Form 10-K
period 1993-12-31
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1994-03-31
CIK 833079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993    Commission file number:  1-9977
                          -----------------                             ------


                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
- ------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

           Maryland                                       86-0611231
- ----------------------------------------   -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

5333 North Seventh Street
Suite 219, Phoenix, Arizona                                  85014
- ----------------------------------------   -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (602) 265-8541

Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, par value $.01 per share          New York Stock Exchange
- ----------------------------------------   -----------------------------------
           Title of each class                    Name of each exchange
                                                   on which registered


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 1994, 9,731,717 shares of Homeplex Mortgage Investments Corporation common stock were outstanding, and the aggregate market value of the 9,678,817 shares held by non-affiliates (based upon the closing price of the shares on the New York Stock Exchange on March 23, 1994) was approximately $13,308,000. Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the outstanding Common Stock of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference: None

                              TABLE OF CONTENTS

PART I                                                                      Page

  Item 1.      Business                                                       3
  Item 2.      Properties                                                    52
  Item 3.      Legal Proceedings                                             53
  Item 4.      Submission of Matters to a Vote of Security Holders           53

PART II

  Item 5.      Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                 53
  Item 6.      Selected Financial Data                                       56
  Item 7.      Management's Discussion and Analysis of Financial
                 Condition, Results of Operations and Interest
                 Rates and Other Information                                 57
  Item 8.      Financial Statements and Supplementary Data                   59
  Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         59

PART III

  Item 10.     Directors and Executive Officers of Registrant                59
  Item 11.     Executive Compensation                                        62
  Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management                                              65
  Item 13.     Certain Relationships and Related Transactions                66

PART IV

  Item 14.     Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                     67

SIGNATURES                                                                   68

FINANCIAL STATEMENTS                                                        F-1

                                    PART I

ITEM 1. BUSINESS

                                 INTRODUCTION

    Homeplex Mortgage Investments Corporation (the "Company") seeks to generate income from the Net Cash Flows on Mortgage Assets as described herein consisting of Mortgage Interests (commonly known as "residuals") and Mortgage Instruments. Mortgage Instruments include mortgage loans ("Mortgage Loans") and mortgage certificates representing interests in pools of mortgage loans ("Mortgage Certificates"). Mortgage Interests represent the right to receive the cash flows on Mortgage Instruments. Mortgage Interests which are created through the purchase of interests (which may include interests in REMICs as described herein) in or from entities ("Mortgage Finance Companies") which own or finance Mortgage Instruments. Substantially all of the Company's Mortgage Instruments and the Mortgage Instruments underlying the Company's Mortgage Interests currently secure or underlie mortgage-collateralized bonds ("CMOs" or "Bonds"), mortgage pass-through certificates ("MPCs" or "Pass-Through Certificates") or other mortgage securities (collectively "Mortgage Securities") including Mortgage Securities issued by the Company or by one or more trusts or corporate subsidiaries organized by the Company or by other entities ("Issuers").

    The  Company's Net Cash Flows result primarily from the difference between
(i) the cash flows on Mortgage Instruments (including those securing or underlying various series of Mortgage Securities as described herein) together with reinvestment income thereon and (ii) the amount required for debt service payments on such Mortgage Securities, the costs of issuance and administration of such Mortgage Securities and other borrowing and financing costs of the Company. The revenues received by the Company are derived from the Net Cash Flows received directly by the Company as well as any Net Cash Flows received by subsidiaries of the Company and paid to the Company as dividends and any Net Cash Flows received by trusts in which the Company has a beneficial interest to the extent of distributions to the Company as the owner of such beneficial interest. See "Business -- Operating Policies and Strategies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company is actively considering the pursuit of various activities other than those traditionally pursued by the Company. These activities may include mortgage banking, the purchase of or loans on real estate, the securitization of various real estate assets, and other real estate and mortgage related activities. At this time, the Company has not determined those additional activities, if any, that it will pursue. Any additional activities that the Company pursues will take into account the Company's available capital, the potential risks and rewards, and the requirements applicable to the Company as a real estate investment trust.

    The Company increases the amount of funds available for its activities with the proceeds of borrowings including borrowings under loan agreements, repurchase agreements and other credit facilities. The Company's borrowings generally are secured by Mortgage Assets owned by the Company. The Company also may increase its funds through the issuance of debt securities and additional equity securities. See "Business -- Operating Policies and Strategies" and "Management's Discussion and analysis of Financial Condition and Results of Operations."

    The Company is a party to a subcontract (the "Subcontract Agreement") with American Southwest Financial Services, Inc. ("ASFS") pursuant to which ASFS performs certain services for the Company in connection with the structuring, issuance and administration of Mortgage Securities issued by the Company or by any Issuer affiliated with ASFS which issues Mortgage Securities with respect to which the Company acquires Mortgage Interests or owns the underlying Mortgage Instruments. See "Business -- The Subcontract Agreement." ASFS is affiliated with American Southwest Financial Corporation, American Southwest Finance Co., Inc. and Westam Mortgage Financial Corporation (together with their affiliates sometimes referred to as the "ASW Companies"). Other than the Subcontract Agreement, the Company has no affiliations, agreements or relationships with the ASW Companies or ASFS, except as described herein under "Certain Relationships and Related Transactions -- Certain Relationships."

    The Company was incorporated in the State of Maryland in May 1988 and commenced operations on July 27, 1988. The Company changed its name from Emerald Mortgage Investments Corporation to Homeplex Mortgage Investments Corporation in April 1990. Emerald Mortgage Advisors Limited Partnership (the "Manager") managed the day-to-day operations of the Company subject to the supervision of the Company's Board of Directors pursuant to the terms of a management agreement (the "Management Agreement") from the commencement of the Company's operations through April 30, 1990. On March 1, 1990, the Company gave notice to the Manager of its intention not to renew the Management Agreement on its termination on April 30, 1990. Beginning May 1, 1990, management of the Company assumed the performance of the functions formerly performed for the Company by the Manager.

    The Company has elected to be taxed as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company generally will not be subject to tax on its income to the extent that it distributes its earnings to stockholders and maintains its qualification as a REIT. See "Business -- Federal Income Tax Considerations."

    The Internal Revenue Service has sent the Company a Proposed Adjustment of taxes due of $10,890,000 and penalties totaling $2,260,000 for the three years ending December 31, 1991. The Proposed Adjustment does not include any amounts for interest which might be owed by the Company. The IRS claimed that the Company did not meet the statutory requirements to be taxed as a REIT for the three-year period because the Company did not demand certain shareholder information set forth in a regulation under the Internal Revenue Code within the specified 30-day period following each of such years. The information consists of sending standardized request letters to a total of 19 shareholders.

    The Company has filed a protest with the District Director of the IRS challenging the Proposed Adjustment. The Company believes that it has complied with the requirements to be treated as a REIT and that the Proposed Adjustment is without merit. See "Legal Proceedings" and Note 9 to Consolidated Financial Statements.

    The Company's Common Stock is listed on the New York Stock Exchange. Unless the context otherwise requires, the term Company means Homeplex Mortgage Investments Corporation and its subsidiaries.

    Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for certain recent information with respect to the Company.

                      OPERATING POLICIES AND STRATEGIES

GENERAL

    The Company currently generates income primarily from the Net Cash Flows on its Mortgage Assets as described herein. The Company's Net Cash Flows result primarily from the difference between (i) the cash flows on Mortgage Instruments (including those securing or underlying various series of Mortgage Securities as described herein) together with reinvestment income thereon and
(ii) the   amount   required  for  debt  service  payments  on  such  Mortgage
Securities, the costs of issuance and administration of such Mortgage Securities and other borrowing and financing costs of the Company. Mortgage Interests are created through the purchase of interests (which may include interests in REMICs) in or from Mortgage Finance Companies which own or finance Mortgage Instruments. Mortgage Instruments include Mortgage Certificates and Mortgage Loans, each as more fully described herein. Substantially all of the Company's Mortgage Instruments and the Mortgage Instruments underlying the Company's Mortgage Interests currently secure or underlie Mortgage Securities, including Mortgage Securities issued by the Company or by one or more other Issuers, including subsidiaries of the Company.

    The Company may seek to increase its Net Cash Flows by purchasing Mortgage Assets both from its equity and from the proceeds of borrowings including borrowings under loan agreements, repurchase agreements and other credit facilities. The Company's borrowings generally are secured by Mortgage Assets owned by the Company. See "Business -- Operating Policies and Strategies -- Capital Resources." Net Cash Flows will be increased through the use of such borrowings if the cost of such borrowings is less than the Net Cash Flows on the Mortgage Assets purchased with or securing such funds. However, a loss could result if the cost of such borrowings increases to the extent that it exceeds the Net Cash Flows of the Mortgage Assets purchased with or securing such funds.

    In connection with its objective to generate income from the Net Cash Flows on its Mortgage Assets, the Company may acquire Mortgage Interests with respect to Mortgage Instruments securing or underlying Mortgage Securities issued by one or more Issuers, or, alternatively, the Company may transfer or pledge Mortgage Instruments it acquires to one or more Issuers (which may include subsidiaries of the Company), which, in turn, will transfer or pledge their rights in such Mortgage Instruments to secure or underlie Mortgage Securities issued by such Issuers. Mortgage Securities (consisting of Bonds or CMOs and Pass-Through Certificates or MPCs) typically are issued in series. Each such series generally consists of several serially maturing classes secured by or representing interests in Mortgage Instruments. Generally, principal payments received on the Mortgage Instruments securing a series of Bonds or included in the pool underlying a series of Pass-Through Certificates, including prepayments on such Mortgage Instruments, are applied to principal payments on one or more classes of the Bonds or Pass-Through Certificates of such series on each principal payment date for such Bonds or Pass-Through Certificates. Scheduled payments of principal of and interest on the Mortgage Instruments and other collateral securing a series of Bonds or included in the pool underlying a series of Pass-Through Certificates are intended to be sufficient to make timely payments of interest on such Bonds or Pass-Through Certificates and to retire each class of such Bonds or Pass-Through Certificates by its stated maturity or final payment date. Bonds and Pass-Through Certificates differ in certain respects. Bonds are debt instruments of the issuer thereof which are secured by Mortgage Instruments. Pass-Through Certificates represent interests in pools of Mortgage Instruments entitling the holders thereof to receive their share of the payments made on such Mortgage Instruments. The ability of the Company to issue Bonds and Pass-Through Certificates directly or through subsidiaries or trusts established by it is subject to certain limitations imposed by the Code. See "Business -- Federal Income Tax Considerations."

    The Company is actively considering the pursuit of various activities other than those traditionally pursued by the Company. These activities may include mortgage banking, the purchase of or loans on real estate, the securitization of various real estate assets, and other real estate and mortgage related activities. At this time, the Company has not determined those additional activities, if any, that it will pursue. Any additional activities that the Company pursues will take into account the Company's available capital, the potential risks and rewards, and the requirements applicable to the Company as a REIT.

    The Company from time to time hedges its borrowings and Mortgage Assets in whole or in part to limit its exposure to changes in interest rates. See
"Business -- Operating Policies and Strategies -- Hedging." However, no hedging strategy can completely insulate the Company from such risks. In addition, certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to hedge. In this regard, sudden increases in interest rates could result in unexpected amounts of hedging income which could jeopardize the Company's qualification as a REIT. On the other hand, certain losses incurred in connection with hedging activities may be capital losses and would not offset ordinary REIT income, resulting in "phantom" income (income without cash) on which dividends must be paid. For a description of the Company's current hedging activities, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Company's Consolidated Financial Statements.

    The Company's operations from time to time may generate taxable income in excess of its net income for financial reporting purposes. It also is possible that the Company could experience a situation in which its taxable income is in excess of the actual receipt of Net Cash Flows. See "Business -- Federal Income Tax Considerations -- Activities of the Company." To the extent the Company does not otherwise have funds available, such a situation may result in the Company's inability to distribute 95% of its taxable income as required in order to maintain its REIT status. See "Business -- Federal Income Tax Considerations." In evaluating Mortgage Assets for purchase, the Company considers the anticipated tax effects of the purchase including the possibility of any excess of taxable income over projected cash receipts of Net Cash Flows.

    The officers of the Company manage the day-to-day operations of the Company, subject to the supervision of the Company's Board of Directors. The Company has entered into a Subcontract Agreement with ASFS pursuant to which ASFS performs certain services for the Company in connection with the issuance and administration of Mortgage Securities issued by the Company or by any Issuer affiliated with ASFS which issues Mortgage Securities with respect to which the Company acquires Mortgage Interests or with respect to which the Company owns the underlying Mortgage Instruments. See "Business -- The Subcontract Agreement."

MORTGAGE INSTRUMENTS

    The Company may purchase Mortgage Instruments, some or all of which may secure or underlie Mortgage Securities, including Mortgage Securities issued by the Company. The types and amounts of Mortgage Instruments which the Company acquires are determined by various factors, including market conditions and the availability of such Mortgage Instruments for purchase and other criteria established from time to time by the Company's Board of Directors. The Company may purchase and retain Mortgage Instruments or may sell such Mortgage Instruments. However, the Company's ability to sell Mortgage Instruments for gain is restricted by the Code and the rules, regulations and interpretations of the Internal Revenue Service thereunder. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT."

    The Company may purchase Mortgage Instruments from a variety of sources ("Mortgage Suppliers"). The Mortgage Instruments purchased by the Company and the Mortgage Instruments underlying the Company's Mortgage Interests may be acquired from investment bankers, mortgage bankers, banks, savings and loan associations, home builders, insurance companies and other concerns involved in mortgage finance. The Company does not have any contracts with any Mortgage Suppliers entitling it to purchase Mortgage Instruments in the future, and there can be no assurance that the Company will be able to purchase Mortgage Instruments in the future from any Mortgage Suppliers or that the terms of any such purchases will be favorable to the Company. In addition, there can be no assurance that Mortgage Suppliers will continue to originate Mortgage Instruments in amounts comparable to prior periods or that changes in market conditions or applicable laws will not adversely affect the availability for purchase or purchase terms of certain types of Mortgage Instruments.

    Mortgage Loans acquired by the Company may be originated by various lenders throughout the United States. Originators may include savings and loan associations, banks, mortgage bankers and other mortgage lenders. In addition to acquiring Mortgage Loans from Mortgage Suppliers, the Company may acquire Mortgage Loans both directly from originators and from entities holding
Mortgage Loans originated by others. There are no limits upon the geographic concentration of Mortgage Loans to be acquired by the Company.

    The Company may acquire Mortgage Loans which comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") ("Conforming Mortgage Loans") (including mortgage loans ("FHA Loans") insured by the Federal Housing Administration (the "FHA") and mortgage loans ("VA Loans") partially guaranteed by the Department of Veterans Affairs (the "VA")) and Mortgage Loans which do not comply with such requirements or with the requirements for inclusion in a loan guarantee program sponsored by the Government National Mortgage Association ("GNMA") ("Nonconforming Mortgage Loans") as well as Mortgage Interests relating to Conforming Mortgage Loans and Nonconforming Mortgage Loans. In addition to the interest rate risk incurred by the Company before it uses such Mortgage Loans to secure or underlie Mortgage Securities, the Company will be subject to the risks of borrower defaults and hazard losses with respect to any Mortgage Loans that it acquires. These risks should be lessened with respect to the Company's Mortgage Loans to the extent such Mortgage Loans are used to secure or underlie Mortgage Securities, are securitized in the form of Mortgage Certificates or are covered by various forms of mortgage or hazard insurance. It may not be possible or economic, however, for the Company to obtain insurance for all Mortgage Loans which the Company acquires, especially during the period of accumulation prior to the issuance of Mortgage Securities which will be secured by or will represent interests in such Mortgage Loans. In addition, standard hazard insurance may not cover certain types of losses such as those attributable to war, earthquakes or floods. See "Business -- Servicing and Insurance on Mortgage Loans."

    If the Board of Directors determines that market conditions warrant, the Company may issue commitments ("Commitments") to originators and other sellers of Mortgage Loans which follow policies and procedures which generally comply with FNMA and FHLMC regulations and guidelines and which comply with all applicable federal and state laws and regulations for loans secured by single-family (one-to-four units) residential properties. In addition, Commitments may be issued for Mortgage Certificates. These Commitments will obligate the Company to purchase Mortgage Instruments from the holder of the Commitment for a specific period of time, in a specific aggregate principal amount and bearing a specified interest rate and price. Although the Company may commit to acquire Mortgage Loans prior to funding, all loans are to be fully funded prior to their acquisition by the Company. Following the issuance of Commitments, the Company will be exposed to risks of interest rate fluctuations. See "Business -- Special Considerations."

    Mortgage Instruments purchased pursuant to Commitments will be purchased at the prices set forth in such Commitments. Such prices will be determined on the basis of certain market criteria as determined from time to time by the Company's Board of Directors including a majority of its Unaffiliated Directors (as defined herein). Mortgage Instruments purchased other than pursuant to Commitments will be purchased at prices determined at the time of purchase in accordance with guidelines established from time to time by the Company's Board of Directors. Such prices will be no less favorable to the Company than are then available from certain nationally recognized dealers in Mortgage Instruments identified by the Company's Board of Directors unless the Board of Directors determines that purchases at higher prices will benefit the Company.

    The Board of Directors establishes criteria that each Mortgage Instrument must satisfy. The officers of the Company must use such criteria in determining whether to acquire Mortgage Instruments on behalf of the Company. The criteria are subject to change by the Company's Board of Directors. See "Business -- Mortgage Instruments -- The Mortgage Loans."

    As of December 31, 1993, the Company owned approximately $93,107,000 in principal amount of Mortgage Instruments which have been pledged in a long-term financing transaction.

MORTGAGE INTERESTS

    General

    The Company may purchase Mortgage Interests commonly known as "residuals" from Mortgage Suppliers. The Company does not have any contracts with any Mortgage Suppliers entitling it to purchase Mortgage Interests in the future, and there can be no assurance that the Company will be able to purchase Mortgage Interests from any Mortgage Suppliers or that the terms of any such purchases will be favorable to the Company. The ability to acquire Mortgage Interests depends upon the volume of issuance of and the market for Mortgage Securities as well as the demand for Mortgage Interests by other prospective purchasers. The Company may find it difficult to acquire Mortgage Interests satisfying its criteria in the event Mortgage Securities are not issued in sufficient quantities or the demand for Mortgage Interests by others increases. There is no limitation as to the amount of Mortgage Interests which the Company may acquire from any person.

    The   Company,   through   public   offerings   or   privately  negotiated
transactions, may purchase Mortgage Interests through the purchase of interests in or from Mortgage Finance Companies which own or finance Mortgage Instruments. Such Mortgage Finance Companies may issue Mortgage Securities or pledge or sell Mortgage Instruments which secure or underlie Mortgage Securities. An election to treat any such Mortgage Finance Company or the Mortgage Instruments owned or financed by such Mortgage Finance Company as a real estate mortgage investment conduit ("REMIC") for federal income tax purposes may be made. The Company purchases Mortgage Interests only to the extent that ownership of such Mortgage Interests is consistent with the Company's objective of maximizing income for distribution to its stockholders and maintaining its qualification as a REIT.

    Mortgage Interests may take any one of a number of forms. The Company may enter into contractual arrangements with Mortgage Finance Companies that entitle it to receive the Net Cash Flows from one or more series of Mortgage Securities. In the alternative, the Company may purchase all or a portion of the equity interest in a Mortgage Finance Company which is a corporation, partnership or trust that has the right to receive the Net Cash Flows from one or more series of Mortgage Securities issued by such Mortgage Finance Company or other Issuer. The Company also may acquire Mortgage Interests that are securities representing the residual interest in the Mortgage Instruments and other collateral pledged to secure or included in the pool underlying a series of Mortgage Securities or that are subordinated to the other classes of such series of Mortgage Securities. The subordination may be for all payment failures on the Mortgage Instruments securing or underlying such series of Mortgage Securities or it may be limited to those resulting from certain types of risks, such as those resulting from war, earthquake or flood, or the bankruptcy of a mortgagor. The subordination may be for the entire amount of the series of Mortgage Securities or may be limited in amount.

    The market for Mortgage Interests is not extensive, and the Company may not find a ready market for any Mortgage Interests it desires to sell. In addition, the Company's ability to sell Mortgage Interests will be limited by the provisions of the Code. Accordingly, the Company purchases Mortgage Interests for investment purposes only. Publicly offered Mortgage Interests generally are rated by a nationally recognized statistical rating agency. However, the risks of ownership will be substantially the same as the ownership of unrated Mortgage Interests because the rating does not address the possibility that the Company might suffer a lower than anticipated yield or fail to recover its initial investment. Publicly offered Mortgage Interests purchased from FHLMC or FNMA generally are not rated.

    The Company complies with the following criteria when it purchases a Mortgage Interest: (i) any publicly issued Mortgage Securities secured by or representing interests in Mortgage Instruments owned or financed by the Mortgage Finance Company which created such Mortgage Interest generally will be rated in one of the two highest rating categories accorded Mortgage Securities by at least one nationally recognized statistical rating agency
(although, as discussed above, such rating does not provide any assurance as to whether the Company will receive a return on its investment in the related Mortgage Interest) or will be issued by FHLMC or FNMA; (ii) such purchase will not disqualify the Company as a REIT; and (iii) such purchase will not subject the Company to regulation as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act").

Current Mortgage Interests

    On July 27, 1988, the Company purchased all of the Mortgage Assets of Capital American Mortgage Investments Limited Partnership ("Capital American"), an Arizona limited partnership. The Mortgage Assets purchased from Capital American entitle the Company to receive the Net Cash Flows on the Mortgage Instruments pledged to secure the following four series of Bonds:
(i) the Series 1 Mortgage-Collateralized Bonds issued by Westam Mortgage Financial Corporation ("Westam") (the "Series 1 Bonds" or "Westam 1"),
(ii) the Series 3 Mortgage-Collateralized Bonds issued by Westam (the "Series 3 Bonds" or "Westam 3"), (iii) the Series 65 Mortgage-Collateralized Bonds issued by American Southwest Financial Corporation ("ASW") (the "Series 65 Bonds" or "ASW 65") and (iv) the Series 5 Mortgage-Collateralized Bonds issued by Westam (the "Series 5 Bonds" or "Westam 5"). Each of these series of Bonds are CMOs, and an election has been made to treat the Mortgage Instruments and other collateral securing such series of Bonds as REMICs.

    From July 27, 1988 through October 26, 1988, the Company purchased the residual interest in the REMIC with respect to the Series 17 Multi-Class Mortgage Participation Certificates (Guaranteed) issued by FHLMC ("FHLMC 17") and 20.2% and 45.07%, respectively, of the residual interests in the REMICs with respect to the FNMA REMIC Trust 1988-24 Guaranteed REMIC Pass-Through Certificates ("FNMA 24") and the FNMA REMIC Trust 1988-25 Guaranteed REMIC
Pass-Through Certificates ("FNMA 25") issued by FNMA. An election has been made to treat the Mortgage Instruments and other collateral underlying each of the above series of Mortgage Securities as REMICs. The Company has not purchased any additional Mortgage Interests since it purchased 20.20% of the residual interest in the REMIC with respect to FNMA 24 on October 26, 1988.

    As of December 31, 1993, the Company owned Mortgage Interests with respect to seven separate series of Mortgage Securities with a net amortized cost balance of approximately $17,685,000 (representing the aggregate purchase price paid for such Mortgage Interests less the amount of distributions on such Mortgage Interests received by the Company representing a return of investment).

    All of the series described above collectively are referred to herein as the "Specified Mortgage Securities." For purposes of the remainder of this section entitled "Acquisition of Mortgage Interests" only, "Bonds," "Pass-Through Certificates," "Mortgage Securities," "Net Cash Flows" and "Mortgage Instruments" refer to the Bonds issued by ASW and Westam, the Pass-Through Certificates issued by FHLMC and FNMA, the Specified Mortgage Securities, the Net Cash Flows generated by the Mortgage Instruments securing or underlying the Specified Mortgage Securities, and the Mortgage Instruments securing or underlying the Specified Mortgage Securities, respectively. Unless otherwise specified, information as to the Specified Mortgage Securities is as of their respective closing dates.

    The Specified Mortgage Securities were issued during the period from April 29, 1988 through October 26, 1988 in an aggregate original principal amount of $2,700,200,000, and all are collateralized by or represent interests in Mortgage Instruments.

    Subject to the availability of funding and other factors described herein, the Company may acquire or enter into commitments to acquire additional Mortgage Assets. Any such acquisition would be intended to complement the Net Cash Flows to be received by the Company from the Mortgage Instruments securing or underlying the Mortgage Securities in a manner consistent with the Company's operating policies and strategies. No assurance can be given that the Company will acquire any such Mortgage Assets. See "Operating Policies and Strategies -- Capital Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Mortgage Instruments Securing or Underlying the Specified Mortgage
Securities

    The Mortgage Instruments pledged as collateral for the Bonds are beneficially owned by the Issuers of such Bonds, and the Company owns the residual interests in the REMICs with respect to the Bonds. The Mortgage Instruments contained in the pools underlying the Pass-Through Certificates are beneficially owned by the holders of the Pass-Through Certificates (including the holders of the residual interests relating thereto), and the Company owns 100%, 20.2% and 45.07% of the residual interest in the REMICs with respect to FHLMC 17, FNMA 24 and FNMA 25, respectively. The Mortgage Instruments securing or underlying the Mortgage Securities consist of mortgage-backed certificates guaranteed by GNMA ("GNMA Certificates"), mortgage participation certificates issued by FHLMC ("FHLMC Certificates") and guaranteed mortgage pass-through certificates issued by FNMA ("FNMA Certificates"). As of December 31, 1993, the GNMA Certificates had an aggregate principal balance of $339,922,000, the FHLMC Certificates had an aggregate principal balance of $111,870,000 and the FNMA Certificates had an aggregate principal balance of $261,670,000.

    The following table sets forth the remaining principal balances, the weighted average pass-through rates, the weighted average mortgage coupon rates and the weighted average remaining terms to maturity of the Mortgage Instruments pledged as collateral for each series of Bonds or contained in the pool underlying each series of Pass-Through Certificates. The information presented in the table was provided to the Company by the respective Issuer of each series of Mortgage Securities. The Company did not issue such Mortgage Securities and is relying on the respective Issuers regarding the accuracy of the information provided.

                SUMMARY OF MORTGAGE INSTRUMENT CHARACTERISTICS

                                                                                                     WEIGHTED AVERAGE
   SERIES OF          TYPE OF          REMAINING         WEIGHTED AVERAGE      WEIGHTED AVERAGE       REMAINING TERM
    MORTGAGE         MORTGAGE      PRINCIPAL BALANCE       PASS-THROUGH        MORTGAGE COUPON          TO MATURITY
   SECURITIES       INSTRUMENT            (1)                  RATE                  RATE               (YEARS)(1)
- ----------------  ---------------  ------------------  --------------------  --------------------  ---------------------
                                     (IN THOUSANDS)
Westam 1               GNMA           $ 70,782                10.50%                11.00%                 22.8
Westam 3               GNMA             77,081                 9.50                 10.00                  23.8
ASW 65                 GNMA             81,459                10.00                 10.50                  23.7
Westam 5               GNMA            110,600                 9.00                  9.50                  23.2
FHLMC 17               FHLMC           111,870                10.00                 10.57                  23.5
FNMA 24                FNMA            108,233(2)             10.00                 10.65                  24.2
FNMA 25                FNMA            153,437(3)              9.50                 10.14                  24.2

- --------------
(1) As of December 31, 1993.

(2) The Company owns a 20.2% interest in the residual interest in the REMIC with respect to FNMA 24.

(3) The Company owns a 45.07% interest in the residual interest in the REMIC with respect to FNMA 25.

    The prepayment experience on the Mortgage Instruments securing or underlying the Mortgage Securities will significantly affect the average life of such Mortgage Securities because all or a portion of such prepayments will be paid to the holders of the related Mortgage Securities as principal payments on such Mortgage Securities. Prepayments on mortgage loans commonly are measured by a prepayment standard or model. The model used herein (the "Prepayment Assumption Model") is based on an assumed rate of prepayment each month of the unpaid principal amount of a pool of new mortgage loans expressed on an annual basis. 100% of the Prepayment Assumption Model assumes that each mortgage loan underlying a Mortgage Certificate and each Mortgage Loan (regardless of interest rate, principal amount, original term to maturity or geographic location) prepays at an annual compounded rate of 0.2% per annum of its outstanding principal balance in the first month after origination, that this rate increases by an additional 0.2% per annum in each month thereafter until the thirtieth month after origination and in the thirtieth month and in each month thereafter prepays at a constant prepayment rate of 6% per annum.

    The Prepayment Assumption Model does not purport to be either a historical description of the prepayment experience of any pool of mortgage loans or a prediction of the anticipated rate of prepayment of any pool of mortgage loans, including the mortgage loans underlying the Mortgage Certificates, and there is no assurance that the prepayment of the mortgage loans underlying the Mortgage Certificates or the Mortgage Loans will conform to any of the assumed prepayment rates. The rate of principal payments on pools of mortgage loans is influenced by a variety of economic, geographic, social and other factors. In general, however, Mortgage Instruments are likely to be subject to higher prepayment rates if prevailing interest rates fall significantly below the interest rates on the mortgage loans underlying the Mortgage Certificates or the Mortgage Loans. Conversely, the rate of prepayment would be expected to decrease if interest rates rise above the interest rate on the mortgage loans underlying the Mortgage Certificates or the Mortgage Loans. Other factors affecting prepayment of mortgage loans include changes in mortgagors' housing needs, job transfers, unemployment, mortgagors' net equity in the mortgaged properties, assumability of mortgage loans and servicing decisions.

Description of the Specified Mortgage Securities

    Each series of Bonds constitutes a nonrecourse obligation of the Issuer of such series of Bonds payable solely from the Mortgage Instruments and any other collateral pledged to secure such series of Bonds. All of the Bonds are rated "AAA" by Standard & Poor's Corporation. All of the Bonds have been issued in series pursuant to indentures (the "Indenture") between the Issuer and a bank trustee (the "Trustee") which holds the underlying Mortgage Instruments and other collateral pledged to secure the related series of Bonds.

    Each series of the Bonds is structured so that the monthly payments on the Mortgage Instruments pledged as collateral for such series of Bonds, together (in certain cases) with reinvestment income on such monthly payments at the rates required to be assumed by the rating agencies rating such Bonds or at the rates provided pursuant to a guaranteed investment contract, will be sufficient to make timely payments of interest on each class of Bonds of such series (each a "Bond Class"), to begin payment of principal on each Bond Class not later than its "first mandatory principal payment date" or "first mandatory redemption date" (as defined in the related Indenture) and to retire each Bond Class no later than its "stated maturity" (as defined in the related Indenture).

    Each series of Pass-Through Certificates represents beneficial ownership interests in a pool ("Mortgage Pool") of Mortgage Instruments formed by the Issuer thereof and evidences the right of the holders of such Pass-Through Certificates to receive payments of principal and interest at the pass-through rate with respect to the related Mortgage Pool. Pass-Through Certificates issued by FHLMC or FNMA generally are not rated by any rating agency. The Pass-Through Certificates issued by FHLMC have been issued pursuant to an agreement ("Pooling Agreement") which generally provides for the formation of the Mortgage Pool and the performance of administrative and servicing functions. The Pass-Through Certificates issued by FNMA have been issued pursuant to a trust agreement ("Trust Agreement") between FNMA in its corporate capacity and in its capacity as trustee which generally provides for the formation of the Mortgage Pool and the performance of administrative and servicing functions. The Pass-Through Certificates are not obligations of the Issuers thereof.

    Each series of Pass-Through Certificates is structured so that the monthly payments of principal and interest on the Mortgage Instruments in the Mortgage Pool underlying such series of Pass-Through Certificates are passed through on monthly payment dates to the holders of each class of Pass-Through Certificates of such series (each a "Pass-Through Class") as payments of principal and interest, respectively, and each Pass-Through Class is retired no later than its "final payment date" or "final distribution date" (as defined in the related Pooling Agreement or Trust Agreement, respectively).

    With respect to FHLMC 17, FHLMC guarantees to each holder of a Pass-Through Certificate that bears interest the timely payment of interest at the applicable interest rate on such Pass-Through Certificates. FHLMC also guarantees to each holder of a Pass-Through Certificate the payment of the principal amount of such holder's Pass-Through Certificates as payments are made on the underlying FHLMC Certificates. Such guarantees, however, do not assure the Company any particular return on its Mortgage Interests with respect to these Mortgage Securities. The FHLMC 17 Pass-Through Certificates have been issued pursuant to agreements between the holders of the Pass-Through Certificates and FHLMC, which holds and administers, or supervises the administration of, the pool of Mortgage Instruments underlying the Pass-Through Certificates.

    With respect to FNMA 24 and FNMA 25, FNMA is obligated to distribute on a timely basis to the holders of the Pass-Through Certificates required installments of principal and interest and to distribute the principal balance of each Class of Pass-Through Certificate in full no later than its applicable "final distribution date," whether or not sufficient funds are available in the "certificate account" (as defined in the offering circular). The guarantee of FNMA is not backed by the full faith and credit of the United States. The FNMA 24 and FNMA 25 Pass-Through Certificates represent beneficial ownership interests in trusts created pursuant to a Trust Agreement. FNMA is responsible for the administration and servicing of the mortgage loans underlying the FNMA Certificates, including the supervision of the servicing activities of lenders, if appropriate, the collection and receipt of payments from lenders, and the remittance of distributions and certain reports to holders of the Pass-Through Certificates.

    Interest payments on the Bond Classes and the Pass-Through Classes (together "Classes") are due and payable on specified payment dates, except with respect to principal only or zero coupon Classes ("Principal Only Classes") which do not bear interest and with respect to compound interest Classes ("Compound Interest Classes") as to which interest accrues but generally is not paid until other designated Classes in the same series of Mortgage Securities are paid in full. The payment dates for the Mortgage
Securities are monthly. Each Class of Mortgage Securities, except the Principal Only Classes, provides for the payment of interest either at a fixed rate, or at an interest rate which resets periodically based on a specified spread from (i) the arithmetic mean of quotations of the London interbank offered rates ("LIBOR") for one-month Eurodollar deposits, subject to a specified maximum interest rate, (ii) the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (the "COF Index"), as published by the Federal Home Loan Bank of San Francisco (the "FHLB/SF"), subject to a specified maximum interest rate or (iii) other indexes specified in the prospectus supplement or offering circular for a series of Mortgage Securities.

    According to information furnished by the FHLB/SF, the COF Index is based on financial reports submitted monthly to the FHLB/SF by Eleventh District savings institutions and is computed by the FHLB/SF for each month by dividing the cost of funds (interest paid during the month by Eleventh District savings institutions on savings, advances and other borrowings) by the average of the total amount of those funds outstanding at the end of that month and at the end of the prior month, subject to certain adjustments. According to such FHLB/SF information, the COF Index reflects the interest cost paid on all types of funds held by Eleventh District savings institutions, and is weighted to reflect the relative amount of each type of funds held at the end of the particular month. The COF Index has been reported each month since August 1981.

    Unlike most other interest rate measures, the COF Index does not necessarily reflect current market rates. A number of factors affect the performance of the COF Index which may cause the COF Index to move in a manner different from indices tied to specific interest rates, such as United States Treasury Bills or LIBOR. Because of the various maturities of the liabilities upon which the COF Index is based (which may be more or less sensitive to market interest rates), the COF Index may not necessarily reflect the average prevailing market interest rates on new liabilities of similar maturities. Additionally, the COF Index may not necessarily move in the same direction as market interest rates, because as longer term deposits or borrowings mature and are renewed at prevailing market interest rates, the COF Index is influenced by the differential between the prior rates on such deposits or borrowings and the cost of new deposits or borrowings. Moreover, the COF Index represents the weighted average cost of funds for Eleventh District savings institutions for the month prior to the month in which the COF Index is customarily published, and therefore lags current rates. Movement of the COF Index, as compared to other indices tied to specific interest rates, also may be affected by changes instituted by the FHLB/SF in the method used to calculate the COF Index.

    Principal payments on each Class of the Mortgage Securities are made on monthly payment dates. Payments of principal generally are allocated to the earlier maturing Classes until such Classes are paid in full. However, in certain series of Mortgage Securities, principal payments on certain Classes are made concurrently with principal payments on other Classes of such series of Mortgage Securities in certain specified percentages (as described in the prospectus supplement or offering circular for such series of Mortgage Securities). In addition, payments of principal on certain Classes (referred to as "SAY," "PAC," "SMRT" or "SPPR" Classes) occur pursuant to a specified repayment schedule to the extent funds are available therefor, regardless of which other Classes of the same series of Mortgage Securities remain outstanding. Each of the Principal Only Classes has been issued at a substantial discount from par value and receives only principal payments. Certain Classes of the Mortgage Securities will be subject to redemption at the option of the Issuer of such series (in the case of FHLMC 17) or upon the instruction of the Company (as the holder of the residual interest in the REMICs with respect to the other Mortgage Securities Classes subject to redemption) on the dates specified herein in accordance with the specific terms of the related Indenture, Pooling Agreement or Trust Agreement, as applicable. Certain Classes which represent the residual interest in the REMIC with respect to a series of Mortgage Securities (referred to as "Residual Interest Classes") generally also are entitled to additional amounts, such as the remaining assets in the REMIC after the payment in full of the other Classes of the same series of Mortgage Securities and any amount remaining on each payment date in the account in which distributions on the Mortgage Instruments securing or underlying the Mortgage Securities are invested after the payment of principal and interest on the related Mortgage Securities and the payment of expenses.

    The table below sets forth certain information regarding the Mortgage Securities with respect to which the Company owns all or a part of the Mortgage Interest.

                      SUMMARY OF THE MORTGAGE SECURITIES

                 REMAINING        WEIGHTED
                 PRINCIPAL      AVERAGE PASS-
              BALANCE OF THE   THROUGH RATE OF
                 MORTGAGE       THE MORTGAGE                                                                               FIRST
                INSTRUMENTS      INSTRUMENTS                                                                   STATED    OPTIONAL
              COLLATERALIZING  COLLATERALIZING                                   REMAINING                    MATURITY  REDEMPTION
               OR UNDERLYING    OR UNDERLYING                          INITIAL   PRINCIPAL                    OR FINAL      OR
               THE MORTGAGE     THE MORTGAGE                  ISSUE   PRINCIPAL   BALANCE                     PAYMENT   TERMINATION
 SERIES(1)     SECURITIES(2)     SECURITIES        CLASS       DATE    BALANCE      (2)          COUPON         DATE       DATE
 ---------    ---------------  ---------------  -----------  --------  --------  ---------  ----------------  --------  -----------
              (IN THOUSANDS)                                             (IN THOUSANDS)

Westam 1         $ 70,782           10.50%       1-A         4/29/88   $109,228   $ 24,975  Variable Rate(3)    9/1/12    6/1/98
                                                 1-B         4/29/88     85,142          0        8.55          1/1/09    6/1/98
                                                 1-C         4/29/88     44,380     29,615        8.55          9/1/12    6/1/98
                                                 1-Z(4)      4/29/88     11,250     19,519        9.90          5/1/18    6/1/98
Westam 3         $ 77,081            9.50%       3-A         6/30/88   $ 80,960   $ 18,976  Variable Rate(5)    6/1/07    8/1/98
                                                 3-B         6/30/88     54,000          0        6.00         10/1/02    8/1/98
                                                 3-C         6/30/88     16,000          0        6.00         10/1/04    8/1/98
                                                 3-D         6/30/88     25,040     22,276        6.00          6/1/07    8/1/98
                                                 3-E(4)      6/30/88     24,000     39,972        9.45          7/1/18    8/1/98
ASW 65           $ 81,459           10.00%      65-A         6/29/88   $ 41,181   $      0        9.00%         5/1/14    8/1/98
                                                65-B         6/29/88      7,746          0  Variable Rate(6)    9/1/14    8/1/98
                                                65-C(7)      6/29/88     11,872          0        8.25         10/1/18    8/1/98
                                                65-D(7)      6/29/88     21,169          0        7.25         10/1/18    8/1/98
                                                65-E(7)      6/29/88      6,965      5,240        7.50         10/1/18    8/1/98
                                                65-F(7)      6/29/88     19,977     19,977        7.50         10/1/18    8/1/98
                                                65-G(7)      6/29/88     12,540     12,540        7.50         10/1/18    8/1/98
                                                65-H(7)      6/29/88     60,344     36,274  Variable Rate(6)   10/1/18    8/1/98
                                                65-I(7)      6/29/88     32,230          0        7.00         10/1/18    8/1/98
                                                65-J(7)      6/29/88     23,476          0  Variable Rate(6)   10/1/18    8/1/98
                                                65-Z(4)      6/29/88     12,500     11,471        7.75         10/1/18    8/1/98
Westam 5         $110,600            9.00%       5-A         7/28/88   $ 70,488   $ 19,114  Variable Rate(8)    8/1/18      (9)
                                                 5-B(10)     7/28/88     39,784     10,788    Zero Coupon       8/1/18      (9)
                                                 5-Y(7)      7/28/88    139,728     87,581        8.95          8/1/18      (9)
FHLMC 17         $111,870           10.00%      17-A(7)      9/30/88   $ 26,000   $      0        9.35%        5/15/02     (14)
                                                17-B(7)      9/30/88     98,850          0        9.00         9/15/19     (14)
                                                17-C         9/30/88     92,400          0   Variable Rate    10/15/19     (14)
                                                                                                  (12)
                                                17-D(10)     9/30/88     27,750          0    Zero Coupon     10/15/19     (14)
                                                17-E(7)      9/30/88     75,400          0        9.30         2/15/12     (14)
                                                17-F(7)      9/30/88     26,700          0        9.35        12/15/13     (14)
                                                17-G(7)      9/30/88     67,400     33,452        9.55         3/15/17     (14)
                                                17-H(7)      9/30/88     34,700     34,700        9.70         6/15/18     (14)
                                                17-I(7)      9/30/88     43,696     43,696        9.90        10/15/19     (14)
                                                17-J(7)      9/30/88      7,104          0        9.00        10/15/19     (14)
                                                17-R(11)     9/30/88        100         22    Residual(13)    10/15/19     (14)
FNMA 24(15)      $108,233           10.00%      24-A(7)      10/26/88   $13,300   $      0        7.00%        3/25/02     (19)
                                                24-B(7)      10/26/88    33,400          0        7.00         3/25/11     (19)
                                                24-C(7)      10/26/88    13,200          0        7.00         2/25/13     (19)
                                                24-D(7)      10/26/88    29,100     13,724        7.00         3/25/16     (19)
                                                24-E(7)      10/26/88    16,600     16,600        7.00         7/25/17     (19)
                                                24-F(16)     10/26/88   217,350     58,989   Variable Rate    10/25/18     (19)
                                                                                                  (17)
                                                24-G(7)      10/26/88    18,899     18,899        7.00        10/25/18     (19)
                                                24-H(7)      10/26/88    36,100          0        9.50         7/25/16     (19)
                                                24-J(7)      10/26/88    32,850          0        9.50         4/25/17     (19)
                                                24-K(7)      10/26/88    72,151          0        9.50        10/25/18     (19)
                                                24-L         10/26/88    17,050          0    Zero Coupon     10/25/18     (19)
                                                24-R(11)     10/26/88       100         21    Residual(18)    10/25/18     (19)
FNMA 25(20)      $153,437            9.50%      25-A(7)(21)  10/25/88  $165,000   $      0        9.00%        6/25/08     (19)
                                                25-B(7)      10/25/88   270,823    134,710        9.25        10/25/18     (19)
                                                25-C(16)     10/25/88    37,500     18,652   Variable Rate    10/25/18     (19)
                                                                                                  (22)
                                                25-D         10/25/88    70,912          0   Variable Rate    10/25/18     (19)
                                                                                                  (23)
                                                25-E         10/25/88   139,575          0   Variable Rate    10/25/18     (19)
                                                                                                  (24)
                                                25-G(25)     10/25/88    66,115          0    Zero Coupon     10/25/18     (19)
                                                25-R(11)     10/25/88        75         75    Residual(26)    10/25/18     (19)

- --------------
(1) Unless otherwise specified, the Company owns 100% of the residual interest with respect to each series of Mortgage Securities.
(2) As of December 31, 1993.
(3) Determined monthly, and generally equal to 0.65% above the arithmetic mean of LIBOR, subject to a maximum rate of 12.75%.
(4) Compound Interest Class.
(5) Determined monthly, and generally equal to 0.70% above the arithmetic mean of LIBOR, subject to a maximum rate of 13.00%.
(6) Determined  monthly,  and  generally  equal  to  0.80%,  0.70%  and 0.95%, respectively,  above  the  arithmetic  mean of LIBOR, subject to a maximum rate of 13.50%, 12.50% and 14.00%, respectively.
(7) SAY,  PAC,  SMRT,  SPPR  or  other  Class  which  receives  a preferential allocation of principal payments during a designated period.
(8) Determined monthly, and generally equal to 0.85% above the arithmetic mean of LIBOR, subject to a maximum rate of 14.00%.
(9) The  Westam  5  Bonds  may  be  redeemed  at  any time after the aggregate principal  amount of such Bonds then outstanding is less than 10% of their original aggregate principal amount.
(10) Principal Only Class.
(11) Residual Interest Class. This class represents the "residual interest" in the REMIC with respect to such Series.
(12) Determined  monthly,  and  generally  equal to 0.90% above the arithmetic mean of LIBOR, subject to a maximum rate of 13.00%.
(13) The Class of Pass-Through Certificates will bear interest on each payment date  in  an amount equal to the amounts received as interest payments on the  FHLMC  Certificates  in the Mortgage Pool on such payment date, less the  aggregate  amount  of  interest payable on the FHLMC 17 Pass-Through
     Certificates  (other  than  the  Residual Interest Class) on such payment date.
(14) The  FHLMC 17 Pass-Through Certificates may be redeemed in whole, but not in  part,  on  any payment date if the aggregate principal amount of such
     Pass-Through  Certificates  outstanding  is  less  than 1% of the initial principal amount of such Pass-Through Certificates.
(15) The  Company owns a 20.20% interest in the residual interest in the REMIC with respect to FNMA 24.
(16) Paid  principal  in  the  manner  of  a SAY, PAC, SMRT or SPPR Class with respect to a portion of its principal balance.
(17) Determined  monthly,  and  generally  equal to 2.10% below the product of
     1.15  and  the  arithmetic  mean  of  LIBOR, subject to a maximum rate of
     12.50%.
(18) On each payment date, the Class of Pass-Through Certificates will receive the  excess  of  the  sum  of  all  distributions  payable  on  the  FNMA
     Certificates  underlying  the  Pass-Through  Certificates on such payment date over all amounts distributable on such payment date as principal and interest  on  each  Class  of  the  Pass-Through  Certificates (including
     amounts   distributable  as  principal  on  this  Class  of  Pass-Through
     Certificates).
(19) Not subject to optional redemption.
(20) The  Company owns a 45.07% interest in the residual interest in the REMIC with respect to FNMA 25.
(21) On  any  payment  date on which the principal distributions from the FNMA
     Certificates  underlying  the  FNMA 25  Pass-Through Certificates are not sufficient  to  reduce  the principal balance of this Class of such Pass-
     Through  Certificates  to  a  designated  amount,  the amount of interest distributed  from  the  FNMA  Certificates  underlying  such Pass-Through
     Certificates not required to be paid out as interest on such Pass-Through
     Certificates  on such payment date ("Excess Interest") will be applied to reduce  the  principal balance of this Class to the designated amount for that payment date.
(22) Determined  monthly,  and  generally equal to .7586% above the product of
     .9632 and the COF Index, subject to a maximum rate of 11.3054%.
(23) Determined  monthly,  and generally equal to 1.5229% below the product of
     .9247 and the COF Index, subject to a maximum rate of 9.50%.
(24) Determined  monthly,  and  generally  equal to 1.25% above the COF Index, subject to a maximum rate of 14.00%.
(25) On  any  payment  date  on  which this Class of Pass-Through Certificates receives  principal  payments, 30% of the Excess Interest will be applied to reduce the principal balance of this Class.
(26) When  Excess  Interest is used to pay principal on Classes 25-A and 25-G, the  amount  of Excess Interest so applied will be added to the principal balance  of this Class of Pass-Through Certificates. In addition, on each
     Payment  Date,  this  Class of Pass-Through Certificates will receive the excess  of  the sum of all distributions payable on the FNMA Certificates underlying  the  FNMA 25  Pass-Through  Certificates on such payment date over  all  amounts  distributable  on  such payment date as principal and interest  (including  amounts distributable as principal on this Class of
     Pass-Through Certificates).

Net Cash Flows

    The Net Cash Flows available from the Company's Mortgage Interests are derived principally from three sources: (i) the favorable spread between the interest or pass-through rates on the Mortgage Instruments securing or underlying the Mortgage Securities and the interest or pass-through rates of the Mortgage Securities Classes, (ii) reinvestment income in excess of the assumptions used in pricing the Mortgage Securities, and (iii) any amounts available from prepayments on the Mortgage Instruments securing or underlying the Mortgage Securities that are not necessary for the payments on the Mortgage Securities. The amount of Net Cash Flows generally decreases over time as the Classes are retired. Distributions of Net Cash Flows represent both the return on and the return of the investment on the Mortgage Assets purchased.

    The principal factors which may be expected to influence Net Cash Flows are as follows:

    (1) Other factors being equal, Net Cash Flows in each payment period tend to decline over the life of a series of Mortgage Securities, because (a) as normal amortization of principal and principal prepayments occur on the Mortgage Instruments securing or underlying such Mortgage Securities, the principal balances of earlier, lower-yielding Classes of such Mortgage Securities are reduced, thereby resulting in a reduction of the favorable spread between the weighted average interest or pass-through rate on outstanding Classes and the interest or pass-through rates on the Mortgage Instruments securing or underlying such Mortgage Securities and (b) the higher coupon Mortgage Instruments are likely to be prepaid faster, reinforcing the same effect.

    (2) The rate of prepayments on the Mortgage Instruments securing or underlying a series of Mortgage Securities will significantly affect the Net Cash Flows. Because prepayments shorten the life of the mortgage loans underlying the Mortgage Instruments securing or underlying a series of Mortgage Securities, a higher rate of prepayments normally reduces overall Net Cash Flows. However, with respect to Discount Collateral (as defined herein), without regard to the interest rate payable on Classes of such Mortgage
Securities,  prepayments  will  tend  to  increase Net Cash Flows. The rate of prepayments may be expected to vary over the life of a series of Mortgage Securities, and the timing of prepayments will further affect their significance. The rate of prepayments is affected by mortgage interest rates and other factors. Generally, increases in mortgage interest rates reduce prepayment rates, while decreases in mortgage interest rates increase prepayment rates. Because an important component of Net Cash Flows derives from the spread between the weighted average interest or pass-through rate on the Mortgage Instruments securing or underlying a series of Mortgage Securities and the weighted average interest or pass-through rate on the outstanding classes of such Mortgage Securities Classes, a higher than expected level of prepayments concentrated during the early life of such Mortgage Securities (thereby reducing the weighted average life of the earlier, lower-yielding Classes) has a more negative effect on Net Cash Flows than the same volume of prepayments have at a constant rate over the life of such Mortgage Securities.

    (3) With respect to Variable Rate Classes of Mortgage Securities, increases in the level of the index on which the interest rate for such Variable Rate Classes are based will increase the interest or pass-through rate payable on Variable Rate Classes and thus reduce or, in some instances, eliminate Net Cash Flows, while decreases in the level of the relevant index will decrease the interest or pass-through rate payable on Variable Rate Classes and thus increase Net Cash Flows.

    (4) The  interest  rate  at  which the monthly cash flow from the Mortgage
Instruments securing or underlying a series of Mortgage Securities may be reinvested until payment dates for such Mortgage Securities influences the amount of reinvestment income contributing to the Net Cash Flows unless such reinvestment income is not paid to the owner of the related Mortgage Interest.

    (5) The  administrative  expenses  of  a series of Mortgage Securities (if any) may increase as a percentage of Net Cash Flows as the outstanding balances of the Mortgage Instruments securing or underlying such Mortgage Securities decline, if some of such administrative expenses are fixed. In later years, it can be expected that fixed expenses will exceed the available cash flow. Although reserve funds generally are established to cover such shortfalls, there can be no assurance that such reserves will be sufficient to cover such shortfalls. In addition, although each series of Mortgage Securities (other than FNMA 24 or FNMA 25) generally has an optional redemption provision that allows the Issuer thereof (in the case of FHLMC 17) or the Company (as the holder of the residual interest in the REMICs with respect to the other series of Mortgage Securities) to retire the remaining Classes that are subject to redemption or retirement after a certain date, there can be no assurance that the Issuer or the Company will exercise such options and, in any event, in a high interest rate environment the market value of the remaining Mortgage Instruments securing or underlying the Mortgage Securities may be less than the amount required to retire the remaining outstanding Classes. The Company may be liable for or its return subject to administrative expenses relating to a series of Mortgage Securities if reserves prove to be insufficient. Moreover, any unanticipated liability or expenses with respect to the Mortgage Securities could adversely affect Net Cash Flows.

ACQUISITION OF STRIPPED MORTGAGE SECURITIES

    The Company may acquire Stripped Mortgage Securities as market conditions warrant. Stripped Mortgage Securities provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Instruments. Payments on Stripped Mortgage Securities are highly sensitive to the rate of prepayments on the mortgage loans included in or underlying the related Mortgage Instruments. In the event of more rapid than anticipated prepayments on such mortgage loans, the rates of return on interests in Stripped Mortgage Securities representing the right to receive interest only or a disproportionately large amount of interest would be likely to decline. Conversely, the rates of return on Stripped Mortgage Securities representing the right to receive principal only or a disproportionate amount of principal would be likely to increase in the event of rapid prepayments.

ISSUANCE OF MORTGAGE SECURITIES

    The issuance of Mortgage Securities as described below depends upon the demand for these securities, the cost of issuing securities, the relative strength of issuers and other market participants active in such securities, rating agency requirements and other factors affecting the structure, cost, rating and benefits of such securities relative to each other and to other investment alternatives. The market for Mortgage Securities has developed rapidly within recent years and continues to generate new structures, issuers, buyers and products. Developments in the market which affect the factors mentioned below or which change the Company's assessment of the market for such securities may cause the Company to revise the financing strategy described herein. Any such revision in strategy would require the approval of the Board of Directors, including a majority of the Unaffiliated Directors.

Bonds

    To the extent consistent with its objective of generating income from the Net Cash Flows on its Mortgage Assets and to the extent consistent with maintaining its REIT status, the Company may issue, itself or through one or more other Issuers, including subsidiaries of the Company or trusts in which the Company is a beneficiary, or may acquire Mortgage Interests with respect to, various series of Bonds secured by collateral which may include Mortgage Instruments, debt service funds, reserve funds, insurance policies, servicing agreements and a master servicing agreement (the "Collateral"). Each series of Bonds will be structured to be fully payable from the principal and interest payments on the Mortgage Instruments (net of applicable servicing, administration and guaranty fees and insurance premiums) securing such series of Bonds, any other collateral required to be pledged as a condition to receiving the desired rating on such series of Bonds, plus, in certain cases, any reinvestment income on the Collateral. In certain cases, series of Bonds may be recourse obligations of the Company or the other Issuer issuing such Bonds, and purchasers of any such Bonds also may look to any other assets of the Company or such Issuer, as applicable, for payments on such Bonds.

    The Company or other Issuer will seek a rating for each series of publicly issued Bonds in one of the two highest rating categories established by a nationally recognized statistical rating agency. The amount of Collateral or level of credit enhancement which may be required to obtain such a rating for a series of Bonds will depend upon factors such as the type of Mortgage Instruments securing such series of Bonds and the interest rates paid thereon, the geographic concentration of the mortgaged properties securing the mortgage loans included in or underlying such Mortgage Instruments and other criteria established by the rating agency rating such series of Bonds. The greater the amount of Collateral or level of credit enhancement required by the rating agency rating a series of Bonds to obtain the necessary rating, the less capacity the Company will have to raise additional funds through issuing additional Bonds or obtaining short-term secured borrowings and the less ability the Company will have to expand its Mortgage Assets. As a result, it is anticipated that Collateral will be pledged to secure the Bonds of a series only in the amount required to obtain a rating for such Bonds in one of the two highest rating categories of a nationally recognized statistical rating agency. No assurance can be given that the amount of Collateral or level of credit enhancement required by a rating agency to obtain a rating for a series of Bonds may not increase in the future as the result of changes in the requirements of such rating agency. This may adversely affect the ability of the Company or other Issuers to issue Bonds.

    The Company believes that, under prevailing market conditions, a series of publicly issued Bonds receiving a rating other than in one of the two highest rating categories would require payment of an excessive yield to attract investors. No assurance can be given that the Company or other Issuer will obtain the ratings it plans to seek for its Bonds.

    The Company may form, acquire or enter into contractual arrangements with one or more Issuers. An Issuer will be structured as a trust or as a corporation. Each Issuer that is structured as a trust will be a single purpose trust with respect to which the Company will be a beneficiary. Each Issuer that is structured as a corporation will be a single purpose corporation and may be a wholly-owned subsidiary of the Company or may deal with the Company on a contractual basis. The Company anticipates that any Issuers organized by the Company will be structured as corporations.

    The Company may transfer or pledge Mortgage Instruments to an Issuer, which then will pledge such Mortgage Instruments to secure a series of Bonds. It is expected that a series of Bonds issued by any Issuer will not be guaranteed by the Company and the sole recourse of purchasers of such obligations will be limited to the Mortgage Instruments and other collateral pledged to secure their payment and, in certain circumstances, to the other assets of the Issuer. The Company may contribute to any Issuer a demand note in a principal amount and bearing interest at a rate to be determined upon advice of counsel in order to provide credit enhancement with respect to a series of Bonds or to otherwise obtain the desired rating. Following the issuance of Bonds of a series, the proceeds of such series of Bonds either will be distributed to the Company as a beneficiary or sole stockholder of, as the case may be, or pursuant to a contractual arrangement with, the Issuer or will be used to discharge indebtedness incurred to acquire the Mortgage Instruments and other Collateral pledged to secure such series of Bonds.

    The Issuers may make certain representations and warranties with respect to a series of Bonds including representations and warranties concerning various aspects of the Mortgage Instruments securing such series of Bonds, such as loan-to-value ratios, dollar limitations on amounts loaned and other characteristics of the loans included in or underlying Mortgage Instruments securing such series of Bonds. The Issuer in turn may require similar representations and warranties from the Company with respect to any Mortgage Instruments that the Company pledges or sells to the Issuer to secure such series of Bonds. In making such representations and warranties, the Company may rely on comparable representations and warranties from any Mortgage Supplier from which it acquires Mortgage Instruments. If any representation or warranty is materially breached with respect to any Mortgage Instrument, the Issuer and the Company could be obligated to repurchase or replace such Mortgage Instrument.

Pass-Through Certificates

    The Company may issue itself, or through one or more other Issuers including subsidiaries of the Company or trusts in which the Company is a beneficiary, or may acquire Mortgage Interests with respect to, Pass-Through Certificates. The issuance of Pass-Through Certificates may be undertaken by the Company or subsidiaries or trusts organized by it, however, only if the Board of Directors has received an opinion of counsel or other satisfactory evidence that the issuance of such securities will not cause the Company to fail to qualify for treatment as a REIT under the Code and that the income, if any, realized by the Company in connection with the issuance and sale or acquisition of such mortgage-backed securities will not constitute income from a prohibited transaction under the Code. See "Business -- Federal Income Tax Considerations."

    The holders of Pass-Through Certificates receive their pro rata share of the principal payments made on the Mortgage Pool underlying such Pass-Through Certificates and interest at a pass-through rate that is specified at the time of offering. The Company may choose to retain part of the undivided interest in the Mortgage Pool underlying such Pass-Through Certificates. The retained interest, if any, also may be subordinated so that, in the event of a loss, payments to certificate holders will be made before the Company receives its payments. Unlike the issuance of Bonds, the issuance of Pass-Through Certificates will not create an obligation of the Company or other Issuer of such Pass-Through Certificates to security holders in the event of a borrower default. However, as in the case of Bonds, the Company or other Issuer may be required to obtain various forms of credit enhancements in order to obtain a rating for a series of Pass-Through Certificates in one of the two highest rating categories established by a nationally recognized statistical rating agency. As with the issuance of Bonds, the Issuer of a series of Pass-Through Certificates may make certain representations and warranties concerning various aspects of the Mortgage Instruments underlying such Pass-Through Certificates. The Issuer in turn may require similar representations and warranties from the Company with respect to any Mortgage Instruments that the Company sells to the Issuer to underlie such series of Pass-Through Certificates. In making such representations and warranties, the Company may rely on comparable representations and warranties from any Mortgage Supplier from which it acquires Mortgage Instruments. If any representation or warranty is materially breached with respect to any Mortgage Instrument, the Issuer and the Company could be obligated to repurchase or replace such Mortgage Instrument.

Other Mortgage-Backed Securities

    The Company may participate in other mortgage-backed securities including long-term structured financings. Long-term structured financings take a number of forms including loan agreements, notes and debentures secured by Mortgage Assets owned by the Company. Long-term structured financings require the payment of fixed or variable interest and scheduled payments of principal from the collateral securing the obligations or from other assets of the Company. Long-term structured financings may be convertible into Common Stock of the Company or may includes warrants to purchase shares of the Company's Common Stock.

Costs

    Various expenses are incurred in connection with the issuance of Mortgage Securities. These may include legal and accounting fees, printing expenses, underwriters' compensation or other sales commissions, expenses of registration or qualification under state and federal securities laws, trustee and servicing fees, rating agency fees and other related costs. If the Company does not issue the Mortgage Securities itself or through a subsidiary or trust established by it, but purchases a Mortgage Interest with respect to Mortgage Instruments which secure or underlie Mortgage Securities, it is anticipated that the Company will not pay such costs directly, but will pay to the Issuer an amount that may include such costs.

OTHER OPERATING STRATEGIES

    In addition to the purchase of Mortgage Assets or the issuance and sale of Mortgage Securities, the Company may originate Mortgage Loans, retain or purchase servicing or excess servicing rights or engage in other similar activities, but only to the extent consistent with its qualification as a REIT. The purchase of excess servicing is subject to many of the same risks as the Company's current activities (see "Business -- Special Considerations"), as well as the general credit of the Servicer and the risk that the Servicer selling such rights could be terminated. The Company also may purchase or sell other assets that behave in a manner similar to its current Mortgage Assets, but are not backed by Mortgage Instruments. The purchase of such assets generally would expose the Company to the general credit of the entity providing the investment.

    The Company is actively considering the pursuit of various activities other than those traditionally pursued by the Company. These activities may include mortgage banking, the purchase of or loans on real estate, the securitization of various real estate assets, and other real estate and mortgage related activities. At this time, the Company has not determined those additional activities, if any, that it will pursue. Any additional activities that the Company pursues will take into account the Company's available capital, the potential risks and rewards, and the requirements applicable to the Company as a REIT.

HEDGING

    The Company from time to time hedges its Mortgage Assets and indebtedness in whole or in part so as to provide protection from interest rate fluctuations or other market movements. With respect to assets, hedging can be used either to increase the liquidity or decrease the risk of holding an asset by guaranteeing, in whole or in part, the price at which such asset may be disposed of prior to its maturity. With respect to indebtedness, hedging can be used to limit, fix or cap the interest rate on variable interest rate indebtedness. The Company's hedging activities may include the purchase of interest rate cap agreements, the consummation of interest rate swaps, the purchase of Stripped Mortgage Securities, the maintenance of short positions in financial futures contracts, the purchase of put options on such contracts and the trading of forward contracts. For a description of the Company's current hedging activities and the costs associated therewith, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT may limit the Company's ability to hedge. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT." Therefore, the Company may be prevented from adequately hedging its Mortgage Assets or indebtedness. In addition, hedging strategies that may not endanger REIT qualification in a slowly rising interest rate environment could jeopardize the Company's REIT qualification in a market in which interest rates rise rapidly.

CAPITAL RESOURCES

    Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions and restrictions that may be contained in the Company's financing arrangements from time to time and other factors as described herein, the Company may increase the amount of funds available for its activities with the proceeds of borrowings including borrowings under loan agreements, repurchase agreements and other credit facilities.

    Subject to the foregoing, the Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. Repurchase agreements are agreements pursuant to which the Company sells Mortgage Assets for cash and simultaneously agrees to repurchase such Mortgage Assets on a specified date for the same amount of cash plus an interest component. The Company also may increase the amount of funds available for investment through the issuance of debt securities (including Mortgage Securities). In general, the Company may make use of short-term borrowings to provide funds for the purchase of Mortgage Assets when it is able to borrow at interest rates lower than the yields expected to be earned on the Mortgage Assets to be purchased with such funds. The Company also may incur such short-term borrowings in accumulating sufficient Mortgage Instruments to support the periodic issuance of Mortgage Securities. In such cases, the proceeds received from the issuance of any Mortgage Securities may be used to repay all or a portion of the Company's short-term borrowings. If borrowing costs are higher than the yields on the Mortgage Assets purchased with such funds, the Company's ability to acquire Mortgage Assets may be substantially reduced and it may experience losses.

    A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, such assets will not be available for distribution to the stockholders of the Company in the event of the Company's liquidation except to the extent that the value of such assets exceeds the amount of such indebtedness.

    On December 17, 1992, a wholly owned, limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to several institutional investors. The Secured Notes bear interest at 7.81% per annum which is payable quarterly. Scheduled principal repayments are $1,532,000 per quarter during the first four quarters, $991,000 per quarter for the next 12 quarters, $901,000 per quarter for the next eight quarters and $721,000 per quarter thereafter through February 15, 2001.

    The Secured Notes are secured by the Company's Mortgage Assets with respect to Westam 1, Westam 3, Westam 5, ASW 65, FNMA 1988-24 and FNMA 1988-25 and by a reserve fund in an initial amount of $3,100,000 with a specified maximum amount of $7,750,000. The reserve fund will be used to make the scheduled principal and interest payments on the Secured Notes if the cash flow available from the pledged Mortgage Assets is not sufficient to make the scheduled payments.

    Under the Indenture, the cash flow from the Mortgage Assets pledged to secure the Secured Notes is used to make payments of interest and scheduled principal on the Secured Notes and to pay expenses in connection therewith. Any excess cash flow will be applied to prepay the Secured Notes at par or to increase the reserve fund up to its $7,750,000 maximum amount or will be remitted to the Company, in each case depending on the level of certain specified financial ratios set forth in the Indenture.

    The Company used the proceeds from the issuance of the Secured Notes to repay a term loan, to repay its short-term borrowings under a repurchase agreement, to establish the reserve fund and for working capital.

    The Company's Bylaws provide that it may not incur indebtedness if, after giving effect to the incurrence thereof, aggregate indebtedness (other than Mortgage Securities and any loans between the Company and its trusts or corporate subsidiaries), secured and unsecured, would exceed 300% of the Company's net assets, on a consolidated basis, unless approved by a majority of the Unaffiliated Directors. For this purpose, the term "net assets" means the total assets (less intangibles) of the Company at cost, before deducting depreciation or other non-cash reserves, less total liabilities, as calculated at the end of each quarter in accordance with generally accepted accounting principles.

    The Company in the future may increase its capital resources by making additional offerings of its Common Stock or securities convertible into Common Stock. The effect of such offerings may be the dilution of the equity of stockholders of the Company or the reduction of the market price of shares of the Company's Common Stock, or both. The Company is unable to estimate the amount, timing or nature of future sales of its Common Stock as such sales will depend upon the Company's need for additional funds, market conditions and other factors.

                                  EMPLOYEES

    The Company currently has three full time salaried employees.

                          THE SUBCONTRACT AGREEMENT

    The Company and ASFS are parties to the Subcontract Agreement pursuant to which ASFS has agreed to perform certain services for the Company in connection with the structuring, issuance and administration of Mortgage Securities issued by the Company or by any Issuer affiliated with ASFS with respect to which the Company acquires Mortgage Interests. Under the Subcontract Agreement, ASFS will charge for any series of CMOs an issuance fee of .1% of the principal amount for such series, generally subject to a minimum fee of $10,000 and a maximum fee of $100,000, and for any series of Pass-
Through  Certificates  an  issuance  fee  not to exceed .125% of the principal amount  of  such  series.  In  addition,  ASFS will charge the Company or such
Issuer an administration fee for each series of CMOs equal to a maximum of $20,000 per year and for any series of Pass-Through Certificates an administration fee equal to up to .025% of the amount of the series outstanding at the beginning of each year.

    The Subcontract Agreement had an initial term expiring on December 31, 1989 and continuing from year to year thereafter until terminated by the parties. The Subcontract Agreement may be terminated by either party upon six months prior written notice. In addition, the Company has the right to terminate the Subcontract Agreement upon the happening of certain specified events, including a breach by ASFS of any provision contained in the Subcontract Agreement. ASFS is a privately-held Arizona corporation which is indirectly beneficially owned by the Class A shareholders of American Southwest Financial Corporation and American Southwest Finance Co., Inc.

    Based on reports received by the Company from ASFS, ASFS received administration fees of $294,000 for the year ended December 31, 1989, $286,000 for the year ended December 31, 1990, $235,000 for the year ended December 31, 1991, $227,000 for the year ended December 31, 1992 and $201,000 for the year ended December 31, 1993. Based on reports received by the Company from ASFS, ASFS received issuance fees of $450,000 for the period from July 27, 1988 through December 31, 1988 but did not receive any issuance fees in the years ended December 31, 1989, December 31, 1990, December 31, 1991, December 31, 1992 or December 31, 1993.

    Pursuant to the Subcontract Agreement, ASFS will not assume any responsibility other than to render the services called for therein. ASFS and its directors, officers, stockholders and employees will not be liable to the Company or any of its directors or stockholders for any acts or omissions by ASFS, its directors, officers, stockholders or employees under or in connection with the Subcontract Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Subcontract Agreement.

                            SPECIAL CONSIDERATIONS

MARKET RISKS

General

    The results of the Company's operations are affected by various factors, most of which are beyond the control of the Company. The results of the Company's operations depend, among other things, on the level of Net Cash Flows generated by the Company's Mortgage Assets. The Company's Net Cash Flows vary primarily as a result of changes in mortgage prepayment rates, short-term interest rates, reinvestment income and borrowing costs, all of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, reinvestment income and borrowing costs depend upon the nature and terms of the Mortgage Assets, the geographic location of the properties securing the mortgage loans included in or underlying the Mortgage Assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because interest rates significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to utilize appropriate strategies to maximize returns to the Company while attempting to minimize risks. See "Business -- Special Considerations -- Market Risks -- Interest Rate Fluctuation Risks," "Business -- Special Considerations -- Ability of the Company to Acquire Mortgage Assets," "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General" and "Business -- Operating Policies and Strategies -- Mortgage Interests -- Net Cash Flows."

    To the extent that the Company's Mortgage Instruments or the Mortgage Instruments underlying the Company's Mortgage Interests secure or underlie Mortgage Securities, the projected rates of return to the Company on such Mortgage Assets will be based upon assumed constant levels of prepayments on the mortgage loans included in or underlying such Mortgage Instruments, assumed rates of interest or pass-through rates on such Mortgage Securities that bear variable interest or pass-through rates, and assumed rates of reinvestment income and expenses with respect to such Mortgage Securities. The actual levels of interest or pass-through rates on Mortgage Securities bearing variable interest or pass-through rates, prepayment rates, reinvestment income and administration expenses will affect the level of the Company's Net Cash Flows. To the extent that the assumptions employed by the Company vary from actual experience, the actual Net Cash Flows received by the Company may vary significantly from those projected by the Company as to timing and amount over the lives of such Mortgage Securities and from one period to another, and such returns could be negative under certain circumstances. The Company's Net Cash Flows on such Mortgage Assets also may be affected by the cost and availability of credit enhancement devices (such as overcollateralization, primary mortgage insurance, mortgage pool insurance, special hazard insurance and guaranteed investment contracts) necessary to obtain the desired rating on such Mortgage Securities.

Prepayment Risks

    Mortgage prepayment rates vary from time to time and may cause declines in the amount and duration of the Company's Net Cash Flows. Prepayments of fixed-rate mortgage loans included in or underlying Mortgage Instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate mortgage loans included in or underlying such Mortgage Instruments. Conversely, prepayments of such mortgage loans generally decrease when then current mortgage interest rates exceed the interest rates on the mortgage loans included in or underlying such Mortgage Instruments. See "Business -- Special Considerations -- Market Risks -- Interest Rate Fluctuation Risks." Prepayment experience also may be affected by the geographic location of the mortgage loans included in or underlying Mortgage Instruments, the types (whether fixed or adjustable rate) and assumability of such mortgage loans, conditions in the mortgage loan, housing and financial markets, and general economic conditions.

    In general, without regard to the interest or pass-through rates payable on classes of a series of Mortgage Securities, prepayments on Mortgage Instruments bearing a net interest rate higher than or equal to the highest interest rate on the series of Mortgage Securities secured by or representing interests in such Mortgage Instruments ("Premium Mortgage Instruments") will have a negative impact on the Net Cash Flows of the Company because such principal payments eliminate or reduce the principal balance of the Premium Mortgage Instruments upon which premium interest was earned. Conversely, prepayments on Mortgage Instruments bearing a lower net interest rate than the highest interest rate on the series of Mortgage Securities secured by or representing interests in such Mortgage Instruments ("Discount Mortgage Instruments") will have a positive impact on the Net Cash Flows of the Company because such principal prepayments will be greater than the principal amount of Mortgage Securities supported by such Discount Mortgage Instruments.

    Net Cash Flows on Mortgage Instruments securing or underlying a series of Mortgage Securities also tend to decline over the life of such Mortgage Securities because the classes of such Mortgage Securities with earlier stated maturities or final payment dates tend to have lower interest rates. In addition, because an important component of the Net Cash Flows on Mortgage Instruments securing or underlying a series of Mortgage Securities derives from the spread between the weighted average interest rate on such Mortgage Instruments and the weighted average interest or pass-through rate on the outstanding amount of such Mortgage Securities, a given volume of prepayments concentrated during the early life of a series of Mortgage Securities would reduce the weighted average lives of the earlier maturing classes of such Mortgage Securities bearing lower interest or pass-through rates. Thus, an early concentration of prepayments would be more likely to have a negative impact on the Net Cash Flows of the Company than the same volume of prepayments at a constant rate over the life of a series of Mortgage Securities.

    Mortgage prepayments also shorten the life of the Mortgage Instruments securing or underlying Mortgage Securities, thereby generally reducing overall Net Cash Flows and causing an inherent decline in the Company's income as described under "Business -- Special Considerations -- Risks of Decline in Net Cash Flows."

    No assurance can be given as to the actual prepayment rate of mortgage loans included in or underlying the Mortgage Instruments in which the Company has an interest.

Interest Rate Fluctuation Risks

    Changes in interest rates affect the performance of the Company and its Mortgage Assets. A portion of the Mortgage Securities secured by the Company's Mortgage Instruments and a portion of the Mortgage Securities with respect to which the Company holds Mortgage Interests bear variable interest or pass-through rates based on short-term interest rates (primarily LIBOR). As of
December   31,  1993,  $119,660,000  of  the  $561,200,000  of  the  Company's
proportionate share of Outstanding Mortgage Securities associated with the Company's Mortgage Assets consisted of variable interest rate Mortgage Securities. Consequently, changes in short-term interest rates significantly influence the Company's net income.

    Increases in short-term interest rates increase the interest cost on variable rate Mortgage Securities and, thus, tend to decrease the Company's Net Cash Flows. Conversely, decreases in short-term interest rates decrease the interest cost on the variable rate Mortgage Securities and, thus, tend to increase the Company's Net Cash Flows. As stated above, increases in mortgage interest rates generally tend to increase the Company's Net Cash Flows by reducing mortgage prepayments, and decreases in mortgage interest rates generally tend to decrease the Company's Net Cash Flows by increasing mortgage prepayments. Therefore, the negative impact on the Company's Net Cash Flows of an increase in short-term interest rates generally will be offset in whole or in part by a corresponding increase in mortgage interest rates while the positive impact on the Company's Net Cash Flows of a decrease in short-term interest rates generally will be offset in whole or in part by a corresponding decrease in mortgage interest rates. See "Business -- Special Considerations
- -- Market Risks -- Prepayment Risks." However, although short-term interest rates and mortgage interest rates normally change in the same direction and therefore generally offset each other as described above, they may not change proportionally or may even change in opposite directions during a given period of time (as occurred during portions of 1989) with the result that the adverse effect from an increase in short-term interest rates may not be offset to a significant extent by a favorable effect on prepayment experience and visa versa. Thus, the net effect of changes in short-term and mortgage interest
rates   may  vary  significantly  between  periods  resulting  in  significant fluctuations in Net Cash Flows.

    Changes in interest rates also affect the Company's reinvestment income. See "Business -- Special Considerations -- Market Risks -- Reinvestment Income and Expense Risks." Changes in interest rates after the Company acquires Mortgage Assets can result in a reduction in the value of such Mortgage Assets and could result in losses in the event of a sale. See "Business -- Special Considerations -- Ability of the Company to Acquire Mortgage Assets."

    To the extent consistent with its election to qualify as a REIT, the Company from time to time utilizes hedging techniques to mitigate against fluctuations in market interest rates. However, no hedging strategy can completely insulate the Company from such risks, and certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT severely limit the Company's ability to hedge. Even hedging strategies permitted by the federal income tax laws could result in hedging income which, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy certain REIT income tests. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT." In addition, hedging involves transaction costs, and such costs increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its investments. See "Business -- Operating Policies and Strategies -- Hedging."

    No assurances can be given as to the amount or timing of changes in interest rates or their effect on the Company's Mortgage Assets or income therefrom.

Reinvestment Income and Expense Risks

    In the event that actual reinvestment rates decrease over the term of a series of Mortgage Securities, reinvestment income will be reduced, which in turn will adversely affect the Company's Net Cash Flows. As a result of the issuance by the Company of any Mortgage Securities or the acquisition of Mortgage Interests with respect to Mortgage Securities, the Company may be liable for or its return may be subject to the expenses relating to such Mortgage Securities including administrative, trustee, legal and accounting costs and, in certain cases, for any liabilities under indemnifications granted to the underwriters, trustees or other Issuers. These expenses are used in projecting Net Cash Flows; however, to the extent that these expenses are greater than those assumed, such Net Cash Flows will be adversely affected. Moreover, in later years, Mortgage Instruments securing or underlying a series of Mortgaged Securities may not generate sufficient cash flows to pay all of the expenses incident to such Mortgaged Securities. Although reserve funds generally are established to cover such future expenses, there can be no assurance that such reserves will be sufficient. In addition, the Company may be liable for the amount of the obligations represented by any Mortgage Securities issued by it.

    No assurance can be given as to the actual reinvestment rates or the actual expenses incurred with respect to such Mortgage Securities.

Borrowing Risks

    Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions, restrictions that may be contained in the Company's financing arrangements from time to time and other factors, the Company increases the amount of funds available for its activities with funds
from   borrowings  including  borrowings  under  loan  agreements,  repurchase agreements and other credit facilities. The Company's borrowings generally are secured by Mortgage Assets owned by the Company. The Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. To the extent that the Company's borrowings bear variable interest rates, changes in short-term interest rates will significantly influence the cost of such borrowings and could result in losses in certain circumstances. See "Business
- -- Special Considerations -- Market Risks -- Interest Rate Fluctuation Risks." The Company also may increase the amount of its available funds through the issuance of debt securities.

    The income available for distribution to stockholders will be increased by using borrowings to purchase Mortgage Assets if the costs of such borrowings are less than the Net Cash Flows on such Mortgage Assets. The Company's Bylaws limit borrowings, excluding the liability represented by CMOs, to no more than 300% of the amount of its Average Invested Assets (as described herein) unless borrowings in excess of that amount are approved by a majority of the Unaffiliated Directors (as defined herein). See "Business -- Operating Policies and Strategies -- Capital Resources." If, after the Company purchases Mortgage Assets utilizing borrowed funds, the cost of such borrowings increases to the extent that such cost exceeds the Net Cash Flows on such Mortgage Assets, such an increase would reduce the income available for distribution to stockholders and could result in losses in certain circumstances. No assurance can be given as to the cost or continued availability of any such borrowings by the Company. As of December 31, 1993, the Company's long-term debt represented by its Secured Notes (as described herein) totalled $19,926,000 or 89.05% of stockholders' equity.

    No assurance can be given as to the actual effect of borrowings by the Company.

Inability to Predict Effects of Market Risks

    Because none of the above factors including changes in prepayment rates, interest rates, reinvestment income, expenses and borrowing costs are susceptible to accurate projection, the Net Cash Flows generated by the Company's Mortgage Assets cannot be predicted.

DECLINE IN NET CASH FLOWS

    The Company's income derives primarily from the Net Cash Flows received on its Mortgage Assets. The rights to receive such Net Cash Flows ("Net Cash Flow Interests") result from the Company's ownership of Mortgage Instruments and Mortgage Interests with respect to Mortgage Instruments. Because the Company's Net Cash Flows derive principally from the difference between the cash flows on the Mortgage Instruments underlying Mortgage Securities and the required cash payments on the Mortgage Securities, Net Cash Flows are the greatest in the years immediately following the purchase of Mortgage Assets and decline over time unless the Company reinvests its Net Cash Flows in additional
Mortgage  Assets.  This  decline  in  Net  Cash  Flows  over  time  occurs  as
(i) interest rates on Mortgage Securities classes receiving principal payments first generally are lower than those on later classes thus effectively increasing the relative interest cost of the Mortgage Securities over time and
(ii) mortgage prepayments on Mortgage Instruments with higher interest rates tend to be higher than on those with lower interest rates thus effectively lowering the relative interest income on the Mortgage Instruments over time. See "Business -- Operating Policies and Strategies -- Mortgage Interests -- Net Cash Flows."

ABILITY OF THE COMPANY TO ACQUIRE MORTGAGE ASSETS

    The Company does not have any contracts with any Mortgage Suppliers entitling it to purchase Mortgage Assets in the future, and there can be no assurance that the Company will be able to purchase additional Mortgage Assets from any Mortgage Suppliers. In addition, there can be no assurance that the volume of origination of Mortgage Instruments and issuance of Mortgage
Securities and the demand therefor by prospective purchasers will be in amounts comparable to prior periods or that changes in market conditions or applicable laws will not adversely affect the availability for purchase of certain types of Mortgage Assets. See "Business -- Operating Policies and Strategies -- Mortgage Instruments" and "Business -- Operating Policies and Strategies -- Mortgage Interests."

    The ability to acquire Mortgage Interests depends upon the volume of issuance of and the market for Mortgage Securities as well as the demand for Mortgage Interests by prospective purchasers. It may be difficult to acquire Mortgage Interests satisfying desired criteria in the event Mortgage Securities are not issued in sufficient quantities or the demand for Mortgage Interests by others increases.

    In the event that the Company is unable to purchase Mortgage Assets from Mortgage Suppliers on terms favorable to the Company, the Company may be unable to otherwise acquire Mortgage Assets, issue Mortgage Securities, purchase interests with respect to Mortgage Securities or otherwise profitably utilize its funds including borrowed funds, funds raised by the sale of securities and funds generated on a monthly basis as a result of principal payments on the Company's Mortgage Assets. In such event, the returns available to the Company's stockholders could be adversely affected. See "Business -- Special Considerations -- Decline in Net Cash Flows."

CERTAIN OTHER RISKS IN ACQUIRING MORTGAGE ASSETS

    In general, the Company has purchased Mortgage Instruments simultaneously with or within a short time prior to the issuance of the Mortgage Securities to be secured by or which represent interests in such Mortgage Instruments. However, to the extent that the Company accumulates Mortgage Instruments, the Mortgage Instruments so acquired will yield less than prevailing market rates if market interest rates increase subsequent to the acquisition of such Mortgage Instruments. Consequently, such Mortgage Instruments may have a market value that is less than their outstanding principal amounts. In such event, the Company may be required to provide additional Mortgage Instruments to secure or underlie such Mortgage Securities which may reduce the Company's capacity to raise funds through the issuance of Mortgage Securities secured by or representing interests in such Mortgage Instruments and the potential expansion of its Mortgage Assets. The Company also may be required to sell Mortgage Instruments at a one-time loss or to retain such Mortgage Instruments until market conditions change, resulting in an interest rate return to the Company below prevailing market yields or subjecting the Company to interest rate risks and the possibility of economic loss.

    The Company may be subject to risks of borrower defaults and hazard losses with respect to any Mortgage Loans that it acquires. These risks should be lessened to the extent such Mortgage Loans are used to secure or underlie Mortgage Securities, are securitized in the form of Mortgage Certificates or are covered by various forms of mortgage or hazard insurance. It may not be possible or economic, however, for the Company to obtain insurance for all Mortgage Loans which the Company acquires. No assurance can be given that any such mortgage or hazard insurance will adequately cover a loss suffered by the Company. In addition, standard hazard insurance may not cover certain types of losses such as those attributable to war, earthquakes or floods. See "Business
- -- Operating Policies and Strategies -- Mortgage Instruments."

    The risks of borrower default and hazard losses are particularly inherent in any Mortgage Interests which are subordinated as to such losses. It is anticipated that any such Mortgage Interests acquired by the Company will be limited in amount and bear yields which the Company believes are commensurate with the risks involved.

PLEDGED ASSETS

    Substantially all of the Company's Mortgage Assets and the Net Cash Flows therefrom currently are and in the future can be expected to be pledged to secure or underlie Mortgage Securities, bank borrowings, repurchase agreements or other credit arrangements. Therefore, such Mortgage Assets and Net Cash Flows will not be available to the stockholders in the event of the liquidation of the Company except to the extent that the market value thereof exceeds the amounts due to the senior creditors. However, the market value of the Mortgage Assets is uncertain because the market for Mortgage Assets of the type owned by the Company is not well developed and fluctuates rapidly as the result of numerous market factors (including interest rates and prepayment rates) as well as the supply of and demand for such assets.

COMPETITION

    In purchasing Mortgage Assets and in issuing Mortgage Securities, the Company competes with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, other lenders, GNMA, FHLMC and FNMA and other entities purchasing Mortgage Assets or issuing Mortgage Securities, many of which have greater financial resources than the Company.

MARKET PRICE OF COMMON STOCK

    The market price of the Company's Common Stock has been and may be expected to continue to be extremely sensitive to a wide variety of factors including the Company's income or dividend payments, actual or perceived changes in short-term and mortgage interest rates and their relationship to each other, actual or perceived changes in mortgage prepayment rates, and any variation between the net yield on the Company's Mortgage Assets and prevailing market interest rates. Any actual or perceived unfavorable changes in the Company's income or dividend payments, interest rates, mortgage prepayment rates, variations in the yield on the Company's Mortgage Assets and prevailing interest rates or other factors resulting from the circumstances described herein or other circumstances may adversely affect the market price of the Company's Common Stock.

FUTURE OFFERINGS OF COMMON STOCK

    The Company in the future may increase its capital resources by making additional offerings of its Common Stock or securities convertible into its Common Stock. The actual or perceived effect of such offerings may be the dilution of the book value or earnings per share of the Company's Common Stock which may result in the reduction of the market price of the Company's Common Stock. The Company anticipates that it will make additional offerings of its Common Stock although it is unable to estimate the amount, timing or nature of future sales of its Common Stock as such sales will depend upon market conditions and other factors such as its need for additional equity, its ability to apply or invest the proceeds of such sales of its Common Stock, the terms upon which its Common Stock could be sold, and any restrictions on its ability to sell its Common Stock contained in any credit facility or other agreements.

POTENTIAL CONFLICTS OF INTEREST

    The Company's Articles of Incorporation limit the liability of its directors and officers to the Company and its stockholders to the fullest extent permitted by Maryland law, and both the Company's Articles and Bylaws provide for indemnification of the directors and officers to such extent. See "Directors and Executive Officers of the Registrant -- Directors and Executive Officers." In addition, the Subcontract Agreement limits the responsibilities of ASFS and provides for the indemnification of ASFS, its affiliates and their directors and officers against various liabilities. See "Business -- The Subcontract Agreement."

    Counsel to the Company has furnished, and in the future may furnish, legal services to certain Issuers (including those affiliated with ASFS), certain Mortgage Suppliers and certain Mortgage Finance Companies. There is a possibility that in the future the interests of certain of such parties may become adverse, and counsel may be precluded from representing one or all of such parties. If any situation arises in which the interests of the Company appear to be in conflict with those of others, additional counsel may be retained by one or more of the parties.

CERTAIN CONSEQUENCES OF AND FAILURE TO MAINTAIN REIT STATUS

    In order to maintain its qualification as a REIT for federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions to stockholders and the ownership of its stock. See "Business -- Federal Income Tax Considerations -- Status of the Company as a REIT" and "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT." Among other things, these restrictions may limit the Company's ability to acquire certain types of assets that it otherwise would consider desirable, limit the ability of the Company to dispose of assets that it has held for less than four years if the disposition would result in gains exceeding specified amounts, limit the ability of the Company to engage in hedging transactions that could result in income exceeding specified amounts, and require the Company to make distributions to its stockholders at times that the Company may deem it more advantageous to utilize the funds available for distribution for other corporate purposes (such as the purchase of additional assets or the repayment of debt) or at times that the Company may not have funds readily available for distribution.

    The Company's operations from time to time generate taxable income in excess of its net income for financial reporting purposes. The Company also may experience a situation in which its taxable income is in excess of the actual receipt of Net Cash Flows. See "Business -- Federal Income Tax Considerations -- Activities of the Company." To the extent that the Company does not otherwise have funds available, either situation may result in the Company's inability to distribute substantially all of its taxable income as required to maintain its REIT status. See "Business -- Federal Income Tax Considerations." Alternatively, the Company may be required to borrow funds to make the required distributions which could have the effect of reducing the yield to its stockholders, to sell a portion of its assets at times or for amounts that are not advantageous, or to distribute amounts that represent a return of capital which would reduce the equity of the Company. In evaluating mortgage assets for purchase, the Company considers the anticipated tax effects of the purchase including the possibility of any excess of taxable income over projected cash receipts.

    In 1993, the Internal Revenue Service sent the Company a Proposed Adjustment of taxes due of $10,890,000 and penalties totaling $2,260,000 for the three years ending December 31, 1991. The Proposed Adjustment did not include any amounts for interest which might be owed by the Company. The IRS claimed that the Company did not meet the statutory requirements to be taxed as a REIT for the three-year period because the Company did not demand certain shareholder information set forth in a regulation under the Internal Revenue Code within the specified 30-day period following each of such years. The requirement consists of making standardized requests to a total of 19 shareholders.

    The Company has filed a protest with the District Director of the IRS challenging the Proposed Adjustment. The Company believes that it has complied with the requirements to be treated as a REIT and that the Proposed Adjustment is without merit. See "Legal Proceedings" and Note 9 to the Consolidated Financial Statements.

    If the Company should not qualify as a REIT in any tax year, it would be taxed as a regular domestic corporation and, among other consequences, distributions to the Company's stockholders would not be deductible by the Company in computing its taxable income. Any such tax liability could be substantial and would reduce the amount of cash available for distributions to the Company's stockholders. See "Business -- Federal Income Tax Considerations." In addition, the unremedied failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for the four subsequent years.

EXCESS INCLUSIONS

    A portion of the dividends paid by the Company constitutes unrelated business taxable income to certain otherwise tax-exempt stockholders, will constitute a floor for the taxable income of stockholders not exempt from tax, and will not be eligible for any reduction (by treaty or otherwise) in the rate of income tax withholding in the case of nonresident alien stockholders. The portion of the Company's dividends subject to such treatment is the stockholder's allocable share of that portion of the Company's "excess inclusions" that exceeds the Company's REIT Taxable Income as described herein (excluding net capital gain). Generally, excess inclusions are the excess of the quarterly net income from a residual interest in a REMIC over the product of the adjusted issue price of the residual interest and 120% of the applicable long-term federal rate. In addition, to the extent provided in Treasury Regulations, all the income from a residual interest in a REMIC may constitute excess inclusions if that residual interest does not have significant value. The portion of the Company's dividends that constitutes excess inclusions typically will rise as the degree of leveraging of the Company's activities increases. Additionally, excess inclusion income cannot be offset by net operating losses generated by the Company and therefore may set a minimum taxable income amount for the Company. This amount would be subject to the same REIT distribution requirements, even if cash was unavailable. See "Business -- Federal Income Tax Considerations -- Tax Consequences of Common Stock Ownership -- Excess Inclusion Rule."

MARKETABILITY OF SHARES OF COMMON STOCK AND RESTRICTIONS ON OWNERSHIP

    The Company's Articles of Incorporation prohibit ownership of its Common Stock by tax-exempt entities that are not subject to tax on unrelated business taxable income and by certain other persons (collectively "Disqualified Organizations"). Such restrictions on ownership exist so as to avoid imposition of a tax on a portion of the Company's income from excess inclusions.

    Provisions of the Company's Articles of Incorporation also are designed to prevent concentrated ownership of the Company which might jeopardize its qualification as a REIT under the Code. Among other things, these provisions provide (i) that any acquisition of shares that would result in the disqualification of the Company as a REIT under the Code will be void, and
(ii) that in the event any person acquires, owns or is deemed, by operation of certain attribution rules set out in the Code, to own a number of shares in excess of 9.8% of the outstanding shares of the Company's Common Stock ("Excess Shares"), the Board of Directors, at its discretion, may redeem the Excess Shares. In addition, the Company may refuse to effectuate any transfer of Excess Shares and certain stockholders, and proposed transferees of shares, may be required to file an affidavit with the Company setting forth certain information relating, generally, to their ownership of the Company's Common Stock. These provisions may inhibit market activity and the resulting opportunity for the Company's stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of the Company's Common Stock in excess of the number of shares permitted under the Articles of Incorporation. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain (either alone or with others as a group) ownership of more than 9.8% of the outstanding shares of Common Stock. Investors seeking to acquire substantial holdings in the Company should be aware that this ownership limitation may be exceeded by a stockholder without any action on such stockholder's part in the event of a reduction in the number of outstanding shares of the Company's Common Stock. See "Executive Compensation -- Stock
Option Plans." On December 13, 1993, the Board of Directors approved the adoption of a program to repurchase up to 2,000,000 shares of the Company's common stock in open market conditions. The decision to repurchase shares pursuant to the program, and the timing and amount of such purchases, will be based upon market conditions then in effect and other corporate considerations. Through March 23, 1994, 1,600 shares of common stock have been repurchased under such program.

INVESTMENT CONSEQUENCES OF EXEMPTION FROM INVESTMENT COMPANY ACT

    The Company conducts its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Under current interpretations of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Mortgage Loans, certain Mortgage Certificates and certain other qualifying interests in real estate. The Company's ownership of certain Mortgage Assets therefore may be limited by the Investment Company Act. In addition, certain Mortgage Certificates may be treated as securities separate from the underlying Mortgage Loans and, thus, may not qualify as "mortgages and other liens on and interests in real estate" for purposes of the 55% requirement, unless such Mortgage Certificates represent all the certificates issued with respect to an underlying pool of mortgages. If the Company failed to qualify for exemption from registration as an investment company, its ability to use investment leverage would be substantially reduced, it would be prohibited from engaging in certain transactions with affiliates, and it would be unable to conduct its business as described herein. Such a failure to qualify could have a material adverse effect on the Company. See "Business -- Operating Policies and Strategies -- Operating Restrictions."

                      FEDERAL INCOME TAX CONSIDERATIONS

STATUS OF THE COMPANY AS A REIT

    The Company has made an election to be treated as a real estate investment trust ("REIT"). Thus, if the Company satisfies certain tests in each taxable year with respect to the nature of its income, assets, share ownership and the amount of its distributions, among other things, it generally should not be subject to tax at the corporate level on its income to the extent that it distributes cash in the amount of such income to its stockholders.

    In 1993, the Internal Revenue Service completed an audit of the Company and the revenue agent conducting the audit issued a report in which he recommended that the Company lose its REIT election commencing with the 1989 taxable year. The Company disagreed with the revenue agent's report and filed a protest with the District Director of the IRS challenging the proposed adjustment in that report. See "Legal Proceedings" and Note 9 to the Consolidated Financial Statements.

    The unremedied failure of the Company to be treated as a REIT for any taxable year could materially and adversely affect the stockholders. For instance, the net income of the Company would be taxed at the ordinary corporate rate (currently a maximum of 34%). The Company would not receive a deduction for any dividends to the stockholders and those dividends would be treated as ordinary income to the stockholders to the extent of the Company's earnings and profits. As a result of such taxes, a material reduction would occur in the cash available for distribution to the stockholders as dividends. Further, the unremedied failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for the four subsequent years.

QUALIFICATION OF THE COMPANY AS A REIT

General

    In order to qualify as a REIT for federal income tax purposes and to maintain such qualification, the Company must elect to be so treated and must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions, and the ownership of the Company. The following is a discussion of those various tests.

Sources of Income

    The Company must satisfy three separate income tests for each taxable year with respect to which it intends to qualify as a REIT: (i) the 75% income test, (ii) the 95% income test, and (iii) the 30% income test.

    Under the first test, at least 75% of the Company's gross income for the taxable year must be derived from certain qualifying real estate related sources. Under the 95% test, 95% of the Company's gross income for the taxable year must be derived from the items of income that either qualify under the 75% test or are from certain other types of passive investments. Finally, the 30% income test requires the Company to derive less than 30% of its gross income for the taxable year from the sale or other disposition of (1) real property, including interests in real property and interests in mortgages on real property, held for less than four years, other than foreclosure property or property involuntarily converted through destruction, condemnation or similar events, (2) stock, securities, or swap agreements held for less than one year, and (3) property in "prohibited transactions." A prohibited transaction is a sale or disposition of dealer property that is not foreclosure property or, under certain circumstances, a real estate asset held for at least four years.

    If the Company inadvertently fails to satisfy either the 75% income test or the 95% income test, or both, and if the Company's failure to satisfy either or both tests is due to reasonable cause and not willful neglect, the Company may avoid loss of REIT status by satisfying certain reporting requirements and paying a tax equal to 100% of any excess nonqualifying income. See "Business -- Federal Income Tax Considerations -- Taxation of the Company." There is no comparable safeguard that could protect against REIT disqualification as a result of the Company's failure to satisfy the 30% income test.

    The composition and sources of the Company's income should allow the Company to satisfy the income tests during each year of its existence. If the Company causes issuances of interests in REMICs (see "Business -- Federal Income Tax Considerations -- Activities of the Company"), however, the Company may recognize income that, if excessive, could result in the Company's failure to meet one or more of the income tests or, if from transactions in which the Company is deemed to be a dealer, could be subject to a 100% tax. See "Business -- Federal Income Tax Considerations -- Taxation of the Company, and
- --  Activities  of the Company." Further, certain short-term reinvestments may
generate   qualifying   income  for  purposes  of  the  95%  income  test  but
nonqualifying income for purposes of the 75% income test, and certain hedging transactions could give rise to income that, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy the 30% income test, the 75% income test, and/or the 95% income test. The Company intends to monitor its reinvestments and hedging transactions closely to attempt to avoid disqualification as a REIT.

Nature and Diversification of Assets

    At the end of each quarter of the Company's taxable year, at least 75% of the value of the Company's assets must be cash and cash items (including receivables), federal government securities and qualifying real estate assets. Qualifying real estate assets include interests in real property and mortgages, equity interests in other REITs, any stock or debt instrument for so long as the income therefrom is qualified temporary investment income and, subject to certain limitations, interests in REMICs. The balance of the Company's assets may be invested without restriction, except that holdings of the securities of any one non-governmental issuer may not exceed 5% of the value of the Company's assets or 10% of the outstanding voting securities of that issuer. Securities that are qualifying assets for purposes of the 75% asset test will not be treated as securities of a non-governmental issuer for purposes of the 5% and 10% asset tests. Although the Company believes that such anticipated asset holdings will allow it to satisfy the asset tests necessary to qualify as a REIT, the Company intends to monitor its activities to assure satisfaction of the asset tests.

    If the Company fails to satisfy the 75% asset test at the end of any quarter of its taxable year as a result of its acquisition of securities or other property during that quarter, the failure can be cured by a disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. The Company has represented that it will maintain adequate records of the value of its assets and take such action as may be required to cure any failure to satisfy the 75% asset test within 30 days after the close of any quarter. The Company may not be able to cure any failure to satisfy the 75% asset test, however, if assets that the Company believes are qualifying assets for purposes of the 75% asset test are later determined to be nonqualifying assets.

Distributions

    Each taxable year, the Company must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT taxable income (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code less (iii) any excess noncash income (as determined under the Code).

    Generally, a distribution must be made in the taxable year to which it relates. A portion of the required distribution, however, may be made in the following year if (i) a dividend is declared in October, November or December of any year, is payable to stockholders of record on a specified date in October, November or December and is actually paid in January of the following year or (ii) a dividend is declared before the Company timely files its tax return for the taxable year to which the distribution relates and is paid on or before the first regular dividend payment date after such declaration. Further, if the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax returns by the IRS, the Company may, if the deficiency is not due to fraud with intent to evade tax or a willful failure to file a timely tax return, retroactively cure the failure by paying a deficiency dividend to stockholders and certain interest and penalties to the IRS.

    The Company intends to make distributions to its stockholders on a basis that will allow the Company to satisfy the distribution requirement. In certain instances, however, the Company's pre-distribution taxable income may exceed its cash flow and the Company may have difficulty satisfying the distribution requirement. See "Business -- Federal Income Tax Considerations
- -- Activities of the Company." The Company intends to monitor closely the relationship between its pre-distribution taxable income and its cash flow and intends to borrow funds or liquidate investments in order to overcome any cash flow shortfalls if necessary to satisfy the distribution requirement. It is possible, although unlikely, that the Company may decide to terminate its REIT status as a result of any such cash shortfall. Such a termination would have adverse consequences to the stockholders. See "Business -- Federal Income Tax Considerations -- Status of the Company as a REIT."

Ownership of the Company

    Shares of the Company's Common Stock must be held by a minimum of 100 persons for at least 335 days in each taxable year after the Company's first taxable year. Further, at no time during the second half of any taxable year after the Company's first taxable year may more than 50% of the Company's shares be owned, actually or constructively, by five or fewer individuals (including pension funds and certain other types of tax-exempt entities). To evidence compliance with these requirements, the Company is required to maintain records that disclose the actual ownership of its outstanding shares. In order to satisfy that requirement, the Company will demand written statements from record holders owning designated percentages of Common Stock disclosing, among other things, the identities of the actual owners of such shares. The Company's Articles of Incorporation contain repurchase provisions and transfer restrictions designed to prevent violation of the latter requirement. Therefore, the Company believes that its shares of Common Stock currently are owned by a sufficient number of unrelated persons to allow the Company to satisfy the ownership requirements for REIT qualification.

ACTIVITIES OF THE COMPANY

    The Company expects to continue to generate income primarily from the Net Cash Flows on Mortgage Instruments and Mortgage Interests (i.e., interests in or from Mortgage Finance Companies which own and finance Mortgage Instruments). As discussed below, it is possible that in any particular year the reportable taxable income associated with Net Cash Flows may exceed the cash received in that year, making it difficult for the Company to satisfy the dividend requirements. The Company also expects to generate income by
(i) making commitments to acquire Mortgage Assets, (ii) earning interest on qualified temporary investments and (iii) earning interest on short-term reinvestments and entering into hedging transactions. As explained below, there are holding period requirements with respect to qualifying real estate assets held by the Company as well as certain federal income tax risks associated with hedging transactions and with the generation of income from Net Cash Flows on Mortgage Instruments securing or underlying Mortgage Securities.

    The Company expects that a substantial portion of its income from Net Cash Flows will continue to come through its ownership of "residual" interests in REMICs. A REMIC is a tax entity through which multiple classes of Mortgage Securities are issued. A REMIC generally is considered a pass-through entity (similar in some respects to a partnership) for federal income tax purposes. Interests in a REMIC consist of a single class of residual interests and one or more classes of "regular" interests. A regular interest resembles, though it need not be in the form of, debt. A residual interest in a REMIC is any interest in the REMIC that is not a regular interest and that is designated as a residual interest by the REMIC. For purposes of maintaining its status as a REIT, the Company anticipates that its ownership of residual interests in REMICs generally will be qualifying real estate assets for purposes of the 75% asset test and that its income with respect to such residual interests generally will be qualifying income for purposes of the 75% income test.

    The Company has obtained residual interests in REMICs by purchasing those residual interests from other entities. The Code does not provide a method for the Company to amortize any premium paid for a residual interest in excess of its initial issue price. The lack of such an adjustment could reduce the Company's yield on REMIC residual interests purchased at a premium. Although the legislative history of the REMIC provisions recognizes this problem and notes that certain modifications of the rules governing taxation of holders of residual interests may be appropriate, no further guidance is provided.

    The Company also has purchased Mortgage Instruments, transferred those Mortgages Instruments to an entity that has made a REMIC election, and caused that entity to issue Mortgage Securities backed by those Mortgage Instruments. In that instance, the issuance of regular interests in that REMIC was treated, for federal income tax purposes, as a sale of those Mortgage Instruments by the Company. Although the Company intends to continue to enter into such transactions, gain on such transactions, if any, would be income included for purposes of calculating the 30% prohibited income test. Further, the Company's gain on any such issuance, if the Company were deemed to be a dealer of Mortgage Instruments, would be income from a prohibited transaction and subject to a 100% tax. The Company will not cause an issuance of regular or residual interests in a REMIC if that issuance would cause disqualification of the Company as a REIT or would be a prohibited transaction.

    In addition to owning interests in REMICs, the Company anticipates that it may generate income from Net Cash Flows through ownership of non-REMIC Mortgage Interests. Without jeopardizing its qualification as a REIT, however, the Company generally may not own a non-REMIC interest unless that interest is an equity-type interest. The Company, therefore, does not intend to own non-REMIC interests that have rights to Net Cash Flows unless (i) such rights flow from equity or ownership interests in Mortgage Instruments that either are directly acquired by the Company or indirectly acquired by the Company through its ownership interests in other entities or (ii) the Company has received an opinion of counsel that the acquisition of such rights will not cause disqualification of the Company as a REIT.

    Ownership by the Company of rights to Net Cash Flows in the forms of REMIC residual interests and non-REMIC interests in other entities, particularly those structured as partnerships or as trusts, pose certain risks to the Company. First, the failure of an entity for which a REMIC election has been made to qualify as a REMIC or the possession by an entity, such as a partnership or a trust, of an excessive number of corporate characteristics could result in treatment of the entity as a corporation for federal income tax purposes. If the Company owns an interest in an entity that is taxed as a corporation, the Company's REIT status could be jeopardized under the 75% income test and certain of the asset tests. Second, with respect to its interest in any REMIC, partnership or trust, the Company's income under certain circumstances may exceed its cash receipts and thus make it difficult for the Company to satisfy the cash distribution test. Third, distributions received by the Company from any REMIC, partnership or trust in excess of the Company's basis in its interest in that REMIC, partnership or trust could result in recognition by the Company of nonqualifying income under the 30% prohibited income test.

    The Company also has engaged in certain hedging transactions, and may engage in future hedging transactions. See "Business -- Operating Policies and Strategies -- Other Operating Strategies," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Company's Consolidated Financial Statements. Hedging transactions, including those transactions into which the Company has already entered, pose risks to the Company. For example, the income from hedging transactions could result in the Company violating the 95% income test, the 75% income test, and/or the 30% income test. Also, certain losses incurred in connection with hedging transactions could be characterized as capital losses, which cannot offset ordinary REIT income, resulting in "phantom" income (income without cash) on which dividends must be paid.

TAXATION OF THE COMPANY

    For  any  taxable  year  in  which  the Company qualifies and elects to be treated as a REIT under the Code, the Company will be taxed at regular corporate rates (or, if less, at alternative rates in any taxable year in which the Company has an undistributed net capital gain) on its real estate investment trust taxable income ("REIT Taxable Income"). REIT Taxable Income is computed by making certain adjustments to a REIT's taxable income as computed for regular corporations. Dividends paid by a REIT to its stockholders with respect to a taxable year are deducted to the extent those dividends are not attributable to net income from foreclosure property. In computing REIT Taxable Income, taxable income also is adjusted by
(i) disallowing the deduction for dividends received, (ii) disregarding any tax otherwise applicable as a result of a change of accounting period,
(iii) excluding the net income from foreclosure property, (iv) deducting any tax resulting from the REIT's failure to satisfy either of the 75% or 95% income tests, and (v) excluding net income from prohibited transactions. Thus, in any year in which the Company qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its taxable income that is distributed to its stockholders in or with respect to that year.

    Regardless of distributions to stockholders, the Company will be subject to a tax at the highest corporate rate (currently 34%) on its net income from foreclosure property, a 100% tax on its net income from prohibited transactions, and a 100% tax on the greater of the amount by which it fails either the 75% income test or the 95% income test, less associated expenses, if the failure to satisfy either or both of such tests is due to reasonable cause and not willful neglect and if certain other requirements are satisfied. In addition, the Company will be subject to an excise tax (currently at the rate of 4%) for any taxable year in which, and on the amount by which, distributions actually made by the Company in that taxable year fail to exceed a certain amount determined with reference to its REIT Taxable Income. Finally, although the minimum tax on items of tax preference will apply to the Company, the Company does not expect to have any significant amounts of tax preference items.

    The Company uses the calendar year both for tax purposes and for financial reporting purposes. Due to the differences between tax accounting rules and generally accepted accounting principles, the Company's REIT Taxable Income will vary from its net income for financial reporting purposes.

TAX CONSEQUENCES OF COMMON STOCK OWNERSHIP

Dividend Income

    Distributions to stockholders out of the Company's current or accumulated earnings and profits will constitute dividends to the stockholders generally taxable as ordinary income. Generally, distributions by the Company will be out of current or accumulated earnings and profits and, therefore, will be taxable. Generally, dividends are taxable to stockholders in the year received. With respect to any dividend declared by the Company in October, November or December of any calendar year and payable to stockholders of record as of a specified date in October, November or December, however, that dividend will be deemed to have been paid by the Company and received by the stockholder on December 31 if the dividend is actually paid in January of the following calendar year.

    The Company's dividends will not be eligible for the dividends-received deduction for corporations. If the Company's total distributions for a taxable year exceed its current and accumulated earnings and profits, a portion of each distribution will be treated first as a return of capital, reducing a stockholder's basis in his shares (but not below zero), and then as capital gain in the event such distributions are in excess of a stockholder's adjusted basis in his shares.

    Distributions properly designated by the Company as "capital gain dividends" will be taxable to the stockholders as long-term capital gain, to the extent those dividends do not exceed the Company's actual net capital gain for the taxable year, without regard to the stockholder's holding period for his shares. A REIT is not required to offset its net capital gain for any taxable year with its net operating loss for that year or from a prior year in determining the maximum amount of capital gain dividends that it can pay for that year. Any loss on the sale or exchange of shares of Common Stock held by a stockholder for one year or less will be treated as long-term capital loss to the extent of any capital gain dividends received on that Common Stock by that stockholder. The Company will notify stockholders after the close of its taxable year regarding the portions of the distributions that constitute ordinary income, return of capital and capital gain. Stockholders may not deduct any net operating losses or capital losses of the Company. The Company will also notify stockholders regarding their reportable share of excess inclusion income. See "Excess Inclusion Rule" below.

Dividends As Portfolio Income

    Dividends paid by the Company will be "portfolio income" to stockholders. Therefore, a stockholder subject to the passive activity limitations will not be able to offset income earned with respect to his or her investment in the Company with passive activity losses or deductions, except to the extent that suspended passive activity losses or deductions have been made available by taxable dispositions of interests in the passive activities that generated those losses or deductions.

Excess Inclusion Rule

    Ownership by the Company of residual interests in REMICs may adversely affect the federal income taxation of the Company and of certain stockholders to the extent those residual interests generate "excess inclusion income." The Company's excess inclusion income during a calendar quarter generally will equal the excess of its taxable income from residual interests in REMICs over its "daily accruals" with respect to those residual interests for the calendar quarter. The daily accruals are calculated by multiplying the adjusted issue price of the residual interest by 120% of the long-term federal interest rate in effect on the REMIC's startup date. It is possible that the Company will have excess inclusion income without associated cash. In taxable years in which the Company has both a net operating loss and excess inclusion income, it will still have to report a minimum amount of taxable income equal to its excess inclusion income. In order to maintain its REIT status, the Company will be required to distribute at least 95% of its taxable income, even if its taxable income is comprised exclusively of excess inclusion income and otherwise has a net operating loss.

    In general, each stockholder is required to treat the stockholder's allocable share of the portion of the Company's excess inclusions that is not taxable to the Company as an excess inclusion received by such stockholder. The portion of the Company's dividends that constitute excess inclusions typically will rise as the degree of leveraging of the Company's activities increase. Therefore, all or a portion of the dividends received by the stockholders may be excess inclusion income. Excess inclusion income will constitute unrelated business taxable income for tax-exempt entities and may not be used to offset deductions or net operating losses from other sources for most other taxpayers.

TAX-EXEMPT ORGANIZATIONS AS STOCKHOLDERS

    The Code requires a tax-exempt stockholder of the Company to treat as unrelated business taxable income its allocable share of the Company's excess inclusions. The Company is likely to receive excess inclusion income. See "Business -- Federal Income Tax Considerations -- Tax Consequences of Common Stock Ownership -- Excess Inclusion Rule." The Common Stock of the Company may not be held by tax-exempt entities which are not subject to tax on unrelated business taxable income.

TAXATION OF FOREIGN STOCKHOLDERS

    Gain from the sale of the Company's shares by a nonresident alien individual or foreign corporation ("foreign persons") generally will not be subject to United States taxation unless that gain is effectively connected with that foreign person's United States trade or business or, in the case of an individual foreign person, that person is present within the United States for more than 182 days in the taxable year in question or otherwise is considered a resident alien. If a foreign person holds more than 5% of the shares of the Company, however, gain from the sale of that person's shares could be subject to full United States taxation if the Company ever held any real property interests and was not a domestically controlled REIT.

    Distributions of cash generated by the Company's operations that are paid to foreign persons generally will be subject to United States withholding tax at a rate of 30% or at a lower rate if a foreign person can claim the benefits of a tax treaty. Notwithstanding the foregoing, distributions made to foreign stockholders will not be subject to treaty withholding reductions to the extent of their allocable shares of the portion of the Company's excess inclusion that is not taxable to the Company for the period under review. It is expected that the Company will have excess inclusions. See "Business -- Federal Income Tax Considerations -- Tax Consequences of Common Stock Ownership -- Excess Inclusion Rule." Distributions to foreign persons of cash attributable to gain on the Company's sale or exchange of real properties, if any, generally will be subject to full United States taxation and withholding.

    The federal income taxation of foreign persons is a highly complex matter that may be affected by many considerations. Accordingly, foreign investors in the Company should consult their own tax advisors regarding the income and withholding tax considerations with respect to their investments in the Company. Foreign governments and organizations, and their instrumentalities, may not invest in the Company.

BACKUP WITHHOLDING

    The Company is required by the Code to withhold from dividends 20% of the amount paid to stockholders, unless the stockholder (i) files a correct taxpayer identification number with the Company, (ii) certifies as to no loss of exemption from backup withholding and (iii) otherwise complies with the applicable requirements of the backup withholding rules. The Company will report to its stockholders and the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. Stockholders should consult their tax advisors as to the procedure for insuring that Company dividends to them will not be subject to backup withholding.

STATE AND LOCAL TAXES

    The discussion herein concerns only the federal income tax treatment likely to be accorded the Company and its stockholders. No discussion has been provided regarding the state or local tax treatment of the Company and its stockholders. The state and local tax treatment may not conform to the federal income tax treatment described above and each stockholder should discuss such treatment with his state and local tax adviser.

                             MORTGAGE INSTRUMENTS

THE MORTGAGE CERTIFICATES

    The Mortgage Certificates acquired by the Company or underlying the Company's Mortgage Interests (including those Mortgage Certificates pledged to secure Mortgage Securities) may include GNMA Certificates, FHLMC Certificates, FNMA Certificates and Other Mortgage Certificates.

Government National Mortgage Association

    GNMA is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development ("HUD"). Section 306(g) of Title III of the National Housing Act of 1934, as amended (the "Housing Act"), authorizes GNMA to guarantee the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the FHA under the Housing Act or Title V of the Housing Act of 1949, or partially guaranteed by the VA under the Servicemen's Readjustment Act of 1944, as amended, or Chapter 37 of Title 38, United States Code and other loans eligible for inclusion in mortgage pools underlying GNMA Certificates.

    Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty under this subsection." An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States, states that such guarantees under Section 306(g) of mortgage-backed certificates of the type which may be purchased by the Company or pledged as security for a series of Mortgage Securities are authorized to be made by GNMA and "would constitute general obligations of the United States backed by its full faith and credit."

    In  order  to meet its obligation under any such guaranty, GNMA may, under
Section 306(d) of the Housing Act, issue its general obligations to the United States Treasury in an amount which is at any time sufficient to enable GNMA, with no limitations as to amount, to perform its obligations under its guaranty. GNMA represents that, in the event it is called upon at any time to make good its guaranty, it has the full power and authority to borrow from the Treasury of the United States, if necessary, amounts sufficient to make payments of principal and interest on GNMA Certificates and that the Secretary of the Treasury has agreed to lend such amounts.

GNMA Certificates

    Each GNMA Certificate (which may be a GNMA I Certificate or a GNMA II Certificate as referred to by GNMA, a project certificate or a certificate backed by loans secured by manufactured housing) will be a "fully-modified pass-through" mortgage-backed certificate issued and serviced by a mortgage banking company or other financial concern ("GNMA Issuer") approved by GNMA and by FNMA as a seller-servicer of FHA Loans and VA Loans.

    The mortgage loans underlying GNMA Certificates may consist of FHA Loans secured by mortgages on single family (one-to-four units) residential properties (including manufactured home contracts), VA Loans partially guaranteed by the VA and other mortgage loans eligible for inclusion in mortgage pools underlying GNMA Certificates. Such mortgage loans may be level payment mortgage loans (including "buydown" mortgage loans) or graduated payment mortgage loans, each secured by a first lien on a single family (one-to-four units) residential property.

    Each GNMA Certificate will provide for the payment by or on behalf of the GNMA Issuer to the registered holder of such GNMA Certificate of fixed (or graduated in the case of pools of graduated payment mortgage loans) monthly payments of principal and interest equal to the registered holder's proportionate interest in the aggregate amount of the monthly scheduled principal and interest payments on the underlying eligible mortgage loans, less servicing and guarantee fees of 0.5% and up to 1.5% per annum of the outstanding principal balance for GNMA I Certificates and GNMA II Certificates, respectively. In addition, each payment will include proportionate pass-through payments to the registered holders of the GNMA Certificate of any prepayments of principal on the mortgage loans underlying such GNMA Certificate and the registered holder's proportionate interest in the remaining principal balance in the form of liquidation proceeds in the event of a foreclosure or other disposition of any such mortgage loans.

    GNMA will approve the issuance of each such GNMA Certificate in accordance with a guaranty agreement (the "Guaranty Agreement") between GNMA and the GNMA Issuer. Pursuant to the Guaranty Agreement, the GNMA Issuer will be required to advance its own funds in order to make timely payments of all amounts due on each such GNMA Certificate, even if the payments received by the GNMA Issuer on the mortgage loans underlying each such GNMA Certificate are less than the amounts due on each such GNMA Certificate.

    The full and timely payment of principal of and interest on each GNMA Certificate will be guaranteed by GNMA, which obligation will be backed by the full faith and credit of the United States. Each such GNMA Certificate will have an original maturity of not more than 30 years, but may have an original maturity of substantially less than 30 years. In general, GNMA requires that at least 90% of the original principal amount of the mortgage pool underlying a GNMA Certificate must be mortgage loans with maturities of at least 20 years. However, in certain circumstances, GNMA Certificates may be backed by pools of mortgage loans at least 90% of the original principal amount of which have original maturities of at least 15 years. Each mortgage loan underlying a GNMA Certificate, at the time GNMA issues its guarantee commitment, must be originated no more than one year prior to such commitment date.

    No GNMA Issuer will insure or guarantee any series of Mortgage Securities or the GNMA Certificates securing any series of Mortgage Securities. Each GNMA Issuer's obligation with respect to payment on the Mortgage Securities of a series will be limited to the obligations of a servicer of GNMA Certificates to provide funds to assure the timely payment of principal and interest on GNMA Certificates and to service the underlying mortgage loans according to GNMA guidelines. Each GNMA Issuer will perform the routine functions required for the servicing of mortgage loans underlying the GNMA Certificates, including mortgagor billings, receipt and posting of payments, payments made by borrowers toward escrows established for taxes and insurance premiums, payment of property taxes and hazard insurance premiums, institution of all actions necessary to foreclose on, or take other appropriate action with respect to, loans in default, collection of FHA insurance and VA guaranty benefits, and remittances, collections and customer service. Each GNMA Issuer will be obligated under its Guaranty Agreement with GNMA to service the pooled mortgage loans in accordance with FHA and VA requirements and with generally accepted practices in the mortgage lending industry.

    If a GNMA Issuer is unable to make the payments on a GNMA Certificate securing a series of Mortgage Securities as it becomes due, it is required to promptly notify GNMA and request GNMA to make such payment. Upon notification and request, GNMA will make such payments directly to the registered holder of such GNMA Certificate. In the event no payment is made by a GNMA Issuer and the GNMA Issuer fails to notify and request GNMA to make such payment, the holder of such GNMA Certificate will have recourse only against GNMA to obtain such payment. The registered holder of the GNMA Certificate securing a series of Mortgage Securities will have the right to proceed directly against GNMA under the terms of the Guaranty Agreements relating to such GNMA Certificates for any amounts that are not paid when due.

    Regular monthly installment payments on each GNMA Certificate will be comprised of interest due as specified on such GNMA Certificate plus the scheduled principal payments on the mortgage loans underlying such GNMA Certificate due on the first day of the month in which the scheduled monthly installment on such GNMA Certificate is due. Such regular monthly installments on each such GNMA Certificate will be paid to the registered holder by the 15th day of each month in the case of a GNMA I Certificate and will be mailed by the 20th day of each month in the case of a GNMA II Certificate. Any principal prepayments on any mortgage loans underlying a GNMA Certificate or any other early recovery of principal on such loans will be passed through to the registered holder of such GNMA Certificate and a portion of such prepayments will be paid to holders of Mortgage Securities as additional principal payments.

    Pools of non-graduated payment mortgages evidenced by certain of the GNMA Certificates may consist of level payment mortgages for which funds have been provided (and deposited in escrow accounts) by one or more persons to reduce the borrowers' monthly payments during the early years of such mortgage loans. Payments due the registered holders of such "buy-down" GNMA Certificates, however, will be computed the same as payments derived from level payment non-buy-down GNMA Certificates and will include amounts to be collected from both the borrowers and the escrow accounts under the control of the GNMA Issuer. The obligations of GNMA and the GNMA Issuer with respect to such buy-down GNMA Certificates will be the same as with respect to non-buy-down GNMA Certificates.

    The Company also may purchase GNMA Certificates which represent undivided ownership interests in pools consisting of fixed-rate, first-lien, conventional, residential, multi-family mortgage loans or participations therein or GNMA Certificates which represent undivided ownership interests in pools of manufactured homes within the meaning of 42 United States Code,
Section 5402(6) or participations therein. In addition, the Company may acquire GNMA Certificates with respect to other programs developed by GNMA from time to time.

Federal Home Loan Mortgage Corporation

    FHLMC is a corporate instrumentality of the United States created on July 24, 1970 pursuant to Title III of the Emergency Home Finance Act of 1970, as amended, 12 U.S.C. (S)(S)1451-1459 (the "FHLMC Act"). FHLMC was established primarily for the purpose of increasing the availability of mortgage credit for the financing of urgently needed housing. It seeks to provide an enhanced degree of liquidity for residential mortgage investments primarily by assisting in the development of secondary markets for conventional mortgages. The principal activity of FHLMC currently consists of the purchase of first-lien conventional mortgage loans or participation interests in such mortgage loans and the resale of the mortgage loans so purchased in the form of mortgage securities, primarily FHLMC Certificates. All mortgage loans (including manufactured housing contracts) purchased by FHLMC must meet certain standards set forth in the FHLMC Act. FHLMC is confined to purchasing, so far as practicable, mortgage loans which it deems to be of such quality, type and class as to meet generally the purchase standards imposed by private institutional mortgage investors. All of the mortgage loans evidenced by a FHLMC Certificate are conventional mortgages and therefore do not have the benefit of any guaranty or insurance by, and are not obligations of, the United States or any agency or instrumentality of the United States.

FHLMC Certificates

    Each FHLMC Certificate will represent (i) an undivided interest in a group ("FHLMC Certificate group") of (a) fixed or variable rate conventional mortgage loans with original terms to maturity of between 10 and 30 years secured by first liens on single family (one-to-four units) residential properties or five- or more family residential properties, or (b) fixed rate conventional manufactured housing retail installment contracts secured by manufactured homes, or (ii) an undivided percentage interest in the principal distributions or interest distributions on such group ("Stripped FHLMC Certificates"). A FHLMC Certificate group may include whole loans, participation interests in whole loans and undivided interests in whole loans and/or participations comprising another FHLMC Certificate group. Each such FHLMC Certificate will be issued under the terms of a Mortgage Participation Certificate Agreement. A FHLMC Certificate may be issued under programs created by FHLMC, including its Cash Program or Guarantor Program.

    FHLMC will guarantee to the registered holder of each FHLMC Certificate the timely payment of interest by each mortgagor to the extent of the applicable certificate rate on the registered holder's pro rata share of the unpaid principal balance outstanding on the mortgage loans underlying such FHLMC Certificate. FHLMC also will guarantee to the registered holder of such a FHLMC Certificate collection by such holder of all principal on the underlying mortgage loans, without any offset or deduction, to the extent of such holder's pro rata share thereof, but will not guarantee the timely payment of scheduled principal, except under certain programs. Pursuant to its guaranty, FHLMC will indemnify the holder of such FHLMC Certificates against any diminution in principal by reason of charges for property repairs, maintenance and foreclosure. FHLMC may remit the amount due on account of its guaranty of collection of principal at any time after default on an underlying mortgage loan, but not later than (i) 30 days following foreclosure sale,
(ii) 30  days  following  payment  of  the  claim  by any mortgage insurer, or
(iii) 30 days following the expiration of any right of redemption, whichever occurs later, but in any event no later than one year after demand has been made upon the mortgagor for accelerated payment of principal. In taking actions regarding the collection of principal after default on the mortgage loans underlying FHLMC Certificates, including the timing of demand for acceleration, FHLMC reserves the right to exercise its judgment in the same manner as for mortgage loans which it has purchased but not sold. The FHLMC Certificates will not be guaranteed by the United States or by any Federal Home Loan Bank and will not constitute debts or obligations of the United States or any Federal Home Loan Bank. If FHLMC were unable to satisfy such obligations, distributions on FHLMC Certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, delinquencies and defaults would impact monthly distributions on such FHLMC Certificates.

    Holders of FHLMC Certificates are entitled to receive their pro rata share of all principal payments on the underlying mortgage loans received by FHLMC, including any scheduled principal payments, full and partial repayments of principal and principal received by FHLMC by virtue of condemnation, insurance, liquidation or foreclosure, including repayments of principal resulting from acquisition by FHLMC of the real property securing the mortgage. FHLMC is required to remit each registered FHLMC Certificate holder's pro rata share of principal payments on the underlying mortgage loans, interest at the FHLMC Certificate rate and, except in the case of FHLMC Certificates representing interests in multi-family mortgage loans, any other sums such as prepayment fees, within 60 days of the date on which such payments are deemed to have been received by FHLMC.

    Under FHLMC's Cash Program, with respect to pools formed prior to June 1, 1987, there is no limitation on the amount by which interest rates on the mortgage loans underlying a FHLMC Certificate may exceed the interest rate on the FHLMC Certificate. With respect to FHLMC Certificates issued on or after June 1, 1987, the maximum interest rate on the mortgage loans underlying such FHLMC Certificates cannot exceed the interest rate on such FHLMC Certificates by more than two percentage points. Under such program, FHLMC purchases groups of whole mortgage loans from sellers at specified percentages of their unpaid principal balances, adjusted for accrued or prepaid interest, which, when applied to the interest rate of the mortgage loans purchased, results in the yield (expressed as a percentage) required by FHLMC. The required yield, which includes a minimum servicing fee retained by the servicer, is calculated using the outstanding principal balance of the mortgage loans, an assumed term and a prepayment period as determined by FHLMC. No loan is purchased by FHLMC at greater than 100% of its outstanding principal balance. The range of interest rates on the mortgage loans in a FHLMC Certificate group under the Cash Program will vary since mortgage loans are purchased and identified to a FHLMC Certificate group based upon their yield to FHLMC rather than on the interest rate on the mortgage loans, but the range between the lowest and highest annual interest rates on the mortgage loans in a FHLMC Certificate group under the FHLMC Cash Program may not exceed 100 basis points.

    Under FHLMC's Guarantor Program, the interest rate on a FHLMC Certificate is established based upon the lowest interest rate on the underlying mortgage loans, minus a minimum servicing fee and the amount of FHLMC's management and guaranty income as agreed upon between the seller and FHLMC. For FHLMC Certificate groups formed before May 2, 1988 under the Guarantor Program, the range between the lowest and highest annual interest rates on the mortgage loans in the related FHLMC Certificate group may not exceed one percentage point. For FHLMC Certificate groups formed under such program on or after May 2, 1988, this restriction will no longer apply. The maximum interest rate of any mortgage loan in a FHLMC Certificate group under FHLMC's Guarantor Program formed on or after May 2, 1988 may be up to 250 basis points greater than the interest rate of the related FHLMC Certificate.

    Requests for registration of ownership of FHLMC Certificates made on or before the last business day of a month are made effective as of the first day of that month. With respect to FHLMC Certificates sold by FHLMC on or after January 2, 1985, a Federal Reserve Bank which maintains book-entry accounts with respect thereto will make payments of interest and principal each month to holders in accordance with the holders' instructions. The first payment to a holder of a FHLMC Certificate will normally be received by the 15th day of the second month following the month in which the purchaser became a holder of the FHLMC Certificate. Thereafter, payments will normally be received by the 15th day of each month.

    The Company also may purchase FHLMC Certificates which represent undivided ownership interests in pools consisting of fixed-rate, first-lien, conventional, residential, multi-family mortgage loans or participations therein. These FHLMC Certificates also are guaranteed as to the full and timely payment of interest and as to ultimate collection of principal by
FHLMC, which obligation is not backed by the full faith and credit of the United States. Such loans and participations will be purchased by FHLMC through its Multi-Family Cash Program, pursuant to which FHLMC buys multi-family mortgage loans at prescribed yields. The mortgage loans will be secured by properties containing five or more units and designed primarily for residential use. These properties may include high-rise and low-rise buildings, garden apartments and townhouse complexes. Under certain conditions, the mortgage loans may be secured by dwellings subject to subordinate or superior ground or similar leases or to subordinate liens. FHLMC also may purchase blanket first-lien mortgages secured by multi-family dwellings owned by cooperative corporations or associations. Mortgagors may be partnerships, corporations, individuals or other entities. At the time of delivery of a mortgage loan to FHLMC, at least 80% of the units in the multi-family dwelling must be occupied, and the rents receivable on the occupied units must be sufficient to meet debt service requirements on the mortgage loan and to pay all other normal operating expenses as well as to support the appraised value. The mortgages underlying the FHLMC Certificates may contain "lock-out" provisions which would prohibit prepayments by the mortgagors for a period immediately following the loan origination date.

Federal National Mortgage Association

    FNMA is a federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C. 1716 et seq). FNMA was originally established in 1938 as a United States government agency to provide supplemental liquidity to the mortgage market and was transformed into a stockholder-owned and privately managed corporation by legislation enacted in 1968.

    FNMA provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. FNMA acquires funds to purchase home mortgage loans from many capital market investors that may not ordinarily invest in mortgages, thereby expanding the total amount of funds available for housing. Operating nationwide, FNMA helps to redistribute mortgage funds from capital-surplus to capital-short areas.

    Although the Secretary of the Treasury of the United States has discretionary authority to lend funds to FNMA, neither the United States nor any agency thereof is obligated to finance FNMA's operations or to assist FNMA in any other manner.

FNMA Certificates

    FNMA Certificates are either Guaranteed Mortgage Pass-Through Certificates ("FNMA MBS") or Stripped Mortgage-Backed Securities ("FNMA SMBS"). The following discussion of FNMA Certificates applies equally to both FNMA MBS and FNMA SMBS, except as otherwise indicated. Each FNMA Certificate will represent a fractional undivided interest in a pool of mortgage loans formed by FNMA. Each such pool will consist of mortgage loans of one of the following types:
(i) fixed  or  variable rate level installment conventional mortgage loans, or
(ii) fixed or variable rate level installment mortgage loans that are insured by FHA or partially guaranteed by the VA. Each mortgage loan must meet the applicable standards set forth under the FNMA purchase program. Each such mortgage loan will be secured by a first lien on a single family (one-to-four units) residential property or on a five- or more family residential property. The original maturities of substantially all of the conventional, level payment mortgage loans are expected to be between either eight to 15 years or 20 to 30 years. Each FNMA Certificate will be issued pursuant to a trust indenture.

    FNMA will guarantee to the registered holder of each FNMA Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided for by such FNMA Certificate) on the mortgage loans in the pool represented by such FNMA Certificate, whether or not received, and the full principal amount of any foreclosed or other finally liquidated mortgage loan, whether or not such principal amount is actually received. The obligations of FNMA under its guaranty will be obligations solely of FNMA and will not be backed by, nor entitled to, the full faith and credit of the United States. If FNMA were unable to satisfy such obligations, distributions on FNMA Certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, delinquencies and defaults would impact monthly distributions on such FNMA Certificates.

    The mortgage loans underlying a FNMA Certificate may have annual interest rates that vary by as much as two percentage points from each other. The rate of interest payable on a FNMA MBS (and the series pass-through rate payable with respect to a FNMA SMBS) is equal to the lowest interest rate of any mortgage loan in the related pool, less a specified minimum annual percentage representing servicing compensation and FNMA's guaranty fee. Under a regular servicing option (pursuant to which the mortgagee or other servicer assumes the risk of foreclosure losses), the annual interest rates on the mortgage loans underlying a FNMA Certificate will be between one-half percentage point and two and one-half percentage points greater than the annual interest rate if a FNMA MBS, or the series pass-through rate if a FNMA SMBS; and under a special servicing option (pursuant to which FNMA assumes the entire risk of foreclosure losses), the annual interest rates on the mortgage loans underlying a FNMA Certificate will be between 55/100ths percentage point and two and 55/100ths percentage points greater than the annual FNMA Certificate interest rate if a FNMA MBS, or the series interest rate if a FNMA SMBS (or between one-half percentage point and two and one-half percentage points greater than the annual FNMA Certificate interest rate for pools that contain mortgage loans with first payment dates no more than 12 months prior to the date of the issuance of the related FNMA Certificate).

    FNMA SMBS are issued in a series of two or more classes, with each class representing a specified undivided fractional interest in principal distributions and interest distributions (adjusted to the series pass-through rate) on the underlying pool of mortgage loans. The fractional interests of each class in principal and interest distributions are not identical, but the classes in the aggregate represent 100% of the principal distributions and interest distributions (adjusted to the series pass-through rate) on the respective pool. Because of such difference between the fractional interests in principal and interest of each class, the effective rate of interest on the principal of each class of FNMA SMBS may be significantly higher or lower than the series pass-through rate and/or the weighted average interest rate of the underlying mortgage loans.

    Unless otherwise specified by FNMA, FNMA Certificates evidencing interests in pools of mortgages formed on or after May 1, 1985 will be available in book-entry form only. Distributions of principal and interest on each FNMA Certificate will be made by FNMA on the 25th day of each month to the person in whose name the FNMA Certificate is entered in the books of a Federal Reserve Bank which maintains such accounts (or registered on the FNMA Certificate register in the case of fully registered FNMA Certificates) as of the close of business on the last day of the preceding month. Distributions will be made by wire on FNMA Certificates in book-entry form and by check on FNMA Certificates in fully registered form.

    Regular monthly installment payments on each FNMA Certificate will be comprised of interest due as specified by such FNMA Certificate plus the scheduled principal payments on the mortgage loans underlying such FNMA Certificate due during the period beginning on the second day of the month prior to the month in which the scheduled monthly installment on such FNMA Certificate is due and ending on the first day of such month in which the scheduled monthly installment on such FNMA Certificate is due. Such regular monthly installments on each such FNMA Certificate will be distributed to the holder of record on the 25th day of each month. Any principal prepayments on the mortgage loans underlying any FNMA Certificate securing a series of Mortgage Securities or any other early recovery of principal on such mortgage loans will be passed through to the holder of record of such FNMA Certificate on the 25th day of the second month next following such prepayment or recovery and a portion of such amounts will be paid to holders of Mortgage Securities as additional principal prepayments.

Other Mortgage Certificates

    The Company may acquire Other Mortgage Certificates or interests therein if the Company determines that it will be beneficial to do so and if acquiring Other Mortgage Certificates or interests therein will not adversely affect qualification of the Company as a REIT. Such Other Mortgage Certificates may include mortgage pass-through certificates, certificates and other securities collateralized by or representing equity interests in manufactured housing contracts and certain loans secured by multi-family projects, other mortgage-collateralized obligations, mortgage securities representing fractional interests in principal and/or interest distributions and other mortgage-backed instruments as determined by the Company.

THE MORTGAGE LOANS

    The Company may acquire Mortgage Loans which are secured by first liens on single-family (one-to-four units) residential properties. Each loan generally will be a permanent loan, as opposed to a construction or development loan, will have a term to maturity not in excess of 30 years and will be fully amortizing over its term. Although the Company's Mortgage Loans generally will be secured by a first lien on such properties, this lien may be subject to liens for taxes, assessments which are not delinquent or remain payable without penalty, certain contracts or leases, and other liens and claims normally deemed in the locality where the property is located not to abrogate the priority of a first lien mortgage or deed of trust. The single-family (one-to-four units) residences securing each Mortgage Loan may consist of
(i) detached homes, (ii) attached homes (single-family units having a common wall), (iii) units located in condominiums and (iv) other types of homes or units. Each such detached or attached home will be constructed on land owned in fee simple by the mortgagor or on land leased by the mortgagor for a term at least two years greater than the term of the applicable Mortgage Loan. The fee interest in any leased land will be subject to the lien securing the applicable Mortgage Loan. Attached homes may consist of duplexes, triplexes and four-plexes (multi-family structures where the entire lot on which each structure is built is owned by the owners of the units) or townhouses (multi-family structures in which each mortgagor owns the land upon which the unit is built with the remaining adjacent land owned in common). The Mortgage Loans may be secured by single-family residences which (a) are owner-occupied,
(b) are owned by investors or (c) serve as second residences.

    Certain Mortgage Loans will provide for the payment of interest and full repayment of principal in level monthly installments over an original term to maturity of up to 30 years, with a fixed rate of interest computed on the declining principal balance of the Mortgage Loan. Other Mortgage Loans, however, may consist of level payment loans for which funds have been provided by one or more Mortgage Suppliers selling the loans, their affiliates or other persons to reduce the borrowers' monthly payments during the early period of such Mortgage Loans ("Buy-Down Mortgage Loans"). Payments due on such Buy-Down Mortgage Loans will be the same as payments due on level payment Mortgage Loans, except that the former will include amounts to be collected from the mortgagors and withdrawn from applicable service funds. Such a Buy-Down Mortgage Loan generally either will (i) provide for a reduction in monthly interest payments by the mortgagor for a certain period of time or
(ii) provide for a reduction or elimination of monthly principal and interest payments by the mortgagor for certain periods of time.

    Most of the Mortgage Loans will be fully amortizing over their respective terms, but some may require a "balloon" payment upon maturity. Mortgage Loans that are not fully amortizing over their terms are generally riskier than other Mortgage Loans because the ability of the mortgagor to repay such Mortgage Loans at maturity frequently will be dependent upon his ability to refinance the Mortgage Loans.

    Mortgage Loans also may include loans which provide for graduated payments during a portion of their term which are less than the actual amount of principal and interest which would be payable on a level debt service basis ("Graduated Payment Mortgage Loans"). The interest not paid in the early years of such a Graduated Payment Mortgage Loan will be added to the principal balance of such Graduated Payment Mortgage Loan and will be paid, together with interest thereon in the later years of such Mortgage Loan.

    Mortgage Loans also may include adjustable rate mortgage loans ("ARMs"). The interest rate on ARMs is typically tied to an index (such as the interest rate on United States Treasury Notes) and is adjustable periodically at various intervals. There is usually an interest rate cap and floor. ARMs are a comparatively new form of Mortgage Loan, and experience with prepayments and typical rates of default with respect to ARMs has not been extensive, so it is not possible to generate a meaningful comparison between ARMs and fixed-rate Mortgage Loans. In addition, the performance of ARMs in an environment characterized by rising interest rates has not been established.

    Mortgage Loans also may include loans which provide for annual increases in the amount of the monthly payments ("Growing Equity Mortgage Loans"). Monthly payments for the first year of such a Growing Equity Mortgage Loan are based on a 25- to 30-year amortization schedule, but are increased in each subsequent year at a predetermined rate.

    In addition, Mortgage Loans may include such other types of loans which the Company determines will be advantageous to acquire. Any Mortgage Loans held by the Company may be covered by insurance. See "Business -- Servicing and Insurance on Mortgage Loans."

Conforming Mortgage Loans

    Conforming Mortgage Loans will comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or FNMA in the case of a conventional Conforming Mortgage Loan. The Company may acquire FHA Loans or VA Loans, which qualify for inclusion in a pool of mortgage loans guaranteed by GNMA.

    Under current requirements, Conforming Mortgage Loans must be loans on single-family (one-to-four units) residential properties located in the continental United States, having original outstanding principal amounts and loan-to-value ratios not exceeding the amounts and percentages shown in the table below:


                                                           FHA(1)      VA(2)      FNMA(3)       FHLMC(3)
                                                        ------------  --------  ------------  ------------
Maximum Original Principal Amount:
  One unit............................................      $151,725      None      $203,150      $203,150
  Two units...........................................       194,100      None       259,850       259,850
  Three units.........................................       234,600      None       314,100       314,100
  Four units..........................................       291,600      None       390,400       390,400

Maximum Loan-to-Value Ratio:
  One unit............................................        97 3/4%     100%           95%           95%
  Two units...........................................        97 3/4      100            90            90
  Three units.........................................        97 3/4      100            80            80
  Four units..........................................        97 3/4      100            80            80

- --------------
(1) The amounts shown are maximums for FHA-insured mortgage loans in high-cost areas;  actual amounts may be lower in particular counties or metropolitan statistical  areas, based on the medium price of housing in such county or metropolitan statistical area.
(2) GNMA  will  accept VA Loans with a maximum original principal amount of up to $184,000.
(3) The  amounts shown are applicable throughout the continental United States and  generally are adjusted annually. The ratios shown are applicable only to  owner-occupied  properties; lower loan-to-value ratios apply to second homes and investment properties.

    The FHA Loans will be insured by the Federal Housing Administration of the United States Department of Housing and Urban Development as authorized under the National Housing Act of 1934, as amended, and the United States Housing Act of 1937, as amended. Such FHA Loans will be insured under various FHA programs including the standard FHA 203-b program to finance the acquisition of one-to-four family housing units and the FHA 245 graduated payment mortgage program. FHA Loans generally require a minimum down payment of 3% to 5% of the original principal amount of the FHA Loan. No FHA Loan may have an interest rate or original principal amount exceeding the applicable FHA limits at the time of origination of such FHA Loan.

    The VA Loans will be partially guaranteed by the VA under the Servicemen's Readjustment Act of 1944, as amended. The Servicemen's Readjustment Act of 1944, as amended, permits a veteran (or in certain instances the spouse of a veteran) to obtain a mortgage loan guarantee by VA covering mortgage financing of the purchase of a one-to-four family dwelling unit at interest rates permitted by VA. The program has no mortgage loan limits, requires no down payment from the purchaser and permits the guarantee of mortgage loans of up to 30 years' duration. However, no VA Loan with an original principal amount greater than five times the partial VA guarantee for such VA Loan will be accepted for purchase by GNMA. As of December 1992, the maximum guarantees that may be issued by VA under this program are the lesser of: (1) as to loans with an original principal amount of not more than $45,000, 50% of the original principal amount of such loan; (2) as to loans with an original principal balance of more than $45,000 but not more than $56,250, $22,500;
(3) as to loans with an original principal balance of more than $56,250, the lesser of $36,000 or 40% of the original principal amount of such loan; or
(4) as to certain loans, including loans or refinancings of loans for the purchase or construction of a veteran occupied home, condominium unit or farm residence, with an original principal balance of more than $144,000, the lesser of $46,000, or 25% of the loan. Notwithstanding the foregoing, the maximum guarantee shall in no event exceed: (i) $36,000 less the amount of entitlement previously used by the veteran that has not been restored; or
(ii) $46,000 less the amount of entitlement previously used by the veteran that has not been restored, as to certain loans, including loans or refinancings of loans for the purchase or construction of a veteran occupied home, condominium unit or farm residence, with an original principal balance of more than $144,000.

Nonconforming Mortgage Loans

    If market conditions warrant, the Company may acquire Nonconforming Mortgage Loans. Nonconforming Mortgage Loans will not qualify for purchase by FHLMC or FNMA or for inclusion in a loan guarantee program sponsored by GNMA. Nonconforming Mortgage Loans generally have outstanding principal balances in excess of program guidelines or are issued based upon different underwriting criteria than that required by such programs. The Company expects to acquire Nonconforming Mortgage Loans only if it determines that the benefits to the Company from the purchase of such Nonconforming Mortgage Loans will equal or exceed the benefits derived from the purchase of Conforming Mortgage Loans. If the Company purchases Nonconforming Mortgage Loans, the Company anticipates that such Nonconforming Mortgage Loans generally will have maximum loan-to-value ratios as follows: 95% for loans up to $150,000; 90% for loans up to $250,000; 85% for loans up to $350,000; and 80% for loans of more than $350,000. In general, the Company does not plan to acquire Nonconforming Mortgage Loans with original outstanding principal amounts of more than $500,000, but the Company may increase such loan amounts in the future generally in proportion to any increase in the FNMA or FHLMC loan amount limits. Except with respect to their outstanding principal amounts, Nonconforming Mortgage Loans acquired by the Company generally will comply with the requirements for participation in FNMA or FHLMC guaranty programs.

                  SERVICING AND INSURANCE ON MORTGAGE LOANS

SERVICING

    The Company does not anticipate purchasing the servicing or excess servicing rights to any Mortgage Loans it acquires, although it is not prohibited from purchasing such rights. The Company expects that the terms of any purchase of Mortgage Loans would permit the seller/servicer to retain a portion of the interest payments on the Mortgage Loans, generally ranging from 1/4 to 3/8 of 1%, and in certain instances, with respect to higher interest rate Mortgage Loans, to retain "excess servicing" in the form of greater portions of the interest payments on Mortgage Loans. The Company will enter into agreements (the "Servicing Agreements") with various servicers (the "Servicers") to service the Mortgage Loans purchased by the Company. Each Servicing Agreement will require the Servicer to service the Company's Mortgage Loans in a manner generally consistent with FNMA and FHLMC guidelines and procedures and with any servicing guidelines promulgated by the Company. Each Servicer will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the Mortgage Loans so serviced. Each Servicer also will be required to follow such collection procedures as are customary in the industry. The Servicer may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided primary mortgage insurance coverage is not adversely affected.

    In connection with an issuance of Mortgage Securities, such Servicers will provide such additional services as the trustee of such Mortgage Securities or the rating agency rating such Mortgage Securities may require. The servicing may be retained by the Servicer if Mortgage Loans are exchanged for issuance of GNMA Certificates, sold to FHLMC or FNMA or exchanged for issuance of their respective Mortgage Certificates. Each Servicing Agreement will provide that the Servicer may not assign any of its obligations with respect to the Mortgage Loans serviced for the Company, except with the consent of the Company.

Expenses and Advances

    Each Servicer will be required to pay all expenses related to the performance of its duties under its Servicing Agreement. The Servicer will be required to make advances of principal and interest, taxes and required insurance premiums which are not collected from borrowers with respect to any Mortgage Loan, only if the Servicer determines that such advances are recoverable from insurance or liquidation proceeds with respect to such Mortgage Loan. If such advances are made, the Servicer generally will be reimbursed prior to the Company receiving the remaining proceeds. The Servicer also is entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted Mortgage Loans and in connection with the restoration of mortgaged property. If claims are not made or paid under applicable insurance policies or if coverage thereunder has ceased, the Company will suffer a loss to the extent that the proceeds from liquidation of the mortgaged property, after reimbursement of the Servicer's expenses in the sale, are less than the principal balance of the related Mortgage Loan, together with accrued but unpaid interest thereon. The Servicer will be responsible to the Company for any loss suffered as a result of the Servicer's failure to make and pursue timely claims or as a result of actions taken or omissions made by the Servicer which cause the policies to be cancelled by the insurer. Each Servicer will represent and warrant that the Mortgage Loans it services comply with any loan servicing guidelines promulgated by the Company and will agree in certain circumstances to repurchase, at the request of the Company, any Mortgage Loan it services in the event that the Servicer breaches its representations or warranties or any such representation or warranty is found to be untrue.

Termination of Servicing Agreement

    The Company may terminate a Servicing Agreement with any Servicer without payment of a fee upon the happening of one or more of the events specified in the Servicing Agreement. Such events generally will relate to the Servicer's proper and timely performance of its duties and obligations under the Servicing Agreement and the Servicer's financial stability. In addition, the Company may terminate a Servicing Agreement without cause upon payment of the fee set forth in such Servicing Agreement. To the extent that the Servicer is servicing mortgage loans underlying Mortgage Certificates, the Company will not be able to terminate the Servicer without the approval of GNMA, FHLMC or FNMA and such entities will be entitled to terminate the Servicer in accordance with their own regulations. With respect to Mortgage Loans which secure or underlie a series of Mortgage Securities, the Company may not be able to terminate the Servicing Agreement without the approval of the trustee and the Master Servicer as described below for such series of Mortgage Securities.

Master Servicing

    In connection with the issuance of a series of Mortgage Securities secured by or representing interests in Mortgage Loans owned or financed by the Company, the Company or other Issuer generally will be required to enter into a Master Servicing Agreement with respect to such series of Mortgage Securities with an entity acceptable to the rating agency rating such series of Mortgage Securities (the "Master Servicer").

    Under the terms of the Master Servicing Agreement, the Master Servicer generally will advance and remit to the trustee any payment of principal and interest and any principal prepayments which a Servicer fails to advance or remit on a timely basis, excluding certain nonrecoverable advances. In addition, if a Servicer defaults in the performance of its servicing duties or, with the consent of the Company or other Issuer, assigns such duties to the Company, the Master Servicer will assume the servicing function of that Servicer and all responsibilities set forth in the related Servicing Agreement, for the same fee that the Servicer was receiving at the time of such default.

Master Servicer Fees

    Pursuant to the terms of the Master Servicing Agreement for a series of Mortgage Securities, the Master Servicer for such series will receive a monthly administrative service fee which will be in an amount negotiated between the Company or other Issuer and the Master Servicer.

Termination of Master Servicing Agreement

    The Company or other Issuer generally will be able to terminate the Master Servicing Agreement for a series of Mortgage Securities without the payment of a fee upon 30 days' notice following the happening of one or more events specified in the Master Servicing Agreement. Such events generally will relate to the Master Servicer's proper and timely performance of its duties and obligations under the Master Servicing Agreement and its financial condition. In addition, the Company or other Issuer generally will have the right to terminate the Master Servicing Agreement without cause upon payment of a predetermined fee.

INSURANCE

    If the Board of Directors determines that it is beneficial to accumulate Mortgage Loans prior to the issuance of the Mortgage Securities which will be secured by or will represent interests in such Mortgage Loans, the Company will maintain insurance on any such Mortgage Loans held by it. In connection with the issuance of a series of Mortgage Securities, the Company or other Issuer which issues the Mortgage Securities of such series generally will be required to obtain additional insurance on the Mortgage Loans securing or underlying such series of Mortgage Securities. Set forth below is a description of the insurance anticipated to be maintained on the Company's Mortgage Loans and the additional insurance which may be required if Mortgage Loans are pledged or transferred to secure or underlie a series of Mortgage Securities.

Primary Mortgage Insurance

    Primary mortgage insurance insures the payment of certain portions of the principal and interest on Mortgage Loans. Based on current conditions, the Company generally will require that a primary mortgage insurance policy be obtained on conventional Conforming Mortgage Loans with loan-to-value ratios in excess of 80% and that such policy cover the amount by which the loan balance exceeds 75% of the lesser of the sales price or appraised fair market value of the mortgaged property. The cost of this insurance will be borne by the borrower or the concern selling the Mortgage Loans to the Company. Primary mortgage insurance is not likely to be obtained for FHA Loans and VA Loans. FHA insurance covers substantially all of the mortgage loan amount and is available on those loans with principal balances that do not exceed the maximum FHA loan amounts for the region in which the property securing the loan is located. As of December 1993, the maximum guarantees that may be issued by VA are the lesser of: (1) as to loans with an original principal amount of not more than $45,000, 50% of the original principal amount of such loan; (2) as to loans with an original principal balance of more than $45,000 but not more than $56,250, $22,500; (3) as to loans with an original principal balance of more than $56,250, the lesser of $36,000 or 40% of the original principal amount of such loan; or (4) as to certain loans, including loans or refinancings of loans for the purchase or construction of a veteran occupied home, condominium unit or farm residence, with an original principal balance of more than $144,000, the lesser of $46,000, or 25% of the loan. Notwithstanding the foregoing, the maximum guarantee shall in no event exceed:
(i) $36,000 less the amount of entitlement previously used by the veteran that has not been restored; or (ii) $46,000 less the amount of entitlement previously used by the veteran that has not been restored, as to certain loans, including loans or refinancings of loans for the purchase or construction of a veteran occupied home, condominium unit or farm residence, with an original principal balance of more than $144,000. The Company intends to obtain the maximum available insurance on its FHA Loans and the maximum available guarantees on its VA Loans. Consistent with competitive conditions and perceived costs, the Company may obtain primary mortgage insurance on Nonconforming Mortgage Loans, either at its own cost or by requiring the borrowers or the sellers of such loans to bear all or a portion of such cost.

    If a claim is made under a primary mortgage insurance policy, the mortgage insurer will have the option either (i) to purchase the defaulted mortgage loan at a price equal to its principal balance plus accrued and unpaid interest to the date of purchase and allowable expenses or (ii) to pay the claim on the policy. Typically, a claim may not be made until any physical loss or damage to the property has been repaired and the property has been restored to at least as good a condition as existed at the time the policy became effective, ordinary wear and tear excepted.

Standard Hazard Insurance

    Standard hazard insurance policies cover physical damage to or destruction of the improvements on mortgaged property by fire, lightning, explosion, smoke, wind storm and hail, riot, strike and civil commotion, subject to the conditions and exclusions of such policies. The Company will require standard hazard insurance coverage on the properties securing Mortgage Loans. Such policies may contain different terms and conditions depending upon the insurers and the laws of the states where the mortgaged properties are located. When a mortgaged property is located in a flood area identified by the United States Department of Housing and Urban Development pursuant to the National Flood Insurance Act of 1968, the borrower or seller will be required to obtain flood insurance.

    Because residential properties securing the Mortgage Loans in various states may appreciate in value over time, hazard insurance proceeds may be insufficient to fully restore appreciated property if damaged.

Other Insurance

    In order to obtain the desired ratings on a series of Mortgage Securities which will be secured by or will represent interests in conventional Mortgage Loans, the Company generally will be required to obtain insurance coverage in addition to that described above. Such insurance may include (i) increased primary mortgage insurance and standard hazard insurance coverage,
(ii) mortgage pool insurance, which covers loss by reason of default in payments not covered by primary mortgage insurance, in an amount equal to a percentage of the aggregate principal balance of the Mortgage Loans within the pool, (iii) special hazard insurance which covers certain losses from physical damage to or destruction of the improvements on mortgaged property not covered by standard hazard insurance, (iv) additional insurance protection against the loss or reduction of payments on a Mortgage Loan in connection with the bankruptcy or other insolvency of the borrower, and (v) such other insurance as may be necessary to meet rating agency criteria. Recovery under any such insurance will be subject, as a matter of course, to certain conditions and exclusions. In some cases, the cost of such insurance will be paid by the Company.

                   CERTAIN LEGAL ASPECTS OF MORTGAGE LOANS

    The following discussion contains summaries of certain legal aspects of Mortgage Loans which are general in nature. Because such legal aspects are governed by applicable state law (which laws may differ substantially), the summaries do not purport to be complete nor to reflect the laws of any particular state, nor to encompass the laws of all states in which the security for the Mortgage Loans is situated. The summaries are qualified in their entirety by reference to the applicable federal and state laws governing Mortgage Loans. In this regard, the following discussion does not reflect federal regulations with respect to FHA Loans and VA Loans. Moreover, the following discussion is not relevant to Mortgage Loans underlying Mortgage Certificates because the Company will rely upon the payment guarantees of the applicable federal agency or instrumentality and not the payments by borrowers with respect to the underlying Mortgage Loans.

GENERAL

    The Mortgage Loans will be secured by first liens on the related mortgaged properties, represented by first mortgages or deeds of trust, depending upon the prevailing practice in the state in which such mortgaged property is located. A mortgage creates a lien upon the real property encumbered by the mortgage. There are two parties to a mortgage: the mortgagor, who is the borrower and owner; and the mortgagee, who is the lender. Under the mortgage instrument, the mortgagor delivers to the mortgagee a note or bond and the mortgage. Although a deed of trust is similar to a mortgage, a deed of trust has three parties: the borrower-owner called the trustor (similar to a mortgagor), a lender called the beneficiary (similar to a mortgagee), and a third-party grantee called the trustee. Under a deed of trust, the trustor grants the property, irrevocably until the debt is paid, in trust for the benefit of the beneficiary, generally with a power of sale, to the trustee, the effect of which is to create a lien to secure payment of the obligation. The trustee's authority under a deed of trust and the mortgagee's authority under a mortgage are governed by law, the express provisions of the deed of trust or mortgage, and, in some cases, with respect to the deed of trust, the directions of the beneficiary.

FORECLOSURE

    Foreclosure of a mortgage is generally accomplished by judicial action. Generally, the action is initiated by the service of legal pleadings upon all parties having an interest of record in the real property. Delays in completion of the foreclosure occasionally may result from difficulties in locating necessary parties defendant. When the mortgagee's right to foreclosure is contested, the legal proceedings necessary to resolve the issue can be time consuming. The court may issue a judgment of foreclosure and appoint a receiver or other officer to conduct the sale of the property. In some states, mortgages also may be foreclosed by advertisement, pursuant to a power of sale provided in the mortgage documents. Foreclosure of a mortgage by advertisement is essentially similar to foreclosure of a deed of trust by non-judicial sale.

    Enforcement of a deed of trust is generally accomplished by a non-judicial trustee's sale under a specific provision in the deed of trust which authorizes the trustee to sell the property to a third party upon any default by the trustor under the terms of the note or deed of trust. In certain states, sale of the property upon any default by the trustor under the terms of the note or deed of trust also may be accomplished by judicial action in the manner provided for foreclosure of mortgages. In some states, the trustee must record a notice of default and send a copy to the trustor and to any person who has recorded a request for a copy of a notice of default and notice of sale. In addition, in some states the trustee must provide notice to any other individual having an interest of record in the real property, including any junior lienholders. If the deed of trust is not reinstated within the cure period, a notice of sale must be posted in a public place and, in most states, published for a specified period of time in one or more newspapers. In addition, some state laws require that a copy of the notice of sale be posted on the property and sent to all parties having an interest of record in the property.

    In some states, the trustor under a deed of trust has the right to reinstate the loan at any time following default until shortly before the trustee's sale. In general, the trustor, or any other person having a junior encumbrance on the real estate, may, during a reinstatement period, cure the default by paying the entire amount in arrears plus the costs and expenses incurred in enforcing the obligation. Certain state laws control the amount of expenses and costs, including attorneys' fees and trustee's fees, which may be recovered by a beneficiary upon the enforcement of the trustee's power of sale.

    In case of judicial foreclosure under a mortgage or deed of trust or power of sale foreclosure under a deed of trust, the sale by the receiver or other designated officer, or by the trustee, is a public sale. However, because of the difficulty a potential buyer at the sale would have in determining the exact status of title and because the physical condition of the property may have deteriorated during the foreclosure proceedings, it is uncommon for a third party to purchase the property at the foreclosure sale. Rather, in many instances the lender will purchase the property from the trustee or receiver for an amount equal to the unpaid principal amount of the note, accrued and unpaid interest and the expenses of foreclosure. Thereafter, subject to the right of the borrower in some states to remain in possession during the redemption period, the lender will assume the burdens of ownership, including obtaining hazard insurance and making such repairs at its own expense as are necessary to render the property suitable for sale. The lender commonly will obtain the services of a real estate broker and pay the broker a commission in connection with the sale of the property. Depending upon market conditions, the ultimate proceeds of the sale of the property may not equal the lender's investment in the property. Any loss may be reduced by the receipt of mortgage insurance proceeds.

RIGHTS OF REDEMPTION

    In some states, the borrower has an equitable right to redeem the property prior to foreclosure or non-judicial sale. In addition, in some states, after sale pursuant to a non-judicial power of sale under a deed of trust or judicial foreclosure of a mortgage or deed of trust, the borrower and certain foreclosed junior lienors are given a statutory period in which to redeem the property from the sale. In certain other states, this right of statutory redemption applies only to sale following judicial foreclosure, and not to sale pursuant to a non-judicial power of sale. In most states where the right of redemption is available, statutory redemption may occur upon payment of the purchase price at the sale, accrued interest and taxes. The effect of a right of redemption is to diminish the ability of the lender to re-sell the property. The rights of redemption would defeat the title of any purchaser at sale, or of any purchaser from the lender subsequent to judicial foreclosure of a mortgage or deed of trust or sale pursuant to a non-judicial power of sale under a deed of trust. Consequently, the practical effect of the redemption right is to force the lender to maintain the property and pay the expenses of ownership until the redemption period has run.

ANTI-DEFICIENCY LEGISLATION AND OTHER LIMITATIONS ON LENDERS

    Certain states have imposed statutory prohibitions which limit the remedies of a beneficiary under a deed of trust or a mortgagee under a mortgage relating to a single-family residence. In some states, statutes limit the right of the beneficiary or mortgagee to obtain a deficiency judgment against the borrower following foreclosure or sale under a deed of trust. A deficiency judgment is a personal judgment against the former borrower equal in most cases to the difference between the amount due to the lender and the net amount realized upon the public sale of the real property.

    Some state statutes may require the beneficiary or mortgagee to exhaust the security afforded under a deed of trust or mortgage by foreclosure or sale under a deed of trust in an attempt to satisfy the full debt before bringing a personal action against the borrower. In certain other states, the lender has the option of bringing a personal action against the borrower on the debt without first exhausting such security; however, in some of these states, the lender, following judgment on such personal action, may be deemed to have elected a remedy and may be precluded from exercising remedies with respect to the security. Consequently, the practical effect of the election requirement, when applicable, is that lenders will usually proceed against the security rather than bringing a personal action against the borrower.

    Other statutory provisions may limit any deficiency judgment against the former borrower following a judicial sale or sale pursuant to the trustee's power of sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is to prevent a beneficiary or a mortgagee from obtaining a large deficiency judgment against the former borrower as a result of low or no bids at the judicial sale or sale pursuant to the trustee's power of sale.

    In some states, exceptions to the anti-deficiency statutes are provided for in certain instances where the value of the lender's security has been impaired by acts or omissions of the borrower, for example, in the event of waste of the property.

    In addition to anti-deficiency and related legislation, numerous other federal and state statutory provisions, including the federal bankruptcy laws, the federal Soldiers' and Sailors' Civil Relief Act of 1940 and state laws affording relief to debtors, may interfere with or affect the ability of the secured mortgage lender to realize upon its security. For example, in a Chapter 13 proceeding under the United States Bankruptcy Code (11 U.S.C.
(S)101 et. seq.) (the "Bankruptcy Code"), when a court determines that the value of a home is less than the principal amount of the loan, the court may prevent a lender from foreclosing on the home, and, as part of the rehabilitation plan, if the home is not the debtor's principal residence, may reduce the amount of the secured indebtedness to the value of the home as it exists at the time of the proceeding, leaving the lender as a general unsecured creditor for the difference between that value and the amount of outstanding indebtedness. In addition, a bankruptcy court may grant the debtor a reasonable time to cure a payment default, and in the case of a mortgage loan in a Chapter 11 proceeding under the Bankruptcy Code, or in the case of a mortgage loan not secured by the debtor's principal residence in a Chapter 13 proceeding, also may reduce the monthly payments due under such mortgage loan, change the rate of interest and alter the mortgage loan repayment schedule. Some bankruptcy courts also have held that a sale pursuant to a mortgage or deed of trust foreclosure may be voided if it is found that the proceeds of the sale were not reasonably equivalent to the value of the property sold.

    The laws of some states provide priority to certain tax liens over the lien of the mortgage or deed of trust. Numerous federal and state consumer protection laws and regulations impose substantive requirements upon mortgage lenders in connection with the origination, servicing and the enforcement of mortgage loans. These laws include the federal Truth-in-Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Federal Trade Commission's Credit Practices Rule, and related statutes and regulations. These federal laws and state laws impose specific liabilities upon lenders who originate or service mortgage loans and who fail to comply with the provisions of the law. In some cases, this liability may affect assignees of the mortgage loans.

"DUE-ON-SALE" CLAUSES

    The forms of note, mortgage and deed of trust relating to the Mortgage Loans may contain a "due-on-sale" clause permitting acceleration of the maturity of the loan if the borrower transfers its interest in the property. In recent years, court decisions and legislative actions placed substantial restrictions on the right of lenders to enforce such clauses in many states. However, effective October 15, 1982, Congress enacted the Garn-St. Germain Depository Institutions Act of 1982 (the "Garn-St. Germain Act") which purports to preempt state laws which prohibit the enforcement of "due-on-sale" clauses by providing, among other matters, that "due-on-sale" clauses in certain loans (which loans will include conventional Mortgage Loans) made after the effective date of the Garn-St. Germain Act are enforceable, within certain limitations as set forth in the Garn-St. Germain Act and the regulations promulgated thereunder.

    By virtue of the Garn-St. Germain Act, acceleration of any conventional Mortgage Loan which contains a "due-on-sale" clause may be permitted upon transfer of an interest in the property subject to the mortgage or deed of trust. With respect to any Mortgage Loan secured by a residence occupied or to be occupied by the borrower, this ability to accelerate will not apply to certain types of transfers, including (i) the granting of a leasehold interest which has a term of three years or less and which does not contain an option to purchase, (ii) a transfer in which the transferee is a person who occupies or will occupy the real property, which is a transfer to a relative resulting from the death of a borrower, or a transfer where the spouse or child(ren) becomes an owner of the property, (iii) a transfer resulting from a decree of dissolution of marriage, legal separation agreement or from an incidental property settlement agreement by which the spouse becomes an owner of the property, (iv) the creation of a lien or other encumbrance subordinate to the lender's security interest which does not relate to a transfer of rights of occupancy in the property (provided that such lien or encumbrance is not created pursuant to a contract for deed), (v) a transfer by devise, descent or operation of law on the death of a joint tenant or tenant by the entirety, and others as set forth in the Garn-St. Germain Act and the regulations thereunder. As a result, a lesser number of the Mortgage Loans which contain "due-on-sale" clauses may extend to full maturity than recent experience would indicate with respect to single-family mortgage loans. The extent of the impact of the Garn-St. Germain Act on the average lives and delinquency rates of the Mortgage Loans, however, cannot be predicted.

ENFORCEABILITY OF CERTAIN PROVISIONS

    The standard forms of note, mortgage and deed of trust utilized with respect to the Mortgage Loans generally contain provisions obligating the borrower to pay a late charge if payments are not timely made and in some circumstances may provide for prepayment fees or penalties if the obligation is paid prior to maturity. In certain states, there are or may be specific limitations upon late charges which a lender may collect from a borrower in the event payments are not made on time. Certain states also limit the amounts which a lender may collect from a borrower as an additional charge if the loan is prepaid. Under the Servicing Agreements, late charges and prepayment fees (to the extent permitted by law and not waived) may be retained by the Master Servicer or the Servicers, as applicable, as additional compensation.

    Courts have imposed general equitable principles upon foreclosure. These equitable principles are generally designed to relieve the borrower from the legal effect of defaults under the loan documents. Examples of judicial remedies that may be fashioned include judicial requirements that the lender undertake affirmative and expensive actions to determine the causes for the borrower's default and the likelihood that the borrower will be able to reinstate the loan. In some cases, courts have substituted their judgment for the lender's judgment and have required lenders to reinstate loans or recast payment schedules to accommodate borrowers who are suffering from temporary financial disability. In some cases, courts have limited the right of lenders to foreclose if the default under the mortgage instrument is not monetary, such as the borrower failing to adequately maintain the property or the borrower executing a second mortgage or deed of trust affecting the property. In other cases, some courts have been faced with the issue of whether or not federal or state constitutional provisions reflecting due process concerns for adequate notice require that borrowers under deeds of trust receive notices in addition to the statutorily-prescribed minimum requirements. For the most part, these cases have upheld the notice provisions as being reasonable or have found that the sale by a trustee under a deed of trust or under a mortgage having a power of sale does not involve sufficient state action to afford constitutional protection to the borrower.

Applicability of Usury Laws

    Title V of the Depository Institutions Deregulation and Monetary Control Act of 1980, enacted in March 1980 ("Title V"), provides that state usury limitations will not apply to certain types of residential first mortgage loans originated by certain mortgagees after March 31, 1980. Title V authorized any state to reimpose limitations on interest rates and finance charges by adopting before April 1, 1983 a law or constitutional provision which expressly rejects application of the federal law. Fifteen states and Puerto Rico adopted such a law prior to the April 1, 1983 deadline. In addition, even where Title V was not so rejected, any state is authorized by the law to adopt a provision limiting discount points or other charges on loans covered by Title V.

ENVIRONMENTAL LEGISLATION

    Certain states impose a statutory lien for associated costs on property that is the subject of a cleanup action by the state on account of hazardous wastes or hazardous substances released or disposed of on the property. Such a lien generally will have priority over all subsequent liens on the property and, in certain of these states, will have priority over prior recorded liens, including the lien of a mortgage. In addition, under federal environmental legislation and possibly under state law in a number of states, a secured party that takes a deed in lieu of foreclosure or acquires a mortgaged property at a foreclosure sale may be liable for the costs of cleaning up a contaminated site. Although such costs could be substantial, it is unclear whether they would be imposed on a secured lender on residential properties.

ITEM 2. PROPERTIES

    The principal executive offices of the Company are located at 5333 North Seventh Street, Suite 219, Phoenix, Arizona 85014, telephone (602) 265-8541.

ITEM 3. LEGAL PROCEEDINGS

    On February 18, 1993, the Internal Revenue Service sent to the Company a proposed adjustment (the "Proposed Adjustment") to the amount of taxes owed by the Company for the years ending December 31, 1989, December 31, 1990 and December 31, 1991 as indicated below:

                                                       PENALTIES
                                           ----------------------------------
          YEAR                  TAX          SECTION 6661      SECTION 6662
- -------------------------  --------------  ----------------  ----------------
    December 31, 1989        $1,646,582        $411,645
    December 31, 1990        $3,852,589                         $  770,518
    December 31, 1991        $5,391,042                         $1,078,203

    The Proposed Adjustment did not include any amounts for interest which might be owed by the Company. The Internal Revenue Service claimed that the Company did not meet the statutory requirements to be taxed as a REIT for the years ending December 31, 1989, 1990 and 1991 because the Company did not demand certain shareholder information pursuant to Regulation Section 1.857-8 under the Internal Revenue Code within the specified 30 day period of each of the Company's year-ends.

    On March 18, 1993, the Company filed a protest with the District Director of the Internal Revenue Service challenging the proposed adjustments (the "Protest"). In the Protest, the Company has stated that (i) the Company has made all the requisite demands of its shareholders for each applicable year and has thus complied with Regulation Section 1.857-8, (ii) Regulation Section 1.857-8(e), under which the revenue agent relied upon to revoke the Company's REIT status, was incorrectly applied, and (iii) the Company substantially complied with Regulation Section 1.857-8.

    The Company also has requested relief under Regulation Section 301.9100-1 from the requirement in Regulation Section 1.857-8 that certain shareholder demands be made within 30 days from the end of a calendar year. The Company also has stated in the Protest that the penalties imposed under the Proposed Adjustment were incorrectly applied. The Company has not yet received a final response to its protest.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange under the symbol "HPX." The high and low sales prices of shares of the Common Stock on the New York Stock Exchange and the dividends per share paid by the Company for the periods indicated were as follows:

                                                                     DIVIDENDS
                                               HIGH        LOW       PER SHARE
                                             ---------  ---------    ---------
  1992
    First quarter.......................     $ 7 5/8    $ 4 5/8      $   .25
    Second quarter......................       6 5/8      4 3/4          .15
    Third quarter.......................       5 1/8      1 7/8            0
    Fourth quarter......................       3 3/8      1 3/4            0
  1993
    First quarter.......................       2 5/8      1 5/8            0
    Second quarter......................       2          1 1/2            0
    Third quarter.......................       1 5/8      1                0
    Fourth quarter......................       1 1/2        3/4          .03

    On March 23, 1994, the closing sales price of the Common Stock of the Company on the New York Stock Exchange was $13/8. On December 31, 1993, the Company had outstanding 9,731,717 shares of Common Stock which were held by approximately 920 stockholders of record. Based upon information available to the Company, the Company believes that there are approximately 6,000 beneficial owners of its Common Stock.

    In order to maintain its qualification as a REIT under the Code for any taxable year, the Company, among other things, must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT taxable income (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code less
(iii) any excess non-cash income (as determined under the Code). The Company generally intends that the cash dividends paid each year to its stockholders will equal or exceed the Company's taxable income. The actual amount and timing of dividend payments, however, will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

    The Company has, in the past, distributed 100% of its taxable income to its shareholders. However, primarily as a result of the significant mortgage refinancing activity in both 1992 and 1993, the Company has accumulated a net operating loss carryforward, for income tax purposes, of approximately $49,300,000 as of December 31, 1993. This tax loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized, the Company will not be required to distribute dividends to its stockholders except to the extent of its "excess inclusion income." See "Business -- Federal Income Tax Considerations -- Taxation of Common Stock Ownership -- Excess Inclusion Income."

    The Company may apply the principal from repayments, sales and refinancings of the Company's Mortgage Assets to reduce the unpaid principal balance of its Secured Notes. The Company also may, under certain circumstances, and subject to the distribution requirements referred to in the immediately preceding paragraph, make distributions of principal. Such distributions of principal, if any, will be made at the discretion of the Board of Directors and only to the extent permitted by the Company's Indenture with respect to the Secured Notes.

    Although a portion of the dividends may be designated by the Company as capital gain or may constitute a return of capital, it is anticipated that dividends generally will be taxable as ordinary income to taxpaying stockholders of the Company. With respect to tax-exempt organizations, it is likely that a significant portion of the dividends will be treated as unrelated business taxable income ("UBTI"). Dividends received by a corporation will not be eligible for the dividends-received deduction so long as the Company qualifies as a REIT. The Company furnishes annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains. For a discussion of the federal income tax treatment of distributions by the Company, see "Business -- Federal Income Tax Considerations -- Taxation of the Company, -- Tax Consequences of Common Stock Ownership, and -- Tax-Exempt Organizations as Stockholders."

    The taxable income of the Company from its Mortgage Assets is increased by non-cash income from, among other things, the accretion of market discount on the Mortgage Instruments securing or underlying Mortgage Securities and is decreased by non-cash expenses, including, among other things, the amortization of the issuance costs of Mortgage Securities and the accretion of original issue discount on certain Classes of Mortgage Securities. The taxable income of the Company will differ from its net income for financial reporting purposes principally as a result of the different method used to determine the effect and timing of recognition of such non-cash income and expenses.

    Because the Company must distribute to its stockholders an amount equal to substantially all of its net taxable income (computed after taking into account any net operating loss carryforwards that are available) in order to qualify as a REIT the Company may be required to distribute a portion of its working capital to its stockholders, borrow funds or sell assets to make required distributions in years in which the non-cash items of taxable income exceed the Company's non-cash expenses. In the event that the Company is unable to pay dividends equal to substantially all of its taxable income, it will not continue to qualify as a REIT.

    The Company's Articles of Incorporation, as amended to date (the "Articles of Incorporation"), prohibit ownership of its Common Stock by tax-exempt entities that are not subject to tax on unrelated business taxable income and by certain other persons (collectively "Disqualified Organizations"). Such restriction on ownership exists so as to avoid imposition of a tax on a portion of the Company's income from excess inclusions.

    Provisions of the Company's Articles of Incorporation also are designed to prevent concentrated ownership of the Company which might jeopardize its qualification as a REIT under the Code. Among other things, these provisions provide (i) that any acquisition of shares that would result in the disqualification of the Company as a REIT under the Code will be void, and
(ii) that in the event any person acquires, owns or is deemed, by operation of certain attribution rules set out in the Code, to own a number of shares in excess of 9.8% of the outstanding shares of the Company's Common Stock ("Excess Shares"), the Board of Directors, at its discretion, may redeem the Excess Shares. In addition, the Company may refuse to effectuate any transfer of Excess Shares and certain stockholders and proposed transferees of shares may be required to file an affidavit with the Company setting forth certain information relating, generally, to their ownership of the Company's Common Stock. These provisions may inhibit market activity and the resulting opportunity for the Company's stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of the Company's Common Stock in excess of the number of shares permitted under the Articles of Incorporation. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain (either alone or with others as a group) ownership of more than 9.8% of the outstanding shares of Common Stock. Investors seeking to acquire substantial holdings in the Company should be aware that this ownership limitation may be exceeded by a stockholder without any action on such stockholder's part if the number of outstanding shares of the Company's Common Stock is reduced. On December 13, 1993, the Board of Directors approved the adoption of a program to repurchase up to 2,000,000 shares of the Company's common stock in open market conditions. The decision to repurchase shares pursuant to the program, and the timing and amount of such purchases, will be based upon market conditions then in effect and other corporate considerations. Through March 23, 1994, 1,600 shares of common stock have been repurchased under such program.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing elsewhere herein. The data has been derived from the financial statements of the Company audited by Kenneth Leventhal & Company, independent certified public accountants, as indicated by their report thereon as specified therein which also appears elsewhere herein.


                                                                     Years Ended December 31
                                              ----------------------------------------------------------------------
                                                  1993           1992           1991          1990          1989
                                              -------------  -------------  ------------  ------------  ------------
                                                               (In Thousands Except Per Share Data)
STATEMENT OF INCOME (LOSS) DATA:
  Income (Loss) From Mortgage Assets........  $     (21,814) $     (14,068) $     15,507  $     20,271  $     17,980
  Interest Expense..........................          2,274          2,750         4,535         6,012         7,616
  Other Expense (Hedging, Management,
    General and Administrative).............          1,822          2,315         2,945         3,438         3,839
                                              -------------  -------------  ------------  ------------  ------------
  Income (Loss) Before Cumulative Effect of
    Accounting Change.......................        (25,910)       (19,133)        8,027        10,821         6,525
  Cumulative Effect of Accounting Change....         (6,078)            --            --            --            --
                                              -------------  -------------  ------------  ------------  ------------
  Net Income (Loss).........................  $     (31,988) $     (19,133) $      8,027  $     10,821  $      6,525
                                              =============  =============  ============  ============  ============
  Income (Loss) Per Share Before Cumulative
    Effect of Accounting Change.............   $      (2.66) $       (1.93) $        .81  $       1.11  $        .73
  Cumulative Effect of Accounting Change Per
    Share...................................           (.63)            --            --            --            --
                                              -------------  -------------  ------------  ------------  ------------
  Net Income (Loss) Per Share...............  $       (3.29) $       (1.93) $        .81  $       1.11  $        .73
                                              =============  =============  ============  ============  ============
  Dividends Per Share.......................  $         .03  $         .40  $       1.70  $       1.05  $        .50
                                              =============  =============  ============  ============  ============



                                                                         AT DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                  1993           1992           1991          1990          1989
                                              -------------  -------------  ------------  ------------  ------------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Residual Interest Certificates............  $      14,025  $      48,081  $     70,278  $     74,637  $     78,754
  Interests Relating Mortgage Participation
    Certificates............................          3,710         18,687        42,710        56,726        58,824
  Total Assets..............................         43,882         87,063       121,502       138,980       145,377
  Long-Term Debt............................         19,926         31,000        16,450        20,000            --
  Total Liabilities.........................         21,505         32,357        43,462        52,822        59,929
  Total Stockholders' Equity................         22,377         54,706        78,040        86,158        85,448

- --------------
(1) On January 30, 1990, the Company paid a dividend of $.50 per share for the year  ended  December  31,  1989.  On January 30, 1991, the Company paid a dividend  of  $1.05  per  share  for the year ended December 31, 1990. The
    Company's  previous  term  loan  effectively  precluded quarterly dividend payments  in 1989 and 1990 but allowed the Company to pay annual dividends in  order  to allow the Company to maintain its status as a REIT under the
    Code.  On  April  15,  1991, the Company paid a dividend of $.50 per share consisting  of  $.40 per share for the first quarter of 1991 and a special dividend  of  $.10  per  share representing the remainder of undistributed taxable  income  for  1990. On July 15, 1991, October 14, 1991 and January
    15,  1992,  the Company paid a dividend of $.40 per share for the quarters
    ended   June   30,  1991,  September  30,  1991  and  December  31,  1991,
    respectively.  On  April 15, 1992, the Company paid a dividend of $.25 per share  for  the  quarter  ended  March  31, 1992 and on July 15, 1992, the
    Company  paid  a dividend of $.15 per share for the quarter ended June 30,
    1992.  The  Company  paid a dividend of $.03 per share on January 14, 1994 for 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND INTEREST RATES AND OTHER INFORMATION

RESULTS OF OPERATIONS -- 1993 COMPARED TO 1992

    The Company incurred a net loss of $31,988,000 or $3.29 per share in 1993 compared to a net loss of $19,133,000 or $1.93 per share in 1992. The 1993 loss included in a charge of $6,078,000 or $.63 per share from the cumulative effect of an accounting change. See Note 10 to the financial statements.

    The Company's loss from mortgage assets increased from $14,068,000 in 1992 to $21,814,000 in 1993 primarily due to continuing increases in both actual and projected mortgage prepayment speeds. The negative impact on income of increased mortgage prepayment speeds more than offset the positive effect on income from lower LIBOR rates on floating rate CMO classes and lower LIBOR and COFI rates on floating rate MPC classes related to the Company's Mortgage Interests. See "Interest Rates and Prepayments."

    The Company's interest expense declined from $2,750,000 in 1992 to $2,274,000 in 1993 due to a reduction of the average aggregate long-term debt and short-term borrowings outstanding.

    General and administrative expenses declined from $2,246,000 in 1992 to $1,684,000 in 1993 primarily as a result of a reduction in payroll and payroll related expenses that are tied to the level of the Company's net income and dividends.

RESULTS OF OPERATIONS -- 1992 COMPARED TO 1991

    The Company incurred a net loss of $19,133,000 or $1.93 per share in 1992 compared to a net income of $8,027,000 or $.81 per share in 1991.

    The Company's income (loss) from mortgage assets decreased from income of $15,507,000 in 1991 to a loss of $14,068,000 in 1992 primarily due to continuing increases in both actual and projected mortgage prepayment speeds. The negative impact on income of increased mortgage prepayment speeds more than offset the positive effect on income from lower LIBOR rates on floating rate CMO classes and lower LIBOR and COFI rates on floating rate MPC classes related to the Company's Mortgage Interests. See "Interest Rates and Prepayments."

    The Company's interest expense declined from $4,535,000 in 1991 to $2,750,000 in 1992 due to a combination of reducing the average aggregate long-term debt and short-term borrowings outstanding and also a reduction in short-term rates.

    General and administrative expenses declined from $2,681,000 in 1991 to $2,246,000 in 1992 primarily as a result of a reduction in payroll and payroll related expenses that are tied to the level of the Company's net income and dividends.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

    The Company raised $80,593,000 in connection with its initial public offering on July 27, 1988. The proceeds were immediately utilized to purchase Mortgage Interests. Subsequently, through October 1988, the Company purchased an additional $59,958,000 of Mortgage Interests which were initially financed using a combination of borrowings under repurchase agreements and the Company's bank line of credit.

    The Company has not purchased any Mortgage Interests since October 1988.

    On December 17, 1992, a wholly-owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 2001. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note 3 to the financial statements), by the Company's Interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 4 to the financial statements), and by funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000, and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At December 31, 1993, $8,761,000 of funds held by Trustee are pledged under the Indenture.

    At December 31, 1993, the Company does not have any used or unused short-term debt or line of credit facilities.

    The Company has historically used its cash flow from operations for payment of dividends, operating expenses and payment of interest and principal on its short and long-term indebtedness. As a real estate investment trust
(REIT),  the  Company  is  not subject to income tax at the corporate level as long as it distributes 95% of its taxable income to its shareholders. The Company has, in the past, distributed 100% of its taxable income to its shareholders. However, primarily as a result of the significant mortgage refinancing activity in both 1992 and 1993 (see "Interest Rates and Prepayments") the Company has accumulated a net operating loss carryforward, for income tax purposes, of approximately $49,300,000 as of December 31, 1993. This tax loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized the Company will not be required to distribute dividends to its stockholders. The Company anticipates that future cash flow from operations will be used for payment of operating expenses and debt service with the remainder, if any, available for investment in mortgage or real estate related assets. At December 31, 1993, the Company has $16,247,000 of cash and cash equivalents available for investment purposes.

INTEREST RATES AND PREPAYMENTS

    One of the Company's major sources of income is its income from Mortgage Interests which consists of the Company's net investment in eight real estate mortgage investment conduits ("REMICs") as described in Notes 3, 4 and 10 to the financial statements. The Company's cash flow and return on investment from its Mortgage Interests are highly sensitive to the prepayment rate on the related Mortgage Certificates and the variable interest rates on variable rate CMOs and MPCs.

    At December 31, 1993, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs is $111,254,000 in principal amount that pays interest based on LIBOR and $8,406,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related Mortgage Certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                                                  1993       1992       1991
                                               ---------  ---------  ---------
  LIBOR.....................................      3.22%      3.86%      6.11%
  COFI......................................      4.16%      5.45%      7.37%

    The LIBOR and COFI rates as of December 31, 1993, were 3.25% and 3.82%, respectively.

    On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which has a term of two years beginning July 1, 1992, requires the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. Through December 31, 1993 LIBOR has remained under 9.0% and, accordingly, no amounts have been payable under the agreement.

    The Company's cash flow and return on investment from Mortgage Interests also is sensitive to prepayment rates on the Mortgage Certificates securing the CMOs and underlying the MPCs. In general, slower prepayment rates will tend to increase the cash flow and return on investment from Mortgage Interests and faster prepayment rates will tend to decrease the cash flow and return on investment from Mortgage Interests. The rate of principal prepayments on Mortgage Certificates is influenced by a variety of economic, geographic, social and other factors. In general, prepayments of the Mortgage Certificates should increase when the current mortgage interest rates fall below the interest rates on the fixed rate mortgage loans underlying the Mortgage Certificates. Conversely, to the extent that then current mortgage interest rates exceed the interest rates on the mortgage loans underlying the Mortgage Certificates, prepayments of such Mortgage Certificates should decrease. Prepayment rates also may be affected by the geographic location of the mortgage loans underlying the Mortgage Certificates, conditions in mortgage loan, housing and financial markets, the assumability of the mortgage loans and general economic conditions.

    The national average contract interest rate for major lenders on purchase of previously occupied homes, as published by the Federal Housing Finance Board, decreased from an average of 9.04% in 1991 to an average of 7.84% in 1992 to an average of 6.96% in 1993. This resulted in a significant increase in refinancing activity beginning in the fourth quarter of 1991 and continuing throughout 1992 and 1993. As a result, the Company income (loss) from mortgage assets declined from income of $15,507,000 in 1991 to a loss of $14,068,000 in 1992 and a loss of $21,814,000 in 1993. The negative impact on income from these increased prepayment speeds on the Company's income from Mortgage Interests more than offset the positive effect of lower LIBOR and COFI rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements, the report thereon, the notes thereto and supplementary data commencing at page F-1 of this report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company are as follows:

NAME                     AGE    POSITION(S) HELD
- ----                     ---    ----------------


Alan D. Hamberlin        45     Chairman of the Board of Directors,  Director,
                                President and Chief Executive Officer

Jay R. Hoffman           39     Vice President, Secretary, Treasurer and Chief
                                Financial and Accounting Officer

Mike Marusich            68     Director

Mark A. McKinley         47     Director

Gregory K. Norris        43     Director

    Alan D. Hamberlin has been a Director and the President and Chief Executive Officer of the Company since its organization and Chairman of the Board of Directors of the Company since January 1990. Mr. Hamberlin also served as the President and Chief Executive Officer of the managing general partner of the Company's former Manager. Mr. Hamberlin has been President of Courtland Homes, Inc. since July 1983. Mr. Hamberlin served as Financial Vice President of Coventry Homes, Inc. from June 1981 to June 1983. Mr. Hamberlin has served as a Director of American Southwest Financial Corporation and American Southwest Finance Co., Inc. since their organization in September 1982 and served as a Vice President of such companies from September 1982 to February 1987, as Treasurer of such companies from September 1982 to February 1985 and from February 1986 until February 1987 and as Principal Financial and Accounting Officer from September 1982 to April 1984 and from October 1984 until February 1987. Mr. Hamberlin also has served as a Director of American Southwest Affiliated Companies since its organization in March 1985.

    Jay R. Hoffman has been a Vice President and the Secretary, Treasurer and Chief Financial and Accounting Officer of the Company since July 1988. Mr. Hoffman, a certified public accountant, engaged in the practice of public accounting with Kenneth Leventhal & Company from March 1987 through June 1988 and with Arthur Andersen & Co. from June 1976 through March 1987.

    Mike Marusich has been a Director of the Company since June 1990. Mr. Marusich has been a business consultant since 1980. Mr. Marusich, a certified public accountant for 34 years, engaged in the practice of public accounting with Ernst & Whinney (now Ernst & Young) for 15 years and was partner-in-charge of that firm's Phoenix, Arizona office from 1976 until his retirement in 1980.

    Mark A. McKinley has been a Director of the Company since May 1988. Mr. McKinley has been the President and a Director of Cypress Financial Corporation, a full service California mortgage banking corporation, since its organization in April 1983, and a managing director of Rancho Margarita Mortgage Corp. since March 1990. Mr. McKinley served as the Senior Vice President of The Colwell Company, a California based corporation which offers full service national mortgage banking services, from 1968 to May 1983. Mr. McKinley was directly responsible for the administration of secondary marketing, hedging operations and loan sales and purchases at The Colwell Company. Mr. McKinley has been involved at the local, state and national levels of the Mortgage Bankers Association.

    Gregory K. Norris has been a Director of the Company since June 1990. Mr. Norris has been the President of Norris & Benedict Associates P.C., certified public accountants, or its predecessor firms since November 1979. Mr. Norris previously was engaged in the practice of public accounting with Bolan, Vassar and Borrows, certified public accountants, from December 1978 until November 1979 and with Ernst & Whinney (now Ernst & Young) from July 1974 until December 1978.

    Messrs. Marusich, McKinley and Norris are members of the Company's Audit Committee.

    The Board of Directors held a total of three meetings during the fiscal year ended December 31, 1993, which were attended by all of the directors. The Audit Committee met separately at one formal meeting during the year ended December 31, 1993.

    All directors are elected at each annual meeting of the Company's stockholders for a term of one year, and hold office until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

    On November 1, 1992, the Company entered into an employment agreement with Alan D. Hamberlin which superseded the previous employment agreement that was to expire on April 30, 1993. The term of the employment agreement is for the period from November 1, 1992 through April 30, 1996. The employment agreement provides for the employment of Mr. Hamberlin as the President and Chief Executive Officer of the Company and for Mr. Hamberlin to perform such duties and services as are customary for such a position. The employment agreement provides for Mr. Hamberlin to receive an annual base salary of $250,000 and an annual performance bonus in an amount equal to $1,500 for each $.01 per share of taxable income (computed in accordance with the Code) distributed to the Company's stockholders with respect to each calendar year beginning with 1992. A corporation owned by Mr. Hamberlin also is entitled to the payment of $15,000 annually as reimbursement for expenses incurred by such company in providing support to Mr. Hamberlin in connection with the performance of his duties.

    The employment agreement provides for Mr. Hamberlin to receive his fixed and bonus compensation to the date of the termination of his employment by reason of his death, disability or resignation and for Mr. Hamberlin to receive his fixed compensation to the date of the termination of his employment by reason of the termination of his employment for cause as defined in the agreement. The employment agreement also provides for Mr. Hamberlin to receive his fixed compensation in a lump sum and bonus payments that would have been payable through the term of the agreement as if his employment had not been terminated in the event that Mr. Hamberlin or the Company terminates Mr. Hamberlin's employment following any "change in control" of the Company as defined in the agreement. Section 280G of the Code may limit the deductibility of such payments for federal income tax purposes. A change in control would include a merger or consolidation of the Company, a sale of all or substantially all of the assets of the Company, changes in the identity of a majority of the members of the Board of Directors of the Company or acquisitions of more than 9.8% of the Company's Common Stock subject to certain limitations. The employment agreement also restricts the Company from entering into a separate management agreement or arrangement without Mr. Hamberlin's consent.

    On August 1, 1991 the Company entered into a three-year employment agreement with Jay R. Hoffman, the Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Company. The employment agreement provides that Mr. Hoffman will be entitled to an annual base salary of $175,000. Mr. Hoffman may also be entitled to a bonus in the sole discretion of the President of the Company. The Company may terminate Mr. Hoffman's employment only for cause. Mr. Hoffman may terminate his employment without cause upon 90 days' written notice to the Company.

    The Bylaws of the Company provide that, if the Company elects to be treated as a REIT, the majority of the members of the Board of Directors and of any committee of the Board of Directors will at all times be persons who are not "Affiliates" of "Advisors of the Company," except in the case of a vacancy. An Advisor is defined in the Bylaws as a person or entity responsible for directing or performing the day to day business affairs of the Company, including a person or entity to which an Advisor subcontracts substantially all such functions. An "Affiliate" of another person is defined in the Bylaws to mean any person directly or indirectly owning, controlling, or holding the power to vote 5% or more of the outstanding voting securities of such other person or of any person directly or indirectly controlling, controlled by or under common control with such other person; 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such other person; any person directly or indirectly controlling, controlled by or under common control with such other person; and any officer, director, partner or employee of such other person. The term "person" includes a natural person, a corporation, partnership, trust company or other entity.

    Vacancies occurring on the Board of Directors among the Unaffiliated Directors may be filled by the vote of a majority of the directors, including a majority of the Unaffiliated Directors, on nominees selected by the Unaffiliated Directors. All transactions involving the Company in which an Advisor has an interest must be approved by a majority of the Unaffiliated Directors.

    The Articles of Incorporation and Bylaws of the Company provide for the indemnification of the directors and officers of the Company to the fullest extent permitted by Maryland law. Maryland law generally permits indemnification of directors and officers against certain costs, liabilities and expenses which such persons may incur by reason of serving in such positions unless it is proved that: (i) the act or omission of the director or officer was material to the cause of action adjudicated in the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the director or officer actually received an improper personal benefit in money, property or services; or (iii) in the case of criminal proceedings, the director or officer had reasonable cause to believe that the act or omission was unlawful. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

    The Articles of Incorporation of the Company provide that the personal liability of any director or officer of the Company to the Company or its stockholders for money damages is limited to the fullest extent allowed by the statutory or decisional law of the State of Maryland as amended or interpreted. Maryland law authorizes the limitation of liability of directors and officers to corporations and their stockholders for money damages except
(a) to the extent that it is proved that the person actually received an improper benefit in money, property, or services for the amount of the benefit or profit in money, property or services actually received; or (b) to the extent that a judgment or other final adjudication adverse to the person is entered in a proceeding based on a finding that the person's action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated. The Maryland statute permitting limitation of the liability of directors and officers for money damages as described above was enacted on February 18, 1988, and applies only to acts occurring on or after that date, and has not been interpreted in any judicial proceeding. Maryland law does not affect the potential liability of directors and officers to third parties, such as creditors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

    The following table sets forth compensation received by the Company's Chief Executive Officer and its other executive officer for the Company's last three fiscal years ending December 31, 1993.


                                        Annual Compensation                       Long-Term Compensation
                     ---------------------------------------------------------  ---------------------------
                                                                                  Restricted
Name and Principal                                            Other Annual          Stock          Stock          All Other
     Position                     Salary        Bonus        Compensation(1)        Awards        Options      Compensation(1)
- -------------------            ------------  ------------  -------------------  --------------  -----------  -------------------
Alan D. Hamberlin        1993      $250,000  $      4,100        $     --                   --        5,439    $      --
  Chairman,              1992       250,000        47,500              --                   --       25,280           243,861(2)
  President and          1991       250,000       225,000                                   --       37,907
  Chief Executive
  Officer

Jay R. Hoffman,          1993      $175,000  $     --            $     --                   --        1,425    $      --
  Vice President,        1992       175,000        --                  --                   --        4,091            12,975(2)
  Secretary,             1991       158,000        12,500                                   --       10,665
  Treasurer and
  Chief Accounting
  and Financial
  Officer

- --------------
(1) Other  Annual Compensation and All Other Compensation reports only amounts for 1993 and 1992.
(2) During  1992  the Company purchased 64,818 shares of Common Stock from Mr.
    Hamberlin  and  9,793  shares of Common Stock from Mr. Hoffman pursuant to the  purchase provisions of the Company's stock option plan. The net value realized (purchase price of stock on date of purchase by Company less fair market  value on such date) equaled $243,861 for Mr. Hamberlin and $12,975 for  Mr.  Hoffman.  Such  shares had originally been purchased in 1991 and
    1990  by  Mr. Hamberlin and in 1991 by Mr. Hoffman through the exercise of stock  options. At the time Mr. Hamberlin exercised his options to acquire the  64,818 shares of Common Stock, such shares of Common Stock had a fair market value in excess of the exercise price paid of $291,422. At the time
    Mr.  Hoffman  exercised  his options to acquire the 9,793 shares of Common
    Stock,  such  shares  of Common Stock had a fair market value in excess of the exercise price paid of $57,716. Such amounts were previously disclosed in  the  Company's  Form  10-Ks  for the years ended December 31, 1991 and
    December  31, 1990, as applicable. A portion of these amounts, for Federal income  tax  purposes,  were reported as compensation to Mr. Hamberlin and
    Mr. Hoffman in the years the stock options were exercised.

    Officers and key personnel of the Company are eligible to receive stock options under the Company's stock option plan. Officers serve at the discretion of the Board of Directors.

COMPENSATION OF DIRECTORS

    The Company pays an annual director's fee to each Unaffiliated Director equal to $20,000, a fee of $1,000 for each regular meeting of the Board of Directors attended by each Unaffiliated Director and reimbursement of costs and expenses for attending such meetings. During 1993, the Unaffiliated Directors also accrued dividend equivalent rights, in the amounts of 1,070 with respect to Mr. McKinley, 262 with respect to Mr. Norris, and 788 with respect to Mr. Marusich. The dividend equivalent rights accrued to Messrs. Hamberlin and Hoffman during 1993 are included in the table on options granted to the Company's executive officers below. In addition, the Company's Directors are eligible to participate in the Company's stock option plan described below.

EMPLOYEE BENEFIT PLANS

Stock Option Plan

    In May 1988, the Company's Board of Directors adopted a stock option plan (the "Plan") which was amended on July 18, 1990 to limit the redemption price available to optionholders as described below. Under the terms of the Plan, both qualified incentive stock options ("ISOs"), which are intended to meet the requirements of Section 422A of the Code, and non-qualified stock options may be granted. ISOs may be granted to the officers and key personnel of the Company. Non-qualified stock options may be granted to the Company's directors and key personnel, and to the key personnel of the Manager. The purpose of the Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to others whose job performance affects the Company.

    Under the Plan, options to purchase shares of the Company's Common Stock may be granted to the Company's directors, officers and key personnel, as well as to the key personnel of the Manager. The maximum number of shares of the Company's Common Stock which may be covered by options granted under the Plan is limited to 5% of the number of shares outstanding. An option granted under the Plan may be exercised in full or in part at any time or from time to time during the term of the option, or provide for its exercise in stated installments at stated times during the term of the option. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. The optionholder may pay the exercise price in cash, bank cashier's check, or by delivery of previously acquired shares of Common Stock of the Company. No option may be granted under the Plan to any person who, assuming exercise of all options held by such person, would own directly or indirectly more than 9.8% of the total outstanding shares of Common Stock of the Company.

    An optionholder also will receive at no additional cost "dividend equivalent rights" to the extent that dividends are declared on the outstanding shares of Common Stock of the Company on the record dates during the period between the date an option is granted and the date such option is exercised. The number of dividend equivalent rights which an optionholder receives on any dividend declaration date is determined by application of a formula whereby the number of shares subject to the option is multiplied by the dividend per share and divided by the fair market value per share (as determined in accordance with the Plan) to arrive at the total number of dividend equivalent rights to which the optionholder is entitled.

    The dividend equivalent rights earned will be distributed to the optionholder (or his successor in interest) in the form of shares of the Company's Common Stock when the option is exercised. Dividend equivalent rights will be computed both with respect to the number of shares under the option and with respect to the number of dividend equivalent rights previously earned by the optionholder (or his successor in interest) and not issued during the period prior to the dividend record date. Shares of the Company's Common Stock issued pursuant to the exchange of dividend equivalent rights will not qualify for the favored tax treatment afforded shares issued upon exercise of an ISO, notwithstanding the character of the underlying option with respect to which the dividend equivalent rights were earned. The number of shares issuable upon exchange of dividend equivalent rights is not subject to the limit of the number of shares which are issuable upon exercise of options granted under the Plan.

    Under the Plan, an exercising optionholder has the right to require the Company to purchase some or all of the optionholder's shares of the Company's Common Stock. That redemption right is exercisable by the optionholder only with respect to shares (including the related dividend equivalent rights) that he has acquired by exercise of an option under the Plan. Furthermore, the optionholder can only exercise his redemption rights within six months from the last to expire of (i) the two year period commencing with the grant date of an option, (ii) the one year period commencing with the exercise date of an option, or (iii) any restriction period on the optionholder's transfer of the shares of Common Stock he acquires through exercise of his option. The price for any shares repurchased as a result of an optionholder's exercise of his redemption right is the lesser of the book value of those shares at the time of redemption or the fair market value of the shares on the date the options were exercised.

    The Plan is administered by the Board of Directors which will determine whether such options will be granted, whether such options will be ISOs or non-qualified stock options, which directors, officers and key personnel will be granted options, and the number of options to be granted, subject to the aggregate maximum amount of shares issuable under the Plan set forth above. Each option granted must terminate no more than 10 years from the date it is granted. Under current law, ISOs cannot be granted to directors who are not also employees of the Company, or to directors or employees of entities unrelated to the Company.

    The Board of Directors may amend the Plan at any time, except that approval by the Company's stockholders is required for any amendment that increases the aggregate number of shares of Common Stock that may be issued pursuant to the Plan, increases the maximum number of shares of Common Stock that may be issued to any person, changes the class of persons eligible to receive such options, modifies the period within which the options may be granted, modifies the period within which the options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under the Plan. Unless previously terminated by the Board of Directors, the Plan will terminate in May 1998.

    The following table provides information on options granted to the Company's executive officers during 1993.



                                   Percentage of
                                    Total Stock
                                    Granted to                                 Grant Date
                       Options       Employees    Exercise Price  Expiration  Market Price
    Name            Granted(#)(1)     in 1993      (per share)     Date(3)      Of Stock    Valuation(4)
    ----            -------------  -------------  --------------  ----------  ------------  ------------
Alan D. Hamberlin           5,439         59.67%          (2)          (2)           $1.25      $6,800
Jay R. Hoffman              1,425         15.63%          (2)          (2)           $1.25      $1,780

- --------------
(1) All of such options are currently exercisable.
(2) Represent dividend equivalent rights earned in 1993. Such rights expire at the  same  time  as  the options on which they were earned which expire at various dates between July 26, 1999 and February 6, 2002.
(3) Options  are  subject to earlier expiration upon an optionee's termination for cause or three months after any other termination of employment.
(4) This column presents the Black-Scholes option valuation method calculation of the options' present value. The Black-Scholes computation is based upon certain  assumptions,  including  hypothetical  stock price volatility and
    market   interest   rate  calculations.  In  addition,  the  Black-Scholes
    valuation method does not reflect the effects upon option valuation of the options' nontransferability and conditional exercisability.

    The following table provides information on options exercised in 1993 by the Company's executive officers and the value of such officer's unexercised options at December 31, 1993.



                                                            Number of                  Value of Unexercised
                                                       Unexercised Options           In-The-Money Options at
                                                       At December 31, 1993          December 31, 1993($)(1)
                    Shares Acquired   Value At    ------------------------------  ------------------------------
    Name            on Exercise (#)  Exercise($)  Exercisable      Unexercisable  Exercisable      Unexercisable
    ----            ---------------  -----------  -------------  ---------------  -------------  ---------------
Alan D. Hamberlin                --    $    --          232,067       $    --      $    --           $    --

Jay R. Hoffman                   --    $    --           60,813       $    --      $    --           $    --

- --------------
(1) Calculated  based  on  the  closing  price  at  December 31, 1993 of $1.25 multiplied  by  the  number  of  applicable shares in the money (including dividend equivalent rights), less the total exercise price per share.

SEP-IRA

    On June 27, 1991, the Company established a simplified employee pension-individual retirement account pursuant to Section 408(k) of the Code (the "SEP-IRA"). Annual contributions may be made by the Company under the SEP-IRA to employees. Such contributions will be excluded from each employee's gross income and will not exceed the lesser of 15% of such employee's compensation or $30,000. The Company did not make any contributions to the SEP-IRA during 1993.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    At March 23, 1994, there were 9,731,717 shares of Common Stock outstanding. The table below sets forth, as of March 23, 1994, those persons known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, the number of shares of Common Stock beneficially owned by each director and executive officer of the Company and the number of shares beneficially owned by all of the Company's executive officers and directors as a group, which information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                         NUMBER OF
NAME AND ADDRESS OF                SHARES BENEFICIALLY         PERCENT OF
- -------------------                      OWNED (1)           COMMON STOCK(2)
BENEFICIAL OWNER                 -----------------------  --------------------

Alan D. Hamberlin*                      269,967(3)                2.71%
Jay R. Hoffman*                          75,813(4)                 **
Mark A. McKinley*                        45,662(5)                 **
Mike Marusich*                           33,601(5)                 **
Gregory K. Norris*                       11,199(5)                 **
All directors and executive officers
  as a group (five persons)             436,242(6)                4.31%

- --------------
 * Each director and executive officer of the Company may be reached through the Company at 5333 North Seventh Street, Suite 219, Phoenix, Arizona 85014.

** Less than 1% of the outstanding shares of Common Stock.

(1) Includes, where applicable, shares of Common Stock owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or the power of disposition.

(2) The percentages shown include the shares of Common Stock actually owned as of March 23, 1994 and the shares of Common Stock which the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock which the identified person or group had the right to acquire within 60 days of March 23, 1994 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3) Includes 37,900 shares of Common Stock indirectly beneficially owned by Mr. Hamberlin through a partnership and 232,067 shares of Common Stock which Mr. Hamberlin had the right to acquire within 60 days of March 23, 1994 by the exercise of stock options (including dividend equivalent rights).

(4) Includes 15,000 shares of Common Stock owned by Mr. Hoffman and 60,813 shares of Common Stock which Mr. Hoffman had the right to acquire within 60 days of March 23, 1994 by the exercise of stock options (including dividend equivalent rights).

(5) All of such shares of Common Stock are shares which Mr. McKinley, Mr. Marusich, and Mr. Norris had the right to acquire within 60 days of March 23, 1994 by the exercise of stock options (including dividend equivalent rights).

(6) Includes 383,342 shares of Common Stock which such persons had the right to acquire within 60 days of March 23, 1994 by the exercise of stock options (including dividend equivalent rights).

    Other than options and dividend equivalent rights granted under the Company's stock option plan, there are no outstanding warrants, options or rights to purchase any shares of Common Stock of the Company, and no outstanding securities convertible into Common Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

POTENTIAL CONFLICTS OF INTEREST

    The  Company  was  subject to potential conflicts of interest arising from
its   relationship   with   the  Manager  and  its  affiliates.  See  "Certain
Relationships and Related Transactions -- Certain Relationships" below.

    With a view toward protecting the interests of the Company's stockholders, the Bylaws of the Company provide that a majority of the Board of Directors (and a majority of each committee of the Board of Directors) must not be "Affiliates" of "Advisors," as these terms are defined in the Bylaws, and that the investment policies of the Company must be reviewed annually by these directors (the "Unaffiliated Directors").

    Counsel to the Company has furnished, and in the future may furnish, legal services to ASFS, certain Issuers (including American Southwest Financial Corporation, American Southwest Finance Co., Inc. and Westam Mortgage
Financial Corporation), certain Mortgage Suppliers and certain Mortgage Finance Companies. There is a possibility that in the future the interests of certain of such parties may become adverse, and counsel may be precluded from representing one or all of such parties. If any situation arises in which the interests of the Company appear to be in conflict with those of ASFS, any Issuer, Mortgage Supplier or Mortgage Finance Company, additional counsel may be retained by one or more of the parties.

CERTAIN RELATIONSHIPS

    Alan D. Hamberlin directly and indirectly owns a total of 8% of the voting stock of American Southwest Financial Corporation and American Southwest Finance Co., Inc. and indirectly owns 8% of the voting stock of ASFS and Westam Mortgage Financial Corporation.

    Alan D. Hamberlin, the Chairman of the Board of Directors of the Company and President, Chief Executive Officer and a Director of the managing general partner of the Company's former Manager and of the Company, also is a director of American Southwest Financial Corporation, American Southwest Finance Co., Inc. and American Southwest Affiliated Companies. American Southwest Affiliated Companies owns all of the outstanding Common Stock of ASFS and Westam Mortgage Financial Corporation. Philip J. Polich also is a director of American Southwest Financial Corporation, American Southwest Finance Co., Inc. and American Southwest Affiliated Companies.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (a) Exhibits

  EXHIBIT
  NUMBER           EXHIBIT
  ------           -------
  3(a)             Amended and Restated Articles of Incorporation of the Registrant*
  3(b)             Bylaws of the Registrant*
  4                Specimen Certificate representing $.01 par value Common Stock*
  10(a)            Subcontract Agreement between the Registrant and American Southwest Financial Services,
                   Inc.*
  10(b)            Form of Master Servicing Agreement*
  10(c)            Form of Servicing Agreement*
  10(d)            Stock Option Plan*
  10(e)            Amendment to Stock Option Plan**
  10(f)            Employment Agreement between the Registrant and Jay R. Hoffman***
  10(g)            Employment Agreement between the Registrant and Alan D. Hamberlin****
  10(h)            Indenture dated as of December 1, 1992 between EMIC Finance Corporation, as Note Issuer of the Secured Notes, and State Street Bank & Trust Company, as Note Trustee****
  10(i)            Agreement and Certificate dated as of December 1, 1992 by Registrant for the benefit of the Note Trustee****
  22               Subsidiaries of the Registrant***
  23               Consent of Kenneth Leventhal & Company
- --------------
   * Incorporated   herein  by  reference  to  the  Registrant's  Registration
     Statement  on  Form  S-11 (No. 33-22092) filed July 19, 1988 and declared effective on July 20, 1988.

  ** Incorporated herein by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1990 filed March 31, 1991.

 *** Incorporated herein by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1991 filed March 31, 1992.

**** Incorporated herein by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1992 filed March 30, 1993.

   (b) Financial Statements and Financial Statement Schedules filed as part of this report:

         Financial Statements and Schedules of the Company -- as listed in the "Index to Financial Statements" on page F-1 of this Annual Report on Form 10-K.

   (c) Reports on Form 8-K:
      No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1993.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOMEPLEX MORTGAGE
                                       INVESTMENTS CORPORATION

Date: March 30, 1994
                                   By: /s/ Alan D. Hamberlin
                                       ---------------------------------------
                                       Alan D. Hamberlin,
                                       Chairman of the Board
                                       of Directors and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                                   DATE
- ---------                                -----                                                   ----
/s/ Alan D. Hamberlin                    Chairman of the Board of Directors,                 March 30, 1994
- ---------------------------------------  President, Chief Executive Officer and
           Alan D. Hamberlin             Director (Principal Executive Officer)

/s/ Jay R. Hoffman                       Vice President, Secretary, Treasurer and            March 30, 1994
- ---------------------------------------  Chief Financial and Accounting Officer
            Jay R. Hoffman

/s/ Mike Marusich                        Director                                            March 30, 1994
- ---------------------------------------
             Mike Marusich

/s/ Mark A. McKinley                     Director                                            March 30, 1994
- ---------------------------------------
           Mark A. McKinley

/s/ Gregory K. Norris                    Director                                            March 30, 1994
- ---------------------------------------
           Gregory K. Norris


                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                        INDEX TO FINANCIAL STATEMENTS
                                                                         Page
                                                                         ----

Independent Auditors' Report...........................................   F-2
Consolidated Balance Sheets as of December 31, 1993 and 1992...........   F-3
Consolidated Statements of Net Income (Loss) for the
  Years Ended December 31, 1993, 1992 and 1991.........................   F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1993, 1992 and 1991.........................   F-5
Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1993, 1992 and 1991.........................   F-6
Notes to Consolidated Financial Statements.............................   F-7
Schedule III -- Supplemental Parent Company Condensed
  Financial Information................................................   S-1

<AUDIT-REPORT>
                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Homeplex Mortgage Investments Corporation

    We have audited the accompanying consolidated balance sheets of Homeplex Mortgage Investments Corporation as of December 31, 1993 and 1992, and the related consolidated statements of net income (loss), stockholders' equity, and cash flows for the years ended December 31, 1993, 1992 and 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homeplex Mortgage Investments Corporation as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years ended December 31, 1993, 1992 and 1991, in conformity with generally accepted accounting principles.

    As discussed in Note 10 to the financial statements, the Company changed its method for accounting for mortgage interests as of December 31, 1993.

    Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. In connection with our audits, we also audited the additional financial statement schedule presented in Schedule III. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KENNETH LEVENTHAL & COMPANY

Phoenix, Arizona
March 18, 1994
</AUDIT-REPORT>

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1993 AND 1992
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            1993       1992
                                                          ---------  ---------
ASSETS

Cash and cash equivalents...............................  $  16,247  $  14,172
Residual interest certificates (Notes 3 and 10).........     14,025     48,081
Funds held by Trustee (Note 5)..........................      8,761      5,130
Interests relating to mortgage participation
  certificates
  (Notes 4 and 10)......................................      3,710     18,687
Other assets (Note 5)...................................        819        993
Mortgage loan receivable (Note 2).......................        320         --
                                                          ---------  ---------
Total Assets............................................  $  43,882  $  87,063
                                                          =========  =========

LIABILITIES

Long-term debt (Note 5).................................  $  19,926  $  31,000
Accounts payable and other liabilities..................      1,093      1,222
Dividend payable........................................        292         --
Accrued interest payable................................        194        135
                                                          ---------  ---------
Total Liabilities.......................................     21,505     32,357
                                                          ---------  ---------

Contingencies (Note 9)

STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 50,000,000
  shares authorized; issued and outstanding -- 9,875,655
  shares (Note 8).......................................         99         99
Additional paid-in-capital..............................     84,046     84,046
Cumulative net income (loss)............................    (20,330)    11,658
Cumulative dividends....................................    (41,045)   (40,753)
Treasury stock -- 143,938 shares in 1993 and 123,570
  shares in 1992........................................       (393)      (344)
                                                          ---------  ---------
Total Stockholders' Equity..............................     22,377     54,706
                                                          ---------  ---------
Total Liabilities and Stockholders' Equity..............  $  43,882  $  87,063
                                                          =========  =========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                1993        1992       1991
                                             ----------  ----------  ---------
INCOME (LOSS) FROM MORTGAGE ASSETS

Income (loss) from residual interest
  certificates (Notes 3 and 10)............   $ (14,367) $     (876) $  13,847
Income (loss) from interests relating to
  mortgage participation certificates
  (Notes 4 and 10).........................      (7,945)    (13,374)     1,347
Other income...............................         498         182        313
                                             ----------  ----------  ---------
                                                (21,814)    (14,068)    15,507
                                             ----------  ----------  ---------

INTEREST EXPENSE

Long-term borrowings.......................       2,274       1,720      2,001
Short-term borrowings......................          --       1,030      2,534
                                             ----------  ----------  ---------
                                                  2,274       2,750      4,535
                                             ----------  ----------  ---------
Income (Loss) Before Other Expenses and
  Cumulative Effect of Accounting Change...     (24,088)    (16,818)    10,972
                                             ----------  ----------  ---------

OTHER EXPENSES

General and administrative (Note 8)........       1,684       2,246      2,681
Hedging expense............................         138          69        264
                                             ----------  ----------  ---------
Total Other Expenses.......................       1,822       2,315      2,945
                                             ----------  ----------  ---------
Net Income (Loss) Before Cumulative Effect
  of Accounting Change.....................     (25,910)    (19,133)     8,027
Cumulative Effect of Accounting Change
  (Note 10)................................      (6,078)         --         --
                                             ----------  ----------  ---------

Net Income (Loss)..........................  $  (31,988) $  (19,133) $   8,027
                                             ==========  ==========  =========

PER SHARE DATA

Net Income (Loss) Per Share Before
  Cumulative Effect of Accounting Change...  $    (2.66) $    (1.93) $     .81

Cumulative Effect of Accounting Change Per
  Share....................................        (.63)         --         --
                                             ----------  ----------  ---------

Net Income (Loss) Per Share................  $    (3.29) $    (1.93) $     .81
                                             ==========  ==========  =========

Dividends Declared Per Share...............  $      .03  $      .40  $    1.70
                                             ==========  ==========  =========

Weighted Average Number Of Shares Of Common
  Stock And Common Stock Equivalents
  Outstanding..............................   9,732,056   9,897,406  9,952,844
                                             ==========  ==========  =========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (DOLLARS IN THOUSANDS)


                                                       Additional      Cumulative
                              Number         Par        Paid-In        Net Income      Cumulative      Treasury
                             Of Shares      Value       Capital          (Loss)        Dividends        Stock          Total
                           -------------  ---------  --------------  --------------  --------------  ------------  -------------
Balance at December 31,                                                                               $
  1990...................      9,708,433   $     97   $      83,404   $      22,764   $     (20,107)           --  $      86,158
Exercise of stock options
  (Note 8)...............        146,854          2             550              --              --            --            552
Net income...............             --         --              --           8,027              --            --          8,027
Dividends declared.......             --         --              --              --         (16,697)           --        (16,697)
                           -------------   --------   -------------   -------------   -------------   -----------  -------------
Balance at December 31,
  1991...................      9,855,287         99          83,954          30,791         (36,804)           --         78,040
Exercise of stock options
  (Note 8)...............         20,368         --              92              --              --            --             92
Treasury stock acquired,
  123,570 shares (Note 8)             --         --              --              --              --          (344)          (344)
Net loss.................             --         --              --         (19,133)             --            --        (19,133)
Dividends declared.......             --         --              --              --          (3,949)           --         (3,949)
                           -------------   --------   -------------   -------------   -------------   -----------  -------------
Balance at December 31,
  1992...................      9,875,655         99          84,046          11,658         (40,753)         (344)        54,706
Treasury stock acquired
  -- 20,368 shares (Note
  8).....................             --         --              --              --              --           (49)           (49)
Net loss.................             --         --              --         (31,988)             --            --        (31,988)
Dividends declared.......             --         --              --              --            (292)           --           (292)
                           -------------   --------   -------------   -------------   -------------   -----------  -------------
Balance at December 31,
  1993...................      9,875,655        $99   $      84,046   $     (20,330)  $     (41,045)  $      (393) $      22,377
                           -------------   --------   =============   =============   =============   ===========  =============

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                         INCREASE (DECREASE) IN CASH
                            (DOLLARS IN THOUSANDS)

                                                1993        1992       1991
                                             ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)..........................  $  (31,988) $  (19,133) $   8,027
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Cumulative effect of accounting change.       6,078          --         --
    Amortization of debt discount, issuance
      costs and fees ......................         230       1,053      1,277
    Write-downs on interests relating to
      mortgage participation certificates..       7,945      15,057      8,000
    Write-downs and non-cash losses on
      residual interest certificates.......      14,367       5,876         --
    Increase (decrease) in accrued interest
      payable..............................          59          41        (18)
    (Increase) decrease in other assets....        (169)        466         53
    Increase (decrease) in accounts payable
      and other liabilities................        (129)        246       (919)
    Amortization of hedging costs..........         138          69        264
                                             ----------  ----------  ---------
Net Cash Provided By (Used In) Operating
  Activities...............................      (3,469)      3,675     16,684
                                             ----------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Amortization of residual interest
  certificates.............................      15,319      16,320      4,360
Amortization of interests relating to
  mortgage participation certificates......       5,324       8,966      6,016
Increase in funds held by Trustee..........      (3,631)     (5,130)        --
Mortgage loan receivable...................        (320)         --         --
                                             ----------  ----------  ---------
Net Cash Provided By Investing Activities..      16,692      20,156     10,376
                                             ----------  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on long-term debt..     (11,074)    (16,450)    (3,550)
Proceeds from issuance of stock, net of
  repurchases..............................         (49)       (252)       552
Capitalized debt costs.....................         (25)       (610)        --
Proceeds from long-term debt...............          --      31,000         --
Net increase (decrease) in short-term
  borrowings...............................          --     (22,000)     1,380
Dividends paid.............................          --      (7,891)   (22,949)
Purchase of hedging instruments............          --        (245)      (235)
                                             ----------  ----------  ---------
Net Cash Used In Financing Activities......     (11,148)    (16,448)   (24,802)
                                             ----------  ----------  ---------
Net Increase In Cash.......................       2,075       7,383      2,258
Cash and Cash Equivalents At Beginning Of
  Period...................................      14,172       6,789      4,531
                                             ----------  ----------  ---------
Cash And Cash Equivalents At End Of Period.  $   16,247  $   14,172  $   6,789
                                             ==========  ==========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

Cash paid for interest.....................  $    2,103  $    1,738  $   3,240
                                             ==========  ==========  =========


See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993


NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

    Homeplex Mortgage Investments Corporation, a Maryland corporation, (the Company) seeks to generate income primarily through the origination or acquisition of mortgage loans and mortgage certificates and the acquisition of mortgage interests in or from entities which own and finance mortgage loans and mortgage certificates. As described in Notes 3 and 4, the Company has purchased interests in mortgage certificates securing collateralized mortgage obligations (CMOs) and interests relating to mortgage participation certificates (MPCs) (collectively Mortgage Interests).

NOTE 2 -- GENERAL AND SUMMARY OF ACCOUNTING POLICIES

    Basis of Presentation

    The consolidated financial statements include the accounts of the Homeplex Mortgage Investments Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Income Taxes

    The  Company  has  elected  to  be taxed as a real estate investment trust
(REIT) under the Internal Revenue Code. As a REIT, the Company must distribute annually at least 95% of its taxable income to its stockholders. The dividend declared in 1991 represents ordinary income to the recipients for federal income tax purposes. The $.40 dividend declared in 1992 consisted of $.3166 of ordinary income and $.0834 of return of capital and the $.03 dividend declared in 1993 consisted of $.0276 of ordinary income and $.0024 of return of capital to the recipients for federal income tax purposes.

    The income reported in the accompanying financial statements is different than taxable income because some income and expense items are reported in different periods for income tax purposes. The principal differences relate to reserves on and the amortization of Mortgage Interests and the treatment of stock option expense.

    At December 31, 1993, the Company has available, for income tax purposes, a net operating loss carryforward of approximately $49,300,000. Such loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized the Company will not be required to pay dividends to its stockholders except for income that is deemed to be excess inclusion income.

    See Note 9 for a description of the current status of an Internal Revenue Service Proposed Adjustment.

    Mortgage Loan Receivable

    The mortgage loan receivable was funded on December 30, 1993 and is secured by a First Deed of Trust on land with interest payable monthly at a rate of 16% per annum. All principal is due on December 30, 1994, however, the loan may be extended under the same terms and conditions for an additional year as long as at least $75,000 of principal has been repaid and the borrower pays a 2% extension fee.

    Interests Relating To Mortgage Participation Certificates and Residual Interest Certificates

    Interests relating to mortgage participation certificates and residual interest certificates are accounted for as described in Notes 3, 4 and 10.

    Cash and Cash Equivalents

    Cash and cash equivalents include demand deposits and certificates of deposit with maturities of less than three months.

    Amortization of Hedging

    The cost of the Company's LIBOR ceiling rate agreements (see Note 7) is amortized using the straight-line method over the lives of the agreements.

    Net Income (Loss) Per Share

    Primary net income (loss) per share is calculated using the weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of dilutive stock options. Net income (loss) per share is the same for both primary and fully diluted calculations.

    Reclassifications

    Certain balances in prior periods have been reclassified to conform to the current year's presentation.

NOTE 3 -- RESIDUAL INTEREST CERTIFICATES

    The Company owns 100% of the residual interest certificates in five real estate mortgage investment conduits (REMICs). The assets of these five REMICs consist of mortgage certificates, accrued interest thereon and cash funds held by a Trustee. The liabilities consist of collateralized mortgage obligations
(CMOs), accrued interest thereon and administrative expenses payable. The CMOs have been issued through Westam Mortgage Financial Corporation (Westam) or American Southwest Financial Corporation (ASW). The mortgage certificates securing the CMOs all have fixed interest rates. Certain of the classes of CMOs have fixed interest rates and certain have interest rates that are determined monthly based on the London Interbank Offered Rates (LIBOR) for one month Eurodollar deposits, subject to specified maximum interest rates.

    Each series of CMOs consists of several serially maturing classes collateralized by mortgage certificates. Generally, principal payments received on the mortgage certificates, including prepayments on such mortgage certificates, are applied to principal payments on the classes of CMOs in accordance with the respective indentures. Scheduled payments of principal and interest on the mortgage certificates securing each series of CMOs and reinvestment earnings thereon are intended to be sufficient to make timely payments of interest on such series and to retire each class of such series by its stated maturity. Certain series of CMOs are subject to redemption according to the specific terms of the respective indentures.

    The following summarizes the Company's investment at December 31, 1993:



                                                           COMPANY'S AMORTIZED
  CMO SERIES                                                COST (SEE NOTE 10)
  -------                                                  --------------------
                                                              (IN THOUSANDS)
  Westam 1...........................................        $           3,353
  Westam 3...........................................                    1,361
  Westam 5...........................................                    1,212
  Westam 6...........................................                       51
  ASW 65.............................................                    8,048
                                                             -----------------
                                                             $          14,025
                                                             =================

    The following summarizes the combined assets and liabilities of the five REMICs at December 31, 1993 (in thousands):

  Assets:
    Outstanding Principal Balance of
      Mortgage Certificates...........................            $    433,029
    Funds Held By Trustee.............................                  28,969
    Accrued Interest Receivable.......................                   3,475
                                                                  ------------
                                                                  $    465,473
                                                                  ============



    Range of Stated Coupon Rate of Mortgage Certificates......      9.0%-10.5%





  Liabilities:
    Outstanding Principal Balance of CMOs:
      Fixed Rate.................................   $    357,405
      Floating Rate -- LIBOR Based...............         99,339
                                                    ------------
      Total CMO Principal Balance................                 $    456,744
    Accrued Interest Payable.....................                        3,964
                                                                  ------------
                                                                  $    460,708
                                                                  ============



  Range of Stated Interest Rates on CMOs......................     0% to 9.45%

    The Company's 100% residual interests entitle the Company to receive the excess of payments received from the pledged mortgage certificates together with reinvestment income thereon over amounts required to make debt service payments on the related CMOs and to pay related administrative expenses of the REMICs. The Company also has the right, under certain conditions, to cause an early redemption of the CMOs. Under the early redemption feature, the mortgage certificates are sold at the then current market price and the CMOs repaid at par value. The Company is entitled to any excess cash flow from such early redemptions. The conditions under which such early redemptions may be elected vary but generally cannot be done until the remaining outstanding CMO balance is less than 10% of the original balance.

    Effective December 31, 1993, the Company has adopted the prospective net level yield method with respect to these investments (see Note 10). The cumulative effect of the change has been recorded as of December 31, 1993. The consolidated financial statements have been reclassified on a basis consistent with the prospective net level yield method, with no effect on previously reported net income (loss). Prior to December 31, 1993 (see Note 10), the Company accounted for its investment in these five REMICs using the equity method of accounting. Accordingly, the Company consolidated the financial statements of the REMICs in its financial statements and included the respective REMICs income or loss in its consolidated statement of net income
(loss). In the event the undiscounted estimated future net cash flows from the residual interest were less than the Company's financial reporting basis, the residual interest was considered to be impaired and the Company established a reserve for the difference. The reserves were then amortized to income as the loss actually occurred. Because of the continuing low interest rate environment, beginning in the quarter ended September 30, 1993, the Company incorporated redemption proceeds into the undiscounted cash flow estimates used to establish reserves. The estimated redemption proceeds were adjusted each quarter as part of the Company's undiscounted cash flow estimates. These redemption proceeds estimates were calculated assuming that the current interest rate environment exists at the time redemptions are possible.

    The following summarizes the Company's combined income (loss) from these REMICs for the three years ended December 31, 1993, 1992 and 1991 (in thousands) prior to the cumulative effect of the change in accounting principle described in Note 10:

                                                              1993           1992           1991
                                                          -------------  -------------  -------------
Interest income, including amortization of mortgage
  premium or discount, and reinvestment income from
  mortgage collateral...................................  $      57,029  $      79,238  $      95,291
CMO interest, including amortization of debt discount,
  and administration expense............................        (69,076)       (74,940)       (81,444)
Writedown of investment to estimated undiscounted cash
  flows, net of amortization............................         (2,320)        (5,174)            --
                                                          -------------  -------------  -------------
Income (loss) from residual interest certificates.......  $     (14,367) $        (876) $      13,847
                                                          =============  =============  =============

    The average LIBOR-reset rates on the floating rate CMO classes were 3.22%, 3.86% and 6.11%, respectively, for the years ended December 31, 1993, 1992 and 1991. At December 31, 1993, LIBOR was 3.25%.


NOTE 4 -- INTERESTS RELATING TO MORTGAGE PARTICIPATION CERTIFICATES

    The Company owns interests in REMICs with respect to three separate series of Mortgage Participation Certificates (MPCs) issued by the Federal Home Loan Mortgage Corporation (FHLMC) or by the Federal National Mortgage Association
(FNMA). The certificates entitle the Company to receive its proportionate share of the excess (if any) of payments received from the mortgage certificates underlying the MPCs over amounts required to make principal and interest payments on such MPCs. The Company is not entitled to reinvestment income earned on the underlying mortgage certificates, is not required to pay any administrative expenses of the MPCs and does not have the right to elect early redemption of any of the MPC classes. The mortgage certificates underlying the MPCs all have fixed interest rates. Certain of the classes of the MPCs have fixed interest rates and certain have interest rates that are determined monthly based on LIBOR or based on the Monthly Weighted Average Cost of Funds (COFI) for Eleventh District Savings Institutions as published by the Federal Home Loan Bank of San Francisco, subject to specified maximum interest rates.

    The Company accounts for its interests relating to these mortgage participation certificates using the prospective net level yield method as described in Note 10. In the event the undiscounted estimated future net cash flows from the MPC Series is less than the Company's financial reporting basis, the Company reduces its financial reporting basis. The Company has taken charges of $7,945,000, $15,057,000 and $8,000,000, respectively, for the years ended December 31, 1993, 1992 and 1991 to reduce the MPC Series to their undiscounted estimated future net cash flows. Effective December 31, 1993 the Company changed its method of accounting for impairment on these investments to the method described in Note 10. The following summarizes the Company's investment at December 31, 1993:


                                COMPANY'S AMORTIZED      COMPANY'S PERCENTAGE
                                      COST AT           OWNERSHIP OF INTERESTS
           MPC SERIES              DEC. 31, 1993           RELATING TO MPCS
  ----------------------------  -------------------     ----------------------
                                  (IN THOUSANDS)
  FHLMC 17....................     $           359             100.00%
  FNMA 1988-24................               2,309              20.20%
  FNMA 1988-25................               1,042              45.07%
                                   ---------------
                                            $3,710
                                   ===============

    The following summarizes the Company's proportionate interest in the aggregate mortgage certificates and MPCs at December 31, 1993 (in thousands):


  Mortgage Certificates Underlying MPCs:
    Outstanding Principal Balance...............................      $202,882
    Range of Stated Coupon Rates................................    9.5%-10.0%



  MPCs:
    Outstanding Principal Balance:
      Fixed Rate................................................      $182,561
      Floating Rate -- LIBOR Based..............................        11,915
      Floating Rate -- COFI Based...............................         8,406
                                                                  ------------
      Total MPCs Principal Balance..............................      $202,882
                                                                  ============
    Range of Stated Interest Rates on MPCs......................    1.67%-9.9%

    The average LIBOR and COFI rates used to determine income from the interests relating to the above MPCs were as follows:


                                                 1993       1992       1991
                                               ---------  ---------  ---------
  LIBOR....................................      3.22%      3.86%      6.11%
  COFI.....................................      4.16%      5.45%      7.37%

    The LIBOR and COFI rates as of December 31, 1993 were 3.25% and 3.82%, respectively.


NOTE 5 -- LONG-TERM DEBT

    In December 1990, the Company borrowed $20,000,000 under a three-year term loan agreement with a bank. The agreement required monthly principal amortization and interest payments at LIBOR plus .75%. In connection with the agreement, the Company paid fees of $375,000 which were amortized to interest expense over the term of the agreement. Additionally, the Company paid a fee of $1,160,000 to obtain a three year letter of credit from other financial institutions, which upon certain conditions, could be drawn upon to repay the term loan. Such fee was amortized to interest expense over the life of the agreement. The Company's residual interests in Westam 1, Westam 5 and ASW 65 (see Note 3) were pledged as collateral under the agreement. The balance outstanding under the agreement was repaid and the agreement terminated on December 17, 1992.

    On December 17, 1992, a wholly owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on November 14, 1998. In connection with the agreement the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the life of the agreement. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note 4), by the Company's Interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund which is included in Funds held by Trustee in the accompanying consolidated balance sheets. The reserve fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At December 31, 1993, Funds held by Trustee consist of $5,911,000 in the Reserve Fund and $2,850,000 of other funds pledged under the Indenture.

    At  December  31,  1993,  scheduled  principal  payments  are  as  follows
(thousands):


  1994...........................................................  $     4,505
  1995...........................................................        3,964
  1996...........................................................        3,964
  1997...........................................................        3,694
  1998...........................................................        3,604
  1999...........................................................          195
                                                                   -----------
                                                                   $    19,926
                                                                   ===========

NOTE 6 -- SHORT-TERM BORROWINGS

    The Company's short-term borrowings have consisted primarily of repurchase agreements. Such agreements were at both fixed and floating rates, were secured by various Mortgage Interests and required the maintenance of certain collateral levels. At December 31, 1993 and 1992, there were no borrowings outstanding under repurchase agreements.

    Interest   rates   and  balances  related  to  the  Company's  short  term
borrowings, in the aggregate, were as follows:


                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1993        1992          1991
                                                                 --------  ------------  ------------
Weighted Average Balance Outstanding (In Thousands)............  $     --  $     14,876  $     26,432

Maximum Amount Outstanding At Any Month-End (In Thousands).....  $     --  $     22,000  $     29,625
                                                                        %
Weighted Average Effective Interest Rate.......................        --         6.92%         9.58%

NOTE 7 -- HEDGING

    On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which has a term of two years beginning July 1, 1992, requires the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. Through December 31, 1993 LIBOR has remained under 9.0% and, accordingly, no amounts have been payable under the agreement.

NOTE 8 -- STOCK OPTIONS

    The Company has a Stock Option Plan which is administered by the Board of Directors. The plan provides for qualified stock options which may be granted to key personnel of the Company and non-qualified stock options which may be granted to the Directors and key personnel of the Company. The purpose of the plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel whose job performance affects the Company.

    Options to acquire a maximum (excluding dividend equivalent rights) of 437,500 shares of the Company's common stock may be granted under the plan. The exercise price may not be less than the fair market value of the common stock at the date of grant. The options expire ten years after date of grant.

    Optionholders also receive, at no additional cost, dividend equivalent rights which entitle them to receive, upon exercise of the options, additional shares calculated based on the dividends declared during the period from the grant date to the exercise date. For the years ended December 31, 1993, 1992 and 1991, approximately $0, $182,000 and $683,000, respectively, of non-cash expense related to dividend equivalent rights is included in general and administrative expenses in the accompanying consolidated statements of net income (loss).

    Under the plan, an exercising optionholder also has the right to require the Company to purchase some or all of the optionholder's shares of the Company's common stock. That redemption right is exercisable by the optionholder only with respect to shares (including the related dividend equivalent rights) that the optionholder has acquired by exercise of an option under the Plan. Furthermore, the optionholder can only exercise his redemption rights within six months from the last to expire of (i) the two year period commencing with the grant date of an option, (ii) the one year period commencing  with  the  exercise  date  of  an option, or (iii) any restriction period on the optionholder's transfer of the shares of common stock he acquires through exercise of his option. The price for any shares repurchased as a result of an optionholder's exercise of his redemption right is the lesser of the book value of those shares at the time of redemption or the fair market value of the shares on the original date the options were exercised. During 1993 and 1992, 20,368 and 123,570 shares, respectively, were repurchased by the Company in connection with this provision of the plan. For the years ended December 31, 1993 and 1992, approximately $66,000 and $441,000, respectively, related to the repurchase of the shares is included in general and administrative expenses in the accompanying consolidated statements of net income (loss).

    The following summarizes stock option activity:

FOR THE YEARS ENDED DECEMBER 31,                              1993        1992            1991
- ---------------------------------------------------------  ----------  -----------  -----------------
Options granted..........................................          --        9,662                 --
Exercise price per share of options granted..............  $       --  $     5.125  $              --
Dividend equivalent rights granted.......................       9,115       26,174             77,044
Options cancelled (including dividend equivalent rights).          --       10,184             73,025
Options exercised (including dividend equivalent rights).          --       20,368            146,854
Exercise price per share of options exercised (excluding   $
  dividend equivalent rights)............................          --  $      3.75  $     2.875-$3.75

AT DECEMBER 31,                                               1993      1992
- ---------------------------------------------------------  ---------  --------
Options outstanding......................................    231,769   231,769
Dividend equivalent rights outstanding...................    157,174   148,059
                                                            --------  --------
Total options and dividend equivalent rights outstanding.    388,943   379,828
                                                            ========  ========

    At December 31, 1993, all of the options, including dividend equivalent rights, are exercisable. At December 31, 1993 and 1992, 54,357 common shares are reserved for future grants.

NOTE 9 -- CONTINGENCIES

    On February 18, 1993, following a routine audit of the Company by the Internal Revenue Service (IRS) for the year 1990, the IRS sent to the Company a Proposed Adjustment (the Proposed Adjustment) of taxes due of $10,890,000 and penalties totaling $2,260,000 for the tax years ending December 31, 1991, 1990 and 1989.

    The Proposed Adjustment does not include any amounts for interest which might be owed by the Company. The IRS claimed that the Company did not meet the statutory requirements to be taxed as a REIT for the years ending December 31, 1991, 1990 and 1989 because the Company did not demand certain shareholder information pursuant to Regulation Section 1.857-8 under the Internal Revenue Code within the specified 30 day period of each of the Company's year-ends. The information required consisted of sending standardized request letters to six shareholders in 1989, five shareholders in 1990 and eight shareholders in 1991.

    On March 18, 1993, the Company filed a protest with the District Director of the IRS challenging the Proposed Adjustment (the Protest). In the Protest, the Company stated that it has made all the required demands of its shareholders for each year and has thus complied with Regulation Section 1.857-8. Additionally, the Company stated that Regulation Section 1.857-8(e), under which the IRS relied upon to revoke the Company's REIT status, was incorrectly applied and Regulation Section 1.857-8 was substantially complied with by the Company. The Company also requested relief under Regulation
Section 301.9100-1 from the requirement in Regulation Section 1.857-8 that certain shareholder demands be made within 30 days from the end of the calendar year. The Company also has stated in the Protest that the penalties under the Proposed Adjustment were incorrectly applied.

    The Company will vigorously defend this action. The Company believes that it has substantially complied with the applicable Regulations.

NOTE 10 -- ACCOUNTING MATTERS

    Accounting principles and disclosure practices for Mortgage Interests have historically varied throughout the industry. At the May 1990 meeting, the Emerging Issues Task Force (EITF) reached a consensus (Issue Number 89-4) that certain Mortgage Interests should be accounted for using a prospective net level yield method.

    Under this method, a Mortgage Interest would be recorded at cost and amortized over the life of the related CMO issuance. The total expected cash flow would be allocated between principal and interest as follows:


    1. An effective yield is calculated as of the date of purchase based on the purchase price and anticipated future cash flows.

    2. In the initial accounting period, interest income is accrued on the investment balance using the effective yield calculated as of the date of purchase.

    3. Cash received on the investment is first applied to accrued interest with any excess reducing the recorded principal balance of the investment.

    4. At each reporting date, the effective yield is recalculated based on the amortized cost of the investment and the then-current estimate of the remaining future cash flows.

    5. The recalculated effective yield is then used to accrue interest income on the investment balance in the subsequent accounting period.

    6. The above procedure continues until all cash flows from the investment have been received.

    At the end of each period, the amortized balance of the investment should equal the present value of the estimated cash flows discounted at the newly-calculated effective yield. In the event that the yield is negative, the investment is to be written down to an amount equal to the undiscounted estimated future cash flows.

    As described in Note 4, the Company's investments in the REMICs relating to three separate series of MPCs (FHLMC 17, FNMA 24 and FNMA 25) entitle the Company to receive its proportionate share of the excess (if any) of payments received from the mortgage certificates underlying MPCs over amounts required to pass through principal and interest to the holders of such MPCs. The Company is not entitled to reinvestment income earned on the underlying mortgage certificates, is not required to pay administrative expenses of the MPCs and does not have the right to elect early termination of any of the MPC classes. The Company's investments in FHLMC 17, FNMA 24 and FNMA 25 are accounted for using the prospective net level yield method.

    As described in Note 3, the Company's residual interest certificates with respect to five separate series of CMOs (Westam 1, 3, 5, 6 and ASW 65) entitle the Company to receive 100% of the excess of payments received from the pledged mortgage certificates together with reinvestment income thereon over amounts required to make debt service payments on such CMOs and to pay related administrative expenses relating to such CMOs. The Company also has the right, under certain conditions, to cause an early redemption of the CMOs. The Company previously used the equity method of accounting for its investments in Westam 1, 3, 5, 6 and ASW 65 and consolidated the accounts of these REMICs in the Company's consolidated financial statements. Effective December 31, 1993, the Company has adopted the prospective net level yield method with respect to these investments to be consistent with the change in accounting for impaired assets as described below. The consolidated financial statements have been reclassified on a basis consistent with the prospective net level yield method, with no effect on previously reported net income (loss).

    In May 1993 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 is applicable to debt and equity securities including investments in REMICs and requires all investments to be classified into one of three categories; held to maturity, available for sale, or trading. The Company acquired its residual interest certificates and interests relating to mortgage participation certificates without the intention to resell the assets. The Company has both the intent and ability to hold these investments to maturity and believes these investments meet the "held to maturity" criteria of SFAS No. 115.

    The primary difference between SFAS No. 115 and the method of accounting previously used by the Company relates to accounting for impairment of both residual interest certificates (see Note 3) and interests relating to mortgage participation certificates (see Note 4) (collectively Mortgage Interests). Previously, if the undiscounted estimated future net cash flows from these Mortgage Interests were less than the Company's financial reporting basis, the Mortgage Interest was considered to be impaired and the Company would establish a reserve for the difference so that the Mortgage Interest's projected yield would be 0%. Under SFAS No. 115, if a security is determined to have other than temporary impairment, the security is to be written down to fair value. The Company has reviewed all of its impaired Mortgage Interests and recorded a charge of $6,078,000 to record impaired Mortgage Interests at their fair value at December 31, 1993 in accordance with SFAS No. 115. Under SFAS No. 115 net income (loss) of prior years is not restated. In determining fair value at December 31, 1993 the Company considered that the market for Mortgage Interests is volatile and thinly traded. Moreover, the Company acquired its Mortgage Interests without intention to resell those assets. Generally, Mortgage Interests are priced by discounting projected net cash flows from the Mortgage Interests at an assumed internal rate of return. Projected net cash flows have been estimated using the Public Securities Association median projected prepayment speeds and using current short-term interest rates in effect for floating rate CMO or MPC classes and assuming such short-term rates will stay in effect over the lives of the floating rate classes. The internal rates of return then used to discount the cash flows vary but management believes a reasonable rate for its Mortgage Interests at December 31, 1993 to be 20% if early redemptions are not considered. Using these assumptions, a comparison of the amortized cost (after the SFAS No. 115 charge) and market value of the Company's Mortgage Interests at December 31, 1993, is as follows (in thousands):

                                                 AMORTIZED      ESTIMATED FAIR
                                                    COST             VALUE
                                                ----------      --------------
  Residual Interest Certificates..........      $   14,025          $   13,302
  Interests Relating to Mortgage
    Participation Certificates............           3,710               3,710
                                                ----------          ----------
  Total Mortgage Interests................      $   17,735          $   17,012
                                                ==========          ==========

    The estimated prospective net level yield at December 31, 1993 of the Company's Mortgage Interests based on the amortized cost balance of $17,735,000, in the aggregate, is 17% without early redemptions being considered and 29% if early redemptions are considered. The timing and amount of redemption cash flows is highly uncertain because it is dependent upon levels of prepayments, interest rates and other factors. Effective January 1, 1994 the prospective net level yield method of accounting will be used for both residual interest certificates and interests relating to mortgage participation certificates. The provisions of SFAS No. 115 will be used to determine impairment of these Mortgage Interests on a quarterly basis.

    The assumptions used in calculating the above net cash flows and the prospective net level yield were the December 31, 1993 LIBOR and COFI rates of 3.25% and 3.82%, respectively, and the December 31, 1993 Public Securities Association Prepayment median projected prepayment speeds for particular collateral as follows:


                     PREPAYMENT ASSUMPTIONS
  ------------------------------------------------------------
      MORTGAGE INTEREST      COLLATERAL    COUPON      PSA %
  -------------------------  ----------  ----------  ---------
          Westam 1             GNMA I      10.5%        385
          Westam 3             GNMA I       9.5%        445
          Westam 5             GNMA I       9.0%        402
          Westam 6             GNMA 1       9.5%        445
           ASW 65              GNMA I      10.0%        412
          FHLMC 17             FHLMC       10.0%        510
           FNMA 24             FNMA        10.0%        510
           FNMA 25             FNMA         9.5%        510

    The projected yield and discounted present values of projected net cash flows are based on the assumptions at December 31, 1993 as described above. There will be differences, which may be material, between the projected yields and the actual yields and between the present values of projected net cash flows and the present values of actual net cash flows.

NOTE 11 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     NET INCOME
                                     NET INCOME      (LOSS) PER  DIVIDENDS PER
  1991                                (LOSS)          SHARE          SHARE
  ------------------------------  -------------  --------------  -------------
  First                           $       3,786    $        .39    $       .50
  Second                                  4,306             .43            .40
  Third                                   4,378             .43            .40
  Fourth                                 (4,443)           (.45)           .40

  1992
  ----
  First                           $       2,555    $        .25    $       .25
  Second                                 (3,248)           (.33)           .15
  Third                                 (15,368)          (1.56)            --
  Fourth                                 (3,072)           (.31)            --

  1993
  ----
  First                           $     (10,824)    $     (1.11)            --
  Second                                 (8,148)           (.84)            --
  Third                                  (4,050)           (.42)            --
  Fourth (1)                             (8,966)           (.93)           .03

- --------------
(1) Net loss in the fourth quarter of 1993 includes a charge of $6,078,000 or $.63 per share, for the cumulative effect of an accounting change (see
    Note 10).

                               SCHEDULE III


                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                        PARENT COMPANY BALANCE SHEETS

                AS OF DECEMBER 31, 1993 AND DECEMBER 31, 1992
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              1993      1992
                                                            --------  --------
ASSETS

Cash and cash equivalents.................................  $ 16,225  $ 14,163
Investment in and advances to subsidiaries................     6,441    39,974
Other assets..............................................       417       387
Interests relating to mortgage participation certificates.       359     1,310
Mortgage loan receivable..................................       320        --
                                                            --------  --------
Total Assets..............................................  $ 23,762  $ 55,834
                                                            ========  ========

LIABILITIES

Accounts payable and other liabilities....................     1,093     1,094
Dividend payable..........................................       292        --
Accrued interest payable..................................        --        34
                                                            --------  --------
Total Liabilities.........................................     1,385     1,128
                                                            --------  --------

Contingencies

STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 50,000,000 shares
  authorized; issued and outstanding -- 9,875,655 shares..        99        99
Additional paid-in-capital................................    84,046    84,046
Cumulative net income (loss)..............................   (20,330)   11,658
Cumulative dividends......................................   (41,045)  (40,753)
Treasury stock-143,938 shares in 1993 and
  123,570 shares in 1992..................................      (393)     (344)
                                                            --------  --------

Total Stockholders' Equity................................    22,377    54,706
                                                            --------  --------

Total Liabilities and Stockholders' Equity................  $ 23,762   $55,834
                                                            ========  ========

                           SCHEDULE III (CONTINUED)

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                PARENT COMPANY STATEMENTS OF NET INCOME (LOSS)

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                1993           1992          1991
                                                            -------------  -------------  -----------
INCOME (LOSS) FROM MORTGAGE ASSETS
Income (loss) from residual interest certificates.........  $          --  $       (714)  $     3,077
Income (loss) from interests relating to mortgage
  participation certificates..............................           (257)       (13,391)       1,347
Other income..............................................            340            140          268
                                                            -------------  -------------  -----------
                                                                       83        (13,965)       4,692
                                                            -------------  -------------  -----------

INTEREST EXPENSE..........................................            (34)         1,030        2,534
                                                            -------------  -------------  -----------

Income (Loss) Before Other Expenses, Equity In Net........
  Income (Loss) Of Subsidiaries and Cumulative Effect of
    Accounting Change.....................................            117        (14,995)       2,158
                                                            -------------  -------------  -----------

OTHER EXPENSES

General and administrative................................          1,606          2,235        2,670
Hedging expense...........................................            138             69          264
                                                            -------------  -------------  -----------
Total Other Expenses......................................          1,744          2,304        2,934
                                                            -------------  -------------  -----------
Loss Before Equity In Net Income (Loss) Of Subsidiaries
  And Cumulative Effect of Accounting Change..............         (1,627)       (17,299)        (776)

EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES...............        (24,283)        (1,834)       8,803
                                                            -------------  -------------  -----------

Net Income (Loss) Before Cumulative Effect of Accounting
  Change..................................................        (25,910)       (19,133)       8,027

CUMULATIVE EFFECT OF ACCOUNTING CHANGE....................         (6,078)            --           --
                                                            -------------  -------------  -----------

NET INCOME (LOSS).........................................  $     (31,988) $     (19,133) $     8,027
                                                            =============  =============  ===========


                           SCHEDULE III (CONTINUED)

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                   PARENT COMPANY STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                         INCREASE (DECREASE) IN CASH
                            (DOLLARS IN THOUSANDS)

                                                               1993           1992           1991
                                                           -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)........................................  $     (31,988) $     (19,133) $      8,027
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Equity in net (income) loss of subsidiaries........         24,283          1,834        (8,803)
      Cumulative effect of accounting change.............          6,078             --            --
      Write-downs on interests relating to mortgage
        participation certificates.......................            257         15,057         8,000
      (Increase) decrease in other assets................           (168)           467            53
      Amortization of hedging costs......................            138             69           264
      Increase (decrease) in accrued interest payable....            (34)           (47)            6
      Increase (decrease) in accounts payable and other
        liabilities......................................             (1)           119          (921)
      Write-downs on residual interest certificates......             --          2,404            --
      Amortization of debt discount, issuance costs and
        fees.............................................             --             --           591
                                                           -------------  -------------  ------------
Net Cash Provided By (Used In) Operating Activities......         (1,435)           770         7,217
                                                           -------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Distribution from subsidiaries...........................          3,300         25,396         9,258
Amortization of interests relating to mortgage
  participation certificates.............................            566          8,582         6,016
Mortgage loan receivable.................................           (320)            --            --
Amortization of residual interest certificates...........             --          3,029         1,006
                                                           -------------  -------------  ------------
Net Cash Provided By Investing Activities................  $       3,546  $      37,007  $     16,280
                                                           -------------  -------------  ------------

                           SCHEDULE III (CONTINUED)

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                   PARENT COMPANY STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (DOLLARS IN THOUSANDS)


                                                               1993          1992           1991
                                                           ------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock, net of repurchases......  $        (49) $        (252) $         552
Net increase (decrease) in short-term borrowings.........            --        (22,000)         1,380
Dividends paid...........................................            --         (7,891)       (22,949)
Purchase of hedging instruments..........................            --           (245)          (235)
                                                           ------------  -------------  -------------
Net Cash Used In Financing Activities....................           (49)       (30,388)       (21,252)
                                                           ------------  -------------  -------------
Net Increase In Cash.....................................         2,062          7,389          2,245
Cash And Cash Equivalents At Beginning Of Period.........        14,163          6,774          4,529
                                                           ------------  -------------  -------------
Cash And Cash Equivalents At End Of Period...............  $     16,225  $      14,163  $       6,774
                                                           ============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST DURING   $
THE YEAR.................................................            --  $       1,077  $       1,937
                                                           ============  =============  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES

Net assets contributed to subsidiaries:
  Interests relating to mortgage participation
    certificates.........................................  $         --  $      17,761  $          --
  Residual interest certificates.........................            --          7,338             --
                                                           ------------  -------------  -------------

Total....................................................  $         --  $      25,099  $          --
                                                           ============  =============  =============