Form 10-Q
period 1994-03-31
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1994-05-12
CIK 833079

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM  10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994

                                     OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                        Commission File Number 1-9977

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)



               Maryland                                     86-061123
           (State or Other Jurisdiction)                (I.R.S.Employer
         of Incorporation or Organization)            Identification No.)

     5333 North 7th Street,Suite 219                          85014
             Phoenix, Arizona                               (Zip Code)
     (Address of Principal Executive Offices)

                               (602) 265-8541
             (Registrant's Telephone Number,Including Area Code)

                               Not Applicable
             Former Name,Former Address and Former Fiscal Year,
                        if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:     Yes  X       No    .
                                                      ____        ____

AS OF MAY 12, 1994; 9,716,517 SHARES OF HOMEPLEX MORTGAGE INVESTMENTS CORPORATION COMMON STOCK WERE OUTSTANDING.

============================================================================

PART I.  FINANCIAL INFORMATION


ITEM 1  Financial Statements


                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                 As Of March 31, 1994 and December 31, 1993
                (Dollars In Thousands Except Per Share Data)
                               (Unaudited)

                                                        March 31,  Dec. 31,
                                                         1994        1993
                                                        ---------  --------
ASSETS

Cash and cash equivalents . . . . . . . . . . . . .     $ 13,187  $ 16,247
Residual interest certificates  . . . . . . . . . .       11,719    14,025
Funds held by Trustee . . . . . . . . . . . . . . .        7,600     8,761
Interests relating to mortgage participation
certificates  . . . . . . . . . . . . . . . . . . .        3,351     3,710
Mortgage loans receivable . . . . . . . . . . . . .        2,901       320
Other assets  . . . . . . . . . . . . . . . . . . .          705       819
                                                        --------  --------

Total Assets  . . . . . . . . . . . . . . . . . . .     $ 39,463  $ 43,882
                                                        ========  ========
LIABILITIES

Long-term debt  . . . . . . . . . . . . . . . . . .     $ 16,530  $ 19,926
Accounts payable and other liabilities  . . . . . .        1,071     1,093
Accrued interest payable  . . . . . . . . . . . . .          162       194
Dividend payable  . . . . . . . . . . . . . . . . .            -       292
                                                        --------  --------

Total Liabilities . . . . . . . . . . . . . . . . .       17,763    21,505
                                                        --------  --------
Contingencies

STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share;
  50,000,000 shares authorized;
  issued and outstanding - 9,875,655 shares . . . .           99        99
Additional paid-in capital  . . . . . . . . . . . .       84,046    84,046
Cumulative net loss . . . . . . . . . . . . . . . .      (21,005)  (20,330)
Cumulative dividends  . . . . . . . . . . . . . . .      (41,045)  (41,045)
Treasury stock - 145,538 shares in 1994 and
  143,938 shares in 1993  . . . . . . . . . . . . .         (395)     (393)
                                                        --------  --------

Total Stockholders' Equity  . . . . . . . . . . . .       21,700    22,377
                                                        -------- ---------

Total Liabilities and Stockholders' Equity  . . . .     $ 39,463  $ 43,882
                                                        ========  ========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
             For The Three Months Ended March 31, 1994 and 1993
                (Dollars In Thousands Except Per Share Data)
                                 (Unaudited)


                                                         1994         1993
                                                         ----         ----
  INCOME (LOSS) FROM MORTGAGE ASSETS

Income (loss) from residual interest certificates        $(116)    $(4,944)
Income (loss) from interests relating to mortgage
  participation certificates  . . . . . . . . . .          154      (4,917)
Interest income on mortgage loans receivable  . .          118           -
Other income  . . . . . . . . . . . . . . . . . .           16         156
                                                    ----------  ----------
                                                           172      (9,705)
                                                    ----------  ----------

INTEREST EXPENSE. . . . . . . . . . . . . . . . .          429         641
                                                    ----------  ----------

Income (Loss) Before Other Expenses . . . . . . .         (257)    (10,346)
                                                    ----------  ----------

OTHER EXPENSES

General and administrative  . . . . . . . . . . .          369         466
Hedging expense . . . . . . . . . . . . . . . . .           49          12
                                                    ----------  ----------

Total Other Expenses  . . . . . . . . . . . . . .          418         478
                                                    ----------  ----------

Net Income (Loss) . . . . . . . . . . . . . . . .   $     (675) $  (10,824)
                                                    ==========  ==========

SHARE DATA

Net Income (Loss) Per Share . . . . . . . . . . .   $     (.07) $    (1.11)
                                                    ==========  ==========

Weighted Average Number Of Shares Of Common Stock
  And Common Stock Equivalents Outstanding  . . .    9,731,415   9,733,075
                                                    ==========  ==========

See notes to consolidated financial statements.


                                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   For The Three Months Ended March 31, 1994
                                            (Dollars In Thousands)
                                                  (Unaudited)


                                                     Additional   Cumulative
                                Number      Par       Paid-In     Net Income  Cumulative  Treasury
                               Of Shares   Value      Capital       (Loss)     Dividends    Stock     Total

Balance at December 31, 1993  9,875,655     $99       $84,046     $(20,330)    $(41,045)   $(393)    $22,377

Treasury stock acquired -
  1,600 shares  . . . . .             -       -             -            -            -       (2)         (2)

Net loss  . . . . . . . .             -       -             -         (675)           -        -        (675)
                              ---------     ---       -------     --------     --------    -----     -------

Balance at March 31, 1994     9,875,655     $99       $84,046     $(21,005)    $(41,045)   $(395)    $21,700
                              =========     ===       =======     ========     ========    =====     =======

               HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           For The Three Months Ended March 31, 1994 and 1993
                      Increase (Decrease) In Cash
                         (Dollars In Thousands)
                              (Unaudited)

                                                          1994       1993
                                                          ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss  . . . . . . . . . . . . . . . . . . . . .    $   (675)  $(10,824)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Write-downs and non-cash losses on residual
      interest certificates . . . . . . . . . . . .         472      5,280
    Amortization of debt costs  . . . . . . . . . .          73         42
    Amortization of hedging costs . . . . . . . . .          49         12
    Increase (decrease) in accrued interest payable         (32)       209
    Decrease in accounts payable and other
      liabilities . . . . . . . . . . . . . . . . .         (22)      (151)
    Increase in other assets  . . . . . . . . . . .          (8)      (328)
    Write-downs on interests relating to mortgage
      participation certificates  . . . . . . . . .           -      4,917
                                                       --------   --------

Net Cash Used In Operating Activities . . . . . . .        (143)      (843)
                                                       --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

Mortgage loans receivable funded  . . . . . . . . .      (2,630)         -
Amortization of residual interest certificates  . .       1,834      3,973
(Increase) decrease in funds held by Trustee  . . .       1,161     (1,688)
Amortization of interests relating to mortgage
  participation certificates  . . . . . . . . . . .         359      1,440
Principal payments received on mortgage loans
  receivable  . . . . . . . . . . . . . . . . . . .          49          -
                                                       --------   --------

Net Cash Provided By Investing Activities . . . . .         773      3,725
                                                       --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on long-term debt . . . . .      (3,396)         -
Dividends paid  . . . . . . . . . . . . . . . . . .        (292)         -
Repurchases of common stock . . . . . . . . . . . .          (2)       (49)
                                                       --------   --------

Net Cash Used In Financing Activities . . . . . . .      (3,690)       (49)
                                                       --------   --------

Net Increase (Decrease) In Cash . . . . . . . . . .      (3,060)     2,833

Cash And Cash Equivalents At Beginning Of Period  .      16,247     14,172
                                                       --------   --------

Cash And Cash Equivalents At End Of Period  . . . .    $ 13,187   $ 17,005
                                                       ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest  . . . . . . . . . . . . . .    $    388   $    390
                                                       ========   ========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1994
                                 (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Homeplex Mortgage Investments Corporation, a Maryland Corporation (the Company) seeks to generate income primarily through the origination or acquisition of mortgage loans and mortgage certificates and the acquisition of mortgage interests in or from entities which own and finance mortgage loans and mortgage certificates. As described in Notes 2, 3 and 4, the Company has purchased interests in mortgage certificates securing collateralized mortgage obligations (CMOs), interests relating to mortgage participation certificates (MPCs) (collectively Mortgage Interests) and funded certain mortgage receivables.

     The accompanying interim financial statements do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1993 financial statements and notes thereto.


NOTE 2 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

     Basis Of Presentation

     The consolidated financial statements include the accounts of the Homeplex Mortgage Investments Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Income Taxes

     The Company has elected to be taxed as a real estate investment trust
(REIT) under the Internal Revenue Code. As a REIT, the Company must distribute annually at least 95% of its taxable income to its stockholders. No provision has been made for income taxes in the accompanying financial statements as the Company believes it will not be subject to any significant income taxation.

     The income reported in the accompanying financial statements is different than taxable income because some income and expense items are reported in different periods for income tax purposes. The principal differences relate to the amortization of Mortgage Interests and the treatment of stock option expense.

     At December 31, 1993, the Company had available, for income tax purposes, a net operating loss carryforward of approximately $49,300,000. Such loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized the Company will not be required to pay dividends to its stockholders except for income that is deemed to be excess inclusion income.

     Mortgage Loans Receivable

     Mortgage loans receivable consist of three separate loans secured by various First Deeds of Trust on real properties located in Arizona. Such loans bear interest at rates between 16% and 24% per annum, payable monthly, with all principal due within one year. Two of the loans, aggregating $621,000, may be extended for one year under certain conditions.

     Interests Relating To Mortgage Participation Certificates and Residual Interest Certificates

     Interests relating to mortgage participation certificates and residual interest certificates are accounted for as described in Notes 3, 4 and 8.

     Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits and certificates of deposit with maturities of less than three months.

     Amortization of Hedging

     The cost of the Company's LIBOR ceiling rate agreement (see Note 6) is amortized using the straight-line method over the life of the agreement.

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


NOTE 3 - RESIDUAL INTEREST CERTIFICATES

     The Company owns 100% of the residual interest certificates in five real estate mortgage investment conduits (REMICs). The assets of these five REMICs consist of mortgage certificates, accrued interest thereon and cash funds held by a Trustee. The liabilities consist of collateralized mortgage obligations (CMOs), accrued interest thereon and administrative expenses payable. The CMOs have been issued through Westam Mortgage Financial Corporation (Westam) or American Southwest Financial Corporation (ASW). The mortgage certificates securing the CMOs all have fixed interest rates. Certain of the classes of CMOs have fixed interest rates, and certain have interest rates that are determined monthly based on the London Interbank Offered Rates (LIBOR) for one month Eurodollar deposits, subject to specified maximum interest rates.

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

     The following summarizes the Company's investment at March 31, 1994:

                                                 Company's  Amortized
                                                   Cost (See Note 8)
                CMO Series                          (In Thousands)
                ----------                       --------------------

                Westam 1  . . . . . . . . . . . .      $  2,922
                Westam 3  . . . . . . . . . . . .           804
                Westam 5  . . . . . . . . . . . .           484
                Westam 6  . . . . . . . . . . . .            46
                ASW 65  . . . . . . . . . . . . .         7,463
                                                       --------
                                                       $ 11,719
                                                       ========

              The following summarizes the combined assets and liabilities of the five REMICs at March 31, 1994 (in thousands):

          Assets:
             Outstanding Principal Balance of
               Mortgage Certificates  . . . . . .      $373,604
             Funds Held By Trustee  . . . . . . .        20,466
             Accrued Interest Receivable  . . . .         3,000
                                                       --------
                                                       $397,070
                                                       ========

             Range of Stated Coupon Rate of Mortgage
             Certificates . . . . . . . . . . . .    9.0%-10.5%

          Liabilities:
             Outstanding Principal Balance of CMOs:
              Fixed Rate  . . . . . . . . . . . .      $312,333
              Floating Rate - LIBOR Based . . . .        76,999
                                                       --------
              Total CMO Principal Balance . . . .               $389,332
             Accrued Interest Payable . . . . . .                  3,443
                                                                --------
                                                                $392,775
                                                                ========

             Range of Stated Interest Rates on CMOs           0% to 9.9%


     The Company's 100% residual interests entitle the Company to receive the excess of payments received from the pledged mortgage certificates together with reinvestment income thereon over amounts required to make debt service payments on the related CMOs and to pay related administrative expenses of the REMICs. The Company also has the right, under certain conditions, to cause an early redemption of the CMOs. Under the early redemption feature, the mortgage certificates are sold at the then current market price and the CMOs repaid at par value. The Company is entitled to any excess cash flow from such early redemptions. The conditions under which such early redemptions may be elected vary, but generally cannot be effected until the remaining outstanding CMO balance is less than 10% of the original balance.

     Effective December 31, 1993, the Company adopted the prospective net level yield method with respect to these investments (see Note 8). The cumulative effect of the change was recorded as of December 31, 1993.
Income for the three months ended March 31, 1994 has been determined using the prospective net level yield method. The consolidated financial statements have been reclassified on a basis consistent with the prospective net level yield method, with no effect on previously reported net income
(loss).

     Prior to December 31, 1993 (see Note 8), the Company accounted for its investment in these five REMICs using the equity method of accounting. Accordingly, the Company consolidated the financial statements of the REMICs in its financial statements and included the respective REMICs income or loss in its consolidated statement of net income (loss). In the event the undiscounted estimated future net cash flows from the residual interest were less than the Company's financial reporting basis, the residual interest was considered to be impaired and the Company established a reserve for the difference. The reserves were then amortized to income as the loss actually occurred. Because of the continuing low interest rate environment, beginning in the quarter ended September 30, 1993, the Company incorporated redemption proceeds into the undiscounted cash flow estimates used to establish reserves. The estimated redemption proceeds were adjusted each quarter as part of the Company's undiscounted cash flow estimates. These redemption proceeds estimates were calculated assuming that the current interest rate environment exists at the time redemptions are possible.
The following summarizes the Company's combined income (loss) from these REMICs for the three months ended March 31, 1993 (in thousands) prior to the cumulative effect of the change in accounting principle described in Note 8:

     Interest income, including amortization of mortgage
       premium or discount and reinvestment income from
       mortgage collateral  . . . . . . . . . . . . . .   $ 16,292
     CMO interest, including amortization of debt
       discount, and administration expense . . . . . .    (16,050)
     Writedown of investment to estimated undiscounted
       cash flows, net of amortization  . . . . . . . .     (5,186)
                                                          --------

     Income (loss) from residual interest certificates    $ (4,944)
                                                          ========

     The average LIBOR-reset rates on the floating rate CMO classes were 3.33% and 3.23%, respectively, for the three months ended March 31, 1994 and 1993. At March 31, 1994, LIBOR was 3.69%.


NOTE 4 - INTERESTS RELATING TO MORTGAGE PARTICIPATION CERTIFICATES

     The Company owns interests in REMICs with respect to three separate series of Mortgage Participation Certificates (MPCs) issued by the Federal Home Loan Mortgage Corporation (FHLMC) or by the Federal National Mortgage Association (FNMA). The certificates entitle the Company to receive its proportionate share of the excess (if any) of payments received from the mortgage certificates underlying the MPCs over amounts required to make principal and interest payments on such MPCs. The Company is not entitled to reinvestment income earned on the underlying mortgage certificates, is not required to pay any administrative expenses of the MPCs and does not have the right to elect early redemption of any of the MPC classes. The mortgage certificates underlying the MPCs all have fixed interest rates. Certain of the classes of the MPCs have fixed interest rates, and certain have interest rates that are determined monthly based on LIBOR or based on the Monthly Weighted Average Cost of Funds (COFI) for Eleventh District Savings Institutions as published by the Federal Home Loan Bank of San Francisco, subject to specified maximum interest rates.

     The Company accounts for its interests relating to these mortgage participation certificates using the prospective net level yield method as described in Note 8. In the event the undiscounted estimated future net cash flows from the MPC Series are less than the Company's financial reporting basis, the Company reduces its financial reporting basis. The Company took a charge of $4,917,000 for the three months ended March 31, 1993 to reduce the MPC Series to their undiscounted estimated future net cash flows. Effective December 31, 1993, the Company changed its method of accounting for impairment on these investments to the method described in
Note 8. The following summarizes the Company's investment relating to MPCs at March 31, 1994:


                Company's Amortized Cost     Company's Percentage Ownership
MPC Series          At March 31, 1994         Of Interests Relating To MPCs
- -----------    --------------------------   --------------------------------
                                                     (In Thousands)

FHLMC 17                 $  300                         100.00%
FNMA 1988-24              2,100                          20.20%
FNMA 1988-25                951                          45.07%
                         ------
                         $3,351
                         ======


     The following summarizes the Company's proportionate interest in the aggregate mortgage certificates and MPCs at March 31, 1994 (in thousands):


          Mortgage Certificates Underlying MPCs:
           Outstanding Principal Balance  . . . . .       $172,325
           Range of Stated Coupon Rates   . . . . .     9.5%-10.0%

          MPCs:
            Outstanding Principal Balance:
             Fixed Rate . . . . . . . . . . . . . .       $154,890
             Floating Rate - LIBOR Based  . . . . .         10,364
             Floating Rate - COFI Based . . . . . .          7,071
                                                          --------

             Total MPCs Principal Balance . . . . .       $172,325
                                                          ========

          Range of Stated Interest Rates on MPCs  .     2.14%-9.9%


          The average LIBOR and COFI rates used to determine income from the interests relating to the above MPCs for the three months ended March 31, 1994 and 1993 were as follows:

                                                          1994     1993
                                                          ----     ----

          LIBOR . . . . . . . . . . . . . . . . . . .     3.33%    3.23%
          COFI  . . . . . . . . . . . . . . . . . . .     3.80%    4.43%


     The LIBOR and COFI rates as of March 31, 1994 were 3.69% and 3.68%, respectively.


NOTE 5 - LONG-TERM DEBT

     On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on November 14, 1998. In connection with the financing, the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the life of the financing. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note
3), by the Company's Interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At March 31, 1994, Funds held by Trustee consisted of $5,911,000 in the reserve fund and $1,689,000 of other funds pledged under the Indenture.


NOTE 6 - HEDGING

     On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which has a term of two years beginning July 1, 1992, requires the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. Through March 31, 1994, LIBOR has remained under 9.0% and, accordingly, no amounts have been payable under the agreement.


NOTE 7 - CONTINGENCIES

     On February 18, 1993, following a routine audit of the Company by the Internal Revenue Service (IRS) for the year 1990, the IRS sent to the Company a Proposed Adjustment (the Proposed Adjustment) of taxes due of $10,890,000 and penalties totaling $2,260,000 for the tax years ending December 31, 1989, 1990 and 1991.

     The IRS claimed that the Company did not meet the statutory requirements to be taxed as a REIT for the years ending December 31, 1989, 1990 and 1991 because the Company did not demand certain stockholder information pursuant to Regulation Section 1.857-8 under the Internal Revenue Code within the specified 30-day period of each of the Company's year-end. The information required consisted of sending standardized request letters to six stockholders in 1989, five stockholders in 1990 and eight stockholders in 1991.

     On March 18, 1993, the Company filed a protest with the District Director of the IRS challenging the Proposed Adjustment (the Protest). In the Protest, the Company stated that it has made all the required demands of its shareholders for each year and has thus complied with Regulation Section 1.857-8. Additionally, the Company stated that Regulation Section 1.857-8(e), under which the IRS relied upon to revoke the Company's REIT status, was incorrectly applied and Regulation Section 1.857-8 was substantially complied with by the Company. The Company also requested relief under Regulation Section 301.9100-1 from the requirement in Regulation Section 1.857-8 that certain stockholder demands be made within 30 days from the end of the calendar year. The Company also stated in the Protest that the penalties under the Proposed Adjustment were incorrectly applied.

     In April 1994, the IRS notified the Company that it was withdrawing the Proposed Adjustment and that no taxes or penalties would be due for the tax years ending December 31, 1989, 1990 and 1991.


NOTE 8 - ACCOUNTING MATTERS

     Accounting principles and disclosure practices for Mortgage Interests have historically varied throughout the industry. At a May 1990 meeting, the Emerging Issues Task Force (EITF) reached a consensus (Issue Number 89-
4) that certain Mortgage Interests should be accounted for using a prospective net level yield method.

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


     At the end of each period, the amortized balance of the investment should equal the present value of the estimated cash flows discounted at the newly calculated effective yield. In the event that the yield is negative, the investment is to be written down to an amount equal to the undiscounted estimated future cash flows.

     As described in Note 4, the Company's investments in the REMICs relating to three separate series of MPCs (FHLMC 17, FNMA 24 and FNMA 25) entitle the Company to receive its proportionate share of the excess (if any) of the payments received from the mortgage certificates underlying MPCs over amounts required to pass through principal and interest to the holders of such MPCs. The Company is not entitled to reinvestment income earned on the underlying mortgage certificates, is not required to pay administrative expenses of the MPCs and does not have the right to elect early termination of any of the MPC classes. The Company's investments in FHLMC 17, FNMA 24 and FNMA 25 are accounted for using the prospective net level yield method.

     As described in Note 3, the Company's residual interest certificates with respect to five separate series of CMOs (Westam 1, 3, 5, 6 and ASW 65) entitle the Company to receive 100% of the excess of payments received from the pledged mortgage certificates together with reinvestment income thereon over amounts required to make debt service payment on such CMOs and to pay related administrative expenses relating to such CMOs. The Company also has the right, under certain conditions, to cause an early redemption of the CMOs. The Company previously used the equity method of accounting for its investments in Westam 1, 3, 5, 6 and ASW 65 and consolidated the accounts of these REMICs in the Company's consolidated financial statements. Effective December 31, 1993, the Company adopted the prospective net level yield method with respect to these investments to be consistent with the change in accounting for impaired assets as described below. The consolidated financial statements have been reclassified on a basis consistent with the prospective net level yield method, with no effect on previously reported net income (loss).

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 is applicable to debt and equity securities including investments in REMICs and requires all investments to be classified into one of three categories: held to maturity, available for sale, or trading. The Company acquired its residual interest certificates and interests relating to mortgage participation certificates without the intention to resell the assets. The Company has both the intent and ability to hold these investments to maturity and believes these investments meet the "held to maturity" criteria of SFAS No. 115.

     The primary difference between SFAS No. 115 and the method of accounting previously used by the Company relates to accounting for impairment of both residual interest certificates (see Note 3) and interests relating to mortgage participation certificates (see Note 4) (collectively Mortgage Interests). Previously, if the undiscounted estimated future net cash flows from these Mortgage Interests were less than the Company's financial reporting basis, the Mortgage Interest was considered to be impaired and the Company would establish a reserve for the difference so that the Mortgage Interest's projected yield would be 0%. Under SFAS No. 115, if a security is determined to have other than temporary impairment, the security is to be written down to a fair value. The Company reviewed all of its impaired Mortgage Interests and recorded a charge of $6,078,000 to record impaired Mortgage Interests at their fair value at December 31, 1993 in accordance with SFAS No. 115. For the three months ended March 31, 1994, the Company recorded additional charges of $472,000 to record impaired Mortgage Interests at their fair value as of March 31, 1994. Under SFAS No. 115, net income (loss) of prior years or periods is not restated. In determining fair value, the Company considered that the market for Mortgage Interests is volatile and thinly traded. Moreover, the Company acquired its Mortgage Interests without intention to resell those assets. Generally, Mortgage Interests are priced by discounting projected net cash flows from the Mortgage Interests at an assumed internal rate of return. Projected net cash flows have been estimated using the Public Securities Association median projected prepayment speeds and using current short-term interest rates in effect for floating rate CMO or MPC classes and assuming such short-term rates will stay in effect over the lives of the floating rate classes. The internal rates of return then used to discount the cash flows vary but management believes a reasonable rate for its Mortgage Interests at March 31, 1994 to be 20% if early redemptions are not considered. Using these assumptions, a comparison of the amortized cost and market value of the Company's Mortgage Interests at March 31, 1994, is as follows (in thousands):

                                                 Amortized    Estimated
                                                    Cost     Fair Value
                                                 ---------   ----------

     Residual Interest Certificates . . . .        $11,719     $10,661
     Interests Relating to Mortgage
       Participation Certificates . . . . .          3,351       3,382
                                                   -------     -------
     Total Mortgage Interests . . . . . . .        $15,070     $14,043
                                                   =======     =======


     The estimated prospective net level yield at March 31, 1994 of the Company's Mortgage Interests based on the amortized cost balance of $15,070,000, in the aggregate, is 15% without early redemptions being considered and 25% if early redemptions are considered. The timing and amount of redemption cash flows is highly uncertain because it is dependent upon levels of prepayments, interest rates and other factors.

     The assumptions used in calculating the above estimated fair value, net cash flows and the prospective net level yield were the March 31, 1994 LIBOR and COFI rates of 3.69% and 3.68%, respectively, and the March 31, 1994 Public Securities Association Prepayment median projected prepayment speeds for particular collateral as follows:

                  Prepayment Assumptions
- -------------------------------------------------------------
   Mortgage Interest          Collateral           Coupon         PSA%
   -----------------          ----------           ------         ----
        Westam 1                 GNMA I            10.5%           358
        Westam 3                 GNMA I             9.5%           385
        Westam 5                 GNMA I             9.0%           325
        Westam 6                 GNMA I             9.5%           385
        ASW 65                   GNMA I            10.0%           365
        FHLMC 17                 FHLMC             10.0%           448
        FNMA 24                  FNMA              10.0%           448
        FNMA 25                  FNMA               9.5%           450

     The projected yield and discounted present values of projected net cash flows are based on the assumptions at March 31, 1994 as described above. There will be differences, which may be material, between the projected yields and the actual yields and between the present values of projected net cash flows and the present values of actual net cash flows.


ITEM 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Interest Rates and Other Information


Results of Operations For The Three Months Ended March 31, 1994 and 1993

     The Company incurred a net loss of $675,000 or $.07 per share for the three months ended March 31, 1994 compared to a net loss of $10,824,000 or $1.11 per share for the three months ended March 31, 1993.

     The Company's income (loss) from mortgage assets was $172,000 of income in 1994 as compared to $9,705,000 of loss in 1993. The 1994 and 1993 amounts included charges of $472,000 and $10,103,000, respectively, to write down the Company's investments in several of its Mortgage Interests. Writedowns on Mortgage Interests declined because of a decrease in the average balance of Mortgage Interests owned by the Company and also a decline in projected mortgage prepayment rates. See "Interest Rates and Prepayments".

     The Company's interest expense declined from $641,000 in 1993 to $429,000 in 1994 as a result of the Company reducing its long-term debt.


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

     The Company has not purchased any Mortgage Interests since October
1988.

     On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 2001. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note 3 to the financial statements), by the Company's interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 4 to the financial statements), and by funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000 and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At March 31, 1994, $7,600,000 of funds held by Trustee are pledged under the Indenture.

     At March 31, 1994, the Company did not have any used or unused short-term debt or line of credit facilities.

     The Company has historically used its cash flow from operations for payment of dividends, operating expenses and payment of interest and principal on its short and long-term indebtedness. As a real estate investment trust (REIT), the Company is not subject to income tax at the corporate level so long as it distributes 95% of its taxable income to its shareholders. The Company has, in the past, distributed 100% of its taxable income to its stockholders. However, primarily as a result of the significant mortgage refinancing activity in both 1992 and 1993 (see "Interest Rates and Prepayments") the Company has accumulated a net operating loss carryforward, for income tax purposes, of approximately $49,300,000 as of December 31, 1993. This tax loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized, the Company will not be required to distribute dividends to its stockholders except for income that is deemed to be excess inclusion income. The Company anticipates that future cash flow from operations will be used for payment of operating expenses and debt service with the remainder, if any, available for investment in mortgage or real estate related assets. At March 31, 1994, the Company had $13,187,000 of cash and cash equivalents available for investment purposes.

Interest Rates and Prepayments

     One of the Company's major sources of income is its income from Mortgage Interests which consists of the Company's net investment in eight real estate mortgage investment conduits ("REMICs') as described in Notes 3 and 4 to the financial statements. The Company's cash flow and return on investment from its Mortgage Interests are highly sensitive to the prepayment rate on the related Mortgage Certificates and the variable interest rates on variable rate CMOs and MPCs.

     At March 31, 1994, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs was $87,363,000 in principal amount that pays interest based on LIBOR and $7,071,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related Mortgage Certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates for the three months ended March 31, 1994 and 1993 were as follows:

                                                 1994       1993
                                                 ----       ----

          LIBOR . . . . . . . . . . . . . . .    3.33%      3.23%
          COFI  . . . . . . . . . . . . . . .    3.80%      4.43%

     The LIBOR and COFI rates as of March 31, 1994 were 3.69% and 3.68%, respectively.

     On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which has a term of two years beginning July 1, 1992, requires the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. Through March 31, 1994, LIBOR has remained under 9.0% and, accordingly, no amounts have been payable under the agreement.

     The Company's cash flow and return on investment from Mortgage Interests also is sensitive to prepayment rates on the Mortgage Certificates securing the CMOs and underlying the MPCs. In general, slower prepayment rates will tend to increase the cash flow and return on investment from Mortgage Interests, and faster prepayment rates will tend to decrease the cash flow and return on investment from Mortgage Interests. The rate of principal prepayments on Mortgage Certificates is influenced by a variety of economic, geographic, social and other factors. In general, prepayments of the Mortgage Certificates should increase when the current mortgage interest rates fall below the interest rates on the fixed rate mortgage loans underlying the Mortgage Certificates. Conversely, to the extent that then current mortgage interest rates exceed the interest rates on the mortgage loans underlying the Mortgage Certificates, prepayments of such Mortgage Certificates should decrease. Prepayment rates also may be affected by the geographic location of the mortgage loans underlying the Mortgage Certificates, conditions in mortgage loan, housing and financial markets, the assumability of the mortgage loans and general economic conditions.

     The national average contract interest rate for major lenders on purchase of previously occupied homes, as published by the Federal Housing Finance Board, decreased from an average of 9.04% in 1991 to an average of 7.84% in 1992 to an average of 6.96% in 1993. This resulted in a significant increase in refinancing activity beginning in the fourth quarter of 1991 and continuing throughout 1992 and 1993. As a result, the Company incurred a charge of $10,103,000 to writedown its Mortgage Interests to their estimated undiscounted cash flows for the three months ended March 31,
1993.   This mortgage interest rate has subsequently risen from 6.65% in
December 1993 to 6.84% in March 1994 and projected prepayment rates have declined. The Company's income from mortgage assets was $172,000 for the three months ended March 31, 1994.


PART II.  OTHER INFORMATION


ITEM 1.       Legal Proceedings

              On February 18, 1993, the Internal Revenue Service sent to the Company a proposed adjustment (the "Proposed Adjustment") to the amount of taxes owed by the Company for the years ending December 31, 1989, December 31, 1990 and December 31, 1991 as indicated below:

                                                     Penalties
                                        -----------------------------------
     Year                  Tax            Section 6661       Section 6662
     ----                  ---            ------------       ------------
December 31, 1989      $1,646,582           $411,645
December 31, 1990      $3,852,589                             $  770,518
December 31, 1991      $5,391,042                             $1,078,203


     The Proposed Adjustment did not include any amounts for interest which might be owed by the Company. The Internal Revenue Service claimed that the Company did not meet the statutory requirements to be taxed as a REIT for the years ending December 31, 1989, 1990 and 1991 because the Company did not demand certain stockholder information pursuant to Regulation Section 1.857-8 under the Internal Revenue Code within the specified 30-day period of each of the Company's year-ends.

     On March 18, 1993, the Company filed a protest with the District Director of the Internal Revenue Service challenging the proposed adjustments (the "Protest"). In the Protest, the Company has stated that
(i) the Company has made all the requisite demands of its stockholders for each applicable year and has thus complied with Regulation Section 1.857-8,
(ii) Regulation Section 1.857-8(e), under which the revenue agent relied upon to revoke the Company's REIT status, was incorrectly applied, and (iii) the Company substantially complied with Regulation Section 1.857-8.

     The Company also requested relief under Regulation Section 301.9100-1 from the requirement in Regulation Section 1.857-8 that certain stockholder demands be made within 30 days from the end of a calendar year. The Company also stated in the Protest that the penalties imposed under the Proposed Adjustment were incorrectly applied.

     In April 1994, the IRS notified the Company that it was withdrawing the Proposed Adjustment and that no taxes or penalties would be due for the tax years ending December 31, 1989, 1990 and 1991.


ITEM 2.       Changes in Securities

                 Not applicable


ITEM 3.       Defaults Upon Senior Securities

                 Not applicable


ITEM 4.       Submission of Matters to a Vote of Security Holders

                 Not applicable


ITEM 5.       Other Information

                 Not applicable


ITEM 6.       Exhibits and Reports on Form 8-k

                 (a)  Exhibits - None

                 (b)  Reports on Form 8-K - None



                                 SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                HOMEPLEX MORTGAGE INVESTMENTS CORPORATION




May 12, 1994                           By         JAY R. HOFFMAN
                                         -----------------------------------
                                           Jay R. Hoffman, Vice President,
                                          Treasurer, Chief Financial Officer
                                            and a Duly Authorized Officer