Form 10-Q
period 1994-06-30
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1994-08-11
CIK 833079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 1-9977

                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)



            Maryland                                      86-0611231
     (State or Other Jurisdiction)                     (I.R.S.Employer
   of Incorporation or Organization)                  Identification No.)

   5333 North 7th Street,Suite 219                          85014
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
                                       ---    ---

As of August 11, 1994; 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1  Financial Statements


                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   As Of June 30, 1994 and December 31, 1993
                  (Dollars In Thousands Except Per Share Data)
                                  (Unaudited)



                                               June 30,       Dec. 31,
                                                 1994           1993
                                              -----------    ----------
ASSETS

Cash and cash equivalents .................   $    10,993    $   16,247
Real estate loans .........................         5,096           320
Residual interest certificates ............         9,239        14,025
Funds held by Trustee .....................         7,178         8,761
Interests relating to mortgage
  participation certificates ..............         3,114         3,710
Other assets ..............................           641           819
                                              -----------    ----------

Total Assets ..............................   $    36,261    $   43,882
                                              ===========    ==========


LIABILITIES

Long-term debt ............................   $    14,447    $   19,926
Accounts payable and other liabilities ....         1,082         1,093
Accrued interest payable ..................           141           194
Dividend payable ..........................          --             292
                                              -----------    ----------

Total Liabilities .........................        15,670        21,505
                                              -----------    ----------

Contingencies


STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share;
  50,000,000 shares authorized;
  issued and outstanding - 9,875,655 shares            99            99
Additional paid-in capital ................        84,046        84,046
Cumulative net loss .......................       (22,099)      (20,330)
Cumulative dividends ......................       (41,045)      (41,045)
Treasury stock - 159,138 shares in 1994 and
  143,938 shares in 1993 ..................          (410)         (393)
                                              -----------    ----------

Total Stockholders' Equity ................        20,591        22,377
                                              -----------    ----------

Total Liabilities and Stockholders' Equity    $    36,261    $   43,882
                                              ===========    ==========


See notes to consolidated financial statements.


                                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                    CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) For The Three And
                                   Six Months Ended June 30, 1994 and 1993
                                (Dollars In Thousands Except Per Share Data))
                                                 (Unaudited)


                                                               Three Months             Six Months
                                                              Ended June 30,           Ended June 30,
                                                              --------------           --------------
                                                           1994           1993       1994           1993
                                                           ----           ----       ----           ----

INCOME (LOSS) FROM MORTGAGE ASSETS

Interest income on real estate loans.................    $     283    $      -      $    401    $      -
Income (loss) from residual interest certificates....         (870)      (4,751)        (986)      (9,695)
Income (loss) from interests relating to mortgage
  participation certificates.........................          183       (2,437)         337       (7,354)
Other income.........................................           71          155           87          311
                                                         ---------    ---------     --------    ---------
                                                              (333)      (7,033)        (161)     (16,738)

Interest Expense.....................................          363          620          792        1,261
                                                         ---------    ---------     --------    ---------

Income (Loss) Before Other Expenses..................         (696)      (7,653)        (953)     (17,999)
                                                         ---------    ---------     --------    ---------

OTHER EXPENSES

General and administrative...........................          351          464          720          930
Hedging expense......................................           47           31           96           43
                                                        ----------   ----------    ---------   ----------

Total Other Expenses.................................          398          495          816          973
                                                        ----------   ----------    ---------   ----------

Net Income (Loss)....................................    $  (1,094)   $  (8,148)   $  (1,769)   $ (18,972)
                                                         =========    =========    =========    =========


SHARE DATA

Net Income (Loss) Per Share..........................    $    (.11)   $    (.84)    $   (.18)   $   (1.95)
                                                         =========    =========     ========    =========

Weighted Average Number Of Shares Of Common Stock
  And Common Stock Equivalents Outstanding...........    9,718,000    9,731,717    9,724,708    9,732,396
                                                         =========    =========    =========    =========


See notes to consolidated financial statements.


                                       HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         For The Six Months Ended June 30, 1994
                                              (Dollars In Thousands)
                                                   (Unaudited)

                                                          Additional      Cumulative
                                      Number       Par      Paid-In       Net Income      Cumulative   Treasury
                                    Of Shares     Value     Capital         (Loss)        Dividends      Stock       Total
                                    ---------     -----   ----------      ----------      ---------    --------      -----
Balance at December 31, 1993....     9,875,655     $99      $84,046        $(20,330)      $(41,045)     $(393)      $22,377

Treasury stock acquired -
  15,200 shares.................             -       -            -               -              -        (17)          (17)

Net loss........................             -       -            -          (1,769)             -          -        (1,769)
                                  ------------    ----    ---------       ---------      ---------     ------     ---------

Balance at June 30, 1994........     9,875,655     $99      $84,046        $(22,099)      $(41,045)     $(410)      $20,591
                                     =========     ===      =======        ========       ========      =====       =======

                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Six Months Ended June 30, 1994 and 1993
                          Increase (Decrease) In Cash
                             (Dollars In Thousands)
                                  (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES                1994         1993
                                                ----------    ----------

Net loss ....................................   $   (1,769)   $  (18,972)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Write-downs and non-cash losses on
      residual interest certificates ........        1,493         9,695
    Amortization of debt costs ..............          134           106
    Amortization of hedging costs ...........           96            43
    Increase (decrease) in accrued
      interest payable ......................          (53)          160
    Increase in other assets ................          (52)         (219)
    Decrease in accounts payable and
      other liabilities .....................          (11)         (152)
    Write-downs on interests relating to
      mortgage participation certificates ...         --           7,354
                                                ----------    ----------

Net Cash Used In Operating Activities .......         (162)       (1,985)
                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Real estate loans funded ....................       (4,978)         --
Amortization of residual
  interest certificates .....................        3,293         8,360
(Increase) decrease in funds held by Trustee         1,583        (1,304)
Amortization of interests relating to
  mortgage participation certificates .......          596         2,608
Principal payments received on
  real estate loans .........................          202          --
Increase in short-term investments ..........         --          (1,477)
                                                ----------    ----------

Net Cash Provided By Investing Activities ...          696         8,187
                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on long-term debt ...       (5,479)       (4,879)
Dividends paid ..............................         (292)         --
Repurchases of common stock .................          (17)          (49)
                                                ----------    ----------

Net Cash Used In Financing Activities .......       (5,788)       (4,928)
                                                ----------    ----------

Net Increase (Decrease) In Cash .............       (5,254)        1,274

Cash And Cash Equivalents At
  Beginning Of Period .......................       16,247        14,172
                                                ----------    ----------

Cash And Cash Equivalents At
  End Of Period .............................   $   10,993    $   15,446
                                                ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest ......................   $      711    $      995
                                                ==========    ==========

See notes to consolidated financial statements.

                         HOMEPLEX MORTGAGE INVESTMENTS
                                  CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994
                                  (Unaudited)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Homeplex Mortgage Investments Corporation, a Maryland Corporation (the Company) commenced operations in July 1988. As described in Notes 2, 3 and 4, the Company has purchased interests in mortgage certificates securing collateralized mortgage obligations (CMOs), interests relating to mortgage participation certificates (MPCs) (collectively Mortgage Interests). Since December 1993, the Company has originated four real estate loans secured by various First Deeds of Trust on real properties located in Arizona (see Note 2).

     The accompanying interim financial statements do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1993 financial statements and notes thereto.


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

     Real Estate Loans

     Real estate loans consist of four separate loans secured by various First Deeds of Trust on real properties located in Arizona. Such loans bear interest at rates between 16% and 24% per annum, payable monthly, with all principal due within one year. Two of the loans, aggregating $467,000, may be extended for one year under certain conditions.

     Interests Relating To Mortgage Participation Certificates and Residual Interest Certificates

     Interests relating to mortgage participation certificates and residual interest certificates are accounted for as described in Notes 3, 4 and 7.

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

     The following summarizes the Company's investment at June 30, 1994:

                                             Company's  Amortized
                   CMO Series                  Cost (See Note 7)
                                                (In Thousands)

                   Westam 1.....................   $  1,532
                   Westam 3.....................        303
                   Westam 5.....................        345
                   Westam 6.....................         40
                   ASW 65.......................      7,019
                                                   --------
                                                   $  9,239
                                                   ========

     The following summarizes the combined assets and liabilities of the five REMICs at June 30, 1994 (in thousands):

     Assets:
       Outstanding Principal Balance of Mortgage
         Certificates...........................                   $328,164
       Funds Held By Trustee....................                     15,515
       Accrued Interest Receivable..............                      2,632
                                                                   --------
                                                                   $346,311
                                                                   ========

       Range of Stated Coupon Rate of Mortgage
         Certificates...........................  9.0%-10.5%

    Liabilities:
      Outstanding Principal Balance of CMOs:
      Fixed Rate................................   $280,173
      Floating Rate - LIBOR Based...............     59,148
                                                   --------
      Total CMO Principal Balance...............                   $339,321
     Accrued Interest Payable...................                      3,107
                                                                   --------
                                                                   $342,428
                                                                   ========
       Range of Stated Interest Rates on
         CMOs...................................                 0% to 9.9%

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

     Effective December 31, 1993, the Company adopted the prospective net level yield method with respect to these investments (see Note 7). The cumulative effect of the change was recorded as of December 31, 1993. Income for the three and six months ended June 30, 1994 has been determined using the prospective net level yield method. The consolidated financial statements have been reclassified on a basis consistent with the prospective net level yield method, with no effect on previously reported net income (loss).

     Prior to December 31, 1993 (see Note 7), the Company accounted for its investment in these five REMICs using the equity method of accounting. Accordingly, the Company consolidated the financial statements of the REMICs in its financial statements and included the respective REMICs income or loss in its consolidated statement of net income (loss). In the event the undiscounted estimated future net cash flows from the residual interest were less than the Company's financial reporting basis, the residual interest was considered to be impaired and the Company established a reserve for the difference. The reserves were then amortized to income as the loss actually occurred. Because of the continuing low interest rate environment, beginning in the quarter ended September 30, 1993, the Company incorporated redemption proceeds into the undiscounted cash flow estimates used to establish reserves. The estimated redemption proceeds were adjusted each quarter as part of the Company's undiscounted cash flow estimates. These redemption proceeds estimates were calculated assuming that the current interest rate environment exists at the time redemptions are possible. The following summarizes the Company's combined income (loss) from these REMICs for the three and six months ended June 30, 1993 (in thousands) prior to the cumulative effect of the change in accounting principle described in Note 7:
                                                       June 30, 1993
                                                    --------------------
                                                    Three Mo.    Six Mo.
                                                     Ended       Ended
                                                    ---------   --------
Interest income, including amortization
  of mortgage premium or discount
  and reinvestment income from mortgage
  collateral ....................................   $ 15,333    $ 31,625
CMO interest, including amortization of
  debt discount, and administration expense .....    (17,756)    (33,806)
Writedown of investment to estimated
  undiscounted cash flows, net of amortization ..     (2,328)     (7,514)
                                                                --------

Income (loss) from residual interest certificates   $ (4,751)   $ (9,695)
                                                    ========    ========

     The average LIBOR-reset rates on the floating rate CMO classes were 4.00% and 3.16%, respectively, for the three months ended June 30, 1994 and 1993 and 3.67% and 3.20%, respectively, for the six months ended June 30, 1994 and 1993. At June 30, 1994, LIBOR was 4.57%.

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

     The Company accounts for its interests relating to these mortgage participation certificates using the prospective net level yield method as described in Note 7. In the event the undiscounted estimated future net cash flows from the MPC Series are less than the Company's financial reporting basis, the Company reduces its financial reporting basis. The Company took charges of $2,437,000 and $7,354,000, respectively, for the three and six months ended June 30, 1993 to reduce the MPC Series to their undiscounted estimated future net cash flows. Effective December 31, 1993, the Company changed its method of accounting for impairment on these investments to the method described in Note
7. The following summarizes the Company's investment relating to MPCs at June 30, 1994:


                  Company's Amortized Cost   Company's Percentage Ownership
  MPC Series          At June 30, 1994       Of Interests Relating To MPCs
- - -------------         ----------------       -------------------------------
                       (In Thousands)

FHLMC 17                   $   262                     100.00%
FNMA 1988-24                 1,961                      20.20%
FNMA 1988-25                   891                      45.07%
                           -------
                           $ 3,114
                           =======


     The following summarizes the Company's proportionate interest in the aggregate mortgage certificates and MPCs at June 30, 1994 (in thousands):


Mortgage Certificates Underlying MPCs:
  Outstanding Principal Balance ..................   $ 149,740
  Range of Stated Coupon Rates ...................   9.5%-10.0%

MPCs:
  Outstanding Principal Balance:
    Fixed Rate ...................................   $ 134,616
    Floating Rate - LIBOR Based ..................       8,981
    Floating Rate - COFI Based ...................       6,143
                                                     ---------

    Total MPCs Principal Balance .................   $ 149,740
                                                     =========

  Range of Stated Interest Rates on MPCs..........   2.97%-9.9%


     The average LIBOR and COFI rates used to determine income from the interests relating to the above MPCs were as follows:

                               Three Months            Six Months
                              Ended June 30,          Ended June 30,
                             ----------------        ----------------
                             1994        1993        1994        1993
                             ----        ----        ----        ----

     LIBOR..............    4.00%       3.16%       3.67%       3.20%
     COFI...............    3.66%       4.25%       3.73%       4.34%

     The LIBOR and COFI rates as of June 30, 1994 were 4.57% and 3.73%, respectively.


NOTE 5 - LONG-TERM DEBT

     On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on November 14, 1998. In connection with the financing, the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the life of the financing. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note 3), by the Company's Interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At June 30, 1994, Funds held by Trustee consisted of $5,918,000 in the reserve fund and $1,260,000 of other funds pledged under the Indenture.


NOTE 6 - HEDGING

     On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which has a term of two years beginning July 1, 1992, requires the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. Through June 30, 1994, LIBOR remained under 9.0% and, accordingly, no amounts were paid under the agreement.


NOTE 7 - ACCOUNTING MATTERS

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

     The primary difference between SFAS No. 115 and the method of accounting previously used by the Company relates to accounting for impairment of both residual interest certificates (see Note 3) and interests relating to mortgage participation certificates (see Note 4) (collectively Mortgage Interests). Previously, if the undiscounted estimated future net cash flows from these Mortgage Interests were less than the Company's financial reporting basis, the Mortgage Interest was considered to be impaired and the Company would establish a reserve for the difference so that the Mortgage Interest's projected yield would be 0%. Under SFAS No. 115, if a security is determined to have other than temporary impairment, the security is to be written down to a fair value. The Company reviewed all of its impaired Mortgage Interests and recorded a charge of $6,078,000 to record impaired Mortgage Interests at their fair value at December 31, 1993 in accordance with SFAS No. 115. For the three and six months ended June 30, 1994, the Company recorded additional charges of $472,000 and $1,493,000 , respectively, to record impaired Mortgage Interests at their fair value. Under SFAS No. 115, net income (loss) of prior years or periods is not restated. In determining fair value, the Company considered that the market for Mortgage Interests is volatile and thinly traded. Moreover, the Company acquired its Mortgage Interests without intention to resell those assets. Generally, Mortgage Interests are priced by discounting projected net cash flows from the Mortgage Interests at an assumed internal rate of return. Projected net cash flows have been estimated using the Public Securities Association median projected prepayment speeds and using current short-term interest rates in effect for floating rate CMO or MPC classes and assuming such short-term rates will stay in effect over the lives of the floating rate classes. The internal rates of return then used to discount the cash flows vary but management believes a reasonable rate for its Mortgage Interests at June 30, 1994 to be 32% if early redemptions are not considered. Using these assumptions, a comparison of the amortized cost and estimated fair value of the Company's Mortgage Interests at June 30, 1994, is as follows (in thousands):

                                                   Amortized  Estimated Fair
                                                      Cost         Value

     Residual Interest Certificates .............   $ 9,239       $6,600
     Interests Relating to Mortgage Participation
       Certificates .............................     3,114        2,500
                                                    -------       ------
     Total Mortgage Interests ...................   $12,353       $9,100
                                                    =======       ======


     The estimated prospective net level yield at June 30, 1994 of the Company's Mortgage Interests based on the amortized cost balance of $12,353,000, in the aggregate, is 17% without early redemptions being considered and 25% if early redemptions are considered. The timing and amount of redemption cash flows is highly uncertain because it is dependent upon levels of prepayments, interest rates and other factors.

     The assumptions used in calculating the above estimated fair value, net cash flows and the prospective net level yield were the June 30, 1994 LIBOR and COFI rates of 4.57% and 3.73%, respectively, and the June 30, 1994 Public Securities Association Prepayment median projected prepayment speeds for particular collateral as follows:

                   Prepayment Assumptions
     ----------------------------------------------
     Mortgage Interest     Collateral        Coupon                PSA%
     -----------------     ----------        ------                ----
       Westam 1              GNMA I          10.5%                 320
       Westam 3              GNMA I           9.5%                 252
       Westam 5              GNMA I           9.0%                 206
       Westam 6              GNMA I           9.5%                 252
       ASW 65                GNMA I          10.0%                 298
       FHLMC 17              FHLMC           10.0%                 360
       FNMA 24               FNMA            10.0%                 360
       FNMA 25               FNMA             9.5%                 303

     The projected yield and discounted present values of projected net cash flows are based on the assumptions at June 30, 1994 as described above. There will be differences, which may be material, between the projected yields and the actual yields and between the present values of projected net cash flows and the present values of actual net cash flows.


ITEM 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Interest Rates and Other Information

Results of Operations For The Three And Six Months Ended June 30, 1994 and 1993

     The Company incurred a net losses of $1,094,000 or $.11 per share and $1,769,000 or $.18 per share, respectively, for the three and six months ended June 30, 1994 compared to net losses of $8,148,000 or $.84 per share and $18,972,000 or $1.95 per share for the comparable periods in 1993.

     The Company's loss from mortgage assets was $333,000 and $161,000, respectively, for the three and six months ended June 30, 1994 as compared to losses of $7,033,000 and $16,738,000 for the comparable periods in 1993. The above amounts include charges of $1,178,000 and $1,493,000, respectively, for the three and six months ended June 30, 1994 and charges of $4,766,000 and $14,869,000, respectively, for the three and six months ended June 30, 1993 to writedown the Company's investments in several of its Mortgage Interests. Writedowns on Mortgage Interests declined in 1994 as compared to 1993 because of a decrease in the average balance of Mortgage Interests owned by the Company and also a decline in projected mortgage prepayment rates. See "Interest Rates and Prepayments".

     The Company's interest expense declined from $620,000 and $1,261,000, respectively, for the three and six months ended June 30, 1993 to $363,000 and $792,000 for the comparable periods in 1994 as a result of the Company reducing its long-term debt.


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

     The Company has not purchased any Mortgage Interests since October 1988.

     On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 2001. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note 3 to the financial statements), by the Company's interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 4 to the financial statements), and by funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000 and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At June 30, 1994, $7,178,000 of funds held by Trustee are pledged under the Indenture.

     At June 30, 1994, the Company did not have any used or unused short-term debt or line of credit facilities.

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

     Since December 1993, the Company has originated four separate real estate loans secured by various First Deeds of Trust on real properties located in Arizona. Such loans bear interest at rates between 16% and 24% per annum, payable monthly, with all principal due within one year. Two of the loans, aggregating $467,000, may be extended for one year under certain conditions.

     At June 30, 1994, the Company had $10,993,000 of cash and cash equivalents available for investment purposes.

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

     At June 30, 1994, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs was $68,129,000 in principal amount that pays interest based on LIBOR and $6,143,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related Mortgage Certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                          Three Months                      Six Months
                         Ended June 30,                   Ended June 30,
                         --------------                   --------------
                       1994         1993                1994         1993
                       ----         ----                ----         ----

LIBOR.............    4.00%        3.16%               3.67%        3.20%
COFI..............    3.66%        4.25%               3.73%        4.34%

     The LIBOR and COFI rates as of June 30, 1994 were 4.57% and 3.73%, respectively.

     On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which had a term of two years beginning July 1, 1992, required the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. Through June 30, 1994, LIBOR has remained under 9.0% and, accordingly, no amounts were paid under the agreement.

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

     The national average contract interest rate for major lenders on purchase of previously occupied homes, as published by the Federal Housing Finance Board, decreased from an average of 9.04% in 1991 to an average of 7.84% in 1992 to an average of 6.96% in 1993. This resulted in a significant increase in refinancing activity beginning in the fourth quarter of 1991 and continuing throughout 1992 and 1993. As a result, the Company incurred charges of $4,766,000 and $14,869,000, respectively, to writedown its Mortgage Interests to their estimated undiscounted cash flows for the three and six months ended June 30, 1993. This mortgage interest rate has subsequently risen from 6.65% in December 1993 to 7.36 % in June 1994 and projected prepayment rates have declined. However, actual prepayments have been declining slower than projected and, as a result, the Company has incurred additional charges of $1,178,000 and $1,493,000, respectively, for the three and six months ended June 30, 1994 to writedown its Mortgage Interests.


PART II.  OTHER INFORMATION


ITEM 1.                 Legal Proceedings

                        Not applicable


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


                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION



August 11, 1994                By           \JAY R. HOFFMAN
                                  ---------------------------------------
                                       Jay R. Hoffman, Vice President,
                                     Treasurer, Chief Financial Officer
                                        and a Duly Authorized Officer