Form 10-Q
period 1994-09-30
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1994-11-10
CIK 833079

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM  10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:     Yes / X /    No  /   / .

As of November 9, 1994; 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding.

============================================================================

PAGE>

PART I.  FINANCIAL INFORMATION


ITEM 1  Financial Statements


                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
               As Of September 30, 1994 and December 31, 1993
                (Dollars In Thousands Except Per Share Data)
                               (Unaudited)

                                                         Sept. 30, Dec. 31,
                                                           1994      1993
                                                         --------  --------
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . .  $ 11,024  $ 16,247
Real estate loans . . . . . . . . . . . . . . . . . . .     4,865       320
Residual interest certificates  . . . . . . . . . . . .     8,568    14,025
Funds held by Trustee . . . . . . . . . . . . . . . . .     6,853     8,761
Interests relating to mortgage
  participation certificates  . . . . . . . . . . . . .     2,937     3,710
Other assets  . . . . . . . . . . . . . . . . . . . . .       912       819
                                                         --------  --------

Total Assets  . . . . . . . . . . . . . . . . . . . . .  $ 35,159  $ 43,882
                                                         ========  ========
LIABILITIES

Long-term debt  . . . . . . . . . . . . . . . . . . . .  $ 12,927  $ 19,926
Accounts payable and other liabilities  . . . . . . . .     1,106     1,093
Accrued interest payable  . . . . . . . . . . . . . . .       126       194
Dividend payable  . . . . . . . . . . . . . . . . . . .         -       292
                                                         --------  --------

Total Liabilities . . . . . . . . . . . . . . . . . . .    14,159    21,505
                                                         --------  --------
Contingencies

STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share;
  50,000,000 shares authorized;
  issued and outstanding - 9,875,655 shares . . . . . .        99        99
Additional paid-in capital  . . . . . . . . . . . . . .    84,046    84,046
Cumulative net loss . . . . . . . . . . . . . . . . . .   (21,690)  (20,330)
Cumulative dividends  . . . . . . . . . . . . . . . . .   (41,045)  (41,045)
Treasury stock - 159,138 shares in 1994
  and 143,938 shares in 1993  . . . . . . . . . . . . .      (410)     (393)
                                                         --------  --------

Total Stockholders' Equity  . . . . . . . . . . . . . .    21,000    22,377
                                                         --------  --------

Total Liabilities and Stockholders' Equity  . . . . . .  $ 35,159  $ 43,882
                                                         ========  ========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
       For The Three And Nine Months Ended September 30, 1994 and 1993
                (Dollars In Thousands Except Per Share Data))
                                 (Unaudited)


                                    Three Months            Nine Months
                                   Ended Sept. 30,        Ended Sept. 30,
                                   ---------------        ---------------
                                   1994       1993        1994        1993
                                   ----       ----        ----        ----


INCOME (LOSS) FROM MORTGAGE ASSETS

Interest income on real
  estate loans  . . . . . . .    $     297  $       -  $     698  $       -
Income (loss) from residual
  interest certificates . . .          457     (2,672)      (529)   (12,367)
Income (loss) from interests
  relating to mortgage
  participation certificates.          172       (585)       509     (7,939)
Other income  . . . . . . . .          133        141        220        452
                                 ---------  ---------  ---------  ---------
                                     1,059     (3,116)       898    (19,854)

Interest Expense  . . . . . .          314        532      1,106      1,793
                                 ---------  ---------  ---------  ---------

Income (Loss) Before
  Other Expenses. . . . . . .          745     (3,648)      (208)   (21,647)
                                 ---------  ---------  ---------  ---------

OTHER EXPENSES

General and administrative. .          336        354      1,056      1,284
Hedging expense . . . . . . .            -         48         96         91
                                 ---------  ---------  ---------  ---------

Total Other Expenses. . . . .          336        402      1,152      1,375
                                 ---------  ---------  ---------  ---------
Net Income (Loss) . . . . . .    $     409  $  (4,050) $  (1,360) $ (23,022)
                                 =========  =========  =========  =========
SHARE DATA

Net Income (Loss) Per Share .    $     .04  $    (.42) $    (.14) $   (2.37)
                                 =========  =========  =========  =========
Weighted Average Number Of
  Shares Of Common Stock And
  Common Stock Equivalents
  Outstanding . . . . . . . .    9,716,517  9,731,717  9,721,977  9,732,170
                                 =========  =========  =========  =========

See notes to consolidated financial statements.


                              HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             For The Nine Months Ended September 30, 1994
                                        (Dollars In Thousands)
                                             (Unaudited)

                                             Additional  Cumulative
                            Number     Par    Paid-In    Net Income  Cumulative  Treasury
                           Of Shares  Value   Capital     (Loss)     Dividends    Stock    Total
                           ---------  -----  ----------  ----------  ----------  --------  -----
Balance at
  December 31, 1993 . . .  9,875,655   $99    $84,046     $(20,330)   $(41,045)   $(393)  $22,377


Treasury stock acquired -
  15,200 shares . . . . .          -     -          -            -           -      (17)      (17)


Net loss  . . . . . . . .          -     -          -       (1,360)          -        -    (1,360)
                           ---------   ---    -------     --------    --------    -----   -------
Balance at
  September 30, 1994. . .  9,875,655   $99    $84,046     $(21,690)   $(41,045)   $(410)  $21,000
                           =========   ===    =======     ========    ========    =====   =======

See notes to consolidated financial statements.

                 HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For The Nine Months Ended September 30, 1994 and 1993
                         Increase (Decrease) In Cash
                           (Dollars In Thousands)
                                 (Unaudited)

                                                         1994        1993
                                                         ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss  . . . . . . . . . . . . . . . . . . . . . . $  (1,360)  $ (23,022)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Write-downs and non-cash losses on residual
      interest certificates . . . . . . . . . . . . .     1,244      12,367
    Increase in other assets  . . . . . . . . . . . .      (369)       (138)
    Amortization of debt costs  . . . . . . . . . . .       180         149
    Amortization of hedging costs . . . . . . . . . .        96          91
    Increase (decrease) in accrued interest payable .       (68)        139
    Increase (decrease) in accounts payable and
      other liabilities . . . . . . . . . . . . . . .        13        (151)
    Write-downs on interests relating to
      mortgage participation certificates . . . . . .         -       7,939
                                                      ---------   ---------
Net Cash Used In Operating Activities . . . . . . . .      (264)     (2,626)
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Real estate loans funded. . . . . . . . . . . . . . .    (4,978)          -
Amortization of residual interest certificates. . . .     4,213      11,816
(Increase) decrease in funds held by Trustee. . . . .     1,908      (4,741)
Amortization of interests relating to mortgage
  participation certificates. . . . . . . . . . . . .       773       4,708
Principal payments received on real estate loans. . .       433           -
                                                      ---------   ---------
Net Cash Provided By Investing Activities . . . . . .     2,349      11,783
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on long-term debt . . . . . .    (6,999)     (6,411)
Dividends paid. . . . . . . . . . . . . . . . . . . .      (292)          -
Repurchases of common stock . . . . . . . . . . . . .       (17)        (49)
                                                      ---------   ---------

Net Cash Used In Financing Activities . . . . . . . .    (7,308)     (6,460)
                                                      ---------   ---------

Net Increase (Decrease) In Cash . . . . . . . . . . .    (5,223)      2,697

Cash And Cash Equivalents At Beginning Of Period. . .    16,247      14,172
                                                      ---------   ---------

Cash And Cash Equivalents At End Of Period. . . . . . $  11,024   $  16,869
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest. . . . . . . . . . . . . . . . $     994   $   1,505
                                                      =========   =========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1994
                                 (Unaudited)


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

     The accompanying interim financial statements do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1993 financial statements and notes thereto.


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

     The income (loss) reported in the accompanying financial statements is different than taxable income (loss) because some income and expense items are reported in different periods for income tax purposes. The principal differences relate to the amortization of Mortgage Interests and the treatment of stock option expense.

     Real Estate Loans

     Real estate loans consist of four separate loans secured by various First Deeds of Trust on real properties located in Arizona. Such loans bear interest at rates between 16% and 24% per annum, payable monthly, with all principal due within one year. Two of the loans, aggregating $236,000, may be extended for one year under certain conditions.

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

     The following summarizes the Company's investment at September 30, 1994:

                                                 Company's  Amortized
              CMO Series                          Cost (See Note 7)
              ----------                        --------------------
                                                    (In Thousands)

              Westam 1  . . . . . . . . . . . . . .   $  1,353
              Westam 3  . . . . . . . . . . . . . .        212
              Westam 5  . . . . . . . . . . . . . .        317
              Westam 6  . . . . . . . . . . . . . .         37
              ASW 65  . . . . . . . . . . . . . . .      6,649
                                                      --------
                                                      $  8,568
                                                      ========

     The following summarizes the combined assets and liabilities of the five REMICs at September 30, 1994 (in thousands):

        Assets:
        Outstanding Principal Balance of
          Mortgage Certificates . . . . . . . . .                  $ 307,397
          Funds Held By Trustee . . . . . . . . .                    10,855
          Accrued Interest Receivable . . . . . .                     2,463
                                                                   ---------
                                                                   $ 320,715
                                                                   =========

          Range of Stated Coupon Rate of Mortgage
             Certificates . . . . . . . . . . . . .    9.0%-10.5%

        Liabilities:
          Outstanding Principal Balance of CMOs:
            Fixed Rate  . . . . . . . . . . . . . .      $264,304
            Floating Rate - LIBOR Based . . . . . .        49,781
                                                         --------

            Total CMO Principal Balance . . . . .                  $ 314,085
          Accrued Interest Payable  . . . . . . .                      2,932
                                                                   $ 317,017
                                                                   =========
          Range of Stated Interest Rates on
            CMOs  . . . . . . . . . . . . . . . .
                                                                  0% to 9.9%

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

        Effective December 31, 1993, the Company adopted the prospective net level yield method with respect to these investments (see Note 7). The cumulative effect of the change was recorded as of December 31, 1993. Income for the three and nine months ended September 30, 1994 has been determined using the prospective net level yield method. The consolidated financial statements have been reclassified on a basis consistent with the prospective net level yield method, with no effect on previously reported net income (loss).

        Prior to December 31, 1993 (see Note 7), the Company accounted for its investment in these five REMICs using the equity method of accounting. Accordingly, the Company consolidated the financial statements of the REMICs in its financial statements and included the respective REMICs income or loss in its consolidated statement of net income (loss). In the event the undiscounted estimated future net cash flows from the residual interest were less than the Company's financial reporting basis, the residual interest was considered to be impaired and the Company established a reserve for the difference. The reserves were then amortized to income as the loss actually occurred. Because of the continuing low interest rate environment, beginning in the quarter ended September 30, 1993, the Company incorporated redemption proceeds into the undiscounted cash flow estimates used to establish reserves. The estimated redemption proceeds were adjusted each quarter as part of the Company's undiscounted cash flow estimates. These redemption proceeds estimates were calculated assuming that the current interest rate environment exists at the time redemptions are possible.
The following summarizes the Company's combined income (loss) from these REMICs for the three and nine months ended September 30, 1993 (in thousands) prior to the cumulative effect of the change in accounting principle described in Note 7:

                                                           Sept. 30, 1993
                                                           --------------
                                                        Three Mo.   Nine Mo.
                                                          Ended      Ended
                                                          -----      -----
     Interest income, including amortization of
        mortgage premium or discount and reinvestment
        income from mortgage collateral . . . . . . . .  $ 13,504   $ 45,130
     CMO interest, including amortization of debt
        discount, and administration expense  . . . . .   (18,984)   (52,790)
     Writedown of investment to estimated
        undiscounted cash flows, net of amortization  .     2,808     (4,707)
                                                         --------   --------

     Income (loss) from residual interest certificates   $ (2,672)  $(12,367)
                                                         ========   ========

     The average LIBOR-reset rates on the floating rate CMO classes were 4.65% and 3.19%, respectively, for the three months ended September 30, 1994 and 1993 and 3.99% and 3.19%, respectively, for the nine months ended September 30, 1994 and 1993. At September 30, 1994, LIBOR was 5.00%.


NOTE 4 - INTERESTS RELATING TO MORTGAGE PARTICIPATION CERTIFICATES

     The Company owns interests in REMICs with respect to three separate series of Mortgage Participation Certificates (MPCs) issued by the Federal Home Loan Mortgage Corporation (FHLMC) or by the Federal National Mortgage Association (FNMA). The certificates entitle the Company to receive its proportionate share of the excess (if any) of payments received from the mortgage certificates underlying the MPCs overamounts required to make principal and interest payments on such MPCs. The Company is not entitled to reinvestment income earned on the underlying mortgage certificates, is not required to pay any administrative expenses of the MPCs and does not have the right to elect early redemption of any of the MPC classes. The mortgage certificates underlying the MPCs all have fixed interest rates. Certain of the classes of the MPCs have fixed interest rates, and certain have interest rates that are determined monthly based on LIBOR or based on the Monthly Weighted Average Cost of Funds (COFI) for Eleventh District Savings Institutions as published by the Federal Home Loan Bank of San Francisco, subject to specified maximum interest rates.

     The Company accounts for its interests relating to these mortgage participation certificates using the prospective net level yield method as described in Note 7. In the event the undiscounted estimated future net cash flows from the MPC Series are less than the Company's financial reporting basis, the Company reduces its financial reporting basis. The Company took charges of $585,000 and $7,939,000, respectively, for the three and nine months ended September 30, 1993 to reduce the MPC Series to their undiscounted estimated future net cash flows. Effective December 31, 1993, the Company changed its method of accounting for impairment on these investments to the method described in Note 7. The following summarizes the Company's investment relating to MPCs at September 30, 1994:



                 Company's Amortized Cost     Company's Percentage Ownership
   MPC Series        At Sept. 30, 1994        Of Interests Relating To MPCs
   ----------    ------------------------     ------------------------------
                      (In Thousands)

   FHLMC 17               $   237                     100.00%
   FNMA 1988-24             1,852                      20.20%
   FNMA 1988-25               848                      45.07%
                          -------
                          $ 2,937
                          =======

     The following summarizes the Company's proportionate interest in the aggregate mortgage certificates and MPCs at September 30, 1994 (in thousands):

          Mortgage Certificates Underlying MPCs:
            Outstanding Principal Balance . . . .    $136,951
            Range of Stated Coupon Rates  . . . .  9.5%-10.0%

          MPCs:
            Outstanding Principal Balance:
              Fixed Rate  . . . . . . . . . . . .    $123,100
              Floating Rate - LIBOR Based . . . .       8,241
              Floating Rate - COFI Based  . . . .       5,610
                                                     --------
                                                     $136,951
              Total MPCs Principal Balance

            Range of Stated Interest Rates
              on MPCs . . . . . . . . . . . . . .  3.72%-9.9%


     The average LIBOR and COFI rates used to determine income from the interests relating to the above MPCs were as follows:

                                             Three Months      Nine Months
                                           Ended Sept. 30,   Ended Sept. 30,
                                           ---------------   ---------------
                                            1994     1993     1994     1993
                                            ----     ----     ----     ----
     LIBOR  . . . . . . . . . . . . . . .   4.65%    3.19%    3.99%    3.19%

     COFI . . . . . . . . . . . . . . . .   3.80%    4.05%    3.75%    4.24%


     The LIBOR and COFI rates as of September 30, 1994 were 5.00% and 3.95%, respectively.


NOTE 5 - LONG-TERM DEBT

     On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. In connection with the financing, the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the life of the financing. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note
3), by the Company's Interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At September 30, 1994, Funds held by Trustee consisted of $5,929,000 in the reserve fund and $924,000 of other funds pledged under the Indenture.


NOTE 6 - HEDGING

     On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which has a term of two years beginning July 1, 1992, requires the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. LIBOR remained under 9.0% during the term of the agreement and, accordingly, no amounts were paid under the agreement.


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

     The primary difference between SFAS No. 115 and the method of accounting previously used by the Company relates to accounting for impairment of both residual interest certificates (see Note 3) and interests relating to mortgage participation certificates (see Note 4) (collectively Mortgage Interests). Previously, if the undiscounted estimated future net cash flows from these Mortgage Interests were less than the Company's financial reporting basis, the Mortgage Interest was considered to be impaired and the Company would establish a reserve for the difference so that the Mortgage Interest's projected yield would be 0%. Under SFAS No. 115, if a security is determined to have other than temporary impairment, the security is to be written down to a fair value. The Company reviewed all of its impaired Mortgage Interests and recorded a charge of $6,078,000 to record impaired Mortgage Interests at their fair value at December 31, 1993 in accordance with SFAS No. 115. For the nine months ended September 30, 1994, the Company recorded an additional charge of $1,244,000 to
record impaired Mortgage Interests at their fair value.   Under SFAS No.
115, net income (loss) of prior years or periods is not restated. In determining fair value, the Company considered that the market for Mortgage Interests is volatile and thinly traded. Moreover, the Company acquired its Mortgage Interests without intention to resell those assets. Generally, Mortgage Interests are priced by discounting projected net cash flows from the Mortgage Interests at an assumed internal rate of return. Projected net cash flows have been estimated using the Public Securities Association median projected prepayment speeds and using current short-term interest rates in effect for floating rate CMO or MPC classes and assuming such short-term rates will stay in effect over the lives of the floating rate classes. The internal rates of return then used to discount the cash flows vary but management believes a reasonable rate for its Mortgage Interests at September 30, 1994 to be 32% if early redemptions are not considered. Using these assumptions, a comparison of the amortized cost and estimated fair value of the Company's Mortgage Interests at September 30, 1994, is as follows (in thousands):

                                                   Amortized  Estimated Fair
                                                     Cost         Value
                                                   --------   -------------

          Residual Interest Certificates  . . . .   $ 8,568       $ 6,700
          Interests Relating to Mortgage
            Participation Certificates  . . . . .     2,937         2,500
          Total Mortgage Interests  . . . . . . .   $11,505       $ 9,200

     The estimated prospective net level yield at September 30, 1994 of the Company's Mortgage Interests based on the amortized cost balance of $11,505,000, in the aggregate, is 20% without early redemptions being considered and 27% if early redemptions are considered. The timing and amount of redemption cash flows is highly uncertain because it is dependent upon levels of prepayments, interest rates and other factors.

     The assumptions used in calculating the above estimated fair value, net cash flows and the prospective net level yield were the September 30, 1994 LIBOR and COFI rates of 5.00% and 3.95%, respectively, and the September 30, 1994 Public Securities Association Prepayment median projected prepayment speeds for particular collateral as follows:

                           Prepayment Assumptions
- ----------------------------------------------------------------------------
   Mortgage  Interest       Collateral       Coupon            PSA%
   ------------------       ----------       ------            ----
        Westam 1             GNMA I          10.5%             269
        Westam 3             GNMA I           9.5%             190
        Westam 5             GNMA I           9.0%             158
        Westam 6             GNMA I           9.5%             190
        ASW 65               GNMA I          10.0%             230
        FHLMC 17             FHLMC           10.0%             268
        FNMA 24              FNMA            10.0%             268
        FNMA 25              FNMA             9.5%             241

     The projected yield and discounted present values of projected net cash flows are based on the assumptions at September 30, 1994 as described above. There will be differences, which may be material, between the projected yields and the actual yields and between the present values of projected net cash flows and the present values of actual net cash flows.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Interest Rates and Other Information

Results of Operations For The Three And Nine Months Ended September 30, 1994 and 1993

     The Company had net income of $409,000 or $.04 per share and incurred a net loss of $1,360,000 or $.14 per share, respectively, for the three and nine months ended September 30, 1994 compared to net losses of $4,050,000 or $.42 per share and $23,022,000 or $2.37 per share for the comparable periods in 1993.

     The Company's income from mortgage assets was $1,059,000 and $898,000, respectively, for the three and nine months ended September 30, 1994 as compared to losses of $3,116,000 and $19,854,000 for the comparable periods in 1993. The above amounts include charges of $1,244,000 for the nine months ended September 30, 1994 and charges of $3,257,000 and $20,306,000, respectively, for the three and nine months ended September 30, 1993 to writedown the Company's investments in several of its Mortgage Interests. Writedowns on Mortgage Interests declined in 1994 as compared to 1993 because of a decrease in the average balance of Mortgage Interests owned by the Company and also a decline in projected mortgage prepayment rates. See "Interest Rates and Prepayments".

     The Company's interest expense declined from $532,000 and $1,793,000, respectively, for the three and nine months ended September 30, 1993 to $314,000 and $1,106,000 for the comparable periods in 1994 as a result of the Company reducing its long-term debt.

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

     The Company has not purchased any Mortgage Interests since October
1988.

     On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note 3 to the financial statements), by the Company's interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 4 to the financial statements), and by funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000 and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At September 30, 1994, $6,853,000 of funds held by Trustee are pledged under the Indenture.

     At September 30, 1994, the Company did not have any used or unused short-term debt or line of credit facilities.

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

     Since December 1993, the Company has originated four separate real estate loans secured by various First Deeds of Trust on real properties located in Arizona. Such loans bear interest at rates between 16% and 24% per annum, payable monthly, with all principal due within one year. Two of the loans, aggregating $236,000, may be extended for one year under certain conditions.

     At September 30, 1994, the Company had $11,024,000 of cash and cash equivalents available for investment purposes.

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

     At September 30, 1994, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs was $58,022,000 in principal amount that pays interest based on LIBOR and $5,610,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related Mortgage Certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                                        Three Months         Nine Months
                                      Ended Sept. 30,      Ended Sept. 30,
                                      ---------------      ---------------
                                       1994      1993       1994     1993
                                       ----      ----       ----     ----

        LIBOR   . . . . . . . . . .   4.65%     3.19%       3.99%    3.19%

        COFI  . . . . . . . . . . .   3.80%     4.05%       3.75%    4.24%

        The LIBOR and COFI rates as of September 30, 1994 were 5.00% and 3.95%, respectively.

        On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which had a term of two years beginning July 1, 1992, required the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. LIBOR remained under 9.0% during the term of the agreement and, accordingly, no amounts were paid under the agreement.

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

        The national average contract interest rate for major lenders on purchase of previously occupied homes, as published by the Federal Housing Finance Board, decreased from an average of 9.04% in 1991 to an average of 7.84% in 1992 to an average of 6.96% in 1993. This resulted in a significant increase in refinancing activity beginning in the fourth quarter of 1991 and continuing throughout 1992 and 1993. As a result, the Company incurred charges of $20,306,000 to writedown its Mortgage Interests for the
nine months ended September 30, 1993.   This mortgage interest rate has
subsequently risen from 6.65% in December 1993 to 7.57% in September 1994 and projected prepayment rates have declined. However, actual prepayments have been declining slower than projected and, as a result, the Company has incurred an additional charge of $1,244,000 for the nine months ended September 30, 1994 to writedown its Mortgage Interests.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          Not applicable

ITEM 2.   Changes in Securities
          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          Not applicable

ITEM 5.   Other Information
          Not applicable

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K - None

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


               HOMEPLEX MORTGAGE INVESTMENTS CORPORATION




November  9, 1994                       By        JAY R. HOFFMAN
- -----------------                          ---------------------------------
                                            Jay R. Hoffman, Vice President,
                                              Treasurer, Chief Financial
                                             and a Duly Authorized Officer