Form 10-Q/A
period 1994-09-30
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1994-11-14
CIK 833079

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM  10-Q/A-1

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

ITEM 5.   Other Information

          This Amendment to Form 10-Q is submitted for the purpose of inclusion of Exhibit 27 for the period ending September 39, 1994.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits 27 -- Financial Data Schedule

          (b)  Reports on Form 8-K - None

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


               HOMEPLEX MORTGAGE INVESTMENTS CORPORATION




November 14, 1994                       By        JAY R. HOFFMAN
- -----------------                          ---------------------------------
                                            Jay R. Hoffman, Vice President,
                                              Treasurer, Chief Financial
                                             and a Duly Authorized Officer