Form 10-K405
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1995-03-30
CIK 833079

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994       Commission file number: 1-9977
                          -----------------                               ------

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                             86-0611231
------------------------------------------------------  ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

5333 North Seventh Street
Suite 219, Phoenix, Arizona                                       85014
------------------------------------------------------  ------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (602) 265-8541

Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, par value $.01 per share              New York Stock Exchange
--------------------------------------------  ----------------------------------
          Title of each class                   Name of each exchange on which
                                                            registered


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 1995, 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding, and the aggregate market value of the 8,291,217 shares held by non-affiliates (based upon the closing price of the shares on the New York Stock Exchange on March 23, 1995) was approximately $12,437,000. Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the outstanding Common Stock of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference: None


                              TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I

  Item 1.              Business                                                                           1
  Item 2.              Properties                                                                        38
  Item 3.              Legal Proceedings                                                                 38
  Item 4.              Submission of Matters to a Vote of Security Holders                               38

PART II

  Item 5.              Market for the Registrant's Common Equity and Related Stockholder Matters         39
  Item 6.              Selected Financial Data                                                           41
  Item 7.              Management's Discussion and Analysis of Financial Condition, Results of
                       Operations and Interest Rates and Other Information                               42
  Item 8.              Financial Statements and Supplementary Data                                       44
  Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial
                       Disclosure                                                                        44

PART III

  Item 10.             Directors and Executive Officers of Registrant                                    45
  Item 11.             Executive Compensation                                                            47
  Item 12.             Security Ownership of Certain Beneficial Owners and Management                    50
  Item 13.             Certain Relationships and Related Transactions                                    52

PART IV

  Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K                   52

SIGNATURES                                                                                               54

FINANCIAL STATEMENTS                                                                                    F-1







                                    PART I

ITEM 1. BUSINESS

                                 INTRODUCTION

    Homeplex Mortgage Investments Corporation (the "Company") makes short-term and intermediate-term mortgage loans on improved and unimproved real property ("Real Estate Loans") and owns Mortgage Assets as described herein. In 1993, the Company decided to shift its focus to making Real Estate Loans from the ownership of Mortgage Assets consisting of Mortgage Interests (commonly known as residual interests) and Mortgage Instruments. Mortgage Instruments include residential mortgage loans ("Mortgage Loans") and mortgage certificates representing interest in pools of residential mortgage loans ("Mortgage Certificates"). Mortgage Interests represent the right to receive the net cash flows ("Net Cash Flows") on Mortgage Instruments. Substantially all of the Company's Mortgage Instruments and the Mortgage Instruments underlying the Company's Mortgage Interests currently secure or underlie mortgage-collateralized bonds ("CMOs" or "Bonds"), mortgage pass-through certificates ("MPCs" or "Pass-Through Certificates") or other mortgage securities
(collectively "Mortgage Securities") issued by various Mortgage Securities issuers ("Issuers").

    The Company does not currently plan to acquire any additional Mortgage Assets. Instead, the Company plans to utilize its available funds to make or acquire additional Real Estate Loans. Through December 31, 1994 the Company has made six Real Estate Loans aggregating $9,930,000 each with a loan term of one year and an aggregate weighted average interest rate of 19.72% per annum. The Company plans to emphasize land acquisition and development loans, residential land development loans, single family residential construction loans, commercial land development loans, and interim construction and bridge loans. Initially, the Real Estate Loans can be expected to be concentrated in Arizona.

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

    The Company has elected to be taxed as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company generally will not be subject to tax on its income to the extent that it distributes its earnings to stockholders and maintains its qualification as a REIT. See "Business -- Federal Income Tax Considerations." The Company may consider electing to discontinue its qualification as a REIT for tax purposes as a result of its substantial tax-loss carryforward. If such a determination were made, the Company would be taxed as a regular domestic corporation and, among other consequences, any distributions to the Company's stockholders will not be deductible by the Company in computing its taxable income.

    The Company's Common Stock is listed on the New York Stock Exchange. Unless the context otherwise requires, the term the Company means Homeplex Mortgage Investments Corporation and its subsidiaries.

    Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for certain recent information with respect to the the Company.

                                   BUSINESS

REAL ESTATE LOANS

General

    The Company intends to make or acquire short-term and intermediate-term Real Estate Loans. A short-term loan generally has a maturity of one year or less and an intermediate-term loan generally has a maturity of not more than three years. Such loans are expected to consist primarily of first mortgage loans, development loans, interim construction loans, bridge loans, and to a much lesser extent, junior mortgage loans and wrap-around mortgage loans.

    The Company plans to make or acquire development or interim construction loans on unimproved real properties which are either expected to be developed within a reasonable period of time, generally less than one year, into income-producing properties, are being subdivided into lots for resale, or are being held for resale by the borrowers. Certain of the other loans to be made by the Company are expected to be made, on a first mortgage basis, on the security of apartment complexes, shopping centers, warehouses, office buildings and other commercial and industrial properties, and as bridge loans on completed income-producing projects during leasing activities. The Company also may make or acquire junior mortgage loans and wrap-around mortgage loans, although such Real Estate Loans are not expected to represent a significant portion of the Company's Real Estate Loan portfolio.

    The Company's Real Estate Loans may be made on both large and small properties and in various combinations and may incorporate a variety of financing techniques. The Company intends to make or acquire such loans on properties located primarily in Arizona and other southwestern states, with primary emphasis on the Phoenix and Tucson metropolitan areas. There are no limitations on the types of properties on which the Company may make or acquire loans. It is intended that the Company's Real Estate Loans will provide for regular debt service payments, normally consisting of interest only with repayment of principal on maturity or earlier as the result of contractual provisions requiring balloon payments of principal. The Company also may make or acquire loans on the security of apartments or office buildings with repayment to be derived from the conversion of the properties to condominiums and the sale of units.

    The Company will require that the borrower obtain a mortgagee's or owner's title insurance policy insuring the priority of a mortgage or the condition of title in connection with each of its Real Estate Loans. In certain cases, the Company will receive an independent appraisal for a property on which it plans to make or acquire a loan, the cost of which usually will be paid by the borrower. It should be noted that appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value. The Company, however, generally will rely on its own independent analysis and not on appraisals in determining whether or not to make or acquire a particular loan. In general, the amount of each Real Estate Loan made by the Company will not exceed at the date the loan is funded, when added to the amount of any existing senior indebtedness, (i) 95% of the Company's assessment of the value of the property in the case of improved income-producing property or unimproved real property and (ii) 90% of the Company's assessment of the value of the property on the assumption that construction or development, as the case may be, is completed substantially in accordance with the plans and specifications as of the date the loan commitment is provided, in the case of construction or development loans. Such loan-to-value ratio may be increased in the case of a specific Real Estate Loan if, in the judgment of the Company, the Real Estate Loan is supported by credit or collateral adequate to justify a higher ratio. The Company may make Real Estate Loans to borrowers that acquire properties for prices below their appraised values. Thus, the loan-to- cost ratios of certain of the Company's Real Estate Loans may exceed the loan-to-value ratios described above. As a result, loans by the Company may not be limited to the purchase price of a property.

    The Company's Real Estate Loans generally will provide for fixed interest rates although it may make or acquire loans which float with changes in the prime rate or other benchmark interest rates. Interest rates on Real Estate Loans will be determined by taking into account a variety of factors including the prevailing interest rate in the area for the type of loan being considered, the proposed term of the loan, the loan-to-value ratio, and the creditworthiness of the borrower and any guarantors.



Current Real Estate Loans

    The following table sets forth information relating to the Company's outstanding Real Estate Loans at December 31, 1994.






    PRINCIPAL
      AMOUNT             DATE FUNDED              MATURITY                 AMORTIZATION                       SECURITY
------------------       -----------              --------                 ------------                       --------
$2,280,000          January 31, 1994       January 31, 1995         Interest only at 24% per     First Deed of Trust on a 321-unit
                                                                    annum payable monthly with   garden apartment complex in
                                                                    principal due upon maturity  metropolitan Tucson, Arizona, with
                                                                    (1)                          recourse to corporate borrower and
                                                                                                 the personal guarantee of an
                                                                                                 officer of borrower

$2,348,000          April 15, 1994         April 15, 1995           Interest only at 24% per     First Deed of Trust on 128-unit
                                                                    annum payable monthly with   garden apartment complex in Sierra
                                                                    principal due upon maturity  Vista, Arizona, with recourse to
                                                                    (2)                          corporate borrower and the
                                                                                                 personal guarantee of an officer
                                                                                                 of borrower

$2,360,000          October 31, 1994       October 31, 1995         Interest only at 16% per     First Deed of Trust on 33 acres of
                                                                    annum payable monthly with   land located in Scottsdale,
                                                                    principal due upon           Arizona, with no recourse to
                                                                    maturity, may be renewed     borrower and no personal guarantee
                                                                    for one year under certain
                                                                    terms and conditions(3)

$2,272,000          November 21, 1994      November 21, 1995        Interest only at 16% per     First Deed of Trust on 33 acres of
                                                                    annum payable monthly with   land located in Tempe, Arizona,
                                                                    principal due upon maturity  with no recourse to borrower and
                                                                    (3)                          no personal guarantee

--------------
(1) Extended to April 30, 1995 upon payment of 1/2% extension fee.
(2) Prepayment penalty of 2% of outstanding balance if property is sold prior to maturity. No extension provisions.
(3) Borrower  paid a 2% loan fee at close  of loan  and  pays all  direct  costs associated with the loan.


Types of Real Estate Loans

    In furtherance of its objectives, the Company may make and acquire a wide variety of Real Estate Loans. In connection with certain of the Company's Real Estate Loans, a portion of the Company's return could be in the form of deferred interest payments, accruing in each year of the loan but payable only on repayment of the loan. Such deferred interest may accrue at a fixed rate over the term of a loan or may accrue at a faster rate in the later period of a loan. In either case, the present value of deferred interest is less than it would be if received currently.

    The types of Real Estate Loans which the Company expects to make and acquire include the following.

    First Mortgage Loans. First mortgage loans will be secured by first mortgages on the fee or a leasehold interest in improved income-producing real property and generally will provide for repayment in full prior to the end of the amortization period. Such loans will be in an amount which generally will not exceed 95% of the Company's assessment of value of the property.

    Land Loans. Land loans are first or junior mortgage loans on unimproved real property normally providing only for interest payments prior to maturity. Such loans are made on properties held by borrowers for inventory, investment or development purposes and generally are expected to be repaid from the proceeds of the resale of the properties. As a result and due in addition to the absence of cash flow, such loans normally are considered more risky than loans on improved property. The maximum loan-to-value ratio will generally not exceed 90% of the Company's assessment of the value of the property.

    Development Loans. Development loans are mortgage loans made to finance or refinance the acquisition of unimproved land and the costs of developing such land into finished sites, including the installation of utilities, drainage, sewerage and road systems. Such loans are expected to be repaid from the proceeds of construction loans or the sale of the developed sites. The Company will not normally require the borrower to have a commitment for a construction or long-term mortgage loan on the developed property. In some instances, the Company may receive an equity participation or other interest in connection with the property being developed. The original term of any development loan made by the Company generally will not exceed three years, and the maximum loan-to-value ratio generally will not exceed 90% of the Company's assessment of the value of the property on the assumption that development is completed substantially in accordance with the plans and specifications as of the date the loan commitment is provided.

    Construction Loans. Construction loans are mortgage loans made to finance the acquisition of land and the erection of improvements thereon, such as residential subdivisions, apartment complexes, shopping centers, office buildings, and commercial and industrial buildings. Such loans generally have maturities of less than three years and usually provide for higher yields than those prevailing on long-term mortgage loans on comparable properties. Disbursements by the Company under construction loan commitments will be related to actual construction progress. Before a construction loan is made or acquired, the Company, in most cases, will either require that the borrower have a commitment from a responsible financial institution for financing upon completion or will itself have made the determination that such a loan is readily available or unnecessary. In some cases, the Company may receive an equity participation or other interest in connection with the property being constructed. Construction loans will be in amount which generally will not exceed 90% of the Company's assessment of value of the property on the assumption that construction is completed substantially in accordance with the plans and specifications as of the date the loan commitment is provided. Construction loans made to finance single family tract developments or condominiums generally will be repaid from proceeds of the sale of completed residential units.

    Junior Mortgage Loans. Junior mortgage loans will be secured by mortgages which are subordinate to one or more prior liens on the fee or a leasehold interest in real property and generally, but not in all cases, will provide for repayment in full prior to the end of the amortization period. Such loans will be in an amount which, when added to the amount of prior liens, generally will not exceed 90% of the Company's assessment of the value of the property.

    Wrap-Around Mortgage Loans. Wrap-around mortgage loans are expected to be made or acquired by the Company on real property which is already subject to prior mortgage indebtedness in an amount which, when added to the amount of prior indebtedness, generally will not exceed 90% of the Company's assessment of the value of the property. A wrap-around loan is a junior mortgage loan having a principal amount equal to the sum of the outstanding balance under the existing mortgage loans plus the amount actually advanced under the wrap-around mortgage loan. Under a wrap-around mortgage loan, the Company would make principal and interest payments to the holders of the prior mortgage loans but ordinarily only to the extent that payments are received from the borrower. The Company expects to negotiate all wrap-around mortgage loans so that the borrowers' payments to be made to the Company will equal or exceed the amount of the Company's principal and interest payments on the underlying loans.

    The Company also is permitted to invest in agreements for sale, which for the most part are governed by contract law but generally provide a statutory method for foreclosure. In addition, the Company is permitted to acquire Real Estate Loans secured by other comparable security devices as permitted by applicable state law.

    In those types of loans described above, the Company generally will receive as security for its loan a deed of trust or mortgage on the property financed. Loans generally will be made on a nonrecourse basis by which recourse will be limited to the real properties on which the loans have been made so that in the event of default the Company would be required to rely on the value of such real property to protect its interests. In other instances, the Company's Real Estate Loans will be made on a full recourse basis so that the borrower will be liable for any deficiency in the event that proceeds of a foreclosure or trustee's sale were insufficient to repay the loan. In connection with any loans to a corporation or other non-individual borrower, the Company may require that the loan be personally guaranteed by the borrower's principal individual owners. In addition, the Company may purchase or otherwise acquire participations or fractional interests in Real Estate Loans which are originated by parties that are not affiliated with the Company or may retain participations or fractional interests in such loans which the Company has originated and a portion of which have been acquired by parties that are not affiliated with the Company. In such cases, the Company may not have control over the loan or the unrestricted right to institute foreclosure proceedings. Except for the personal guarantees of a borrower's owners, it is not intended that any loan will be guaranteed or insured.

Standards for Real Estate Loans

    In making or acquiring a Real Estate Loan, the Company will consider various relevant real property and financial factors including the value of the property underlying the loan as security, the location and other aspects of the property, the potential for development of the property within one to three years, the income-producing capacity and quality of the property, the rate and terms of the loan (including the discount from the face amount of the note that can be obtained giving consideration to current interest rates and the Company's overall portfolio) and the quality, experience and creditworthiness of the borrower. The Company will calculate internal rates of return in reviewing the terms and purchase discount that can be obtained.

    Although the Company generally will receive a deed of trust or mortgage on the financed property as security for each Real Estate Loan, it may use other security devices from time to time. In most cases, recourse for a Real Estate Loan will be limited to the real property servicing the loan.

    The Company will not make or acquire a Real Estate Loan on any one property if the aggregate amount of all senior mortgage loans outstanding on the property plus the loan of the Company would exceed an amount equal to 95% of the value of the property as determined by the Company. The Company may lend additional funds to the borrower if the outstanding principal amount plus any outstanding senior indebtedness encumbering the property and additional advances does not exceed 95% of the value of the underlying property at the time the Real Estate Loan is made or at the time of any new appraisal.

    In general, the Company will make or acquire Real Estate Loans in amounts ranging from a minimum of $300,000 to a maximum of $5,000,000.

    The Company may obtain a current independent appraisal for a property on which it plans to make or acquire a Real Estate Loan. The Company also may require, among other things, a survey and an aerial photograph of the property underlying each Real Estate Loan. The Company, however, generally will rely on its own analysis and not on appraisals and other documents in determining whether to make or acquire a particular loan. It should be noted that appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value. The Company will require that a mortgagee's or owner's title insurance policy or commitment as to the priority of a mortgage or the condition of title be obtained in connection with each Real Estate Loan. The Company also will require public liability insurance naming the Company as an additional insured for claims arising on or about each underlying property when making a Real Estate Loan and, to the extent permitted by the existing loan documents, when acquiring a Real Estate Loan. Such liability insurance will be for suitable amounts as determined by the Company, but to the extent that a borrower incurs uninsured liabilities or liabilities in excess of the applicable coverage, such liabilities may adversely affect the borrower's ability to repay the Real Estate Loan.

    In some cases, the Company may attempt to obtain equity participations in connection with making Real Estate Loans. Participations are designed to provide the potential for a higher return when such equity participations are deemed by management to be in the best interests of the Company. Such a participation is expected to be in the form of additional interest based upon items such as gross receipts from the property securing the loan in excess of certain levels or appreciation in the value of the property on whose security the Company has made the Real Estate Loan based upon either sales price or increases in value. There can be no assurance, however, that any Real Estate Loans will be structured in this manner or that any such loans will provide enhanced yields.

    In determining whether to make or acquire a Real Estate Loan, the Company also will review the borrower's ability to repay the loan. Despite such review, the ability of a borrower to repay the principal amount of a loan will depend primarily upon the borrower's ability to obtain sufficient funds to pay the outstanding principal balance of the Real Estate Loan by refinancing, sale or other disposition of the property underlying the Real Estate Loan. See "Business -- Special Considerations."

    The Company will invest in agreements for sale or real estate contracts of sale only if such contracts are in recordable form and are appropriately recorded in the chain of title.

Maturity of Loans

    The Company expects that its Real Estate Loans generally will provide for payment of interest only during their term and for repayment of principal in full at maturity, generally within one to two years after funding. The Company plans to reinvest the proceeds which are received by it upon loan repayments.

    The Company believes its policy of making and acquiring short-term and intermediate-term Real Estate Loans will enable it to reinvest loan repayment proceeds in new loans and thus to vary its portfolio more quickly in response to changing economic, financial and investment conditions than would be the case if the Company were to make long-term Real Estate Loans.

Borrowing Policies

    The Company may seek a line of credit or other financing from a financial institution primarily to increase the amount of the Real Estate Loans that it is able to make or acquire and to increase its potential returns. The Company also may incur indebtedness in order to meet expenses of holding any property on which the Company has theretofore made a Real Estate Loan and has subsequently taken over the operation of the underlying property as a result of default or to protect a Real Estate Loan. In addition, the Company may incur indebtedness in order to complete development of a property on which the Company has theretofore made a development or land loan and has subsequently taken over the operation of the underlying property as a result of default. The Company also may utilize a line of credit in order to prevent default under senior loans or to discharge them entirely if this becomes necessary to protect the Company's Real Estate Loans. Such borrowing may be required if foreclosure proceedings are instituted by the holder of a mortgage loan that is senior to that held by the Company.

    The Company has not as yet obtained the commitment of any financial institution to fund a line of credit. There can be no assurance that the Company will obtain a line of credit or that the terms of any line of credit that it obtains will be favorable to it. In addition, any such line of credit in all likelihood will require periodic renewals, and no assurance can be given that such renewals will always be approved. In the event that any portion of an outstanding line of credit is not renewed, the Company will be required to reevaluate its reserve requirements and review its portfolio for possible disposition of Real Estate Loans.

    The amount and terms and conditions of any line of credit will affect the profitability of the Company and the funds that will be available to satisfy its obligations. Interest will be payable on a line of credit regardless of the profitability of the Company. The Company's ability to increase its return through borrowings will depend in part upon the Company's ability to generate income from its borrowed funds based upon the difference between the Company's return on investment from such borrowed funds and the interest rate charged by its lender for the funds. Adverse economic conditions could increase defaults by borrowers on the Real Estate Loans and could impact the Company's ability to make its loan payments to its lenders. Adverse economic conditions could also increase the Company's borrowing costs and cause the terms on which funds become available to be unfavorable. In such circumstances, the Company could be required to liquidate some of its loans at a significant loss.

    The Company may pledge Real Estate Loans as security for any borrowing. In addition, any property acquired by the Company upon default and foreclosure of any Real Estate Loan may be pledged as collateral for a line of credit.

Remedies Upon Default by Borrower

    Real Estate Loans are subject to the risk of default, in which event the Company would have the added responsibility of foreclosing and protecting its loans. In the state of Arizona, where the Company intends to make or acquire a significant portion of its Real Estate Loans, the Company will have a choice of two alternative and mutually exclusive remedies in the event of default by a borrower with respect to a Real Estate Loan secured by a deed of trust. In such case, the Company either can proceed to cause the trustee under the deed of trust to exercise its power of sale under the deed of trust and sell the collateral at a non-judicial sale or it can choose to have the deed of trust judicially foreclosed as if it were a mortgage. In the event of default by a borrower with respect to a Real Estate Loan secured by a mortgage, the Company will have no election of remedies and will be required to foreclose the mortgage judicially. Remedies in other states in which the Company may acquire or make Real Estate Loans could vary significantly from those available in Arizona.

    In Arizona, mortgages must be foreclosed judicially. A judicial foreclosure is usually a time consuming and potentially expensive undertaking. Under judicial foreclosure proceedings, the borrower does not have a right to reinstate the loan and can only cure its default by either paying the entire accelerated sum owing under the note before the judicial sale or by redeeming the property within six months after the date of the judicial sale.

    The major advantage of a deed of trust is that Arizona law permits the beneficiary of a deed of trust to foreclose the deed of trust as a mortgage through judicial proceedings or by a non-judicial trustee's sale. A non-judicial trustee's sale conducted under the power of sale provided to the trustee usually is more expedient and less expensive than a judicial foreclosure and may be held any time after 90 days from the date of recording of the trustee's notice of sale. Furthermore, unlike a judicial foreclosure, there is no redemption period following a non-judicial sale. The major disadvantage of a deed of trust is the significantly greater reinstatement rights granted to a borrower. Before a trustee's sale, the borrower under a deed of trust has a right to reinstate the contract and deed of trust as if no breach or default had occurred by payment of the entire amount then due, plus costs and expenses, reasonable attorney's fees actually incurred, the recording fee for a cancellation of notice of sale and the trustee's fee. The accelerated portion of the loan balance need not be paid in order to reinstate. As a result, a borrower could repeatedly be in default under a deed of trust and use its right to reinstate the loan under successive non-judicial sale proceedings. Nonetheless, the borrower's right to reinstate a deed of trust without payment of the accelerated portion of the loan balance can be cut off upon the filing of an action to judicially foreclose the deed of trust as a mortgage.

    In the case of both judicial and non-judicial foreclosure, if a proceeding under the Bankruptcy Code is commenced by or against a person or other entity having an interest in the real property that secures payment of the loan, then the foreclosure will be prevented from going forward until authorization to foreclose is obtained from the Bankruptcy Court. During the period when the foreclosure is stayed by the Bankruptcy Court, it is possible that payments, including payments from any interest reserve account, may not be made on the loan if so ordered by the Bankruptcy Court. The length of time during which the foreclosure is delayed as a result of the bankruptcy, and during which the payments may not be made, is indefinite. In addition, under the Bankruptcy Code, the Bankruptcy Court may render a portion of the loan unsecured if it determines that the value of the real property that secures payment of the loan is less than the balance of the loan and, under other circumstances, may modify or otherwise impair the lien of the lender in connection with the defaulted mortgage or deed of trust.

    The Company will have the right to bid on and purchase the property underlying a Real Estate Loan at a foreclosure or trustee's sale following a default by the borrower. If the Company is the successful bidder and purchases a property underlying a Real Estate Loan, the Company's return on such Real Estate Loan will depend upon the amount of cash or other funds that can be realized by selling or otherwise disposing of the property. There can be no assurance that the Company will be able to sell such a property on terms favorable to the Company particularly as the result of real estate market conditions. Recent conditions in real estate loan markets have affected the availability and cost of real estate loans, thereby making real estate financing difficult and costly to obtain and impeding the ability of real estate owners to sell their properties at favorable prices. Such conditions may adversely affect the ability of the Company to sell the property securing a Real Estate Loan in the event that the Company deems it in the best interests of the Company to foreclose upon and purchase the property. To the extent that the funds generated by such actions are less than the amounts advanced by the Company for such Real Estate Loan, the Company may realize a loss of all or part of the principal and interest on the loan. Thus, there can be no assurance that the Company will not experience financial loss upon a default by a borrower.

Transactions with Affiliates and Joint Venture Investments

    The Company does not intend to make Real Estate Loans to affiliates.

    The Company may enter into joint ventures, general partnerships and loan participations with third parties for the purpose of acquiring or making Real Estate Loans in accordance with the Company's investment policies. Any such investments will be made consistently with the then existing Securities and Exchange Commission interpretations and case law respecting the applicability of the Investment Company Act.

    The Company generally will not enter into joint ventures, general partnerships or loan participations with non-affiliates without acquiring a "controlling interest" except for arrangements entered into with banks, savings institutions, insurance companies or other institutional lenders having assets in excess of $100 million. In the event the Company enters into such arrangements with banks, savings institutions, insurance companies or other institutional lenders having assets in excess of $100 million but does not obtain a controlling interest therein, (a) the investment of each investor must be on substantially the same terms and conditions; (b) the loan being made by the joint venture may not be made to an affiliate of the controlling party of the joint venture; (c) no duplicate mortgage servicing or similar fees may be paid; and (d) each investor must have a right of first refusal to buy the other's interest in the investment except when the desired transfer is to an affiliate of the joint venture partner.

Other Policies

    The Company intends to operate in such a manner as not to be within the definition of investment company under the Investment Company Act of 1940. The Company may not invest in public entities similar to the Company and may not invest in securities of other issuers for the purpose of exercising control.

    The Company will make or acquire Real Estate Loans for investment or make or acquire Real Estate Loans primarily for sale or other disposition in the ordinary course of business. The Company may be required to engage in real estate operations if, among other things, the Company forecloses on a property on which it has made or acquired a Real Estate Loan and takes over management of the property. Since the ownership of equity interests in real estate is not an objective of the Company, such operations would only be conducted for a limited period pending sale of the properties so acquired.


OWNERSHIP OF MORTGAGE ASSETS

    The Company owns Mortgage Assets as described herein consisting of Mortgage Interests (commonly known as "residuals") and Mortgage Instruments. Mortgage Instruments include residential mortgage loans ("Mortgage Loans") and mortgage certificates representing interests in pools of residential mortgage loans ("Mortgage Certificates"). Mortgage Interests represent the right to receive the cash flows on Mortgage Instruments. Mortgage Interests are created through the purchase of interests (which may include interests in REMICs as described herein) in or from entities ("Mortgage Finance Companies") which own or finance Mortgage Instruments. Substantially all of the Company's Mortgage Instruments and the Mortgage Instruments underlying the Company's Mortgage Interests currently secure or underlie mortgage-collateralized bonds ("CMOs" or "Bonds"), mortgage pass-through certificates ("MPCs" or "Pass-Through Certificates") or other mortgage securities (collectively "Mortgage Securities").

    The Company's Mortgage Assets generate net cash flows ("Net Cash Flows") which result primarily from the difference between (i) the cash flows on Mortgage Instruments (including those securing or underlying various series of Mortgage Securities as described herein) together with reinvestment income thereon and (ii) the amount required for debt service payments on such Mortgage Securities, the costs of issuance and administration of such Mortgage Securities and other borrowing and financing costs of the Company. The revenues received by the Company are derived from the Net Cash Flows received directly by the Company as well as any Net Cash Flows received by subsidiaries of the Company and paid to the Company as dividends and any Net Cash Flows received by trusts in which the Company has a beneficial interest to the extent of distributions to the Company as the owner of such beneficial interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Mortgage Loans consist of Conforming Mortgage Loans and Nonconforming Mortgage Loans. Conforming Mortgage Loans consist of conventional mortgage loans (i.e. not guaranteed or insured by the United States Government or any agency or instrumentality thereof), mortgage loans ("FHA Loans") insured by the Federal Housing Administration ("FHA") and mortgage loans ("VA Loans") partially guaranteed by the Department of Veterans Affairs ("VA"), all of which are secured by first mortgages or deeds of trust on single-family (one to four units) residences. FHA Loans and VA Loans comply with requirements for inclusion in a pool of mortgage loans guaranteed by the Government National Mortgage Association ("GNMA"), and conventional Conforming Mortgage Loans comply with requirements for inclusion in certain programs sponsored by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Nonconforming Mortgage Loans generally would comply with the requirements for participation in FHLMC and FNMA programs except that Nonconforming Mortgage Loans generally have original principal balances which exceed the requirements for such programs and may vary in certain other respects from the requirements of such programs.

    Mortgage Certificates consist of fully-modified pass-through mortgage-backed certificates guaranteed by GNMA ("GNMA Certificates"), mortgage participation certificates issued by FHLMC ("FHLMC Certificates"), guaranteed mortgage pass-through certificates issued by FNMA ("FNMA Certificates") and certain other types of mortgage certificates and mortgage-collateralized obligations ("Other Mortgage Certificates").

    Mortgage Interests entitle the Company to receive Net Cash Flows on Mortgage Instruments securing or underlying Mortgage Securities. Mortgage Interests are created through the purchase of interests in or from entities ("Mortgage Finance Companies") which own or finance such Mortgage Instruments. Mortgage Interests include interests which are treated for federal income tax purposes as interests in real estate mortgage investments conduits ("REMICs") under the Code.

    Mortgage Securities consisting of CMOs and MPCs typically are issued in series. Each such series generally consists of several serially maturing classes secured by or representing interests in Mortgage Instruments. Generally, payments of principal and interest received on the Mortgage Instruments (including prepayments on such Mortgage Instruments) are applied to principal and interest payments on one or more classes of the CMOs or MPCs. Scheduled payments of principal and interest on the Mortgage Instruments and other collateral are intended to be sufficient to make timely payments of interest on such CMOs or MPCs and to retire each class of such CMOs or MPCs by its stated maturity or final payment date. The Company also finances its Mortgage Assets in long-term structured obligations involving borrowings or other credit arrangements secured by Mortgage Instruments or Mortgage Interests owned by the Company.

Current Mortgage Assets

    As of December 31, 1994, the Company owned approximately $62,360,000 in principal amount of Mortgage Instruments which have been pledged in a long-term financing transaction. As of December 31, 1994, the Company also owned Mortgage Interests with respect to seven separate series of Mortgage Securities with a net amortized cost balance of approximately $7,622,000 (representing the aggregate purchase price paid for such Mortgage Interests less the amount of distributions on such Mortgage Interests received by the Company representing a return of investment).

    The Company owns Mortgage Interests which entitle it to receive the Net Cash Flows on the Mortgage Instruments pledged to secure the following four series of
Bonds: (i) the Series 1 Mortgage-Collateralized Bonds issued by Westam Mortgage Financial Corporation ("Westam") (the "Series 1 Bonds" or "Westam 1"), (ii) the Series 3 Mortgage-Collateralized Bonds issued by Westam (the "Series 3 Bonds" or "Westam 3"), (iii) the Series 65 MortgageCollateralized Bonds issued by American Southwest Financial Corporation ("ASW") (the "Series 65 Bonds" or "ASW 65") and
(iv) the Series 5 MortgageCollateralized Bonds issued by Westam (the "Series 5 Bonds" or "Westam 5"). Each of these series of Bonds are CMOs, and an election has been made to treat the Mortgage Instruments and other collateral securing such series of Bonds as REMICs.

    The Company also owns the residual interest in the REMIC with respect to the Series 17 Multi-Class Mortgage Participation Certificates (Guaranteed) ("FHLMC 17") issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and 20.2% and 45.07%, respectively, of the residual interests in the REMICs with respect to the FNMA REMIC Trust 1988-24 Guaranteed REMIC Pass-Through Certificates ("FNMA 24") and the FNMA REMIC Trust 1988-25 Guaranteed REMIC Pass-Through Certificates ("FNMA 25") issued by the Federal National Mortgage Association ("FNMA"). An election has been made to treat the Mortgage Instruments and other collateral underlying each of the above series of Mortgage Securities as REMICs. The Company has not purchased any Mortgage Interests since October 26, 1988.

    All of the series described above collectively are referred to herein as the "Outstanding Mortgage Securities." For purposes of the remainder of this section only, "Bonds," "Pass-Through Certificates," "Mortgage Securities," "Net Cash Flows" and "Mortgage Instruments" refer to the Bonds issued by ASW and Westam, the Pass-Through Certificates issued by FHLMC and FNMA, the Outstanding Mortgage Securities, the Net Cash Flows generated by the Mortgage Instruments securing or underlying the Specified Mortgage Securities, and the Mortgage Instruments securing or underlying the Outstanding Mortgage Securities, respectively. Unless otherwise specified, information as to the Outstanding Mortgage Securities is as of their respective closing dates.

    The Outstanding Mortgage Securities were issued during the period from April 29, 1988 through October 26, 1988 in an aggregate original principal amount of $2,700,200,000, and all are collateralized by or represent interests in Mortgage Instruments.

The Mortgage Instruments Securing or Underlying the Outstanding Mortgage Securities

    The Mortgage Instruments pledged as collateral for the Bonds are beneficially owned by the Issuers of such Bonds, and the Company owns the residual interests in the REMICs with respect to the Bonds. The Mortgage Instruments contained in the pools underlying the Pass-Through Certificates are beneficially owned by the holders of the Pass-Through Certificates (including the holders of the residual interests relating thereto), and the Company owns 100%, 20.2% and 45.07% of the residual interest in the REMICs with respect to FHLMC 17, FNMA 24 and FNMA 25, respectively. The Mortgage Instruments securing or underlying the Mortgage Securities consist of mortgage-backed certificates guaranteed by GNMA ("GNMA Certificates"), mortgage participation certificates issued by FHLMC ("FHLMC Certificates") and guaranteed mortgage pass-through certificates issued by FNMA ("FNMA Certificates"). As of December 31, 1994, the GNMA Certificates had an aggregate principal balance of $231,746,000, the FHLMC Certificates had an aggregate principal balance of $71,026,000 and the FNMA Certificates had an aggregate principal balance of $167,593,000.



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

                SUMMARY OF MORTGAGE INSTRUMENT CHARACTERISTICS







                                                                                                     WEIGHTED AVERAGE
   SERIES OF          TYPE OF          REMAINING         WEIGHTED AVERAGE      WEIGHTED AVERAGE       REMAINING TERM
    MORTGAGE         MORTGAGE      PRINCIPAL BALANCE       PASS-THROUGH        MORTGAGE COUPON          TO MATURITY
   SECURITIES       INSTRUMENT            (1)                  RATE                  RATE               (YEARS)(1)
----------------  ---------------  ------------------  --------------------  --------------------  ---------------------
                                     (IN THOUSANDS)
Westam 1               GNMA            $45,201                10.50%                11.00%                 21.8
Westam 3               GNMA             52,855                 9.50                 10.00                  22.8
ASW 65                 GNMA             54,432                10.00                 10.50                  22.7
Westam 5               GNMA             79,258                 9.00                  9.50                  22.2
FHLMC 17               FHLMC            71,026                10.00                 10.57                  22.5
FNMA 24                FNMA             70,035(2)             10.00                 10.65                  23.2
FNMA 25                FNMA             97,558(3)              9.50                 10.14                  23.2

--------------
(1) As of December 31, 1994.

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

Description of the Outstanding Mortgage Securities

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

    Interest payments on the Bond Classes and the Pass-Through Classes (together "Classes") are due and payable on specified payment dates, except with respect to principal only or zero coupon Classes ("Principal Only Classes") which do not bear interest and with respect to compound interest Classes ("Compound Interest Classes") as to which interest accrues but generally is not paid until other designated Classes in the same series of Mortgage Securities are paid in full. The payment dates for the Mortgage Securities are monthly. Each Class of Mortgage Securities, except the Principal Only Classes, provides for the payment of interest either at a fixed rate, or at an interest rate which resets periodically based on a specified spread from (i) the arithmetic mean of quotations of the London interbank offered rates ("LIBOR") for one-month Eurodollar deposits, subject to a specified maximum interest rate, (ii) the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (the "COF Index"), as published by the Federal Home Loan Bank of San Francisco (the "FHLB/SF"), subject to a specified maximum interest rate or
(iii) other indices specified in the prospectus supplement or offering circular for a series of Mortgage Securities.

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

                      SUMMARY OF THE MORTGAGE SECURITIES

                 REMAINING        WEIGHTED
                 PRINCIPAL      AVERAGE PASS-
              BALANCE OF THE   THROUGH RATE OF
                 MORTGAGE       THE MORTGAGE                                                                               FIRST
                INSTRUMENTS      INSTRUMENTS                                                                   STATED    OPTIONAL
              COLLATERALIZING  COLLATERALIZING                                    REMAINING                    MATURITY  REDEMPTION
               OR UNDERLYING    OR UNDERLYING                           INITIAL   PRINCIPAL                    OR FINAL      OR
               THE MORTGAGE     THE MORTGAGE                  ISSUE    PRINCIPAL   BALANCE                     PAYMENT   TERMINATION
 SERIES(1)     SECURITIES(2)     SECURITIES        CLASS       DATE     BALANCE      (2)          COUPON         DATE       DATE
 ---------    ---------------  ---------------  -----------  --------  --------  ---------  ----------------  --------  -----------
              (IN THOUSANDS)                                             (IN THOUSANDS)
Westam 1          $45,201           10.50%       1-A         4/29/88   $109,228   $ 11,331  Variable Rate(3)    9/1/12    6/1/98
                                                 1-B         4/29/88     85,142          0        8.55          1/1/09    6/1/98
                                                 1-C         4/29/88     44,380     13,436        8.55          9/1/12    6/1/98
                                                 1-Z(4)      4/29/88     11,250     21,542        9.90          5/1/18    6/1/98

Westam 3          $52,855            9.50%       3-A         6/30/88   $ 80,960   $  4,450  Variable Rate(5)    6/1/07    8/1/98
                                                 3-B         6/30/88     54,000          0        6.00         10/1/02    8/1/98
                                                 3-C         6/30/88     16,000          0        6.00         10/1/04    8/1/98
                                                 3-D         6/30/88     25,040      5,224        6.00          6/1/07    8/1/98
                                                 3-E(4)      6/30/88     24,000     43,918        9.45          7/1/18    8/1/98

ASW 65            $54,432           10.00%      65-A         6/29/88   $ 41,181   $      0        9.00%         5/1/14    8/1/98
                                                65-B         6/29/88      7,746          0  Variable Rate(6)    9/1/14    8/1/98
                                                65-C(7)      6/29/88     11,872          0        8.25         10/1/18    8/1/98
                                                65-D(7)      6/29/88     21,169          0        7.25         10/1/18    8/1/98
                                                65-E(7)      6/29/88      6,965          0        7.50         10/1/18    8/1/98
                                                65-F(7)      6/29/88     19,977     15,656        7.50         10/1/18    8/1/98
                                                65-G(7)      6/29/88     12,540     12,540        7.50         10/1/18    8/1/98
                                                65-H(7)      6/29/88     60,344     27,089  Variable Rate(6)   10/1/18    8/1/98
                                                65-I(7)      6/29/88     32,230          0        7.00         10/1/18    8/1/98
                                                65-J(7)      6/29/88     23,476          0  Variable Rate(6)   10/1/18    8/1/98
                                                65-Z(4)      6/29/88     12,500          0        7.75         10/1/18    8/1/98

Westam 5          $79,258            9.00%       5-A         7/28/88   $ 70,488   $  1,455  Variable Rate(8)    8/1/18      (9)
                                                 5-B(10)     7/28/88     39,784        821    Zero Coupon       8/1/18      (9)
                                                 5-Y(7)      7/28/88    139,728     78,120        8.95          8/1/18      (9)

FHLMC 17          $71,026           10.00%      17-A(7)      9/30/88   $ 26,000   $      0        9.35%        5/15/02     (14)
                                                17-B(7)      9/30/88     98,850          0        9.00         9/15/19     (14)
                                                17-C         9/30/88     92,400          0   Variable Rate    10/15/19     (14)
                                                                                                  (12)
                                                17-D(10)     9/30/88     27,750          0    Zero Coupon     10/15/19     (14)
                                                17-E(7)      9/30/88     75,400          0        9.30         2/15/12     (14)
                                                17-F(7)      9/30/88     26,700          0        9.35        12/15/13     (14)
                                                17-G(7)      9/30/88     67,400          0        9.55         3/15/17     (14)
                                                17-H(7)      9/30/88     34,700     27,316        9.70         6/15/18     (14)
                                                17-I(7)      9/30/88     43,696     43,696        9.90        10/15/19     (14)
                                                17-J(7)      9/30/88      7,104          0        9.00        10/15/19     (14)
                                                17-R(11)     9/30/88        100         14    Residual(13)    10/15/19     (14)

FNMA 24(15)       $70,035           10.00%      24-A(7)      10/26/88   $13,300   $      0        7.00%        3/25/02     (19)
                                                24-B(7)      10/26/88    33,400          0        7.00         3/25/11     (19)
                                                24-C(7)      10/26/88    13,200          0        7.00         2/25/13     (19)
                                                24-D(7)      10/26/88    29,100          0        7.00         3/25/16     (19)
                                                24-E(7)      10/26/88    16,600     12,952        7.00         7/25/17     (19)
                                                24-F(16)     10/26/88   217,350     38,170   Variable Rate    10/25/18     (19)
                                                                                                  (17)
                                                24-G(7)      10/26/88    18,899     18,899        7.00        10/25/18     (19)
                                                24-H(7)      10/26/88    36,100          0        9.50         7/25/16     (19)
                                                24-J(7)      10/26/88    32,850          0        9.50         4/25/17     (19)
                                                24-K(7)      10/26/88    72,151          0        9.50        10/25/18     (19)
                                                24-L         10/26/88    17,050          0    Zero Coupon     10/25/18     (19)
                                                24-R(11)     10/26/88       100         14    Residual(18)    10/25/18     (19)

FNMA 25(20)       $97,558            9.50%      25-A(7)(21)  10/25/88  $165,000   $      0        9.00%        6/25/08     (19)
                                                25-B(7)      10/25/88   270,823     85,627        9.25        10/25/18     (19)
                                                25-C(16)     10/25/88    37,500     11,856   Variable Rate    10/25/18     (19)
                                                                                                  (22)
                                                25-D         10/25/88    70,912          0   Variable Rate    10/25/18     (19)
                                                                                                  (23)
                                                25-E         10/25/88   139,575          0   Variable Rate    10/25/18     (19)
                                                                                                  (24)
                                                25-G(25)     10/25/88    66,115          0    Zero Coupon     10/25/18     (19)
                                                25-R(11)     10/25/88        75         75    Residual(26)    10/25/18     (19)

--------------
(1) Unless otherwise  specified,  the Company owns 100% of the residual interest with respect to each series of Mortgage Securities.
(2) As of December 31, 1994.
(3) Determined  monthly,  and generally equal to 0.65% above the arithmetic mean of LIBOR, subject to a maximum rate of 12.75%.
(4) Compound Interest Class.
(5) Determined  monthly,  and generally equal to 0.70% above the arithmetic mean of LIBOR, subject to a maximum rate of 13.00%.
(6) Determined  monthly,   and  generally  equal  to  0.80%,  0.70%  and  0.95%,
    respectively,  above the arithmetic mean of LIBOR, subject to a maximum rate of 13.50%, 12.50% and 14.00%, respectively.
(7) SAY, PAC, SMRT, SPPR or other Class which receives a preferential allocation of principal payments during a designated period.
(8) Determined  monthly,  and generally equal to 0.85% above the arithmetic mean of LIBOR, subject to a maximum rate of 14.00%.
(9) The Westam 5 Bonds may be redeemed at any time after the aggregate principal amount of such Bonds  then  outstanding  is less than 10% of their  original aggregate principal amount.
(10) Principal Only Class.
(11) Residual Interest Class. This class represents the "residual interest" in the REMIC with respect to such Series.
(12) Determined monthly,  and generally equal to 0.90% above the arithmetic mean of LIBOR, subject to a maximum rate of 13.00%.
(13) The Class of Pass-Through  Certificates  will bear interest on each payment date in an amount equal to the amounts received as interest payments on the
     FHLMC  Certificates  in the Mortgage  Pool on such payment  date,  less the
     aggregate   amount  of  interest  payable  on  the  FHLMC  17  Pass-Through
     Certificates (other than the Residual Interest Class) on such payment date.
(14) The FHLMC 17 Pass-Through Certificates may be redeemed in whole, but not in part,  on any  payment  date  if the  aggregate  principal  amount  of such
     Pass-Through  Certificates  outstanding  is  less  than  1% of the  initial principal amount of such Pass-Through Certificates.
(15) The Company owns a 20.20%  interest in the  residual  interest in the REMIC with respect to FNMA 24.
(16) Paid principal in the manner of a SAY, PAC, SMRT or SPPR Class with respect to a portion of its principal balance.
(17) Determined monthly,  and generally equal to 2.10% below the product of 1.15 and the arithmetic mean of LIBOR, subject to a maximum rate of 12.50%.
(18) On each payment date, the Class of Pass-Through  Certificates  will receive the excess of the sum of all distributions payable on the FNMA Certificates underlying  the  Pass-Through  Certificates  on such  payment date over all amounts  distributable  on such payment  date as principal  and interest on
     each   Class   of  the   Pass-Through   Certificates   (including   amounts
     distributable as principal on this Class of Pass-Through Certificates).
(19) Not subject to optional redemption.
(20) The Company owns a 45.07%  interest in the  residual  interest in the REMIC with respect to FNMA 25.
(21) On any  payment  date on which the  principal  distributions  from the FNMA
     Certificates  underlying  the  FNMA 25  Pass-Through  Certificates  are not
     sufficient  to  reduce  the  principal   balance  of  this  Class  of  such
     PassThrough  Certificates  to a designated  amount,  the amount of interest
     distributed  from  the  FNMA  Certificates   underlying  such  Pass-Through
     Certificates  not required to be paid out as interest on such  Pass-Through
     Certificates  on such payment date ("Excess  Interest")  will be applied to reduce the  principal  balance of this Class to the  designated  amount for that payment date.
(22) Determined  monthly,  and  generally  equal to .7586%  above the product of
     .9632 and the COF Index, subject to a maximum rate of 11.3054%.
(23) Determined  monthly,  and  generally  equal to 1.5229% below the product of
     .9247 and the COF Index, subject to a maximum rate of 9.50%.
(24) Determined  monthly,  and  generally  equal to 1.25%  above the COF  Index, subject to a maximum rate of 14.00%.
(25) On any  payment  date on  which  this  Class of  Pass-Through  Certificates receives principal payments,  30% of the Excess Interest will be applied to reduce the principal balance of this Class.
(26) When Excess Interest is used to pay principal on Classes 25-A and 25-G, the amount of Excess Interest so applied will be added to the principal balance of this Class of Pass-Through  Certificates.  In addition,  on each Payment
     Date,  this Class of Pass-Through  Certificates  will receive the excess of the sum of all distributions  payable on the FNMA  Certificates  underlying the FNMA 25 Pass-Through Certificates on such payment date over all amounts distributable  on such payment date as  principal  and interest  (including
     amounts   distributable   as  principal  on  this  Class  of   Pass-Through
     Certificates).



Net Cash Flows

    The Net Cash Flows available from the Company's Mortgage Assets are derived principally from three sources: (i) the favorable spread between the interest or pass-through rates on the Mortgage Instruments securing or underlying the Mortgage Securities and the interest or pass-through rates of the Mortgage Securities Classes, (ii) reinvestment income in excess of the amount thereof required to be applied to pay the principal of and interest on the Mortgage Securities, and (iii) any amounts available from prepayments on the Mortgage Instruments securing or underlying the Mortgage Securities that are not necessary for the payments on the Mortgage Securities. The amount of Net Cash Flows generally decreases over time as the Classes are retired. Distributions of Net Cash Flows represent both the return on and the return of the investment on the Mortgage Assets purchased. In addition, the Company may exercise its rights in accordance with the terms of a series of Mortgage Securities to redeem all or a part of such series prior to maturity and sell the related Mortgage
Instruments, in which case the net payment (after payment of the Mortgage Securities and related costs) will be remitted to the Company.

    The principal factors which influence Net Cash Flows are as follows:

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

    (2) The rate of prepayments on the Mortgage Instruments securing or underlying a series of Mortgage Securities significantly affects the Net Cash Flows. Because prepayments shorten the life of the mortgage loans underlying the Mortgage Instruments securing or underlying a series of Mortgage Securities, a higher rate of prepayments normally reduces overall Net Cash Flows. The rate of prepayments may be expected to vary over the life of a series of Mortgage Securities, and the timing of prepayments will further affect their significance. The rate of prepayments is affected by mortgage interest rates and other factors. Generally, increases in mortgage interest rates reduce prepayment rates, while decreases in mortgage interest rates increase prepayment rates. Because an important component of Net Cash Flows derives from the spread between the weighted average interest or pass-through rate on the Mortgage Instruments securing or underlying a series of Mortgage Securities and the weighted average interest or pass-through rate on the outstanding classes of such Mortgage Securities Classes, a higher than expected level of prepayments concentrated during the early life of such Mortgage Securities (thereby reducing the weighted average life of the earlier, lower-yielding Classes) has a more negative effect on Net Cash Flows than the same volume of prepayments have at a constant rate over the life of such Mortgage Securities or at a later date.

    (3) With respect to Variable Rate Classes of Mortgage Securities, increases in the level of the index on which the interest rate for such Variable Rate Classes are based increase the interest or pass-through rate payable on Variable Rate Classes and thus reduce or, in some instances, eliminate Net Cash Flows, while decreases in the level of the relevant index decrease the interest or pass-through rate payable on Variable Rate Classes and thus increase Net Cash Flows.

    (4) The  interest  rate at which the  monthly  cash  flow from the  Mortgage
Instruments securing or underlying a series of Mortgage Securities may be reinvested until payment dates for such Mortgage Securities influences the amount of reinvestment income contributing to the Net Cash Flows unless such reinvestment income is not paid to the owner of the related Mortgage Asset.

    (5) The administrative expenses of a series of Mortgage Securities (if any) may increase as a percentage of Net Cash Flows as the outstanding balances of the Mortgage Instruments securing or underlying such Mortgage Securities decline, if some of such administrative expenses are fixed. In later years, it can be expected that fixed expenses will exceed the available cash flow. Although reserve funds generally are established to cover such shortfalls, there can be no assurance that such reserves will be sufficient to cover such shortfalls. In addition, although each series of Mortgage Securities (other than FNMA 24 or FNMA 25) generally has an optional redemption provision that allows the Issuer thereof (in the case of FHLMC 17) or the Company (as the holder of the residual interest in the REMICs with respect to the other series of Mortgage Securities) to retire the remaining Classes that are subject to redemption or retirement after a certain date, there can be no assurance that the Issuer or the Company will exercise such options and, in any event, in a high interest rate environment the market value of the remaining Mortgage Instruments securing or underlying the Mortgage Securities may be less than the amount required to retire the remaining outstanding Classes. The Company may be liable for, or its return subject to, administrative expenses relating to a series of Mortgage Securities if reserves prove to be insufficient. Moreover, any unanticipated liability or expenses with respect to the Mortgage Securities could adversely affect Net Cash Flows.

Hedging

    The Company from time to time hedges its Mortgage Assets and indebtedness in whole or in part so as to provide protection from interest rate fluctuations or other market movements. With respect to assets, hedging can be used either to increase the liquidity or decrease the risk of holding an asset by guaranteeing, in whole or in part, the price at which such asset may be disposed of prior to its maturity. With respect to indebtedness, hedging can be used to limit, fix or cap the interest rate on variable interest rate indebtedness. The Company's hedging activities may include the purchase of interest rate cap agreements, the consummation of interest rate swaps, the purchase of Stripped Mortgage Securities, the maintenance of short positions in financial futures contracts, the purchase of put options on such contracts and the trading of forward contracts. For a description of the Company's current hedging activities and the costs associated therewith, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain of the federal income tax requirements that the Company has been required to satisfy to qualify as a REIT have limited its ability to hedge. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT."


CAPITAL RESOURCES

    Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions and restrictions that may be contained in the Company's financing arrangements from time to time and other factors as described herein, the Company may increase the amount of funds available for its activities with the proceeds of borrowings including borrowings under lines of credit, loan agreements, repurchase agreements and other credit facilities.

    Subject to the foregoing, the Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. Repurchase agreements are agreements pursuant to which the Company sells Mortgage Assets for cash and simultaneously agrees to repurchase such Mortgage Assets on a specified date for the same amount of cash plus an interest component. The Company also may increase the amount of funds available for investment through the issuance of debt securities (including Mortgage Securities). In general, the Company may make use of short-term borrowings to provide additional funds when it is able to borrow at interest rates lower than the yields expected to be earned on such funds. If borrowing costs are higher than the yields generated by such funds, the Company's ability to utilize borrowed funds may be substantially reduced and it may experience losses.

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

                                  EMPLOYEES

    The Company currently has four full time salaried employees.

                          THE SUBCONTRACT AGREEMENT

    The Company and American Southwest Financial Services, Inc. ("ASFS") are parties to the Subcontract Agreement pursuant to which ASFS performs certain services for the Company in connection with the structuring, issuance and administration of Mortgage Securities issued by the Company or by any Issuer affiliated with ASFS with respect to which the Company acquires Mortgage Interests. Under the Subcontract Agreement, ASFS charges for any series of CMOs an issuance fee of .1% of the principal amount for such series, generally subject to a minimum fee of $10,000 and a maximum fee of $100,000, and for any series of Pass-Through Certificates an issuance fee not to exceed .125% of the principal amount of such series. In addition, ASFS charges the Company or such Issuer an administration fee for each series of CMOs equal to a maximum of $20,000 per year and for any series of Pass-Through Certificates an administration fee equal to up to .025% of the amount of the series outstanding at the beginning of each year.

    The Subcontract Agreement had an initial term expiring on December 31, 1989 and continuing from year to year thereafter until terminated by the parties. The Subcontract Agreement may be terminated by either party upon six months prior written notice. In addition, the Company has the right to terminate the Subcontract Agreement upon the happening of certain specified events, including a breach by ASFS of any provision contained in the Subcontract Agreement. ASFS is a privately held Arizona corporation which is indirectly beneficially owned by the Class A shareholders of American Southwest Holdings, Inc.

    Based on reports received by the Company from ASFS, ASFS received administration fees of $286,000 for the year ended December 31, 1990, $235,000 for the year ended December 31, 1991, $227,000 for the year ended December 31, 1992, and $201,000 for the year ended December 31, 1993 and $165,000 for the year ended December 31, 1994.

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

                            SPECIAL CONSIDERATIONS

REAL ESTATE LOAN CONSIDERATIONS

New Business Activity

    The Company has been involved in making and acquiring Real Estate Loans for a brief period. Although officers of the Company have substantial real estate investment and real estate loan experience, they have no prior experience in the management or operation of a company engaged primarily in making and acquiring such loans. The Company will be competing for acceptable Real Estate Loans with numerous other companies, many of which will have greater resources and experience than the Company and its officers.

Real Estate Market Conditions

    The Company will be subject to the risks generally incident to the ownership of and investment in real estate because of the impact of such risks on the ability of its borrowers' to repay their Real Estate Loans and the ability of the Company to resell, refinance or dispose of property following a foreclosure for an amount at least equal to its loan. These risks include general and local economic conditions; the investment climate for real estate investments; the demand for and supply of competing properties; local market conditions and neighborhood characteristics; unanticipated holding costs; the availability and cost of necessary utilities and services; real estate tax rates and other operating expenses; governmental rules and fiscal policies, including rent, wage and price controls; zoning and other land use regulations; environmental controls; acts of God (which may result in uninsured losses); the treatment for federal and state income tax purposes of income derived from real estate; the levels of interest rates; the availability and cost of financing in connection with the purchase, sale or refinancing of properties; and other factors beyond the control of the Company. In recent years, the presence of hazardous substances or toxic waste has adversely affected real estate values in various areas of the country and resulted in the imposition of costs and damages to real estate owners and lenders. In addition, certain expenses related to properties, such as property taxes and insurance, tend to increase over time. These and other factors could result in an increase in the Company's cost of holding any real estate it acquires as a result of a foreclosure or adversely affect the terms and conditions upon which the Company may sell or refinance any properties held by it. In addition, all Real Estate Loans, including the Company's Real Estate Loans, are subject to loss resulting from the priority of real estate tax liens, mechanic's liens and materialman's liens. Therefore, the success of the Company will depend in part upon events beyond its control.

Lack of Geographic Diversification

    Through December 31, 1994, the Company has made Real Estate Loans on real estate located only in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on the Company's Real Estate Loans and affect the Company's ability to protect the principal of and interest on such loans following foreclosures upon the real properties securing such loans. The Company intends to continue to actively pursue real estate lending operations in Arizona and other parts of the Southwest.

Concentration of Loan Amounts

    The Company can be expected to make Real Estate Loans to a relatively small number of borrowers as a result of the amount of its funds available for lending activities which currently approximates $15.9 million. Therefore, the Company may be subject to increased risk to the extent that a single borrower defaults with respect to a loan constituting significant percentage of the Company's total Real Estate Loan portfolio.

Loans Secured by Unimproved Properties

    Many of the Company's Real Estate Loans will be secured by deeds of trust, mortgages or other similar instruments on unimproved real property. A Real Estate Loan secured by unimproved real property involves a particularly high degree of risk since such property generally does not generate income other than as the result of a sale or refinancing, and the borrower's loan payments generally will be the Company's only source of cash flow on the property until a sale or refinancing. Accordingly, the Company will be subject to a greater risk of loss in the event of delinquency or default by a borrower on a Real Estate Loan secured by a deed of trust, mortgage or similar instrument on unimproved real property than if such Real Estate Loan were secured by a deed of trust, mortgage or similar instrument on improved real property.

Balloon Payments

    The Company will make or acquire a significant number of Real Estate Loans that do not provide for the payment of all or any part of principal prior to maturity. The ability of a borrower to repay the outstanding principal amount of such a Real Estate Loan at maturity will depend primarily upon the borrower's ability to obtain, by refinancing, sale or other disposition of the property or otherwise, sufficient funds to pay the outstanding principal balance at a time when such funds may be difficult to obtain, with the result that the borrower may default on its obligation to repay the amount of the Real Estate Loan in accordance with the terms of the deed of trust, mortgage or other security instrument. In addition, a substantial reduction in the value of the property securing a Real Estate Loan could precipitate or otherwise result in the borrower's default. Any such default could result in a loss to the Company of all or part of the principal of or interest on such a Real Estate Loan.

Development and Construction Loans

    The development and interim construction loans which the Company intends to make generally are expected to generate higher rates of return than other types of Real Estate Loans, but generally will entail greater risks. Such a loan will be subject to substantial risk because the ability of the borrower to complete or dispose of the project being developed or constructed on the underlying real estate and repay the loan may be affected by various factors including adverse changes in general economic conditions, interest rates, the availability of permanent mortgage funds, local conditions, such as excessive building resulting in an excess supply of real estate, a decrease in employment reducing the demand for real estate in the area, and the borrower's ability to control costs and to conform to plans, specifications and time schedules, which will depend upon the borrower's management and financial capabilities and which may also be affected by strikes, adverse weather and other conditions beyond the borrower's control. Such contingencies and adverse factors could deplete the borrower's borrowed funds and working capital and could result in substantial deficiencies precluding compliance with specified conditions of commitments for permanent mortgage funds relied on as a primary source of repayment of the loan. In addition, in some jurisdictions, construction and development lenders, such as the Company, in certain circumstances, may be liable for defective construction. The possibility of such liability may be increased if, in addition to its loan, the Company is deemed to have an equity position in the developer or contractor or in the property being developed or improved. This, however, is not likely to be the case since the Company does not plan to make construction and development loans to affiliates.

Risk of Joint Ventures

    The Company may enter into joint ventures, general partnerships and loan participations with third parties for the purpose of making or acquiring Real Estate Loans. Any such investments will be made consistently with the then existing Securities and Exchange Commission interpretations and case law respecting the applicability of the Investment Company Act of 1940, as amended (the "Investment Company Act"). Any such Real Estate Loans also will be subject to certain additional restrictions. See "Business -- Transactions with Affiliates and Joint Venture Investments." Joint ventures, general partnerships and loan participations involve the potential risk of impass on decision making in situations in which no single party fully controls the Real Estate Loan with the result that neither the Company nor any other party will be able to exercise full authority with respect to the protection of the investment in the loan. In addition, although the Company or another party to the transaction often will have the right to purchase the interest of any other party in the Real Estate Loan, the party seeking to acquire the interest of another party may not have sufficient funds to do so.

Junior Loans

    Although not currently contemplated, the Company in the future may make or acquire junior mortgage loans or wrap-around mortgage loans. A junior mortgage loan or a wrap-around mortgage loan generally entails greater risks than a first mortgage loan on the same property. In the event of default under a senior loan, the holder of a junior loan may be forced to cure the default on the senior loan in order to prevent the sale of the underlying property or to discharge the senior loan entirely by paying the entire amount of principal and interest then outstanding in the event of the acceleration of the senior loan. There can be no assurance that the Company will have sufficient funds to pay amounts owing on the related first loan to prevent default or to discharge the first loan entirely. If the Company decides to cure a default under a senior mortgage loan or purchases an underlying property at a foreclosure or trustee's sale, the Company will be subject to the risks of ownership of real property.

Sufficiency of Collateral

    Many of the Company's Real Estate Loans will be made on a nonrecourse basis. In such a case, the Company will be required to rely for its security solely on the value of the underlying real property and will not have any right to make any claims for repayment personally against the borrower. Other Real Estate Loans may be full recourse loans, may be secured by personal guarantees or may be secured by one or more items of real or personal property in addition to the property constituting the primary security for the Real Estate Loan. Nevertheless, the property constituting the primary security for a Real Estate Loan in most cases will be the primary source for repayment of the loan upon maturity or in the event of a default. The ability of the borrower to pay the outstanding balance of a Real Estate Loan (particularly a non-amortizing Real Estate Loan) on maturity will depend primarily upon the borrower's ability to obtain sufficient funds by refinancing, sale or other disposition of the property.

    The risk of a Real Estate Loan will increase as the ratio of the amount of the loan to the value of the property securing such loan increases because the real property will possess less protective equity in the event of a default by the borrower. The principal amount of each Real Estate Loan, when added to the aggregate amount of any senior indebtedness outstanding on the property, generally will not exceed 95% of the Company's assessment of the value of the property at the time the loan is made or acquired. The Company will make an assessment of the loan-to-value ratio prior to making a Real Estate Loan. In making its assessment of the value of the real estate to secure a Real Estate Loan, the Company will review any available appraisals of the property by qualified appraisers, the purchase price of the property, recent sales of comparable properties, and other factors. The Company generally will rely on its own assessment of the value of a property rather than requiring a current appraisal. Although appraisals are estimates of value which should not be relied upon as measures of true worth or realizable value, neither the Company nor any of its officers are qualified real estate appraisers and the absence of an independent appraisal removes an independent estimate of value. There can be no assurance that the Company's estimated values will be comparable or bear any relation to the actual market value of a property or the amount that could be realized upon the refinancing, sale or other disposition of the property. As a result, the amount realized in connection with the refinancing, sale or other disposition of the property by the buyer in the ordinary course of business by the Company or at or following a foreclosure sale may not equal the then outstanding balance of the related Real Estate Loan.

Remedies Upon Default by Borrower

    Real Estate Loans are subject to the risk of default, in which event the Company would have the added responsibility of foreclosing and protecting its loans. In the state of Arizona, where the Company intends to make or acquire a significant portion of its Real Estate Loans, the Company will have a choice of two alternative and mutually exclusive remedies in the event of default by a borrower with respect to a Real Estate Loan secured by a deed of trust. In such case, the Company either can proceed to cause the trustee under the deed of trust to exercise its power of sale under the deed of trust and sell the collateral at a non-judicial sale or it can choose to have the deed of trust judicially foreclosed as if it were a mortgage. In the event of default by a borrower with respect to a Real Estate Loan secured by a mortgage, the Company will have no election of remedies and will be required to foreclose the mortgage judicially. Remedies in other states in which the Company may acquire or make Real Estate Loans could vary significantly from those available in Arizona.

    A judicial foreclosure usually is a time consuming and potentially expensive undertaking. Under judicial foreclosure proceedings, the borrower does not have a right to reinstate the loan, but can cure its default by either paying the entire accelerated sum owing under the note before the judicial sale or by redeeming the property within six months after the date of the judicial sale.

    A non-judicial trustee's sale conducted under the power of sale provided to the trustee may not take place until 90 days after notice of default has been given to the borrower and a notice of sale has been recorded. Before a trustee's sale, the borrower under a deed of trust has a right to reinstate the contract and deed of trust as if no breach or default had occurred by payment of the entire amount then due, plus costs and expenses, reasonable attorney's fees actually incurred, the recording fee for a cancellation of notice of sale and the trustee's fee. The accelerated portion of the loan balance need not be paid in order to reinstate. As a result, a borrower could repeatedly be in default under a deed of trust and use its right to reinstate the loan under successive non-judicial sale proceedings. Nonetheless, the borrower's right to reinstate a deed of trust without payment of the accelerated portion of the loan balance can be cut off upon the filing of an action to judicially foreclose the deed of trust as a mortgage.

    In the case of both judicial and non-judicial foreclosure, if a proceeding under the Bankruptcy Code is commenced by or against a person or other entity having an interest in the real property that secures payment of the loan, then the foreclosure will be prevented from proceeding until authorization to foreclose is obtained from the Bankruptcy Court. During the period when the foreclosure is stayed by the Bankruptcy Court, it is possible that payments, including payments from any interest reserve account, may not be made on the loan if so ordered by the Bankruptcy Court. The length of time during which the foreclosure is delayed as a result of the bankruptcy, and during which the payments may not be made, is indefinite. In addition, under the Bankruptcy Code, the Bankruptcy Court may render a portion of the loan unsecured if it determines that the value of the real property that secures payment of the loan is less than the balance of the loan and, under other circumstances, may modify or otherwise impair the lien of the lender in connection with the defaulted mortgage or deed of trust. In addition, in certain areas, lenders can lose priority of liens to mechanics' liens, materialmen's liens and real estate tax liens.

    The Company will have the right to bid on and purchase the property underlying a Real Estate Loan at a foreclosure or trustee's sale following a default by the borrower. If the Company is the successful bidder and purchases a property underlying a Real Estate Loan, the Company's return on such Real Estate Loan will depend upon the amount of cash or other funds that can be realized by selling or otherwise disposing of the property. There can be no assurance that the Company will be able to sell such a property on terms favorable to the Company particularly in the event of unfavorable real estate market conditions. Recent conditions in real estate loan markets also have affected the availability and cost of real estate loans, thereby making real estate financing difficult and costly to obtain and impeding the ability of real estate owners to sell their properties at favorable prices. Such conditions may adversely affect the ability of the Company to sell the property securing a Real Estate Loan in the event that the Company deems it in the best interests of the Company to foreclose upon and purchase the property. To the extent that the funds generated by such actions are less than the amounts advanced by the Company for such Real Estate Loan, the Company may realize a loss of all or part of the principal and interest on the loan. Thus, there can be no assurance that the Company will not experience financial loss upon a default by a borrower.

Effect of Interest Rate Fluctuations; Length of Maturity and Prepayment
Provisions

    The Company's Real Estate Loans generally will be fixed-rate debt instruments of specified maturities. The economic value of an investment in the Company's shares may fluctuate to the extent that market rates of interest for similar Real Estate Loans of similar maturities exceed or fall below the Company's anticipated rate of return on investment on its Real Estate Loans.

    Certain Real Estate Loans may be variable or adjustable-rate Real Estate Loans under which the interest rate will be based on the prime or other benchmark rate published by a designated institutional lender, and will be periodically adjusted as such prime or other benchmark rate is adjusted. The adjustability of the interest rate with respect to such Real Estate Loans generally will reduce the risk that the economic value of an investment in the Company's shares will decline in the event that market rates of interest for similar Real Estate Loans of similar maturities exceed the Company's initial return on investment. However, in the event of a general decline in such market rates of interest, such adjustability will result in a lowering of the the Company's return on investment, thereby lowering the economic value of an investment in the Company's shares.

    The economic value of an investment in the Company's shares also may fluctuate as a result of the length of maturity and prepayment terms of its Real Estate Loans, depending in part upon whether funds to be received by the Company upon maturity of a Real Estate Loan or prepayment of all or a portion of the principal amount of a Real Estate Loan may be reinvested at interest rates higher or lower than the return on the original Real Estate Loan. A substantial number of the Real Estate Loans comprising the Company's portfolio can be expected to allow the borrower to prepay all or a portion of the principal amount at any time without penalty.

    In some cases, the Company may attempt to obtain equity participations in connection with making Real Estate Loans designed to provide an increased return when such equity participations are deemed by management to be in the best interests of the Company. Such a participation can be expected to be in the form of additional interest based upon items such as gross receipts from the property securing the loan in excess of certain levels or appreciation in the value of the property on whose security the Company has made the Real Estate Loan based upon either sales price or increases in appraised value. There can be no assurance, however, that any Real Estate Loans will be structured in this manner or that any such loans will provide enhanced returns.

Interest Ceilings Under Usury Statutes

    Interest on Real Estate Loans may be subject to state usury laws imposing maximum interest charges and possible penalties for violation, including restitution of excess interest and unenforceability of the debt. Uncertainty may exist in determining what constitutes interest, including, among other things, the treatment of loan commitment fees or other fees payable by the borrower under a Real Estate Loan. The Company does not intend to make Real Estate Loans with terms that may violate applicable state usury provisions. Nevertheless, uncertainties in determining the legality of rates of interest and other borrowing charges under some statutes may result in inadvertent violations.

Environmental Considerations

    Real estate in general is subject to certain environmental risks arising from the location or site on which a project is built or from materials used in construction or stored on the property. Although the Company will use commercially reasonable efforts to become aware of any environmental problem with regard to any property before it makes a loan secured by that property, the occurrence of health problems or other dangerous conditions caused by work on the property may only become apparent after a lengthy period of time. Thus, there can be no assurance that environmental problems will not develop with respect to any property securing a Real Estate Loan. If hazardous substances are discovered on such properties or discovered to be emanating from any such properties, the owner of the property (including the Company) may be held strictly liable for all costs and liabilities relating to such hazardous substances. This could negatively affect the Company's security in the Real Estate Loan.

    In addition, the construction of improvements on such property may be adversely affected by regulatory, administrative or other procedures or by requirements by local, state or federal environmental agencies including matters relating to the clean up of hazardous or toxic substances. Such factors could impede the ability of the borrower to obtain permits and approvals for a project or result in the inability to develop or use the property.

Risks of Leverage

    The Company may utilize a line of credit or other financing from a financial institution to increase the amount of the Real Estate Loans that it is able to make or acquire and to increase its potential returns. The Company also may incur indebtedness in order to meet expenses of holding any property on which the Company has theretofore made a Real Estate Loan and has subsequently taken over the operation of the underlying property as a result of default or to protect a Real Estate Loan. In addition, the Company may incur indebtedness in order to complete development of a property on which the Company has theretofore made a development or land loan and has subsequently taken over the operation of the underlying property as a result of default. The Company also may utilize a line of credit in order to prevent default under senior loans or to discharge them entirely if this becomes necessary to protect the Company's Real Estate Loans. Such borrowing may be required if foreclosure proceedings are instituted by the holder of a mortgage loan that is senior to that held by the Company.

    The Company has not as yet, however, obtained the commitment of any financial institution to fund a line of credit. There can be no assurance that the Company will obtain a line of credit or that the terms of any line of credit that is obtained will be favorable to the Company. In addition, any such line of credit in all likelihood will require periodic renewals, and no assurance can be given that such renewals will always be approved. In the event that any portion of an outstanding line of credit is not renewed, the Company will be required to reevaluate its reserve requirements and review its portfolio for possible disposition of Real Estate Loans.

    The amount and terms and conditions of any line of credit will affect the profitability of the Company and the funds that will be available to satisfy its obligations. Interest will be payable on a line of credit regardless of the profitability of the Company. The Company's ability to increase its return through borrowings will depend in part upon the Company's ability to generate income from its borrowed funds based upon the difference between the Company's return on investment from such borrowed funds and the interest rate charged by its lender for the funds. Adverse economic conditions could increase defaults by borrowers on the Real Estate Loans and could impact the Company's ability to make its loan payments to its lenders. Adverse economic conditions also could increase the Company's borrowing costs and cause the terms on which funds become available to be unfavorable. In such circumstances, the Company could be required to liquidate some of its loans at a significant loss.

    The Company's Bylaws limit borrowings, excluding the liability represented by CMOs, to no more than 300% of the amount of its Average Invested Assets (as described herein) unless borrowings in excess of that amount are approved by a majority of the Unaffiliated Directors (as defined herein). See "Business -Capital Resources."

Competition for Real Estate Loans

    The Company may encounter significant competition in making or acquiring Real Estate Loans from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, investment partnerships, investment bankers and other investors that have been or may be formed with objectives similar to those of the Company. An increase in the availability of mortgage funds may increase competition for making and acquiring Real Estate Loans and may reduce the yields available thereon.

Lack of Suitable Loans

    The Company will attempt to make or acquire Real Estate Loans which will produce returns sufficient to allow the Company to satisfy its objectives. However, there is no assurance that interest rates will be such that the Company will be able to make or acquire Real Estate Loans that will provide a satisfactory return on investment or that any Real Estate Loans will be available which meet all of the Company's investment criteria.

Uninsured Losses

    Some, but likely not all, of the Real Estate Loans made or acquired by the Company will require that the borrower carry general public liability insurance for claims arising on or about the real property in suitable amounts as determined by the Company. To the extent that a borrower incurs uninsured liabilities or liabilities in excess of the applicable coverage, such liabilities may adversely affect the borrower's ability to repay the Real Estate Loan.

Enforceability Of Loan Documents

    The Company will attempt to determine that the instruments relating to each Real Estate Loan and the underlying real property will be legal, valid, binding and enforceable. However, there can be no assurance of such enforceability in all instances, and the unenforceability of any such instruments could result in a complete or partial loss of the principal of or interest on a Real Estate Loan. The Company will have the power to waive certain fees and penalties in connection with a default or late payments with respect to a Real Estate Loan should the Company be advised that provisions governing such fees and penalties may not be enforceable.




MORTGAGE ASSET CONSIDERATIONS

General

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

    The rates of return to the Company on its Mortgage Assets will be based upon the levels of prepayments on the mortgage loans included in or underlying such Mortgage Instruments, the rates of interest or pass-through rates on such Mortgage Securities that bear variable interest or pass-through rates, and rates of reinvestment income and expenses with respect to such Mortgage Securities.

Prepayment Risks

    Mortgage prepayment rates vary from time to time and may cause declines in the amount and duration of the Company's Net Cash Flows. Prepayments of fixed-rate mortgage loans included in or underlying Mortgage Instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate mortgage loans included in or underlying such Mortgage Instruments. Conversely, prepayments of such mortgage loans generally decrease when then current mortgage interest rates exceed the interest rates on the mortgage loans included in or underlying such Mortgage Instruments. See "Business -- Special Considerations -- Mortgage Asset Considerations -Interest Rate Fluctuation Risks." Prepayment experience also may be affected by the geographic location of the mortgage loans included in or underlying Mortgage Instruments, the types (whether fixed or adjustable rate) and assumability of such mortgage loans, conditions in the mortgage loan, housing and financial markets, and general economic conditions.

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

    Net Cash Flows on Mortgage Instruments securing or underlying a series of Mortgage Securities also tend to decline over the life of such Mortgage Securities because the classes of such Mortgage Securities with earlier stated maturities or final payment dates tend to have lower interest rates. In addition, because an important component of the Net Cash Flows on Mortgage Instruments securing or underlying a series of Mortgage Securities derives from the spread between the weighted average interest rate on such Mortgage
Instruments and the weighted average interest or pass-through rate on the outstanding amount of such Mortgage Securities, a given volume of prepayments concentrated during the early life of a series of Mortgage Securities reduces the weighted average lives of the earlier maturing classes of such Mortgage Securities bearing lower interest or pass-through rates. Thus, an early concentration of prepayments generally has a greater negative impact on the Net Cash Flows of the Company than the same volume of prepayments at a later date.

    Mortgage prepayments also shorten the life of the Mortgage Instruments securing or underlying Mortgage Securities, thereby generally reducing overall Net Cash Flows as described under "Business -- Special Considerations -Mortgage Asset Considerations -- Decline in Net Cash Flows from Mortgage Assets."

    No assurance can be given as to the actual prepayment rate of mortgage loans included in or underlying the Mortgage Instruments in which the Company has an interest.

Interest Rate Fluctuation Risks

    Changes in interest rates affect the performance of the Company and its Mortgage Assets. A portion of the Mortgage Securities secured by the Company's Mortgage Instruments and a portion of the Mortgage Securities with respect to which the Company holds Mortgage Interests bear variable interest or pass-through rates based on short-term interest rates (primarily LIBOR). As of December 31, 1994, $57,378,000 of the $364,723,000 of the Company's
proportionate share of Outstanding Mortgage Securities associated with the Company's Mortgage Assets consisted of variable interest rate Mortgage Securities. Consequently, changes in short-term interest rates significantly influence the Company's Net Cash Flows.

    Increases in short-term interest rates increase the interest cost on variable rate Mortgage Securities and, thus, tend to decrease the Company's Net Cash Flows. Conversely, decreases in short-term interest rates decrease the interest cost on the variable rate Mortgage Securities and, thus, tend to increase the Company's Net Cash Flows. As stated above, increases in mortgage interest rates generally tend to increase the Company's Net Cash Flows by reducing mortgage prepayments, and decreases in mortgage interest rates generally tend to decrease the Company's Net Cash Flows by increasing mortgage prepayments. Therefore, the negative impact on the Company's Net Cash Flows of an increase in short-term interest rates generally will be offset in whole or in part by a corresponding increase in mortgage interest rates while the positive impact on the Company's Net Cash Flows of a decrease in short-term interest rates generally will be offset in whole or in part by a corresponding decrease in mortgage interest rates. See "Business -- Special Considerations -- Mortgage Asset Considerations -- Prepayment Risks." However, although short-term interest rates and mortgage interest rates normally change in the same direction and therefore generally offset each other as described above, they may not change proportionally or may even change in opposite directions during a given period of time (as occurred during portions of 1989) with the result that the adverse effect from an increase in short-term interest rates may not be offset to a significant extent by a favorable effect on prepayment experience and visa versa. Thus, the net effect of changes in short-term and mortgage interest rates may vary significantly between periods resulting in significant fluctuations in Net Cash Flows.

    Changes in interest rates also affect the Company's reinvestment income. See "Business -- Special Considerations -- Mortgage Asset Considerations -Reinvestment Income and Expense Risks." Changes in interest rates after the Company acquires Mortgage Assets can result in a reduction in the value of such Mortgage Assets and could result in losses in the event of a sale.

    The Company from time to time utilizes hedging techniques to mitigate against fluctuations in market interest rates. However, no hedging strategy can completely insulate the Company from such risks, and certain of the federal income tax requirements that the Company has been required to satisfy to qualify as a REIT have severely limited the Company's ability to hedge. Even hedging strategies permitted by the federal income tax laws could result in hedging income which, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy certain REIT income tests. See "Business -- Federal Income Tax Considerations -- Qualification of the Company as a REIT." In addition, hedging involves transaction costs, and such costs increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its investments. See "Business -- Hedging."

    No assurances can be given as to the amount or timing of changes in interest rates or their effect on the Company's Mortgage Assets or income therefrom.

Reinvestment Income and Expense Risks

    In the event that actual reinvestment rates decrease over the term of a series of Mortgage Securities, reinvestment income will be reduced, which in turn will adversely affect the Company's Net Cash Flows. The Company also may be liable for or its return may be subject to the expenses relating to such Mortgage Securities including administrative, trustee, legal and accounting costs and, in certain cases, for any liabilities under indemnifications granted to the underwriters, trustees or other Issuers. These expenses are used in projecting Net Cash Flows; however, to the extent that these expenses are greater than those assumed, such Net Cash Flows will be adversely affected. Moreover, in later years, Mortgage Instruments securing or underlying a series of Mortgage Securities may not generate sufficient cash flows to pay all of the expenses incident to such Mortgage Securities. Although reserve funds generally are established to cover such future expenses, there can be no assurance that such reserves will be sufficient.

    No assurance can be given as to the actual reinvestment rates or the actual expenses incurred with respect to such Mortgage Securities.

Borrowing Risks

    Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions, restrictions that may be contained in the Company's financing arrangements from time to time and other factors, the Company may, but does not currently intend to, increase the amount of funds available to acquire Mortgage Assets with funds from borrowings including borrowings under loan agreements, repurchase agreements and other credit facilities. The Company's borrowings to date generally have been secured by Mortgage Assets owned by the Company. Any borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. To the extent that borrowings bear variable interest rates, changes in short-term interest rates will significantly influence the cost of such borrowings and could result in losses in certain circumstances. See "Business -- Special Considerations -Mortgage Asset Considerations -- Interest Rate Fluctuation Risks." The Company also may increase the amount of its available funds through the issuance of debt securities.

    The Company's Net Cash Flows would be increased by using borrowings to purchase Mortgage Assets if the costs of such borrowings were less than the Net Cash Flows on such Mortgage Assets. The Company's Bylaws limit borrowings, excluding the liability represented by CMOs, to no more than 300% of the amount of its Average Invested Assets (as described herein) unless borrowings in excess of that amount are approved by a majority of the Unaffiliated Directors (as defined herein). See "Business -- Capital Resources." If the Company purchases Mortgage Assets utilizing borrowed funds and the cost of such borrowings increases to the extent that such cost exceeds the Net Cash Flows on such Mortgage Assets, such an increase would reduce Net Cash Flows and could result in losses in certain circumstances. No assurance can be given as to the cost or availability of any such borrowings which the Company may determine to incur. As of December 31, 1994, the Company's long-term debt represented by its Secured Notes (as described herein) totalled $11,783,000 or 66.79% of stockholders' equity.

    No assurance can be given as to the actual effect of borrowings by the Company.

Inability to Predict Effects of Market Risks

    Because none of the above factors including changes in prepayment rates, interest rates, reinvestment income, expenses and borrowing costs are susceptible to accurate projection, the Net Cash Flows generated by the Company's Mortgage Assets cannot be predicted.

Decline in Net Cash Flows from Mortgage Assets

    The Company derives income from the Net Cash Flows received on its Mortgage Assets. The rights to receive such Net Cash Flows ("Net Cash Flow Interests") result from the Company's ownership of Mortgage Instruments and Mortgage Interests with respect to Mortgage Instruments. Because the Company's Net Cash Flows derive principally from the difference between the cash flows on the Mortgage Instruments underlying Mortgage Securities and the required cash payments on the Mortgage Securities, Net Cash Flows are the greatest in the years immediately following the purchase of Mortgage Assets and decline over time unless the Company reinvests its Net Cash Flows in additional Mortgage Assets which it currently does not contemplate. This decline in Net Cash Flows over time occurs as (i) interest rates on Mortgage Securities classes receiving principal payments first generally are lower than those on later classes thus effectively increasing the relative interest cost of the Mortgage Securities over time and (ii) mortgage prepayments on Mortgage Instruments with higher interest rates tend to be higher than on those with lower interest rates thus effectively lowering the relative interest income on the Mortgage Instruments over time.

PLEDGED ASSETS

    Substantially all of the Company's Mortgage Assets and the Net Cash Flows therefrom currently are and in the future can be expected to be pledged to secure or underlie Mortgage Securities, bank borrowings, repurchase agreements or other credit arrangements. Therefore, such Mortgage Assets and Net Cash Flows will not be available to the stockholders in the event of the liquidation of the Company except to the extent that the market value thereof exceeds the amounts due to the senior creditors. However, the market value of the Mortgage Assets is uncertain because the market for Mortgage Assets of the type owned by the Company is not well developed and fluctuates rapidly as the result of numerous market factors (including interest rates and prepayment rates) as well as the supply of and demand for such assets. In addition, the Company may pledge its Real Estate Loans in the future to secure any indebtedness that it may incur.

MARKET PRICE OF COMMON STOCK

    The market price of the Company's Common Stock has been and may be expected to continue to be extremely sensitive to a wide variety of factors including the Company's operating results, dividend payments (if any), actual or perceived changes in short-term and mortgage interest rates and their relationship to each other, actual or perceived changes in mortgage prepayment rates, and any variation between the net yield on the Company's Mortgage Assets and prevailing market interest rates. It can be anticipated that the results of the Company's Real Estate Loans will have an increasingly important effect on the market price of the Company's Common Stock. Any actual or perceived unfavorable changes in the Company's operating results including those related to its Real Estate Loan activities, or other factors resulting from the circumstances described herein or other circumstances, may adversely affect the market price of the Company's Common Stock.

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

POTENTIAL CONFLICTS OF INTEREST

    The Company's Articles of Incorporation limit the liability of its directors and officers to the Company and its stockholders to the fullest extent permitted by Maryland law, and both the Company's Articles and Bylaws provide for indemnification of the directors and officers to such extent. See "Directors and Executive Officers of Registrant." In addition, the Subcontract Agreement limits the responsibilities of ASFS and provides for the indemnification of ASFS, its affiliates and their directors and officers against various liabilities. See "Business -- The Subcontract Agreement."

CERTAIN CONSEQUENCES OF REIT STATUS

    In order to maintain its qualification as a REIT for federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions to stockholders and the ownership of its stock. See "Business -- Federal Income Tax Considerations -- Status of the Company as a REIT" and "Qualification of the Company as a REIT." Among other things, these restrictions may limit the Company's ability to acquire certain types of assets that it otherwise would consider desirable, limit the ability of the Company to dispose of assets that it has held for less than four years if the disposition would result in gains exceeding specified amounts, limit the ability of the Company to engage in hedging transactions that could result in income exceeding specified amounts, and require the Company to make distributions to its stockholders at times that the Company may deem it more advantageous to utilize the funds available for distribution for other corporate purposes (such as the purchase of additional assets or the repayment of debt) or at times that the Company may not have funds readily available for distribution.

    The Company's operations from time to time generate taxable income in excess of its net income for financial reporting purposes. The Company also may experience a situation in which its taxable income is in excess of the actual receipt of Net Cash Flows. See "Business -- Federal Income Tax Considerations -- Activities of the Company." To the extent that the Company does not otherwise have funds available, either situation may result in the Company's inability to distribute substantially all of its taxable income as required to maintain its REIT status. See "Business -- Federal Income Tax Considerations." Alternatively, the Company may be required to borrow funds to make the required distributions which could have the effect of reducing the yield to its stockholders, to sell a portion of its assets at times or for amounts that are not advantageous, or to distribute amounts that represent a return of capital which would reduce the equity of the Company. In evaluating assets for purchase, the Company considers the anticipated tax effects of the purchase including the possibility of any excess of taxable income over projected cash receipts.

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

    Provisions of the Company's Articles of Incorporation also are designed to prevent concentrated ownership of the Company which might jeopardize its qualification as a REIT under the Code if the Company continues its REIT election as well as its tax loss carryforward. Among other things, these provisions provide (i) that any acquisition of shares that would result in the disqualification of the Company as a REIT under the Code will be void, and (ii) that in the event any person acquires, owns or is deemed, by operation of certain attribution rules set out in the Code, to own a number of shares in excess of 9.8% of the outstanding shares of the Company's Common Stock ("Excess Shares"), the Board of Directors, at its discretion, may redeem the Excess Shares. In addition, the Company may refuse to effectuate any transfer of Excess Shares and certain stockholders, and proposed transferees of shares, may be required to file an affidavit with the Company setting forth certain information relating, generally, to their ownership of the Company's Common Stock. These provisions may inhibit market activity and the resulting opportunity for the Company's stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of the Company's Common Stock in excess of the number of shares permitted under the Articles of Incorporation. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain (either alone or with others as a group) ownership of more than 9.8% of the outstanding shares of Common Stock. Investors seeking to acquire substantial holdings in the Company should be aware that this ownership limitation may be exceeded by a stockholder without any action on such stockholder's part in the event of a reduction in the number of outstanding shares of the Company's Common Stock.

    On December 13, 1993, the Board of Directors approved the adoption of a program to repurchase up to 2,000,000 shares of the Company's Common Stock in open market conditions. The decision to repurchase shares pursuant to the program, and the timing and amount of such purchases, will be based upon market conditions then in effect and other corporate considerations. Through December 31, 1994, 15,200 shares of Common Stock have been repurchased under such program.

INVESTMENT CONSEQUENCES OF EXEMPTION FROM INVESTMENT COMPANY ACT

    The Company conducts its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Under current interpretations of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Real Estate Loans, Mortgage Loans, certain Mortgage Certificates and certain other qualifying interests in real estate. The Company's ownership of certain Mortgage Assets therefore may be limited by the Investment Company Act. In addition, certain Mortgage Certificates may be treated as securities separate from the underlying Mortgage Loans and, thus, may not qualify as "mortgages and other liens on and interests in real estate" for purposes of the 55% requirement, unless such Mortgage Certificates represent all the certificates issued with respect to an underlying pool of mortgages. If the Company failed to qualify for exemption from registration as an investment company, its ability to use investment leverage would be substantially reduced, it would be prohibited from engaging in certain transactions with affiliates, and it would be unable to conduct its business as described herein. Such a failure to qualify could have a material adverse effect on the Company.


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

    The Company intends to make distributions to its stockholders on a basis that will allow the Company to satisfy the distribution requirement. In certain instances, however, the Company's pre-distribution taxable income may exceed its cash flow and the Company may have difficulty satisfying the distribution requirement. See "Business -- Federal Income Tax Considerations -- Activities of the Company." The Company intends to monitor closely the relationship between its pre-distribution taxable income and its cash flow and intends to borrow funds or liquidate investments in order to overcome any cash flow shortfalls if necessary to satisfy the distribution requirement. It is possible, although unlikely, that the Company may decide to terminate its REIT status as a result of any such cash shortfall. Such a termination would have adverse consequences to the stockholders. See "Business -- Federal Income Tax Considerations -- Status of the Company as a REIT."

Ownership of the Company

    Shares of the Company's Common Stock must be held by a minimum of 100 persons for at least 335 days in each taxable year after the Company's first taxable year. Further, at no time during the second half of any taxable year after the Company's first taxable year may more than 50% of the Company's shares be owned, actually or constructively, by five or fewer individuals (including pension funds and certain other types of tax-exempt entities). To evidence compliance with these requirements, the Company is required to maintain records that disclose the actual ownership of its outstanding shares. In order to satisfy that requirement, the Company demands written statements from record holders owning designated percentages of Common Stock disclosing, among other things, the identities of the actual owners of such shares. The Company's Articles of Incorporation contain repurchase provisions and transfer restrictions designed to prevent violation of the latter requirement. Therefore, the Company believes that its shares of Common Stock currently are owned by a sufficient number of unrelated persons to allow the Company to satisfy the ownership requirements for REIT qualification.

ACTIVITIES OF THE COMPANY

    The Company expects to continue to generate income from the Net Cash Flows on Mortgage Instruments and Mortgage Interests (i.e., interests in or from Mortgage Finance Companies which own and finance Mortgage Instruments) and to generate income from its Real Estate Loans. As discussed below, it is possible that in any particular year the reportable taxable income associated with Net Cash Flows may exceed the cash received in that year, making it difficult for the Company to satisfy the dividend requirements. The Company also expects to generate income by (i) making commitments to acquire Mortgage Assets, (ii) earning interest on qualified temporary investments and (iii) earning interest on short-term reinvestments and entering into hedging transactions. As explained below, there are holding period requirements with respect to qualifying real estate assets held by the Company as well as certain federal income tax risks associated with hedging transactions and with the generation of income from Net Cash Flows on Mortgage Instruments securing or underlying Mortgage Securities.

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

    Ownership by the Company of rights to Net Cash Flows in the forms of REMIC residual interests pose certain risks to the Company. The failure of an entity for which a REMIC election has been made to qualify as a REMIC could result in treatment of the entity as a corporation for federal income tax purposes. If the Company owns an interest in an entity that is taxed as a corporation, the Company's REIT status could be jeopardized under the 75% income test and certain of the asset tests. With respect to its interest in any REMIC the Company's income under certain circumstances may exceed its cash receipts and thus make it difficult for the Company to satisfy the cash distribution test. Distributions received by the Company from any REMIC in excess of the Company's basis in its interest in that REMIC could result in recognition by the Company of nonqualifying income under the 30% prohibited income test.

    The Company also has engaged in certain hedging transactions, and may engage in future hedging transactions. See "Business -- Hedging"; "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 8 to the Company's Consolidated Financial Statements. Hedging transactions, including those transactions into which the Company has already entered, pose risks to the Company. For example, the income from hedging transactions could result in the Company violating the 95% income test, the 75% income test, and/or the 30% income test. Also, certain losses incurred in connection with hedging transactions could be characterized as capital losses, which cannot offset ordinary REIT income, resulting in "phantom" income (income without cash) on which dividends must be paid.

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

TAX-EXEMPT ORGANIZATIONS AS STOCKHOLDERS

    The Code requires a tax-exempt stockholder of the Company to treat as unrelated business taxable income its allocable share of the Company's excess inclusions. The Company is likely to receive excess inclusion income. See "Federal Income Tax Considerations -- Tax Consequences of Common Stock Ownership -- Excess Inclusion Rule." The Common Stock of the Company may not be held by tax-exempt entities which are not subject to tax on unrelated business taxable income.

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

    Distributions of cash generated by the Company's operations that are paid to foreign persons generally will be subject to United States withholding tax at a rate of 30% or at a lower rate if a foreign person can claim the benefits of a tax treaty. Notwithstanding the foregoing, distributions made to foreign stockholders will not be subject to treaty withholding reductions to the extent of their allocable shares of the portion of the Company's excess inclusion that is not taxable to the Company for the period under review. It is expected that the Company will have excess inclusions. See "Federal Income Tax Considerations -- Tax Consequences of Common Stock Ownership -- Excess Inclusion Rule." Distributions to foreign persons of cash attributable to gain on the Company's sale or exchange of real properties, if any, generally will be subject to full United States taxation and withholding.

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

BACKUP WITHHOLDING

    The Company is required by the Code to withhold from dividends 20% of the amount paid to stockholders, unless the stockholder (i) files a correct taxpayer identification number with the Company, (ii) certifies as to no loss of exemption from backup withholding and (iii) otherwise complies with the applicable requirements of the backup withholding rules. The Company will report to its stockholders and the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. Stockholders should consult their tax advisors as to the procedure for insuring that the Company dividends to them will not be subject to backup withholding.

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



ITEM 2. PROPERTIES

    The principal executive offices of the Company are located at 5333 North Seventh Street, Suite 219, Phoenix, Arizona 85014, telephone (602) 265-8541.

ITEM 3. LEGAL PROCEEDINGS

    None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    (a) The Company's 1994 Annual Meeting of Stockholders was held on November 29, 1994.

    (b) The names of each director elected at the meeting are designated below. There are no other directors whose terms of office as directors continued after the meeting.

                              Alan D. Hamberlin
                                Mike Marusich
                               Mark A. McKinley
                              Gregory K. Norris

    (c) (i) A vote was cast with respect to the election of the nominated slate of directors to hold office until the annual meeting of stockholders in 1995 and until their successors are elected and qualified.

             The following votes were cast for, against and withheld in this matter:


                                     For         Against    Withheld
                                  ---------     --------   ----------
             Alan D. Hamberlin    7,388,713           0     511,694
             Mike Marusich ....   7,391,288           0     509,119
             Mark A. McKinley .   7,402,013           0     498,394
             Gregory K. Norris    7,400,213           0     500,194

        (ii) A vote was cast with respect to the ratification of the appointment of Kenneth Leventhal & Company as the independent auditors of the Company for the fiscal year ending December 31, 1994.

             The following votes were cast for, against and withheld in this matter:

                                     For         Against    Withheld
                                  ---------     --------   ----------
                                  7,643,529      163,989     92,889



                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange under the symbol "HPX." The high and low sales prices of shares of the Common Stock on the New York Stock Exchange and the dividends per share paid by the Company for the periods indicated were as follows:






                                                                 DIVIDENDS
                                            HIGH        LOW      PER SHARE
                                          --------    -------   -----------
1993
  First quarter ...................       $ 2-5/8     $ 1-5/8       $0
  Second quarter ..................         2           1-1/2        0
  Third quarter ...................         1-5/8       1            0
  Fourth quarter ..................         1-1/2         3/4      .03

1994
  First quarter ...................         1-1/2       1            0
  Second quarter ..................         1-1/2       1            0
  Third quarter ...................         1-1/2       1            0
  Fourth quarter ..................         1-3/8       1          .02


   On March 23, 1995, the closing sales price of the Common Stock of the Company on the New York Stock Exchange was $1 1/2. On December 31, 1994, the Company had outstanding 9,716,517 shares of Common Stock which were held by approximately 850 stockholders of record. Based upon information available to the Company, the Company believes that there are approximately 6,000 beneficial owners of its Common Stock.

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

    The Company has accumulated a net operating loss carryforward, for income tax purposes, of approximately $58,000,000 as of December 31, 1994. This tax loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized, the Company will not be required to distribute dividends to its stockholders except to the extent of its "excess inclusion income." See "Business -- Federal Income Tax Considerations -- Taxation of Common Stock Ownership -- Excess Inclusion Income."

    The Company may apply the principal from repayments, sales and refinancings of the Company's Mortgage Assets to reduce the unpaid principal balance of its Secured Notes. The Company also may, under certain circumstances, and subject to the distribution requirements referred to above, make distributions of principal. Such distributions of principal, if any, will be made at the discretion of the Board of Directors and only to the extent permitted by the Company's Indenture with respect to the Secured Notes.

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

    Because the Company must distribute to its stockholders an amount equal to substantially all of its net taxable income (computed after taking into account any net operating loss carryforwards that are available) in order to qualify as a REIT, the Company may be required to distribute a portion of its working capital to its stockholders, borrow funds or sell assets to make required distributions in years in which the non-cash items of taxable income exceed the Company's non-cash expenses. In the event that the Company is unable to pay dividends equal to substantially all of its taxable income, it will not continue to qualify as a REIT.

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

    Provisions of the Company's Articles of Incorporation also are designed to prevent concentrated ownership of the Company which might jeopardize its qualification as a REIT under the Code. Among other things, these provisions provide (i) that any acquisition of shares that would result in the disqualification of the Company as a REIT under the Code will be void, and (ii) that in the event any person acquires, owns or is deemed, by operation of certain attribution rules set out in the Code, to own a number of shares in excess of 9.8% of the outstanding shares of the Company's Common Stock ("Excess Shares"), the Board of Directors, at its discretion, may redeem the Excess Shares. In addition, the Company may refuse to effectuate any transfer of Excess Shares and certain stockholders and proposed transferees of shares may be required to file an affidavit with the Company setting forth certain information relating, generally, to their ownership of the Company's Common Stock. These provisions may inhibit market activity and the resulting opportunity for the Company's stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of the Company's Common Stock in excess of the number of shares permitted under the Articles of Incorporation. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain (either alone or with others as a group) ownership of more than 9.8% of the outstanding shares of Common Stock. Investors seeking to acquire substantial holdings in the Company should be aware that this ownership limitation may be exceeded by a stockholder without any action on such stockholder's part if the number of outstanding shares of the Company's Common Stock is reduced. On December 13, 1993, the Board of Directors approved the adoption of a program to repurchase up to 2,000,000 shares of the Company's Common Stock in open market conditions. The decision to repurchase shares pursuant to the program, and the timing and amount of such purchases, will be based upon market conditions then in effect and other corporate considerations. As of December 31, 1994, 15,200 shares of common stock have been repurchased under such program.



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




                                                                     Years Ended December 31
                                             -----------------------------------------------------------------------
                                                 1994           1993           1992           1991          1990
                                             -------------  -------------  -------------  ------------  ------------
                                                              (In Thousands Except Per Share Data)
STATEMENT OF INCOME (LOSS) DATA:
  Income (Loss) From Mortgage Assets.......  $     (1,203)  $    (21,814)  $    (14,068)  $     15,507  $     20,271
  Interest Expense.........................          1,383          2,274          2,750         4,535         6,012
  Other Expense (Hedging, Management,
    General and Administrative)............          1,938          1,822          2,315         2,945         3,438
                                             -------------  -------------  -------------  ------------  ------------
  Income (Loss) Before Cumulative Effect of
    Accounting Change......................        (4,524)       (25,910)       (19,133)         8,027        10,821
  Cumulative Effect of Accounting Change...             --        (6,078)             --            --            --
                                             -------------  -------------  -------------  ------------  ------------
  Net Income (Loss)........................  $     (4,524)  $    (31,988)  $    (19,133)  $      8,027  $     10,821
                                             =============  =============  =============  ============  ============
  Income (Loss) Per Share Before Cumulative
    Effect of Accounting Change............  $       (.47)  $      (2.66)  $      (1.93)  $        .81  $       1.11
  Cumulative Effect of Accounting Change
    Per Share..............................             --          (.63)             --            --            --
                                             -------------  -------------  -------------  ------------  ------------
  Net Income (Loss) Per Share..............  $       (.47)  $      (3.29)  $      (1.93)  $        .81  $       1.11
                                             =============  =============  =============  ============  ============
  Dividends Per Share (1)..................  $         .02  $         .03  $         .40  $       1.70  $       1.05
                                             =============  =============  =============  ============  ============




                                                                         At December 31,
                                              ----------------------------------------------------------------------
                                                  1994           1993           1992          1991          1990
                                              -------------  -------------  ------------  ------------  ------------
                                                                          (In Thousands)
BALANCE SHEET DATA:
                                                                            $             $             $
  Real Estate Loans.........................  $       9,260  $         320            --            --            --
  Residual Interest Certificates............          4,853         14,025        48,081        70,278        74,637
  Interests Relating Mortgage Participation
    Certificates............................          2,801          3,710        18,687        42,710        56,726
  Total Assets..............................         31,150         43,882        87,063       121,502       138,980
  Long-Term Debt............................         11,783         19,926        31,000        16,450        20,000
  Total Liabilities.........................         13,508         21,505        32,357        43,462        52,822
  Total Stockholders' Equity................         17,642         22,377        54,706        78,040        86,158

--------------
(1) On January 30, 1991,  the Company paid a dividend of $1.05 per share for the year ended December 31, 1990. On April 15, 1991, the Company paid a dividend of $.50 per share consisting of $.40 per share for the first quarter of 1991 and a special  dividend  of $.10 per share  representing  the  remainder  of undistributed  taxable  income for 1990. On July 15, 1991,  October 14, 1991 and January 15, 1992,  the Company paid a dividend of $.40 per share for the quarters  ended June 30,  1991,  September  30, 1991 and  December 31, 1991,
    respectively.  On April 15,  1992,  the Company  paid a dividend of $.25 per share for the quarter ended March 31, 1992 and on July 15, 1992, the Company paid a dividend of $.15 per share for the quarter  ended June 30, 1992.  The
    Company paid a dividend of $.03 per share on January 14, 1994 for 1993.  The
    Company paid a dividend of $.02 per share on January 17, 1995 for 1994.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND INTEREST RATES AND OTHER INFORMATION

RESULTS OF OPERATIONS -- 1994 COMPARED TO 1993

    The Company incurred a net loss of $4,524,000 or $.47 per share in 1994 compared to a net loss of $31,988,000 or $3.29 per share in 1993.

    The Company's loss from Mortgage Assets was $1,203,000 in 1994 compared to a loss of $21,814,000 in 1993. The above amounts include net charges of $3,343,000 in 1994 and $22,312,000 in 1993 to writedown the Company's investments in several of its Mortgage Interests. Writedowns of Mortgage Interests declined in 1994 as compared to 1993 because of a decrease in the average balance of Mortgage Interests owned by the Company and a decline in projected prepayment rates. See "Interest Rates and Prepayments."

    Interest income on real estate loans increased from $29,000 in 1993 to $1,113,000 in 1994 due to the expansion of the Company's real estate lending program. See "Liquidity, Capital Resources and Commitments."

    The  Company's   interest  expense  declined  from  $2,274,000  in  1993  to
$1,383,000 in 1994 due to a reduction of the average aggregate long-term debt.

    General and administrative expenses in 1994 include $340,000 of legal and investment banking expenses related to merger negotiations with a privately held company which were subsequently terminated.

RESULTS OF OPERATIONS -- 1993 COMPARED TO 1992

    The Company incurred a net loss of $31,988,000 or $3.29 per share in 1993 compared to a net loss of $19,133,000 or $1.93 per share in 1992. The 1993 loss included a charge of $6,078,000 or $.63 per share from the cumulative effect of an accounting change. See Note 10 to the financial statements.

    The Company's loss from Mortgage Assets increased from $14,068,000 in 1992 to $21,814,000 in 1993 primarily due to continuing increases in both actual and projected mortgage prepayment rates. The above amounts include net charges of $22,312,000 in 1993 and $20,933,000 in 1992 to writedown the Company's investments in several of its Mortgage Interests. The negative impact on income of increased mortgage prepayments rates more than offset the positive effect on income from lower LIBOR rates on floating rate CMO classes and lower LIBOR and COFI rates on floating rate MPC classes related to the Company's Mortgage Interests. See "Interest Rates and Prepayments."

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

    The Company has not purchased any Mortgage Interests since October 1988.

    Since December 1993, the Company has originated several Real Estate Loans secured by various first deeds of trust on real properties located in Arizona. The Company's loan program seeks higher returns by targeting loan opportunities to which the Company can respond on a more timely basis than traditional real estate lenders. At December 31, 1994, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans. The Company may, in the future, make loans on properties located outside of Arizona. At December 31, 1994 the Company's Real Estate Loans outstanding total $9,260,000 and bear interest at between 16% and 24%, payable monthly, with all principal due within one year. All loans are current as of December 31, 1994.

    On December 17, 1992, a wholly owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 2001. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note 4 to the December 31, 1993 financial statements), by the Company's Mortgage Interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 5 to the December 31, 1993 financial statements), and by funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000, and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At December 31, 1994, $6,720,000 is held by Trustee in the reserve fund under the Indenture.

    At December 31, 1994, the Company does not have any used or unused short-term debt or line of credit facilities.

    As a real estate investment trust (REIT), the Company is not subject to income tax at the corporate level as long as it distributes 95% of its taxable income to its shareholders. The Company has, in the past, distributed 100% of its taxable income to its shareholders. However, primarily as a result of the significant mortgage refinancing activity in both 1992 and 1993 (see "Interest Rates and Prepayments"), the Company has accumulated a net operating loss carryforward, for income tax purposes, of approximately $58,000,000 as of December 31, 1994. This tax loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized, the Company will not be required to distribute dividends to its stockholders except for income that is deemed to be excess inclusion income. The Company anticipates that future cash flow from operations will be used for payment of operating expenses and debt service with the remainder, if any, available for investment in mortgage or real estate related assets. At December 31, 1994, the Company has $6,666,000 of cash and cash equivalents available for investment purposes.

INTEREST RATES AND PREPAYMENTS

    One of the Company's major sources of income is its income from Mortgage Interests which consists of the Company's net investment in eight real estate mortgage investment conduits ("REMICs") as described in Notes 4, 5 and 10 to the financial statements. The Company's cash flow and return on investment from its Mortgage Interests are highly sensitive to the prepayment rate on the related Mortgage Certificates and the variable interest rates on variable rate CMOs and MPCs.

    At December 31, 1994, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs is $52,034,000 in principal amount that pays interest based on LIBOR and $5,344,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related Mortgage Certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                                      1994              1993              1992
                                    ---------        ---------         ---------
LIBOR ....................           4.33%             3.22%             3.86%
COFI .....................           3.83%             4.16%             5.45%

    The LIBOR and COFI rates as of December 31, 1994, were 6.00% and 4.37%, respectively.

    On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which had a term of two years beginning July 1, 1992, required the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. Through the expiration of the agreement on July 1, 1994, LIBOR has remained under 9.0% and, accordingly, no amounts were paid under the agreement.

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

    The national average contract interest rate for major lenders on purchase of previously occupied homes, as published by the Federal Housing Finance Board, decreased from an average of 9.04% in 1991 to an average of 7.84% in 1992 to an average of 6.96% in 1993. This resulted in a significant increase in refinancing activity beginning in the fourth quarter of 1991 and continuing throughout 1992 and 1993. As a result, the Company incurred net charges of $22,312,000 in 1993 and $20,933,000 in 1992 to writedown its Mortgage Interests. This mortgage interest rate has subsequently risen from 6.65% in December 1993 to 7.75% in December 1994 and projected prepayment rates have declined. However, actual prepayments have been declining slower than projected and, as a result, the Company incurred an additional net charge of $3,343,000 in 1994 to writedown its Mortgage Interests.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements, the report thereon and the notes thereto commencing at page F-1 of this report, which financial statements, report and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None





                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company are as follows:



NAME                         AGE    POSITION(S) HELD
----                         ---    ----------------
Alan D. Hamberlin            46     Chairman of the Board of Directors, Director, President and
                                    Chief Executive Officer

Jay R. Hoffman               40     Vice President, Secretary, Treasurer and Chief Financial and
                                    Accounting Officer

Mike Marusich                69     Director

Mark A. McKinley             48     Director

Gregory K. Norris            44     Director


    Alan D. Hamberlin has been a Director and the President and Chief Executive Officer of the Company since its organization and Chairman of the Board of Directors of the Company since January 1990. Mr. Hamberlin also served as the President and Chief Executive Officer of the managing general partner of the Company's former Manager. Mr. Hamberlin has been President of Courtland Homes, Inc. since July 1983. Mr. Hamberlin has served as a Director of American Southwest Financial Corporation and American Southwest Finance Co., Inc. since their organization in September 1982. Mr. Hamberlin also has served as a Director of American Southwest Affiliated Companies since its organization in March 1985 and of American Southwest Holdings, Inc. since August 1994.

    Jay R. Hoffman has been a Vice President and the Secretary, Treasurer and Chief Financial and Accounting Officer of the Company since July 1988. Mr. Hoffman, a certified public accountant, engaged in the practice of public accounting with Kenneth Leventhal & Company from March 1987 through June 1988 and with Arthur Andersen & Co. from June 1976 through March 1987.

    Mike Marusich has been a Director of the Company since June 1990. Mr. Marusich has been a business consultant since 1980. Mr. Marusich, a certified public accountant for 38 years, engaged in the practice of public accounting with Ernst & Whinney (now Ernst & Young) for 15 years and was partner-in-charge of that firm's Phoenix, Arizona office from 1976 until his retirement in 1980.

    Mark A. McKinley has been a Director of the Company since May 1988. Mr. McKinley is currently Senior Vice President of NationsBanc Mortgage Corporation. Prior to that, he was the Co-Founder, President and Director of Cypress Financial Corporation organized in 1983 and Managing Director of Rancho Santa Margarita Mortgage Corporation, organized in 1990. From 1968 through 1983, Mr. McKinley served as Senior Vice President of The Colwell Company, a publicly held mortgage banking corporation and was responsible for administration of secondary marketing, hedging operations and loan sales.

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

    Messrs. Marusich, McKinley and Norris are members of the Company's Audit Committee and the Company's Special Committee.

    The Special Committee was formed in May 1994 for the purpose of evaluating and negotiating a proposed merger transaction between American Southwest Holdings, Inc. and the Company. In February 1995, the Board of Directors of American Southwest Holdings, Inc. notified the Company that they were ending negotiations with respect to such merger transaction.

    The Board of Directors held a total of three meetings during the fiscal year ended December 31, 1994. One director was absent for one of the three meetings. The Audit Committee met separately at one formal meeting during the year ended December 31, 1994. One director was absent for such Audit Committee meeting. The Special Committee held a total of eight meetings during the fiscal year ended December 31, 1994. One director was absent for one of the eight meetings.

    All directors are elected at each annual meeting of the Company's stockholders for a term of one year, and hold office until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

    The Bylaws of the Company provide that, if the Company elects to be treated as a REIT, the majority of the members of the Board of Directors and of any committee of the Board of Directors will at all times be persons who are not "Affiliates" of "Advisors of the Company," except in the case of a vacancy. An Advisor is defined in the Bylaws as a person or entity responsible for directing or performing the day to day business affairs of the Company, including a person or entity to which an Advisor subcontracts substantially all such functions. An "Affiliate" of another person is defined in the Bylaws to mean any person directly or indirectly owning, controlling or holding the power to vote 5% or more of the outstanding voting securities of such other person or of any person directly or indirectly controlling, controlled by or under common control with such other person; 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such other person; any person directly or indirectly controlling, controlled by or under common control with such other person; and any officer, director, partner or employee of such other person. The term "person" includes a natural person, a corporation, partnership, trust company or other entity.

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



ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

    The following table sets forth compensation  received by the Company's Chief
Executive Officer and its other executive officer for the Company's last three fiscal years ending December 31, 1994.

                          SUMMARY COMPENSATION TABLE






                                             Annual Compensation                     Long-Term Compensation
                           ------------------------------------------------------  ---------------------------
                                                                                     Restricted
   Name and Principal                                              Other Annual        Stock          Stock        All Other
        Position                        Salary        Bonus        Compensation        Awards        Options      Compensation
-------------------------            ------------  ------------  ----------------  --------------  -----------  ----------------
Alan D. Hamberlin              1994      $250,000  $      2,100      $     --             --          4,642       $     --
  Chairman, President and      1993       250,000         4,100            --             --          5,439             --
  Chief Executive Officer      1992       250,000        47,500            --             --         25,280            243,861(1)

Jay R. Hoffman, Vice           1994      $175,000  $     15,000      $     --             --          1,216       $     --
  President, Secretary,        1993       175,000        --                --             --          1,425             --
  Treasurer and Chief          1992       175,000        --                --             --          4,091             12,975(1)
  Accounting and
  Financial Officer

--------------
(1) During 1992 the Company  purchased  64,818  shares of Common  Stock from Mr.
    Hamberlin and 9,793 shares of Common Stock from Mr. Hoffman  pursuant to the purchase  provisions  of the  Company's  stock  option  plan.  The net value realized  (purchase  price of stock on date of purchase by the Company  less fair market  value on such date)  equaled  $243,861  for Mr.  Hamberlin  and
    $12,975 for Mr.  Hoffman.  Such shares had originally been purchased in 1991 and 1990 by Mr. Hamberlin and in 1991 by Mr. Hoffman through the exercise of stock options.  At the time Mr.  Hamberlin  exercised his options to acquire the 64,818  shares of Common  Stock,  such shares of Common Stock had a fair market value in excess of the exercise  price paid of $291,422.  At the time
    Mr.  Hoffman  exercised  his options to acquire  the 9,793  shares of Common
    Stock,  such shares of Common Stock had a fair market value in excess of the exercise price paid of $57,716.  Such amounts were  previously  disclosed in the Company's  Form 10-Ks for the years ended December 31, 1991 and December
    31, 1990, as applicable.  A portion of these amounts, for Federal income tax purposes,  were reported as compensation to Mr. Hamberlin and Mr. Hoffman in the years the stock options were exercised.



    Officers and key personnel of the Company are eligible to receive stock options under the Company's stock option plan. Officers serve at the discretion of the Board of Directors.

COMPENSATION OF DIRECTORS

    The Company pays an annual director's fee to each Unaffiliated Director equal to $20,000, a fee of $1,000 for each meeting of the Board of Directors attended by each Unaffiliated Director and reimbursement of costs and expenses for attending such meetings. During 1994, the Unaffiliated Directors also accrued dividend equivalent rights, in the amounts of 913 with respect to Mr. McKinley, 224 with respect to Mr. Norris, and 672 with respect to Mr. Marusich. The dividend equivalent rights accrued to Messrs. Hamberlin and Hoffman during 1994 are included in the table on options granted to the Company's executive officers below. In addition, the Company's Directors are eligible to participate in the Company's stock option plan described below.

EMPLOYMENT AGREEMENTS

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


    The following table provides information on options granted to the Company's executive officers during 1994.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                           Percentage of
                                            Total Stock
                                            Granted to                                             Grant Date
                          Options           Employees        Exercise Price      Expiration      Market Price
    Name               Granted(#)(1)         in 1994          (per share)         Date(3)          Of Stock        Valuation(4)
    ----             -----------------  -----------------  ------------------  --------------  ----------------  ----------------
Alan D. Hamberlin         4,642             59.67%               (2)                (2)              $1.00            $4,642
Jay R. Hoffman            1,216             15.63%               (2)                (2)              $1.00            $1,216

--------------
(1) All of such options are currently exercisable.
(2) Represent  dividend  equivalent rights earned in 1994. Such rights expire at the same time as the  options  on which  they were  earned  which  expire at various dates between July 26, 1999 and February 6, 2002.
(3) Options are subject to earlier expiration upon an optionee's termination for cause or three months after any other termination of employment.
(4) This column presents the Black-Scholes  option valuation method  calculation of the options' present value. The  Black-Scholes  computation is based upon certain  assumptions,  including  hypothetical  stock price  volatility  and market interest rate calculations.  In addition, the Black-Scholes valuation method does not reflect the effects  upon option  valuation  of the options'
    nontransferability and conditional exercisability.





    The following table provides information on options exercised in 1994 by the Company's executive officers and the value of such officer's unexercised options at December 31, 1994.

                        FISCAL YEAR END OPTION VALUES


                                                                Number of                      Value of Unexercised
                                                           Unexercised Options               In-The-Money Options at
                                                           At December 31, 1994              December 31, 1994($)(1)
                      Shares Acquired       Value At      ----------------------------------  ----------------------------------
    Name              on Exercise (#)      Exercise($)      Exercisable      Unexercisable      Exercisable      Unexercisable
    ----            -------------------  ---------------  ---------------  -----------------  ---------------  -----------------
Alan D. Hamberlin          --                 $--              236,709            --               --                --
Jay R.  Hoffman            --                 $--               62,029            --               --                --

--------------
(1) Calculated  based  on the  closing  price  at  December  31,  1994 of  $1.00 multiplied  by the  number of  applicable  shares  in the  money  (including dividend equivalent rights), less the total exercise price per share.


SEP-IRA

    On June 27, 1991, the Company established a simplified employee pensionindividual retirement account pursuant to Section 408(k) of the Code (the "SEP-IRA"). Annual contributions may be made by the Company under the SEP-IRA to employees. Such contributions will be excluded from each employee's gross income and will not exceed the lesser of 15% of such employee's compensation or $30,000. The Company did not make any contributions to the SEP-IRA during 1994.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    At March 23, 1995, there were 9,716,517 shares of Common Stock  outstanding.
The table below sets forth, as of March 23, 1995, those persons known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, the number of shares of Common Stock beneficially owned by each director and executive officer of the Company and the number of shares beneficially owned by all of the Company's executive officers and directors as a group, which information as to beneficial ownership is based upon statements furnished to the Company by such persons.




                                                               NUMBER OF
NAME AND ADDRESS OF                                       SHARES BENEFICIALLY         PERCENT OF
BENEFICIAL OWNER                                               OWNED (1)           COMMON STOCK(2)
---------------------                                   -----------------------  --------------------
Alan D. Hamberlin*                                            274,609(3)                2.71%
Jay R. Hoffman*                                                77,029(4)                 **
Mark A. McKinley*                                              46,575(5)                 **
Mike Marusich*                                                 34,273(5)                 **
Gregory K. Norris*                                             11,423(5)                 **
All directors and executive officers
  as a group (five persons)                                   443,909(6)                4.31%

5% Stockholders:
Ira Sochet
5701 Sunset Drive, Suite 315
South Miami, Florida 33143                                    513,400                   5.28%

The Intergroup Corporation
and Mr. John V. Winfield
2121 Avenue of the Stars, Suite 2020
Los Angeles, California 90067                                 859,000(7)                8.84%

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

(2) The  percentages  shown include the shares of Common Stock actually owned as of March 23,  1995 and the shares of Common  Stock which the person or group had the right to acquire  within 60 days of such date.  In  calculating  the percentage  of  ownership,  all shares of Common Stock which the  identified person or group had the right to  acquire  within 60 days of March 23,  1995 upon the exercise of options are deemed to be outstanding for the purpose of computing the  percentage of the shares of Common Stock owned by such person or group,  but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3) Includes 37,900 shares of Common Stock indirectly  beneficially owned by Mr.
    Hamberlin through a partnership and 236,709 shares of Common Stock which Mr.
    Hamberlin had the right to acquire within 60 days of March 23, 1995 by the exercise of stock options (including dividend equivalent rights).

(4) Includes  15,000  shares of Common  Stock  owned by Mr.  Hoffman  and 62,029 shares of Common Stock which Mr. Hoffman had the right to acquire within 60 days of March 23, 1995 by the exercise of stock options (including dividend equivalent rights).

(5) All of such  shares  of Common  Stock are  shares  which Mr.  McKinley,  Mr.
    Marusich and Mr. Norris had the right to acquire within 60 days of March 23, 1995 by the exercise of stock options (including dividend equivalent rights).

(6) Includes 391,009 shares of Common Stock which such persons had the right to acquire within 60 days of March 23, 1995 by the exercise of stock options
    (including dividend equivalent rights).

(7) The nature of beneficial ownership of the 859,000 shares is 459,000 shares are owned by the InterGroup Corporation and 400,000 shares are owned by John V. Winfield. Mr. Winfield is Chairman of the Board and President of
    The InterGroup Corporation. As of February 7, 1995, 427,406 shares of
    InterGroup common stock, constituting 46% of the outstanding InterGroup shares, were owned directly or beneficially by Mr. Winfield.


    Other than options and dividend equivalent rights granted under the Company's stock option plan, there are no outstanding warrants, options or rights to purchase any shares of Common Stock of the Company, and no outstanding securities convertible into Common Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

POTENTIAL CONFLICTS OF INTEREST

    The Bylaws of the Company provide that, if the Company elects to be treated as a REIT, a majority of the Board of Directors (and a majority of each committee of the Board of Directors) must not be "Affiliates" of "Advisors," as these terms are defined in the Bylaws, and that the investment policies of the Company must be reviewed annually by these directors (the "Unaffiliated Directors").

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

CERTAIN RELATIONSHIPS

    Alan D. Hamberlin, the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, also is a director of American Southwest Financial Corporation, American Southwest Finance Co., Inc., American Southwest Affiliated Companies and American Southwest Holdings, Inc.

    Mr. Hamberlin directly and indirectly owns a total of 6.7% of the voting stock of American Southwest Holdings, Inc. American Southwest Holdings, Inc. directly or indirectly owns 100% of the voting stock of, among other entities, ASFS, American Southwest Financial Corporation and Westam Mortgage Financial Corporation. See "Business -- The Subcontract Agreement."

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (a) Exhibits

  EXHIBIT
  NUMBER           EXHIBIT
  ------           -------
  3(a)             Amended  and  Restated   Articles  of  Incorporation  of  the
                   Registrant*
  3(b)             Bylaws of the Registrant*
  4                Specimen  Certificate  representing  $.01  par  value  Common
                   Stock*
  10(a)            Subcontract  Agreement  between the  Registrant  and American
                   Southwest Financial Services, Inc.*
  10(b)            Form of Master Servicing Agreement*
  10(c)            Form of Servicing Agreement*
  10(d)            Stock Option Plan*
  10(e)            Amendment to Stock Option Plan**
  10(g)            Employment  Agreement  between  the  Registrant  and  Alan D.
                   Hamberlin****
  10(h)            Indenture  dated as of December 1, 1992  between EMIC Finance
                   Corporation,  as Note Issuer of the Secured Notes,  and State
                   Street Bank & Trust Company, as Note Trustee****
  10(i)            Agreement  and  Certificate  dated as of  December 1, 1992 by
                   Registrant for the benefit of the Note Trustee****
  22               Subsidiaries of the Registrant***
  23               Consent of Kenneth Leventhal & Company
  27               Financial Data Schedule
--------------
   * Incorporated herein by reference to the Registrant's Registration Statement on Form S-11 (No. 33-22092) filed July 19, 1988 and declared effective on July 20, 1988.

  ** Incorporated herein by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1990 filed March 31, 1991.

 *** Incorporated herein by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1991 filed March 31, 1992.

**** Incorporated herein by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1992 filed March 30, 1993.

   (b) Financial Statements and Financial Statement Schedules filed as part of this report:

         1. Financial Statements -- as listed in the "Index to Financial Statements" on page F-1 of this Annual Report on Form 10-K.

         2. Financial Statement Schedules -- no schedules are required because of the absense of conditions under which they are required or because the information is given in the financial statements and notes beginning on page F-1 of this Annual Report on Form 10-K.

   (c) Reports on Form 8-K:
      No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1994.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOMEPLEX MORTGAGE
                                       INVESTMENTS CORPORATION

Date: March 30, 1995
                                   By: /s/ Alan D. Hamberlin
                                       ---------------------------------------
                                       Alan D. Hamberlin,
                                       Chairman of the Board
                                       of Directors and President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                               DATE
---------                                -----                                               ----
/s/ Alan D. Hamberlin                    Chairman of the Board of Directors,                 March 30, 1995
---------------------------------------  President, Chief Executive Officer and
           Alan D. Hamberlin             Director (Principal Executive Officer)

/s/ Jay R. Hoffman                       Vice President, Secretary, Treasurer and            March 30, 1995
---------------------------------------  Chief Financial and Accounting Officer
            Jay R. Hoffman

/s/ Mike Marusich                        Director                                            March 30, 1995
---------------------------------------
             Mike Marusich

/s/ Mark A. McKinley                     Director                                            March 30, 1995
---------------------------------------
           Mark A. McKinley

/s/ Gregory K. Norris                    Director                                            March 30, 1995
---------------------------------------
           Gregory K. Norris





                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                        INDEX TO FINANCIAL STATEMENTS



                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report......................................................       F-2
Consolidated Balance Sheets As Of December 31, 1994 And 1993......................       F-3
Consolidated Statements Of Net Income (Loss) For The Years Ended December 31,
  1994, 1993
  And 1992........................................................................       F-4
Consolidated Statements Of Stockholders' Equity For The Years Ended December 31,
  1994, 1993 And 1992.............................................................       F-5
Consolidated Statements Of Cash Flows For The Years Ended December 31, 1994, 1993
  And 1992........................................................................       F-6
Notes To Consolidated Financial Statements........................................       F-7


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Homeplex Mortgage Investments Corporation

    We have audited the accompanying consolidated balance sheets of Homeplex Mortgage Investments Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of net income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homeplex Mortgage Investments Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 10 to the consolidated financial statements, the Company changed its method for accounting for mortgage interests as of December 31, 1993.

                                                     KENNETH LEVENTHAL & COMPANY

Phoenix, Arizona
March 10, 1995

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                AS OF DECEMBER 31, 1994 AND DECEMBER 31, 1993
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)





                                                            1994       1993
                                                          ---------  ---------
ASSETS

Real estate loans (Note 3)..............................  $   9,260  $     320
Funds held by Trustee (Note 6)..........................      6,720      8,761
Cash and cash equivalents...............................      6,666     16,247
Residual interest certificates (Note 4 and 10)..........      4,853     14,025
Interests relating to mortgage participation
  certificates (Note 5 and 10)..........................      2,801      3,710
Other assets (Note 6)...................................        695        819
Accrued interest receivable.............................        155      --
                                                          ---------  ---------
Total Assets............................................  $  31,150  $  43,882
                                                          =========  =========

LIABILITIES

Long-term debt (Note 6).................................  $  11,783  $  19,926
Accounts payable and other liabilities (Note 9).........      1,416      1,093
Dividend payable........................................        194        292
Accrued interest payable................................        115        194
                                                          ---------  ---------
Total Liabilities.......................................     13,508     21,505
                                                          ---------  ---------

STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 50,000,000
  shares authorized; issued and
  outstanding -- 9,875,655
  shares (Note 9).......................................         99         99
Additional paid-in-capital..............................     84,046     84,046
Cumulative net loss.....................................   (24,854)   (20,330)
Cumulative dividends....................................   (41,239)   (41,045)
Treasury stock -- 159,138 shares in 1994 and 143,938
  shares in 1993........................................      (410)      (393)
                                                          ---------  ---------
Total Stockholders' Equity..............................     17,642     22,377
                                                          ---------  ---------
Total Liabilities and Stockholders' Equity..............  $  31,150  $  43,882
                                                          =========  =========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)







                                               1994        1993        1992
                                            ----------  ----------  ----------
INCOME (LOSS) FROM MORTGAGE ASSETS

Interest income on real estate loans......  $    1,113  $       29  $    --
Income (loss) from residual interest
  certificates (Notes 4 and 10)...........     (3,337)    (14,367)       (876)
Income (loss) from interests relating to
  mortgage participation certificates
  (Notes 5 and 10)........................         673     (7,945)    (13,374)
Other income..............................         348         469         182
                                            ----------  ----------  ----------
                                               (1,203)    (21,814)    (14,068)
                                            ----------  ----------  ----------

INTEREST EXPENSE

Long-term borrowings......................       1,383       2,274       1,720
Short-term borrowings.....................       --          --          1,030
                                            ----------  ----------  ----------
                                                 1,383       2,274       2,750
                                            ----------  ----------  ----------
Loss Before Other Expenses and Cumulative
  Effect of Accounting Change.............     (2,586)    (24,088)    (16,818)
                                            ----------  ----------  ----------

OTHER EXPENSES

General and administrative (Notes 2 and 9)       1,842       1,684       2,246
Hedging expense...........................          96         138          69
                                            ----------  ----------  ----------
Total Other Expenses......................       1,938       1,822       2,315
                                            ----------  ----------  ----------
Net Income (Loss) Before Cumulative Effect
  of Accounting Change....................     (4,524)    (25,910)    (19,133)
Cumulative Effect of Accounting Change
  (Note 10)...............................       --        (6,078)       --
                                            ----------  ----------  ----------
Net Income (Loss).........................  $  (4,524)  $ (31,988)  $ (19,133)
                                            ==========  ==========  ==========

PER SHARE DATA

Net Income (Loss) Per Share Before
  Cumulative Effect of Accounting Change.. $ (.47) $ (2.66) $ (1.93) Cumulative Effect of Accounting Change Per
  Share...................................       --          (.63)       --
                                            ----------  ----------  ----------
Net Income (Loss) Per Share...............  $    (.47)  $   (3.29)  $   (1.93)
                                            ==========  ==========  ==========

Dividends Declared Per Share..............  $      .02  $      .03  $      .40
                                            ==========  ==========  ==========

Weighted Average Number Of Shares Of
  Common Stock And Common Stock
  Equivalents Outstanding.................   9,720,612   9,732,056   9,897,406
                                            ==========  ==========  ==========

See notes to consolidated financial statements.


                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (DOLLARS IN THOUSANDS)


                                                       Additional      Cumulative
                              Number         Par        Paid-In        Net Income      Cumulative      Treasury
                             Of Shares      Value       Capital          (Loss)        Dividends        Stock          Total
                           -------------  ---------  --------------  --------------  --------------  ------------  -------------
Balance at December 31,
  1991...................      9,855,287   $     99   $      83,954   $      30,791   $    (36,804)   $    --      $      78,040
Exercise of stock options
  (Note 9)...............         20,368       --                92         --              --             --                 92
Treasury stock acquired
  123,570 shares (Note 9)        --            --           --              --              --              (344)          (344)
Net loss.................        --            --           --             (19,133)         --             --           (19,133)
Dividends declared.......        --            --           --              --              (3,949)        --            (3,949)
                           -------------   --------   -------------   -------------   -------------   -----------  -------------
Balance at December 31,
  1992...................      9,875,655         99          84,046          11,658        (40,753)         (344)         54,706
Net loss.................        --            --           --             (31,988)         --             --           (31,988)
Dividend declared........        --            --           --              --                (292)        --              (292)
                           -------------   --------   -------------   -------------   -------------   -----------  -------------
Balance at December 31,
  1993...................      9,875,655         99          84,046        (20,330)        (41,045)         (393)         22,377
Treasury stock acquired
  -- 15,200 shares (Note
  9).....................        --            --           --              --              --               (17)           (17)
Net loss.................        --            --           --              (4,524)         --             --            (4,524)
Dividend declared........        --            --           --              --                (194)        --              (194)
                           -------------   --------   -------------   -------------   -------------   -----------  -------------
Balance at December 31,
  1994...................      9,875,655   $     99   $      84,046   $    (24,854)   $    (41,239)   $     (410)  $      17,642
                           =============   ========   =============   =============   =============   ===========  =============

See notes to consolidated financial statements.



                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                         INCREASE (DECREASE) IN CASH
                            (DOLLARS IN THOUSANDS)




                                                  1994      1993       1992
                                                --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss......................................  $(4,524)  $(31,988)  $(19,133)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Net write-downs and non-cash losses on
      residual interest certificates..........     3,343     14,367      5,876
    Increase (decrease) in accounts payable
      and other liabilities...................       323      (129)        246
    Amortization of debt costs................       216        230      1,053
    (Increase) decrease in other assets.......     (188)      (169)        466
    Increase in accrued interest receivable...     (155)      --         --
    Amortization of hedging costs.............        96        138         69
    Increase (decrease) in accrued interest
      payable.................................      (79)         59         41
    Net write-downs on interests relating to
      mortgage participation certificates.....      --        7,945     15,057
    Cumulative effect of accounting change....      --        6,078      --
                                                --------  ---------  ---------
Net Cash Provided By (Used In) Operating
  Activities..................................     (968)    (3,469)      3,675
                                                --------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Real estate loans funded......................   (9,610)      (320)      --
Amortization of residual interest certificates     5,829     15,319     16,320
(Increase) decrease in funds held by Trustee..     2,041    (3,631)    (5,130)
Amortization of interests relating to mortgage
  participation certificates..................       909      5,324      8,966
Principal payments received on real estate
  loans.......................................       670      --         --
                                                --------  ---------  ---------
Net Cash Provided By (Used In) Investing
  Activities..................................     (161)     16,692     20,156
                                                --------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on long-term debt.....   (8,143)   (11,074)   (16,450)
Dividends paid................................     (292)      --       (7,891)
Repurchases of common stock, net of common
  stock issuances.............................      (17)       (49)      (252)
Capitalized debt costs........................      --         (25)      (610)
Proceeds from long-term debt..................      --        --        31,000
Net decrease in short-term borrowings.........      --        --      (22,000)
Purchase of hedging instruments...............      --        --         (245)
                                                --------  ---------  ---------
Net Cash Used In Financing Activities.........   (8,452)   (11,148)   (16,448)
                                                --------  ---------  ---------
Net Increase (Decrease) In Cash And Cash
  Equivalents.................................   (9,581)      2,075      7,383
Cash And Cash Equivalents At Beginning Of
  Period......................................    16,247     14,172      6,789
                                                --------  ---------  ---------
Cash And Cash Equivalents At End Of Period....  $  6,666  $  16,247  $  14,172
                                                ========  =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

Cash paid for interest........................  $  1,246  $   2,103  $   1,738
                                                ========  =========  =========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

NOTE 1 -- ORGANIZATION

    Homeplex Mortgage Investments Corporation, a Maryland corporation, (the Company) commenced operations in July 1988. As described in Notes 4 and 5, the Company has purchased interests in mortgage certificates securing collateralized mortgage obligations (CMOs) and interests relating to mortgage participation certificates (MPCs) (collectively Mortgage Interests). Since December 1993 the Company has originated various loans secured by real estate (see Note 3).

NOTE 2 -- GENERAL AND SUMMARY OF ACCOUNTING POLICIES

    Basis of Presentation

    The  consolidated  financial  statements  include  the  accounts of Homeplex
Mortgage Investments Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Income Taxes

    The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code. As a REIT, the Company must distribute annually at least 95% of its taxable income to its stockholders. The $.40 dividend declared in 1992 consisted of $.3166 of ordinary income and $.0834 of return of capital, the $.03 dividend declared in 1993 consisted of $.0276 of ordinary income and $.0024 of return of capital and the $.02 dividend declared in 1994 consisted of $.0142 of ordinary income and $.0058 of return of capital to the recipients for federal income tax purposes.

    At December 31, 1994, the Company has available, for income tax purposes, a net operating loss carryforward of approximately $58,000,000. Such loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized the Company will not be required to pay dividends to its stockholders except for income that is deemed to be excess inclusion income.

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

    Interests Relating To Mortgage Participation Certificates and Residual Interest Certificates

    Interests relating to mortgage participation certificates and residual interest certificates are accounted for as described in Notes 4, 5 and 10.

    Cash and Cash Equivalents

    Cash and cash equivalents include demand deposits and certificates of deposit with maturities of less than three months.

    Amortization of Hedging

    The cost of the Company's LIBOR ceiling rate agreements (see Note 8) is amortized using the straight-line method over the lives of the agreements.

    Net Income (Loss) Per Share

    Primary net income (loss) per share is calculated using the weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of dilutive stock options. Net income (loss) per share is the same for both primary and fully diluted calculations.

    General and Administrative Expenses

    General and administrative expenses in 1994 include $340,000 of legal and investment banking expenses related to merger negotiations with a privately held company which were subsequently terminated.



NOTE 3 -- REAL ESTATE LOANS

    The following is a summary of real estate loans at December 31, 1994:


                                  INTEREST                 PAYMENT                    PRINCIPAL AND
         DESCRIPTION                RATE                    TERMS                  CARRYING AMOUNT (1)
         -----------            ------------  ---------------------------------  -----------------------
First Deed of Trust on 321          24%       Interest only monthly, principal         $2,280,000
unit apartment in Tucson,                     due January 31, 1995; extended to
Arizona, with recourse to                     April 30, 1995 upon payment of 1/2%
corporate borrower and the                    extension fee.
personal guarantee of an
officer of borrower.

First Deed of Trust on 128          24%       Interest only monthly, principal          2,348,000
unit apartment in Sierra                      due April 15, 1995.
Vista,  Arizona,  with
recourse to corporate borrower
and the personal guarantee
of an officer of borrower.

First Deed of Trust on 33           16%       Interest only monthly, principal          2,360,000
acres of land in Scottsdale,                  due October 31, 1995; may be
Arizona.                                      extended for one year under
                                              certain terms and conditions.

First Deed of Trust on 33           16%       Interest only monthly, principal          2,272,000
acres of land in Tempe,                       due November 21, 1995.
Arizona.

                                                                                       ----------
                                                                                       $9,260,000
                                                                                       ==========

--------------
(1) Also represents cost for federal income tax purposes.



    At December 31, 1994, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans.

    Each of the preceding loans was current as of December 31, 1994. The following summarizes real estate loan activity for 1994:



Balance at December 31, 1993 ...........................            $   320,000
Real estate loans funded ...............................              9,610,000
Principal repayments ...................................               (670,000)
                                                                    -----------
Balance at December 31, 1994 ...........................            $ 9,260,000
                                                                    ===========

NOTE 4 -- RESIDUAL INTEREST CERTIFICATES

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

    The following summarizes the Company's investment at December 31, 1994:



                                                            COMPANY'S AMORTIZED
CMO SERIES                                                   COST (SEE NOTE 10)
-------                                                     -------------------
                                                              (IN THOUSANDS)
Westam 1 ...............................................           $1,208
Westam 3 ...............................................              144
Westam 5 ...............................................              310
Westam 6 ...............................................               32
ASW 65 .................................................            3,159
                                                                   ------
                                                                   $4,853
                                                                   ======


    The following  summarizes  the combined  assets and  liabilities of the five
REMICs at December 31, 1994 (in thousands):




  Assets:
        Outstanding Principal Balance of Mortgage Certificates                      $294,107
        Funds Held By Trustee ...........                                              8,691
        Accrued Interest Receivable .....                                              2,356
                                                                                    --------
                                                                                    $305,154
                                                                                    ========

        Range of Stated Coupon Rate of Mortgage Certificates...................   9.0%-10.5%





  Liabilities:
    Outstanding Principal Balance of CMOs:
      Fixed Rate.................................................  $    254,407
      Floating Rate -- LIBOR Based...............................        44,324
                                                                   ------------
      Total CMO Principal Balance................................                   $ 298,731
    Accrued Interest Payable.....................................                       2,851
                                                                                 ------------
                                                                                    $ 301,582
                                                                                 ============


  Range of Stated Interest Rates on CMOs.......................................   0% to 9.45%



    The Company's 100% residual interests entitle the Company to receive the excess, if any, of payments received from the pledged mortgage certificates together with reinvestment income thereon over amounts required to make debt service payments on the related CMOs and to pay related administrative expenses of the REMICs. The Company also has the right, under certain conditions, to cause an early redemption of the CMOs. Under the early redemption feature, the mortgage certificates are sold at the then current market price and the CMOs repaid at par value. The Company is entitled to any excess cash flow from such early redemptions. The conditions under which such early redemptions may be elected vary but generally cannot be done until the remaining outstanding CMO balance is less than 10% of the original balance.

    Effective December 31, 1993, the Company adopted the prospective net level yield method with respect to these investments (see Note 10). The cumulative effect of the change was recorded as of December 31, 1993. Income for the year ended December 31, 1994 has been determined using the prospective net level yield method.

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


    The following summarizes the Company's combined loss from these REMICs for the years ended December 31, 1993 and 1992 (in thousands) prior to the cumulative effect of the change in accounting principle described in Note 10:



                                                                        1993           1992
                                                                    -------------  -------------
Interest income, including amortization of mortgage  premium or
  discount, and reinvestment income  from mortgage collateral.....  $     57,029   $     79,238
CMO interest, including amortization of debt discount, and
  administration expense..........................................       (69,076)       (74,940)
Writedown of investment to estimated undiscounted cash flows, net
  of amortization.................................................        (2,320)        (5,174)
                                                                    -------------  -------------
Loss from residual interest certificates..........................  $    (14,367)  $       (876)
                                                                    =============  =============


    The average LIBOR-reset rates on the floating rate CMO classes were 4.33%, 3.22% and 3.86%, respectively, for the years ended December 31, 1994, 1993 and 1992. At December 31, 1994, LIBOR was 6.00%.

NOTE 5 -- INTERESTS RELATING TO MORTGAGE PARTICIPATION CERTIFICATES

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

    The Company accounts for its interests relating to these mortgage participation certificates using the prospective net level yield method as described in Note 10. In the event the undiscounted estimated future net cash flows from the MPC series is less than the Company's financial reporting basis, the Company reduces its financial reporting basis. The Company has taken net charges of $7,945,000 and $15,057,000, respectively, for the years ended December 31, 1993 and 1992 to reduce the MPC series to their undiscounted estimated future net cash flows. Effective December 31, 1993 the Company changed its method of accounting for impairment on these investments to the method described in Note 10. The following summarizes the Company's investment at December 31, 1994:





                      COMPANY'S AMORTIZED COST   COMPANY'S PERCENTAGE OWNERSHIP
   MPC SERIES             AT DEC. 31, 1994        OF INTERESTS RELATING TO MPCS
---------------------  ------------------------  -------------------------------
                           (IN THOUSANDS)
FHLMC 17 ............        $  219                      100.00%
FNMA 1988-24 ........         1,768                       20.20%
FNMA 1988-25 ........           814                       45.07%
                                                         ------
                                                          2,801
                                                         ======

    The following summarizes the Company's proportionate interest in the aggregate mortgage certificates and MPCs at December 31, 1994 (in thousands):



  Mortgage Certificates Underlying MPCs:
    Outstanding Principal Balance......................      $129,143


    Range of Stated Coupon Rates.......................      9.5%-10.0%



  MPCs:
    Outstanding Principal Balance:
      Fixed Rate.......................................      $116,089
      Floating Rate -- LIBOR Based.....................         7,710
      Floating Rate -- COFI Based......................         5,344
                                                           ------------
      Total MPCs Principal Balance.....................      $129,143
                                                           ============


    Range of Stated Interest Rates on MPCs.............      4.76%-9.9%


    The average LIBOR and COFI rates used to determine income from the interests relating to the above MPCs were as follows:


                                     1994              1993              1992
                                     ----              -----             ----
LIBOR ....................           4.33%             3.22%             3.86%
COFI .....................           3.83%             4.16%             5.45%

    The LIBOR and COFI rates as of December 31, 1994 were 6.00% and 4.37%, respectively.

NOTE 6 -- LONG-TERM DEBT

    In December 1990, the Company borrowed $20,000,000 under a three-year term loan agreement with a bank. The agreement required monthly principal amortization and interest payments at LIBOR plus .75%. In connection with the agreement, the Company paid fees of $375,000 which were amortized to interest expense over the term of the agreement. Additionally, the Company paid a fee of $1,160,000 to obtain a three year letter of credit from other financial institutions, which upon certain conditions, could be drawn upon to repay the term loan. Such fee was amortized to interest expense over the life of the agreement. The Company's residual interests in Westam 1, Westam 5 and ASW 65 (see Note 4) were pledged as collateral under the agreement. The balance outstanding under the agreement was repaid and the agreement terminated on December 17, 1992.

    On December 17, 1992, a wholly owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. In connection with the agreement the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheets and are being amortized to interest expense over the life of the agreement. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6 and ASW 65 (see Note 4), by the Company's Interests relating to mortgage participation certificates FNMA 1988-24 and FNMA 1988-25 (see Note 5), and by Funds held by Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund which is included in Funds held by Trustee in the accompanying consolidated balance sheets. The reserve fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At December 31, 1994, Funds held by Trustee consist of $5,954,000 in the Reserve Fund and $766,000 of other funds pledged under the Indenture.

    At  December  31,  1994,   scheduled   principal  payments  are  as  follows
(thousands):



          1995 ...................................               3,964
          1996 ...................................               3,964
          1997 ...................................               3,694
          1998 ...................................                 161
                                                               -------
                                                                11,783
                                                               =======

NOTE 7 -- SHORT-TERM BORROWINGS

    The Company's short-term borrowings have consisted primarily of repurchase agreements. Such agreements were at both fixed and floating rates, were secured by various Mortgage Interests and required the maintenance of certain collateral levels. At December 31, 1994 and 1993, there were no borrowings outstanding under repurchase agreements.


    Interest rates and balances related to the Company's short term borrowings, in the aggregate, were as follows:


                                                                              FOR THE YEARS
                                                                            ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       1994      1993        1992
                                                                     --------  --------  ------------
Weighted Average Balance Outstanding (In Thousands)................  $     --   $    --   $  14,876
Maximum Amount Outstanding At Any Month-End (In Thousands).........  $     --   $    --   $   22,000
Weighted Average Effective Interest Rate...........................        --%       --%        6.92%


NOTE 8 -- HEDGING

    On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which had a term of two years beginning July 1, 1992, required the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeded 9.0%. Through the expiration of the agreement on July 1, 1994 LIBOR remained under 9.0% and, accordingly, no amounts were paid under the agreement.

NOTE 9 -- COMMON STOCK AND STOCK OPTIONS

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

    Optionholders also receive, at no additional cost, dividend equivalent rights which entitle them to receive, upon exercise of the options, additional shares calculated based on the dividends declared during the period from the grant date to the exercise date. For the year ended December 31, 1992 approximately $182,000 of non-cash expense related to dividend equivalent rights is included in general and administrative expenses in the accompanying consolidated statements of net income (loss). There was no expense related to dividend equivalent rights in 1994 or 1993. At December 31, 1994 and 1993, accounts payable and other liabilities in the accompanying consolidated balance sheets, include approximately $940,000 related to the Company's granting of dividend equivalent rights. This liability will remain in the accompanying consolidated balance sheets until the options to which the dividend equivalent rights relate are exercised, cancelled or expire.

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


    The following summarizes stock option activity:


FOR THE YEARS ENDED DECEMBER 31,                                     1994        1993        1992
--------------------------------                                  ----------  ----------  -----------
Options granted.................................................          --          --        9,662
Exercise price per share of options granted.....................  $       --   $      --  $     5.125
Dividend equivalent rights granted..............................       7,779       9,115       26,174
Options cancelled (including dividend equivalent rights)........          --          --       10,184
Options exercised (including dividend equivalent rights)........          --          --       20,368
Exercise price per share of options exercised (excluding
  dividend equivalent rights)...................................  $       --   $      --  $      3.75





AT DECEMBER 31,                                               1994      1993
---------------                                             --------  --------
Options outstanding.......................................   231,769   231,769
Dividend equivalent rights outstanding....................   164,953   157,174
                                                            --------  --------
Total options and dividend equivalent rights outstanding..   396,722   388,943
                                                            ========  ========


    At December 31, 1994, all of the options, including dividend equivalent rights, are exercisable. At December 31, 1994 and 1993, 54,357 common shares are reserved for future grants.

    In December 1993, the Board of Directors approved a program to purchase up to 2,000,000 shares of the Company's common stock in open market transactions. The decision to repurchase shares pursuant to the program, and the timing and amount of such purchases, will be based upon market conditions then in effect and other corporate considerations. During 1994, the Company purchased 15,200 shares in the open market at an aggregate cost of $17,000.

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

    As described in Note 5, the Company's investments in the REMICs relating to three separate series of MPCs (FHLMC 17, FNMA 24 and FNMA 25) entitle the Company to receive its proportionate share of the excess (if any) of payments received from the mortgage certificates underlying MPCs over amounts required to pass through principal and interest to the holders of such MPCs. The Company is not entitled to reinvestment income earned on the underlying mortgage certificates, is not required to pay administrative expenses of the MPCs and does not have the right to elect early termination of any of the MPC classes. The Company's investments in FHLMC 17, FNMA 24 and FNMA 25 are accounted for using the prospective net level yield method.

    As described in Note 4, the Company's residual interest certificates with respect to five separate series of CMOs (Westam 1, 3, 5, 6 and ASW 65) entitle the Company to receive 100% of the excess of payments received from the pledged mortgage certificates together with reinvestment income thereon over amounts required to make debt service payments on such CMOs and to pay related administrative expenses relating to such CMOs. The Company also has the right, under certain conditions, to cause an early redemption of the CMOs. The Company previously used the equity method of accounting for its investments in Westam 1, 3, 5, 6 and ASW 65 and consolidated the accounts of these REMICs in the Company's consolidated financial statements. Effective December 31, 1993, the Company has adopted the prospective net level yield method with respect to these investments to be consistent with the change in accounting for impaired assets as described below. The related balances in the 1992 financial statements have been reclassified to conform with this net presentation.

    In May 1993 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 is applicable to debt securities including investments in REMICs and requires all investments to be classified into one of three categories: held to maturity, available for sale, or trading. The Company acquired its residual interest certificates and interests relating to mortgage participation certificates without the intention to resell the assets. The Company has both the intent and ability to hold these investments to maturity and believes these investments meet the "held to maturity" criteria of SFAS No. 115.

    The primary difference between SFAS No. 115 and the method of accounting previously used by the Company relates to accounting for impairment of both residual interest certificates (Note 4) and interests relating to mortgage participation certificates (Note 5) (collectively Mortgage Interests). Previously, if the undiscounted estimated future net cash flows from these Mortgage Interests were less than the Company's financial reporting basis, the Mortgage Interest was considered to be impaired and the Company would establish a reserve for the difference so that the Mortgage Interest's projected yield would be 0%. Under SFAS No. 115, if a security is determined to have other than temporary impairment, the security is to be written down to fair value. The Company reviewed all of its impaired Mortgage Interests and recorded a charge of $6,078,000 to record impaired Mortgage Interests at their fair value at December 31, 1993 in accordance with SFAS No. 115. Prior years financial statements were not restated to apply the provisions of SFAS No. 115. The 1994 financial statements include net charges of $3,343,000 to record impaired Mortgage Interests at fair market value.


    In determining fair value the Company considers that the market for Mortgage
Interests is volatile and thinly traded. Moreover, the Company acquired its Mortgage Interests without intention to resell those assets. Generally, Mortgage
Interests are priced by  discounting  projected net cash flows from the Mortgage
Interests at an assumed internal rate of return. Projected net cash flows have been estimated using projected prepayment speeds based on projections by various investment banks for particular collateral and using current short-term interest rates in effect for floating rate CMO or MPC classes and assuming such short-term rates will stay in effect over the lives of the floating rate classes. A comparison of the amortized cost and estimated fair value of the Company's Mortgage Interests at December 31, 1994 and 1993, is as follows (in thousands):


                                                                            AT DECEMBER 31,
                                                                         -----------------------
                                                                            1994        1993
                                                                         ----------  -----------
  Amortized Cost:
    Residual Interest Certificates.....................................  $    4,853  $    14,025
    Interests Relating to Mortgage Certificates........................       2,801        3,710
                                                                         ----------  -----------
                                                                         $    7,654  $    17,735
                                                                         ==========  ===========
  Estimated Fair Value.................................................  $    7,160  $    17,012
                                                                         ==========  ===========

    The estimated prospective net level yield at December 31, 1994 of the Company's Mortgage Interests based on the amortized cost balance of $7,654,000, in the aggregate, is 27% without early redemptions being considered and 35% if early redemptions are considered. The timing and amount of redemption cash flows is highly uncertain because it is dependent upon levels of prepayments, interest rates and other factors.

    The assumptions used in calculating the above net cash flows and the prospective net level yield were the December 31, 1994 LIBOR and COFI rates of 6.00% and 4.37%, respectively, and prepayment speeds for particular collateral as follows:





                     PREPAYMENT ASSUMPTIONS
  ------------------------------------------------------------
      MORTGAGE INTEREST      COLLATERAL    COUPON      PSA %
  -------------------------  ----------  ----------  ---------
          Westam 1             GNMA I      10.5%        273
          Westam 3             GNMA I       9.5%        222
          Westam 5             GNMA I       9.0%        183
          Westam 6             GNMA 1       9.5%        222
           ASW 65              GNMA I      10.0%        254
          FHLMC 17             FHLMC       10.0%        335
           FNMA 24              FNMA       10.0%        335
           FNMA 25              FNMA        9.5%        297

    The projected yield and discounted present values of projected net cash flows are based on the assumptions at December 31, 1994 as described above. There will be differences, which may be material, between the projected yields and the actual yields and between the present values of projected net cash flows and the present values of actual net cash flows.

NOTE 11 -- QUARTERLY FINANCIAL DATA (UNAUDITED)


                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     NET INCOME
                                      NET INCOME      (LOSS) PER   DIVIDENDS PER
  1992                                   (LOSS)          SHARE           SHARE
  ---                                -------------  --------------  ------------
  First .....................         $  2,555         $   .25          $    .25
  Second ....................           (3,248)           (.33)              .15
  Third .....................          (15,368)          (1.56)             --
  Fourth ....................           (3,072)           (.31)             --

  1993
  ----
  First .....................         $(10,824)        $ (1.11)          $  --
  Second ....................           (8,148)           (.84)             --
  Third .....................           (4,050)           (.42)             --
  Fourth (1) ................           (8,966)           (.93)              .03

  1994
  ----
  First .....................         $   (675)        $  (.07)          $  --
  Second ....................           (1,094)           (.11)             --
  Third .....................              409             .04              --
  Fourth (2) ................           (3,164)           (.33)              .02

--------
(1) Net loss in the fourth quarter of 1993 includes a charge of $6,078,000, or $.63 per share, for the cumulative effect of an accounting change.
(2) Net loss in the fourth quarter of 1994 includes a charge of $3,212,000, or $.33 per share, to record impaired Mortgage Interests at fair market value.