Form 10-Q
period 1995-03-31
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1995-05-05
CIK 833079

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

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
                                      ----    ----

As of May 4, 1995; 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding.

================================================================================


PART I.  FINANCIAL INFORMATION

ITEM 1  Financial Statements


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   As Of March 31, 1995 and December 31, 1994
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)


                                                                                          March 31,       Dec. 31,
                                                                                            1995            1994
                                                                                          -------         -------
ASSETS

Real estate loans....................................................................      $ 11,299      $   9,260
Residual interests...................................................................         7,101          7,654
Funds held by Trustee................................................................         6,511          6,720
Cash and cash equivalents............................................................         4,718          6,666
Other assets.........................................................................           778            850
                                                                                           --------       --------

Total Assets.........................................................................      $ 30,407       $ 31,150
                                                                                           ========       ========


LIABILITIES

Long-term debt.......................................................................      $ 10,792       $ 11,783
Accounts payable and other liabilities...............................................         1,406          1,416
Accrued interest payable.............................................................           105            115
Dividend payable.....................................................................             -            194
                                                                                           --------      ---------

Total Liabilities....................................................................        12,303         13,508
                                                                                           --------      ---------

Contingencies


STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 50,000,000 shares authorized;
  issued and outstanding - 9,875,655 shares..........................................            99             99
Additional paid-in capital...........................................................        84,046         84,046
Cumulative net loss..................................................................       (24,392)       (24,854)
Cumulative dividends.................................................................       (41,239)       (41,239)
Treasury stock - 159,138 shares .....................................................          (410)          (410)
                                                                                           --------      ----------

Total Stockholders' Equity...........................................................        18,104         17,642
                                                                                           --------      ---------

Total Liabilities and Stockholders' Equity...........................................      $ 30,407      $  31,150
                                                                                           ========      =========


See notes to consolidated financial statements.



                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                  CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
               For The Three Months Ended March 31, 1995 and 1994
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)


                                                                                 1995                  1994
                                                                              ---------             -------
INCOME

Interest income on real estate loans.................................       $       575         $       118
Income  from residual interests......................................               415                  38
Other income.........................................................               113                  16
                                                                              ---------          ----------

Total Income.........................................................             1,103                 172
                                                                              ---------          ----------


EXPENSES

Interest.............................................................               250                 429
General, administrative and other....................................               391                 418
                                                                             ----------          ----------

Total Expenses.......................................................               641                 847
                                                                             ----------          ----------

Net Income (Loss)....................................................        $      462          $     (675)
                                                                             ==========          ==========


SHARE DATA

Net Income (Loss) Per Share..........................................       $       .05         $      (.07)
                                                                            ===========         ===========

Weighted Average Number Of Shares Of Common Stock
  And Common Stock Equivalents Outstanding...........................         9,725,490           9,731,415
                                                                              =========           =========


See notes to consolidated financial statements.



                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For The Three Months Ended March 31, 1995
                             (Dollars In Thousands)
                                   (Unaudited)



                                                                   Additional     Cumulative
                                            Number          Par     Paid-In       Net Income     Cumulative   Treasury
                                           Of Shares       Value    Capital         (Loss)       Dividends     Stock      Total
                                           ---------       -----    -------       ----------     --------     --------    -----


Balance at December 31, 1994..........     9,875,655     $99       $84,046       $(24,854)       $(41,239)    $(410)      $17,642

Net income............................             -       -             -            462               -         -           462
                                           ---------     ---       -------       --------        --------     -----       -------

Balance at March 31, 1995.............     9,875,655     $99       $84,046       $(24,392)       $(41,239)    $(410)      $18,104
                                           =========     ===       =======       ========        ========     =====       =======



See notes to consolidated financial statements.



                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1995 and 1994
                           Increase (Decrease) In Cash
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                                               1995         1994
                                                                                              ------        ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)....................................................................     $     462      $    (675)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   (Increase) decrease in other assets...............................................            42             (8)
   Amortization of debt costs........................................................            30             73
   Decrease in accrued interest payable..............................................           (10)           (32)
   Decrease in accounts payable and other liabilities................................           (10)           (22)
   Net write-downs on residual interests.............................................             -            472
   Amortization of hedging costs.....................................................             -             49
                                                                                          ----------      ---------

Net Cash Provided by (Used In) Operating Activities..................................           514           (143)
                                                                                          ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Real estate loans funded.............................................................        (2,039)        (2,630)
Amortization of residual interests...................................................           553          2,193
Decrease in funds held by Trustee....................................................           209          1,161
Principal payments received on real estate loans.....................................             -             49
                                                                                         ----------      ---------

Net Cash Provided By (Used In) Investing Activities..................................        (1,277)           773
                                                                                         ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on long-term debt............................................          (991)        (3,396)
Dividends paid.......................................................................          (194)          (292)
Repurchases of common stock..........................................................             -             (2)
                                                                                         ----------     ----------

Net Cash Used In Financing Activities................................................        (1,185)        (3,690)
                                                                                         ----------     ----------

Net Decrease In Cash.................................................................        (1,948)        (3,060)

Cash And Cash Equivalents At Beginning Of Period.....................................         6,666         16,247
                                                                                         ----------     ----------

Cash And Cash Equivalents At End Of Period...........................................     $   4,718      $  13,187
                                                                                         ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest...............................................................     $     230      $     388
                                                                                         ==========      =========




See notes to consolidated financial statements.



                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)


NOTE 1 - ORGANIZATION

       Homeplex Mortgage Investments Corporation, a Maryland corporation, (the Company) commenced operations in July 1988. As described in Note 4 the Company has purchased interests in mortgage certificates securing collateralized mortgage obligations (CMOs) and interests relating to mortgage participation certificates (MPCs) (collectively residual interests). Since December 1993 the Company has originated various loans secured by real estate (see Note 3).

       The accompanying interim financial statements do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1994 financial statements and notes thereto.


NOTE 2 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

       Basis of Presentation

       The consolidated financial statements include the accounts of Homeplex Mortgage Investments Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       Income Taxes

       The Company has  elected to be taxed as a real estate  investments  trust
(REIT) under the Internal Revenue Code. As a REIT, the Company must distribute annually at least 95% of its taxable income to its stockholders.

       At December 31, 1994, the Company has available, for income tax purposes, a net operating loss carryforward of approximately $58,000,000. Such loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized or expires, the Company will not be required to pay dividends to its stockholders except for income that is deemed to be excess inclusion income.

       The income (loss) reported in the accompanying financial statements is different than taxable income (loss) because some income and expense items are reported in different periods for income tax purposes. The principal differences relate to reserves on and the amortization of residual interests and the treatment of stock option expense.

       Residual Interests

       Interests relating to mortgage participation certificates and residual interest certificates are accounted for as described in Note 4.


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)



       Cash and Cash Equivalents

       Cash and cash equivalents include demand deposits and certificates of deposit with maturities of less than three months.

       Amortization of Hedging

       The cost of the Company's LIBOR ceiling rate agreements (see Note 6) is amortized using the straight-line method over the lives of the agreements. Other expense includes $49,000 related to amortization of hedging costs for the three months ended March 31, 1994.

       Net Income (Loss) Per Share

       Primary net income (loss) per share is calculated using the weighted average shares of common stock outstanding and commons stock equivalents. Common stock equivalents consist of dilutive stock options. Net income (loss) per share is the same for both primary and fully diluted calculations.

       Reclassification

       Certain balances in the prior year have been reclassified to conform to the current year's presentation.


NOTE 3 - REAL ESTATE LOANS

       The following is a summary of real estate loans at March 31, 1995:


                                    Interest                          Payment                   Principal and
       Description                    Rate                             Terms                 Carrying Amount (1)
       -----------                  --------                          -------                -------------------
First Deed of Trust on                 24%                Interest only monthly,                    $ 2,280,000
321 unit apartment in                                     principal due April 30,
Tucson, Arizona, with                                     1995.
recourse to corporate
borrower and the per-
sonal guarantee of an
officer of borrower.

First Deed of Trust on                 24%                Interest only monthly,                      2,348,000
128 unit apartment in                                     principal due April 15, 1995.
Sierra  Vista,  Arizona,
with  recourse to corporate
borrower and the
personal guarantee of an
officer of borrower.



                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)


                                 Interest                      Payment                          Principal and
     Description                  Rate                          Terms                        Carrying Amount (1)
     -----------                 --------                 -----------------------------      --------------------

First Deed of Trust on               16%                  Interest only monthly,                  $ 2,360,000
33 acres of land in                                       principal due October 31,
Scottsdale, Arizona.                                      1995; may be extended for
                                                          one year under certain terms
                                                          and conditions.

First Deed of Trust on               16%                  Interest only monthly,                    2,272,000
33 acres of land in                                       principal due November
Tempe, Arizona.                                           21, 1995.

First Deed of Trust on               16%                  Interest only monthly,                    2,039,000
21.4 acres of land in                                     principal due January 6,
Tempe, Arizona.                                           1996; may be extended
                                                          for one year under cer-
                                                          tain terms and conditions.              -----------
                                                                                                  $11,299,000
- --------------------------                                                                        ===========

(1) Also represents cost for federal income tax purposes.


       At March 31, 1995, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans.


NOTE 4 - RESIDUAL INTERESTS

       The Company owns residual interests in collateralized mortgage obligations (CMOs) and residual interests in mortgage participation certificates
(MPCs) (collectively residual interests) with respect to which elections to be treated as a real estate mortgage investment conduit (REMIC) have been made.

Residual Interest Certificates

       The Company owns 100% of the residual interest certificates representing the residual interests in five series of CMOs secured by mortgage certificates and cash funds held by trustee. The CMOs have been issued through Westam
Mortgage Financial Corporation (Westam) or American Southwest Financial Corporation (ASW). The mortgage certificates securing the CMOs all have fixed interest rates. Certain of the classes of CMOs have fixed interest rates and certain have interest rates that are determined monthly based on the London Interbank Offered Rates (LIBOR) for one month Eurodollar deposits, subject to specified maximum interest rates.

       Each series of CMOs consists of several serially maturing classes collateralized by mortgage certificates. Generally, principal payments received on the mortgage certificates, including prepayments on such mortgage


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)

certificates, are applied to principal payments on the classes of CMOs in accordance with the respective indentures. Scheduled payments of principal and interest on the mortgage certificates securing each series of CMOs and reinvestment earnings thereon are intended to be sufficient to make timely payments of interest on such series and to retire each class of such series by its stated maturity. Certain series of CMOs are subject to redemption according to specific terms of the respective indentures.

       The Company's residual interest certificates entitle the Company to receive the excess, if any, of payments received from the pledged mortgage certificates together with reinvestment income thereon over amounts required to make debt service payments on the related CMOs and to pay related administrative expenses of the REMICs. The Company also has the right, under certain conditions, to cause an early redemption of the CMOs. Under the early redemption feature, the mortgage certificates are sold at the then current market price and the CMOs repaid at par value. The Company is entitled to any excess cash flow from such early redemptions. The conditions under which such early redemptions may be elected vary but generally cannot be done until the remaining outstanding CMO balance is less than 10% of the original balance.

Interests In Mortgage Participation Certificates

       The Company owns residual interests in REMICs with respect to three separate series of Mortgage Participation Certificates (MPCs) issued by the Federal Home Loan Mortgage Corporation (FHLMC) or by the Federal National Mortgage Association (FNMA). The Company's MPC residual interests entitle the Company to receive its proportionate share of the excess (if any) of payments received from the mortgage certificates underlying the MPCs over principal and interest required to be passed through to the holders of such MPCs. The Company is not entitled to reinvestment income earned on the underlying mortgage certificates, is not required to pay any administrative expenses related to the MPCs and does not have the right to elect early termination of any of the MPC classes. The mortgage certificates underlying the MPCs all have fixed interest rates. Certain of the classes of the MPCs have fixed interest rates and certain have interest rates that are determined monthly based on LIBOR or based on the Monthly Weighted Average Cost of Funds (COFI) for Eleventh District Savings Institutions as published by the Federal Home Loan Bank of San Francisco, subject to specified maximum interest rates.



       The following summarizes the Company's investment in residual interests at March 31, 1995:


                                   Type Of                       Company's                         Company's Percentage
       Series                    Investments                   Amortized Cost                            Ownership
       -----           -----------------------------           --------------                            ---------
                                                              (In Thousands)

Westam 1               Residual Interest Certificate                $1,070                                100.00%
Westam 3               Residual Interest Certificate                    91                                100.00%
Westam 5               Residual Interest Certificate                   300                                100.00%
Westam 6               Residual Interest Certificate                    29                                100.00%
ASW 65                 Residual Interest Certificate                 3,020                                100.00%
FHLMC 17               Interest in MPCs                                198                                100.00%
FNMA 1988-24           Interest in MPCs                              1,622                                 20.20%
FNMA 1988-25           Interest in MPCs                                771                                 45.07%
                                                                   -------
                                                                    $7,101
                                                                   =======


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)


       The following summarizes the Company's proportionate interest in the aggregate assets and liabilities of the eight residual interests at March 31, 1995 (in thousands):

Assets:
       Outstanding Principal Balance of Mortgage Certificates..........................             $ 408,950
       Funds Held By Trustee and Accrued Interest Receivable...........................                 8,625
                                                                                                   ----------
                                                                                                    $ 417,575
                                                                                                   ==========

       Range of Stated Coupon of Mortgage Certificates.................................           9.0% - 10.5%


Liabilities:
       Outstanding Principal Balance of CMOs and MPCs:
         Fixed Rate    ................................................................               358,328
         Floating Rate - LIBOR Based...................................................                47,784
         Floating Rate - COFI Based....................................................                 5,182
                                                                                                    ---------
                       Total...........................................................               411,294

       Accrued Interest Payable........................................................                 2,761
                                                                                                    ---------
                                                                                                     $414,055
                                                                                                    =========

       Range of Stated Interest Rates on CMOs and MPCs.................................             0% to 9.9%



       The average LIBOR and COFI rates used to determine income from residual interests were as follows:

                            Three Months Ended March 31,
                                1995            1994           At March 31, 1995
                                ----            ----           -----------------

       LIBOR................    6.06%           3.33%                6.13%
       COFI.................    4.57%           3.80%                4.93%


       The Company accounts for residual interests using the prospective net level yield method. Under this method, a residual interest is recorded at cost and amortized over the life of the related CMO or MPC issuance. The total expected cash flow is allocated between principal and interest as follows:

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


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)


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

       In May 1993 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 is applicable to debt securities including investments in REMIC residual interests and requires all investments to be classified into one of three categories; held to maturity, available for sale, or trading. The Company acquired its residual interests without the intention to resell the assets. The Company has both the intent and ability to hold these investments to maturity and believes these investments meet the "held to maturity" criteria of SFAS No. 115. Under SFAS No. 115, if a residual interest is determined to have other than temporary impairment, the residual interest is written down to fair value. For the three months ended March 31, 1994, the Company incurred net charges of $472,000 to record impaired residual interests at fair value. There were no charges for the three months ended March 31, 1995.

       At March 31, 1995, the estimated prospective net level yield of the Company's residual interests, in the aggregate, is 25% without early redemptions or terminations being considered and 42% if early redemptions or terminations are considered. At March 31, 1995, the estimated fair value of the Company's residual interests, in the aggregate, approximates the Company's aggregate carrying value.

       The projected yield and estimated fair value of the Company's residual interests are based on prepayment and interest rate assumptions at March 31, 1995. There will be differences, which may be material, between the projected yield and the actual yield and the fair value of the residual interests may change significantly over time.


NOTE 5 - LONG-TERM DEBT

       On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. In connection with the financing, the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the life of the financing. The Notes are secured by the Company's residual interests in Westam 1, Westam 3,


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)


Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At March 31, 1995, Funds held by Trustee consisted of $5,899,000 in the reserve fund and $612,000 of other funds pledged under the Indenture.


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


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION



ITEM 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Interest Rates and Other Information

Results of Operations For The Three Months Ended March 31, 1995 and 1994

       The Company had a net income of $462,000 or $.05 per share for the three months ended March 31, 1995 compared to a net loss of $675,000 or $.07 per share for the three months ended March 31, 1994.

       The Company had income from mortgage assets of $1,103,000 in 1995 as compared to income of $172,000 in 1994. The 1994 amount is net of a charge of $472,000 to writedown the Company's residual interests. See "Interest Rates and Prepayments". Interest income on real estate loans increased from $118,000 in 1994 to $575,000 in 1995 due to the expansion of the Company's real estate lending program. See "Liquidity, Capital Resources and Commitments".

       The Company's interest expense declined from $429,000 in 1994 to $250,000 in 1995 as a result of the Company reducing its long-term debt.

Liquidity, Capital Resources and Commitments

       The Company raised $80,593,000 in connection with its initial public offering on July 27, 1988. The proceeds were immediately utilized to purchase residual interests. Subsequently, through October 1988, the Company purchased an additional $59,958,000 of residual interests which were initially financed using a combination of borrowings under repurchase agreements and the Company's bank line of credit. The Company has not purchased any residual interests since October 1988.

       Since December 1993, the Company has originated real estate loans secured by various first deeds of trust on real properties located in Arizona. The Company's loan program seeks higher returns by targeting loan opportunities to which the Company can respond on a more timely basis than traditional real estate lenders. At March 31, 1995, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans. The Company may, in the future, make loans on properties located outside of Arizona. At March 31, 1995 the Company's real estate loans outstanding total $11,299,000 and bear interest at between 16% and 24%, payable monthly, with all principal due within one year.

       On December 17, 1992, a wholly owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 and by funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000, and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At March 31, 1995, $6,511,000 is held by the Note Trustee in the reserve and other funds under the Indenture.


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION


       At March 31, 1995, the Company does not have any used or unused short-term debt or line of credit facilities.

       As a real estate investment trust (REIT), the Company is not subject to income tax at the corporate level as long as it distributes 95% of its taxable income to its stockholders. At December 31, 1994, the Company has a net operating loss carryforward, for income tax purposes, of approximately $58,000,000. This tax loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized or expires, the Company will not be required to distribute dividends to its stockholders except for income that is deemed to be excess inclusion income. The Company anticipates that future cash flow from operations will be used for payment of operating expenses and debt service with the remainder, if any, available for investment in mortgage or real estate related assets. At March 31, 1995, the Company has $4,718,000 of cash and cash equivalents available for investment purposes.

Interest Rates and Prepayments

       One of the Company's major sources of income is its income from residual interests which consists of the Company's investment in eight real estate mortgage investment conduits ("REMICs") as described in Note 4 to the financial statements. The Company's cash flow and return on investment from its residual interests are highly sensitive to the prepayment rate on the related mortgage certificates and the variable interest rates on variable rate CMOs and MPCs.

       At March 31, 1995, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs is $47,784,000 in principal amount that pays interest based on LIBOR and $5,182,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related mortgage certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                                             Three Months
                                             Ended March 31,
                                          --------------------      At March 31,
                                          1995            1994         1995
                                          -----           ----      ----------

       LIBOR........................      6.06%           3.33%        6.13%
       COFI ........................      4.57%           3.80%        4.93%


       On May 12, 1992, the Company entered into a LIBOR ceiling rate agreement with a bank for a fee of $245,000. The agreement, which had a term of two years beginning July 1, 1992, required the bank to pay a monthly amount to the Company equal to the product of $175,000,000 multiplied by the percentage, if any, by which actual one-month LIBOR (measured on the first business day of each month) exceeds 9.0%. Through the expiration of the agreement on July 1, 1994, LIBOR remained under 9.0% and, accordingly, no amounts were paid under the agreement.

       The Company's cash flow and return on investment from residual interests also is sensitive to prepayment rates on the mortgage certificates securing the CMOs and underlying the MPCs. In general,


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION


slower prepayment rates will tend to increase the cash flow and return on investment on investment from interests. The rate of principal prepayments on mortgage certificates is influenced by a variety of economic, geographic, social and other factors. In general, prepayments of the mortgage certificates should increase when the current mortgage interest rates fall below the interest rates on the fixed rate mortgage loans underlying the mortgage certificates. Conversely, to the extent that then current mortgage interest rates exceed the interest rates on the mortgage loans underlying the mortgage certificates, prepayments of such mortgage certificates should decrease. Prepayment rates also may be affected by the geographic location of the mortgage loans underlying the mortgage certificates, conditions in mortgage loan, housing and financial markets, the assumability of the mortgage loans and general economic conditions.

       The national average contract interest rate for major lenders on purchase of previously occupied homes, as published by the Federal Housing Finance Board, decreased from an average of 9.04% in 1991 to an average of 7.84% in 1992 to an average of 6.96% in 1993 and averaged 6.75% for the three months ended March 31, 1994. This resulted in a significant increase in refinancing activity beginning in the fourth quarter of 1991 and continuing throughout 1992, 1993 and the first part of 1994. As a result, the Company incurred net charges of $472,000 for the three months ended March 31, 1994 to writedown its residual interests. This mortgage interest rate has subsequently risen to 8.09% at March 31, 1995 and there were no writedowns of residual interests for the three months ended March 31, 1995.


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION



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

             (a)  Exhibits - Exhibit 27, Financial Data Schedule

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


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION




May 4, 1995                             By        \ JAY R. HOFFMAN
                                          -------------------------------------
                                              Jay R. Hoffman, Vice President,
                                             Treasurer, Chief Financial Officer
                                                and a Duly Authorized Officer