Form 10-Q
period 1995-06-30
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1995-08-11
CIK 833079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

As of August 10, 1995; 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1  Financial Statements


                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   As Of June 30, 1995 and December 31, 1994
                    (Dollars In Thousands Except Share Data)
                                  (Unaudited)

                                                      June 30,       Dec.  31,
                                                       1995             1994
                                                    -----------     -----------
ASSETS

Real estate loans ..............................    $     6,095     $     9,260
Residual interests .............................          6,554           7,654
Funds held by Trustee ..........................          6,246           6,720
Cash and cash equivalents ......................         10,193           6,666
Other assets ...................................            543             850
                                                    -----------     -----------

Total Assets ...................................    $    29,631     $    31,150
                                                    ===========     ===========

LIABILITIES

Long-term debt .................................    $     9,801     $    11,783
Accounts payable and other liabilities .........          1,294           1,416
Accrued interest payable .......................             96             115
Dividend payable ...............................           --               194
                                                    -----------     -----------

Total Liabilities ..............................         11,191          13,508
                                                    -----------     -----------

Contingencies

STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share;
   50,000,000 shares authorized;
  issued and outstanding - 9,875,655 shares ....             99              99
Additional paid-in capital .....................         84,046          84,046
Cumulative net loss ............................        (24,056)        (24,854)
Cumulative dividends ...........................        (41,239)        (41,239)
Treasury stock - 159,138 shares ................           (410)           (410)
                                                    -----------     -----------

Total Stockholders' Equity .....................         18,440          17,642
                                                    -----------     -----------

Total Liabilities and Stockholders' Equity .....    $    29,631     $    31,150
                                                    ===========     ===========

See notes to consolidated financial statements.

                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                  CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
           For The Three and Six Months Ended June 30, 1995 and 1994
                  (Dollars In Thousands Except Per Share Data)
                                  (Unaudited)


                                  Three Months                Six Months
                                  Ended June 30              Ended June 30,
                                  -------------              --------------
                                1995         1994           1995        1994
                                ----         ----           ----        ----

 INCOME

Interest income on real
   estate loans ..........  $       622  $       283   $     1,197  $       401
Income (loss) from
   residual interests ....          335         (687)          750         (649)
Other income .............          121           71           234           87
                            -----------  -----------   -----------  -----------

Total Income (Loss) ......        1,078         (333)        2,181         (161)
                            -----------  -----------   -----------  -----------

EXPENSES

Interest .................          228          363           478          792
General, administrative
   and other .............          515          398           905          816
                            -----------  -----------   -----------  -----------

Total Expenses ...........          743          761         1,383        1,608
                            -----------  -----------   -----------  -----------

Net Income (Loss) ........  $       335  $    (1,094)  $       798  $    (1,769)
                            ===========  ===========   ===========  ===========

SHARE DATA

Net Income (Loss)
   Per Share .............  $       .03  $      (.11)  $       .08  $      (.18)
                            ===========  ===========   ===========  ===========

Weighted Average Number
   Of Shares Of Common
   Stock And Common
   Stock Equivalents
   Outstanding ...........    9,736,320    9,718,000     9,730,905    9,724,708
                            ===========  ===========   ===========  ===========

See notes to consolidated financial statements.


                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 1995
                             (Dollars In Thousands)
                                  (Unaudited)


                                                                Additional   Cumulative
                                      Number         Par         Paid-In     Net Income     Cumulative      Treasury
                                    Of Shares       Value        Capital        (Loss)       Dividends        Stock         Total
                                    ---------       -----       ---------   -------------   -----------      -------        ------

Balance at
  December 31, 1994 ...........     9,875,655     $      99     $  84,046     $ (24,854)     $ (41,239)     $    (410)     $  17,642

Net income ....................          --            --            --             798           --             --              798
                                    ---------     ---------     ---------     ---------      ---------      ---------      ---------

Balance at
  June 30, 1995 ...............     9,875,655     $      99     $  84,046     $ (24,056)     $ (41,239)     $    (410)     $  18,440
                                    =========     =========     =========     =========      =========      =========      =========


See notes to consolidated financial statements.


                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Six Months Ended June 30, 1995 and 1994
                          Increase (Decrease) In Cash
                             (Dollars In Thousands)

                                                              1994       1995
                                                             ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) ........................................  $    798   $ (1,769)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   (Increase) decrease in other assets ...................       250        (52)
   Decrease in accounts payable and other liabilities ....      (122)       (11)
   Amortization of debt costs ............................        57        134
   Decrease in accrued interest payable ..................       (19)       (53)
   Net write-downs on residual interests .................      --        1,493
   Amortization of hedging costs .........................      --           96
                                                            --------   --------

Net Cash Provided by (Used In) Operating Activities ......       964       (162)
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

Principal payments received on real estate loans .........     5,790        202
Real estate loans funded .................................    (2,625)    (4,978)
Amortization of residual interests .......................     1,100      3,889
Decrease in funds held by Trustee ........................       474      1,583
                                                            --------   --------

Net Cash Provided By Investing Activities ................     4,739        696
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on long-term debt ................    (1,982)    (5,479)
Dividends paid ...........................................      (194)      (292)
Repurchases of common stock ..............................      --          (17)
                                                            --------   --------

Net Cash Used In Financing Activities ....................    (2,176)    (5,788)
                                                            --------   --------

Net Increase (Decrease) In Cash ..........................     3,527     (5,254)

Cash And Cash Equivalents At Beginning Of Period .........     6,666     16,247
                                                            --------   --------

Cash And Cash Equivalents At End Of Period ...............  $ 10,193   $ 10,993
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest ...................................  $    440   $    711
                                                            ========   ========

See notes to consolidated financial statements.

                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

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

       The accompanying interim financial statements do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1994 financial statements and notes thereto.


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

       The income (loss) reported in the accompanying financial statements is different than taxable income (loss) because some income and expense items are reported in different periods for income tax purposes. The principal differences relate to the amortization of residual interests and the treatment of stock option expense.

       Residual Interests

       Interests relating to mortgage participation certificates and residual interest certificates are accounted for as described in Note 4.

       Cash and Cash Equivalents

       Cash and cash equivalents include demand deposits and certificates of deposit with maturities of less than three months.

       Amortization of Hedging

       The cost of the Company's LIBOR ceiling rate agreements (see Note 7) were amortized using the straight-line method over the lives of the agreements. Other expense includes $47,000 and $96,000, respectively, related to amortization of hedging costs for the three and six months ended June 30, 1994.

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


NOTE 3 - REAL ESTATE LOANS


       The following is a summary of real estate loans at June 30, 1995:

                                    Interest                          Payment                     Principal and
       Description                    Rate                             Terms                 Carrying Amount (1)
       -----------                  --------              -----------------------------      -------------------
First Deed of Trust on                  16%               Interest only monthly,                  $ 2,360,000
33 acres of land in                                       principal due October 31,
Scottsdale, Arizona.                                      1995; may be extended for
                                                          one year under certain terms
                                                          and conditions.

First Deed of Trust on                  16%               Interest only monthly,                   2,272,000
33 acres of land in                                       principal due November
Tempe, Arizona.                                           21, 1995.

First Deed of Trust on                  16%               Interest only monthly,                   1,463,000
21.4 acres of land in                                     principal due January 6,
Tempe, Arizona.                                           1996; may be extended
                                                          for one year under cer-
                                                          tain terms and conditions.

                                                                                                 $ 6,095,000

(1) Also represents cost for federal income tax purposes.


       At June 30, 1995, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans.


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

       The following summarizes the Company's investment in residual interests at June 30, 1995:

                                                                    Company's
                          Type Of                  Company's       Percentage
   Series               Investments              Amortized Cost     Ownership
   ------               -----------              --------------    ----------
                                                 (In Thousands)

Westam 1        Residual Interest Certificate      $   945           100.00%
Westam 3        Residual Interest Certificate           55           100.00%
Westam 5        Residual Interest Certificate          270           100.00%
Westam 6        Residual Interest Certificate           28           100.00%
ASW 65          Residual Interest Certificate        2,866           100.00%
FHLMC 17        Interest in MPCs                       178           100.00%
FNMA 1988-24    Interest in MPCs                     1,485            20.20%
FNMA 1988-25    Interest in MPCs                       727            45.07%
                                                   -------
                                                    $6,554
                                                   =======

       The following summarizes the Company's proportionate interest in the aggregate assets and liabilities of the eight residual interests at June 30, 1995 (in thousands):

Assets:
       Outstanding Principal Balance of Mortgage Certificates .....    $ 396,766
       Funds Held By Trustee and Accrued Interest Receivable ......        9,442
                                                                       ---------
                                                                       $ 406,208

       Range of Stated Coupon of Mortgage Certificates ............ 9.0% - 10.5%

Liabilities:
       Outstanding Principal Balance of CMOs and MPCs:
         Fixed Rate ...............................................      350,560
         Floating Rate - LIBOR Based ..............................       44,484
         Floating Rate - COFI Based ...............................        5,000

                       Total ......................................      400,044

       Accrued Interest Payable ...................................        2,680
                                                                       ---------
                                                                       $ 402,724

       Range of Stated Interest Rates on CMOs and MPCs ............   0% to 9.9%


       The average LIBOR and COFI rates used to determine income from residual interests were as follows:


                       Three Months               Six Months
                       Ended June 30,            Ended June 30,
                     1995         1994         1995         1994   June 30, 1995
                     ----         ----         ----         ----   -------------

LIBOR .........      6.08%        4.00%        6.07%        3.67%       6.06%
COFI ..........      5.00%        3.66%        4.78%        3.73%       5.06%


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

       In May 1993 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 is applicable to debt securities including investments in REMIC residual interests and requires all investments to be classified into one of three categories: held to maturity, available for sale, or trading. The Company acquired its residual interests without the intention to resell the assets. The Company has both the intent and ability to hold these investments to maturity and believes these investments meet the "held to maturity" criteria of SFAS No. 115. Under SFAS No. 115, if a residual interest is determined to have other than temporary impairment, the residual interest is written down to fair value. For the three and six months ended June 30, 1994, the Company incurred net charges of $1,178,000 and $1,493,000, respectively, to record impaired residual interests at fair value. There were no charges for the three and six months ended June 30, 1995.

       At June 30, 1995, the estimated prospective net level yield of the Company's residual interests, in the aggregate, is 20% without early redemptions or terminations being considered and 43% if early redemptions or terminations are considered. At June 30, 1995, the estimated fair value of the Company's residual interests, in the aggregate, approximates the Company's aggregate carrying value.

       The projected yield and estimated fair value of the Company's residual interests are based on prepayment and interest rate assumptions at June 30, 1995. There will be differences, which may be material, between the projected yield and the actual yield and the fair value of the residual interests may change significantly over time.


NOTE 5 - LONG-TERM DEBT

       On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. In connection with the financing, the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the life of the financing. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At June 30, 1995, Funds held by Trustee consists of $5,678,000 in the reserve fund and $568,000 of other funds pledged under the Indenture.


NOTE 6 - SHORT-TERM BORROWINGS

       Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2% commitment fee with interest payable monthly at prime plus 1/2%. Such advances are to be secured by certain of the Company's real estate loans with the amount advanced equal to between 40% to 60% of the principal amount of the real estate loans pledged. Only real estate loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expires on May 5, 1996. Through June 30, 1995, the Company has not drawn upon the line of credit.


NOTE 7 - HEDGING

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


ITEM 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Interest Rates and Other Information

Results of Operations For The Three And Six Months Ended June 30, 1995 and 1994

       The Company had net income of $335,000 or $.03 per share and $798,000 or $.08 per share, respectively, for the three and six months ended June 30, 1995 compared to net losses of $1,094,000 or $.11 per share and $1,769,000 or $.18 per share for the comparable periods in 1994.

       The Company's income from mortgage assets was $1,078,000 and $2,181,000, respectively, for the three and six months ended June 30, 1995 as compared to losses of $333,000 and $161,000 for the comparable periods in 1994. The 1994 amounts are net of charges of $1,178,000 and $1,493,000, respectively, for the three and six months ended June 30, 1994, to writedown the Company's residual interests. See "Interest Rates and Prepayments".

       Interest income on real estate loans increased from $283,000 and $401,000, respectively, for the three and six months ended June 30, 1994 to $622,000 and $1,197,000, respectively, for the comparable period in 1995 due to the expansion of the Company's real estate lending programs. See "Liquidity, Capital Resources and Commitments".

       The Company's interest expense declined from $363,000 and $792,000, respectively, for the three and six months ended June 30, 1994 to $228,000 and $478,000 for the comparable periods in 1995 as a result of the Company reducing its long-term debt.

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

       Since December 1993, the Company has originated real estate loans secured by various first deeds of trust on real properties located in Arizona. The Company's loan program seeks higher returns by targeting loan opportunities to which the Company can respond on a more timely basis than traditional real estate lenders. At June 30, 1995, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans. The Company may, in the future, make loans on properties located outside of Arizona. At June 30, 1995 the Company's real estate loans outstanding total $6,095,000 and bear interest at 16%, payable monthly, with all principal due within one year.

       On December 17, 1992, a wholly owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 and by funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000, and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At June 30, 1995, $6,246,000 is held by the Note Trustee in the reserve and other funds under the Indenture.

       Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2% commitment fee with interest payable monthly at prime plus 1/2%. Such advances are to be secured by certain of the Company's real estate loans with the amount advanced equal to between 40% to 60% of the principal amount of the real estate loans pledged. Only real estate loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expires on May 5, 1996. Through June 30, 1995, the Company has not drawn upon the line of credit.

       As a real estate investment trust (REIT), the Company is not subject to income tax at the corporate level as long as it distributes 95% of its taxable income to its stockholders. At December 31, 1994, the Company has a net operating loss carryforward, for income tax purposes, of approximately $58,000,000. This tax loss may be carried forward, with certain restrictions, for up to 15 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized or expires, the Company will not be required to distribute dividends to its stockholders except for income that is deemed to be excess inclusion income. The Company anticipates that future cash flow from operations will be used for payment of operating expenses and debt service with the remainder, if any, available for investment in mortgage or real estate related assets. At June 30, 1995, the Company has $10,193,000 of cash and cash equivalents available for investment purposes.

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

       At June 30, 1995, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs is $44,484,000 in principal amount that pays interest based on LIBOR and $5,000,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related mortgage certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                                   Three Months       Six Months
                                   Ended June 30,    Ended June 30,  At June 30,
                                  1995      1994     1995     1994     1995
                                  ----      ----     ----     ----  ----------

LIBOR.............................6.08%     4.00%    6.07%    3.67%    6.06%
COFI .............................5.00%     3.66%    4.78%    3.73%    5.06%

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

       The low mortgage interest rates in effect during the first six months of 1994 caused significant mortgage refinancings, resulting in a writedown of the Company's residual interests of $1,178,000 and $1,493,000, respectively, for the three and six months ended June 30, 1994. Mortgage rates have subsequently increased with a resulting decline in mortgage refinancing activity, therefore, no writedowns were required for the three and six months ended June 30, 1995.

PART II.  OTHER INFORMATION


ITEM 1.      Legal Proceedings

             Not applicable


ITEM 2.      Changes in Securities

             Not applicable


ITEM 3.      Defaults Upon Senior Securities

             Not applicable


ITEM 4.      Submission of Matters to a Vote of Security Holders

             (a) The Company's 1995 Annual Meeting of Stockholders was convened on June 13, 1995 and, at the direction of the stockholders of the Company present in person or by proxy, was adjourned and reconvened on June 15, 1995.

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


                                     Alan D. Hamberlin
                                     Mike Marusich
                                     Mark A. McKinley
                                     Gregory K. Norris

             (c)(i) A vote was cast with respect to the election of the nominated slate of directors to hold office until the annual meeting of stockholders in 1996 and until their successors are elected and qualified.

                      The following votes were cast for, against and withheld in this matter:

                                                  For      Against   Withheld
                                                  ---      -------   --------
                      Alan D. Hamberlin        3,385,193       0     1,530,969
                      Mike Marusich            3,382,238       0     1,533,924
                      Mark A. McKinley         3,384,913       0     1,531,249
                      Gregory K. Norris        3,383,843       0     1,532,319

                (ii) A vote was cast with respect to the ratification of the appointment of Kenneth Leventhal & Company as the independent auditors of the Company for the fiscal year ending December 31, 1995.

                      The following votes were cast for, against and withheld in this matter:

                                                  For      Against   Withheld
                                                  ---      -------   --------
                                               4,274,883   315,418    325,861

ITEM 5.      Other Information

             Not applicable


ITEM 2.      Exhibits and Reports on Form 8-K

             (a)      Exhibits;

                      Exhibit
                      Number
                      -------

                      3(b)    Bylaws of the Registrant, dated June 30, 1995.

                      10(j)   Revolving  Loan  Agreement,   dated  May  5,  1995
                              between the Registrant and Bank One, Arizona NA.

                      27      Exhibit 27, Financial Data Schedule


             (b)      Reports on Form 8-K - None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                HOMEPLEX MORTGAGE INVESTMENTS CORPORATION




August 10, 1995                    By          \JAY R. HOFFMAN
                                     ------------------------------------------
                                         Jay R. Hoffman, Vice President
                                        Treasurer, Chief Financial Officer
                                         and a Duly Authorized Officer