Form 10-Q
period 1995-09-30
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1995-11-07
CIK 833079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

As of November 3, 1995; 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1  Financial Statements


                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 As Of September 30, 1995 and December 31, 1994
                    (Dollars In Thousands Except Share Data)
                                  (Unaudited)


                                                                                           Sept. 30,       Dec. 31,
                                                                                             1995            1994
                                                                                           ---------       --------
ASSETS

Real estate loans....................................................................      $  4,177      $   9,260
Short-term investments...............................................................         9,962              -
Residual interests...................................................................         5,995          7,654
Funds held by Trustee................................................................         5,958          6,720
Cash and cash equivalents............................................................         2,081          6,666
Other assets.........................................................................           432            850
                                                                                          ---------      ---------

Total Assets.........................................................................      $ 28,605       $ 31,150
                                                                                           ========       ========


LIABILITIES

Long-term debt.......................................................................      $  8,810       $ 11,783
Accounts payable and other liabilities...............................................         1,211          1,416
Accrued interest payable.............................................................            86            115
Dividend payable.....................................................................             -            194
                                                                                         ----------      ---------

Total Liabilities....................................................................        10,107         13,508
                                                                                           --------       --------

Contingencies


STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 50,000,000 shares authorized;
  issued and outstanding - 9,875,655 shares..........................................            99             99
Additional paid-in capital...........................................................        84,046         84,046
Cumulative net loss..................................................................       (23,998)       (24,854)
Cumulative dividends.................................................................       (41,239)       (41,239)
Treasury stock - 159,138 shares .....................................................          (410)          (410)
                                                                                          ---------      ---------

Total Stockholders' Equity...........................................................        18,498         17,642
                                                                                           --------      ---------

Total Liabilities and Stockholders' Equity...........................................      $ 28,605      $  31,150
                                                                                           ========      =========


See notes to consolidated financial statements.



                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                  CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
        For The Three and Nine Months Ended September 30, 1995 and 1994
                  (Dollars In Thousands Except Per Share Data)
                                  (Unaudited)



                                                              Three Months               Nine Months
                                                             Ended Sept. 30,           Ended Sept. 30,
                                                             ---------------           ---------------
                                                            1995         1994         1995          1994
                                                            ----         ----         ----          ----
INCOME

Interest income on real estate loans..............     $      223    $      297    $    1,420    $     698
Income (loss) from residual interests.............            275           629         1,025          (20)
Other income......................................            209           133           443          220
                                                        ---------     ---------    ----------    ---------

Total Income (Loss)...............................            707         1,059         2,888          898
                                                        ---------     ---------    ----------    ---------


EXPENSES

Interest..........................................            206           314           684        1,106
General, administrative and other.................            443           336         1,348        1,152
                                                      -----------    ----------    ----------    ---------

Total Expenses....................................            649           650         2,032        2,258
                                                      -----------    ----------    ----------    ---------

Net Income (Loss).................................    $        58     $     409    $      856    $  (1,360)
                                                      ===========     =========    ==========    =========


SHARE DATA

Net Income (Loss) Per Share.......................    $       .01    $      .04   $       .09   $     (.14)
                                                      ===========    ==========   ===========   ==========

Weighted Average Number Of Shares
  Of Common Stock And Common
  Stock Equivalents Outstanding...................      9,747,514     9,716,517     9,736,441    9,721,977
                                                      ===========    ==========    ==========   ==========


See notes to consolidated financial statements.



                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For The Nine Months Ended September 30, 1995
                             (Dollars In Thousands)
                                  (Unaudited)

                                                                 Additional     Cumulative
                                            Number        Par     Paid-In       Net Income      Cumulative     Treasury
                                           Of Shares     Value    Capital          (Loss)        Dividends       Stock     Total
                                           ---------     -----    -------       ----------      ----------     --------    -----

Balance at December 31, 1994..........     9,875,655     $99       $84,046       $(24,854)       $(41,239)    $(410)      $17,642

Net income............................             -       -             -            856               -         -           856
                                           ---------    ----       -------       --------        --------     -----       -------

Balance at September 30, 1995.........     9,875,655     $99       $84,046       $(23,998)       $(41,239)    $(410)      $18,498
                                           =========     ===       =======       ========        ========     =====       =======







See notes to consolidated financial statements.



                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Nine Months Ended September 30, 1995 and 1994
                          Increase (Decrease) In Cash
                             (Dollars In Thousands)
                                  (Unaudited)


                                                                                            1995            1994
                                                                                           ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)....................................................................     $     856    $    (1,360)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   (Increase) decrease in other assets...............................................           337           (369)
   Increase (decrease) in accounts payable and other liabilities.....................          (205)            13
   Amortization of debt costs........................................................            81            180
   Decrease in accrued interest payable..............................................           (29)           (68)
   Net write-downs on residual interests.............................................             -          1,244
   Amortization of hedging costs.....................................................             -             96
                                                                                          ---------      ---------

Net Cash Provided by (Used In) Operating Activities..................................         1,040           (264)
                                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in short-term investments...................................................        (9,962)             -
Principal payments received on real estate loans.....................................         7,708            433
Real estate loans funded.............................................................        (2,625)        (4,978)
Amortization of residual interests...................................................         1,659          4,986
Decrease in funds held by Trustee....................................................           762          1,908
                                                                                          ---------      ---------

Net Cash Provided By (Used in) Investing Activities..................................        (2,458)         2,349
                                                                                          ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on long-term debt............................................        (2,973)        (6,999)
Dividends paid.......................................................................          (194)          (292)
Repurchases of common stock..........................................................             -            (17)
                                                                                          ---------      ---------

Net Cash Used In Financing Activities................................................        (3,167)        (7,308)
                                                                                          ---------      ---------

Net Decrease In Cash.................................................................        (4,585)        (5,223)

Cash And Cash Equivalents At Beginning Of Period.....................................         6,666         16,247
                                                                                          ---------      ---------

Cash And Cash Equivalents At End Of Period...........................................     $   2,081      $  11,024
                                                                                          =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest...............................................................     $     632      $     994
                                                                                          =========      =========

See notes to consolidated financial statements.


                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)


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

       The accompanying interim financial statements do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1994 financial statements and notes thereto.


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

       Amortization of Hedging

       The cost of the Company's LIBOR ceiling rate agreements (see Note 7) were amortized using the straight-line method over the lives of the agreements. Other expense includes $96,000 related to amortization of hedging costs for the nine months ended September 30, 1994.

       Net Income (Loss) Per Share

       Primary net income (loss) per share is calculated using the weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of dilutive stock options. Net income (loss) per share is the same for both primary and fully diluted calculations.

       Short-Term Investments

       At September 30, 1995, short-term investments consist of a Treasury Bill with a face amount of $10,000,000, maturity date of October 26, 1995 and an estimated yield to maturity of 5.54%.

       Reclassification

       Certain balances in the prior year have been reclassified to conform to the current year's presentation.


NOTE 3 - REAL ESTATE LOANS


       The following is a summary of real estate loans at September 30, 1995:

                                    Interest                          Payment                     Principal and
       Description                    Rate                             Terms                 Carrying Amount (1)
       -----------                  --------              -----------------------------      -------------------
First Deed of Trust on               16%                  Interest only monthly, principal        $   940,000
33 acres of land in                                       due October 31, 1996; may be
Scottsdale, Arizona.                                      extended for one year under cer-
                                                          tain terms and conditions.

First Deed of Trust on               16%                  Interest only monthly, principal          2,272,000
33 acres of land in                                       due November 21, 1995.
Tempe, Arizona.


First Deed of Trust on               16%                  Interest only monthly, principal            965,000
21.4 acres of land in                                     due January 6, 1996; may be ex-
Tempe, Arizona.                                           tended for one year under certain
                                                          terms and conditions.
                                                                                                  -----------
                                                                                                  $ 4,177,000
                                                                                                  ===========

(1) Also represents cost for federal income tax purposes.


                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)


       At September 30, 1995, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans.


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

       The following summarizes the Company's investment in residual interests at September 30, 1995:
                                                                      Company's
                         Type Of                 Company's           Percentage
  Series               Investments            Amortized Cost          Ownership
  ------               -----------            --------------          ----------
                                              (In Thousands)

Westam 1        Residual Interest Certificate      $  819               100.00%
Westam 3        Residual Interest Certificate          34               100.00%
Westam 5        Residual Interest Certificate         238               100.00%
Westam 6        Residual Interest Certificate          28               100.00%
ASW 65          Residual Interest Certificate       2,694               100.00%
FHLMC 17        Interest in MPCs                      158               100.00%
FNMA 1988-24    Interest in MPCs                    1,350                20.20%
FNMA 1988-25    Interest in MPCs                      674                45.07%
                                                   ------
                                                   $5,995
                                                   ======

       The following summarizes the Company's proportionate interest in the aggregate assets and liabilities of the eight residual interests at September 30, 1995 (in thousands):

Assets:
       Outstanding Principal Balance of Mortgage Certificates..........$ 377,057
       Funds Held By Trustee and Accrued Interest Receivable...........   11,154
                                                                       ---------
                                                                       $ 388,211
                                                                       =========

       Range of Stated Coupon of Mortgage Certificates..............9.0% - 10.5%

Liabilities:
       Outstanding Principal Balance of CMOs and MPCs:
         Fixed Rate    ................................................$ 337,024
         Floating Rate - LIBOR Based...................................   40,433

         Floating Rate - COFI Based....................................    4,708
                                                                       ---------
                       Total...........................................  382,165

       Accrued Interest Payable........................................    2,570
                                                                       ---------
                                                                       $ 384,735
                                                                       =========

       Range of Stated Interest Rates on CMOs and MPCs................0% to 9.9%


                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)


       The average LIBOR and COFI rates used to determine income from residual interests were as follows:


                            Three Months      Nine Months
                          Ended Sept. 30,   Ended Sept. 30,
                           1995     1994     1995     1994     At Sept. 30, 1995
                           ----     ----     ----     ----     -----------------

  LIBOR................   5.94%    4.65%    6.03%    3.99%          5.88%
  COFI.................   5.15%    3.80%    4.91%    3.75%          5.14%


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

       In May 1993 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 is applicable to debt securities including investments in REMIC residual interests and requires all investments to be classified into one of three categories: held to maturity, available for sale, or trading. The Company acquired its residual interests without the intention to resell the assets. The Company has both the intent and ability to hold these investments to maturity and believes these investments meet the "held to maturity" criteria of SFAS No. 115. Under SFAS No. 115, if a residual interest is determined to have other than temporary impairment, the residual interest is written down to fair value. For the nine months ended September 30, 1994, the Company incurred net charges of $1,244,000 to record impaired residual interests at fair value. There were no charges for the nine months ended September 30, 1995.

       At September 30, 1995, the estimated prospective net level yield of the Company's residual interests, in the aggregate, is 23% without early redemptions or terminations being considered and 49% if early redemptions or terminations are considered. At September 30, 1995, the estimated fair value of the Company's residual interests, in the aggregate, approximates the Company's aggregate carrying value.

       The projected yield and estimated fair value of the Company's residual interests are based on prepayment and interest rate assumptions at September 30, 1995. There will be differences, which may be material, between the projected yield and the actual yield and the fair value of the residual interests may change significantly over time.


NOTE 5 - LONG-TERM DEBT

       On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. In connection with the financing, the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the life of the financing. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At September 30, 1995, Funds held by Trustee consists of $5,419,000 in the reserve fund and $539,000 of other funds pledged under the Indenture.


NOTE 6 - SHORT-TERM BORROWINGS

       Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2% commitment fee with interest payable monthly at prime plus 1/2%. Such advances are to be secured by certain of the Company's real estate loans with the amount advanced equal to between 40% to 60% of the principal amount of the real estate loans pledged. Only real estate loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expires on May 5, 1996. Through September 30, 1995, the Company has not drawn upon the line of credit.


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


ITEM 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Interest Rates and Other Information
         -----------------------------------------------------------------------

Results of Operations For The Three And Nine Months Ended
September 30, 1995 and 1994
---------------------------------------------------------

       The Company had net income of $58,000 or $.01 per share and $856,000 or $.09 per share, respectively, for the three and nine months ended September 30, 1995 compared to net income of $409,000 or $.04 per share and a net loss of $1,360,000 or $.14 per share, respectively, for the comparable periods in 1994.

       The Company's income from residual interests declined from $629,000 for the three months ended September 30, 1994 to $275,000 for the comparable quarter in 1995 primarily due to the declining average balance of the Company's residual interests. The loss from residual interests of $20,000 for the nine months ended September 30, 1994 was due to a net charge of $1,244,000 in 1994 to write down the Company's residual interests as a result of significant mortgage refinancing activity. See "Interest Rates and Prepayments".

       Interest income on real estate loans increased from $698,000 for the nine months ended September 30, 1994 to $1,420,000 for the comparable period in 1995 due to an increase in activity of the Company's real estate lending program. See "Liquidity, Capital Resources and Commitments".

       The Company's interest expense declined from $314,000 and $1,106,000, respectively, for the three and nine months ended September 30, 1994 to $206,000 and $684,000 for the comparable periods in 1995 as a result of the Company reducing its long-term debt.

Liquidity, Capital Resources and Commitments
--------------------------------------------

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

       Since December 1993, the Company has originated real estate loans secured by various first deeds of trust on real properties located in Arizona. The Company's loan program seeks higher returns by targeting loan opportunities to which the Company can respond on a more timely basis than traditional real estate lenders. At September 30, 1995, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans. The Company may, in the future, make loans on properties located outside of Arizona. At September 30, 1995 the Company's real estate loans outstanding total $4,177,000 and bear interest at 16%, payable monthly, with all principal due within one year.

       On December 17, 1992, a wholly owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 and by funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000, and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At September 30, 1995, $5,958,000 is held by the Note Trustee in the reserve and other funds under the Indenture.

       Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2% commitment fee with interest payable monthly at prime plus 1/2%. Such advances are to be secured by certain of the Company's real estate loans with the amount advanced equal to between 40% to 60% of the principal amount of the real estate loans pledged. Only real estate loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expires on May 5, 1996. Through September 30, 1995, the Company has not drawn upon the line of credit.

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

       The Company anticipates that future cash flow from operations will be used for payment of operating expenses and debt service with the remainder, if any, available for investment in mortgage or real estate related assets. The Company is also exploring other strategic options including the possible termination of the REIT status in conjunction with the possible purchase of an operating company.

Interest Rates and Prepayments
------------------------------

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

       At September 30, 1995, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs is $40,433,000 in principal amount that pays interest based on LIBOR and $4,708,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related mortgage certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                           Three Months       Nine Months
                         Ended Sept. 30,    Ended Sept. 30,
                         ---------------    ---------------
                         1995      1994     1995      1994     At Sept. 30, 1995
                         ----      ----     ----      ----     -----------------
  LIBOR................  5.94%     4.65%    6.03%     3.99%          5.88%
  COFI.................  5.15%     3.80%    4.91%     3.75%          5.14%




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

             (a)           Exhibit 27 - Financial Data Schedule

             (b)           Reports on Form 8-K - None






                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                       HOMEPLEX MORTGAGE INVESTMENTS CORPORATION




November 3, 1995
                                       By      /s/JAY R. HOFFMAN
                                          --------------------------------------
                                                  Jay R. Hoffman
                                          President, Chief Financial Officer
                                          and a Duly Authorized Officer