Form 10-K405
period 1995-12-31
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1996-04-01
CIK 833079

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ----------
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission file number: 1-9977

                              HOMEPLEX MORTGAGE
                           INVESTMENTS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           Maryland                                                    86-0611231
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

             5333 North Seventh Street, Suite 219,                                       85014
                        Phoenix, Arizona                                               (Zip Code)
          (Address of principal executive offices)


                                (602) 265-8541
             (Registrant's telephone number, including area code)
                                  ----------

         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
          Title of each class                              which registered
          -------------------                              ----------------
 Common stock, par value $.01 per share                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X        No
                                                -----         -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 25, 1996, 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding, and the aggregate market value of the 8,244,817 shares held by non-affiliates (based upon the closing price of the shares on the New York Stock Exchange on March 25, 1996) was approximately $13,397,000. Shares of Common Stock held by each officer and director of the Company and by each person who owns more than 5% of the outstanding Common Stock of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None
================================================================================

                              TABLE OF CONTENTS

                                                                                        Page
                                                                                       ------
PART I
Item 1. Business ....................................................................1
Item 2. Properties ..................................................................33
Item 3. Legal Proceedings ...........................................................33
Item 4. Submission of Matters to a Vote of Security Holders .........................33

PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters  ..34
Item 6. Selected Financial Data .....................................................36
Item 7. Management's Discussion and Analysis of Financial Condition, Results of
        Operations and Interest Rates and Other Information .........................37
Item 8. Financial Statements and Supplementary Data .................................39
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure ..................................................................39

PART III
Item 10. Directors and Executive Officers of Registrant .............................40
Item 11. Executive Compensation .....................................................42
Item 12. Security Ownership of Certain Beneficial Owners and Management  ............47
Item 13. Certain Relationships and Related Transactions .............................48

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  ...........49

SIGNATURES ..........................................................................50

FINANCIAL STATEMENTS ................................................................F-1

                                    PART I

ITEM 1. BUSINESS
                                 Introduction

   Homeplex Mortgage Investments Corporation (the "Company") makes short-term and intermediate- term mortgage loans on improved and unimproved real property ("Real Estate Loans") and owns Mortgage Assets as described herein. In 1993, the Company decided to shift its focus to making Real Estate Loans from the ownership of Mortgage Assets consisting of Mortgage Interests (commonly known as residual interests) and Mortgage Instruments. Mortgage Instruments include residential mortgage loans ("Mortgage Loans") and mortgage certificates representing interest in pools of residential mortgage loans ("Mortgage Certificates"). Mortgage Interests represent the right to receive the net cash flows ("Net Cash Flows") on Mortgage Instruments. Substantially all of the Company's Mortgage Instruments and the Mortgage Instruments underlying the Company's Mortgage Interests currently secure or underlie mortgage-collateralized bonds ("CMOs" or "Bonds"), mortgage pass-through certificates ("MPCs" or "Pass-Through Certificates") or other mortgage securities (collectively "Mortgage Securities") issued by various Mortgage Securities issuers ("Issuers").

   The Company does not currently plan to acquire any additional Mortgage Assets. Instead, the Company plans in the short-term to utilize its available funds to make or acquire additional Real Estate Loans and to implement its acquisition strategy as described herein. At December 31, 1995 the Company had outstanding three Real Estate Loans aggregating $4,048,000, each with a loan term of one year and an interest rate of 16.00% per annum. The Company plans to emphasize land acquisition and development loans, residential land development loans, single family residential construction loans, commercial land development loans, and interim construction and bridge loans. The Real Estate Loans have been concentrated in Arizona.

   The Company's strategy is to utilize available funds and equity to acquire one or more operating companies, which may include one or more entries engaged in the home-building business. The Company's management is currently reviewing a number of operating companies for potential acquisition.

   The Company was incorporated in the State of Maryland in May 1988 and commenced operations on July 27, 1988. The Company changed its name from Emerald Mortgage Investments Corporation to Homeplex Mortgage Investments Corporation in April 1990.

   The Company has elected to be taxed as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company generally will not be subject to tax on its income to the extent that it distributes its earnings to stockholders and maintains its qualification as a REIT. See "Business -- Federal Income Tax Considerations." The Company may consider electing to discontinue its qualification as a REIT for tax purposes as a result of its substantial tax-loss carryforward and its acquisition strategy. If such a determination were made, the Company would be taxed as a regular domestic corporation and, among other consequences, any distributions to the Company's stockholders will not be deductible by the Company in computing its taxable income.

   The Company's Common Stock is listed on the New York Stock Exchange. Unless the context otherwise requires, the term the Company means Homeplex Mortgage Investments Corporation and its subsidiaries.

   Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for certain recent information with respect to the the Company.

                                   Business

Real Estate Loans
General

   The Company makes or acquires short-term and intermediate-term Real Estate Loans. A short-term loan generally has a maturity of one year or less and an intermediate-term loan generally has a maturity of not more than three years. Such loans are expected to consist primarily of first mortgage loans, development loans, interim construction loans, bridge loans, and to a much lesser extent, junior mortgage loans and wrap-around mortgage loans.

   The Company may make or acquire development or interim construction loans on unimproved real properties which are either expected to be developed within a reasonable period of time, generally less than one year, into income-producing properties, are being subdivided into lots for resale, or are being held for resale by the borrowers. Certain of the other loans to be made by the Company may be made on a first mortgage basis on the security of apartment complexes, shopping centers, warehouses, office buildings and other commercial and industrial properties, and as bridge loans on completed income- producing projects during leasing activities. The Company also may make or acquire junior mortgage loans and wrap-around mortgage loans, although such Real Estate Loans are not expected to represent a significant portion of the Company's Real Estate Loan portfolio.

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

   In general, the amount of each Real Estate Loan made by the Company will not exceed at the date the loan is funded, when added to the amount of any existing senior indebtedness, (i) 95% of the Company's assessment of the value of the property in the case of improved income-producing property or unimproved real property and (ii) 90% of the Company's assessment of the value of the property on the assumption that construction or development, as the case may be, is completed substantially in accordance with the plans and specifications as of the date the loan commitment is provided, in the case of construction or development loans. Such loan-to-value ratio may be increased in the case of a specific Real Estate Loan if, in the judgment of the Company, the Real Estate Loan is supported by credit or collateral adequate to justify a higher ratio. The Company may make Real Estate Loans to borrowers that acquire properties for prices below their appraised values. Thus, the loan-to-cost ratios of certain of the Company's Real Estate Loans may exceed the loan-to-value ratios described above. As a result, loans by the Company may not be limited to the purchase price of a property.

   The Company's Real Estate Loans generally provide for fixed interest rates although it may make or acquire loans which float with changes in the prime rate or other benchmark interest rates. Interest rates on Real Estate Loans will be determined by taking into account a variety of factors including the prevailing interest rate in the area for the type of loan being considered, the proposed term of the loan, the loan-to-value ratio, and the creditworthiness of the borrower and any guarantors. See "Special Considerations -- Real Estate Loans" for additional information respecting Real Estate Loans.

Current Real Estate Loans

   The following table sets forth information relating to the Company's outstanding Real Estate Loans at December 31, 1995.

                              Interest              Payment               Principal and
         Description            Rate                 Terms               Carrying Amount
- --------------------------- ---------- -------------------------------- ---------------
First Deed of Trust on 41       16%    Interest only monthly, principal    $1,278,000
acres of land in Gilbert,              due October 18, 1996; may be
Arizona.                               extended for one year under
                                       certain terms and conditions.

First Deed of Trust on 33       16%    Interest only monthly, principal    $2,272,000
acres of land in Tempe,                due November 21, 1995; extended
Arizona.                               for one year on November 21,
                                       1995 under the same terms and
                                       conditions.

First Deed of Trust on 21.4     16%    Interest only monthly, principal    $  498,000
acres of land in Tempe,                due January 6, 1996; extended
Arizona.                               for six months on January 6,
                                       1996 under the same terms and
                                       conditions.

   In the latter half of 1995 in anticipation of a potential acquisition transaction, the Company slowed its origination of Real Estate Loans.

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

   The types of Real Estate Loans which the Company may make or acquire include the following.

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

   In those types of loans described above, the Company generally receives as security for its loan a deed of trust or mortgage on the property financed. Loans generally will be made on a nonrecourse basis by which recourse will be limited to the real properties on which the loans have been made so that in the event of default the Company would be required to rely on the value of such real property to protect its interests. In other instances, the Company's Real Estate Loans will be made on a full recourse basis so that the borrower will be liable for any deficiency in the event that proceeds of a foreclosure or trustee's sale were insufficient to repay the loan. In connection with any loans to a corporation or other non- individual borrower, the Company may require that the loan be personally guaranteed by the borrower's principal individual owners. In addition, the Company may purchase or otherwise acquire participations or fractional interests in Real Estate Loans which are originated by parties that are not affiliated with the Company or may retain participations or fractional interests in such loans which the Company has originated and a portion of which have been acquired by parties that are not affiliated with the Company. In such cases, the Company may not have control over the loan or the unrestricted right to institute foreclosure proceedings. Except for the personal guarantees of a borrower's owners, it is not intended that any loan will be guaranteed or insured.

Standards for Real Estate Loans

   In making or acquiring a Real Estate Loan, the Company considers various relevant real property and financial factors including the value of the property underlying the loan as security, the location and other aspects of the property, the potential for development of the property within one to three years, the income-producing capacity and quality of the property, the rate and terms of the loan (including the discount from the face amount of the note that can be obtained giving consideration to current interest rates and the Company's overall portfolio) and the quality, experience and creditworthiness of the borrower. The Company will calculate internal rates of return in reviewing the terms and purchase discount that can be obtained.

   Although the Company generally receives a deed of trust or mortgage on the financed property as security for each Real Estate Loan, it may use other security devices from time to time. In most cases, recourse for a Real Estate Loan will be limited to the real property securing the loan.

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

   The Company may obtain a current independent appraisal for a property on which it plans to make or acquire a Real Estate Loan, the cost of which usually will be paid by the borrower. The Company also may require, among other things, a survey and an aerial photograph of the property underlying each Real Estate Loan. The Company, however, generally relies on its own analysis and not on appraisals and other documents in determining whether to make or acquire a particular loan. It should be noted that appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value. The Company will require that the borrower obtain a mortgagee's or owner's title insurance policy or commitment as to the priority of a mortgage or the condition of title be obtained in connection with each Real Estate Loan. The Company also will require public liability insurance naming the Company as an additional insured for claims arising on or about each underlying property when making a Real Estate Loan and, to the extent permitted by the existing loan documents, when acquiring a Real Estate Loan. Such liability insurance will be for suitable amounts as determined by the Company, but to the extent that a borrower incurs uninsured liabilities or liabilities in excess of the applicable coverage, such liabilities may adversely affect the borrower's ability to repay the Real Estate Loan.

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

   In determining whether to make or acquire a Real Estate Loan, the Company also will review the borrower's ability to repay the loan. Despite such review, the ability of a borrower to repay the principal amount of a loan will depend primarily upon the borrower's ability to obtain sufficient funds to pay the outstanding principal balance of the Real Estate Loan by refinancing, sale or other disposition of the property underlying the Real Estate Loan. See "Real Estate Loan Considerations -- Balloon Payments -- Sufficiency of Collateral."

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

Borrowing Policies

   The Company has a line of credit from a financial institution primarily to increase the amount of the Real Estate Loans that it is able to make or acquire and to increase its potential returns. Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2 % commitment fee with interest payable monthly at prime plus 1/2 %. Such advances are to be secured by certain of the Company's Real Estate Loans with the amount advanced equal to between 40% to 60% of the principal amount of the Real Estate Loans pledged. Only Real Estate Loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expires on May 5, 1996. Through December 31, 1995, the Company has not drawn upon the line of credit. No assurance can be given that such line of credit will be renewed. In the event that any portion of an outstanding line of credit is not renewed, the Company will be required to reevaluate its reserve requirements and review its portfolio for possible disposition of Real Estate Loans.

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

Remedies Upon Default by Borrower

   Real Estate Loans are subject to the risk of default, in which event the Company would have the added responsibility of foreclosing and protecting its loans. In the state of Arizona, where all of the Company's Real Estate Loans have been made, the Company will have a choice of two alternative and mutually exclusive remedies in the event of default by a borrower with respect to a Real Estate Loan secured by a deed of trust. In such case, the Company either can proceed to cause the trustee under the deed of trust to exercise its power of sale under the deed of trust and sell the collateral at a non-judicial sale or it can choose to have the deed of trust judicially foreclosed as if it were a mortgage. In the event of default by a borrower with respect to a Real Estate Loan secured by a mortgage, the Company will have no election of remedies and will be required to foreclose the mortgage judicially. Remedies in other states in which the Company may acquire or make Real Estate Loans could vary significantly from those available in Arizona.

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

Ownership of Underlying Real Estate

   The Company will make or acquire Real Estate Loans for investment or make or acquire Real Estate Loans primarily for sale or other disposition in the ordinary course of business. The Company may be required to engage in real estate operations if, among other things, the Company forecloses on a property on which it has made or acquired a Real Estate Loan and takes over management of the property. Since the ownership of equity interests in real estate underlying a Real Estate Loan is not an objective of the Company, such operations would only be conducted for a limited period pending sale of the properties so acquired.

Ownership of Mortgage Assets

   The Company owns Mortgage Assets as described herein consisting of Mortgage Interests (commonly known as "residuals") and Mortgage Instruments. Mortgage Instruments consist of mortgage certificates representing interests in pools of residential mortgage loans ("Mortgage Certificates").

   Mortgage  Interests  entitle  the  Company  to  receive  Net Cash  Flows  (as described below) on Mortgage Instruments securing or underlying Mortgage Securities and are treated for federal income tax purposes as interests in real estate mortgage investments conduits ("REMICs") under the Code. Substantially all of the Company's Mortgage Instruments and the Mortgage Instruments underlying the Company's Mortgage Interests currently secure or underlie mortgage-collateralized bonds ("CMOs" or "Bonds"), mortgage pass-through certificates ("MPCs" or "Pass-Through Certificates") or other mortgage securities (collectively "Mortgage Securities").

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

Current Mortgage Assets

   As of December 31, 1995, the Company owned approximately $52,310,000 in principal amount of Mortgage Instruments which have been pledged in a long-term financing transaction. As of December 31, 1995, the Company also owned Mortgage Interests with respect to seven separate series of Mortgage Securities with a net amortized cost balance of approximately $5,445,000 (representing the aggregate purchase price paid for such Mortgage Interests less the amount of distributions on such Mortgage Interests received by the Company representing a return of investment).

   The Company owns Mortgage Interests which entitle it to receive the Net Cash Flows on the Mortgage Instruments pledged to secure the following four series of
Bonds: (i) the Series 1 Mortgage- Collateralized Bonds issued by Westam Mortgage Financial Corporation ("Westam") (the "Series 1 Bonds" or "Westam 1"), (ii) the Series 3 Mortgage-Collateralized Bonds issued by Westam (the "Series 3 Bonds" or "Westam 3"), (iii) the Series 65 Mortgage-Collateralized Bonds issued by American Southwest Financial Corporation ("ASW") (the "Series 65 Bonds" or "ASW 65") and (iv) the Series 5 Mortgage-Collateralized Bonds issued by Westam (the "Series 5 Bonds" or "Westam 5"). Each of these series of Bonds are CMOs, and an election has been made to treat the Mortgage Instruments and other collateral securing such series of Bonds as REMICs.

   The Company also owns the residual interest in the REMIC with respect to the Series 17 Multi-Class Mortgage Participation Certificates (Guaranteed) ("FHLMC 17") issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and 20.20% and 45.07%, respectively, of the residual interests in the REMICs with respect to the FNMA REMIC Trust 1988-24 Guaranteed REMIC Pass-Through Certificates ("FNMA 24") and the FNMA REMIC Trust 1988-25 Guaranteed REMIC Pass-Through Certificates ("FNMA 25") issued by the Federal National Mortgage Association ("FNMA"). An election has been made to treat the Mortgage Instruments and other collateral underlying each of the above series of Mortgage Securities as REMICs. The Company has not purchased any Mortgage Interests since October 26, 1988.

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

The Mortgage Instruments Securing or Underlying the Outstanding Mortgage Securities

   The Mortgage Instruments pledged as collateral for the Bonds are beneficially owned by the Issuers of such Bonds, and the Company owns the residual interests in the REMICs with respect to the Bonds. The Mortgage Instruments contained in the pools underlying the Pass-Through Certificates are beneficially owned by the holders of the Pass-Through Certificates (including the holders of the residual interests relating thereto), and the Company owns 100%, 20.20% and 45.07% of the residual interest in the REMICs with respect to FHLMC 17, FNMA 24 and FNMA 25, respectively. The Mortgage Instruments securing or underlying the Mortgage Securities consist of mortgage-backed certificates guaranteed by

GNMA ("GNMA Certificates"), mortgage participation certificates issued by FHLMC ("FHLMC Certificates") and guaranteed mortgage pass-through certificates issued by FNMA ("FNMA Certificates"). As of December 31, 1995, the GNMA Certificates had an aggregate principal balance of $196,990,000, the FHLMC Certificates had an aggregate principal balance of $59,874,000 and the FNMA Certificates had an aggregate principal balance of $137,665,000.

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

                Summary Of Mortgage Instrument Characteristics

                                                                      Weighted
                                                          Weighted     Average
                                             Weighted     Average     Remaining
Series Of       Type Of      Remaining       Average      Mortgage      Term
Mortgage       Mortgage     Principal     Pass-through    Coupon    To Maturity
Securities     Instrument    Balance(1)        Rate         Rate     (Years)(1)
- ------------ ------------ -------------- -------------- ---------- -------------
                           (In Thousands)
Westam 1     GNMA         $  37,942           10.50%       11.00%      20.8
Westam 3     GNMA            44,717            9.50        10.00       21.7
ASW 65       GNMA            45,315           10.00        10.50       21.6
Westam 5     GNMA            69,016            9.00         9.50       21.2
FHLMC 17     FHLMC           59,874           10.00        10.57       21.5
FNMA 24      FNMA            56,824(2)        10.00        10.65       22.2
FNMA 25      FNMA            80,840(3)         9.50        10.14       22.2

- ----------
(1) As of December 31, 1995.
(2) The Company owns a 20.2% interest in the residual interest in the REMIC with respect to FNMA 24.
(3) The Company owns a 45.07% interest in the residual interest in the REMIC with respect to FNMA 25.

   The prepayment experience on the Mortgage Instruments securing or underlying the Mortgage Securities will significantly affect the average life of such Mortgage Securities because all or a portion of such prepayments will be paid to the holders of the related Mortgage Securities as principal payments on such Mortgage Securities. Prepayments on mortgage loans commonly are measured by a prepayment standard or model. The model used herein (the "Prepayment Assumption Model") is based on an assumed rate of prepayment each month of the unpaid principal amount of a pool of new mortgage loans expressed on an annual basis. 100% of the Prepayment Assumption Model assumes that each mortgage loan underlying a Mortgage Certificate (regardless of interest rate, principal amount, original term to maturity or geographic location) prepays at an annual compounded rate of 0.2% per annum of its outstanding principal balance in the first month after origination, that this rate increases by an additional 0.2% per annum in each month thereafter until the thirtieth month after origination and in the thirtieth month and in each month thereafter prepays at a constant prepayment rate of 6% per annum.

   The Prepayment Assumption Model does not purport to be either a historical description of the prepayment experience of any pool of mortgage loans or a prediction of the anticipated rate of prepayment of any pool of mortgage loans, including the mortgage loans underlying the Mortgage Certificates, and there is no assurance that the prepayment of the mortgage loans underlying the Mortgage Certificates will conform to any of the assumed prepayment rates. The rate of principal payments on pools of mortgage loans is influenced by a variety of economic, geographic, social and other factors. In general, however, Mortgage Instruments are likely to be subject to higher prepayment rates if prevailing interest rates fall significantly below the interest rates on the mortgage loans underlying the Mortgage Certificates. Conversely, the rate of prepayment would be expected to decrease if interest rates rise above the interest rate on the mortgage loans underlying the Mortgage Certificates. Other factors affecting prepayment of mortgage loans include changes in mortgagors' housing needs, job transfers, unemployment, mortgagors' net equity in the mortgaged properties, assumability of mortgage loans and servicing decisions.

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

                      Summary Of The Mortgage Securities

                                Weighted
               Remaining     Average Pass-
               Principal     Through Rate
             Balance of the      of the
                Mortgage        Mortgate                                                                              First
              Instruments     Instruments                                                                   Stated   Optional
             Collateralizing Collateralizing                                                              Maturity   Redemption
              or Underlying   or Underlying                      Initial    Remaining                      or Final      or
              the Mortgage    the Mortgage             Issue     Principal  Principal                     Payment   Termination
Series(1)     Securities(2)   Securities      Class     Date      Balance   Balance(2)      Coupon          Date       Date
- ----------- --------------- --------------- --------- --------- ---------- -----------  -------------    ---------- -----------
             (In Thousands)
                                                                                            Variable
Westam 1      $37,942         10.50%           1-A     4/29/88    $109,228    $  6,794        Rate(3)       9/1/12    6/1/98

                                               1-B     4/29/88      85,142           0         8.55         1/1/09    6/1/98

                                               1-C     4/29/88      44,380       8,056         8.55         9/1/12    6/1/98

                                               1-Z(4)  4/29/88      11,250      23,774         9.90         5/1/18    6/1/98

                                                                                             Variable
Westam 3      $44,717          9.50%           3-A     6/30/88    $ 80,960   $       0        Rate(5)      6/1/07    8/1/98

                                               3-B     6/30/88      54,000           0         6.00        10/1/02    8/1/98

                                               3-C     6/30/88      16,000           0         6.00        10/1/04    8/1/98

                                               3-D     6/30/88      25,040           0         6.00         6/1/07    8/1/98

                                               3-E(4)  6/30/88      24,000      45,551         9.45         7/1/18    8/1/98

ASW 65        $45,315         10.00%          65-A     6/29/88    $ 41,181   $       0         9.00%        5/1/14    8/1/98

                                                                                             Variable
                                              65-B     6/29/88       7,746           0         Rate(6)      9/1/14    8/1/98

                                              65-C(7)  6/29/88      11,872           0         8.25        10/1/18    8/1/98

                                              65-D(7)  6/29/88      21,169           0         7.25        10/1/18    8/1/98

                                              65-E(7)  6/29/88       6,965           0         7.50        10/1/18    8/1/98

                                              65-F(7)  6/29/88      19,977      11,042         7.50        10/1/18    8/1/98

                                              65-G(7)  6/29/88      12,540      12,540         7.50        10/1/18    8/1/98

                                                                                             Variable
                                              65-H(7)  6/29/88      60,344      22,656         Rate(6)     10/1/18    8/1/98

                                              65-I(7)  6/29/88      32,230           0         7.00        10/1/18    8/1/98

                                                                                             Variable
                                              65-J(7)  6/29/88      23,476           0         Rate(6)     10/1/18    8/1/98

                                              65-Z(4)  6/29/88      12,500           0         7.75        10/1/18    8/1/98

                                                                                             Variable
Westam 5      $69,016          9.00%           5-A     7/28/88    $ 70,488   $     844         Rate(8)      8/1/18     (9)
                                                                                               Zero
                                              5-B (10)  7/28/88     39,784         477         Coupon       8/1/18     (9)
                                              5-Y (7)   7/28/88    139,728      68,861         8.95         8/1/18     (9)
FHLMC 17      $59,874         10.00%          17-A (7)  9/30/88   $ 26,000   $       0         9.35%       5/15/02     (14)
                                              17-B (7)  9/30/88     98,850           0         9.00        9/15/19     (14)
                                                                                             Variable
                                              17-C      9/30/88     92,400           0        Rate(12)    10/15/19     (14)
                                                                                               Zero
                                              17-D(10)  9/30/88     27,750           0         Coupon     10/15/19     (14)
                                              17-E(7)   9/30/88   $ 75,400           0         9.30        2/15/12     (14)
                                              17-F(7)   9/30/88     26,700           0         9.35       12/15/13     (14)
                                              17-G(7)   9/30/88     67,400           0         9.55        3/15/17     (14)

                                Weighted
               Remaining     Average Pass-
               Principal     Through Rate
             Balance of the      of the
                Mortgage        Mortgate                                                                                  First
              Instruments     Instruments                                                                      Stated    Optional
             Collateralizing Collateralizing                                                                   Maturity  Redemption
              or Underlying   or Underlying                             Initial    Remaining                   or Final      or
              the Mortgage    the Mortgage                    Issue    Principal  Principal                     Payment  Termination
Series(1)     Securities(2)   Securities        Class         Date      Balance   Balance(2)      Coupon         Date       Date
- ----------- --------------- ---------------  ---------      --------- ---------- -----------  ------------    ---------- -----------
             (In Thousands)
                                              17-H       (7)  9/30/88     34,700     16,166     9.70            6/15/18   (14)
                                              17-I       (7)  9/30/88     43,696     43,696     9.90           10/15/19   (14)
                                              17-J       (7)  9/30/88      7,104          0     9.00           10/15/19   (14)
                                              17-R       (11) 9/30/88        100         12     Residual(13)   10/15/19   (14)
FNMA 24(15)   $56,824         10.00%          24-A       (7) 10/26/88   $ 13,300    $     0     7.00%           3/25/02   (19)
                                              24-B       (7) 10/26/88     33,400          0     7.00            3/25/11   (19)
                                              24-C       (7) 10/26/88     13,200          0     7.00            2/25/13   (19)
                                              24-D       (7) 10/26/88     29,100          0     7.00            3/25/16   (19)
                                              24-E       (7) 10/26/88     16,600      6,944     7.00            7/25/17   (19)
                                                                                               Variable
                                              24-F      (16) 10/26/88    217,350     30,970     Rate(17)       10/25/18   (19)
                                              24-G       (7) 10/26/88     18,899     18,899     7.00           10/25/18   (19)
                                              24-H       (7) 10/26/88     36,100          0     9.50            7/25/16   (19)
                                              24-J       (7) 10/26/88     32,850          0     9.50            4/25/17   (19)
                                              24-K       (7) 10/26/88     72,151          0     9.50           10/25/18   (19)
                                                                                                Zero
                                              24-L           10/26/88     17,050          0     Coupon         10/25/18   (19)

                                              24-R      (11) 10/26/88        100         11     Residual(18)   10/25/18   (19)
FNMA 25(20)   $80,840          9.50%          25-A  (7)(21)  10/25/88   $165,000    $     0     9.00%           6/25/08   (19)
                                              25-B       (7) 10/25/88    270,823     70,942     9.25           10/25/18   (19)
                                                                                                Variable Rate
                                              25-C  (16)     10/25/88     37,500      9,823           (22)     10/25/18   (19)
                                                                                                Variable Rate
                                              25-D           10/25/88     70,912          0           (23)     10/25/18   (19)
                                                                                                Variable Rate
                                              25-E           10/25/88    139,575          0           (24)     10/25/18   (19)
                                                                                                Zero
                                              25-G  (25)     10/25/88     66,115          0     Coupon         10/25/18   (19)

                                              25-R  (11)     10/25/88         75         75     Residual(26)   10/25/18   (19)

- ----------
 (1) Unless otherwise specified, the Company owns 100% of the residual interest with respect to each series of Mortgage Securities.
 (2) As of December 31, 1995.
 (3) Determined monthly, and generally equal to 0.65% above the arithmetic mean of LIBOR, subject to a maximum rate of 12.75%.
 (4) Compound Interest Class.
 (5) Determined monthly, and generally equal to 0.70% above the arithmetic mean of LIBOR, subject to a maximum rate of 13.00%.
 (6) Determined monthly, and generally equal to 0.80%, 0.70% and 0.95%, respectively, above the arithmetic mean of LIBOR, subject to a maximum rate of 13.50%, 12.50% and 14.00%, respectively.
 (7) SAY, PAC, SMRT, SPPR or other Class which receives a preferential allocation of principal payments during a designated period.
 (8) Determined monthly, and generally equal to 0.85% above the arithmetic mean of LIBOR, subject to a maximum rate of 14.00%.
 (9) The Westam 5 Bonds may be redeemed at any time after the aggregate principal amount of such Bonds then outstanding is less than 10% of their original aggregate principal amount.
(10) Principal Only Class.
(11) Residual Interest Class. This class represents the "residual interest"
     in the REMIC with respect to such Series.
(12) Determined monthly, and generally equal to 0.90% above the arithmetic mean of LIBOR, subject to a maximum rate of 13.00%.
(13) The Class of Pass-Through Certificates will bear interest on each payment date in an amount equal to the amounts received as interest payments on the FHLMC Certificates in the Mortgage Pool on such payment date, less the aggregate amount of interest payable on the FHLMC 17 Pass-Through Certificates (other than the Residual Interest Class) on such payment date.

(14) The FHLMC 17 Pass-Through Certificates may be redeemed in whole, but not in part, on any payment date if the aggregate principal amount of such Pass-Through Certificates outstanding is less than 1% of the initial principal amount of such Pass-Through Certificates.
(15) The Company owns a 20.20% interest in the residual interest in the REMIC with respect to FNMA 24.
(16) Paid principal in the manner of a SAY, PAC, SMRT or SPPR Class with respect to a portion of its principal balance.
(17) Determined monthly, and generally equal to 2.10% below the product of 1.15 and the arithmetic mean of LIBOR, subject to a maximum rate of 12.50%.
(18) On each payment date, the Class of Pass-Through Certificates will receive the excess of the sum of all distributions payable on the FNMA Certificates underlying the Pass-Through Certificates on such payment date over all amounts distributable on such payment date as principal and interest on each Class of the Pass-Through Certificates (including amounts distributable as principal on this Class of Pass-Through Certificates).
(19) Not subject to optional redemption.
(20) The Company owns a 45.07% interest in the residual interest in the REMIC with respect to FNMA 25.
(21) On any payment date on which the principal distributions from the FNMA Certificates underlying the FNMA 25 Pass-Through Certificates are not sufficient to reduce the principal balance of this Class of such Pass-Through Certificates to a designated amount, the amount of interest distributed from the FNMA Certificates underlying such Pass-Through Certificates not required to be paid out as interest on such Pass-Through Certificates on such payment date ("Excess Interest") will be applied to reduce the principal balance of this Class to the designated amount for that payment date.
(22) Determined monthly, and generally equal to .7586% above the product of .9632 and the COF Index, subject to a maximum rate of 11.3054%.
(23) Determined monthly, and generally equal to 1.5229% below the product of .9247 and the COF Index, subject to a maximum rate of 9.50%.
(24) Determined monthly, and generally equal to 1.25% above the COF Index, subject to a maximum rate of 14.00%.
(25) On any payment date on which this Class of Pass-Through Certificates receives principal payments, 30% of the Excess Interest will be applied to reduce the principal balance of this Class.
(26) When Excess Interest is used to pay principal on Classes 25-A and 25-G, the amount of Excess Interest so applied will be added to the principal balance of this Class of Pass-Through Certificates. In addition, on each Payment Date, this Class of Pass- Through Certificates will receive the excess of the sum of all distributions payable on the FNMA Certificates underlying the FNMA 25 Pass-Through Certificates on such payment date over all amounts distributable on such payment date as principal and interest (including amounts distributable as principal on this Class of Pass-Through Certificates).

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

            (3) With respect to Variable Rate Classes of Mortgage Securities, increases in the level of the index on which the interest rate for such Variable Rate Classes are based increase the interest or pass-through rate payable on Variable Rate Classes and thus reduce or, in some instances, eliminate Net Cash Flows, while decreases in the level of the relevant index decrease the interest or pass- through rate payable on Variable Rate Classes and thus increase Net Cash Flows.

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

Other Policies
Investment Company Act

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

   Subject to the foregoing, the Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. Repurchase agreements are agreements pursuant to which the Company sells assets for cash and simultaneously agrees to repurchase such assets on a specified date for the same amount of cash plus an interest component. The Company also may increase the amount of funds available for investment through the issuance of debt securities (including Mortgage Securities). In general, the Company may make use of short-term borrowings to provide additional funds when it is able to borrow at interest rates lower than the yields expected to be earned on such funds. If borrowing costs are higher than the yields generated by such funds, the Company's ability to utilize borrowed funds may be substantially reduced and it may experience losses.

   A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, such assets will not be available for distribution to the stockholders of the Company in the event of the Company's liquidation except to the extent that the value of such assets exceeds the amount of such indebtedness.

   On December 17, 1992, a wholly owned, limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to several institutional investors. The Secured Notes bear interest at 7.81% per annum which is payable quarterly. Scheduled principal repayments were $1,532,000 per quarter during the first four quarters, $991,000 per quarter for the next 12 quarters, $901,000 per quarter for the next eight quarters and $721,000 per quarter thereafter through February 15, 2001.

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

   Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2 % commitment fee with interest payable monthly at prime plus 1/2 %. Such advances are to be secured by certain of the Company's Real Estate Loans with the amount advanced equal to between 40% to 60% of the principal amount of the Real Estate Loans pledged. Only Real Estate Loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expires on May 5, 1996. Through December 31, 1995, the Company has not drawn upon the line of credit.

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

                          The Subcontract Agreement

   The Company is a party to an amended Subcontract Agreement pursuant to which American Southwest Financial Group, L.L.C. ("ASFG"), as assignee of American Southwest Financial Services, Inc. ("ASFS") performs certain services for the Company in connection with the structuring, issuance and administration of Mortgage Securities issued by the Company or by any Issuer affiliated with ASFS with respect to which the Company acquires Mortgage Interests. Under the
Subcontract Agreement, the Company will be charged for any series of CMOs an issuance fee of .1% of the principal amount for such series, generally subject to a minimum fee of $10,000 and a maximum fee of $100,000, and for any series of Pass-Through Certificates an issuance fee not to exceed .125% of the principal amount of such series. In addition, the Company will be charged an administration fee for each series of CMOs equal to a maximum of $20,000 per year and for any series of Pass-Through Certificates an administration fee equal to up to .025% of the amount of the series outstanding at the beginning of each year; provided that commencing February 1, 1996 the administrative fee with respect to ASW 65, Westam 1, Westam 3, Westam 5 and Westam 6, has been reduced from $20,000 per year to $16,250 per year.

   The Subcontract Agreement had an initial term expiring on December 31, 1989 and continuing from year to year thereafter. The Company has the right to terminate the Subcontract Agreement upon the happening of certain specified events, including a breach by ASFG of any provision contained in the Subcontract Agreement. ASFG is a privately held Arizona limited liability company and indirectly owns up to 25% of the capital interest of the preferred members of ASFG. Alan D. Hamberlin directly or indirectly owns up to 25% of the Capital Interest held by the common members of ASFG.

   Based on reports received by the Company from ASFG, ASFS received administration fees of $235,000 for the year ended December 31, 1991, $227,000 for the year ended December 31, 1992, $201,000 for the year ended December 31, 1993, $165,000 for the year ended December 31, 1994 and $144,000 for the year ended December 31, 1995.

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

                            Special Considerations

Real Estate Loan Considerations

New Business Activity

   The Company has been involved in making and acquiring Real Estate Loans since December 1993. Although officers of the Company have substantial real estate investment and real estate loan experience, they have no prior experience in the management or operation of a company engaged primarily in making and acquiring such loans. The Company competes for acceptable Real Estate Loans with numerous other companies, many of which have greater resources and experience than the Company and its officers.

Real Estate Market Conditions

   The Company's Real Estate Loan activities subject the Company to the risks generally incident to the ownership of and investment in real estate because of the impact of such risks on the ability of its borrowers' to repay their Real Estate Loans and the ability of the Company to resell, refinance or dispose of property following a foreclosure for an amount at least equal to its loan. These risks include general and local economic conditions; the investment climate for real estate investments; the demand for and supply of competing properties; local market conditions and neighborhood characteristics; unanticipated holding costs; the availability and cost of necessary utilities and services; real estate tax rates and other operating expenses; governmental rules and fiscal policies, including rent, wage and price controls; zoning and other land use regulations; environmental controls; acts of God (which may result in uninsured losses); the treatment for federal and state income tax purposes of income derived from real estate; the levels of interest rates; the availability and cost of financing in connection with the purchase, sale or refinancing of properties; and other factors beyond the control of the Company. In recent years, the presence of hazardous substances or toxic waste has adversely affected real estate values in various areas of the country and resulted in the imposition of costs and damages to real estate owners and lenders. In addition, certain expenses related to properties, such as property taxes and insurance, tend to increase over time. These and other factors could result in an increase in the Company's cost of holding any real estate it acquires as a result of a foreclosure or adversely affect the terms and conditions upon which the Company may sell or refinance any properties held by it. In addition, all Real Estate Loans, including the Company's Real Estate Loans, are subject to loss resulting from the priority of real estate tax liens, mechanic's liens and materialman's liens. Therefore, the success of the Company will depend in part upon events beyond its control.

Lack of Geographic Diversification

   Through December 31, 1995, the Company has made Real Estate Loans on real estate located only in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on the Company's Real Estate Loans and affect the Company's ability to protect the principal of and interest on such loans following foreclosures upon the real properties securing such loans. The Company intends to continue to assess real estate lending opportunity in Arizona and other parts of the Southwest.

Concentration of Loan Amounts

   The Company can be expected to make Real Estate Loans to a relatively small number of borrowers as a result of the amount of its funds available for lending activities. Therefore, the Company may be subject to increased risk to the extent that a single borrower defaults with respect to a loan constituting significant percentage of the Company's total Real Estate Loan portfolio.

Loans Secured by Unimproved Properties

   The Company's Real Estate Loans generally are secured by deeds of trust, mortgages or other similar instruments on unimproved real property. A Real Estate Loan secured by unimproved real property involves a particularly high degree of risk since such property generally does not generate income other than as the result of a sale or refinancing, and the borrower's loan payments generally will be the Company's only source of cash flow on the property until a sale or refinancing. Accordingly, the Company will be subject to a greater risk of loss in the event of delinquency or default by a borrower on a Real Estate Loan secured by a deed of trust, mortgage or similar instrument on unimproved real property than if such Real Estate Loan were secured by a deed of trust, mortgage or similar instrument on improved real property.

Balloon Payments

   The Company makes or acquires a significant number of Real Estate Loans that do not provide for the payment of all or any part of principal prior to maturity including all of its currently outstanding Real Estate Loans. The ability of a borrower to repay the outstanding principal amount of such a Real Estate Loan at maturity will depend primarily upon the borrower's ability to obtain, by refinancing, sale or other disposition of the property or otherwise, sufficient funds to pay the outstanding principal balance at a time when such funds may be difficult to obtain, with the result that the borrower may default on its obligation to repay the amount of the Real Estate Loan in accordance with the terms of the deed of trust, mortgage or other security instrument. In addition, a substantial reduction in the value of the property securing a Real Estate Loan could precipitate or otherwise result in the borrower's default. Any such default could result in a loss to the Company of all or part of the principal of or interest on such a Real Estate Loan.

 Development and Construction Loans

   The development and interim construction loans which the Company may make generally are expected to generate higher rates of return than other types of Real Estate Loans, but generally will entail greater risks. Such a loan will be subject to substantial risk because the ability of the borrower to complete or dispose of the project being developed or constructed on the underlying real estate and repay the loan may be affected by various factors including adverse changes in general economic conditions, interest rates, the availability of permanent mortgage funds, local conditions, such as excessive building resulting in an excess supply of real estate, a decrease in employment reducing the demand for real estate in the area, and the borrower's ability to control costs and to conform to plans, specifications and time schedules, which will depend upon the borrower's management and financial capabilities and which may also be affected by strikes, adverse weather and other conditions beyond the borrower's control. Such contingencies and adverse factors could deplete the borrower's borrowed funds and working capital and could result in substantial deficiencies precluding compliance with specified conditions of commitments for permanent mortgage funds relied on as a primary source of repayment of the loan. In addition, in some jurisdictions, construction and development lenders, such as the Company, in certain circumstances, may be liable for defective construction. The possibility of such liability may be increased if, in addition to its loan, the Company is deemed to have an equity position in the developer or contractor or in the property being developed or improved. This, however, is not likely to be the case since the Company does not plan to make construction and development loans to affiliates.

 Risk of Joint Ventures

   The Company may enter into joint ventures, general partnerships and loan participations with third parties for the purpose of making or acquiring Real Estate Loans. Any such investments will be made consistently with the then existing Securities and Exchange Commission interpretations and case law respecting the applicability of the Investment Company Act of 1940, as amended (the "Investment Company Act"). Any such Real Estate Loans also will be subject to certain additional restrictions. See "Business -- Real Estate Loans -- Transactions with Affiliates and Joint Venture Investments." Joint ventures, general partnerships and loan participations involve the potential risk of impass on decision making in situations in which no single party fully controls the Real Estate Loan with the result that neither the Company nor any other party will be able to exercise full authority with respect to the protection of the investment in the loan. In addition, although the Company or another party to the transaction often will have the right to purchase the interest of any other party in the Real Estate Loan, the party seeking to acquire the interest of another party may not have sufficient funds to do so.

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

Sufficiency of Collateral

   Many of the Company's Real Estate Loans are made on a nonrecourse basis. In such a case, the Company relies for its security solely on the value of the underlying real property and does not have any right to make any claims for repayment personally against the borrower. Other Real Estate Loans may be full recourse loans, may be secured by personal guarantees or may be secured by one or more items of real or personal property in addition to the property constituting the primary security for the Real Estate Loan. Nevertheless, the property constituting the primary security for a Real Estate Loan in most cases will be the primary source for repayment of the loan upon maturity or in the event of a default. The ability of the borrower to pay the outstanding balance of a Real Estate Loan (particularly a non- amortizing Real Estate Loan) on maturity will depend primarily upon the borrower's ability to obtain sufficient funds by refinancing, sale or other disposition of the property.

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

Remedies Upon Default by Borrower

   Real Estate Loans are subject to the risk of default, in which event the Company would have the added responsibility of foreclosing and protecting its loans. See "Business -- Real Estate Loans -- Remedies Upon Default by Borrower" for a discussion of remedies in the event of default by a borrower with respect to a Real Estate Loan.

Effect  of  Interest   Rate  Fluctuations;  Length of  Maturity  and  Prepayment
Provisions

   The Company's Real Estate Loans generally are fixed-rate debt instruments of specified maturities, including all of the Company's currently outstanding Real Estate Loans. The economic value of an investment in the Company's shares may fluctuate to the extent that market rates of interest for similar Real Estate Loans of similar maturities exceed or fall below the Company's anticipated rate of return on investment on its Real Estate Loans.

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

Risks of Leverage

   The Company may utilize a line of credit or other financing from a financial institution to increase the amount of the Real Estate Loans that it is able to make or acquire and to increase its potential returns. The Company also may incur indebtedness in order to meet expenses of holding any property on which the Company has theretofore made a Real Estate Loan and has subsequently taken over the operation of the underlying property as a result of default or to protect a Real Estate Loan. In addition, the Company may incur indebtedness in order to complete development of a property on which the Company has theretofore made a development or land loan and has subsequently taken over the operation of the underlying property as a result of default. The Company also may utilize a line of credit in order to prevent default under senior loans or to discharge them entirely if this becomes necessary to protect the Company's Real Estate Loans. Such borrowing may be required if foreclosure proceedings are instituted by the holder of a mortgage loan that is senior to that held by the Company. In addition, any such line of credit in all likelihood will require periodic renewals, and no assurance can be given that such renewals will always be approved. In the event that any portion of an outstanding line of credit is not renewed, the Company will be required to reevaluate its reserve requirements and review its portfolio for possible disposition of Real Estate Loans. See "Business -- Real Estate Loans -- Borrowing Policies" for a description of the Company's current bank line of credit.

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

Prepayment Risks

   Mortgage prepayment rates vary from time to time and may cause declines in the amount and duration of the Company's Net Cash Flows. Prepayments of fixed-rate mortgage loans included in or underlying Mortgage Instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate mortgage loans included in or underlying such Mortgage Instruments. Conversely, prepayments of such mortgage loans generally decrease when then current mortgage interest rates exceed the interest rates on the mortgage loans included in or underlying such Mortgage Instruments. See "Business -- Special Considerations -- Mortgage Asset Considerations -- Interest Rate Fluctuation Risks." Prepayment experience also may be affected by the geographic location of the mortgage loans included in or underlying Mortgage Instruments, the types (whether fixed or adjustable rate) and assumability of such mortgage loans, conditions in the mortgage loan, housing and financial markets, and general economic conditions.

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

   Mortgage prepayments also shorten the life of the Mortgage Instruments securing or underlying Mortgage Securities, thereby generally reducing overall Net Cash Flows as described under "Business -- Special Considerations -- Mortgage Asset Considerations -- Decline in Net Cash Flows from Mortgage Assets."

   No assurance can be given as to the actual prepayment rate of mortgage loans included in or underlying the Mortgage Instruments in which the Company has an interest.

Interest Rate Fluctuation Risks

   Changes in interest rates affect the performance of the Company and its Mortgage Assets. A portion of the Mortgage Securities secured by the Company's Mortgage Instruments and a portion of the Mortgage Securities with respect to which the Company holds Mortgage Interests bear variable interest or pass-through rates based on short-term interest rates (primarily LIBOR). As of December 31, 1995, $40,977,000 of the $308,381,000 of the Company's
proportionate share of Outstanding Mortgage Securities associated with the Company's Mortgage Assets consisted of variable interest rate Mortgage Securities. Consequently, changes in short-term interest rates significantly influence the Company's Net Cash Flows.

   Increases in short-term interest rates increase the interest cost on variable rate Mortgage Securities and, thus, tend to decrease the Company's Net Cash Flows. Conversely, decreases in short-term interest rates decrease the interest cost on the variable rate Mortgage Securities and, thus, tend to increase the Company's Net Cash Flows. As stated above, increases in mortgage interest rates generally tend to increase the Company's Net Cash Flows by reducing mortgage prepayments, and decreases in mortgage interest rates generally tend to decrease the Company's Net Cash Flows by increasing mortgage prepayments. Therefore, the negative impact on the Company's Net Cash Flows of an increase in short-term interest rates generally will be offset in whole or in part by a corresponding increase in mortgage interest rates while the positive impact on the Company's Net Cash Flows of a decrease in short-term interest rates generally will be offset in whole or in part by a corresponding decrease in mortgage interest rates. See "Business -- Special Considerations -- Mortgage Asset Considerations
- -- Prepayment Risks." However, although short-term interest rates and mortgage interest rates normally change in the same direction and therefore generally offset each other as described above, they may not change proportionally or may even change in opposite directions during a given period of time with the result that the adverse effect from an increase in short-term interest rates may not be offset to a significant extent by a favorable effect on prepayment experience and visa versa. Thus, the net effect of changes in short-term and mortgage interest rates may vary significantly between periods resulting in significant fluctuations in Net Cash Flows.

   Changes in interest rates also affect the Company's reinvestment income. See "Business -- Special Considerations -- Mortgage Asset Considerations -- Reinvestment Income and Expense Risks." Changes in interest rates after the Company acquires Mortgage Assets can result in a reduction in the value of such Mortgage Assets and could result in losses in the event of a sale.

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

Borrowing Risks

   Subject to the terms of the Company's Bylaws, the availability and cost of borrowings, various market conditions, restrictions that may be contained in the Company's financing arrangements from time to time and other factors, the Company may increase the amount of funds available to it with funds from borrowings including borrowings under loan agreements, repurchase agreements and other credit facilities. The Company's borrowings to date generally have been secured by Mortgage Assets owned by the Company. Any borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of existing collateral declines on a market value basis and may be due on demand or upon the occurrence of certain events. To the extent that borrowings bear variable interest rates, changes in short-term interest rates will significantly influence the cost of such borrowings and could result in losses in certain circumstances. See "Business -- Special Considerations -- Mortgage Asset Considerations -- Interest Rate Fluctuation Risks." The Company also may increase the amount of its available funds through the issuance of debt securities.

   If the Company pledges Mortgage Assets to secure borrowed funds and the cost of such borrowings increases to the extent that such cost exceeds the Net Cash Flows on such Mortgage Assets, such an increase would reduce Net Cash Flows and could result in losses in certain circumstances. No assurance can be given as to the cost or availability of any such borrowings which the Company may determine to incur. As of December 31, 1995, the Company's long-term debt represented by its Secured Notes (as described herein) totalled $7,819,000 or 42.38% of stockholders' equity.

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

Market Price of Common Stock

   The market price of the Company's Common Stock has been and may be expected to continue to be extremely sensitive to a wide variety of factors including the Company's operating results, dividend payments (if any), actual or perceived changes in short-term and mortgage interest rates and their relationship to each other, actual or perceived changes in mortgage prepayment rates, and any variation between the net yield on the Company's Mortgage Assets and prevailing market interest rates. Any actual or perceived unfavorable changes in the Company's operating results, or other factors resulting from the circumstances described herein or other circumstances, may adversely affect the market price of the Company's Common Stock.

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

Certain Consequences of REIT Status

   The Company is considering making an election to not be taxed as a REIT for federal income tax purposes. See "Business -- Introduction." To the extent the Company maintains its qualification as a

REIT for federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions to stockholders and the ownership of its stock. See "Business -- Federal Income Tax Considerations -- Status of the Company as a REIT" and "Qualification of the Company as a REIT." Among other things, these restrictions may limit the Company's ability to acquire certain types of assets that it otherwise would consider desirable, limit the ability of the Company to dispose of assets that it has held for less than four years if the disposition would result in gains exceeding specified amounts, limit the ability of the Company to engage in hedging transactions that could result in income exceeding specified amounts, and require the Company to make distributions to its stockholders at times that the Company may deem it more advantageous to utilize the funds available for distribution for other corporate purposes (such as the purchase of additional assets or the repayment of debt) or at times that the Company may not have funds readily available for distribution.

   The Company's operations from time to time may generate taxable income in excess of its net income for financial reporting purposes. The Company also may experience a situation in which its taxable income is in excess of the actual receipt of Net Cash Flows. See "Business -- Federal Income Tax Considerations -- Activities of the Company." To the extent that the Company does not otherwise have funds available, either situation may result in the Company's inability to distribute substantially all of its taxable income as required to maintain its REIT status. See "Business -- Federal Income Tax Considerations." The Company may be required to borrow funds to make the required distributions which could have the effect of reducing the yield to its stockholders, to sell a portion of its assets at times or for amounts that are not advantageous, or to distribute amounts that represent a return of capital which would reduce the equity of the Company. Currently, the Company has net operating losses ("NOL") and is allowed to offset those losses against most current taxable income. Thus, until the NOL has been used, the Company generally will not have to make dividend distributions.

   If the Company should not qualify as a REIT in any tax year, whether voluntarily or involuntarily, it would be taxed as a regular domestic corporation and, among other consequences, distributions to the Company's stockholders would not be deductible by the Company in computing its taxable income provided it had any taxable income after application of its NOL. Any such tax liability would reduce the amount of cash available for distributions to the Company's stockholders. See "Business -- Federal Income Tax Considerations." In addition, the unremedied failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for the four subsequent years. During any period that the Company was not a REIT, there would be no federal income tax restrictions on its activities.

Excess Inclusions

   The portion of any dividends paid by the Company and characterized as "excess inclusions" constitutes unrelated business taxable income to certain otherwise tax-exempt stockholders, will constitute a floor for the taxable income of stockholders not exempt from tax, and will not be eligible for any reduction (by treaty or otherwise) in the rate of income tax withholding in the case of nonresident alien stockholders. See "Business -- Federal Income Tax Considerations -- Tax Consequences of Common Stock Ownership -- Excess Inclusion Rule."

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

   On December 13, 1993, the Board of Directors approved the adoption of a program to repurchase up to 2,000,000 shares of the Company's Common Stock in open market conditions. The decision to repurchase shares pursuant to the program, and the timing and amount of such purchases, will be based upon market conditions then in effect and other corporate considerations. Through December 31, 1995, 15,200 shares of Common Stock have been repurchased under such program.

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

Qualification of The Company as a REIT

General

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

   Generally, the unremedied failure of the Company to be treated as a REIT for any taxable year could materially and adversely affect the stockholders as net income of the Company would be taxed at ordinary corporate rate (currently a maximum of 34 percent), and the Company would not receive a deduction for any dividends to the stockholders and thus cause a material reduction of the cash available for distribution to the stockholders as dividends.

   In order to maintain its qualification as a REIT for federal income tax purposes, the Company must continually satisfy certain tests with respect to the sources of its income, the nature and diversification of its assets, the amount of its distributions, and the ownership of the Company. The following is a summary discussion of those various tests.

Sources of Income

   The Company must satisfy three separate income tests for each taxable year with respect to which it intends to qualify as a REIT: (i) the 75% income test;
(ii) the 95% income test; and (iii) the 30% income test.

   Under the first test, at least 75% of the Company's gross income for the taxable year must be derived from certain qualifying real estate related sources. The 95% income test requires that at least 95% of the Company's gross income for the taxable year must be derived from the items of income that either qualify under the 75% test or are from certain other types of passive investments. Finally, the 30% income test requires the Company to derive less than 30% of its gross income for the taxable year from the sale or other disposition of (1) real property, including interests in real property and interests in mortgages on real property, held for less than four years, other than foreclosure property or property involuntarily converted through destruction, condemnation or similar events, (2) stock or securities or swap agreements held for less than one year, and (3) property in "prohibited transactions." A prohibited transaction is a sale or disposition of dealer property that is not foreclosure property or, under certain circumstances, a real estate asset held for at least four years.

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

   For so long as the Company intends to maintain its REIT election, the Company anticipates that its gross income will continue to consist principally of the income that satisfies the 75% income test. The composition and sources of the Company income should allow the Company to satisfy the income tests during each year of its existence. Certain short-term reinvestments, however, may generate qualifying income for purposes of the 95% income test but nonqualifying income for purposes of the 75% income test, and certain hedging transactions could give rise to income that, if excessive, could result in the Company's disqualification as a REIT for failing to satisfy the 30% income test, the 75% income test, and/or the 95% income test. The company intends to monitor its reinvestments and hedging transactions closely to attempt to avoid disqualification as a REIT.

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

   If the Company fails to satisfy the 75% asset test at the end of any quarter of its taxable year as a result of its acquisition of securities or other property during that quarter, the failure can be cured by a disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. The Company will take such action as may be required to cure any failure to satisfy the 75% asset test within 30 days after the close of any quarter The Company may not be able to cure any failure to satisfy the 75% asset test, however, if assets that the Company believes are qualifying assets for purposes of the 75% asset test are later determined to be nonqualifying assets.

Distributions

   Each taxable year, the Company must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT taxable income (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any excess noncash income (as determined under the Code).

   Generally, a distribution must be made in the taxable year to which it relates. A portion of the required distribution, however, may be made in the following year if certain guidelines are followed. Further, if the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax returns by the Internal Revenue Service ("IRS"), the Company may, if the deficiency is not due to fraud with intent to evade tax or a willful failure to file a timely tax return, retroactively cure the failure by paying a deficiency dividend to stockholders and certain interest and penalties to the IRS. The Company intends to make distributions to its stockholders on a basis that will allow the Company to satisfy the distribution requirement. In certain instances, however, the Company's pre-distribution taxable income may exceed its cash flow and the Company may have difficulty satisfying the distribution requirement. The Company intends to monitor closely the relationship between its pre-distribution taxable income and its cash flow. It is possible, although unlikely, that the Company may decide to terminate its REIT status as a result of any such cash shortfall. Such a termination would have adverse consequences to the stockholders. See "Business -- Federal Income Tax considerations -- Status of the Company as a REIT."

   The Company has a net operating loss carryforward for income taxes (the "NOL"). Under REIT tax rules, the Company is allowed to offset taxable income (except for Excess Inclusion Income) by the available NOL and thus, under most circumstances, is not currently required to make distributions to stockholders except for Excess Inclusion Income.

Ownership of the Company

   Shares of the Company's Common Stock must be held by a minimum of 100 persons for at least 335 days in each taxable year after the Company's first taxable year. Further, at no time during the second half of any taxable year after the Company's first taxable year may more than 50% of the Company's shares be owned, actually or constructively, by five or fewer individuals. To evidence compliance with these requirements, the Company is required to maintain records that disclose the actual ownership of its outstanding shares. Each year, in order to satisfy that requirement, the Company will demand written statements from record holders owning designated percentages of Common Stock disclosing, among other things, the identities of the actual owners of such shares. The Company's Articles of Incorporation contain repurchase provisions and transfer restrictions designed to prevent violation of the latter requirement. Therefore, the Company believes that its shares of Common Stock currently are owned by a sufficient number of unrelated persons to allow the Company to satisfy the ownership requirements for REIT qualification.

Taxation of the Company

   For any taxable year in which the Company qualifies and elects to be treated as a REIT under the Code, it generally will not be subject to federal income tax on that portion of its taxable income that is distributed to its stockholders in or with respect to that year. Regardless of distributions to stockholders, however, the Company may become subject to a tax on certain types of income.

   The Company uses the calendar year both for tax purposes and for financial reporting purposes. Due to the differences between tax accounting rules and generally accepted accounting principles, the Company's REIT Taxable Income will vary from its net income for financial reporting purposes.

Tax Consequences of Common Stock Ownership

   The federal income tax consequences of ownership in the Company's common is a complex matter and may vary depending on the income tax status of the stockholder. Accordingly, the following discussion is intended to be general in nature. Stockholders should consult their own tax advisors regarding the income tax considerations with respect to their investments in the Company.

Dividend Income

   Distributions to stockholders out of the Company's current or accumulated earnings and profits will be taxable as "portfolio income" in October, November or December of any calendar year and payable to stockholders of record as of a specified date prior to the end of the year, however, that dividend will be deemed to have been received by the stockholder on December 31 if the dividend is actually paid in January of the following calendar year.

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

   Distributions properly designated by the Company as "capital gain dividends" will be taxable to the stockholders as long-term capital gain, to the extent those dividends do not exceed the Company's actual net capital gain for the taxable year, without regard to the stockholder's holding period for his shares. The Company will notify stockholders after the close of its taxable year regarding the portions of the distributions that constitute ordinary income, return of capital and capital gain. The Company also will notify shareholders regarding their reported share of excess inclusion income. See "Excess Inclusion Rule" below.

Excess Inclusion Rule

   Ownership by the Company of residual interests in REMICs may adversely affect the federal income taxation of the Company and of certain stockholders to the extent those residual interests generate "excess inclusion income." The Company's excess inclusion income during a calendar quarter generally will equal the excess of its taxable income from residual interests in REMICs over its "daily accruals" with respect to those residual interests for the calendar quarter. The daily accruals are calculated by multiplying the adjusted issue price of the residual interest by 120 percent of the long-term federal interest rate in effect on the REMICs startup date. It is possible that the Company will have excess inclusion income without associated cash. In taxable years in which the Company has both a net operating loss and excess inclusion income it will still have to report a minimum amount of taxable income equal to its excess inclusion income. In order to maintain its REIT status, the Company will be required to distribute at least 95 percent of its taxable income, even if its taxable income is comprised exclusively of excess inclusion income and otherwise has a net operating loss.

   In general, each stockholder is required to treat the stockholder's allocable share of the portion of the Company's "excess inclusions" that is not taxable to the Company as an "excess inclusion" received by such stockholder. The portion of the Company's dividends that constitute excess inclusions typically will rise as the degree of leveraging of the Company's activities increase. Therefore, all or a portion of the dividends received by the stockholders may be excess inclusion income. Excess inclusion income will constitute unrelated business taxable income for tax-exempt entities and may not be used to offset deductions or net operating losses from other sources for most other taxpayers.

Tax-Exempt Organizations as Stockholders

   The Code requires a tax-exempt stockholder of the Company to treat as unrelated business taxable income its allocable share of the Company's excess inclusions. The Company is likely to receive excess inclusion income. See "Excess Inclusion Rule," above. The Company's Common Stock may not be held by tax-exempt entities which are not subject to tax on unrelated business taxable income.

Taxation of Foreign Stockholders

   Distributions of cash generated by the Company in its operations that are paid to foreign persons generally will be subject to United States withholding tax rate at a rate of 30 percent or at a lower rate if a foreign person can claim the benefit of a tax treaty. Notwithstanding the foregoing, distributions made to foreign stockholders will not be subject to treaty withholding reductions to the extent of their allocable shares of the portion of the Company's excess inclusions that are not taxable to the Company for the period under review. It is expected that the company will continue to have excess inclusions. Distributions to foreign persons of cash attributable to gain on the Company's sale or exchange of real properties, if any, generally will be subject to full United States taxation and withholding. If a foreign person holds more than five percent of the shares of the Company, gain from the sale of the person's shares could be subject to full United States taxation if the Company held any real property interests and was not a domestically controlled REIT.

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

State and Local Taxes

   The discussion herein concerns only the federal income tax treatment likely to be accorded the Company and its stockholders. No discussion has been provided regarding the state or local tax treatment of the Company and its stockholders. The state and local tax treatment may not conform to the federal income tax treatment described above and each investor should discuss such issues with his state and local tax advisor.

ITEM 2. PROPERTIES

   The principal executive offices of the Company are located at 5333 North Seventh Street, Suite 219, Phoenix, Arizona 85014, telephone (602) 265-8541.

ITEM 3. LEGAL PROCEEDINGS

   None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not Applicable.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's Common Stock is listed on the New York Stock Exchange under the symbol "HPX." The high and low sales prices of shares of the Common Stock on the New York Stock Exchange and the dividends per share paid by the Company for the periods indicated were as follows:

                                           Dividends
                          High     Low     Per Share
                        -------- ------- -------------
1995
     First quarter .....$1 3/4   $1          $  0
     Second quarter  ... 2 1/8    1 1/4         0
     Third quarter ..... 2 1/8    1 1/2         0
     Fourth quarter  ... 1 7/8    1 3/8       .03
1994
     First quarter ..... 1 1/2    1             0
     Second quarter  ... 1 1/2    1             0
     Third quarter ..... 1 1/2    1             0
     Fourth quarter  ... 1 3/8    1           .02

   On March 25, 1996, the closing sales price of the Common Stock of the Company on the New York Stock Exchange was $1 5/8 . On December 31, 1995, the Company had outstanding 9,716,517 shares of Common Stock which were held by approximately 700 stockholders of record. Based upon information available to the Company, the Company believes that there are approximately 6,000 beneficial owners of its Common Stock.

   So long as the Company elects to maintain its qualification as a REIT under the Code for any taxable year, the Company, among other things, must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT taxable income (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code less (iii) any excess non-cash income (as determined under the Code). The Company generally intends that the cash dividends paid each year to its stockholders will equal or exceed the Company's taxable income. The actual amount and timing of dividend payments, however, will be at the discretion of the Board of Directors and will depend upon the financial condition of the Company in addition to the requirements of the Code.

   The Company has accumulated a net operating loss carryforward, for income tax purposes, of approximately $57,000,000 as of December 31, 1995. This tax loss may be carried forward, with certain restrictions, for up to 14 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized, the Company will not be required to distribute dividends to its stockholders except to the extent of its "excess inclusion income." See "Business -- Federal Income Tax Considerations -- Taxation of Common Stock Ownership -- Excess Inclusion Income."

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

   Because the Company must distribute to its stockholders an amount equal to substantially all of its net taxable income (computed after taking into account any net operating loss carryforwards that are available) so long as it elects to qualify as a REIT, the Company may be required to distribute a portion of its working capital to its stockholders, borrow funds or sell assets to make required distributions in years in which the non-cash items of taxable income exceed the Company's non-cash expenses. In the event that the Company is unable to pay dividends equal to substantially all of its taxable income, it will not continue to qualify as a REIT.

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

   Provisions of the Company's Articles of Incorporation also are designed to prevent concentrated ownership of the Company which might jeopardize its qualification as a REIT under the Code. Among other things, these provisions provide (i) that any acquisition of shares that would result in the disqualification of the Company as a REIT under the Code will be void, and (ii) that in the event any person acquires, owns or is deemed, by operation of certain attribution rules set out in the Code, to own a number of shares in excess of 9.8% of the outstanding shares of the Company's Common Stock ("Excess Shares"), the Board of Directors, at its discretion, may redeem the Excess Shares. In addition, the Company may refuse to effectuate any transfer of Excess Shares and certain stockholders and proposed transferees of shares may be required to file an affidavit with the Company setting forth certain information relating, generally, to their ownership of the Company's Common Stock. These provisions may inhibit market activity and the resulting opportunity for the Company's stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of the Company's Common Stock in excess of the number of shares permitted under the Articles of Incorporation. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain (either alone or with others as a group) ownership of more than 9.8% of the outstanding shares of Common Stock. Investors seeking to acquire substantial holdings in the Company should be aware that this ownership limitation may be exceeded by a stockholder without any action on such stockholder's part if the number of outstanding shares of the Company's Common Stock is reduced. On December 13, 1993, the Board of Directors approved the adoption of a program to repurchase up to 2,000,000 shares of the Company's Common Stock in open market conditions. The decision to repurchase shares pursuant to the program, and the timing and amount of such purchases, will be based upon market conditions then in effect and other corporate considerations. As of December 31, 1995, 15,200 shares of common stock have been repurchased under such program.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing elsewhere herein. The data has been derived from the financial statements of the Company audited by Ernst & Young LLP, independent certified public accountants, as indicated by their report thereon as specified therein which also appears elsewhere herein.

                                                                 Years Ended December 31
                                          ----------------------------------------------------------
                                             1995       1994         1993         1992        1991
                                          --------- ----------- ------------ ------------ ----------
                                                      (In Thousands Except Per Share Data)
STATEMENT OF INCOME (LOSS) DATA:
Income (Loss) From Mortgage Assets  ......$ 3,564   $ (1,203)   $ (21,814)   $ (14,068)   $ 15,507
Interest Expense .........................    868      1,383        2,274        2,750       4,535
Other Expense (Hedging, Management,
General and Administrative) ..............  1,599      1,938        1,822        2,315       2,945
                                          --------- ----------- ------------ ------------ ----------
Income (Loss) Before Cumulative Effect of
Accounting Change ........................  1,097     (4,524)     (25,910)     (19,133)      8,027
Cumulative Effect of Accounting Change  ..     --         --       (6,078)          --          --
                                          --------- ----------- ------------ ------------ ----------
Net Income (Loss) ........................$ 1,097   $ (4,524)   $ (31,988)   $ (19,133)   $  8,027
                                          ========= =========== ============ ============ ==========
Income (Loss) Per Share Before Cumulative
Effect of Accounting Change ..............$   .11   $   (.47)   $   (2.66)   $   (1.93)   $    .81
Cumulative Effect of Accounting Change
Per Share ................................     --         --         (.63)          --          --
                                          --------- ----------- ------------ ------------ ----------
Net Income (Loss) Per Share ..............$   .11   $   (.47)   $   (3.29)   $   (1.93)   $    .81
                                          ========= =========== ============ ============ ==========
Dividends Per Share ......................$   .03   $    .02    $     .03    $     .40    $   1.70
                                          ========= =========== ============ ============ ==========

                                            At December 31,
                           -----------------------------------------------
                              1995      1994      1993     1992     1991
                           --------- --------- -------- -------- ---------
                                            (In Thousands)
BALANCE SHEET DATA:
Real Estate Loans .........$ 4,048  $  9,260  $    320 $     -- $      --
Residual Interests ........  5,457     7,654    17,735   66,768   112,988
Total Assets .............. 27,816    31,150    43,882   87,063   121,502
Long-Term Debt ............  7,819    11,783    19,926   31,000    16,450
Total Liabilities .........  9,368    13,508    21,505   32,357    43,462
Total Stockholders' Equity  18,448    17,642    22,377   54,706    78,040

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND INTEREST RATES AND OTHER INFORMATION

Results of Operations -- 1995 Compared to 1994

   The Company had net income of $1,097,000 or $.11 per share in 1995 compared to a net loss of $4,524,000 or $.47 per share in 1994.

   The Company's income from Mortgage Assets was $3,564,000 in 1995 compared to a loss of $1,203,000 in 1994. The above amounts include a net charge of $3,343,000 in 1994 to write down the Company's investments in several of its residual interests. There were no write-downs of residual interests in 1995.
See "Interest Rates and Prepayments."

   Interest income on real estate loans increased from $1,113,000 in 1994 to $1,618,000 in 1995 due to the expansion of the Company's real estate lending program. See "Liquidity, Capital Resources and Commitments."

   The Company's interest expense declined from $1,383,000 in 1994 to $868,000 in 1995 due to a reduction of the average aggregate long-term debt.

   General and administrative expenses in 1994 include $340,000 of legal and investment banking expenses related to merger negotiations with a privately held company which were subsequently terminated.

Results of Operations -- 1994 Compared to 1993

   The Company incurred a net loss of $4,524,000 or $.47 per share in 1994 compared to a net loss of $31,988,000 or $3.29 per share in 1993.

   The Company's loss from Mortgage Assets was $1,203,000 in 1994 compared to a loss of $21,814,000 in 1993. The above amounts include net charges of $3,343,000 in 1994 and $22,312,000 in 1993 to write down the Company's investments in several of its residual interests. Write-downs of residual interests declined in 1994 as compared to 1993 because of a decrease in the average balance of residual interests owned by the Company and a decline in projected prepayment rates. See "Interest Rates and Prepayments."

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

   Since December 1993, the Company has originated real estate loans secured by various first deeds of trust on real properties located in Arizona. The Company's loan program seeks higher returns by targeting loan opportunities to which the Company can respond on a more timely basis than traditional real estate lenders. At December 31, 1995, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans. The Company may, in the future, make loans on properties located outside of Arizona. At December 31, 1995 the Company's real estate loans outstanding total $4,048,000 and bear interest at 16%, payable monthly, with all principal due within one year.

   On December 17, 1992, a wholly owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 and by funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000, and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At December 31, 1995, $5,638,000 is held by the Note Trustee in the reserve and other funds under the Indenture.

   Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2 % commitment fee with interest payable monthly at prime plus 1/2 %. Such advances are to be secured by certain of the Company's real estate loans with the amount advanced equal to between 40% to 60% of the principal amount of the real estate loans pledged. Only real estate loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expires on May 5, 1996. Through December 31, 1995, the Company has not drawn upon the line of credit.

   As a real estate investment trust (REIT), the Company is not subject to income tax at the corporate level as long as it distributes 95% of its taxable income to its stockholders. At December 31, 1995, the Company has a net operating loss carryforward, for income tax purposes, of approximately $57,000,000. This tax loss may be carried forward, with certain restrictions, for up to 14 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized or expires, the Company will not be required to distribute dividends to its stockholders except for income that is deemed to be excess inclusion income.

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

   At December 31, 1995, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs is $36,550,000 in principal amount that pays interest based on LIBOR and $4,427,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related mortgage certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                                                  AT DEC. 31,
                          1995    1994    1993       1995
                        ------- ------- ------- -------------
           LIBOR ....... 6.00%   4.33%   3.22%      6.00%
           COFI ........ 4.96%   3.83%   4.16%      5.12%

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

   The Company's cash flow and return on investment from residual interests also is sensitive to prepayment rates on the mortgage certificates securing the CMOs and underlying the MPCs. In general, slower prepayment rates will tend to increase the cash flow and return on investment residual from interests. The rate of principal prepayments on mortgage certificates is influenced by a variety of economic, geographic, social and other factors. In general, prepayments of the mortgage certificates should increase when the current mortgage interest rates fall below the interest rates on the fixed rate mortgage loans underlying the mortgage certificates. Conversely, to the extent that then current mortgage interest rates exceed the interest rates on the mortgage loans underlying the mortgage certificates, prepayments of such mortgage certificates should decrease. Prepayment rates also may be affected by the geographic location of the mortgage loans underlying the mortgage certificates, conditions in mortgage loan, housing and financial markets, the assumability of the mortgage loans and general economic conditions. During 1994 and 1993 high prepayment rates resulted in the Company incurring net charges of $3,343,000 and $22,312,000, respectively, to write down its residual interests. Prepayment rates slowed in 1995 and there were no write-downs of residual interests.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

   The directors and executive officers of the Company are as follows:

        Name         Age                        Position(s) Held
- ------------------ ----- -------------------------------------------------------
Alan D. Hamberlin  47    Chairman of the Board of Directors, Director and Chief
                         Executive Officer
Jay R. Hoffman  ...41    Director, President, Secretary, Treasurer and Chief
                         Financial and Accounting Officer
Larry E. Cox ......47    Director
Mark A. McKinley  .49    Director
Gregory K. Norris  45    Director

   Alan D. Hamberlin has been a Director and Chief Executive Officer of the Company since its organization and Chairman of the Board of Directors of the Company since January 1990. Mr. Hamberlin also served as the President of the Company from its organization until September 1995. Mr Hamberlin served as the President and Chief Executive Officer of the managing general partner of the Company's former Manager. Mr. Hamberlin has been President of Courtland Homes, Inc. since July 1983. Mr. Hamberlin has served as a Director of American Southwest Financial Corporation and American Southwest Finance Co., Inc. since their organization in September 1982. Mr. Hamberlin also has served as a Director of American Southwest Affiliated Companies since its organization in March 1985 and of American Southwest Holdings, Inc. since August 1994.

   Jay R. Hoffman has been the President and a Director of the Company since September 1995 and the Secretary, Treasurer and Chief Financial and Accounting Officer of the Company since July 1988. Mr. Hoffman also served as the Vice President of the Company from July 1988 to September 1995. Mr. Hoffman, a certified public accountant, engaged in the practice of public accounting with Kenneth Leventhal & Company from March 1987 through June 1988 and with Arthur Andersen & Co. from June 1976 through March 1987.

   Larry E. Cox has been a Director of the Company since November 1995. Mr. Cox is currently the managing member of Taro Properties Arizona, L.L.C. and President of Taro Properties Arizona, Inc., land development and investment companies. Prior to that, Mr. Cox was Vice President of Forward Planning for A-M Homes, a residential homebuilder, from August 1989 to January 1992. Mr. Cox is also on the Community Relations Board of the Bank of Arizona.

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

   Messrs.  Cox,  McKinley  and  Norris  are  members  of  the  Company's  Audit
Committee.

   The Board of Directors held a total of ten meetings during the fiscal year ended December 31, 1995. One director was absent for one of the ten meetings. The Audit Committee met separately at one formal meeting during the year ended December 31, 1995. One director was absent for such Audit Committee meeting.

   All directors are elected at each annual meeting of the Company's stockholders for a term of one year, and hold office until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

   The Bylaws of the Company provide that, if the Company elects to be treated as a REIT, the majority of the members of the Board of Directors and of any committee of the Board of Directors will at all times be persons who are not "Affiliates" of "Advisors of the Company." An Advisor is defined in the Bylaws as a person or entity responsible for directing or performing the day to day business affairs of the Company, including a person or entity to which an Advisor subcontracts substantially all such functions. An "Affiliate" of another person is defined in the Bylaws to mean any person directly or indirectly owning, controlling or holding the power to vote 5% or more of the outstanding voting securities of such other person or of any person directly or indirectly controlling, controlled by or under common control with such other person; 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such other person; any person directly or indirectly controlling, controlled by or under common control with such other person; and any officer, director, partner or employee of such other person. The term "person" includes a natural person, a corporation, partnership, trust company or other entity.

   Vacancies occurring on the Board of Directors may be filled by the vote of a majority of the directors. If the Company seeks to remain qualified as a REIT, then any replacement of an Unaffiliated Director shall be nominated by a majority of any Unaffiliated Directors remaining on the Board of Directors. All transactions involving the Company in which an Advisor has an interest must be approved by a majority of the Unaffiliated Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

   The following table sets forth compensation received by the Company's Chief Executive Officer and its other executive officer for the Company's last three fiscal years ending December 31, 1995.

                          Summary Compensation Table


                                                                                      Long-term
                                                                                    Compensation
                                             Annual Compensation            ---------------------------
                                 ------------------------------------------   Restricted    Securities
                                                               Other Annual     Stock       Underlying      All Other
  Name and Principal Position             Salary     Bonus     Compensation     Awards   Options/SARS (#) Compensation
- ------------------------------- ------ ---------- ---------- -------------- ------------ --------------  --------------
Alan D. Hamberlin,              1995   $240,000   $    --       $ --             --          820,014         $ --
 Chairman and                   1994    250,000     2,100         --             --            4,642           --
 Chief Executive Officer        1993    250,000     4,100         --             --            5,439           --
Jay R. Hoffman, President,      1995   $183,000   $25,000       $ --             --            1,240         $ --
 Secretary, Treasurer and Chief 1994    175,000    15,000         --             --            1,216           --
 Accounting and Financial       1993    175,000        --         --             --            1,425           --
 Officer

   Officers and key personnel of the Company are eligible to receive stock options under the Company's stock option plan. Officers serve at the discretion of the Board of Directors.

Compensation of Directors

   The Company pays an annual director's fee to each Unaffiliated Director equal to $20,000, a fee of $1,000 for each meeting of the Board of Directors attended by each Unaffiliated Director and reimbursement of costs and expenses for attending such meetings. During 1995, the Unaffiliated Directors also accrued dividend equivalent rights, in the amounts of 932 with respect to Mr. McKinley, 228 with respect to Mr. Norris, and 200 with respect to Mr. Cox. The dividend equivalent rights accrued to Messrs. Hamberlin and Hoffman during 1994 are included in the table on options granted to the Company's executive officers below. In addition, the Company's Directors are eligible to participate in the Company's stock option plan described below.

   In addition, during 1995, Mr. Cox was granted 10,000 stock options at $1.50 per share under the Company's stock option plan. One-third of the options are currently exercisable, one-third become exercisable on December 13, 1996 and the remaining one-third become exercisable on December 13, 1997.

Employee Agreements

Hamberlin Employment and Stock Option Agreements

   In order to more closely align Alan D. Hamberlin's compensation with the interests of the Company's shareholders, the Company entered into an Employment Agreement with Mr. Hamberlin on December 21, 1995, which superseded the previous Employment Agreement that was to expire on April 30, 1996. The term of the Employment Agreement is for the period from December 21, 1995 through December 20, 1998. The Employment Agreement provides for the employment of Mr. Hamberlin as the chief executive officer of the Company and for Mr. Hamberlin to perform such duties and services as are customary for such a position. The Employment Agreement provides for Mr. Hamberlin to receive an annual base salary of $1.00. Mr. Hamberlin will not be entitled to any bonuses except as granted by the Board of Directors in its absolute sole discretion. In lieu of the annual base salary, the Company and Mr. Hamberlin entered into a Stock Option Agreement dated December 21, 1995 pursuant to which the Company granted an option to Mr. Hamberlin to purchase 750,000 shares of the Common Stock of the Company at $1.50 per share, which was the fair market value per share of the Common Stock on December 21, 1995. A corporation owned by Mr. Hamberlin also is entitled to the payment of $15,000 annually as reimbursement for expenses incurred by such company and providing support to Mr. Hamberlin in connection with the performance of his duties.

   The Employment Agreement terminates (a) upon the death or disability of Mr. Hamberlin, (b) by the Company for "Cause" (as defined in the Employment Agreement), (c) by mutual agreement following a "Change in Control" (as defined in the Employment Agreement) that is unanimously approved by a Board of Directors constituted entirely of the directors serving as of December 21, 1995 and/or new directors approved by such directors (a "Consented Termination") and
(d) upon the election of Mr. Hamberlin. Prior to a Change in Control, if the Employment Agreement terminates for any reason other than "Cause," Mr. Hamberlin will be entitled to his salary and fringe benefits through the date of termination. In addition, if the Stock Option Agreement has not been approved by the Company's shareholders as of the date of termination, Mr. Hamberlin will be entitled to certain phantom stock rights. As discussed below, the type of phantom stock rights to which he will be entitled will depend on the reason for the termination. If the Employment Agreement is terminated for Cause, Mr. Hamberlin will be entitled to his salary and fringe benefits through the date of termination but will have no further rights in the Stock Option Agreement or in any phantom stock rights. The Employment Agreement also provides that if a Change in Control occurs on or before December 20, 1998 that has not been unanimously approved by the Board as described in (c) of this paragraph (a "Non-Approved Change in Control") and if Mr. Hamberlin's employment has not been previously terminated, the Company will pay $500,000 to Mr. Hamberlin within 10 days of such Change in Control as well as maintain in full force and effect until December 20, 1998 all plans, programs or benefits provided to employees, including those plans, programs or benefits in which Mr. Hamberlin was entitled to participate immediately prior to the Change in Control. The Employment Agreement also provides that in the event that the Company declares a dividend through which all or substantially all of the assets of the Company are distributed to its shareholders (a "Liquidating Dividend"), then Mr. Hamberlin will receive a bonus in the amount of $20,833 multiplied by each full or partial month of that Mr. Hamberlin was employed by the Company since December 21, 1995.

   The Stock Option Agreement is subject to approval by the shareholders of the Company. Mr. Hamberlin has also been conditionally granted 750,000 phantom stock rights ("PSRs" or "SARs"). If approval of the Stock Option Agreement is not obtained (a) at the Company's shareholder meeting in which the Stock Option Agreement is the subject of a shareholder vote, (b) on or before December 20, 1998; (c) on or before a day prior to a Change in Control, or (d) on or before any date prior to the termination of the Employment Agreement (other than a termination of the Employment Agreement occurring as a result of termination of Mr. Hamberlin for cause), then on the earliest of the foregoing dates, the Stock Option Agreement will terminate and the PSRs granted to Mr. Hamberlin will become effective. PSRs vest according to the following schedule: (a) 200,000 of the PSRs vested on December 21, 1995; (b) 275,000 of the PSRs vest on December 21, 1996 provided Mr. Hamberlin is either employed by the Company on that date or has left employment pursuant to a Consented Termination; and (c) 275,000 of the PSRs vest on December 21, 1997 provided Mr. Hamberlin is either employed by the Company on that date or has left the employment of the Company pursuant to a Consented Termination. Notwithstanding the foregoing, all PSRs will vest upon a Non-Approved Change in Control or upon a termination of Mr. Hamberlin's employment (without his consent) by the Company for any reason other than death, disability or Cause. Once the PSRs have become effective, all or any portion of the vested PSRs may be exercised by Mr. Hamberlin upon written notice to the Company. In general, after a Consented Termination, the PSRs remain outstanding as if Mr. Hamberlin was still employed. Upon exercise of a PSR, the Company will immediately pay to Mr. Hamberlin for each PSR exercised cash in an amount equal to the excess of the fair market value of a share of the Common Stock of the Company on the date of exercise over $1.50, which was the fair market value of a share of the Common Stock of the Company on December 21, 1995. If Mr. Hamberlin dies or becomes disabled during his employment after the PSRs have become effective, but prior to the PSRs being exercised in full, the value of all unexercised PSRs which had vested prior to the date of death or disablement will be immediately paid to Mr. Hamberlin or his estate. If Mr. Hamberlin dies on or after the PSRs have become effective and after the termination of this employment pursuant to a Consented Termination, the value of all unexercised PSRs that had vested prior to the date of death will be paid to Mr. Hamberlin's estate.

   The Employment Agreement also provides that to the extent that the Company at any time declares and pays a dividend with respect to its Common Stock (other than a Liquidating Dividend), the Company will make a cash payment to Mr. Hamberlin in an amount equal to the number of PSR shares which have vested multiplied by the per-share dividend actually declared and paid with respect to the Company's Common Stock. To the extent that such dividends are declared prior to the effective date of the PSRs, such bonus will be paid on the effective date of the PSRs. All PSRs to the extent not previously exercised will terminate on December 20, 2000 or as earlier provided.

   On December 21, 1995, the Company and Mr. Hamberlin entered into a Stock Option Agreement pursuant to which the Company granted to Mr. Hamberlin an option to purchase 750,000 shares of the Company's Common Stock at a price of $1.50 per share, which was the fair market value of a share of the Company's Common Stock on the date of grant. The options were granted in lieu of Mr. Hamberlin receiving an annual base salary under his Employment Agreement and were not granted under the Company's Plan. Therefore, the Stock Option Agreement must be approved by the Company's shareholders before Mr. Hamberlin may exercise his options. The options vest according to the following schedule: (a) 200,000 of the options vested on December 21, 1995; (b) 275,000 of the options vest on December 21, 1996 provided Mr. Hamberlin is either employed by the Company on that date or has left employment pursuant to a "Consented Termination" as that term is defined in the Employment Agreement; and (c) 275,000 of the options vest on December 21, 1997 provided Mr. Hamberlin is either employed by the Company on that date or has left the employment of the Company pursuant to a Consented Termination. Notwithstanding the foregoing, all options will vest upon a Non-Approved Change in Control or upon a termination of Mr. Hamberlin's employment (without his consent) by the Company for any reason other than death, disability or cause. In addition, the options will vest in their entirety prior to any merger or consolidation in which the Company is not the surviving entity or any reverse merger in which the Company is the surviving entity. If Mr. Hamberlin's employment with the Company is terminated pursuant to the Employment Agreement upon the death or disablement of Mr. Hamberlin, the options that have previously vested shall be exercisable within one year or until the stated expiration date of the option, whichever occurs first. If Mr. Hamberlin dies after a Consented Termination, the options that have vested as of the date of death shall be exercisable within one year of such date of death or until the stated expiration date of the option, whichever occurs first. In all instances the options must be exercised on or before December 21, 2000. Mr. Hamberlin may pay the exercise price of an option in cash, by check, or by delivery of previously acquired shares of the Company's Common Stock. In the discretion of the Company, Mr. Hamberlin may be provided with the election to pay the exercise price by having the Company withhold, from the Common Stock otherwise issuable pursuant to the option, a portion of those shares of Common Stock with an aggregate fair market value equal to that portion of the exercise price designated by Mr. Hamberlin.

Hoffman Severance Agreement

   On September 1, 1995, the Company entered into a Severance Agreement with Jay
R. Hoffman pursuant to which, in the event a "Change in Control" (as defined in the Severence Agreement) occurs prior to August 30, 1996, Mr. Hoffman will be entitled to receive a severance bonus in an amount equal to Mr. Hoffman's annual salary.

Employee Benefit Plans

Stock Option Plan

   In May 1988, the Company's Board of Directors adopted a stock option plan (the "Plan") which was amended on July 18, 1990 to limit the redemption price available to optionholders as described below. Under the terms of the Plan, both qualified incentive stock options ("ISOs"), which are intended to meet the requirements of Section 422 of the Code, and non-qualified stock options may be granted. ISOs may be granted to the officers and key personnel of the Company. Non-qualified stock options may be granted to the Company's directors and key personnel. The purpose of the Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to others whose job performance affects the Company.

   The maximum number of shares of the Company's Common Stock which may be covered by options granted under the Plan is limited to 437,500. An option granted under the Plan may be exercised in full or in part at any time or from time to time during the term of the option, or provide for its exercise in stated installments at stated times during the term of the option. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. The optionholder may pay the exercise price in cash, bank cashier's check, or by delivery of previously acquired shares of Common Stock of the Company. No option may be granted under the Plan to any person who, assuming exercise of all options held by such person, would own directly or indirectly more than 9.8% of the total outstanding shares of Common Stock of the Company.

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

   The following table provides information on options and SARs granted to the Company's executive officers during 1995.

                    Option/SAR Grants in Last Fiscal Year


                                          Percentage of                                   Potential Realizable Value At
                                        Total Options/SARs                                Assumed Annual Rates Of Stock
                   Number of Securities     Granted to      Exercise                      Appreciation for Option Term
                        Underlying         Employees in       Price      Expiration       -----------------------------
       Name        Options/SARs Granted    Fiscal Year     (Per Share)      Date             0%        5%        10%
- ----------------- -------------------- ------------------ ----------- --------------      ------- ---------- ----------
Alan D. Hamberlin..      750,000(1)           91.3%         $  1.50       12/21/00        $   --   $310,000   $686,000
                          64,000(2)            7.8             1.50       12/13/00(4)         --     26,000     59,000
                           6,014(2)             .7                 (3)            (3)(4)   9,000     12,000     15,000
Jay R. Hoffman.....        1,240(2)             .1                 (3)            (3)(4)   1,800      2,000      3,000

- ----------
(1) Granted in lieu of cash compensation pursuant to the terms of Alan Hamberlin's three year Employment Agreement and the Stock Option Agreement. See "-- Employee Agreements -- Hamberlin Employment and Stock Option Agreements" for a description of Mr. Hamberlin's Employment Agreement and the Hamberlin Stock Option Agreement.
(2) All of such options are currently exercisable.
(3) Represent dividend equivalent rights earned in 1995. Such rights expire at the same time as the options on which they were earned, which expire at various dates between July 26, 1999 and February 6, 2002.
(4) Options are subject to earlier expiration upon an optionee's termination for cause or three months after any termination of employment.

   The following table provides information on options and SARs exercised in 1995 by the Company's executive officers and the value of such officer's unexercised options and SARs at December 31, 1995.

                      Fiscal Year End Option/SAR Values

                                                         Number of               Value of Unexercised
                                                 Unexercised Options/SARS    In-the-money Options/SARs at
                                                    At December 31, 1995         December 31, 1995($)(1)
                   Shares Acquired  Value At  ----------------------------- -----------------------------
       Name        On Exercise(#)  Exercise($)  Exercisable   Unexercisable   Exercisable   Unexercisable
- ----------------- --------------- ----------- ------------- --------------- ------------- ---------------
Alan D. Hamberlin         --        $ --        306,723       750,000         $159,000      $ --
Jay R. Hoffman  ..        --        $ --         63,269        --             $    --       $ --

- ----------
(1) Calculated  based  on the  closing  price  at  December  31,  1995 of  $1.50 multiplied by the number of applicable shares in the money (including dividend equivalent rights), less the total exercise price per share.

SEP-IRA

On June 27, 1991, the Company established a simplified employee pension-individual retirement account pursuant to Section 408(k) of the Code (the "SEP-IRA"). Annual contributions may be made by the Company under the SEP-IRA to employees. Such contributions will be excluded from each employee's gross income and will not exceed the lesser of 15% of such employee's compensation or $22,500. The Company did not make any contributions to the SEP-IRA during 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   At March 25, 1996, there were 9,716,517 shares of Common Stock outstanding. The table below sets forth, as of March 25, 1996, those persons known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, the number of shares of Common Stock beneficially owned by each director and executive officer of the Company and the number of shares beneficially owned by all of the Company's executive officers and directors as a group, which information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                                                    Number of
                                                               Shares Beneficially   Percent of
Name and Address of Beneficial Owner                                Owned(1)       Common Stock(2)
- ------------------------------------------------------------- ------------------- ---------------
Alan D. Hamberlin* ...........................................    344,623(3)         3.06%
Jay R. Hoffman* ..............................................     78,269(4)           **
Mark A. McKinley* ............................................     47,507(5)           **
Gregory K. Norris* ...........................................     11,651(5)           **
Larry E. Cox* ................................................      3,400(5)           **
All directors and executive officers as a group (five
 persons) ....................................................    485,450(6)         4.78%
5% Stockholders:
Ira Sochet
5701 Sunset Drive, Suite 315
South Miami, Florida 33143 ..................................     559,800            5.76%
The Intergroup Corporation
and Mr. John V. Winfield
2121 Avenue of the Stars, Suite 2020
Los Angeles, California 90067 ................................    859,000(7)         8.84%

- ----------
 * Each director and executive officer of the Company may be reached through the Company at 5333 North Seventh Street, Suite 219, Phoenix, Arizona
   85014.
** Less than 1% of the outstanding shares of Common Stock.
(1) Includes, where applicable, shares of Common Stock owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or the power of disposition.
(2) The percentages shown include the shares of Common Stock actually owned as of March 25, 1996 and the shares of Common Stock which the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock which the identified person or group had the right to acquire within 60 days of March 25, 1996 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(3) Includes 37,900 shares of Common Stock indirectly beneficially owned by Mr. Hamberlin through a partnership and 306,723 shares of Common Stock which Mr. Hamberlin had the right to acquire within 60 days of March 25, 1996 by the exercise of stock options (including dividend equivalent rights).
(4) Includes 15,000 shares of Common Stock owned by Mr. Hoffman and 63,269 shares of Common Stock which Mr. Hoffman had the right to acquire within 60 days of March 25, 1996 by the exercise of stock options (including dividend equivalent rights).
(5) All of such shares of Common Stock are shares which Mr. McKinley, Mr. Norris and Mr. Cox had the right to acquire within 60 days of March 25, 1996 by the exercise of stock options (including dividend equivalent rights).
(6) Includes 432,550 shares of Common Stock which such persons had the right to acquire within 60 days of March 25, 1996 by the exercise of stock options (including dividend equivalent rights).

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

   Other than options and dividend equivalent rights granted under the Company's stock option plan or under the Hamberlin Employment Agreement, there are no outstanding warrants, options or rights to purchase any shares of Common Stock of the Company, and no outstanding securities convertible into Common Stock of the Company.

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

   Counsel to the Company has furnished, and in the future may furnish, legal services to ASFS, ASFG and certain Issuers (including American Southwest Financial Corporation, American Southwest Finance Co., Inc. and Westam Mortgage Financial Corporation). There is a possibility that in the future the interests of certain of such parties may become adverse, and counsel may be precluded from representing one or all of such parties. If any situation arises in which the interests of the Company appear to be in conflict with those of ASFS, ASFG or any Issuer, additional counsel may be retained by one or more of the parties.

Certain Relationships

   Alan D. Hamberlin, the Chairman of the Board of Directors, and Chief Executive Officer of the Company, also is a director of American Southwest Financial Corporation, American Southwest Finance Co., Inc., American Southwest Affiliated Companies and American Southwest Holdings, Inc. and a member of the management committee of ASFG.

   Mr. Hamberlin directly and indirectly owns a total of 25% of the voting stock of American Southwest Holdings, Inc. American Southwest Holdings, Inc. directly or indirectly owns 100% of the voting stock of, among other entities, ASFS, American Southwest Financial Corporation and Westam Mortgage Financial Corporation. Mr. Hamberlin also directly and indirectly owns up to 25% of the capital interest held by the common members of ASFG and indirectly owns up to 25% of the capital interest of the preferred members of ASFG. See "Business -- The Subcontract Agreement."

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Exhibits

Exhibit
Number      Exhibit
- ----------- ----------------------------------------------------------------------------------------------
 3(a)       Amended and Restated Articles of Incorporation of the Registrant*
 3(b)       Amended and Restated Bylaws of the Registrant*****
 4          Specimen Certificate representing $.01 par value Common Stock*
            Subcontract Agreement between the Registrant and American Southwest Financial
10(a)       Services, Inc.*
10(b)       Form of Master Servicing Agreement*
10(c)       Form of Servicing Agreement*
10(d)       Stock Option Plan*
10(e)       Amendment to Stock Option Plan**
10(g)       Amended and Restated Employment Agreement and Addendum between the Registrant and Alan D. Hamberlin
10(h)       Stock Option Agreement between the Registrant and Alan D. Hamberlin
10(i)       Severance Agreement between the Registrant and Jay R. Hoffman
10(j)       Indenture  dated  as  of  December  1,  1992  between  EMIC  Finance Corporation,  as Note Issuer of the
            Secured Notes, and State Street Bank & Trust Company, as Note Trustee****
            Agreement and Certificate dated as of December 1, 1992 by Registrant for the benefit of the
10(k)       Note Trustee****
10(l)       Revolving Loan Agreement between the Registrant and Banc One*****
22          Subsidiaries of the Registrant***
23          Consent of Ernst & Young LLP
27          Financial Data Schedule

- ----------
    * Incorporated herein by reference to the Registrant's Registration Statement on Form S-11 (No. 33-22092) filed July 19, 1988 and declared effective on July 20, 1988.
   ** Incorporated  herein by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1990 filed March 31, 1991.
  *** Incorporated  herein by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1991 filed March 31, 1992.
 **** Incorporated  herein by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1992 filed March 30, 1993.
***** Incorporated herein by reference to Registrant's Form 10-Q for the quarter ended June 30, 1995 filed August 11, 1995.

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

   (c) Reports on Form 8-K:

     No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOMEPLEX MORTGAGE
                                        INVESTMENTS CORPORATION
Date: March 29, 1996
                                        By: /s/ ALAN D. HAMBERLIN
                                        ------------------------------
                                           Alan D. Hamberlin,
                                           Chairman of the Board of
                                           Directors and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                           Title                            Date
- --------------------- --------------------------------------------- ------------------
 /s/ ALAN D. HAMBERLIN  Chairman of the Board of Directors,
 ---------------------  Chief Executive Officer and Director
 Alan D. Hamberlin      (Principal Executive Officer)                 March 29, 1996

 /s/   JAY R. HOFFMAN
 ---------------------  Director, President, Secretary, Treasurer
 Jay R. Hoffman         and Chief Financial and Accounting Officer    March 29, 1996

 /s/  LARRY E. COX
 ---------------------
 Larry E. Cox           Director                                      March 29, 1996

 /s/ MARK A. MCKINLEY
 ---------------------
 Mark A. McKinley       Director                                      March 29, 1996

 /s/GREGORY K. NORRIS
 ---------------------
 Gregory K. Norris      Director                                      March 29, 1996

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                        INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Auditors ........................................F-2
Consolidated Balance Sheets as of December 31, 1995 and 1994  .........F-3
Consolidated Statements of Net Income (Loss) for the Years
 Ended December 31, 1995, 1994 and 1993 ...............................F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1995, 1994 and 1993 .....................................F-5
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1995, 1994 and 1993 .....................................F-6
Notes To Consolidated Financial Statements ............................F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Homeplex Mortgage Investments Corporation

   We have audited the accompanying consolidated balance sheets of Homplex Mortgage Investments Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of net income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeplex Mortgage Investments Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principals.

   As discussed in Note 4 to the consolidated financial statements, the Company changed its method for accounting for residual interests as of December 31, 1993.
                                         ERNST & YOUNG LLP


Phoenix, Arizona
February 13, 1996

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                As of December 31, 1995 and December 31, 1994
                 (Dollars in Thousands Except Per Share Data)

                                                                         1995       1994
                                                                     ---------- ----------
Assets
Real estate loans (Note 3) ..........................................$   4,048  $   9,260
Short-term investments (Note 2) .....................................    8,969         --
Funds held by Trustee (Note 5) ......................................    5,638      6,720
Residual interests (Note 4) .........................................    5,457      7,654
Cash and cash equivalents ...........................................    3,347      6,666
Other assets (Note 5) ...............................................      357        850
                                                                     ---------  ---------
Total Assets ........................................................$  27,816  $  31,150
                                                                     =========  =========
Liabilities
Long-term debt (Note 5) .............................................$   7,819  $  11,783
Accounts payable and other liabilities (Note 8) .....................    1,182      1,416
Dividend payable ....................................................      291        194
Accrued interest payable ............................................       76        115
                                                                     ---------  ---------
Total Liabilities ...................................................    9,368     13,508
                                                                     ---------  ---------
Stockholders' Equity
Common stock, par value $.01 per share; 50,000,000 shares
 authorized;
 issued and outstanding -- 9,875,655 shares (Note 8) ................       99         99
Additional paid-in capital ..........................................   84,046     84,046
Cumulative net loss .................................................  (23,757)   (24,854)
Cumulative dividends ................................................  (41,530)   (41,239)
Treasury stock -- 159,138 shares ....................................     (410)      (410)
                                                                     ---------  ---------
Total Stockholders' Equity ..........................................   18,448     17,642
                                                                     ---------  ---------
Total Liabilities and Stockholders' Equity ..........................$  27,816  $  31,150
                                                                     =========  =========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
             For the Years Ended December 31, 1995, 1994 and 1993
                 (Dollars in Thousands Except Per Share Data)

                                                      1995        1994         1993
                                                  ----------- ----------- ------------
Income (Loss) from Mortgage Assets
Interest income on real estate loans .............$    1,618 $     1,113 $         29
Income (loss) from residual interests (Note 4)  ..     1,283      (2,664)     (22,312)
Other income .....................................       663         348          469
                                                  ----------  ----------  -----------
                                                       3,564      (1,203)     (21,814)
                                                  ----------  ----------  -----------
Expenses
Interest .........................................       868       1,383        2,274
General, administration and other ................     1,599       1,938        1,822
                                                  ----------  ----------  -----------
Total Expenses ...................................     2,467       3,321        4,096
                                                  ----------  ----------  -----------
Net Income (Loss) Before Cumulative Effect of
 Accounting Change ...............................     1,097      (4,524)     (25,910)
Cumulative Effect of Accounting Change (Note 4)  .        --          --       (6,078)
                                                  ----------  ----------  -----------
Net Income (Loss) ................................$    1,097 $    (4,524) $   (31,988)
                                                  ==========  =========== ===========
Per Share Data
Net Income (Loss) Per Share Before Cumulative
 Effect of Accounting Change .....................$      .11 $      (.47) $     (2.66)
Cumulative Effect of Accounting Change Per Share         --          --          (.63)
                                                  ----------  ----------- -----------
Net Income (Loss) Per Share ......................$      .11 $      (.47) $     (3.29)
                                                  ==========  ==========  ===========
Dividends Declared Per Share .....................$      .03 $       .02 $        .03
                                                  ==========  ==========  ===========
Weighted Average Number of Shares of Common
 Stock and Common Stock Equivalents Outstanding  . 9,737,302   9,720,612    9,732,056
                                                  ==========  ==========  ===========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1995, 1994 and 1993
                            (Dollars in Thousands)

                                                    Additional   Cumulative
                                 Number      Par     Paid-in     Net Income   Cumulative   Treasury
                                of Shares   Value    Capital       (Loss)     Dividends     Stock      Total
                              ----------- ------- ------------ ------------ ------------ ---------- ----------
Balance at December 31, 1992  9,875,655   $ 99     $84,046      $  11,658    $(40,753)    $(344)     $  54,706
Treasury stock acquired --
 20,368 shares ...............  --          --      --              --             --       (49)           (49)
Net loss .....................  --          --      --            (31,988)         --        --        (31,988)
Dividend declared ............  --          --      --              --           (292)       --           (292)
                              ----------- ------- ------------ ------------ ------------ ---------- ----------
Balance at December 31, 1993  9,875,655     99      84,046        (20,330)    (41,045)     (393)        22,377
Treasury stock acquired --
 15,200 shares ...............  --          --      --              --             --       (17)           (17)
Net loss .....................  --          --      --             (4,524)         --        --         (4,524)
Dividend declared ............  --          --      --              --           (194)       --           (194)
                              ----------- ------- ------------ ------------ ------------ ---------- ----------
Balance at December 31, 1994  9,875,655     99      84,046        (24,854)    (41,239)     (410)        17,642
Net income ...................  --          --      --              1,097          --        --          1,097
Dividend declared ............  --          --      --              --           (291)       --           (291)
                              ----------- ------- ------------ ------------ ------------ ---------- ----------
Balance at December 31, 1995  9,875,655   $ 99    $84,046      $  (23,757)   $(41,530)    $(410)    $   18,448
                              =========== ======= ============ ============ ============ ========== ==========

See notes to consolidated financial statements.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1995, 1994 and 1993
                         Increase (Decrease) in Cash
                            (Dollars in Thousands)

                                                         1995       1994         1993
                                                      --------- ----------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................$  1,097  $ (4,524)   $ (31,988)
Adjustments  to reconcile  net income  (loss)
 to net cash  provided by (used in)
 operating activities:
(Increase) decrease in other assets ..................     390      (343)        (169)
Increase (decrease) in accounts payable
and other liabilities ................................    (234)      323         (129)
Amortization of debt costs ...........................     103       216          230
Increase (decrease) in accrued interest payable  .....     (39)      (79)          59
Net write-downs and non-cash losses on
residual interests ...................................      --     3,343       22,312
Amortization of hedging costs ........................      --        96          138
Cumulative effect of accounting change ...............      --        --        6,078
                                                      --------  --------    ----------
Net Cash Provided by (Used in) Operating Activities  .   1,317      (968)      (3,469)
                                                      --------  --------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on real estate loans  ....   9,114       670           --
Increase in short-term investments ...................  (8,969)       --           --
Real estate loans funded .............................  (3,902)   (9,610)        (320)
Amortization of residual interests ...................   2,197     6,738       20,643
(Increase) decrease in funds held by Trustee  ........   1,082     2,041       (3,631)
                                                      --------  --------    ---------
Net Cash Provided (Used in) by Investing Activities  .    (478)     (161)      16,692
                                                      --------   --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on long-term debt ............ (3,964)    (8,143)     (11,074)
Dividends paid .......................................   (194)      (292)         --
Repurchases of common stock, net of
common stock issuances ...............................     --        (17)         (49)
Capitalized debt costs ...............................     --         --          (25)
                                                      -------   --------    ---------
Net Cash Used in Financing Activities ................ (4,158)    (8,452)     (11,148)
                                                      -------   --------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents   (3,319)    (9,581)       2,075
Cash and Cash Equivalents at Beginning of Period  ....  6,666     16,247       14,172
                                                      -------   --------    ---------
Cash and Cash Equivalents at End of Period  ..........$ 3,347  $   6,666    $  16,247
                                                      =======   ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest ...............................$   804  $   1,246    $   2,103
                                                      =======   ========    =========

See notes to consolidated financial statements.

                   HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1995

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

Income Taxes

   The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code. As a REIT, the Company must distribute annually at least 95% of its taxable income to its stockholders. The $.03 dividend declared in 1993 consisted of $.0276 of ordinary income and $.0024 of return of capital; the $.02 dividend declared in 1994 consisted of $.0142 of ordinary income and $.0058 of return of capital, and the $.03 dividend declared in 1995 was all ordinary income to the recipients for federal income tax purposes.

   At December 31, 1995, the Company has available, for income tax purposes, a net operating loss carryforward of approximately $57,000,000. Such loss may be carried forward, with certain restrictions, for up to 14 years to offset future taxable income, if any. Until the tax loss carryforward is fully utilized or expires, the Company will not be required to pay dividends to its stockholders except for income that is deemed to be excess inclusion income.

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

Amortization of Hedging

   The cost of the Company's LIBOR ceiling rate agreements (see Note 7) was amortized using the straight-line method over the life of the agreements. Other expense includes $96,000 and $138,000, respectively, related to amortization of hedging costs for the years ended December 31, 1994 and 1993.

Net Income (Loss) Per Share

   Primary net income (loss) per share is calculated using the weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of dilutive stock options. Net income (loss) per share is the same for both primary and fully diluted calculations.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                              December 31, 1995

Short-Term Investments

   At December 31, 1995, short-term investments consist of a Treasury Bill with a face amount of $9,000,000, maturity date of January 25, 1996 and an estimated yield to maturity of 5.30%.

Reclassification

   Certain balances in the prior year have been reclassified to conform to the current year's presentation.

NOTE 3 -- REAL ESTATE LOANS

   The following is a summary of real estate loans at December 31, 1995:

                                    Interest                Payment                  Principal and
            Description               Rate                   Terms                  Carrying Amount(1)
- --------------------------------- ---------- ------------------------------------ -----------------
First Deed of Trust on 41 acres      16%     Interest only monthly, principal due       $1,278,000
 of land in Gilbert, Arizona.                October 18, 1996; may be extended
                                             for one year under certain terms and
                                             conditions.


First Deed of Trust on 33 acres      16%    Interest only monthly, principal due         2,272,000
 of land in Tempe, Arizona.                 November 21, 1995; extended for one
                                            year on November 21, 1995 under the
                                            same terms and conditions.

First Deed of Trust on 21.4 acres    16%    Interest only monthly, principal due           498,000
 of land in Tempe, Arizona.                 January 6, 1996; extended for six
                                            months on January 6, 1996 under the
                                            same terms and conditions.            -----------------
                                                                                       $ 4,048,000
                                                                                  =================

- --------
(1) Also represents cost for federal income tax purposes.

   Each of the preceding loans was current as of December 31, 1995. The following summarizes real estate loan activity for 1995 and 1994:

                                   1995          1994
                              ------------- ------------
Balance at beginning of year  $ 9,260,000  $   320,000
Real estate loans funded  ....  3,902,000    9,610,000
Principal repayments ......... (9,114,000)    (670,000)
                              ------------- ------------
Balance at end of year .......$ 4,048,000  $ 9,260,000
                              ============= ============

   At December 31, 1995, all of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                              December 31, 1995

NOTE 4 -- RESIDUAL INTERESTS

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

   Prior to December 31, 1993, the Company accounted for its investment in these five REMICs using the equity method of accounting. Accordingly, the Company consolidated the financial statements of the REMICs in its financial statements and included the respective REMICs income or loss in its consolidated statement of net income (loss). In the event the undiscounted estimated future net cash flows from the residual interest were less than the Company's financial reporting basis, the residual interest was considered to be impaired and the Company established a reserve for the difference. The reserves were then amortized to income as the loss actually occurred.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                              December 31, 1995

   Effective December 31, 1993, the Company adopted the prospective net level yield method with respect to these investments. The cumulative effect of the change of $6,078,000 was recorded as of December 31, 1993. Income for the years ended December 31, 1995 and 1994 has been determined using the prospective net level yield method. The following summarizes the Company's combined loss from these five REMICs for the year ended December 31, 1993 (in thousands) prior to the cumulative effect of the change in accounting principle:

Interest income, including amortization of mortgage premium
 or discount, and reinvestment income from mortgage
 collateral ..................................................$ 57,029
CMO interest, including amortization of debt discount, and
 administration expense ...................................... (69,076)
Write-down of investment to estimated undiscounted cash
 flows, net of amortization ..................................  (2,320)
                                                              ----------
Loss from residual interest certificates .....................$(14,367)
                                                              ==========

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

   The following summarizes the Company's investment in residual interests at December 31, 1995:

                           Type Of              Company's   Company's Percentage
Series                   Investments          Amortized Cost     Ownership
- -------------- ----------------------------- -------------- --------------------
                                              (In Thousands)
Westam 1       Residual Interest Certificate      $  703         100.00%
Westam 3       Residual Interest Certificate          30         100.00%
Westam 5       Residual Interest Certificate         204         100.00%
Westam 6       Residual Interest Certificate          12         100.00%
ASW 65         Residual Interest Certificate       2,521         100.00%
FHLMC 17       Interest in MPCs                      140         100.00%
FNMA 1988-24   Interest in MPCs                    1,220          20.20%
FNMA 1988-25   Interest in MPCs                      627          45.07%
                                                  ------
                                                  $5,457
                                                  ======

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                              December 31, 1995

   The  following  summarizes  the  Company's   proportionate  interest  in  the
aggregate assets and liabilities of the eight residual interests at December 31, 1995 (in thousands):

Assets:
Outstanding Principal Balance of Mortgage Certificates $ 357,084
Funds Held By Trustee and Accrued Interest Receivable      9,913
                                                       ---------
                                                       $ 366,997
                                                       =========
Range of Stated Coupon of Mortgage Certificates  ......9.0% - 10.5%

Liabilities:
Outstanding Principal Balance of CMOs and MPCs:
Fixed Rate ............................................$ 320,238
Floating Rate -- LIBOR Based ..........................   36,550
Floating Rate -- COFI Based ...........................    4,427
                                                       ---------
    Total .............................................  361,215
Accrued Interest Payable ..............................    2,441
                                                       ---------
                                                       $ 363,656
                                                       =========
Range of Stated Interest Rates on CMOs and MPCs  ......0% to 9.9%

   The average LIBOR and COFI rates used to determine income from residual interests were as follows:

                1995    1994    1993   AT DEC. 31, 1995
              ------- ------- ------- ----------------
     LIBOR ....6.00%   4.33%   3.22%       6.00%
     COFI .....4.96%   3.83%   4.16%       5.12%

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

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                              December 31, 1995

   In May 1993 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 is applicable to debt securities including investments in REMIC residual interests and requires all investments to be classified into one of three categories: held to maturity, available for sale, or trading. The Company acquired its residual interests without the intention to resell the assets. The Company has both the intent and ability to hold these investments to maturity and believes these investments meet the "held to maturity" criteria of SFAS No. 115. Under SFAS No. 115, if a residual interest is determined to have other than temporary impairment, the residual interest is written down to fair value. For the years ended December 31, 1994 and 1993, the Company incurred net charges of $3,343,000 and $22,312,000, respectively, to write down its residual interests. There were no charges for the year ended December 31, 1995.

   At December 31, 1995, the estimated prospective net level yield of the Company's residual interests, in the aggregate, is 23% without early redemptions or terminations being considered and 57% if early redemptions or terminations are considered. At December 31, 1995, the estimated fair value of the Company's residual interests, in the aggregate, approximates the Company's aggregate carrying value.

   The projected yield and estimated fair value of the Company's residual interests are based on prepayment and interest rate assumptions at December 31, 1995. There will be differences, which may be material, between the projected yield and the actual yield and the fair value of the residual interests may change significantly over time.

NOTE 5 -- LONG-TERM DEBT

   On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. In connection with the financing, the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the life of the financing. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At December 31, 1995, Funds held by Trustee consists of $5,122,000 in the reserve fund and $516,000 of other funds pledged under the Indenture.

NOTE 6 -- SHORT-TERM BORROWINGS

   Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2 % commitment fee with interest payable monthly at prime plus 1/2 %. Such advances are to be secured by certain of the Company's real estate loans with the amount advanced equal to between 40% to 60% of the principal amount of the real estate loans pledged. Only real estate loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expires on May 5, 1996. Through December 31, 1995, the Company has not drawn upon the line of credit.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                              December 31, 1995

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

NOTE 8 -- COMMON STOCK AND STOCK OPTIONS

   The Company has a Stock Option Plan which is administered by the Board of Directors. The plan provides for qualified stock options which may be granted to key personnel of the Company and non- qualified stock options which may be granted to the Directors and key personnel of the Company. The purpose of the plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel whose job performance affects the Company.

   Options to acquire a maximum (excluding dividend equivalent rights) of 437,500 shares of the Company's common stock may be granted under the plan. The exercise price may not be less than the fair market value of the common stock at the date of grant. The options expire ten years after date of grant.

   Optionholders also receive, at no additional cost, dividend equivalent rights which entitle them to receive, upon exercise of the options, additional shares calculated based on the dividends declared during the period from the grant date to the exercise date. At December 31, 1995 accounts payable and other liabilities in the accompanying consolidated balance sheets, include approximately $850,000 related to the Company's granting of dividend equivalent rights. This liability will remain in the accompanying consolidated balance sheets until the options to which the dividend equivalent rights relate are exercised, cancelled or expire.

   Under the plan, an exercising optionholder also has the right to require the Company to purchase some or all of the optionholder's shares of the Company's common stock. That redemption right is exercisable by the optionholder only with respect to shares (including the related dividend equivalent rights) that the optionholder has acquired by exercise of an option under the Plan. Furthermore, the optionholder can only exercise his redemption rights within six months from the last to expire of (i) the two year period commencing with the grant date of an option, (ii) the one year period commencing with the exercise date of an option, or (iii) any restriction period on the optionholder's transfer of the shares of common stock he acquires through exercise of his option. The price for any shares repurchased as a result of an optionholder's exercise of his redemption right is the lesser of the book value of those shares at the time of redemption or the fair market value of the shares on the original date the options were exercised. During 1993, 20,368 shares were repurchased by the Company in connection with this provision of the plan. For the year ended December 31, 1993 approximately $66,000 related to the repurchase of the shares is included in general and administrative expenses in the accompanying consolidated statements of net income (loss).

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                              December 31, 1995

   The following summarizes stock option activity under the Stock Option Plan:

 For The Years Ended December 31,                           1995     1994      1993
- -------------------------------------------------------- -------- --------- ---------
Options granted ......................................... 74,000    --            --
Exercise price per share of options granted .............$  1.50  $ --      $     --
Dividend equivalent rights granted ......................  8,728  7,779        9,115
Options cancelled (including dividend equivalent rights)  34,273    --            --
Options exercised (including dividend equivalent rights)      --    --            --
Exercise price per share of options exercised
 (excluding dividend equivalent rights) .................$    --  $ --      $     --

AT DECEMBER 31,                                                  1995          1994
                                                                 ----          ----
Options outstanding ............................................285,769      231,769
Dividend equivalent rights outstanding .........................159,408      164,953
                                                               ---------   ---------
Total options and dividend equivalent rights outstanding  ......445,177      396,722
                                                               =========   =========

   At December 31, 1995, 438,376 of the options, including dividend equivalent rights, were exercisable at effective exercise prices ranging from $1.22 per share to $4.48 per share. At December 31, 1995 and 1994, 357 and 54,357 common shares, respectively, were reserved for future grants.

   Additionally, in December 1995, in connection with the renegotiation of the Chief Executive Officer's Employment Agreement, the Company replaced his annual salary of $250,000 plus bonus with 750,000 of non-qualified stock options which vest over the three year term of the new Employment Agreement. The exercise price of the options is $1.50 per share which was equal to the closing market price of the common stock on grant date. As of December 31, 1995, 200,000 of the options were vested, with 275,000 vesting in 1996 and the remaining 275,000 vesting in 1997. The options will immediately vest upon a change in control, as defined. The options will expire in December 2000. These stock options are subject to stockholder approval. In the event the stock options are not approved by the stockholders, the Employment Agreement provides that the options will be converted into phantom stock rights (PSRs). Such PSRs have the same vesting provisions, exercise price and expiration date as the related stock options, except that upon exercise of a PSR no stock is actually issued. Instead, the Company will make a cash payment to the holder equal to the difference between the market value of the stock on the exercise date and the exercise price of $1.50 per share. The PSRs, also, provide that the holder will receive payments equal to the product of the per share dividend amount times the number of PSRs outstanding.

NOTE 9 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instruments is made in accordance with requirements of SFAS No. 107, "Disclosures about Fair Values of Financial Instruments". Although management uses its best judgement in estimating the fair value of these instruments, there are inherent limitations in any estimation technique and the estimates are thus not necessarily indicative of the amounts which the Company could realize on a current transaction.

   The following describes the significant assumptions underlying the estimates of fair value.

    (a) Real Estate Loans -- The Company's real estate loans are all short-term (one year or less) and considered to be fully collectible. The terms and conditions of such loans are the same as would be used by the Company to fund similar type loans at December 31, 1995. As such, fair value approximates cost.

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                              December 31, 1995

    (b) Short-term Investments -- Short-Term Investments consist of a Treasury Bill with a fair value that approximates cost.

    (c) Cash And Cash Equivalents/funds Held By Trustee -- Cash and cash equivalents and funds held by Trustee consist of demand deposits and liquid money market funds with fair value approximating cost.

    (d) Residual Interests -- Residual Interests and their fair value are described in Note 4 to the financial statements.

    (e) Fair Value/long Term Debt -- The estimated fair value of the Company's long-term debt is estimated to be its carrying value at December 31, 1995 plus the prepayment penalty the Company would be required to make to repay the debt in its entirety prior to its scheduled maturity.

   Based on these assumptions the Company estimates the fair value of its financial instruments at December 31, 1995 to be as follows (in thousands):

                             CARRYING   ESTIMATED
                              AMOUNT    FAIR VALUE
                           ---------- ------------
Real Estate Loans .........$ 4,048   $  4,048
Short-term Investments  ...  8,969      8,969
Funds held by Trustee  ....  5,638      5,638
Residual Interests ........  5,457      5,457
Cash and Cash Equivalents    3,347      3,347
Long-term Debt ............ (7,819)    (8,001)

                  HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                              December 31, 1995


NOTE 10 -- QUARTERLY FINANCIAL DATA (Unaudited)
                   (In Thousands Except Per Share Amounts)

                               Net Income
                    Net          (Loss)       Dividends
               Income (Loss)    Per Share     Per Share
              ------------- --------------- -----------
1993
- ----
First ........   $(10,824)     $ (1.11)        $  --
Second .......     (8,148)        (.84)           --
Third ........     (4,050)        (.42)           --
Fourth (1)  ..     (8,966)        (.93)          .03

1994
- ----
First ........   $   (675)      $ (.07)        $  --
Second .......     (1,094)        (.11)           --
Third ........        409          .04            --
Fourth (2)  ..     (3,164)        (.33)          .02

1995
- ----
First ........   $    462       $  .05         $  --
Second .......        335          .03            --
Third ........         58          .01            --
Fourth .......        242          .02           .03

- ----------
(1) Net loss in the fourth quarter of 1993 includes a charge of $6,078,000 or $.63 per share, for the cumulative effect of an accounting change.

(2) Net loss in the fourth quarter of 1994 includes a charge of $3,212,000, or $.33 per share, to record impaired residual interests at fair market value.