Form 10-Q
period 1996-03-31
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1996-05-08
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

As of May 7, 1996; 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding.
================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1  Financial Statements


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   As Of March 31, 1996 and December 31, 1995
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)



                                                         March 31,     Dec.  31,
                                                           1996          1995
                                                         --------      --------
ASSETS

Real estate loans ..................................     $  3,599      $  4,048
Short-term investments .............................        9,082         8,969
Funds held by Trustee ..............................        5,249         5,638
Residual interests .................................        4,985         5,457
Cash and cash equivalents ..........................        3,091         3,347
Other assets .......................................          517           357
                                                         --------      --------

Total Assets .......................................     $ 26,523      $ 27,816
                                                         ========      ========


LIABILITIES

Long-term debt .....................................     $  6,828      $  7,819
Accounts payable and other liabilities .............        1,097         1,182
Accrued interest payable ...........................           66            76
Dividend payable ...................................         --             291
                                                         --------      --------

Total Liabilities ..................................        7,991         9,368
                                                         --------      --------

Contingencies


STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share;
  50,000,000 shares authorized;
  issued and outstanding - 9,875,655 shares ........           99            99
Additional paid-in capital .........................       84,046        84,046
Cumulative net loss ................................      (23,673)      (23,757)
Cumulative dividends ...............................      (41,530)      (41,530)
Treasury stock - 159,138 shares ....................         (410)         (410)
                                                         --------      --------

Total Stockholders' Equity .........................       18,532        18,448
                                                         --------      --------

Total Liabilities and Stockholders' Equity .........     $ 26,523      $ 27,816
                                                         ========      ========

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF NET INCOME
               For The Three Months Ended March 31, 1996 and 1995
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)

                                                            1996         1995
                                                         ----------   ----------
INCOME

Interest income on real estate loans .................   $      190   $      575
Income  from residual interests ......................          248          415
Other income .........................................          196          113
                                                         ----------   ----------

Total Income .........................................          634        1,103
                                                         ----------   ----------


EXPENSES

Interest .............................................          162          250
General, administrative and other ....................          388          391
                                                         ----------   ----------

Total Expenses .......................................          550          641
                                                         ----------   ----------

Net Income ...........................................   $       84   $      462
                                                         ==========   ==========


SHARE DATA

Net Income Per Share .................................   $      .01   $      .05
                                                         ==========   ==========

Weighted Average Number Of Shares Of Common Stock
  And Common Stock Equivalents Outstanding ...........    9,819,354    9,725,490
                                                         ==========   ==========

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For The Three Months Ended March 31, 1996
                             (Dollars In Thousands)
                                   (Unaudited)


                                                       Additional  Cumulative
                                Number        Par       Paid-In    Net Income   Cumulative   Treasury
                               Of Shares     Value      Capital      (Loss)     Dividends      Stock         Total
                               ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1995   9,875,655   $      99   $  84,046   $ (23,757)   $ (41,530)   $    (410)   $  18,448

Net income .................        --          --          --            84         --           --             84
                               ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at March 31, 1996 ..   9,875,655   $      99   $  84,046   $ (23,673)   $ (41,530)   $    (410)   $  18,532
                               =========   =========   =========   =========    =========    =========    =========

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1996 and 1995
                           Increase (Decrease) In Cash
                             (Dollars In Thousands)
                                   (Unaudited)




                                                               1996       1995
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ...............................................   $    84    $   462
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   (Increase) decrease in other assets ...................      (179)        42
   Decrease in accounts payable and other liabilities ....       (85)       (10)
   Amortization of debt costs ............................        19         30
   Decrease in accrued interest payable ..................       (10)       (10)
                                                             -------    -------

Net Cash Provided By (Used In) Operating Activities ......      (171)       514
                                                             -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal payments received on real estate loans .........       499       --
Amortization of residual interests .......................       472        553
Decrease in funds held by Trustee ........................       389        209
Increase in short-term investments .......................      (113)      --
Real estate loans funded .................................       (50)    (2,039)
                                                             -------    -------

Net Cash Provided By (Used In) Investing Activities ......     1,197     (1,277)
                                                             -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on long-term debt ................      (991)      (991)
Dividends paid ...........................................      (291)      (194)
                                                             -------    -------

Net Cash Used In Financing Activities ....................    (1,282)    (1,185)
                                                             -------    -------

Net Decrease In Cash .....................................      (256)    (1,948)

Cash And Cash Equivalents At Beginning Of Period .........     3,347      6,666
                                                             -------    -------

Cash And Cash Equivalents At End Of Period ...............   $ 3,091    $ 4,718
                                                             =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest ...................................   $   153    $   230
                                                             =======    =======
See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

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

       The accompanying interim financial statements do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1995 financial statements and notes thereto.


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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

       Cash and Cash Equivalents

       Cash and cash equivalents include demand deposits and certificates of deposit with maturities of less than three months.

       Net Income Per Share

       Primary net income per share is calculated using the weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of dilutive stock options. Net income per share is the same for both primary and fully diluted calculations.

       Short-Term Investments

       At March 31, 1996, short-term investments consist of a Treasury Bill with a face amount of $9,129,000, maturity date of May 9, 1996 and an estimated yield to maturity of 5.00%.


NOTE 3 - REAL ESTATE LOANS

       The following is a summary of real estate loans at March 31, 1996:

                              Interest              Payment                   Principal and
       Description              Rate                 Terms                 Carrying Amount (1)
       -----------            --------  -----------------------------      -------------------
First Deed of Trust on          16%     Interest only monthly, principal        $ 1,327,000
41 acres of land in Gilbert,            due October 18, 1996; may be
Arizona.                                extended for one year under cer-
                                        tain terms and conditions.

First Deed of Trust on          16%     Interest only monthly, principal          2,272,000
33 acres of land in                     due November 21, 1995; extended
Tempe, Arizona.                         for one year on November 21,
                                        1995 under the same terms and
                                        conditions.
                                                                                -----------
                                                                                $ 3,599,000
                                                                                ===========

- ------------------------------------
(1) Also represents cost for federal income tax purposes.

       At March 31, 1996, both of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1996
                                   (Unaudited)

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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1996
                                   (Unaudited)

that are determined monthly based on LIBOR or based on the Monthly Weighted Average Cost of Funds (COFI) for Eleventh District Savings Institutions as published by the Federal Home Loan Bank of San Francisco, subject to specified maximum interest rates.

       The following summarizes the Company's investment in residual interests at March 31, 1996:

                      Type Of                  Company's    Company's Percentage
Series              Investments              Amortized Cost      Ownership
- ------              -----------              --------------      ---------
                                             (In Thousands)

Westam 1      Residual Interest Certificate     $  600             100.00%
Westam 3      Residual Interest Certificate         30             100.00%
Westam 5      Residual Interest Certificate        183             100.00%
Westam 6      Residual Interest Certificate         11             100.00%
ASW 65        Residual Interest Certificate      2,357             100.00%
FHLMC 17      Interest in MPCs                     125             100.00%
FNMA 1988-24  Interest in MPCs                   1,095              20.20%
FNMA 1988-25  Interest in MPCs                     584              45.07%
                                                ------
                                                $4,985
                                                ======

       The following summarizes the Company's proportionate interest in the aggregate assets and liabilities of the eight residual interests at March 31, 1996 (in thousands):

Assets:
       Outstanding Principal Balance of Mortgage Certificates.....    $ 336,377
       Funds Held By Trustee and Accrued Interest Receivable......       11,036
                                                                      ---------
                                                                      $ 347,413
                                                                      =========
       Range of Stated Coupon of Mortgage Certificates............    9.0%-10.5%

Liabilities:
       Outstanding Principal Balance of CMOs and MPCs:
         Fixed Rate    ...........................................    $ 304,704
         Floating Rate - LIBOR Based..............................       32,966
         Floating Rate - COFI Based...............................        4,100
                                                                      ---------
                       Total......................................      341,770

       Accrued Interest Payable...................................        2,310
                                                                      ---------
                                                                      $ 344,080
                                                                      =========
       Range of Stated Interest Rates on CMOs and MPCs............    0% to 9.9%

       The average LIBOR and COFI rates used to determine income from residual interests were as follows:

                    Three Months Ended
                        March 31,                  At March 31, 1996
                     ----------------             -------------------
                     1996     1995
                     ----     ----
LIBOR............... 5.50%    6.06%                    5.31%
COFI................ 5.07%    4.57%                    4.98%

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1996
                                   (Unaudited)

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

       At March 31, 1996, the estimated prospective net level yield of the Company's residual interests, in the aggregate, is 28% without early redemptions or terminations being considered and 72% if early redemptions or terminations are considered. At March 31, 1996, the estimated fair value of the Company's residual interests, in the aggregate, approximates the Company's aggregate carrying value.

       The projected yield and estimated fair value of the Company's residual interests are based on prepayment and interest rate assumptions at March 31, 1996. There will be differences, which may be material, between the projected yield and the actual yield and the fair value of the residual interests may change significantly over time.


NOTE 5 - LONG-TERM DEBT

       On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. In connection with the financing, the Company paid fees of $635,000 which are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the life of the financing. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1996
                                   (Unaudited)

fund, which has a specified maximum balance of $7,750,000, is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the Company. At March 31, 1996, Funds held by Trustee consists of $4,781,000 in the reserve fund and $468,000 of other funds pledged under the Indenture.

NOTE 6 - SHORT-TERM BORROWINGS

       Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2% commitment fee with interest payable monthly at prime plus 1/2%. Such advances are to be secured by certain of the Company's real estate loans with the amount advanced equal to between 40% to 60% of the principal amount of the real estate loans pledged. Only real estate loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expired on May 5, 1996. Through March 31, 1996, the Company had not drawn upon the line of credit.

NOTE 7 - COMMON STOCK AND STOCK OPTIONS

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

       Optionholders also receive, at no additional cost, dividend equivalent rights which entitle them to receive, upon exercise of the options, additional shares calculated based on the dividends declared during the period from the grant date to the exercise date. At March 31, 1996 accounts payable and other liabilities in the accompanying consolidated balance sheets, include approximately $850,000 related to the Company's granting of dividend equivalent rights. This liability will remain in the accompanying consolidated balance sheets until the options to which the dividend equivalent rights relate are exercised, cancelled or expire.

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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1996
                                   (Unaudited)

       At March 31, 1996, there were 445,177 of options (including dividend equivalent rights) outstanding of which 438,376 were currently exercisable at effective exercise prices ranging from $1.22 per share to $4.48 per share.

       Additionally, in December 1995, in connection with the renegotiation the Chief Executive Officer's Employment Agreement, the Company replaced his annual salary of $250,000 plus bonus with 750,000 of non-qualified stock options which vest over the three year term of the new Employment Agreement. The exercise price of the options is $1.50 per share which was equal to the closing market price of the common stock on grant date. As of March 31, 1996, 200,000 of the options were vested, with 275,000 vesting in December 1996 and the remaining 275,000 vesting in December 1997. The options will immediately vest upon a change in control, as defined. The options will expire in December 2000. These stock options are subject to stockholder approval. In the event the stock options are not approved by the stockholders, the Employment Agreement provides that the options will be converted into phantom stock rights (PSRs). Such PSRs have the same vesting provisions, exercise price and expiration date as the related stock options, except that upon exercise of a PSR no stock is actually issued. Instead, the Company will make a cash payment to the holder equal to the difference between the market value of the stock on the exercise date and the exercise price of $1.50 per share. The PSRs, also, provide that the holder will receive payments equal to the product of the per share dividend amount times the number of PSRs outstanding.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       (a) Real Estate Loans - The Company's real estate loans are both short-term (one year or less) and considered to be fully collectible. The terms and conditions of such loans are the same as would be used by the Company to fund similar type loans at March 31, 1996. As such, fair value approximates cost.

       (b)  Short-Term   Investments  -  Short-term  investments  consist  of  a
            Treasury Bill with a fair value that approximates cost.

       (c) Cash and Cash Equivalents / Funds Held By Trustee - Cash and cash equivalents and funds held by Trustee consist of demand deposits and liquid money market funds with fair value approximating cost.

       (d) Residual Interests - Residual interests and their fair value are described in Note 4 to the financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1996
                                   (Unaudited)

       (e) Fair Value/Long Term Debt - The estimated fair value of the Company's long-term debt is estimated to be its carrying value at March 31, 1996 plus the prepayment penalty the Company would be required to make to repay the debt in its entirety prior to its scheduled maturity.

       Based on these assumptions the Company estimates the fair value of its financial instruments at March 31, 1996 to be as follows (in thousands):

                                                Carrying           Estimated
                                                 Amount           Fair Value
                                                 ------           ----------
            Real Estate Loans.............      $ 3,599             $3,599
            Short-term Investments........        9,082              9,082
            Funds held by Trustee.........        5,249              5,249
            Residual Interests............        4,985              4,985
            Cash and Cash Equivalents.....        3,091              3,091
            Long-term Debt................       (6,828)            (6,957)

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Interest Rates and Other Information

Results of Operations For The Three Months Ended March 31, 1996 and 1995

       The Company had net income of $84,000 or $.01 per share for the three months ended March 31, 1996 compared to net income of $462,000 or $.05 per share for the three months ended March 31, 1995.

       The Company had income from mortgage assets of $634,000 in 1996 as compared to income of $1,103,000 in 1995. Interest income on real estate loans decreased from $575,000 in 1995 to $190,000 in 1996 due to the reduction in the average outstanding balance of real estate loans. See "Liquidity, Capital
Resources and Commitments". Income from residual interests declined from $415,000 in 1995 to $248,000 in 1996, primarily as a result of the reduction in the average residual interest balance outstanding as a result of the amortization of such balance.

       The Company's interest expense declined from $250,000 in 1995 to $162,000 in 1996 as a result of the Company reducing its long-term debt.

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

       Since December 1993, the Company has originated real estate loans secured by various first deeds of trust on real properties located in Arizona. The Company's loan program seeks higher returns by targeting loan opportunities to which the Company can respond on a more timely basis than traditional real estate lenders. At March 31, 1996, both of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans. The Company may, in the future, make loans on properties located outside of Arizona. In the latter half of 1995, in anticipation of a potential acquisition transaction, the Company slowed its origination of real estate loans. At March 31, 1996 the Company's real estate loans outstanding total $3,599,000 and bear interest at 16%, payable monthly, with all principal due within one year.

       On December 17, 1992, a wholly owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bear interest at 7.81% and require quarterly payments of principal and interest with the balance due on February 15, 1998. The Notes are secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 and by funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund has a specified maximum balance of $7,750,000, and is to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral is not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or is remitted to the

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

Company. At March 31, 1996, $5,249,000 is held by the Note Trustee in the reserve and other funds under the Indenture.

       Under a revolving line of credit agreement with a bank, the Company may borrow up to $5,000,000, upon payment of a 1/2% commitment fee with interest payable monthly at prime plus 1/2%. Such advances are to be secured by certain of the Company's real estate loans with the amount advanced equal to between 40% to 60% of the principal amount of the real estate loans pledged. Only real estate loans approved by the bank are eligible for advances. The agreement contains certain financial covenants and expired on May 5, 1996. Through March 31, 1996, the Company had not drawn upon the line of credit.

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

       At March 31, 1996, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs is $32,966,000 in principal amount that pays interest based on LIBOR and $4,100,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related mortgage certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                                 Three Months
                                Ended March 31,    At March 31, 1996
                                ---------------    -----------------
                                1996      1995
                                ----      ----

LIBOR......................     5.50%     6.06%          5.31%
COFI ......................     5.07%     4.57%          4.98%


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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION

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

PART II.  OTHER INFORMATION

ITEM 1.Legal Proceedings

             Not applicable

ITEM 2.Changes in Securities

             Not applicable

ITEM 3.Defaults Upon Senior Securities

             Not applicable

ITEM 4.Submission of Matters to a Vote of Security Holders

             Not applicable

ITEM 5.Other Information

             Not applicable

ITEM 6.Exhibits and Reports on Form 8-K

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


                                       HOMEPLEX MORTGAGE INVESTMENTS CORPORATION




May 7, 1996                            By /s/ JAY R. HOFFMAN
                                          --------------------------------------
                                          Jay R. Hoffman, President,
                                          Treasurer, Chief Financial Officer
                                          and a Duly Authorized Officer
                                       17