Form 10-Q
period 1996-06-30
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1996-08-13
CIK 833079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X     No
                                       ---        ---

As of August 12, 1996; 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1  Financial Statements


                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    As Of June 30, 1996 and December 31, 1995
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)



                                                                                           June 30,      Dec.  31,
                                                                                             1996          1995
                                                                                           --------      ---------
ASSETS

Short-term investments...............................................................      $  8,988      $   8,969
Residual interests...................................................................         4,625          5,457
Real estate loans....................................................................         3,852          4,048
Cash and cash equivalents............................................................         1,865          3,347
Other assets.........................................................................           422            357
Funds held by Trustee................................................................             -          5,638
                                                                                           --------      ---------

Total Assets.........................................................................      $ 19,752       $ 27,816
                                                                                           ========      =========


LIABILITIES

Accounts payable and other liabilities...............................................      $  1,072       $  1,182
Long-term debt.......................................................................             -          7,819
Dividend payable.....................................................................             -            291
Accrued interest payable.............................................................             -             76
                                                                                           --------      ---------

Total Liabilities....................................................................         1,072          9,368
                                                                                           --------      ---------

Contingencies


STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 50,000,000 shares authorized;
  issued and outstanding - 9,875,655 shares..........................................            99             99
Additional paid-in capital...........................................................        84,046         84,046
Cumulative net loss..................................................................       (23,525)       (23,757)
Cumulative dividends.................................................................       (41,530)       (41,530)
Treasury stock - 159,138 shares .....................................................          (410)          (410)
                                                                                           --------      ----------

Total Stockholders' Equity...........................................................        18,680         18,448
                                                                                           --------      ---------

Total Liabilities and Stockholders' Equity...........................................      $ 19,752      $  27,816
                                                                                           ========      =========

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF NET INCOME
            For The Three and Six Months Ended June 30, 1996 and 1995
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)

                                                         Three Months                       Six Months
                                                         Ended June 30,                   Ended June 30,
                                                         --------------                   --------------
                                                    1996               1995            1996               1995
                                                    ----               ----            ----               ----
INCOME

Interest income on real estate loans.........   $      175         $     622        $     366        $    1,197
Income from residual interests...............          277               335              525               750
Other income.................................          183               121              379               234
                                                ----------         ---------        ---------        ----------

Total Income.................................          635             1,078            1,270             2,181
                                                ----------         ---------        ---------        ----------

EXPENSES

Interest.....................................           75               228              238               478
General, administrative and other............          263               515              651               905
                                                ----------         ---------        ---------        ----------
Total Expenses...............................          338               743              889             1,383
                                                ----------         ---------        ---------        ----------
Income Before Extraordinary Loss From
  Early Extinguishment Of Debt...............          297               335              381               798

Extraordinary loss from early
  extinguishment of debt.....................         (149)                -             (149)                -
                                                ----------         ---------        ---------        ----------
Net Income...................................  $       148         $     335       $      232        $      798
                                                ==========         =========       ==========        ==========


SHARE DATA

Income Before Extraordinary Loss
 From Early Extinguishment Of
 Debt Per Share..............................  $       .03         $     .03       $      .04        $      .08

Extraordinary Loss From Early
 Extinguishment Of Debt Per Share............         (.02)                -             (.02)                -
                                                ----------         ---------       ----------        ----------
Net Income Per Share.........................  $       .01         $     .03       $      .02        $      .08
                                                ==========         =========       ==========        ==========

Weighted Average Number Of Shares
  Of Common Stock And Common
  Stock Equivalents Outstanding..............    9,951,894         9,736,320        9,885,624         9,730,905
                                                 =========         =========        =========         =========

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 1996
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                                Additional                   Cumulative
                                            Number        Par     Paid-In       Net Income      Cumulative    Treasury
                                           Of Shares     Value    Capital         (Loss)        Dividends      Stock       Total
                                           ---------     -----   ---------     -------------   -----------    -------      ------
Balance at December 31, 1995..........     9,875,655     $99       $84,046       $(23,757)       $(41,530)    $(410)      $18,448

Net income............................             -       -             -            232               -         -           232
                                           ---------     ---       -------       --------        --------     -----       -------

Balance at June 30, 1996..............     9,875,655     $99       $84,046       $(23,525)       $(41,530)    $(410)      $18,680
                                           =========     ===       =======       ========        ========     =====       =======

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 1996 and 1995
                           Increase (Decrease) In Cash
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                              1996          1995
                                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income...........................................................................   $       232       $    798
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Extraordinary loss from early extinguishment of debt..............................           149              -
   (Increase) decrease in other assets...............................................          (147)           250
   Decrease in accounts payable and other liabilities................................          (111)          (122)
   Decrease in accrued interest payable..............................................           (76)           (19)
   Amortization of debt costs........................................................            28             57
                                                                                        -----------       --------

Net Cash Provided By Operating Activities............................................            75            964
                                                                                        -----------       --------


CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in funds held by Trustee....................................................         5,638            474
Amortization of residual interests...................................................           832          1,100
Principal payments received on real estate loans.....................................           499          5,790
Real estate loans funded.............................................................          (303)        (2,625)
Increase in short-term investments...................................................           (19)             -
                                                                                        -----------       --------

Net Cash Provided By Investing Activities............................................         6,647          4,739
                                                                                        -----------       --------


CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments, including prepayment penalty of $94 in 1996,
  made on long-term debt.............................................................        (7,913)        (1,982)
Dividends paid.......................................................................          (291)          (194)
                                                                                        -----------       --------

Net Cash Used In Financing Activities................................................        (8,204)        (2,176)
                                                                                        -----------       --------

Net Increase (Decrease) In Cash......................................................        (1,482)         3,527

Cash And Cash Equivalents At Beginning Of Period.....................................         3,347          6,666
                                                                                        -----------       --------

Cash And Cash Equivalents At End Of Period...........................................   $     1,865       $ 10,193
                                                                                        ===========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest...............................................................   $       286       $    440
                                                                                        ===========       ========

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1 - ORGANIZATION

       Homeplex Mortgage Investments Corporation, a Maryland corporation, (the Company) commenced operations in July 1988. As described in Note 4 the Company has purchased interests in mortgage certificates securing collateralized mortgage obligations (CMOs) and interests relating to mortgage participation certificates (MPCs) (collectively residual interests). Since December 1993 the Company has originated various loans secured by real estate (see Note 3). In June 1996, the Company announced that it had signed a letter of intent to merger with Monterey Homes (see Note 8).

       The accompanying interim financial statements do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1995 financial statements and notes thereto.


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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1996
                                   (Unaudited)


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

       Short-Term Investments

       At June 30, 1996, short-term investments consist of a Treasury Bill with a face amount of $9,000,000, maturity date of July 11, 1996 and an estimated yield to maturity of 4.92%.


NOTE 3 - REAL ESTATE LOANS

       The following is a summary of real estate loans at June 30, 1996:

                                    Interest                          Payment                   Principal and
       Description                    Rate                             Terms                 Carrying Amount (1)
       -----------                  --------              -----------------------------      -------------------
First Deed of Trust on                 16%                Interest only monthly, principal        $ 1,580,000
41 acres of land in Gilbert,                              due October 18, 1996; may be
Arizona.                                                  extended for one year under cer-
                                                          tain terms and conditions.

First Deed of Trust on                 16%                Interest only monthly, principal          2,272,000
33 acres of land in                                       due November 21, 1995; extended
Tempe, Arizona.                                           for one year on November 21,
                                                          1995 under the same terms and
                                                          conditions.
                                                                                                  -----------
                                                                                                  $ 3,852,000
                                                                                                  ===========

- ---------------------------------------------------
(1) Also represents cost for federal income tax purposes.


       At June 30, 1996, both of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1996
                                   (Unaudited)



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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1996
                                   (Unaudited)

that are determined monthly based on LIBOR or based on the Monthly Weighted Average Cost of Funds (COFI) for Eleventh District Savings Institutions as published by the Federal Home Loan Bank of San Francisco, subject to specified maximum interest rates.

       The following summarizes the Company's investment in residual interests at June 30, 1996:

                               Type Of                Company's         Company's Percentage
   Series                     Investments           Amortized Cost            Ownership
   ------                     -----------           --------------      --------------------
                                                    (In Thousands)
Westam 1            Residual Interest Certificate       $  508                100.00%
Westam 3            Residual Interest Certificate           27                100.00%
Westam 5            Residual Interest Certificate          171                100.00%
Westam 6            Residual Interest Certificate            2                100.00%
ASW 65              Residual Interest Certificate        2,224                100.00%
FHLMC 17            Interest in MPCs                       112                100.00%
FNMA 1988-24        Interest in MPCs                     1,015                 20.20%
FNMA 1988-25        Interest in MPCs                       566                 45.07%
                                                        ------
                                                        $4,625
                                                        ======

       The following summarizes the Company's proportionate interest in the aggregate assets and liabilities of the eight residual interests at June 30, 1996 (in thousands):

Assets:
       Outstanding Principal Balance of Mortgage Certificates..........................      $ 313,305
       Funds Held By Trustee and Accrued Interest Receivable...........................         11,063
                                                                                             ---------
                                                                                             $ 324,368
                                                                                             =========
       Range of Stated Coupon of Mortgage Certificates.................................   9.0% - 10.5%

Liabilities:
       Outstanding Principal Balance of CMOs and MPCs:
         Fixed Rate    ................................................................      $ 286,003
         Floating Rate - LIBOR Based...................................................         29,225
         Floating Rate - COFI Based....................................................          3,787
                                                                                             ---------
                       Total...........................................................        319,015

       Accrued Interest Payable........................................................          2,159
                                                                                             ---------
                                                                                             $ 321,174
                                                                                             =========
       Range of Stated Interest Rates on CMOs and MPCs.................................     0% to 9.9%

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1996
                                   (Unaudited)


      The average LIBOR and COFI rates used to determine income from residual interests were as follows:

                                Three Months Ended               Six Months Ended June 30         At June 30, 1996
                               1996            1995               1996            1995            ----------------
                               ----            ----               ----            ----
       LIBOR.............      5.44%           6.08%              5.47%           6.07%                 5.44%
       COFI..............      4.90%           5.00%              4.98%           4.78%                 4.84%

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

       At June 30, 1996, the estimated prospective net level yield of the Company's residual interests, in the aggregate, is 30% without early redemptions or terminations being considered and 77% if early redemptions or terminations are considered. At June 30, 1996, the estimated fair value of the Company's residual interests, in the aggregate, is estimated to be between $5 million and $7 million.

       The projected yield and estimated fair value of the Company's residual interests are based on prepayment and interest rate assumptions at June 30, 1996. There will be differences, which may be material, between the projected yield and the actual yield and the fair value of the residual interests may change significantly over time.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1996
                                   (Unaudited)

NOTE 5 - LONG-TERM DEBT

       On December 17, 1992, a wholly owned, limited purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bore interest at 7.81% and required quarterly payments of principal and interest with the balance due on February 15, 1998. In connection with the financing, the Company paid fees of $635,000 which were included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense over the life of the financing. The Notes were secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 (see Note 4), and by Funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund, which had a specified maximum balance of $7,750,000, was to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral was not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral was required to either prepay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or was remitted to the Company.

       On May 15, 1996 the Company repaid the remaining outstanding Note balance of $6,828,000 plus accrued interest. The Company paid prepayment penalty fees of $94,000 and wrote off the remaining unamortized balance of $55,000 of capitalized debt costs in connection with such repayment resulting in an extraordinary loss of $149,000 from the early extinguishment of debt.


NOTE 6 - COMMON STOCK AND STOCK OPTIONS

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

       Optionholders also receive, at no additional cost, dividend equivalent rights which entitle them to receive, upon exercise of the options, additional shares calculated based on the dividends declared during the period from the grant date to the exercise date. At June 30, 1996 accounts payable and other liabilities in the accompanying consolidated balance sheets, include approximately $850,000 related to the Company's granting of dividend equivalent rights. This liability will remain in the accompanying consolidated balance sheets until the options to which the dividend equivalent rights relate are exercised, cancelled or expire.

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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1996
                                   (Unaudited)

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

       At June 30, 1996, there were 445,177 of options (including dividend equivalent rights) outstanding of which 438,376 were currently exercisable at effective exercise prices ranging from $1.22 per share to $4.48 per share.

       Additionally, in December 1995, in connection with the renegotiation of the Chief Executive Officer's Employment Agreement, the Company replaced his annual salary of $250,000 plus bonus with 750,000 non-qualified stock options which vest over the three year term of the new Employment Agreement. The exercise price of the options is $1.50 per share which is equal to the closing market price of the common stock on grant date. As of June 30, 1996, 200,000 of the options were vested, with 275,000 vesting in December 1996 and the remaining 275,000 vesting in December 1997. The options will immediately vest upon a change in control, as defined. The options will expire in December 2000. These stock options are subject to stockholder approval. In the event the stock options are not approved by the stockholders, the Employment Agreement provides that the options will be converted into phantom stock rights (PSRs). Such PSRs have the same vesting provisions, exercise price and expiration date as the related stock options, except that upon exercise of a PSR no stock is actually issued. Instead, the Company will make a cash payment to the holder equal to the difference between the market value of the stock on the exercise date and the exercise price of $1.50 per share. The PSRs, also, provide that the holder will receive payments equal to the product of the per share dividend amount times the number of PSRs outstanding.


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       The following describes the significant assumptions underlying the estimates of fair value:

       (a) Real Estate Loans - The Company's real estate loans are both short-term (one year or less) and considered to be fully collectible. The terms and conditions of such loans are the same as would be used by the Company to fund similar type loans at June 30, 1996. As such, fair value approximates cost.

       (b)  Short-Term   Investments  -  Short-term  investments  consist  of  a
            Treasury Bill with a fair value that approximates cost.

       (c) Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits and liquid money market funds with fair value approximating cost.

       (d) Residual Interests - Residual interests and their fair value are described in Note 4 to the financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1996
                                   (Unaudited)



       Based on these assumptions the Company estimates the fair value of its financial instruments at June 30, 1996 to be as follows (in thousands):

                                             Carrying
                                              Amount       Estimated Fair Value
                                             --------      --------------------
       Real Estate Loans.................... $ 3,852            $ 3,852
       Short-term Investments...............   8,988              8,988
       Residual Interests...................   4,625              5,000 to 7,000
       Cash and Cash Equivalents............   1,865              1,865


NOTE 8 - PROPOSED MERGER

       In June 1996 the Company announced that it had signed a letter of intent to merge with Monterey Homes, a group of privately-held companies engaged in the homebuilding business in Phoenix, Scottsdale and Tucson, Arizona. As currently contemplated the merger would involve the issuance of approximately 3.6 million to 4.0 million shares of Homeplex common stock, depending on the relative book values of the respective companies, in exchange for 100% of the outstanding stock of Monterey Homes. Additionally, up to 800,000 additional shares of Homeplex common stock will be issued in the event that (i) the stock price of Homeplex reaches certain targeted levels of between $1.75 to $3.50 in the five years following the merger and (ii) the two current stockholders of Monterey Homes are still employed by the post-merger company when the stock price reaches the targeted levels. Prior to closing, Monterey Homes, a group of subchapter S corporations, will distribute to their stockholders a significant portion of their previously taxed retained earnings which will reduce the net worth of Monterey Homes to between $2.275 and $2.500 million.

       It is also currently contemplated that William W. Cleverly and Steven J. Hilton, the current stockholders of Monterey Homes, will become the Chairman and the President, respectively, and co-chief executive officers of the combined company after the closing, and each will enter into a five-year employment agreement providing for additional options to purchase 500,000 shares each of Homeplex common stock at $1.75 per share. Messrs. Cleverly and Hilton will serve on the new Board of Directors along with two new outside directors and one current Homeplex director.

       Monterey Homes had combined revenue of approximately $61 million and $71 million and pre-tax earnings of approximately $6.3 million and $6.4 million for the years ended December 31, 1994 and 1995, respectively. After the merger, the combined entities would continue with Monterey Homes' building operations as its main line of business. Upon consummation of the merger, it is anticipated that the combined entities will have total assets of approximately $60 million. It is anticipated that Homeplex's $57 million net operating-loss carryforward for income tax purposes would be available to the combined company, and the transaction would require Homeplex to terminate its tax status as a real estate investment trust (REIT).

       The letter of intent is subject to the due diligence of both parties, negotiation and execution of a definitive agreement, the receipt of an independent fairness opinion, the approval of the Boards of Directors and stockholders of both companies and the consent of various lenders and other third parties, as well as other customary conditions.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION


ITEM 2.  Management'  Discussion  and Analysis  of Financial Condition, Results
        -----------------------------------------------------------------------
         of Operations and Interest Rates and Other Information
         ------------------------------------------------------

Results of Operations For The Three And Six Months Ended March 31, 1996 and 1995
- --------------------------------------------------------------------------------

       The Company had net income of $148,000 or $.01 per share, and $232,000 or $.02 per share, respectively, for the three and six months ended June 30, 1996 compared to net income of $335,000, or $.03 per share and $798,000 or $.08 per share for the comparable periods in 1995. Results for the three and six months ended June 30, 1996 include an extraordinary loss from the early extinguishment of debt of $149,000, or $.02 per share.

       The Company's income from mortgage assets was $635,000 and $1,270,000, respectively, for the three and six months ended June 30, 1996 as compared to income of $1,078,000 and $2,181,000 for the comparable periods in 1995. Interest income on real estate loans decreased from $622,000 and $1,197,000, respectively, for the three and six months ended June 30, 1995 to $175,000 and $366,000, respectively, for the comparable periods in 1996 due to a reduction of the Company's real estate lending programs. See "Liquidity, Capital Resources and Commitments".

       The Company's interest expense declined from $228,000 and $478,000, respectively, for the three and six months ended June 30, 1995 to $75,000 and $238,000 for the comparable periods in 1996 as a result of the Company reducing its long-term debt.

Liquidity, Capital Resources and Commitments
- --------------------------------------------

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

       Since December 1993, the Company has originated real estate loans secured by various first deeds of trust on real properties located in Arizona. The Company's loan program seeks higher returns by targeting loan opportunities to which the Company can respond on a more timely basis than traditional real estate lenders. At June 30, 1996, both of the Company's loans are secured by properties located in Arizona. As a result of this geographic concentration, unfavorable economic conditions in Arizona could increase the likelihood of defaults on these loans and affect the Company's ability to protect the principal and interest on such loans following foreclosures upon the real properties securing such loans. The Company may, in the future, make loans on properties located outside of Arizona. In the latter half of 1995, in anticipation of a potential acquisition transaction, the Company slowed its origination of real estate loans. At June 30, 1996 the Company's real estate loans outstanding total $3,852,000 and bear interest at 16%, payable monthly, with all principal due within one year.

       On December 17, 1992, a wholly owned limited-purpose subsidiary of the Company issued $31,000,000 of Secured Notes under an Indenture to a group of institutional investors. The Notes bore interest at 7.81% and required quarterly payments of principal and interest with the balance due on February 15, 1998. The Notes were secured by the Company's residual interests in Westam 1, Westam 3, Westam 5, Westam 6, ASW 65, FNMA 1988-24 and FNMA 1988-25 and by funds held by the Note Trustee. The Company used $3,100,000 of the proceeds to establish a reserve fund. The reserve fund had a specified maximum balance

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION


of $7,750,000 and was to be used to make the scheduled principal and interest payments on the Notes if the cash flow available from the collateral was not sufficient to make the scheduled payments. Depending on the level of certain specified financial ratios relating to the collateral, the cash flow from the collateral is required to either repay the Notes at par, increase the reserve fund up to its $7,750,000 maximum or was remitted to the Company.

       On May 15, 1996 the Company repaid the remaining outstanding Note balance of $6,828,000 plus accrued interest. The Company paid prepayment penalty fees of $94,000 and wrote off the remaining unamortized balance of $55,000 of capitalized debt costs in connection with such repayment resulting in an extraordinary loss of $149,000 from the early extinguishment of debt.

       At June 30, 1996, the Company does not have any used or unused short-term debt or line of credit facilities.

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

       In June 1996 the Company announced that it had signed a letter of intent to merge with Monterey Homes, a group of privately-held companies engaged in the homebuilding business in Phoenix, Scottsdale and Tucson, Arizona. As currently contemplated the merger would involve the issuance of approximately 3.6 million to 4.0 million shares of Homeplex common stock, depending on the relative book values of the respective companies, in exchange for 100% of the outstanding stock of Monterey Homes. Additionally, up to 800,000 additional shares of Homeplex common stock will be issued in the event that (i) the stock price of Homeplex reaches certain targeted levels of between $1.75 to $3.50 in the five years following the merger and (ii) the two current stockholders of Monterey Homes are still employed by the post-merger company when the stock price reaches the targeted levels. Prior to closing, Monterey Homes, a group of subchapter S corporations, will distribute to their stockholders a significant portion of their previously taxed retained earnings which will reduce the net worth of Monterey Homes to between $2.275 and $2.500 million.

       It is also currently contemplated that William W. Cleverly and Steven J. Hilton, the current stockholders of Monterey Homes, will become the Chairman and the President, respectively, and co-chief executive officers of the combined company after the closing, and each will enter into a five-year employment agreement providing for additional options to purchase 500,000 shares each of Homeplex common stock at $1.75 per share. Messrs. Cleverly and Hilton will serve on the new Board of Directors along with two new outside directors and one current Homeplex director.

       Monterey Homes had combined revenue of approximately $61 million and $71 million and pre-tax earnings of approximately $6.3 million and $6.4 million for the years ended December 31, 1994 and 1995, respectively. After the merger, the combined entities would continue with Monterey Homes' building operations as its main line of business. Upon consummation of the merger, it is anticipated that the combined entities will have total assets of approximately $60 million. It is anticipated that Homeplex's $57 million net operating-loss carryforward for income tax purposes would be available to the combined company, and the transaction would require Homeplex to terminate its tax status as a real estate investment trust (REIT).

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION


       The letter of intent is subject to the due diligence of both parties, negotiation and execution of a definitive agreement, the receipt of an independent fairness opinion, the approval of the Board of Directors and stockholders of both companies and the consent of various lenders and other third parties, as well as other customary conditions.

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

       At June 30, 1996, the Company's proportionate share of floating-rate CMOs and MPCs in the eight REMICs is $29,225,000 in principal amount that pays interest based on LIBOR and $3,787,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related mortgage certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                                 Three Months                        Six Months
                                Ended June 30,                      Ended June 30,          At June 30, 1996
                                --------------                      --------------          ----------------
                             1996             1995              1996              1995
                             ----             ----              ----              ----
       LIBOR.............    5.44%             6.08%            5.47%             6.07%           5.44%
       COFI..............    4.90%             5.00%            4.98%             4.78%           4.84%

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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION



PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.      Legal Proceedings
             -------------------
             Not applicable

ITEM 2.      Changes in Securities
             -----------------------
             Not applicable

ITEM 3.      Defaults Upon Senior Securities
             ---------------------------------
             Not applicable

ITEM 4.      Submission of Matters to a Vote of Security Holders
             -----------------------------------------------------
             Not applicable

ITEM 5.      Other Information
             -------------------
             Not applicable


ITEM 6.      Exhibits and Reports on Form 8-K
             --------------------------------

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


                                      HOMEPLEX MORTGAGE INVESTMENTS CORPORATION




August 12, 1996                       By     \ JAY R. HOFFMAN
                                         --------------------------------------
                                                 Jay R. Hoffman, President,
                                             Treasurer, Chief Financial Officer
                                               and a Duly Authorized Officer