Form 10-Q
period 1996-09-30
HOMEPLEX MORTGAGE INVESTMENTS CORP
filed 1996-11-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _____________

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X   No      .
                                        -----    -----

As of November 14, 1996, 9,716,517 shares of Homeplex Mortgage Investments Corporation common stock were outstanding.

================================================================================

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1  Financial Statements
        --------------------

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 As Of September 30, 1996 and December 31, 1995
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                           Sept. 30,   Dec.  31,
                                                                              1996       1995
                                                                           --------    --------
ASSETS

Short-term investments .................................................   $ 10,295    $  8,969
Residual interests .....................................................      4,225       5,457
Cash and cash equivalents ..............................................      3,525       3,347
Real estate loans ......................................................      1,415       4,048
Other assets ...........................................................        571         357
Funds held by Trustee ..................................................          -       5,638
                                                                           --------    --------

Total Assets ...........................................................   $ 20,031    $ 27,816
                                                                           ========    ========


LIABILITIES

Accounts payable and other liabilities .................................   $  1,037    $  1,182
Long-term debt .........................................................          -       7,819
Dividend payable .......................................................          -         291
Accrued interest payable ...............................................          -          76
                                                                           --------    --------

Total Liabilities ......................................................      1,037       9,368
                                                                           --------    --------

Contingencies


STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 50,000,000 shares authorized;...
  issued and outstanding - 9,875,655 shares ............................         99          99
Additional paid-in capital .............................................     84,046      84,046
Cumulative net loss ....................................................    (23,211)    (23,757)
Cumulative dividends ...................................................    (41,530)    (41,530)
Treasury stock - 159,138 shares ........................................       (410)       (410)
                                                                           --------    --------

Total Stockholders' Equity .............................................     18,994      18,448
                                                                           --------    --------

Total Liabilities and Stockholders' Equity .............................   $ 20,031    $ 27,816
                                                                           ========    ========

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF NET INCOME
         For The Three and Nine Months Ended September 30, 1996 and 1995
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)

                                                      Three Months                 Nine Months
                                                     Ended Sept. 30,             Ended Sept. 30,
                                                     ---------------             ---------------
                                                    1996          1995          1996           1995
                                                    ----          ----          ----           ----
INCOME

Income from residual interests ..............   $       274   $       275   $       799    $     1,025
Interest income on real estate loans ........           144           223           510          1,420
Other income ................................           112           209           491            443
                                                -----------   -----------   -----------    -----------

Total Income ................................           530           707         1,800          2,888
                                                -----------   -----------   -----------    -----------


EXPENSES

General, administrative and other ...........           216           443           867          1,348
Interest ....................................             -           206           238            684
                                                -----------   -----------   -----------    -----------

Total Expenses ..............................           216           649         1,105          2,032
                                                -----------   -----------   -----------    -----------

Income Before Extraordinary Loss From
  Early Extinguishment Of Debt ..............           314            58           695            856

Extraordinary loss from early
  extinguishment of debt ....................             -             -          (149)             -
                                                -----------   -----------   -----------    -----------

Net Income ..................................   $       314   $        58   $       546    $       856
                                                ===========   ===========   ===========    ===========


SHARE DATA

Income Before Extraordinary Loss
 From Early Extinguishment Of
 Debt Per Share .............................   $       .03   $       .01   $       .07    $       .09

Extraordinary Loss From Early
 Extinguishment Of Debt Per Share ...........             -             -          (.02)             -
                                                -----------   -----------   -----------    -----------

Net Income Per Share ........................   $       .03   $       .01   $       .05    $       .09
                                                ===========   ===========   ===========    ===========

Weighted Average Number Of Shares
  Of Common Stock And Common
  Stock Equivalents Outstanding .............    10,088,000     9,747,000     9,953,000      9,736,000
                                                ===========   ===========   ===========    ===========

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For The Nine Months Ended September 30, 1996
                             (Dollars In Thousands)
                                   (Unaudited)


                                                             Additional  Cumulative
                                      Number        Par       Paid-In    Net Income   Cumulative    Treasury
                                     Of Shares     Value      Capital      (Loss)      Dividends     Stock        Total
                                     ---------     -----     ----------  ----------   -----------   --------      -----

Balance at December 31, 1995 ....    9,875,655   $      99   $  84,046   $ (23,757)   $ (41,530)   $    (410)   $  18,448

Net income ......................         --          --          --           546         --           --            546
                                     ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at September 30, 1996 ...    9,875,655   $      99   $  84,046   $ (23,211)   $ (41,530)   $    (410)   $  18,994
                                     =========   =========   =========   =========    =========    =========    =========

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 1996 and 1995
                           Increase (Decrease) In Cash
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                     1996       1995
                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income .....................................................   $   546    $   856
Adjustments to reconcile net income to net cash
  provided by operating activities:
   (Increase) decrease in other assets .........................      (297)       337
   Extraordinary loss from early extinguishment of debt ........       149          -
   Decrease in accounts payable and other liabilities ..........      (145)      (205)
   Decrease in accrued interest payable ........................       (76)       (29)
   Amortization of debt costs ..................................        28         81
                                                                   -------    -------

Net Cash Provided By Operating Activities ......................       205      1,040
                                                                   -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in funds held by Trustee ..............................     5,638        762
Principal payments received on real estate loans ...............     3,339      7,708
Increase in short-term investments .............................    (1,326)    (9,962)
Amortization of residual interests .............................     1,232      1,659
Real estate loans funded .......................................      (706)    (2,625)
                                                                   -------    -------

Net Cash Provided By (Used In) Investing Activities ............     8,177     (2,458)
                                                                   -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments, including prepayment penalty of $94 in 1996,
  made on long-term debt .......................................    (7,913)    (2,973)
Dividends paid .................................................      (291)      (194)
                                                                   -------    -------

Net Cash Used In Financing Activities ..........................    (8,204)    (3,167)
                                                                   -------    -------

Net Increase (Decrease) In Cash ................................       178     (4,585)

Cash And Cash Equivalents At Beginning Of Period ...............     3,347      6,666
                                                                   -------    -------

Cash And Cash Equivalents At End Of Period .....................   $ 3,525    $ 2,081
                                                                   =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest .........................................   $   286    $   632
                                                                   =======    =======

See notes to consolidated financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


NOTE 1 - ORGANIZATION

         Homeplex Mortgage Investments Corporation, a Maryland corporation, ("Homeplex" or the "Company") commenced operations in July 1988. As described in
Note 4 the Company has purchased interests in mortgage certificates securing collateralized mortgage obligations (CMOs) and interests relating to mortgage participation certificates (MPCs) (collectively residual interests). Since December 1993 the Company has originated various loans secured by real estate (see Note 3).

         The accompanying interim financial statements do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1995 financial statements and notes thereto.

         In September 1996, the Company entered into a merger agreement with Monterey Homes. Such agreement will be subject to Homeplex obtaining the approval of its stockholders at the Stockholders' Meeting to be held on December 18, 1996 (see Note 8).


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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1996
                                   (Unaudited)


         If the proposed merger with Monterey Homes is consummated, the Company would be required to terminate its REIT status (see Note 8).

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

         Short-Term Investments

         At September 30, 1996, short-term investments consist of three CMO PAC bonds with a combined principal balance of $10,298,000, estimated yields to maturity of approximately 5.2% to 5.4% and estimated maturities of approximately five to seven months.


NOTE 3 - REAL ESTATE LOANS

         The following is a summary of the real estate loan outstanding at September 30, 1996:

                                       Interest                Payment                             Principal and
         Description                     Rate                   Terms                            Carrying Amount (1)
         -----------                   --------            --------------------------------      -------------------
First Deed of Trust on                    16%              Interest only monthly, principal         $ 1,415,000
41 acres of land in Gilbert,                               due October 16, 1996; extended
Arizona.                                                   for one year on October 16,
                                                           1996 under the same terms and
                                                           conditions.

___________________________________________________
(1) Also represents cost for federal income tax purposes.

              Such loan was current as of September 30, 1996.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1996
                                   (Unaudited)



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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1996
                                   (Unaudited)


that are determined monthly based on LIBOR or based on the Monthly Weighted Average Cost of Funds (COFI) for Eleventh District Savings Institutions as published by the Federal Home Loan Bank of San Francisco, subject to specified maximum interest rates.

         The following summarizes the Company's investment in residual interests at September 30, 1996:

                           Type Of                     Company's             Company's Percentage
 Series                  Investments                 Amortized Cost                Ownership
 ------          -----------------------------       --------------          --------------------
                                                     (In Thousands)
Westam 1         Residual Interest Certificate         $   439                    100.00%
Westam 3         Residual Interest Certificate              25                    100.00%
Westam 5         Residual Interest Certificate             164                    100.00%
Westam 6         Residual Interest Certificate               2                    100.00%
ASW 65           Residual Interest Certificate           2,109                    100.00%
FHLMC 17         Interest in MPCs                          102                    100.00%
FNMA 1988-24     Interest in MPCs                          866                     20.20%
FNMA 1988-25     Interest in MPCs                          518                     45.07%
                                                       -------
                                                       $ 4,225
                                                       =======

         The following summarizes the Company's proportionate interest in the aggregate assets and liabilities of the eight residual interests at September 30, 1996 (in thousands):

Assets:
      Outstanding Principal Balance of Mortgage Certificates ...............        $ 295,762
      Funds Held By Trustee and Accrued Interest Receivable ................            8,446
                                                                                    ---------
                                                                                    $ 304,208
                                                                                    =========
      Range of Stated Coupon of Mortgage Certificates ......................      9.0% - 10.5%

Liabilities:
      Outstanding Principal Balance of CMOs and MPCs:
        Fixed Rate .........................................................        $ 269,248
        Floating Rate - LIBOR Based ........................................           26,209
        Floating Rate - COFI Based .........................................            3,586
                                                                                    ---------
                 Total .....................................................          299,043

      Accrued Interest Payable .............................................            2,035
                                                                                    ---------
                                                                                    $ 301,078
                                                                                    =========
      Range of Stated Interest Rates on CMOs and MPCs.......................        0% to 9.9%

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1996
                                   (Unaudited)


         The average LIBOR and COFI rates used to determine income from residual interests were as follows:


                        Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,       At Sept. 30, 1996
                        ----------------------------         ---------------------------       -----------------
                            1996         1995                   1996          1995
                            ----         ----                   ----          ----
       LIBOR.........       5.50%        5.94%                  5.48%         6.03%                 5.50%
       COFI..........       5.07%        5.15%                  4.93%         4.91%                 4.82%


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

         At September 30, 1996, the estimated prospective net level yield of the Company's residual interests, in the aggregate, is 33% without early redemptions or terminations being considered and 90% if early redemptions or terminations are considered. At September 30, 1996, the estimated fair value of the Company's residual interests, in the aggregate, is estimated to be between $5 million and $7 million.

         The projected yield and estimated fair value of the Company's residual interests are based on prepayment and interest rate assumptions at September 30, 1996. There will be differences, which may be material, between the projected yield and the actual yield and the fair value of the residual interests may change significantly over time.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1996
                                   (Unaudited)


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

         Option holders also receive, at no additional cost, dividend equivalent rights which entitle them to receive, upon exercise of the options, additional shares calculated based on the dividends declared during the period from the grant date to the exercise date. At September 30, 1996 accounts payable and other liabilities in the accompanying consolidated balance sheets, include approximately $850,000 related to the Company's granting of dividend equivalent rights. This liability will remain in the accompanying consolidated balance sheets until the options to which the dividend equivalent rights relate are exercised, cancelled or expire.

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

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1996
                                   (Unaudited)

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

         At September 30, 1996, there were 445,177 of options (including dividend equivalent rights) outstanding of which 438,376 were currently exercisable at effective exercise prices ranging from $1.22 per share to $4.48 per share.

         Additionally, in December 1995, in connection with the renegotiation of the Chief Executive Officer's Employment Agreement, the Company replaced his annual salary of $250,000 plus bonus with 750,000 of non-qualified stock options which vest over the three year term of the new Employment Agreement. The exercise price of the options is $1.50 per share which was equal to the closing market price of the common stock on grant date. As of September 30, 1996, 200,000 of the options were vested, with 275,000 vesting in December 1996 and the remaining 275,000 vesting in December 1997. The options will immediately vest upon a change in control, as defined. The options will expire in December 2000. These stock options are subject to stockholder approval. In the event the stock options are not approved by the stockholders, the Employment Agreement provides that the options will be converted into phantom stock rights (PSRs). Such PSRs have the same vesting provisions, exercise price and expiration date as the related stock options, except that upon exercise of a PSR no stock is actually issued. Instead, the Company will make a cash payment to the holder equal to the difference between the market value of the stock on the exercise date and the exercise price of $1.50 per share. The PSRs, also, provide that the holder will receive payments equal to the product of the per share dividend amount times the number of PSRs outstanding.


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

         The following describes the significant assumptions underlying the estimates of fair value:

         (a) Real Estate Loans - The Company's real estate loan is short-term and considered to be fully collectible. The terms and conditions of the loan are the same as would be used by the Company to fund similar type loans at September 30, 1996. As such, fair value approximates cost.

         (b) Short-Term Investments - Short-term investments consist of three CMO PAC bonds with a fair value that approximates cost.

         (c) Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits and liquid money market funds with fair value approximating cost.

         (d) Residual Interests - Residual interests and their fair value are described in Note 4 to the financial statements.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1996
                                   (Unaudited)



              Based on these assumptions the Company estimates the fair value of its financial instruments at September 30, 1996 to be as follows (in thousands):

                                            Carrying
                                             Amount     Estimated Fair Value
                                            --------    --------------------

           Real Estate Loans..............  $ 1,415         $ 1,415
           Short-term Investments.........   10,295          10,295
           Residual Interests.............    4,225           5,000 to 7,000
           Cash and Cash Equivalents......    3,525           3,525


NOTE 8 - PROPOSED MERGER

         In September 1996 the Company entered into an agreement to merge with Monterey Homes, a group of privately-held companies engaged in the homebuilding business in Phoenix, Scottsdale and Tucson, Arizona. As currently contemplated the merger would involve the issuance of approximately 3.9 million shares of Homeplex common stock in exchange for 100% of the outstanding stock of Monterey Homes. Additionally, up to 800,000 additional shares of Homeplex common stock will be issued in the event that (i) the stock price of Homeplex reaches certain targeted levels of between $1.75 to $3.50 in the five years following the merger and (ii) the two current stockholders of Monterey Homes are still employed by the post-merger company when the stock price reaches the targeted levels. Prior to closing, Monterey Homes, a group of subchapter S corporations, will distribute to their stockholders a significant portion of their previously taxed retained earnings which will reduce the net worth of Monterey Homes to $2.5 million, subject to certain accounting adjustments.

         If the merger is consummated, William W. Cleverly and Steven J. Hilton, the current stockholders of Monterey Homes, will become the Chairman and the President, respectively, and co-chief executive officers of the combined company after the closing, and each will enter into a five-year employment agreement providing for additional options to purchase 500,000 shares each of Homeplex common stock at $1.75 per share. Messrs. Cleverly and Hilton will serve on the new Board of Directors along with two new outside directors and one current Homeplex director.

         Monterey Homes had combined revenue of approximately $61 million and $71 million and pre-tax earnings of approximately $6.3 million and $6.4 million for the years ended December 31, 1994 and 1995, respectively. After the merger, the combined entities would continue with Monterey Homes' building operations as its main line of business. Upon consummation of the merger, it is anticipated that the combined entities will have total assets of approximately $75 million. It is anticipated that Homeplex's $57 million net operating-loss carryforward for income tax purposes would be available to the combined company, and the transaction would require Homeplex to terminate its tax status as a real estate investment trust (REIT).

         The agreement is subject to certain terms and conditions including approval by the stockholders of Homeplex. A meeting of the Homeplex stockholders has been scheduled on December 18, 1996, to vote upon the merger and other business matters.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1996
                                   (Unaudited)


              At September 30, 1996, approximately $314,000 of legal, accounting and investment banking costs related to the proposed merger have been capitalized and are included in other assets in the accompanying balance sheets. If the merger is consummated, the Company anticipates that it will incur approximately $300,000 of expenses related to severance costs of employees expected to be terminated by the merged Company.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION



ITEM 2.  Management's Discussion and Analysis of Financial Condition, Results of
         -----------------------------------------------------------------------
         Operations and Interest Rates and Other Information
         ---------------------------------------------------

Results of Operations For The Three And Nine Months Ended September 30, 1996 and
--------------------------------------------------------------------------------
1995
----

         The Company had net income of $314,000 or $.03 per share, and $546,000 or $.05 per share, respectively, for the three and nine months ended September 30, 1996 compared to net income of $58,000, or $.01 per share and $856,000 or $.09 per share for the comparable periods in 1995. Results for the nine months ended September 30, 1996 include an extraordinary loss from the early extinguishment of debt of $149,000, or $.02 per share.

         The Company's income from mortgage assets was $530,000 and $1,800,000, respectively, for the three and nine months ended September 30, 1996 as compared to income of $707,000 and $2,888,000 for the comparable periods in 1995. Interest income on real estate loans decreased from $223,000 and $1,420,000, respectively, for the three and nine months ended September 30, 1995 to $144,000 and $510,000, respectively, for the comparable periods in 1996 due to a reduction of the Company's real estate lending programs. See "Liquidity, Capital Resources and Commitments".

         The Company's interest expense declined from $206,000 and $684,000, respectively, for the three and nine months ended September 30, 1995 to $0 and $238,000 for the comparable periods in 1996 as a result of the Company reducing its long-term debt.

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

         Since December 1993, the Company has originated real estate loans secured by various first deeds of trust on real properties located in Arizona. The Company's loan program seeks higher returns by targeting loan opportunities to which the Company can respond on a more timely basis than traditional real estate lenders. In the latter half of 1995, in anticipation of a potential acquisition transaction, the Company slowed its origination of real estate loans. At September 30, 1996 the Company had one real estate loan outstanding with a balance of $1,415,000. The loan bears interest at 16%, payable monthly, with all principal due on October 16, 1996 and was extended for one year on October 16, 1996 under the same terms and conditions.

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

         At September 30, 1996, the Company does not have any used or unused short-term debt or line of credit facilities.

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

         In September 1996 the Company entered into an agreement to merge with Monterey Homes, a group of privately-held companies engaged in the homebuilding business in Phoenix, Scottsdale and Tucson, Arizona. As currently contemplated the merger would involve the issuance of approximately 3.9 million shares of Homeplex common stock in exchange for 100% of the outstanding stock of Monterey Homes. Additionally, up to 800,000 additional shares of Homeplex common stock will be issued in the event that (i) the stock price of Homeplex reaches certain targeted levels of between $1.75 to $3.50 in the five years following the merger and (ii) the two current stockholders of Monterey Homes are still employed by the post-merger company when the stock price reaches the targeted levels. Prior to closing, Monterey Homes, a group of subchapter S corporations, will distribute to their stockholders a significant portion of their previously taxed retained earnings which will reduce the net worth of Monterey Homes to $2.5 million, subject to certain accounting adjustments.

         If the merger is consummated, William W. Cleverly and Steven J. Hilton, the current stockholders of Monterey Homes, will become the Chairman and the President, respectively, and co-chief executive officers of the combined company after the closing, and each will enter into a five-year employment agreement providing for additional options to purchase 500,000 shares each of Homeplex common stock at $1.75 per share. Messrs. Cleverly and Hilton will serve on the new Board of Directors along with two new outside directors and one current Homeplex director.

         Monterey Homes had combined revenue of approximately $61 million and $71 million and pre-tax earnings of approximately $6.3 million and $6.4 million for the years ended December 31, 1994 and 1995, respectively. After the merger, the combined entities would continue with Monterey Homes' building operations as its main line of business. Upon consummation of the merger, it is anticipated that the combined entities will have total assets of approximately $75 million. It is anticipated that Homeplex's $57 million net operating-loss carryforward for income tax purposes would be available to the combined company, and the transaction would require Homeplex to terminate its tax status as a real estate investment trust (REIT).

         The agreement is subject to certain terms and conditions including approval by the stockholders of Homeplex. A meeting of the Homeplex stockholders has been scheduled on December 18, 1996, to vote upon the merger and other business matters.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION



         At September 30, 1996, approximately $314,000 of legal, accounting and investment banking costs related to the proposed merger have been capitalized and are included in other assets in the accompanying balance sheets. If the merger is consummated, the Company anticipates that it will incur approximately $300,000 of expenses related to severance costs of employees expected to be terminated by the merged Company.


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

         At  September   30,  1996,   the  Company's   proportionate   share  of
floating-rate CMOs and MPCs in the eight REMICs is $26,209,000 in principal amount that pays interest based on LIBOR and $3,586,000 in principal amount that pays interest based on COFI. Consequently, absent any changes in prepayment rates on the related mortgage certificates, increases in LIBOR and COFI will decrease the Company's net income, and decreases in LIBOR and COFI will increase the Company's net income. The average LIBOR and COFI rates were as follows:

                       Three Months         Nine Months
                     Ended Sept. 30,      Ended Sept. 30,     At Sept. 30, 1996
                    -----------------    -----------------    -----------------
                    1996         1995    1996         1995
                    ----         ----    ----         ----

       LIBOR....... 5.50%        5.94%   5.48%        6.03%         5.50%
       COFI........ 5.07%        5.15%   4.93%        4.91%         4.82%


         The Company's cash flow and return on investment from residual interests also is sensitive to prepayment rates on the mortgage certificates securing the CMOs and underlying the MPCs. In general, slower prepayment rates will tend to increase the cash flow and return on investment from residual interests. The rate of principal prepayments on mortgage certificates is influenced by a variety of economic, geographic, social and other factors. In general, prepayments of the mortgage certificates should increase when the current mortgage interest rates fall below the interest rates on the fixed rate mortgage loans under-lying the mortgage certificates. Conversely, to the extent that then current mortgage interest rates exceed the interest rates on the mortgage loans underlying the mortgage certificates, prepayments of such mortgage certificates should decrease. Prepayment rates also may be affected by the geographic location of the mortgage loans underlying the mortgage certificates, conditions in mortgage loan, housing and financial markets, the assumability of the mortgage loans and general economic conditions.

                    HOMEPLEX MORTGAGE INVESTMENTS CORPORATION



PART II.  OTHER INFORMATION
---------------------------


ITEM 1.       Legal Proceedings
              -----------------

              Not applicable


ITEM 2.       Changes in Securities
              ---------------------

              Not applicable


ITEM 3.       Defaults Upon Senior Securities
              -------------------------------

              Not applicable


ITEM 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              Not applicable


ITEM 5.       Other Information
              -----------------

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


                                       HOMEPLEX MORTGAGE INVESTMENTS CORPORATION




November 14, 1996                      By           \ JAY R. HOFFMAN
                                         ---------------------------------------
                                               Jay R. Hoffman, President,
                                           Treasurer, Chief Financial Officer
                                              and a Duly Authorized Officer
                                       19