Form 10-K405
period 1996-12-31
MONTEREY HOMES CORP
filed 1997-03-31
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                           Commission File No. 0-18605


                           MONTEREY HOMES CORPORATION
             (Exact name of registrant as specified in its charter)

           Maryland                                        86-0611231
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        6613 North Scottsdale Road, Suite 200, Scottsdale, Arizona 85250
               (Address of principal executive offices) (Zip Code)

                                 (602) 998-8700
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value                             New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 21, 1997, the aggregate market value of common stock held by non-affiliates of the Registrant was $17,075,000.

         The number of shares outstanding of the Registrant's common stock on March 21, 1997 was 4,580,611.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions from the Registrant's Proxy Statement relating to the 1997 Annual Meeting of Stockholders to be held on May 29, 1997 have been incorporated by reference into Part III, Items 10, 11, 12 and 13.


                                                     Exhibit Index at page  61
                                                               Total pages 311

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I ........................................................................4
     Item 1.   Business........................................................4
     Item 2.   Properties.....................................................21
     Item 3.   Legal Proceedings..............................................21
     Item 4.   Submission of Matters to a Vote of Security Holders............21

PART II ......................................................................24
     Item 5.   Market for the Registrant's Common Stock and Related
               Stockholder Matters............................................24
     Item 6.   Selected Financial and Operating Data..........................25
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................27
     Item 8.   Financial Statements and Supplementary Data....................41
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................................59

PART III .....................................................................59
     Item 10.  Directors and Executive Officers of the Registrant.............59
     Item 11.  Executive Compensation.........................................59
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management.....................................................59
     Item 13.  Certain Relationships and Related Transactions.................60

PART IV ......................................................................60
     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.......................................................60

SIGNATURES ..................................................................S-1

                                     PART I

Item 1.       Business

                                     Merger

         On December 23, 1996, the stockholders of Homeplex Mortgage Investments Corporation, now known as Monterey Homes Corporation (the "Company"), approved the merger (the "Merger") of Monterey Homes Construction II, Inc., an Arizona corporation ("MHC II"), and Monterey Homes Arizona II, Inc., an Arizona corporation ("MHA II") (collectively, the "Monterey Entities" or "Monterey"), with and into the Company. MHC II and MHA II were privately owned homebuilders with operations in the Phoenix and Tucson, Arizona metropolitan areas. The Merger was effective on December 31, 1996, and was completed pursuant to the terms of an Agreement and Plan of Reorganization, dated September 13, 1996, by and among the Company, MHC II, MHA II and William W. Cleverly and Steven J. Hilton, the shareholders of MHC II and MHA II (the "Merger Agreement").

         Upon consummation of the Merger, the Company's name was changed to Monterey Homes Corporation and the Company's New York Stock Exchange ticker symbol was changed to MTH. In addition, a one-for-three reverse stock split of the Company's issued and outstanding Common Stock, $.01 par value per share, was effected. Except as otherwise indicated, the share information contained herein reflects the one-for-three reverse stock split.

         Prior to the Merger, the Company had elected to be taxed as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company generally was not subject to tax on its income to the extent that it distributed at least 95% of its taxable earnings to stockholders and maintained its qualification as a REIT. As part of the Merger, however, the Company discontinued its status as a REIT because it would no longer be able to meet certain tests with respect to the nature of its assets, share ownership and the amount of distributions, among other things, which are required to be met in order to qualify as a REIT. As a result, any future distributions to the Company's stockholders will not be deductible by the Company in computing its taxable income. In that regard, the Company's Board of Directors intends to retain earnings to finance the growth of the Company's business. The future payment of cash dividends, if any, will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board.

                    Overview of Pre- and Post-Merger Business

         Prior to the Merger, the Company was engaged in the business of making short-term and intermediate-term mortgage loans on improved and unimproved real property ("Real Estate Loans") and owned mortgage assets. In 1993, the Company decided to shift its focus to making Real Estate Loans from the ownership of mortgage assets consisting of mortgage instruments, including residential mortgage loans and mortgage certificates representing interest in pools of residential mortgage loans ("Mortgage Instruments") and mortgage interests, commonly known as residual interests, representing the right to receive the net cash flows on Mortgage Instruments ("Mortgage Interests"). Substantially all of the Company's Mortgage Instruments and the Mortgage
Instruments underlying the Company's Mortgage Interests currently secure or underlie mortgage-collateralized bonds, mortgage pass-through certificates, or other mortgage securities issued by various institutions.

         The Company's business has changed substantially as a result of the Merger. The Company will no longer be engaged primarily in the business of making Real Estate Loans, but instead will be engaged primarily in the homebuilding business -- the business engaged in by Monterey. Accordingly, the "Business" section of this Annual Report on Form 10-K will focus primarily on the operations of Monterey for the year ended December 31, 1996.

         The Company is a Maryland corporation headquartered in Scottsdale, Arizona. The Company's principal executive offices are now located at 6613 North Scottsdale Road, Suite 200, Scottsdale, Arizona 85250, and its telephone number is (602) 998-8700.

         This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, home sales, housing permits, backlog, inventory, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual
Report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in this Annual Report.

                       Homebuilding Operations of Monterey

         Monterey designs, builds, and sells single-family, move-up and semi-custom, luxury homes in the Phoenix and Tucson, Arizona metropolitan areas. Monterey achieved revenue growth from $20.4 million in 1991 to $86.8 million in 1996 and achieved pre-tax income of $6 million in 1996. Monterey attributes this growth principally to the market knowledge and experience of its management team and strong economic conditions in the Phoenix metropolitan area. For the year ended December 31, 1996, Monterey closed 307 homes generating revenues of $86.8 million and as of that date had a backlog of 120 homes under contract.

         Industry

         The homebuilding industry is highly competitive and extremely fragmented, and is greatly affected by a number of factors, on both a national and regional level. Among the most vital factors on a national level are interest rates and the influence of the Federal Reserve Board on interest rates. The homebuilding industry's sensitivity to interest rate fluctuations is two-pronged: an increase or decrease in interest rates affects (i) the homebuilding company directly in connection with its cost of borrowed funds for land and project development and working capital and (ii) home buyers' ability and desire to obtain long-term mortgages at rates favorable enough to service a long-term mortgage obligation. Monterey believes that the availability of less expensive mortgage financing vehicles such as variable rate mortgage loans have encouraged potential home buyers moving to high growth areas to be more willing to purchase a new home now and refinance at a later date.

         Business Strategy

         Monterey's business strategy is to provide its customers with quality move-up and semi-custom, luxury homes in prime locations while catering to customers' desires to customize Monterey's offered floor plans. Monterey seeks to distinguish itself from other production homebuilders by offering homes that it believes have distinctive designs and by offering custom home features at prices that offer a better value than generally available.

         Monterey's business strategy focuses on the following elements:

         Quality Product - Distinctive Design Features. Monterey seeks to maximize customer satisfaction by offering homes that are built with quality materials and craftsmanship, exhibit distinctive design and are situated in premium locations. Its competitive edge in the selling process focuses on the home's features, design and available custom options. Monterey believes that its homes generally offer higher quality and more distinguished designs within a defined price range or category than those built by its competitors.

         Service. Monterey attempts to involve the customer in every phase of the building process through a series of conferences with the sales staff, project managers and construction superintendents. This procedure is designed to give the buyer the opportunity to add custom design features and monitor development of the home, creating a sense of participation in and control over the end product.

         Product Breadth. Monterey has two major product lines: luxury and move-up. The luxury market segment is characterized by unique communities in which Monterey builds semi-custom homes. Monterey rarely duplicates its semi-custom floor plans from one community to another, providing customers within each specific community distinctive luxury homes. The move-up market segment is characterized by lower-priced production homes for which floor plans can be used from community to community. Monterey's expansion into the move-up buyer segment of the market reflects its desire to increase its share of the overall housing market in the Phoenix and Tucson metropolitan areas.

         Target Market. Particularly in its luxury home operations, Monterey focuses on the affluent buyer, including professionals and those purchasing second homes and who may live in the Phoenix or Tucson metropolitan areas on a part-time basis. Because of its customer profile and the nature of the semi-custom, luxury segment of the market, Monterey believes that the demand for this product is less cyclical and less sensitive to the adverse effects of interest rate fluctuation than other segments of the homebuilding industry, and somewhat less affected by economic downturns. For the year ended December 31, 1996, approximately 45% and 55% of Monterey's revenues were derived from the sale of move-up and semi-custom, luxury homes, respectively. For the year ended December 31, 1995, approximately 32% and 68% of Monterey's revenues were derived from the sale of its move-up and semi-custom, luxury homes, respectively. For the year ended December 31, 1994, approximately 15% and 85% of Monterey's revenues were derived from the sale of move-up and semi-custom, luxury homes, respectively. Although semi-custom, luxury home sales as a percentage of the Company's total revenues have declined over the last three years due to a greater emphasis on increasing sales of move-up homes, the Company currently expects to continue to derive a significant portion of its revenues from sales of semi-custom, luxury homes.

         Penetration of New Markets. Depending on existing market conditions, Monterey may explore expansion opportunities in other parts of the Western and Southwestern United States. Its strategy in this regard will be to expand first into similar market niches in areas where it perceives an ability to exploit a competitive advantage. The expansion may be effected through acquisitions of homebuilders operating in such geographic markets.

         Conservative Land Acquisition Policy. Monterey has historically pursued, and will continue to pursue, a conservative land acquisition policy. It generally purchases land subject to complete entitlement, including zoning and utilities services, focusing on development sites which it expects will have less than a three-year inventory of lots. These strategies reduce the risks associated with investments in land. Moreover, it controls lots on a non-recourse, rolling option basis in those circumstances in which it is economically advantageous to do so. To date, Monterey has not speculated in raw land held for investment.

         Markets and Products

         Overview. Monterey's operations primarily serve Scottsdale, Northeast Phoenix and Fountain Hills, Arizona (the "Scottsdale Area") and, beginning in the first half of 1996, Tucson and Oro Valley, Arizona (the "Tucson Area"). Monterey believes that both of these areas represent attractive homebuilding markets with opportunity for long-term growth. Monterey also believes that its operations in Scottsdale are well established and that it has developed a reputation for building quality move-up and semi-custom, luxury homes with distinctive designs.

         Monterey's semi-custom, luxury homes are single-story, two to five bedroom homes, ranging in base price from approximately $244,900 to $505,900. Basements are available on some plans. The homes vary in size from 2,540 square feet to 4,530 square feet and are constructed on lots ranging from 5,500 square feet to one acre.

         Monterey also builds single-family, move-up homes on subdivided lots. These are one and two-story detached homes, with two to five bedrooms, ranging in base price from approximately $169,900 to $227,900. The homes range from 1,970 square feet to 3,050 square feet and are constructed on lots ranging from 6,500 square feet to 10,000 square feet.

         The average sales price for all homes closed during 1996 and 1995 was $282,800 and $284,200, respectively. At December 31, 1995, Monterey had a total of 144 home purchase contracts in backlog totaling $38 million, with an average sales price of $263,100, while at December 31, 1996, Monterey had 120 home purchase contracts in backlog totaling $43 million, with an average sales price of $355,500.

         Scottsdale, Arizona. For 1995 and prior years, Monterey derived its revenues from operations in the Scottsdale Area. Scottsdale is a relatively affluent city within the Phoenix metropolitan area. In addition, Scottsdale has developed detailed master planning and zoning regulations and the Scottsdale Area has typically appealed to the type of higher-income buyer which Monterey generally targets.

         From 1995 to 1996, permits issued for single-family residential units in the City of Scottsdale decreased 3% from 3,194 to 3,077. Permits issued in the Phoenix metropolitan area increased 8.6% from 24,697 to 26,811 for the same time period. Moreover, although single-family housing permits in the Phoenix metropolitan area were at record levels in 1996, real estate analysts are predicting that new home sales in the Phoenix metropolitan area will slow significantly in 1997 and 1998. Any such slowing in new home sales could have a material adverse affect on the Company's operating results.

         The following table presents information relating to the current communities in the Scottsdale Area served by the Company.

                                               Number of       Number of          Number of             Number
                                                 Homes           Homes            Homes in             of Homes         Estimated
                                 Total         Sold as of       Closed at           Backlog            Remaining         Average
                               Number of      December 31,     December 31,     at December 31,     at December 31,       Sales
      Community               Home Sites         1996             1996              1996               1996(1)           Price(2)
      ---------               ----------      ------------     ------------     ---------------     ---------------     ----------
Luxury:

Canada Vistas                      41              25               17                8                  16             $294,400

Eagle Mountain                     29               7                1                6                  22             $432,900

Lincoln Place                      56              23                0               23                  33             $439,150

Portales                           72              67               63                4                   5             $357,900

Scottsdale Country Club            23              21               17                4                   2             $379,900
(Estates)

Scottsdale Country Club            43              43               41                2                   0             $307,600
(Fairway)

SunRidge Canyon                    88              24                8               16                  64             $297,100

Tierra Bella                       35              15                4               11                  20             $379,600

56th St. and Dynamite(3)          143               0                0                0                 143                   --
                                  ---            ----             ----             ----                 ---
    Luxury Subtotal:              530             225              151               74                 305
                                  ---            ----             ----             ----                 ---
Move-up:

Grayhawk                          147              54               43               11                  93             $205,500

Palos Verdes                       72              41               29               12                  31             $192,900
                                  ---            ----             ----             ----                 ---
    Move-up Subtotal:             219              95               72               23                 124
                                  ---             ---              ---              ---                 ---
Total Scottsdale Area:            749             320              223               97                 429
                                  ===             ===              ===              ===                 ===

---------------------------

(1) The "Number of Homes Remaining" is the number of homes that could be built on both the remaining lots available for sale and land to be developed into lots as estimated by Monterey.
(2) "Estimated Average Sales Price" is the current average base sales price of homes offered for sale in each respective community.
(3)  Sales currently  scheduled to open in the third quarter of 1997.
(4) In February 1997, the Company entered into an agreement to purchase additional land adjacent to Gainey Ranch in the Scottsdale Area which the Company intends to develop into a 176 lot community, with sales currently expected to open in the third quarter of 1997.

         Tucson, Arizona. Monterey began offering homes for sale in the Tucson Area in April 1996. The Tucson Area also has experienced growth over the last five years. Annual building permits issued for single-family residential units in the Tucson Area increased moderately from approximately 5,000 in 1995 to approximately 5,200 in 1996, a 4% increase. Real estate analysts are predicting that new home sales in the Tucson metropolitan area will remain relatively flat in 1997.

       The  following  table  presents   information  relating  to  the  current
communities in the Tucson Area served by the Company.

                                              Number of        Number of          Number of            Number
                                               Homes            Homes             Homes in            of Homes         Estimated
                             Total           Sold as of       Closed at           Backlog            Remaining          Average
                           Number of         December 31,     December 31,     at December 31,     at December 31,       Sales
      Community           Home Sites            1996             1996              1996               1996(1)           Price(2)
      ---------           ----------         ------------     ------------     ---------------     ---------------     ----------
The Lakes at Castle
Rock (The Estates)            46                 11               6                  5                  35              $354,200

The Lakes at Castle
Rock (The Park)               66                 12               8                  4                  54              $290,700

The Lakes at Castle
Rock (The Retreat)            56                 31              17                 14                  25              $193,300

Rancho Vistoso(3)            144                  0               0                  0                 144                   --
                             ---                 --              --                ---                 ---
Total Tucson                 312                 54              31                 23                 258
                             ===                 ==              ==                 ==                 ===
Area:

-----------------------------------

(1) The "Number of Homes Remaining" is the number of homes that could be built on both the remaining lots available for sale and land to be developed into lots as estimated by Monterey.
(2) "Estimated Average Sales Price" is the current average base sales price of homes offered for sale in each respective community.
(3)  Sales currently scheduled to open in the second quarter of 1997.


       Land Acquisition and Development

       Most of the land acquired by Monterey is purchased only after necessary entitlements have been obtained so that Monterey has certain rights to begin development or construction as market conditions dictate. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Even after entitlements are obtained, Monterey is still required to obtain a variety of other governmental approvals and permits during the development process. The process of obtaining such governmental approvals and permits can substantially delay the development process. In certain situations in the future, Monterey may consider purchasing untitled property where it perceives an opportunity to build on such property in a manner consistent with its business strategy.

       Monterey selects land for development based upon a variety of factors, including (i) internal and external demographic and marketing studies; (ii) suitability of the projects, which generally are developments with fewer than 150 lots; (iii) suitability for development within a one to three year time period from the beginning of the development process to the delivery of the last house; (iv) financial review as to the feasibility of the proposed project, including projected profit margins, return on capital employed and the capital payback period; (v) the ability to secure governmental approvals and entitlements; (vi) results of environmental and legal due diligence; (vii) proximity to local traffic corridors and amenities; and (viii) management's judgment as to the real estate market, economic trends and experience in a particular market. Monterey may consider purchasing larger properties consisting of 200 to 500 lots or more if it deems the situation to have an attractive profit potential and acceptable risk limitation.

       Due to the strong market in the Scottsdale Area, the availability of land in the Scottsdale Area has decreased and the cost of such land has increased. There can be no assurance that the Company will be able to continue to acquire land in the Scottsdale Area on terms that are favorable to the Company. The Company's inability to acquire land in the Scottsdale Area on favorable terms could have a material adverse effect on the Company's business and operating results.

       Monterey effects its land acquisition through purchases and rolling option contracts. Purchases are financed through traditional bank financing or through working capital. To control its investment in land and land acquisition costs, Monterey often utilizes non-recourse, rolling option contracts. Under the terms of such rolling option contracts, Monterey generally pays a non-refundable deposit of approximately 10% of the total option price at the inception of the option and an additional non-refundable deposit each time it purchases lots in a particular subdivision in the form of lot purchase price premiums above the contractual lot purchase price for a certain number of the lots in the development. Under all of its option contracts, Monterey is required to purchase a certain number of lots on a monthly or quarterly basis. In this way, Monterey pays the non-refundable deposit over time as it purchases lots under its option. As a result, Monterey's risk is limited to having paid a higher price in the form of an additional deposit for the lots which it has purchased if it determines not to exercise its option to purchase the remaining lots subject to the option agreement. Monterey's failure to purchase the lots as required under such agreements would result only in Monterey having paid a lot premium in the form of an additional deposit for those lots purchased as of the date of the contract's termination. At December 31, 1996, Monterey was buying lots under five rolling option contracts totaling 336 lots. The option contracts have expiration dates ranging from June 30, 1997, to August 9, 1999.

       Once the land is acquired, Monterey undertakes, where required, development activities, through contractual arrangements with subcontractors, that include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities, and other amenities.

       Monterey builds homes in master planned communities with home sites that are along or close in proximity to a major amenity, such as a golf course. These master planned communities are designed and developed by major land developers who develop groups of lots commonly referred to as "super pads" which are sold to a single homebuilder. Monterey typically purchases super pads which contain between 60 and 100 fully entitled lots which are roughly graded and have all utilities and paving brought up to the boundaries of the super pad. Monterey completes the development of each super pad by finishing paving, final grading and installing all utilities.

       Monterey also develops its own subdivisions by purchasing entitled property and commencing site planning and development activities. In such cases, its employees supervise the land development process.

       Monterey has occasionally used partnerships or joint ventures to purchase and develop land where such arrangements were necessary to acquire the property or appeared to be otherwise economically advantageous to Monterey. Monterey may continue to consider such arrangements where management perceives an opportunity to acquire land upon favorable terms, minimize risk and exploit opportunities through seller financing.

       Monterey strives to develop a design and marketing concept for each of its projects, which includes determination of size, style and price range of the homes, layout of streets, size and layout of individual lots, and overall community design. The product line offered in a particular project depends upon many factors, including the housing generally available in the area, the needs of a particular market and Monterey's cost of lots in the project. Monterey has utilized an extensive number of floor plans throughout the years, but has offered only about 30 plans in any one year.

       At December 31, 1996, Monterey owned 214 finished lots and had no lots under development in the Scottsdale Area. Monterey also had under contract or subject to the satisfaction of purchase contingencies, 127 finished lots and 185 lots under development in the Scottsdale Area.

       At December 31, 1996, Monterey owned 56 finished lots and 144 lots under development in the Tucson Area. At December 31, 1996, Monterey also had under contract or subject to the satisfaction of purchase contingencies, 81 finished lots in the Tucson Area.

       The following table sets forth by project Monterey's land inventory as of December 31, 1996.

                                                                                 Land Under
                                            Land Owned                      Contract or Option
                                            ----------                      ------------------
                                                   Lots Under                         Lots Under
                                   Finished       Development           Finished     Development
        Projects                     Lots         (estimate)              Lots        (estimate)         Total
        --------                     ----         ----------              ----        ----------         -----
Scottsdale Area:
---------------
Canada Vistas                          24             -                      -             -               24
Eagle Mountain                          7             -                     21             -               28
Grayhawk                               23             -                     81             -              104
Lincoln Place                          56             -                      -             -               56
Palos Verdes                           43             -                      -             -               43
Portales                                9             -                      -             -                9
Scottsdale Country
Club (Estates)                          6             -                      -             -                6
Scottsdale Country
Club (Fairway)                          2             -                      -             -                2
SunRidge Canyon                        13             -                     25             42              80
Tierra Bella                           31             -                      -              -              31
56th Street and Dynamite(1)             0             -                      0            143             143
                                      ---            ---                   ---            ---             ---
Total Scottsdale Area:                214             0                    127            185             526
                                      ---            --                    ---            ---             ---
Tucson Area:
The Lakes at Castle Rock
(The Estates)                          40             -                      -             -               40
The Lakes at Castle Rock
(The Park)                              4             -                     54             -               58
The Lakes at Castle Rock
(The Retreat)                          12             -                     27             -               39
Rancho Vistoso                         -             144                    -              -              144
                                      ---            ---                   ---            ---             ---
Total Tucson Area:                     56            144                    81              0             281
                                      ---            ---                   ---             --             ---
Total:                                270            144                   208            185             807
                                      ===            ===                   ===            ===             ===

--------------------------

(1) Escrow is scheduled to close in May 1997, and sales currently are expected to open in the third quarter of 1997.

       In February 1997, the Company entered into an agreement to purchase additional land adjacent to Gainey Ranch in the Scottsdale Area which the Company intends to develop into a 176 lot community, with sales currently expected to open in the third quarter of 1997.

       At December 31, 1996, and excluding the 56th Street and Dynamite Project which is not yet available for sale, the Company's land inventory was lower than it has been historically. Although the Company is actively attempting to increase its land inventory, there can be no assurance that the Company will be able to do so on terms that are favorable to the Company, especially in light of the decreased availability and increased cost of land in the Scottsdale Area. To the extent it is not offset by additional purchases of land, the low level of land inventory could have a material adverse effect on the Company's operating results in 1997 and, potentially, 1998.

       Construction

       Monterey acts as the general contractor for the construction of its projects. Subcontractors typically are retained on a subdivision-by-subdivision basis to complete construction at a fixed price. Agreements with subcontractors and materials suppliers are generally entered into after competitive bidding on an individual basis. Monterey obtains information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements prior to commencement of the formal bidding process. From time to time, Monterey enters into longer term contracts with subcontractors and suppliers if management believes that more favorable terms can be secured.

       Contracts are awarded to subcontractors who are supervised by Monterey's project managers and field superintendents. Such project managers and field superintendents coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes.

       Monterey   specifies   that  quality,   durable   materials  be  used  in
constructing its homes. Monterey does not maintain significant inventory of construction materials. When possible, Monterey negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors to take advantage of its volume of production. Generally, access to Monterey's principal subcontracting trades, materials and supplies continue to be readily available in each of its markets; however, prices for these goods and services may fluctuate due to various factors, including supply and demand shortages which may be beyond the control of Monterey or its vendors. Monterey believes that its relations with its suppliers and subcontractors are good.

       Monterey generally clusters the homes sold within a project, which management believes creates efficiencies in land development and construction and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Typically, the construction of a home by Monterey is completed within four to eight months from commencement of construction, although construction schedules may vary depending on the availability of labor, materials and supplies, product type and location. Monterey strives to design homes which promote efficient use of space and materials, and to minimize construction costs and time.

       Monterey generally provides a one-year limited warranty on workmanship and building materials with each of its homes. Monterey's subcontractors generally provide an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are usually the primary responsibility of Monterey's subcontractors.

Historically, Monterey has not incurred any material costs relating to any warranty claims or defects in construction.

       Marketing and Sales

       Monterey believes that it has an established reputation for developing high quality homes, which helps generate interest in each new project. In addition, Monterey makes extensive use of advertising and other promotional activities, including magazine and newspaper advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its developments.

       Monterey believes that the effective use of model homes plays an integral part in demonstrating the competitive advantages of its home designs and features to prospective home buyers. Monterey generally employs or contracts with interior designers who are responsible for creating an attractive model home for each product line within a project which is designed to appeal to the preferences of potential home buyers. Monterey generally builds between two and four model homes for each active community depending upon the number of homes to be built within each community and the product to be offered. At December 31, 1996, Monterey owned five model homes in the Scottsdale Area, with no model units under construction. There were no model homes under construction nor any owned in the Tucson Area at December 31, 1996. Monterey attempts, to the extent possible, to sell its model homes and to lease them back from purchasers who own the models for investment purposes or who do not intend to live in the home immediately, either because they are moving from out of state or for other reasons. At December 31, 1996, Monterey had sold and was leasing back 25 model homes at a total monthly lease amount of $68,067.

       Monterey tailors its product offerings, including size, style, amenities and price, to attract higher income home buyers. Monterey offers a broad array of options and distinctive designs and provides a home buyer with the option of customizing many features of their new home.

       Most of Monterey's homes are sold by full-time, commissioned sales employees who typically work from the sales office located in the model homes for each project. Monterey's goal is to ensure that its sales force has extensive knowledge of Monterey's operating policies and housing products. To achieve this goal, all sales personnel are trained and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, and the available product lines, pricing, options and warranties offered by Monterey. Monterey also requires its sales personnel to be licensed real estate agents where required by law. Further, Monterey utilizes independent brokers to sell its homes and generally pays approximately a 3% sales commission on the base price of the home.

       From time to time, Monterey offers various sales incentives, such as landscaping and certain interior home improvements, in order to attract buyers. The use and type of incentives depends largely on prevailing economic conditions and competitive market conditions.

       Backlog

       Although Monterey generally constructs one or two homes per project in advance of obtaining a sales contract, Monterey's homes are generally offered for sale in advance of their construction. The vast majority of the homes sold but not closed in fiscal year 1996 were sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered as "backlog." For a detailed itemization of Monterey's backlog at December 31, 1996, see "Business--Homebuilding Operations of Monterey
- Markets and Products." Monterey does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer.

       The Company's backlog in number of units decreased to 120 at December 31, 1996 from 144 at December 31, 1995. The dollar value of such backlog, however, increased to $42,661,000 at December 31, 1996 from $37,891,000 at December 31, 1995. The decrease in the number of units in backlog at December 31, 1996, due to strong fourth quarter 1996 deliveries may result in lower closings in the first quarter of 1997, which will have an adverse effect on the Company's operating results in that quarter.

       Customer Financing

       With respect to those purchasers requiring financing, Monterey seeks to assist home buyers in obtaining such financing from unaffiliated mortgage lenders offering qualified buyers a variety of financing options. Monterey may pay a portion of the closing costs and discount mortgage points to assist home buyers with financing. Since many home buyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and/or reduce the number of potential home buyers.

       Customer Relations and Quality Control

       Management believes that strong customer relations and an adherence to stringent quality control standards are fundamental to Monterey's continued success. Monterey believes that its commitment to customer relations and quality control have significantly contributed to its reputation as a high quality builder.

       Generally, for each development, representatives of Monterey, who may be a project manager or project superintendent, and a customer relations representative, oversee compliance with Monterey's quality control standards. These representatives allocate responsibility for (i) overseeing home construction; (ii) overseeing performance by subcontractors and suppliers; (iii) reviewing the progress of each home and conducting formal inspections as specific stages of construction are completed; and (iv) regularly updating each buyer on the progress of his or her home.

       Monterey strives to inform and involve the customer in all phases of the building process in most of its communities. Monterey usually holds a pre-construction conference with the customer, sales person and construction superintendent to review the house plans and design features selected by the customer. A second conference is held at the completion of the framing of the house to review the progress and answer any questions the customer may have. Upon completion of the house, a new home orientation manager meets with the customer for a new home orientation.

       Competition and Market Factors

       The development and sale of residential property is a highly competitive and fragmented industry. Monterey competes for residential sales with national, regional and local developers and homebuilders, resales of existing homes, and, to a lesser extent, condominiums and available rental housing. Some of the homebuilders with whom Monterey competes have significantly greater financial resources and/or lower costs than Monterey. Competition among both small and large residential homebuilders are based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Monterey believes that it compares favorably to other homebuilders in the markets in which it operates due primarily to (i) its experience within its specific geographic markets which allows it to develop and offer new products to potential home buyers which reflect, and adapt to, changing market conditions;
(ii) its ability, from a capital and resource perspective, to respond to market conditions and to exploit opportunities to acquire land upon favorable terms; and (iii) its reputation for outstanding service and quality products.

       The homebuilding industry is cyclical and affected by consumer confidence levels, prevailing economic conditions in general, and by job availability and interest rate levels in particular. A variety of other factors affect the homebuilding industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends, the availability of and changes in mortgage financing programs and the availability and cost of land and building materials. Real estate analysts are predicting that new home sales in the Phoenix metropolitan area may slow significantly in 1997 and 1998 and that sales in the Tucson metropolitan area will remain relatively flat in 1997. Such a slowing in new home sales would increase competition among homebuilders in these areas. There can be no assurance that the Company will be able to compete successfully against other homebuilders in the Phoenix and Tucson metropolitan areas in a more competitive business environment that would result from such a slowing in new home sales or that such increased competition will not have a material adverse affect on the Company's business and operating results.

       Government Regulation and Environmental Matters

       Most of Monterey's land is purchased with entitlements, providing for zoning and utility service to project sites and giving it the right to obtain building permits and begin construction almost immediately upon compliance with specified conditions, which generally are within Monterey's control. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on the development activities of Monterey. There can be no assurance, however, that these and other restrictions will not adversely affect Monterey in the future.

       Because most of Monterey's land is entitled, construction moratoriums generally would only adversely affect Monterey if they arose from health, safety and welfare issues, such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. These fees are normally established when Monterey receives recorded final maps and building permits. However, as Monterey expands it may also become increasingly subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, "slow-growth" initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which Monterey may then operate.

       Monterey is also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. In the principal market of Scottsdale, Monterey is subject to several environmentally sensitive land ordinances which mandate open space areas with public easements in housing developments. Monterey must also comply with flood plain concerns in certain desert wash areas, native plant regulations and view restrictions. These and similar laws may result in delays, cause
Monterey to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, however, compliance with such ordinances has not materially affected Monterey's operations. No assurance can be given that such a material adverse effect will not occur in the future.

       Bonds and Other Obligations

       Monterey generally is not required, in connection with the development of its projects, to obtain letters of credit and performance, maintenance and other bonds in support of its related obligations with respect to such development. Such bonds are usually provided by subcontractors.

       Employees and Subcontractors

       At December 31, 1996, Monterey had 92 employees, of which 11 were in management and administration, 25 in sales and marketing, and 56 in construction operations. The employees are not unionized, and Monterey believes that its relations with its employees are good. Monterey acts solely as a general contractor and all of its construction operations are conducted through project managers and field superintendents who manage third party subcontractors. Monterey utilizes independent contractors for construction, architectural and advertising services.


                    Real Estate Loan Business Prior to Merger

       Prior to the Merger, the Company made or acquired short-term and intermediate-term Real Estate Loans. A short-term loan generally has a maturity of one year or less and an intermediate- term loan generally has a maturity of not more than three years.

       In the latter half of 1995, in  anticipation  of a potential  acquisition transaction, the Company slowed its origination of Real Estate Loans. The following table sets forth information relating to the Company's only outstanding Real Estate Loan at December 31, 1996.

                                      Interest                                                             Amount
           Description                 Rate                         Payment Terms                       Outstanding
-------------------------------         ---     ------------------------------------------------        -----------
First Deed of Trust on 41 acres         16%     Interest only monthly, principal due October 18,         $1,696,000
of land in Gilbert, Arizona,                    1997.
face value of $2,800,000.

The above loan was current at December 31, 1996. The Company does not intend to make any additional Real Estate Loans in the future.


                    Mortgage Assets Acquired Prior to Merger

         Prior to the Merger, the Company acquired a number of mortgage assets as described herein, consisting of mortgage interests (commonly known as "residuals") and mortgage instruments. Mortgage instruments consist of mortgage certificates representing interests in pools of residential mortgage loans ("Mortgage Certificates").

         Mortgage interests entitle the Company to receive net cash flows (as described below) on mortgage instruments securing or underlying Mortgage Securities and are treated for federal income tax purposes as interests in real estate mortgage investments conduits ("REMICs") under the Code. Substantially all of the Company's mortgage instruments and the mortgage instruments underlying the Company's mortgage interests currently secure or underlie mortgage-collateralized bonds ("CMOs"), mortgage pass-through certificates ("MPCs") or other mortgage securities (collectively, "Mortgage Securities").

         The Company's mortgage assets generate net cash flows ("Net Cash Flows") which result primarily from the difference between (i) the cash flows on mortgage instruments (including those securing or underlying various series of Mortgage Securities as described herein) together with reinvestment income thereon and (ii) the amount required for debt service payments on such Mortgage Securities, the costs of issuance and administration of such Mortgage Securities and other borrowing and financing costs of the Company. The revenues received by the Company are derived from the Net Cash Flows received directly by the Company as well as any Net Cash Flows received by trusts in which the Company has a beneficial interest to the extent of distributions to the Company as the owner of such beneficial interest.

         Mortgage Certificates consist of fully-modified pass-through mortgage-backed certificates guaranteed by GNMA ("GNMA Certificates"), mortgage participation certificates issued by FHLMC ("FHLMC Certificates"), guaranteed mortgage pass-through certificates issued by FNMA ("FNMA Certificates") and certain other types of mortgage certificates and mortgage- collateralization obligations ("Other Mortgage Certificates").

         Mortgage Securities consisting of CMOs and MPCs typically are issued in series. Each such series generally consists of several serially maturing classes secured by or representing interests in mortgage instruments. Generally, payments of principal and interest received on the mortgage instruments (including prepayments on such mortgage instruments) are applied to payments. Certain Classes of the Mortgage Securities will be subject to redemption at the option of the Issuer of such series or upon the instruction of the Company (as the holder of the residual interest in the REMICs with respect to the other Mortgage Securities Classes subject to redemption) on the dates specified herein in accordance with the specific terms of the related Indenture, Pooling Agreement or Trust Agreement, as applicable. Certain Classes which represent the residual interest in the REMIC with respect to a series of Mortgage Securities (referred to as "Residual Interest Classes") generally also are entitled to additional amounts, such as the remaining assets in the REMIC after the payment in full of the other Classes of the same series of Mortgage Securities and any amount remaining on each payment date in the account in which distributions on the mortgage instruments securing or underlying the Mortgage Securities are invested after the payment of principal and interest on the related Mortgage Securities and the payment of expenses.

         As of December 31, 1996, the Company owned mortgage interests with respect to eight separate series of Mortgage Securities with a net amortized cost balance of approximately $3,909,000. This cost represents the aggregate purchase price paid for such mortgage interests less the amount of distributions on such mortgage interests received by the Company representing a return of investment.

         As a result of the Merger and the termination of the Company's REIT status, the Company does not intend to acquire any additional mortgage assets. The Company may elect in the future to (i) hold the mortgage assets to maturity,
(ii) redeem the mortgage assets on or after the allowable redemption dates specified in the controlling agreement or (iii) sell the mortgage assets. The impact of each of the foregoing actions on the Company's operating results is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Financial Condition of the Company -- Mortgage Asset Considerations."

Item 2.       Properties

         The Company leases approximately 11,000 square feet of office space for its corporate headquarters from a limited liability company ("LLC") owned by Messrs. Cleverly and Hilton in an approximately 14,000 square foot office building in Scottsdale, Arizona. Monterey leases the space on a five-year lease (ending September 1, 1999), net of taxes, insurance and utilities, at an annual rate which management believes is competitive with lease rates for comparable space in the Scottsdale area. Rents paid to the LLC totaled $173,160 and $164,394 during fiscal years 1996 and 1995, respectively. The Company has an option to expand its space in the building and to renew the lease for additional terms at rates which are competitive with those in the market at such time. Management believes that the terms of the lease are no less favorable than those which it could obtain in an arm's length negotiated transaction. The Company leases approximately 1,500 square feet of office space in Tucson, Arizona. The lease term is for 37 months commencing on October 1, 1995 at an initial annual rent of $13.74 per square foot, increasing during the term of the lease to an ending rate of $15.74 per square foot.

         The Company also leases, on a triple net basis, 25 model homes. Such leases are for terms ranging from 2 months to 27 months, with renewal options ranging from 30 days to over 1 year, on a month-to-month basis. The lease rates are typically equal to 7% to 12% of the sales price of the homes per annum.

Item 3.       Legal Proceedings

         The Company is involved in various routine legal proceedings incidental to its business. Management believes that none of these legal proceedings, certain of which are covered by insurance, will have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.       Submission of Matters to a Vote of Security Holders

         The 1996 Annual Meeting of the Company's stockholders was held on December 23, 1996. The proposals voted upon at the meeting and the votes cast for such proposals are set forth below. The share numbers in this Item 4 have not been adjusted for the one-for-three reverse stock split effectuated upon consummation of the Merger.

         (1) To approve the merger of the Monterey Entities with and into the Company and to approve the transactions related to the Merger; including the issuance of up to 4.7 million shares of Common Stock, $.01 par value per share, to William W. Cleverly and Steven J. Hilton, the two stockholders of the Monterey Entities (collectively, the "Monterey Stockholders").

         5,535,660   votes  were  cast  in  favor  of  the  Merger  and  related
transactions,   while  1,792,909  were  cast  against  the  merger  and  related transactions. There were 132,830 abstentions and no broker non-votes.

         (2) To approve an amendment to the Company's Articles of Incorporation to, among other things, (a) change the Company's name to "Monterey Homes Corporation," (b) reclassify and change each share of Common Stock issued and outstanding into one-third of a share of Common Stock, (c) amend and make more strict the restrictions on the transfer of Common Stock to preserve the Company's net operating loss carry forward and (d) provide for a classified Board of Directors, with one class being elected for a two-year term (the "Class I Directors"), and the other class of directors (the "Class II Directors") being elected for a one-year term (the "Charter Amendment").

         5,206,434 votes were cast in favor of the Charter Amendment to the Articles of Incorporation while 2,118,685 votes were cast against the Charter Amendment. There were 136,280 abstentions and no broker non-votes.

         (3) To elect (a) a five-member classified Board of Directors consisting of an existing director of Homeplex Alan D. Hamberlin, and William W. Cleverly, Steven J. Hilton, Robert G. Sarver and C. Timothy White (collectively, the "Post-Merger Directors") to hold office upon the effectiveness of the Merger to the next annual meeting and until their successors are elected, and (b) a five-member non-classified Board of Directors (the "Pre-Merger Directors") to hold office until the Merger is consummated or if for any reason the Merger is not consummated, to the next annual meeting and until their successors are elected. The results of the vote for and withheld from each of the Post-Merger Directors and Pre-Merger Directors were as follows:

POST MERGER DIRECTORS                              FOR               WITHHELD
---------------------                              ---               --------

           William W. Cleverly                  5,643,428           1,817,971
           Steven J. Hilton                     5,640,903           1,820,496
           Alan D. Hamberlin                    5,634,453           1,826,946
           Robert G. Sarver                     5,651,178           1,810,221
           C. Timothy White                     5,650,653           1,810,746

PRE MERGER DIRECTORS
--------------------

           Alan D. Hamberlin                    5,641,578           1,819,821
           Jay R. Hoffman                       5,651,978           1,809,421
           Larry E. Cox                         5,648,178           1,813,221
           Mark A. McKinley                     5,648,278           1,813,121
           Gregory K. Norris                    5,652,978           1,808,421


         (4) To approve the issuance of stock options covering 750,000 shares of Homeplex Common Stock to Alan D. Hamberlin, a director and the Chief Executive Officer of Homeplex, pursuant to an existing employment agreement and related stock option agreement between Homeplex and Alan D. Hamberlin (the "Hamberlin Stock Options").

         4,424,566 votes were cast in favor of the Hamberlin Stock Options and 2,727,839 against. There were 273,679 abstentions and 35,315 broker non-votes.

         (5) To approve amendments to Homeplex's existing stock option plan and related stock option agreements between Homeplex and certain senior executive officers and directors of Homeplex to extend the exercise period after an optionee ceases to be a director or employee of Homeplex from three months to two years after cessation of employment or service as a director (the "Stock Option Extension").

         4,432,815 votes were cast in favor of the Stock Option Extension and 2,705,494 against. There were 285,709 abstentions and 37,381 broker non-votes.

                                     PART II


Item 5.       Market for the Registrant's Common  Stock and Related  Stockholder
              Matters

General

         The Company's Common Stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol "MTH." The following table sets forth the high and low closing sales prices, adjusted for stock splits, of the Common Stock, as reported by the NYSE, for the periods indicated below.



                                                    High               Low
1996                                                ----               ---
First Quarter                                          6              4 1/8
Second Quarter                                     8 5/8              4 7/8
Third Quarter                                      8 1/4                  6
Fourth Quarter                                     7 7/8              6 3/4

1995
First Quarter                                      5 1/4                  3
Second Quarter                                     6 3/8              3 3/4
Third Quarter                                      6 3/8              4 1/2
Fourth Quarter                                     5 5/8              4 1/8

         On March 20, 1997, the closing sales price of the Company's Common Stock as reported by the NYSE was $5 7/8 per share. At that date, the number of stockholder accounts of record of the Company's Common Stock was 544. The Company believes that there are approximately 5,000 beneficial owners of Common Stock.

         Cash dividends per share paid by the Company were $.06 in 1996, $.09 in 1995, $.06 in 1994, $.09 in 1993 and $1.20 in 1992, representing distributions of taxable income arising out of the Company's status as a REIT. The foregoing amounts reflect the one-for-three reverse stock split which occurred on December 31, 1996. The Company's loan and debt agreements contain certain covenants that restrict the payment of dividends if the financial condition, results of operation and capital requirements of the Company fail to meet certain specified levels. In addition, the Company's Board of Directors has indicated that the Company will not pay any permitted cash dividends for the foreseeable future. Instead, the Company's Board intends to retain earnings to finance the growth of the Company's business. The future payment of cash dividends, if any, will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board.

Factors That May Affect Future Stock Performance

         The performance of the Company's Common Stock is dependent upon several factors, including those set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results and Financial Condition."

         Restrictions or Transfer; Influence by Principal Stockholders. In order to preserve certain net operating loss carryforwards, the Company's charter precludes (i) any person from transferring such shares if the effect thereof would be to make any person or group an owner of 4.9% or more of the outstanding shares of Common Stock, or (ii) an increase in the ownership position of any person or group that already owns 4.9% or more of such outstanding shares. As a result of the foregoing factors, Messrs. Cleverly and Hilton should have working control of the Company for the foreseeable future. One or more of the foregoing factors could delay or prevent a future change of control of the Company, which could depress the price of the Common Stock.

         Possible Volatility of Stock Price. The market price of the Company's Common Stock could be subject to significant fluctuations in response to certain factors, such as, among others, variations in anticipated or actual results of operations of the Company or other companies in the homebuilding industry, changes in conditions affecting the economy generally, analysts' reports or general trends in the industry, as well as other factors unrelated to the Company's operating results.

Item 6.       Selected Financial and Operating Data

         The following table sets forth selected historical consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1996. The selected annual historical consolidated financial data for 1996 are derived from the Company's Consolidated Financial Statements audited by KPMG Peat Marwick LLP, independent auditors. The selected annual historical consolidated financial data for 1995, 1994, 1993 and 1992 are derived from the Company's Consolidated Financial Statements audited by Ernst & Young LLP, independent auditors. For additional information, see the Consolidated Financial Statements of the Company included elsewhere in this Annual Report. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations." Due to the Merger, the historical results are not indicative of future results. Pro forma financial information reflecting the Merger is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pro-Forma Results of Operations."

                     Historical Consolidated Financial Data
                  (Dollars in Thousands, Except Per Share Data)

                                                                                    Years Ended December 31,
                                                     -------------------------------------------------------------------------
                                                         1996           1995           1994            1993           1992
                                                     -----------    ------------   ------------   ------------   -------------
Income Statement Data:
Income (loss) from mortgage assets.................     $2,244         $ 3,564       $ (1,203)       $ (21,814)    $  (14,068)

Interest expense...................................        238             868          1,383            2,274          2,750
General, administrative and other expense..........      1,710           1,599          1,938            1,822          2,315
Income (loss) before effect of accounting change
 and extraordinary loss............................        296           1,097         (4,524)         (25,910)       (19,133)
Cumulative effect of accounting change(1)..........      --              --             --              (6,078)         --
Extraordinary loss(2)..............................       (149)          --             --               --             --
                                                     ---------      ----------     ----------     ------------   ------------
Net income (loss)..................................     $  147         $ 1,097       $ (4,524)       $ (31,988)    $  (19,133)
                                                     =========      ==========     ==========     ============   ============
Income (loss) per share before effect of
accounting change/extraordinary loss...............     $  .09         $   .34       $  (1.40)       $   (7.98)    $    (5.79)
Cumulative effect of accounting change per share...      --              --              --              (1.89)           --
Extraordinary loss per share.......................       (.05)          --              --               -               --
                                                     ---------      ----------     ----------     ------------   ------------
Net income (loss) per share........................     $  .04         $   .34       $  (1.40)       $   (9.87)    $    (5.79)

                                                     =========      ==========     ==========     ============   ============
Cash dividends per share(3)........................     $  .06         $   .09       $    .06        $     .09     $     1.20
                                                     =========      ==========     ==========     ============   ============

                                                                                    At December 31,
                                                     ------------------------------------------------------------------------
                                                       1996(4)           1995           1994            1993          1992
                                                     ------------    ------------   ------------    ------------  -----------
Balance Sheet Data:
Real estate loans..................................     $1,696         $ 4,048        $ 9,260          $   320     $      0
Residual interests.................................      3,909           5,457          7,654           17,735       66,768
Total Assets.......................................     72,821          27,816         31,150           43,882       87,063
Notes Payable......................................     30,542           7,819         11,783           19,926       31,000
Total liabilities..................................     45,876           9,368         13,508           21,505       32,357
Stockholders' equity...............................     26,945          18,448         17,642           22,377       54,706

-------------------------------

(1) Reflects the cumulative effect of adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(2)  Reflects extraordinary loss from early extinguishment of long-term debt.
(3) For any taxable year in which the Company qualified and elected to be treated as a REIT under the Code, the Company was not subject to federal income tax on that portion of its taxable income that was distributed to stockholders in or with respect to that year. Regardless of such distributions, however, the Company may be subject to tax on certain types of income. Due to the Merger, the Company did not qualify as a REIT in 1996.
(4)  Reflects the Merger consummated on December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As a result of the Merger, the primary business of the Company has changed from the making of real estate loans to homebuilding. Accordingly, this Annual Report on Form 10-K includes discussion and analysis of the financial condition and results of operation for the Company, as well as a discussion and analysis of the pro forma results of operations of the Company reflecting the Merger as though the Merger was consummated on January 1, 1995.

                        Historical Results of Operations

         Year Ended December 31, 1996 Compared to 1995

         The Company had net income of $147,000 or $.04 per share in 1996 compared to income of $1,097,000 or $.34 per share in 1995. Results for the year ended December 31, 1996 include an extraordinary loss from the early extinguishment of debt of $148,000 or $.05 per share.

         The Company's income from Mortgage Assets was $2,244,000 in 1996 compared to income of $3,565,000 in 1995. Interest income on real estate loans decreased from $1,618,000 in 1995 to $571,000 in 1996 due to the reduction of the Company's real estate lending program.

         The Company's interest expense declined from $868,000 in 1995 to $238,000 in 1996 due to a reduction of the average aggregate long-term debt.

         Year Ended December 31, 1995 Compared to 1994

         The Company had net income of $1,097,000 or $.34 per share in 1995 compared to a net loss of $4,523,000 or $1.40 per share in 1994.

         The Company's income from Mortgage Assets was $3,565,000 in 1995 compared to a loss of $1,202,000 in 1994. The 1994 loss included a net charge of $3,343,000 to write down the Company's investments in several of its residual interests.

         Interest income on real estate loans increased from $1,112,000 in 1994 to $1,618,000 in 1995 due to the expansion of the Company's real estate lending program.

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

Liquidity, Capital Resources and Commitments

         Liquidity, capital resources and commitments should be viewed for the combined Company in light of the Merger. As a result, the following discusses the liquidity, capital resources and commitments of the combined Company as a result of the Merger.

         The Company uses a combination of existing cash, unused borrowing capacity, internally generated funds and customer deposits to meet its working capital requirements. At December 31, 1996, the Company had $20.0 million in short-term, secured, revolving construction loan agreements of which approximately $7.3 million was outstanding. The Company also had outstanding approximately $9.6 million at December 31, 1996 of secured construction loan agreements.

         The Indenture relating to the Company's 13% Senior Subordinated Notes and the Company's various loan agreements contain restrictions which could, depending on the circumstances, affect the Company's ability to obtain additional financing in the future. If the Company at any time is not successful in obtaining sufficient capital to fund its then-planned development and expansion costs, some or all of its projects may be significantly delayed or abandoned. Any such delay or abandonment could result in cost increases or the loss of revenues and could have a material adverse effect on the Company's results of operation and ability to repay its indebtedness.

         The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The early stages of development or expansion require significant cash outlays for, among other things, land acquisition, obtaining plat and other approvals, construction of amenities which may include community tennis courts, swimming pools and ramadas, model homes, roads, certain utilities and general landscaping. Since these costs are capitalized, this can result in income reported for financial statement purposes during those early stages significantly exceeding cash flow. After the early stages of development and expansion when these expenditures are made, cash flow can significantly exceed income reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs.

         At December 31, 1996, the Company had a net operating loss carryforward, for income tax purposes, of approximately $53,000,000. This tax loss may be carried forward, with certain restrictions, for up to 13 years to offset future taxable income, if any.

         Impact of Inflation

         Periods of high inflation can have a negative impact on the operations of the Company. Real estate and residential housing demand are affected by inflation, which can cause increases in interest rates, the price of land, raw materials and subcontracted labor. An increase in interest rates corresponds with higher construction and financing costs, which can result in lower gross margins or in losses. High mortgage interest rates may also make it more difficult for the Company's potential customers to finance the purchase of a new home or to sell an existing home. Unless costs are recovered through greater sales prices, gross margins will decrease and losses may be incurred. A prospective buyer's ability to afford new housing may also be affected by an increase in sales price, whether the result of inflation or demand.

         Seasonality

         The Company has historically closed more units in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for its semi-custom, luxury product homes. The Company expects that this seasonal trend will continue in the future, but may change slightly as operations expand within the move-up segment of the market.

                         Pro Forma Results of Operations

         The analysis of the activities and operations of the Company should be considered in light of the operations of Monterey. To assist in the understanding of those operations management has prepared pro forma condensed combined operating results for discussion purposes. Those results are presented for the years ended December 31, 1996 and 1995 and they reflect the impact of combining Monterey with the Company as though the acquisition occurred on January 1, 1995. These results are presented only for purposes of analysis and they are not meant to be indicative of future results of operations, nor are they meant to be considered for purposes other than additional information.

                                                                      Pro Forma Results of Operations
                                                                      For the Year Ended December 31,
                                                                      -------------------------------
                                                                     1996                        1995
                                                        (Dollars in thousands, except per share data)

Sales revenue                                                    $ 87,754                    $ 71,491
Cost of Sales                                                      75,099                      60,557
                                                                   ------                      ------
    Gross profit                                                   12,655                      10,934
Selling, general and administrative                                 7,777                       6,792
                                                                   ------                      ------
    Operating income                                                4,878                       4,142

Other income                                                        1,998                       2,836
                                                                   ------                      ------
    Earnings before income taxes                                    6,876                       6,978

Income tax expense                                                    756                         768
                                                                   ------                      ------
    Net earnings                                                   $6,120                      $6,210
                                                                   ======                      ======

Earnings per share                                                  $1.27                       $1.28
                                                                    =====                       =====

--------------------

         The key assumptions in the pro forma results of operations relate to the following:

         (1)  The transaction was consummated on January 1, 1995.
         (2) Compensation expense was adjusted to add the new employees' cost and to deduct the terminated employees' cost.
         (3) The net operating loss was utilized to reduce the maximum amount of taxable income possible.

         General

         Monterey's results of operations for any period are affected by many factors such as the number of development projects under construction, the length of the development cycle of each project, product mix and design, weather, availability of financing, suitable development sites, material and labor, and national and local economic conditions. Historically, Monterey has operated primarily in the semi-custom, luxury segment of the homebuilding industry. Monterey's expansion into the move-up segment of the market has resulted in product mix and design becoming more influential factors affecting the average home sales price and gross margins. Monterey experiences greater competition from other homebuilders in the move-up segment of the market that can affect its ability to increase sales prices even if costs are rising. The average sales price of homes is further influenced by home size and desirability of project locations.

         During the past several years the demand for homes and availability of capital for land acquisition, development and home construction in Arizona has increased. In response to these conditions, Monterey has expanded its operations to acquire additional sites for development of new projects. As of December 31, 1996, Monterey was actively selling homes in twelve communities and preparing to open for sales in one new community. At December 31, 1995, Monterey was actively selling homes in five communities. There can be no assurance that the favorable conditions in Arizona will continue, and although housing demand in the Phoenix metropolitan area during 1996 was at record levels, recent reports indicate that there will be a significant slowing in new home sales in the Phoenix metropolitan area and that new home sales in the Tucson metropolitan area will remain relatively flat in 1997. In addition, housing permits in the Tucson metropolitan area remained relatively flat from 1995 to 1996.

         Due to faster than anticipated sales and closing rates occurring in certain Monterey subdivisions during 1995 and the slower than anticipated completion of lot development in four new subdivisions in late 1995, Monterey's inventory of finished lots entering 1996 was lower than expected. In spite of the low beginning lot inventory, Monterey was able to complete and begin sales of these lots in 1996, and along with sales in new communities, increased unit sales and home closing revenue in the Scottsdale Area in 1996. Start up costs incurred by in the Tucson Area and merger related costs negatively impacted Monterey's net income in 1996. The continuation of Monterey's past revenue and profitability levels is dependent on its ability to identify and obtain competitively priced and well located replacement land inventory. Strong fourth quarter 1996 deliveries will result in a lower than usual number of home closings in the first quarter of 1997, which will have a material adverse effect on the Company's operating results in the first quarter of 1997.

         Year Ended December 31, 1996 Compared to 1995

         Home Sales Revenue. Monterey's housing sales revenue for any period is the product of the number of units closed during the period and the average sales price per unit.

         The following table presents comparative 1996 and 1995 housing sales revenue.




                                                                                  Dollar/Unit     Percentage
        (Dollars in Thousands)                     Year Ending December 31,        Increase         Increase
                                                     1996              1995       (Decrease)       (Decrease)
                                                     ----              ----       ----------       ----------
Dollars................................           $86,829           $67,926         $18,903            27.8%
Units Closed...........................               307               239              68            28.5%
Average Sales Price....................            $282.8            $284.2           ($1.4)           (1.0%)

         The increase in revenues of approximately $19 million during 1996 over the previous year was caused by the increase in unit closings partially offset by lower average sales prices. The average sales price decreased from the prior year due to an increase in closings produced by Monterey's lower priced move-up subdivisions, which made up approximately 55% of the homes closed in 1996. The average sales price of Monterey's luxury, semi-custom product line is in excess of $300,000 and Monterey's move-up product line averages $205,000. Unit closings increased due to the growth in the number of subdivisions producing home closings from nine in the prior year to fifteen in the current year.

         Land Sales Revenue. Monterey closed one land sale during 1996, which produced revenue of $925,000 and gross profit of $506,000 and sold one land parcel during 1995, which produced revenue of $3,565,000 and gross profit of $433,000.

         Gross Profit. Gross profit equals sales revenue, net of cost of sales, which include developed lot costs, unit construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs.

         The following table presents comparative 1996 and 1995 gross profit.

                                                                                        Dollar/Unit         Percentage
(Dollars in Thousands)                                      Year ending December 31,      Increase           Increase
                                                              1996              1995     (Decrease)         (Decrease)
                                                              ----              ----     ----------         ----------
Dollars........................................            $12,665           $10,934         $1,721              15.7%
Percent of Housing Revenues....................              14.6%             16.1%           (1.5%)            (9.3%)

         The increase in gross profit is primarily attributable to a 27.8% increase in dollar revenues offset slightly by a 1.5% decrease in the gross profit margin. The gross profit margin decreased slightly mainly due to higher lot costs and capitalized interest in cost of sales which was mostly offset by lower direct construction costs and construction overhead.

         Interest incurred and capitalized by Monterey was $3,700,000 and $2,240,000 in 1996 and 1995, respectively. Interest amortized and included in cost of sales in 1996 was $2,600,000 compared to $1,700,000 in 1995. As a percentage of revenue the amortized amounts in 1996 and 1995 were 3.0% and 2.4%, respectively.

         Selling, General and Administrative Expenses. The selling, general and administrative expenses category includes advertising, model and sales office, sales administration, commissions and corporate overhead costs. Selling, general and administrative expenses were approximately $7.8 million for the year ended December 31, 1996 compared to approximately $6.8 million for 1995. Sales commissions paid in 1996 were $2,581,000 compared to $2,039,000 in 1995, an increase of 27%, based on greater sales volume. There were also increased advertising and overhead expenses generated in supporting a greater number of active subdivisions

         Net Earnings. Net earnings decreased to approximately $6.1 million for the year ended December 31, 1996 from approximately $6.2 million for the prior year. This decrease is primarily the result of a $1 million decrease in interest income from real estate loans along with increased selling and general and administrative expenses offset by greater gross profit recognized from housing revenues.

         Other Operating Matters

         Net Orders. Net orders for any period represent the number of units ordered by customers (net of units canceled) multiplied by the average sales price per units ordered.

         The following table presents comparative 1996 and 1995 net orders.



       (Dollars in Thousands)                                                    Dollar/Unit       Percentage
                                                Year Ending December 31,           Increase         Increase
                                                1996                1995          (Decrease)       (Decrease)
                                                ----                ----           --------         --------
Dollars.............................         $90,182             $59,933              30,249            50.5%
Units Ordered.......................             283                 241                  42            17.4%
Average Sales.......................          $318.6              $248.7               $69.9            28.1%

         The dollar volume of net orders increased by 50.5% over the prior year due to an increase in average sales prices and higher unit sales. The average sales price increased due to a greater portion of sales occurring in Monterey's lower-priced move-up communities during the prior year. The increase in net orders is primarily attributable to a greater number of subdivisions open for sale.

         Monterey does not include sales which are contingent upon the sale of the customer's existing home as orders until the contingency is removed. Historically Monterey has experienced a cancellation rate of less than 16% of gross sales.

         Net Sales Backlog. Backlog represents net orders of Monterey which have not closed.

         The following table presents comparative 1996 and 1995 net sales backlog.



       (Dollars in Thousands)                                                     Dollar/Unit          Percentage
                                                Year Ending December 31,            Increase            Increase
                                                1996                1995           (Decrease)          (Decrease)
                                                ----                ----            --------            --------
Dollars.............................         $42,661             $37,891                4,770               12.6%
Units Ordered.......................             120                 144                  (24)             (16.7%)
Average Sales.......................          $355.5              $263.1                $92.4               35.1%

         Dollar backlog increased 12.6% over the December 31, 1995 amount due to an increase in average sales price. Average sales price has increased due to the sell out of Monterey's lower-priced Vintage Condominium subdivision and greater sales in the other move-up communities. Units in backlog decreased due to seasonal fluctuations which cause year-end backlog to typically be lower than at other times during the year.

         Financial and Operating Data of Monterey Prior to the Merger

         As a result of the Merger, management believes that the Combined Financial Data for Monterey for the year ended December 31, 1996, and for each of the years in the five-year period then ended, are also relevant in evaluating the Company's operating results on a going forward basis. Accordingly, the table below sets forth certain financial and operating data regarding Monterey.


                        Monterey Combined Financial Data
                  (Dollars In Thousands, Except Per Share Data)

                                                                                Year Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                        1996            1995             1994             1993             1992
                                                     -----------     -----------     ------------     ------------     ------------
Operating Statement Data:
Total revenues.....................................      $87,754         $71,491          $60,941          $40,543          $35,111
Cost of sales......................................       74,874          60,332           50,655           34,664           29,544
Selling, general and administrative expenses.......        6,863           4,899            4,123            3,267            3,383
                                                     -----------     -----------     ------------     ------------     ------------
Operating income...................................        6,017           6,260            6,163            2,612            2,184
Other income (expense).............................          (49)            141              102              (92)              32
                                                     -----------     -----------     ------------     ------------     ------------
Net earnings.......................................       $5,968         $ 6,401          $ 6,265          $ 2,520          $ 2,216
                                                     ===========     ===========     ============     ============     ============



                                                                                Year Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                        1996            1995             1994             1993             1992
                                                     -----------     -----------     ------------     ------------     ------------
Operating Data: (Unaudited)
Unit sales contracts (net of cancellations)........          283             241              243              167              151
Units closed.......................................          307             239              201              142              133
Units in backlog at end of period..................          120             144              142              100               75
Aggregate sales value of homes in  backlog.........      $42,661         $37,891          $43,981          $30,826          $19,970
Average sales price per home closed................      $   283         $   284          $   299          $   285           $  264



                                                                                    At December 31,
                                                     ------------------------------------------------------------------------------
                                                       1996(1)          1995             1994             1993             1992
                                                     -----------     -----------     ------------     ------------     ------------
Balance Sheet Data:
Real estate under development......................      $36,501         $33,929          $17,917          $13,736           $9,553
Total assets.......................................       45,741          42,654           28,820           19,227           12,366
Notes payable......................................       30,542          24,316           12,255            7,632            3,463
Stockholders' equity...............................        1,783           9,108            6,898            3,121            2,193

----------------------
(1)      Does not reflect the Merger consummated on December 31, 1996

                     Factors That May Affect Future Results
                     and Financial Condition of the Company

         The Company's future operating results and financial condition are dependent on the Company's ability to successfully design, develop, construct and sell homes that satisfy dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below.

         Homebuilding Industry Factors. The homebuilding industry is cyclical and is significantly affected by changes in national and local economic and other conditions, such as employment levels, availability of financing, interest rates, consumer confidence and housing demand. Although the Company believes that its customers (particularly purchasers of luxury homes) are somewhat less price sensitive than generally is the case for other homebuilders, such uncertainties could adversely affect the Company's performance. In addition, homebuilders are subject to various risks, many of which are outside the control of the homebuilders, including delays in construction schedules, cost overruns, changes in government regulation, increases in real estate taxes and other local government fees, and availability and cost of land, materials, and labor. Although the principal raw materials used in the homebuilding industry generally are available from a variety of sources, such materials are subject to periodic price fluctuations. There can be no assurance that the occurrence of any of the foregoing will not have a material adverse effect on the Company.

         Customer demand for new housing also impacts the homebuilding industry. Real estate analysts predict that new home sales in the Phoenix metropolitan area may slow significantly during 1997 and 1998 and that such sales in the Tucson metropolitan area will remain relatively flat in 1997. Any such slowing in new home sales would have a material adverse affect on the Company's business and operating results.

         The homebuilding industry further is subject to the potential for significant variability and fluctuations in real estate values, as evidenced by the changes in real estate values in recent years in Arizona. Although the Company believes that its projects are currently reflected on its balance sheet at appropriate values, no assurance can be given that write-downs of some or all of the Company's projects will not occur if market conditions deteriorate, or that such write-downs will not be material in amount.

         Fluctuations in Operating Results. Monterey historically has experienced, and in the future the Company expects to continue to experience, variability in home sales and net earnings on a quarterly basis. Factors expected to contribute to this variability include, among others (i) the timing of home closings and land sales, (ii) the Company's ability to continue to acquire additional land or options to acquire additional land on acceptable terms, (iii) the condition of the real estate market and the general economy in Arizona and in other areas into which the Company may expand its operations, (iv) the cyclical nature of the homebuilding industry and changes in prevailing interest rates and the availability of mortgage financing, (v) costs or shortages of materials and labor, and (vi) delays in construction schedules due to strikes, adverse weather conditions, acts of God or the availability of subcontractors or governmental restrictions. As a result of such variability, Monterey's historical financial performance may not be a meaningful indicator of the Company's future results.

         Expansion into Tucson Market. The Company began operations in the Tucson, Arizona area in April 1996. Such operations are in the early stage and, accordingly, there can be no assurance that the Company's Tucson operations will be successful.

         Interest Rates and Mortgage Financing. The Company believes that its customers (particularly purchasers of luxury homes) have been somewhat less sensitive to interest rates than many homebuyers. However, many purchasers of the Company's homes finance their acquisition through third-party lenders providing mortgage financing. In general, housing demand is adversely affected by increases in interest rates and housing costs and the unavailability of mortgage financing. If mortgage interest rates increase and the ability of prospective buyers to finance home purchases is consequently adversely affected, the Company's home sales, gross margins, and net income may be adversely impacted and such adverse impact may be material. In any event, the Company's homebuilding activities are dependent upon the availability and costs of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company. Any limitations or restrictions on the availability of such financing could adversely affect the Company's home sales. Furthermore, changes in federal income tax laws may affect demand for new homes. From time to time, proposals have been publicly discussed to limit mortgage interest deductions and to eliminate or limit tax-free rollover treatment provided under current law where the proceeds of the sale of a principal residence are reinvested in a new principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general, and on demand for the Company's products in particular. No prediction can be made whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

         Competition. The homebuilding industry is highly competitive and fragmented. Homebuilders compete for desirable properties, financing, raw materials, and skilled labor. The Company competes for residential home sales with other developers and individual resales of existing homes. The Company's competitors include large homebuilding companies, some of which have greater financial resources than the Company, and smaller homebuilders, who may have lower costs than the Company. Competition is expected to continue and become more intense and there may be new entrants in the markets in which the Company currently operates. Further, the Company will face a variety of competitors in other new markets it may enter in the future.

         Lack of Geographic, Limited Product Diversification. The Company's operations are presently localized in the metropolitan Phoenix, Arizona area, particularly in the City of

Scottsdale. The Company began operations in Tucson, Arizona in April 1996. The Company currently operates in two primary market segments: the semi-custom, luxury market and the move-up buyer market. Failure to be geographically or economically diversified could have a material adverse impact on the Company if the homebuilding market in Arizona should decline, because there would not be a balancing opportunity in a healthier market in other geographic regions or market segments. In this regard, although housing permits in the Phoenix metropolitan area were at record levels during 1996, real estate analysts predict that new home sales will slow significantly during 1997 and 1998. Housing permits in the City of Scottsdale decreased moderately from 1995 to 1996. Housing permits in the Tucson metropolitan area have remained relatively flat from 1995 to 1996, and are expected to remain flat in 1997. In addition, the Company's limited product line could have an adverse impact on the Company compared to homebuilders who might have a variety of homes in different price ranges such that the results in one product line could offset changes in another.

         Additional Financing; Limitations. The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities. At December 31, 1996, the Company's liabilities totaled approximately $45,876,000. The Company may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and/or securities offerings. In addition, lenders are increasingly requiring developers to invest significant amounts of equity in a project both in connection with origination of new loans as well as the extension of existing loans. If the Company is not successful in obtaining sufficient capital to fund its planned capital and other expenditures, new projects planned or begun may be delayed or abandoned. Any such delay or abandonment could result in a reduction in home sales and may adversely affect the Company's operating results. There can be no assurance that additional debt or equity financing will be available in the future or on terms acceptable to the Company.

         In addition, the amount and types of indebtedness that the Company can incur is limited by the terms and conditions of its current indebtedness. The Company must comply with numerous operating and financial maintenance covenants and there can be no assurance that the Company will be able to maintain compliance with such financial and other covenants. Failure to comply with such covenants would result in a default and resulting cross defaults under the Company's other indebtedness, and could result in acceleration of all such indebtedness. Any such acceleration would have a material adverse affect on the Company.

         Government Regulations; Environmental Considerations. The Company is subject to local, state, and federal statutes and rules regulating certain developmental matters, as well as building and site design. In addition, the Company is subject to various fees and charges of governmental authorities designed to defray the cost of providing certain governmental services and improvements. The Company may be subject to additional costs and delays or may be precluded entirely from building projects because of "no growth" or "slow growth" initiatives, building permit allocation ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, welfare, or environmental concerns. The Company must also obtain certain licenses, permits, and approvals from certain government agencies to engage in certain of its activities, the granting or receipt of which are beyond the Company's control.

         Monterey and its competitors are subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning the protection of health and the environment. Environmental laws or permit restrictions may result in project delays, may cause the Company to incur substantial compliance and other costs, and may also prohibit or severely restrict development in certain environmentally sensitive regions or areas. In addition, environmental regulations can have an adverse impact on the availability and price of certain raw materials such as lumber.

         Planned Expansion. The Company may in the future expand into other areas of the Southwestern and Western United States. To date, the Company has had no operating experience in areas other than its current markets. Operations in new locations may result in certain operating inefficiencies and higher costs. Further, the Company may experience problems with certain matters in new markets which it has not historically had, such as zoning matters, environmental matters, other regulations and higher costs. There can be no assurance that the Company can expand into new markets on a profitable basis or that it can successfully manage its expansion in such new markets, if any.

         Future Acquisitions. The Company may acquire other homebuilding companies to expand its operations. There is no assurance that the Company will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, the Company's financial capabilities, and general economic and business conditions. Any future acquisitions by the Company may result in potentially dilative issuances of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets that could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has had no or only limited direct experience and the potential loss of key employees of the acquired company.

         Dependence on Key Personnel. The Company's success is largely dependent on the continuing services of certain key persons, including William W. Cleverly and Steven J. Hilton, and the ability of the Company to attract new personnel required to continue the development of the Company. The Company has entered into five-year employment agreements with each of Messrs. Cleverly and Hilton. A loss by the Company of the services of Messrs. Cleverly or Hilton, or certain other key persons, could have a material adverse effect on the Company.

         Dependence on Subcontractors. The Company conducts its business only as a general contractor in connection with the design, development and construction of its communities. Virtually all architectural and construction work is performed by subcontractors of the Company. As a consequence, the Company is dependent upon the continued availability and satisfactory performance by unaffiliated third-party subcontractors in designing and building its homes. There is no assurance that there will be sufficient availability of such subcontractors to the Company, and the lack of availability of subcontractors could have a material adverse affect on the Company.

         Mortgage Asset Considerations. As of December 31, 1996, the Company's portfolio of residual interests had a net balance of approximately $3,909,000. The results of the Company's operations will depend, in part, on the level of net cash flows generated by the Company's mortgage assets. Net cash flows vary primarily as a result of changes in mortgage prepayment rates, short-term interest rates, reinvestment income and borrowing costs, all of which involve various risks and uncertainties. Prepayment rates, interest rates, reinvestment income and borrowing costs depend upon the nature and terms of the mortgage assets, the geographic location of the properties securing the mortgage loans included in or underlying the mortgage assets, conditions in financial markets, the fiscal and monetary policies of the United States Government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

         The rates of return to the Company on its mortgage assets will be based upon the levels of prepayments on the mortgage loans included in or underlying such mortgage instruments, the rates of interest or pass-through rates on such mortgage securities that bear variable interest or pass-through rates, and rates of reinvestment income and expenses with respect to such mortgage securities.

         Prepayment Risk. Mortgage prepayment rates vary from time to time and may cause declines in the amount and duration of the Company's net cash flows. Prepayments of fixed-rate mortgage loans included in or underlying mortgage instruments generally increase when then current mortgage interest rates fall below the interest rates on the fixed-rate mortgage loans included in or underlying such mortgage instruments. Conversely, prepayments of such mortgage loans generally decrease when then current mortgage interest rates exceed the interest rates on the mortgage loans included in or underlying such mortgage instruments. Prepayment experience also may be affected by the geographic location of the mortgage loan included in or underlying mortgage instruments, the types (whether fixed or adjustable rate) and assumability of such mortgage loans, conditions in the mortgage loan, housing and financial markets, and general economic conditions.

         No assurance can be given as to the actual prepayment rate of mortgage loan included in or underlying the mortgage instruments in which the Company has an interest.

         Interest Rate Fluctuation Risks. Changes in interest rates affect the performance of the Company's mortgage assets. A portion of the mortgage securities secured by the Company's mortgage instruments and a portion of the mortgage securities with respect to which the Company holds mortgage interests bear variable interest or pass-through rates based on short-term interest rates (primarily LIBOR). Consequently, changes in short-term interest rates significantly influence the Company's net cash flows.

         Increases in short-term interest rates increase the interest cost on variable rate mortgage securities and, thus, tend to decrease the Company's net cash flows from its mortgage assets. Conversely, decreases in short-term interest rates decrease the interest cost on the variable rate mortgage securities and, thus, tend to increase such net cash flows. As stated above, increases in mortgage interest rates generally tend to increase the Company's net cash flows by reducing mortgage prepayments, and decreases in mortgage interest rates generally tend to decrease the Company's net cash flows by increasing mortgage prepayments. Therefore, the negative impact on the Company's net cash flows of an increase in short-term interest rates generally will be offset in whole or in part by a corresponding decrease in mortgage interest rates. However, although short-term interest rates and mortgage interest rates normally change in the same direction and therefore generally offset each other as described above, they may not change proportionally or may even change in opposite directions during a given period of time with the result that the adverse effect from an increase in short-term interest rates may not be offset to a significant extent by a favorable effect on prepayment experience and visa versa. Thus, the net effect of changes in short-term and mortgage interest rates may vary significantly between periods resulting in significant fluctuations in net cash flows from the Company's mortgage assets.

         No assurances can be given as to the amount or timing of changes in interest rates or their effect on the Company's mortgage assets or income therefrom.

         Inability to Predict Effects of Market Risks. Because none of the above factors including changes in prepayment rates, interest rates, expenses and borrowing costs are susceptible to accurate projection, the net cash flows generated by the Company's mortgage assets cannot be predicted.

Item 8.       Financial Statements and Supplementary Data

         Financial Statements of the Company as of December 31, 1996 and for the year then ended, together with related notes and the Report of KPMG Peat Marwick LLP, independent auditors, and financial statements of the Company as of December 31, 1995 and for each of the years in the two-year period ending December 31, 1995, together with related notes and the Report of Ernst & Young LLP, independent auditors, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 14 hereof.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Monterey Homes Corporation

       We have audited the accompanying consolidated balance sheet of Monterey Homes Corporation and subsidiaries (previously known as Homeplex Mortgage Investments Corporation and subsidiaries) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above, present fairly in all material respects, the financial position of Monterey Homes Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP

Phoenix, Arizona
February 21, 1997

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Monterey Homes Corporation

       We have audited the accompanying consolidated balance sheet of Monterey Homes Corporation and subsidiaries (previously known as Homeplex Mortgage Investments Corporation and subsidiaries) as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monterey Homes Corporation and subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Phoenix, Arizona
February 13, 1996

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                  1996            1995
                                                              ------------    ------------
ASSETS
     Cash and cash equivalents                                $ 15,567,918    $  3,347,243
     Short-term investments (Note 3)                             4,696,495       8,969,100
     Real estate loans and other receivables (Note 4)            2,623,502       4,047,815
     Real estate under development (Note 5)                     35,991,142            --
     Option deposits                                               546,000            --
     Residual interests (Note 6)                                 3,909,090       5,457,165
     Other assets                                                  940,095         356,684
     Funds held by Trustee                                            --         5,637,948
     Deferred tax asset (Note 11)                                6,783,000            --
     Goodwill (Note 10)                                          1,763,488            --
                                                              ------------    ------------

                                                              $ 72,820,730    $ 27,815,955
                                                              ============    ============


LIABILITIES
     Accounts payable and accrued liabilities                 $ 10,569,872    $  1,549,481
     Home sale deposits                                          4,763,518            --
     Notes payable (Note 7)                                     30,542,276       7,818,824
                                                              ------------    ------------

        Total Liabilities                                       45,875,666       9,368,305
                                                              ------------    ------------


STOCKHOLDERS' EQUITY  (Notes 8 and 10)
     Common stock, par value $.01 per share; 50,000,000
       shares authorized; issued and outstanding - 4,580,611
       shares at December 31, 1996, and 3,291,885 shares at
       December 31, 1995                                            45,806          32,919
     Additional paid-in capital                                 92,643,658      84,112,289
     Accumulated deficit                                       (65,334,117)    (65,287,275)
     Treasury stock - 53,046 shares                               (410,283)       (410,283)
                                                              ------------    ------------

        Total Stockholders' Equity                              26,945,064      18,447,650
                                                              ------------    ------------

     Commitments and contingencies (Notes 9 and 12)
                                                              $ 72,820,730    $ 27,815,955
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994

                                                                1996           1995           1994
                                                            -----------    -----------    -----------
Income (loss) from Mortgage Assets
     Interest income on real estate loans                   $   571,139    $ 1,618,308    $ 1,112,445
     Income (loss) from residual interests (Note 6)           1,039,247      1,283,045     (2,662,734)
     Other income                                               633,449        663,343        347,882
                                                            -----------    -----------    -----------
                                                              2,243,835      3,564,696     (1,202,407)
                                                            -----------    -----------    -----------

Expenses
     Interest                                                   237,945        868,414      1,382,951
     General, administration and other                        1,683,407      1,599,157      1,938,047
                                                            -----------    -----------    -----------
                                                              1,921,352      2,467,571      3,320,998
                                                            -----------    -----------    -----------

Income (loss) before income tax expense and
     extraordinary loss from early extinguishment of debt       322,483      1,097,125     (4,523,405)
Income tax expense (Note 11)                                     26,562           --             --
                                                            -----------    -----------    -----------
Income (loss) before extraordinary loss from early
     extinguishment of debt                                     295,921      1,097,125     (4,523,405)
Extraordinary loss from early extinguishment
     of debt (Note 7)                                          (148,433)          --             --
                                                            -----------    -----------    -----------
Net Income (loss)                                           $   147,488    $ 1,097,125    ($4,523,405)
                                                            ===========    ===========    ===========



Earnings (loss) per share:
Income before extraordinary loss from early
     extinguishment of debt                                 $      0.09    $      0.34    ($     1.40)
Extraordinary loss from early extinguishment of debt              (0.05)          --             --
                                                            -----------    -----------    -----------
Net Income (loss)                                           $      0.04    $      0.34    ($     1.40)
                                                            ===========    ===========    ===========

     Dividends declared per share                           $      0.06    $      0.09    $      0.06
                                                            ===========    ===========    ===========

     Weighted average common shares outstanding               3,334,562      3,245,767      3,240,204
                                                            ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994


                                                                             1996           1995            1994
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                    $    147,488    $  1,097,125    ($ 4,523,405)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Extraordinary loss from early extinguishment of debt                   148,433            --              --
      Depreciation and amortization                                           38,300         122,970         332,429
      Amortization of residual interests                                   1,548,076       2,196,394       6,738,000
      (Increase) decrease in other assets                                    153,350         370,454        (361,675)
      Increase (decrease) in accounts payable and accrued liabilities        317,094        (272,828)        243,789
      Net write-downs and non-cash losses on residual interests                 --              --         3,342,773

                                                                        ------------    ------------    ------------
   Net cash provided by operating activities                               2,352,741       3,514,115       5,771,911
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
   Cash acquired in Monterey Merger (Note 10)                              6,495,255            --              --
   Cash paid for Merger costs (Note 10)                                     (779,097)           --              --
   Principal payments received on real estate loans                        3,710,000       9,114,000         670,000
   Real estate loans funded                                               (1,358,457)     (3,902,000)     (9,610,000)
   (Increase) decrease in short term investments                           4,272,605      (8,969,100)           --
   Decrease in funds held by Trustee                                       5,637,948       1,082,549       2,040,528
                                                                        ------------    ------------    ------------
      Net cash provided (used in) by investing activities                 17,978,254      (2,674,551)     (6,899,472)
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
   Repayment of borrowings                                                (7,818,824)     (3,964,000)     (8,143,532)
   Distributions to shareholders                                            (291,496)       (194,330)       (291,951)
   Repurchases of common stock, net of common stock issuances                   --              --           (17,481)
                                                                        ------------    ------------    ------------
      Net cash used in financing activities                               (8,110,320)     (4,158,330)     (8,452,964)
                                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                      12,220,675      (3,318,766)     (9,580,525)
Cash and cash equivalents at beginning of year                             3,347,243       6,666,009      16,246,534
                                                                        ------------    ------------    ------------
Cash and cash equivalents at end of year                                $ 15,567,918    $  3,347,243    $  6,666,009
                                                                        ============    ============    ============


Supplemental disclosure of cash flow information:
   Cash paid for interest                                               $    286,276    $    804,113    $  1,245,952
                                                                        ============    ============    ============

          See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994


                                                                            Additional
                                                      Number     Common      Paid-in      Accumulated      Treasury
                                                    of Shares     Stock      Capital        Deficit          Stock         Total
                                                    ----------  --------   ------------   ------------    ----------   ------------

Balance at December 31, 1993                         3,291,885  $ 32,919   $ 84,112,289   ($61,375,169)    ($392,802)    22,377,237
Treasury stock acquired - 5,067 shares                    --        --             --             --         (17,481)       (17,481)
Net loss                                                  --        --             --       (4,523,405)         --       (4,523,405)
Dividend declared                                         --        --             --         (194,330)         --         (194,330)
                                                    ----------  --------   ------------   ------------    ----------   ------------

Balance at December 31, 1994                         3,291,885    32,919     84,112,289    (66,092,904)     (410,283)    17,642,021
Net income                                                --        --             --        1,097,125          --        1,097,125
Dividend declared                                         --        --             --         (291,496)         --         (291,496)
                                                    ----------  --------   ------------   ------------    ----------   ------------

Balance at December 31, 1995                         3,291,885    32,919     84,112,289    (65,287,275)     (410,283)    18,447,650
Net income                                                --        --             --          147,488          --          147,488
Dividend declared                                         --        --             --         (194,330)         --         (194,330)
Shares issued in connection with Merger (Note 10)    1,288,726    12,887      8,531,369           --            --        8,544,256
                                                    ----------  --------   ------------   ------------    ----------   ------------

Balance at December 31, 1996                         4,580,611  $ 45,806   $ 92,643,658   ($65,334,117)    ($410,283)  $ 26,945,064
                                                    ==========  ========   ============   ============    ==========   ============

          See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

       Monterey Homes Corporation (previously Homeplex Mortgage Investments Corporation), the Company, commenced operations in July 1988. Prior to the Merger (see Note 10), the Company's main line of business was investing in mortgage certificates securing collateralized mortgage obligations (CMOs), interests relating to mortgage participation certificates (MPCs) (collectively residual interests) and loans secured by real estate (see Notes 4 and 3, respectively).

       The combined entities intend to continue with Monterey Homes' building operations as its main line of business. The operations are currently conducted primarily in the Phoenix, Scottsdale and Tucson, Arizona markets, which are significantly impacted by the strength of surrounding real estate markets and levels of interest rates offered on home mortgage loans. The Arizona real estate market is currently experiencing strong growth and current home mortgage interest rates are favorable for home buyers and sellers, although recent reports project a slowing in housing demand in the metropolitan Phoenix area, and housing permits in the Tucson metropolitan area have increased only slightly from 1995 to 1996. A decline in the Arizona real estate market or an increase in interest rates could have a significant impact on the Company's operating results and estimates made by management. The Company utilizes various suppliers and subcontractors and is not dependent on individual suppliers or subcontractors.

       Basis of Presentation

       The consolidated  financial  statements  include the accounts of Monterey
Homes   Corporation   and  its   wholly-owned   subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

       Upon consummation of the Merger a one-for-three reverse stock split of the Company's issued and outstanding common stock, $.01 par value per share, was effected. Except as otherwise indicated, the share information contained herein reflects the one-for-three reverse stock split.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, the Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of approximately $856,000 at December 31, 1996, is restricted as collateral for the payment of the Company's short-term credit facility (Note 7).

       Real Estate Under Development

       Real estate under development includes undeveloped land and developed lots, homes under construction in various stages of completion and completed homes. The Company values its real estate under development in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, amounts are carried at cost unless expected future net cash flows (undiscounted and without interest) are less than cost and then amounts are carried at estimated fair value less cost to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity. Costs capitalized include direct construction costs for homes, development period interest and certain common costs which benefit the entire subdivisions. Cost of sales include land acquisition and development costs, direct construction costs of the home, development period interest and closing costs, and an allocation of common costs. Common costs are allocated on a subdivision by subdivision basis to residential lots based on the number of lots to be built in the subdivision, which approximates the relative sales value method.

       Deposits paid related to options to purchase land are capitalized and included in option deposits until the related land is purchased. Upon purchase of the land, the related option deposits are transferred to real estate under development.

       Residual Interests

       Interests relating to mortgage participation certificates and residual interest certificates are accounted for as described in Note 6.

       Property and Equipment

       Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Net property and equipment was $268,096 and $11,195 at December 31, 1996 and 1995, respectively, and is included in other assets in the accompanying consolidated balance sheets for those years.

       Goodwill

       Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 20 years, which is the expected period to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

       Income Taxes

       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations as an adjustment to the effective income tax rate in the period that includes the enactment date.

       Net Income (Loss) Per Share

       For 1996 and 1995, primary net income per share is calculated using the weighted average number of common and common stock equivalent shares outstanding during the year. Common stock equivalents of 92,224 and 6,928 in 1996 and 1995, respectively, consist of dilutive stock options and contingent stock. Net loss per share for 1994 is calculated using the weighted average number of common shares outstanding during the year.

       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

       Fair Value of Financial Instruments

       The carrying amounts of the Company's receivables, cash and cash equivalents, option deposits, accounts payable and accrued liabilities and home sale deposits approximate their estimated fair values due to the short maturity of these assets and liabilities. The fair value of the Company's short-term investments and residual interests is discussed in Notes 3 and 6, respectively. The carrying amount of the Company's notes payable approximates fair value because the notes are at interest rates comparable to market rates based on the nature of the loans, their terms and the remaining maturity. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company would pay or receive in actual market transactions.

       Stock Option Plan

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       Reclassifications

       Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 financial statement presentation.


NOTE 3 - SHORT-TERM INVESTMENTS

       At December 31,  1996,  short-term  investments,  recorded at fair value, consist of three CMO PAC bonds with a combined principal balance of approximately $4,700,000, estimated yields to maturity of approximately 5.2% to 5.4% and estimated maturities of approximately two to four months. At December 31, 1995, short-term investments consisted of a Treasury Bill with a face amount of $9,000,000, maturity date of January 25, 1996 and an estimated yield to maturity of 5.30%. Short-term investments are restricted as collateral for the payment of the Company's short-term credit facility (Note 7).


NOTE 4 - REAL ESTATE LOANS AND OTHER RECEIVABLES

       The following is a summary of the real estate loans and other receivables outstanding at December 31:

                               Interest                 Payment                         Principal and
    Description                  Rate                   Terms                         Carrying Amount (1)
    -----------                --------      -----------------------------         ---------------------------
                                                                                      1996             1995
                                                                                      ----             ----
First Deed of Trust on            16%        Interest only monthly, principal      $1,696,272      $1,277,413
41 acres of land in Gilbert,                 due October 18, 1997.
Arizona, face amount of
$2,800,000. (2)

First Deed of Trust on 33         16%        Paid in full in 1996.                          -       2,272,402
acres of land in Tempe,
Arizona.

First Deed of Trust on 21.4       16%        Paid in full in 1996.                          -         498,000
acres of land in Tempe,
Arizona.

Other receivables consisting        -        -                                        927,230               -
primarily of sales commission
advances and home closing
proceeds due from title com-
panies.
                                                                                   ----------      ----------
                                                                                   $2,623,502      $4,047,815
                                                                                   ==========      ==========

(1) Principal payments on real estate loans were $3,710,000 in 1996, and loan draws were $1,358,457 in 1996.

(2)  Loan was current at December 31, 1996.


NOTE 5 -  REAL ESTATE UNDER DEVELOPMENT

       The components of real estate under development at December 31, 1996 are as follows:

         Homes in production................................      $22,839,500
         Finished lots and lots under development...........       13,151,642
                                                                  -----------
                                                                  $35,991,142
                                                                  ===========
NOTE 6 - RESIDUAL INTERESTS

       The Company owns residual interests in collateralized mortgage obligations (CMOs) and in mortgage participation certificates (MPCs) (collectively residual interests). The residual interests are accounted for using the prospective net level yield method, in which the interest is recorded at cost and amortized over the life of the related CMO or MPC issuance.

       The projected yield and estimated fair value of the Company's residual interests are based on prepayment, interest rate and fair value assumptions. There will be differences, which may be material, between the projected yield and the actual yield and the fair value of the residual interests may change significantly over time.

       At December 31, 1996, the estimated prospective net level yield of the Company's residual interests, in the aggregate, is 29% without early redemptions or terminations being considered and 121% if early redemptions or terminations are considered. Based on discussions with brokers and investors who trade residual interests, Management believes that the estimated fair value of the Company's residual interests, in the aggregate, is approximately $7,000,000 at December 31, 1996 ($5,500,000 at December 31, 1995). This estimated fair value is based on prevailing market interest rates at December 31, 1996. Should interest rates increase in the future, the fair value amount could decrease significantly.

Interests In Residual Interest Certificates

       The Company owns residual interest certificates representing the residual interests in five series of CMOs secured by fixed interest rate mortgage certificates and cash funds held by trustee. The classes of CMOs have either fixed interest rates or interest rates that are determined monthly based on the London Interbank Offered Rates (LIBOR) for one month Eurodollar deposits, subject to specified maximum interest rates.

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

       The residual interest certificates entitle the Company to receive the excess, if any, of payments received from the pledged mortgage certificates together with reinvestment income thereon over amounts required to make debt service payments on the related CMOs and to pay related administrative expenses of the real estate mortgage investment conduits ("REMICs"). The Company also has the right, under certain conditions, to cause an early redemption of the CMOs, in which the mortgage certificates are sold at the then current market price and the CMOs repaid at par value, with any excess cash flowing to the Company. Generally, the remaining outstanding CMO balance must be less than 10% of the original balance before early redemption can take place.

Interests In Mortgage Participation Certificates

       The Company owns residual interests in REMICs with respect to three separate series of Mortgage Participation Certificates (MPCs). These residual interests entitle the Company to receive its proportionate share of the excess, if any, of payments received from the fixed rate mortgage certificates underlying the MPCs over principal and interest required to be passed through to the holders of such MPCs. The Company is not entitled to reinvestment income earned on the underlying mortgage certificates, is not required to pay related administrative expenses and does not have the right to elect early termination of any of the MPC classes. The classes of the MPCs either have fixed interest rates or interest rates that are determined monthly based on LIBOR or based on the Monthly Weighted Average Cost of Funds Index (COFI) for Eleventh District Savings Institutions as published by the Federal Home Loan Bank of San Francisco, subject to specified maximum interest rates. At December 31, 1996, LIBOR was 5.35% and COFI was 4.84%.

       The following summarizes the Company's investment in residual interests at December 31, 1996 and 1995.

                                 Type Of                   Company's Amortized Costs         Company's Percentage
    Series                     Investments                  1996              1995                Ownership
    ------             ------------------------------       ----              ----           --------------------
Westam 1               Residual Interest Certificate      $  386,192      $  702,918               100.00%
Westam 3               Residual Interest Certificate          24,495          29,923               100.00%
Westam 5               Residual Interest Certificate         157,385         204,033               100.00%
Westam 6               Residual Interest Certificate           1,845          11,731               100.00%
ASW 65                 Residual Interest Certificate       1,996,601       2,520,574               100.00%
FHLMC 17               Interest in MPCs                       93,112         140,035               100.00%
FNMA 1988-24           Interest in MPCs                      762,510       1,220,418                20.20%
FNMA 1988-25           Interest in MPCs                      486,950         627,533                45.07%
                                                          ----------      ----------
                                                          $3,909,090      $5,457,165
                                                          ==========      ==========

NOTE 7 - NOTES PAYABLE

       In December 1996, Monterey consolidated its outstanding construction, acquisition and development ("A&D") and term loan notes to various banks into a single revolving credit agreement. The components of this loan are (i) a revolving $20,000,000 line of credit to finance construction, (ii) a revolving $20,000,000 guidance line facility to finance acquisition and development, and
(iii) a $6,052,000 term loan to refinance an existing note. Both the construction and A&D lines of credit are secured by first deeds of trust on land. The term loan is cross-collateralized with the credit facility and is secured by cash and short-term investments.

       Notes payable consist of the following at December 31:

                                                                               1996                   1995
                                                                             -------                 ------
       Construction line of credit to bank, interest payable
         monthly approximating  prime (8.25% at December
         31, 1996) plus .25%, payable at the earlier of close
         of escrow, maturity date of individual homes
         within the line or June 19, 2000................................   $ 7,251,958                 N/A

       Guidance line of credit to bank for acquisition and
         development interest payable monthly approximating
         prime plus .5%, payable at the earlier of funding of
         construction financing, the maturity date of indivi-
         dual projects within the line or June 19, 2000..................     9,628,993                 N/A

       Short-term credit facility to bank maturing in August
         1997, annual interest of prime plus .5%, principal
         payments of $500,000 plus interest payable monthly
         with remaining  principal and interest payable at
         maturity date...................................................     5,552,500                 N/A

       Senior subordinated notes payable, maturing October
         15, 2001, annual interest of 13%, payable semi-
         annually,  principal payable at maturity date with
         a put to the Company at June 30, 1998, unsecured................     8,000,000                 N/A

       Notes payable to institutional investment group,
         secured by residual interests and by funds held by
         Trustee, annual interest of 7.81%. Note balance
         paid in full May 15, 1996, resulting in extraordinary
         loss of approximately $149,000 from prepayment
         penalties and the write-off of unamortized debt costs...........             0          $7,818,824

       Other.............................................................       108,825                 N/A
                                                                            -----------          ----------

             Total.......................................................   $30,542,276          $7,818,824
                                                                            ===========          ==========

       The principal payment requirements on notes payable, as of December 31, 1996 are as follows:

                                                                  Year ending
                                                                  December 31,
                                                                  ------------

            1997.............................................     $15,653,873
            1998.............................................       6,888,403
            1999.............................................               -
            2000.............................................               -
            2001 and thereafter..............................       8,000,000
                                                                 ------------
                                                                  $30,542,276
                                                                  ===========

       A provision of the senior subordinated bond indenture provides the bondholders with the option, at June 30, 1998, to require the Company to buy back the bonds at 101% of face value. Also, approximately $2,800,000 of the bonds are held by the Co-Chief Executive Officers of the Company.


NOTE 8 - STOCK OPTIONS

       At December 31, 1996, the Company has one stock based compensation plan which is described below. The per share weighted average fair value of stock options granted during 1996 and 1995 was $1.63 on the date of grant using the Black Scholes pricing model with the following weighted average assumptions; expected dividend yield 1.40%, risk-free interest rate of 5.85% and an expected life of five years. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation cost has been recognized for its stock based compensation plan (which is a fixed stock option plan). Had compensation cost for the Company's stock based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1996           1995
                                                          ------         ------

       Net income (loss)               As reported       $147,488     $1,097,125
                                       Pro forma         (151,345)       988,458

       Earnings (loss) per share       As reported           $.04           $.34
                                       Pro forma            ($.05)          $.30


       The Company's Stock Option Plan is administered by the Board of Directors. The plan provides for qualified stock options which may be granted to key personnel of the Company and non-qualified stock options which may be granted to the Directors and key personnel of the Company. The purpose of the plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel whose job performance affects the Company.

       Options to acquire a maximum (excluding dividend equivalent rights) of 145,833 shares of the Company's common stock may be granted under the plan. The exercise price may not be less than the fair market value of the common stock at the date of grant. The options expire ten years after date of grant.

       At December 31, 1996, 148,498 options, including dividend equivalent rights, were exercisable at effective exercise prices ranging from $3.63 per share to $13.32 per share. At December 31, 1996 and 1995, 119 common shares were available for future grants.

       Optionholders also receive, at no additional cost, dividend equivalent rights (DER's) which entitle them to receive, upon exercise of the options, additional shares calculated based on the dividends declared during the period from the grant date to the exercise date. At December 31, 1996 and 1995 accounts payable and accrued liabilities in the accompanying consolidated balance sheets, include approximately $850,000 related to the Company's granting of dividend equivalent rights. This liability will remain in the accompanying consolidated balance sheets until the options to which the dividend equivalent rights relate are exercised, cancelled or expire.

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

       The following  summarizes  stock option  activity  under the Stock Option
Plan:

For the Year ended December 31,                              1996      1995        1994
-------------------------------                              ----      ----        ----

Options granted............................................      -    24,667           -
Exercise price per share of options granted................      -     $4.50           -
DER's granted..............................................  1,249     2,909       2,593
Options cancelled (including DER's)........................      -    11,424           -
Options exercised (including DER's)........................      -         -           -


At December 31,                                                        1996        1995
---------------                                                        ----        ----

Options outstanding...............................................    95,256      95,256
DER's outstanding.................................................    54,385      53,136
                                                                     -------     -------
Total options and DER's outstanding...............................   149,641     148,392
                                                                     =======     =======

       In addition to the above referenced options, in December 1995, in connection with the renegotiation of the prior Chief Executive Officer's Employment Agreement, the Company replaced his annual salary of $250,000 plus bonus with 250,000 non-qualified stock options which became fully vested upon the Merger at December 31, 1996. The exercise price of the options is $4.50 per share which was equal to the closing market price of the common stock on grant date. The options will expire in December 2000.

       At the 1997 Annual Meeting of Stockholders to be held on May 29, 1997, a new stock option plan will be submitted for stockholder approval. It is currently anticipated that 225,000 shares of the Company's common stock will be reserved for issuance upon the exercise of stock options granted under the new plan. The plan will be administered by the Compensation Committee of the Board of Directors and will provide for grants of incentive stock options to key employees and non-qualified stock options to Directors and key employees. The purpose of this new plan is to provide a means of performance-based compensation in order to attract and retain key personnel whose job performance affects the Company.

NOTE 9 - LEASES

       The Company leases office facilities, model homes and equipment under various operating lease agreements.

       The following is a schedule of approximate future minimum lease payments for noncancellable operating leases as of December 31, 1996:
                                                                   Year Ending
                                                                   December 31,
                                                                   ------------

                 1997........................................       $  937,981
                 1998........................................          363,927
                 1999........................................          201,907
                 Thereafter..................................                0
                                                                    ----------
                                                                    $1,503,815
                                                                    ==========

       Rental expense was $22,639 and $21,780 for the years ended December 31, 1995 and 1996, respectively.


NOTE 10 - HOMEPLEX / MONTEREY MERGER

       On December 23, 1996, the stockholders of Homeplex Mortgage Investments Corporation, now known as Monterey Homes Corporation (the "Company"), approved the Merger (the "Merger") of Monterey Homes Construction II, Inc. and Monterey Homes Arizona II, Inc., both Arizona corporations (collectively, the "Monterey Entities" or "Monterey"), with and into the Company. The Merger was effective on December 31, 1996, and the Company will focus on homebuilding as its primary business. Also, ongoing operations of the Company will be managed by the two previous stockholders of Monterey, who at the time of the Merger, became Co-Chief Executive Officers with one serving as Chairman and the other as President. At consummation of the Merger, 1,288,726 new shares of common stock, $.01 par value per share, were issued equally to the Co-Chief Executive Officers.

       Monterey, in connection with an $8,000,000 subordinated debt private placement that occurred during October 1994, issued warrants to the bondholders to purchase approximately 16.48% of Monterey. Accordingly, of the 1,288,726 shares issued in the Merger, 212,398 are held by the Company on behalf of the Co-Chief Executive Officers, to be delivered to the warrantholders upon payment of the warrant exercise price to the Co-Chief Executive Officers. Upon expiration of the warrants, any of the remaining 212,398 will be delivered to the Co-Chief Executive Officers.

       In addition, up to 266,667 shares of contingent stock will be issued equally to the Co-Chief Executive Officers provided that certain stock trading price thresholds are met and that the Officer is still an employee of the Company at the time of issuance. The price thresholds are $5.25, $7.50 and $10.50 for dates after the first, second and third anniversaries of the Merger, respectively, and the prices must be maintained for 20 consecutive trading days. The number of contingent shares issued would be 44,943, 88,889 and 88,889, respectively. Included in the above mentioned 266,667 contingent shares are 43,947 shares (approximately 16.48%) issuable to the Company's warrantholders, upon exercise of the warrants. Such shares are not subject to meeting certain stock trading price thresholds or employment of the Co-Chief Executive Officers. Upon expiration of unexercised warrants, any of the remaining 43,947 contingent shares will be issued to the Co-Chief Executive Officers.

       The total consideration paid by the Company for the net assets of Monterey Homes was $9,323,353. This amount included 1,288,726 shares of the Company's common stock valued at $8,544,256 and $779,097 of transaction costs. The purchase method of accounting was used by the Company, and the purchase price was allocated among the Monterey net assets based on their estimated fair market value at the date of acquisition, resulting in goodwill of $1,763,488 which will be amortized over 20 years.

       The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the Merger had occurred at January 1, 1995, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated.

                                                        Years ended December 31,
                                                              (Unaudited)
                                                          1996           1995
                                                        --------       --------

       Total revenues.................................   $89,990        $75,195
       Net income.....................................     6,120          6,210
       Net earnings per common share..................      1.27           1.28


NOTE 11 - INCOME TAXES

       Current income tax expense for the year ended December 31, 1996 was $26,562 and was attributed to federal estimated tax of $18,700 and state estimated tax of $7,862. No current income tax was recorded in 1995 and deferred income tax was -0- in 1996 and 1995.

       Deferred Tax Assets

       The net deferred tax asset at December 31, 1996 was recorded as part of the Homeplex/Monterey Merger purchase accounting ( Note 10).

       Deferred tax assets have been recorded in the December 31, 1996 consolidated balance sheet due to temporary differences and carryforwards as follows:

       Net operating loss carryforward......................     $21,200,000
       Residual interests basis differences.................       2,100,000
       Real estate basis differences........................         400,000
       Debt issuance costs..................................         266,000
       Other................................................          85,000
                                                                 -----------
                                                                  24,051,000

       Valuation allowance..................................     (17,268,000)
                                                                 -----------

       Deferred tax liabilities.............................               0
                                                                 -----------

                 Net Deferred Tax Asset.....................     $ 6,783,000
                                                                 ===========

       Management of the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

       Carryforwards

       For federal and state income tax purposes, at December 31, 1996 the Company had a net operating loss carryforward of approximately $53 million that expires beginning in 2007.

NOTE 12 -  CONTINGENCIES

       The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements taken as a whole.


NOTE 13 - QUARTERLY FINANCIAL DATA (Unaudited)

                         (In Thousands Except Per Share Amount)

                                                      Net      Net Income (Loss)
                                     Revenue     Income (Loss)    Per Share
                                     -------     -------------    ---------
          1996
          ----

         First....................   $   635     $     84         $   .03
         Second (1)...............       636          148             .04
         Third....................       530          314             .09
         Fourth...................       443         (399)           (.12)

          1995
          ----

         First....................   $ 1,103     $    462        $    .15
         Second...................     1,078          335             .10
         Third....................       707           58             .02
         Fourth...................       677          242             .07



(1)  Net income in the second quarter of 1996 includes an  extraordinary  charge
     of   $148,000,   or  $.05  per  share,   to  record  the  result  of  early
     extinguishment of debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         On January 14, 1997, the Company's Board of Directors elected to dismiss its current independent accountants, Ernst & Young LLP, and to replace them with KPMG Peat Marwick LLP. KPMG Peat Marwick LLP served as the independent accountants for the Monterey Entities prior to the Merger.

         Ernst & Young LLP rendered unqualified reports with respect to the financial statements of the Company for the two previous fiscal years. In addition, during the two previous fiscal years there were no disagreements between the Company and Ernst & Young LLP with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         Information respecting continuing directors and nominees of the Company is set forth under the captions "Election of Directors," "Information Concerning Directors, Nominees and Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Notice and Proxy Statement relating to its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's 1997 Proxy Statement is not being filed as a part hereof.

Item 11.      Executive Compensation

         Information respecting executive compensation is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation" and "Employment Agreements" in the 1997 Proxy Statement and is incorporated herein by reference into this Form 10-K report; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" contained in the 1997 Proxy Statement are not incorporated by reference herein.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         Information respecting security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Principal Stockholders and Management" in the 1997 Proxy Statement and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

         Information respecting certain relationships and transactions of management is set forth under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                    Page or
(a)      Financial Statements and Schedules.                    Method of Filing
                                                                ----------------

(i)         Financial Statements.

    (1)     Report of KPMG Peat Marwick LLP                        Page 42
    (2)     Consolidated Financial Statements and Notes to
            Consolidated Financial Statements of the Company,
            including Consolidated  Balance Sheets as of
            December 31, 1996,  1995 and 1994 and related
            Consolidated Statements of Operations, Stockholders'
            Equity and Cash Flows for each of the years in the     Page 44
            three-year period ended December 31, 1996
   (ii)     Financial Statement Schedules.

            Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1996. On January 14, 1997, the Company filed a Current Report on Form 8-K dated December 31, 1996, reporting the Merger and a resulting change in certifying accountants. This Form 8-K was amended on January 22, 1997 and March 6, 1997.

(c)      Exhibits.

    Exhibit                                                                           Page or
    Number                   Description                                         Method of Filing
    ------                   -----------                                         ----------------
       2        Agreement and Plan of Reorganization, dated                  Incorporated by reference to
                as of September 13, 1996, by and among                       Exhibit 2 of the Form S-4
                Homeplex, the Monterey Merging Companies                     Registration Statement No.
                and the Monterey Stockholders.                               333-15937 ("S-4 #333-
                                                                             15937").

      3.1       Amended and Restated Articles of                             Incorporated by reference to
                Incorporation of the Company                                 Exhibit 3(a) of the Registration
                                                                             Statement on Form S-11 No.
                                                                             33-22092 ("S-11 #33-22092")

      3.2       Articles of Merger                                           Filed herewith

      3.3       Bylaws of the Company                                        Incorporated by reference to
                                                                             Exhibit 3(b) to the Form 10-Q
                                                                             for the quarter ended June 30,
                                                                             1995.

      3.4       Amendment to the Bylaws                                      Filed herewith

        4       Specimen of Common Stock Certificate                         Filed herewith

     10.1       Subcontract Agreement between Homeplex                       Incorporated by reference
                and American Southwest Financial Services,                   to Exhibit 10(b) of S-11
                Inc.                                                         #33-22092.

     10.2       Form of Master Servicing Agreement                           Incorporated by reference
                                                                             to Exhibit 10(c) of S-11
                                                                             #33-22092.

     10.3       Form of Servicing Agreement                                  Incorporated by reference
                                                                             to Exhibit 10(d) of S-11
                                                                             #33-22092.

     10.4       Indenture dated October 17, 1994, as                         Incorporated by reference to
                amended, relating to 13% Senior Subordinated                 Exhibit 10(j) of the S-4 # 333-
                Notes Due 2001                                               15937.

     10.5       Master Revolving Line of Credit by and                       Filed herewith
                between Norwest Bank Arizona, N.A. and the
                Company

    Exhibit                                                                           Page or
    Number                   Description                                         Method of Filing
    ------                   -----------                                         ----------------
     10.6       Revolving Model Home Lease Back                              Filed herewith
                Agreement between AMHM-1, L.P. and the
                Company

     10.7       Stock Option Plan*                                           Incorporated by reference
                                                                             to Exhibit 10(d) of Form
                                                                             10-K for the fiscal year
                                                                             ended December 31, 1995
                                                                             ("1995 Form 10-K").

     10.8       Amendment to Stock Option Plan*                              Incorporated by reference
                                                                             to Exhibit 10(e) of
                                                                             the 1995 Form 10-K.

     10.9       Monterey Homes Corporation Stock                             Filed herewith
                Option Plan *+

     10.10      Employment Agreement between the                             Filed herewith
                Company and William W. Cleverly*

     10.11      Employment Agreement between the                             Filed herewith
                Company and Steven J. Hilton*

     10.12      Stock Option Agreement between the                           Filed herewith
                Company and William W. Cleverly*

     10.13      Stock Option Agreement between the                           Filed herewith
                Company and Steven J. Hilton*

     10.14      Registration Rights Agreement between the                    Filed herewith
                Company and William W. Cleverly*

     10.15      Registration Rights Agreement between the                    Filed herewith
                Company and Steven J. Hilton*

     10.16      Escrow and Contingent Stock Agreement                        Filed herewith

     10.17      Amended and Restated Employment                              Incorporated by reference to
                Agreement and Addendum between the                           Exhibit 10(g) of the 1995
                Company and Alan D. Hamberlin*                               Form 10-K.

     10.18      Stock Option Agreement between the                           Incorporated by reference to
                Company and Alan D. Hamberlin*                               Exhibit 10(h) of the 1995
                                                                             Form 10-K

      16        Letter Regarding Change in Certifying                        Filed herewith
                Accountant

    Exhibit                                                                           Page or
    Number                   Description                                         Method of Filing
    ------                   -----------                                         ----------------
      22        List of Significant Subsidiaries                             Filed herewith

     23.1       Consent of KPMG Peat Marwick LLP                             Filed herewith

     23.2       Consent of Ernst & Young LLP                                 Filed herewith

      24        Powers of Attorney                                           See signature page

      27        Financial Data Schedule                                      Filed herewith

----------------------
         * Indicates a management contract or compensation plan.
         + To be submitted for stockholder approval at the 1997 Annual Meeting of Stockholders to be held on May 29, 1997.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1997.

                                      MONTEREY HOMES CORPORATION,
                                      a Maryland corporation


                                      By   /s/ William W. Cleverly
                                        ----------------------------
                                           William W. Cleverly
                                           Chairman of the Board and
                                           Co-Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William W. Cleverly, Steven J. Hilton and Larry W. Seay, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                             Title                                   Date
---------                                             -----                                   ----

/s/William W. Cleverly                   Chairman of the Board and Co-Chief                   March 31, 1997
------------------------------------     Executive Officer (Co-Principal
William W. Cleverly                      Executive Officer)

Signature                                             Title                                   Date
---------                                             -----                                   ----

/s/Steven J. Hilton                      President and Co-Chief Executive                     March 31, 1997
------------------------------------     Officer (Co-Principal Executive Officer)
Steven J. Hilton

/s/Larry W. Seay                         Vice President - Finance and Chief                   March 31, 1997
------------------------------------     Financial Officer, Secretary and
Larry W. Seay                            Treasurer (Principal Financial and
                                         Accounting Officer)

/s/Alan D. Hamberlin                     Director                                             March 31, 1997
------------------------------------
Alan D. Hamberlin

/s/Robert G. Sarver                      Director                                             March 31, 1997
------------------------------------
Robert G. Sarver

/s/C. Timothy White                      Director                                             March 31, 1997
------------------------------------
C. Timothy White

                                       S-2