Form 10-Q
period 1997-03-31
MONTEREY HOMES CORP
filed 1997-05-14
CIK 833079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File Number 1-9977


                           MONTEREY HOMES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)



          Maryland                                               86-0611231
  (State or Other Jurisdiction)                              (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


6613 North Scottsdale Road, Suite 200                                    85250
        Scottsdale, Arizona                                           (Zip Code)
(Address of Principal Executive Offices)



                                 (602) 998-8700
              (Registrant's Telephone Number, Including Area Code)




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

As of May 9, 1997; 4,580,611 shares of Monterey Homes Corporation common stock were outstanding.

                           MONTEREY HOMES CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
                               TABLE OF CONTENTS




                                                                        PAGE NO.

PART I.            FINANCIAL INFORMATION

     Item 1.       Financial Statements:

                   Consolidated Balance Sheets as of March 31, 1997 and
                   December 31, 1996....................................    3

                   Consolidated Statements of Earnings for the three
                   months ended March 31, 1997 and 1996.................    4

                   Consolidated Statements of Cash Flows for the
                   three months ended March 31, 1997 and 1996...........    5

                   Notes to Consolidated Financial Statements...........    6

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................   10


PART II.           OTHER INFORMATION

     Items 1-5.    Not Applicable

     Item 6.       Exhibits and Reports on Form 8-K.....................   14

SIGNATURES         .....................................................  S.1

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                              March 31,     December 31,
                                                               1997            1996
                                                            ------------    ------------

ASSETS

Cash and cash equivalents ...............................   $  6,964,580    $ 15,567,918
Short-term investments ..................................        319,732       4,696,495
Real estate loans and other receivables .................      2,304,066       2,623,502
Real estate under development (Notes 2 & 4) .............     46,003,850      35,991,142
Option deposits .........................................      1,690,991         546,000
Residual interests ......................................      3,817,410       3,909,090
Other assets ............................................        804,811         940,095
Deferred tax asset ......................................      6,783,000       6,783,000
Goodwill (Note 5) .......................................      1,741,444       1,763,488
                                                            ------------    ------------

                                                            $ 70,429,884    $ 72,820,730
                                                            ============    ============


LIABILITIES

Accounts payable and accrued liabilities ................   $  6,468,167    $ 10,569,872
Home sale deposits ......................................      6,708,704       4,763,518
Notes payable (Note 3) ..................................     29,846,248      30,542,276
                                                            ============    ============
          Total Liabilities .............................     43,023,119      45,875,666
                                                            ------------    ------------


STOCKHOLDERS' EQUITY (Note 5)

Common stock, par value $.01 per share; 50,000,000 shares
    authorized; issued and outstanding - 4,580,611 shares         45,806          45,806
Additional paid-in capital ..............................     92,817,021      92,643,658
Accumulated deficit .....................................    (65,045,779)    (65,334,117)
Treasury stock - 53,046 shares ..........................       (410,283)       (410,283)
                                                            ------------    ------------

          Total Stockholders' Equity ....................     27,406,765      26,945,064
                                                            ------------    ------------




                                                            $ 70,429,884    $ 72,820,730
                                                            ============    ============

See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)




                                                    Three Months Ended March 31,
                                                         1997          1996
                                                      -----------   -----------

REVENUES

Home sales (Notes 1 and 5) ...........................$12,572,837   $      --
Residual interest and real estate loan interest income    359,294       438,082
Other income .........................................    175,316       196,613
                                                      -----------   -----------

                                                       13,107,447       634,695


COSTS AND EXPENSES

Cost of home sales (Notes 1 and 5) ................... 10,946,502          --
Commissions and other sales costs (Notes 1 and 5) ....    755,048          --
General, administrative and other ....................  1,091,686       388,073
Interest .............................................       --         162,289
                                                      -----------   -----------

                                                       12,793,236       550,362

Income before income tax expense .....................    314,211        84,333

Income tax expense ...................................     25,873          --
                                                      -----------   -----------

     Net Income ......................................$   288,338   $    84,333
                                                      ===========   ===========


Earnings per share ...................................$      0.06   $      0.03
                                                      ===========   ===========

Weighted average common shares outstanding ...........  4,671,173     3,273,118
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                                  1997            1996
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ................................................   $    288,338    $     84,333
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
       Increase in real estate under development ..........    (10,012,708)           --
       Depreciation and amortization ......................        195,407          19,300
       Amortization of residual interests .................         91,680         472,388
       Increase in other assets ...........................       (895,999)       (179,023)
       Decrease in accounts payable and accrued liabilities     (1,962,189)        (94,385)
                                                              ------------    ------------

        Net cash provided by (used in) operating activities    (12,295,471)        302,613
                                                              ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal payments received on real estate loans ..........        384,000         498,330
Real estate loans funded ..................................       (178,272)        (50,000)
(Increase) decrease in short-term investments .............      4,376,763        (113,040)
Decrease in funds held by Trustee .........................           --           388,813
                                                              ------------    ------------

        Net cash provided by investing activities .........      4,582,491         724,103
                                                              ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings ................................................      4,797,651            --
Repayment of borrowings ...................................     (5,493,679)       (991,000)
Distributions to stockholders .............................       (194,330)       (291,496)
                                                              ------------    ------------

        Net cash used in financing activities .............       (890,358)     (1,282,496)
                                                              ------------    ------------


Net decrease in cash and cash equivalents .................     (8,603,338)       (255,780)

Cash and cash equivalents at beginning of period ..........     15,567,918       3,347,243
                                                              ------------    ------------

Cash and cash equivalents at end of period ................   $  6,964,580    $  3,091,463
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

           Monterey Homes Corporation (previously Homeplex Mortgage Investments Corporation), the Company, commenced operations in July 1988. Prior to the Merger (see Note 5), the Company's main line of business was investing in mortgage certificates securing collateralized mortgage obligations (CMOs), interests relating to mortgage participation certificates (MPCs) (collectively residual interests) and loans secured by real estate.

           Since January 1, 1997, the operation of the Company has focused on homebuilding, and the combined entities intend to continue with Monterey Homes' building operations as its main line of business. These operations are currently conducted primarily in the Phoenix, Scottsdale and Tucson, Arizona markets.

           Basis of Presentation

           The consolidated financial statements include the accounts of Monterey Homes Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to be consistent with current financial statement presentation. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

           Upon consummation of the Merger a one-for-three reverse stock split of the Company's issued and outstanding common stock, $.01 par value per share, was effected. Except as otherwise indicated, the share information contained herein reflects the one-for-three reverse stock split.


NOTE 2 -  REAL ESTATE UNDER DEVELOPMENT

           The components of real estate under development at March 31, 1997 and December 31, 1996 are as follows:

                                                 (Unaudited)
                                                   March 31,   December 31,
                                                    1997          1996
                                                 -----------   -----------

      Homes in production ....................   $25,245,383   $22,839,500
      Finished lots and lots under development    20,758,467    13,151,642
                                                 -----------   -----------
                                                 $46,003,850   $35,991,142
                                                 ===========   ===========

NOTE 3 - NOTES PAYABLE

          Notes payable consist of the following at March 31, 1997 and December 31, 1996:

                                                                                   (Unaudited)
                                                                                  March 31, 1997  December 31, 1996
                                                                                  --------------  -----------------
Construction line of credit to bank, interest payable
    monthly approximating prime (8.5% at March
   31, 1997) plus .25%, payable at the earlier of close
   of escrow or maturity date of individual homes
   within the line or June 19, 2000 .................                                $10,458,076   $ 7,251,958

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 And 1996

     Guidance  line of credit to bank for  acquisition  and  development  interest payable monthly  approximating  prime plus .5%,  payable at the earlier of funding of construction financing, the maturity date of indivi-
        dual projects within the line or June 19, 2000 ...........................     7,276,638     9,628,993

     Short-term credit  facility to bank maturing in August 1997,  annual interest of prime plus .5%,  principal  payments of $500,000 plus interest  payable monthly with remaining principal and interest payable at
        maturity date ............................................................     4,052,500     5,552,500

     Senior subordinated notes payable, maturing October 15, 2001, annual interest of 13%, payable semi-annually, principal payable at maturity date with
        a put to the Company at June 30, 1998, unsecured .........................     8,000,000     8,000,000

     Other .......................................................................        59,034       108,825
                                                                                     -----------   -----------

        Total ....................................................................   $29,846,248   $30,542,276
                                                                                     ===========   ===========


      A provision of the senior subordinated bond indenture provides the bondholders with the option, at June 30, 1998, to require the Company to buy back the bonds at 101% of face value. Approximately $2,800,000 of the bonds are held equally by the Co-Chief Executive Officers of the Company.


NOTE 4 - CAPITALIZED INTEREST

        The Company capitalizes interest costs incurred on homes in production and lots under development. This capitalized interest is allocated to unsold lots, and included in cost of home sales in the accompanying statements of earnings when the units are delivered. The following tables summarize interest capitalized and interest expensed (dollars in thousands):

                                                    Quarter Ended March 31,
                                                    -----------------------
                                                       1997      1996
                                                      ------    ------

          Beginning unamortized capitalized interest   $  --    $  N/A
          Interest capitalized .....................     692       N/A
          Amortized - cost of home sales ...........     (93)      N/A
                                                       -----    ------
          Ending unamortized capitalized interest ..   $ 599       N/A
                                                       =====    ======

          Interest incurred ........................   $ 692    $  162
          Interest capitalized .....................     692       N/A
                                                       -----    ------
          Interest expensed ........................   $  --    $  162
                                                       =====    ======

         Had the Merger not occurred, interest capitalized by the Monterey Entities would have been $692,000 and $832,000 for the three months ended March 31, 1997 and 1996, respectively. Interest amortized through cost of home sales would have been $532,000 and $430,000 for the same periods, respectively.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 And 1996



NOTE 5 - HOMEPLEX / MONTEREY MERGER

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

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the Merger had occurred at January 1, 1996, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated.

                                         Three Months ended March 31,
                                              1997          1996
                                           -----------   -----------

          Total revenues ...............   $13,107,447   $15,405,525
          Net income ...................       288,338       268,393
          Net earnings per share........   $       .06   $       .06

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 And 1996



NOTE 6 - INCOME TAXES

           Deferred tax assets of approximately $6.8 million have been recorded in the March 31,1997 and December 31, 1996 balance sheet due to temporary differences and carryforwards. For federal and state income tax purposes at March 31, 1997 and at December 31, 1996, the Company had a net operating loss carryforward of approximately $53 million that expires beginning in 2007.

           Income tax expense for the three months ended March 31, 1997 was $25,873. No income tax was recorded in the first quarter of 1996, due to the Company's status as a real estate investment trust in that year.

                                                MONTEREY HOMES CORPORATION


Item 2. Management's  Discussion And Analysis Of Financial Condition And Results
        ------------------------------------------------------------------------
        Of Operations
        -------------

           This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, the impact of changes in interest rates, plans relating to products or services of the Company, potential real property acquisitions, and new or planned development projects, as well as assumptions relating to the foregoing.

           Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.

           Historical Results of Operations

           Quarter ended March 31, 1997 compared to 1996:

           The Company had net income of $288,338 or $.06 per share for the first three months of 1997 compared to $84,333 or $.03 per share in 1996. Home sales revenue, cost of home sales, commissions and other sales costs all increased in 1997, as the Company had no homebuilding operations prior to the Merger in December of 1996.

           Residual and real estate loan interest income was less in 1997 than in 1996 due to the decreasing residual and loan portfolio balances. The increase in general, administrative and other costs to $1,091,686 in 1997 from $388,073 in 1996 was caused mainly by higher corporate costs, including compensation expense that was related to the merger transaction. All interest incurred was capitalized in 1997, with $93,000 amortized through costs of home sales, and not expensed directly as in 1996.

           Liquidity and Capital Resources

           The Company uses a combination of borrowings and funds generated by operations to meet its working capital requirements. At March 31, 1997, the Company had $20 million in a short-term, secured, revolving construction loan facility and $20 million in an acquisition and development guidance facility, of which $10.5 million and $7.3 million were outstanding, respectively. The Company also had outstanding $4.1 million at March 31, 1997, on a term loan to refinance an existing note, as well as $8.0 million in unsecured, senior subordinated notes due October 15, 2001 (the "Notes"), which were issued in October 1994. The Company had available but unborrowed funds under its credit facilities of $2.1 million at March 31, 1997.

           In the first quarter of 1997, the Company used $8.2 million of cash to purchase land for future development at the Gainey Ranch site in Scottsdale, Arizona. Subsequent to March 31, 1997, the Company added this property to its acquisition and development guidance facility generating $4.3 million in available but unborrowed funds.

           The Indenture governing the Notes and the Company's various loan agreements contain restrictions which could, depending on the circumstances, affect the Company's ability to obtain additional financing in the future. If the Company at any time is not successful in obtaining sufficient capital to fund its then-planned development and expansion costs, some or all of its projects may be significantly delayed or abandoned. Any such delay or abandonment could result in cost increases or the loss of revenues and could have a material adverse effect on the Company's results of operations and ability to repay its indebtedness.

                           MONTEREY HOMES CORPORATION


           The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The early stages of development or expansion require significant cash outlays for, among other things, land acquisition, obtaining plat and other approvals, construction of amenities which may include community tennis courts, swimming pools and ramadas, model homes, roads, certain utilities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during a development's early stages may significantly exceed cash flow. In later stages of development and expansion, cash flow can significantly exceed income reported for financial statement purposes, as cost of home sales includes charges for substantial amounts of previously expended costs.

         Pro Forma Results Of Operations for the Quarters Ended March 31, 1997 and 1996

           As a result of the Merger, the primary business of the Company has shifted from the making of real estate loans and holding residual interests to homebuilding. Due to this change, Management believes that comparison of operations for quarters in a prior year with the current quarter operations is not as meaningful as the pro forma results. Accordingly, Management has prepared proforma condensed combined operating results for the three months ended March 31, 1996, which reflect the impact of combining the pre-merger companies as though the acquisition had taken place on January 1, 1996.

                                                                          Three Months Ended March 31,
                                                                          1997                      1996
                                                                        --------                  --------
                                                                         Actual                    Pro Forma
                                                                   (Dollars in thousands, except per share data)
           Home sales revenue...................................         $12,573                   $14,767
           Cost of home sales...................................          10,947                    12,924
                                                                        --------                  --------
               Gross profit.....................................           1,626                     1,843
           Selling, general and administrative..................           1,847                     2,180
                                                                        --------                  --------
               Operating loss ..................................            (221)                     (337)
           Other income.........................................             535                       638
                                                                        --------                  --------
               Earnings before income taxes.....................             314                       301
           Income tax expense...................................              26                        33
                                                                        --------                  --------

               Net earnings.....................................        $    288                  $    268
                                                                        ========                  ========

           Earnings per share...................................        $    .06                  $    .06
                                                                        ========                  ========

           The key assumptions in the pro forma results of operations relate to the following:

           (1)  The transaction was consummated on January 1, 1996.
           (2) Compensation expense was adjusted to add the new employees' cost and to deduct the terminated employees' cost.
           (3) The net operating loss was utilized to reduce the maximum amount of taxable income possible.

         Results of Operations

           The following discussion and analysis provides information regarding the combined financial position of the Company and its subsidiaries as of March 31, 1997 and December 31, 1996 and their results of operations for the three months ended March 31, 1997 and pro forma operations for the three months ended March 31, 1996. All material balances and transactions between Monterey Homes Corporation and its subsidiaries have been eliminated. This discussion should be read in conjunction with the Company's and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of Management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

                           MONTEREY HOMES CORPORATION



           Home Sales Revenue

           Home sales revenue for any period is the product of the number of units closed during the period and the average sales price per unit. The following table presents comparative first quarter 1997 and 1996 housing revenues (dollars in thousands):

                                                                               Dollar/Unit      Percentage
                                              Quarter Ended M  Increase         Increase         Increase
                                                  1997           1996           (Decrease)      (Decrease)
                                            ---------------- ------------       ----------      ----------
         Dollars.........................     $ 12,573         $ 14,767         ($2,194)            (14.9%)
         Units closed....................           40               53             (13)            (24.5%)
         Average sales price.............     $  314.3         $  278.6          $ 35.7              12.8%

         Home sales revenue decreased 14.9% due to 13 fewer closings during the first quarter of 1997. The average sales price increased 12.8% due to closing higher priced homes in 1997. In the first quarter of 1996, 23 lower priced condominium units were closed. There were no condominium closings in the first quarter of 1997 as this project was sold out in 1996.

         Gross Profit

         Gross profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, units construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The following table presents comparative first quarter 1997 and 1996 housing gross profit (dollars in thousands):

                                                                                    Dollar         Percentage
                                               Quarter Ended M  Increase           Increase          Increase
                                                  1997             1996           (Decrease)        (Decrease)
                                            ----------------  -------------      ------------      -----------
         Dollars.......................         $1,626           $1,843              ($217)            (11.8%)
         Percent of housing revenues...         12.9%            12.5%                  .4%              3.2%

         The 11.8% decrease in dollar gross profit is a result of 13 fewer closings in the first quarter of 1997.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses, which include advertising, model and sales office, sales administration, commissions and corporate overhead costs, were $1.8 million for the first quarter of 1997, as compared to $2.2 million for the same period in 1996, a decrease of 8%. This change was caused mainly by fewer home closings and higher administrative and corporate costs paid in 1996 than in 1997.

         Development Projects

         At March 31, 1997, the Company had 14 subdivisions under various stages of development. The Company was actively selling in 11 subdivisions, was sold out in one subdivision, and was in various stages of preparation to open for sales in two subdivisions. The Company owns the underlying land in seven subdivisions subject to bank acquisition financing and the underlying land in two subdivisions free from any acquisition financing. The lots in

                           MONTEREY HOMES CORPORATION


the remaining five subdivisions are purchased from developers on a rolling option basis. During the first quarter of 1997, the Company purchased one new subdivision and entered into one new rolling lot option contract to increase the lots available to the Company in one existing subdivision. Depending on market conditions, Management may elect to make additional selective property acquisitions throughout the remainder of the current year.

         Net Orders

         Net orders for any period represent the number of units ordered by customers (net of units canceled) multiplied by the average sales price per units ordered. The following table presents comparative first quarter 1997 and 1996 net orders (dollars in thousands):

                         Quarter Ended March 31, Dollar/Unit  Percentage
                             1997       1996       Increase    Increase
                           -------     -------     --------    --------

     Dollars ...........   $27,868     $15,490     $12,378       79.9%
     Units ordered .....        81          59          22       37.3%
     Average sales price   $ 344.1     $ 262.5     $  81.6       31.1%


         The dollar volume of net orders increased by 79.9% over the 1996 first quarter due primarily to an increase in average sales price and higher unit sales. The increase in average sales price was caused by activity in a new semi-custom subdivision with higher priced homes. The increase in net orders has generally been caused by an increase in the number of subdivisions actively open for sales to eleven in 1997 from six in 1996.

         Monterey does not include sales which are contingent on the sale of the customer's existing home as orders until the contingency is removed. Historically, Monterey has experienced a cancellation rate of less than 16% of gross sales.

         Net Sales Backlog

         Backlog represents net orders of Monterey which have not closed. The following table presents comparative March 31, 1997 and 1996 net sales backlog (dollars in thousands):


                         Quarter Ended March 31, Dollar/Unit  Percentage
                             1997       1996       Increase    Increase
                           -------     -------     --------    --------

     Dollars............   $61,224     $40,602      $20,622      50.8%
     Units in Backlog...       161         150           11       7.3%
     Average Sales Price   $ 380.3     $ 270.7      $ 109.6      40.5%


         Dollar backlog increased 50.8% over the prior year due to an increase in units in backlog and by an increase in average sales price. Average sales price has increased due to the sell out of lower priced Vintage Condominium subdivision and the opening of a higher priced semi-custom subdivision. Units in backlog have increased 7.3% over the prior year due to the increase in net orders.

         Seasonality

         Monterey has historically closed more units in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for their semi-custom, luxury product homes. Management expects that this seasonal trend will continue in the future, but may change slightly as operations expand within the move-up segment of the market.

                           MONTEREY HOMES CORPORATION



PART II.         OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

                 (a)       Exhibits - Exhibit 27, Financial Data Schedule

                                    - Exhibit 99, Private  Securities Reform Act
                           of  1995  Safe  Harbor   Compliance   Statement   for
                           Forward-Looking Statements

                 (b) Reports on Form 8-K - A Current Report on Form 8-K, dated December 31, 1996, was filed with the Securities and Exchange Commission on January 14, 1997. This Form 8-K related to (i) the merger of two privately-held homebuilding companies with and into the Company and (ii) the retention of KPMG Peat Marwick LLP to replace Ernst & Young LLP as the Company's independent accountants. This Form 8-K was amended on January 22, 1997 and March 6, 1997.

                           MONTEREY HOMES CORPORATION


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.




                                        MONTEREY HOMES CORPORATION
                                        A Maryland Corporation




May 13, 1997                            By:            / LARRY W. SEAY
                                           -------------------------------------
                                                          Larry W. Seay
                                               Vice President of Finance &
                                                Chief Financial Officer

                                       S.1