Form 10-K405/A
period 1996-12-31
MONTEREY HOMES CORP
filed 1997-06-17
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         Information  concerning  the  Company's  current  directors,   director
nominees and executive officers is set forth below.



Name                         Age       Position with the Company
----                         ---       -------------------------
William W. Cleverly          41        Chairman of the Board, Class I Director
                                       and Co-Chief Executive Officer
Steven J. Hilton             35        President, Class I Director and Co-Chief
                                       Executive Officer
Larry W. Seay                41        Vice President-Finance, Chief Financial
                                       Officer, Secretary and Treasurer
Anthony C. Dinnell           45        Vice President-Marketing and Sales
Irene Carroll                41        Vice President-Land Acquisition and
                                       Development
Christopher T. Graham        33        Vice President-Construction Operations
Jeffrey R. Grobstein         37        Vice President-Tucson Division
Alan D. Hamberlin(2)         48        Class I Director
Robert G. Sarver(1)          35        Class II Director
C. Timothy White(1)(2)       36        Class II Director

------------------------------------
(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

         William W. Cleverly has served as Chairman of the Board and Co-Chief Executive Officer of the Company since the Merger on December 31, 1996. Mr. Cleverly co-founded the Monterey Entities in 1986 and served as President and director of the Monterey Entities until the Merger on December 31, 1996. From 1983 to 1986, Mr. Cleverly was the President and founder of a real estate development company which developed and marketed multi-family projects. Mr. Cleverly received his undergraduate degree from the University of Arizona, and is a member of the Central Arizona Homebuilders' Association of Arizona and the National Homebuilders' Association.

         Steven J. Hilton has served as President, Co-Chief Executive Officer and Director of the Company since the Merger on December 31, 1996. Mr. Hilton co-founded the Monterey Entities in 1986 and served as Treasurer, Secretary and director of the Monterey Entities until the Merger on December 31, 1996. From 1985 to 1986, Mr. Hilton served as a project manager for Premier Community Homes, a residential homebuilder. From 1984 to 1985, Mr. Hilton served as a project manager for Mr. Cleverly's real estate development company. Mr. Hilton received his undergraduate degree from the University of Arizona, and is a member of the Central Arizona Homebuilders' Association, the National Homebuilders' Association, the National Board of Realtors and the Scottsdale Board of Realtors.

         Larry W. Seay has served as the Vice President-Finance and Chief Financial Officer of the Company since the Merger on December 31, 1996 and as Secretary and Treasurer of the Company since January 1997. Mr. Seay was appointed Vice President-Finance and Chief Financial Officer of the Monterey Entities in April 1996 and served in that capacity until the Merger on December 31, 1996. From 1990 to 1996, Mr. Seay served as the Vice President- Treasurer of UDC Homes, Inc., a homebuilding company based in Phoenix, Arizona. In May 1995, while Mr. Seay served as Vice President-Treasurer, UDC Homes, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. UDC Homes, Inc. emerged from reorganization proceedings in November 1995. From 1986 to 1990, Mr. Seay served as Treasurer and Chief Financial Officer of Emerald Homes, Inc., also a Phoenix, Arizona-based homebuilding company. Prior to 1986, Mr. Seay worked as a staff accountant and audit manager at Deloitte & Touche LLP. Mr. Seay graduated with undergraduate degrees in finance and accounting and with a Masters in Business Administration from Arizona State University. Mr. Seay is a certified public accountant and a member of the American Institute of Certified Public Accountants.

         Anthony C. Dinnell has served as the Vice President-Marketing and Sales of the Company since the Merger on December 31, 1996. Mr. Dinnell served as Vice President-Marketing and Sales of the Monterey Entities from 1992 until the Merger. From 1991 to 1992, Mr. Dinnell was Regional Sales Manager for M/I Schottenstein Homes and from 1988 to 1991 he was Division Manager for NV Homes, both of which are Maryland-based, national homebuilding companies. Prior to 1988, Mr. Dinnell served as Vice President of Sales and Marketing with Coscan Homes, a residential homebuilder in Phoenix, Arizona, and as Director of Marketing for Dell Trailor Homes, also a homebuilder in Phoenix, Arizona. He is on the Sales and

Marketing Council for the Central Arizona Homebuilders' Association and a member of the National Homebuilders' Association.

         Irene Carroll has served as the Vice President-Land Acquisition and Development of the Company since the Merger on December 31, 1996. Ms. Carroll served as Vice President-Land Acquisition and Development of the Monterey Entities from 1994 until the Merger on December 31, 1996. From 1992 to 1994, Ms. Carroll served as a Division Manager for Richmond American Homes, a residential homebuilder in Phoenix, Arizona. From 1983 to 1992, Ms. Carroll held a number of other positions with Richmond American Homes and its predecessor, Wood Brothers Homes, including Vice President of Operations (1992-1994), Vice President of Finance (1987-1992), Division Controller (1984-1987), and Corporate Cash Manager (1983- 1984). Ms. Carroll graduated from the University of Texas, is a certified public accountant, and is a member of the Central Arizona Homebuilders' Association and the National Homebuilders' Association.

         Christopher T. Graham has served as the Vice President-Construction Operations of the Company since the Merger on December 31, 1996. Mr. Graham was appointed Vice President- Construction Operations of the Monterey Entities in 1996 and served in that capacity until the Merger on December 31, 1996. From 1993 to 1996, Mr. Graham served as a Project Manager in Phoenix, Arizona, and as Director of Construction in Salt Lake City, Utah, for Pulte Home Corporation, a residential homebuilder. Prior to 1993, Mr. Graham worked in various positions of increasing responsibility with Continental Homes, a residential homebuilder, most recently as Purchasing Manager. Mr. Graham represents Monterey Homes in the Central Arizona Homebuilders' Association.

         Jeffrey R. Grobstein has served as the Vice President-Tucson Division of the Company since the Merger on December 31, 1996. Mr. Grobstein joined the Monterey Entities in 1988 as Community Manager in Monterey's Sales and Marketing Department. From 1995 to 1996, Mr. Grobstein served as Vice President-Marketing and Sales for Monterey's Tucson Division, and in 1996 was promoted to Vice President-Tucson Division and served in that capacity until the Merger on December 31, 1996. From 1984 to 1988, Mr. Grobstein was employed in the sales and marketing department of the Dix Corporation, a residential homebuilder. Mr. Grobstein is a member of the Southern Arizona Homebuilders' Association, the Tucson Association of Realtors and the National Homebuilders' Association.

         Alan D. Hamberlin has served as a director of the Company since the Company's organization in July 1988. Mr. Hamberlin served as Chief Executive Officer of the Company from July 1988 until the Merger on December 31, 1996, and as Chairman of the Board of Directors from January 1990 until the Merger. He also served as the President of the Company from its organization until September 1995. Mr. Hamberlin served as the President and Chief Executive Officer of the managing general partner of the Company's former Manager and has been President of Courtland Homes, Inc., a Phoenix, Arizona single-family residential homebuilder, since July 1983. Mr. Hamberlin has served as a director of American Southwest Financial Corporation and

American Southwest Finance Co., Inc. since their organization in September 1982, as a Director of American Southwest Affiliated Companies since its organization in March 1985 and of American Southwest Holdings, Inc. since August 1994.

         Robert G. Sarver has served as a director of the Company since the Merger on December 31, 1996. Mr. Sarver has served as the Chairman and Chief Executive Officer of GB Bancorporation, a bank holding company for Grossmont Bank, San Diego's largest community bank, since 1995. Mr. Sarver currently serves as a director of Zion's Bancorporation, a publicly held bank holding company. In 1990, Mr. Sarver was a co-founder and currently serves as the Executive Director of Southwest Value Partners and Affiliates, a real estate investment company. In 1984, Mr. Sarver founded National Bank of Arizona, Inc. and served as President until it was acquired by Zion's Bancorporation in 1993. Mr. Sarver received his undergraduate degree from the University of Arizona and is a certified public accountant.

         C. Timothy White has served as a director of the Company since the Merger on December 31, 1996. Mr. White served as a director of the Monterey Entities from February 1995 until the Merger on December 31, 1996. Since 1989, Mr. White has been an attorney with the law firm of Tiffany & Bosco, P.A. in Phoenix, Arizona. During 1996 and 1995, the Monterey Entities paid Tiffany & Bosco, P.A. approximately $100,000 and $206,000, respectively, for legal services rendered. Mr. White received his undergraduate degree from the University of Arizona and his law degree from Arizona State University.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that all required forms were filed, the Company believes that during the Company's preceding fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.      Executive Compensation

         The table below sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, of those persons who were, at December 31, 1996 (i) the Chief Executive Officer of the Company and (ii) the other most highly compensated executive officer of the Company (collectively, the "Named Officers"). Information with respect to the Company's current Co-Chief Executive Officers and other executive officers is not provided as such persons did not serve the Company in those capacities during 1996.

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                  Compensation
                                                                  ------------
                                            Annual Compensation       Awards
                                            -------------------       ------
                                                                                  All Other
    Name and Principal Position      Year    Salary      Bonus    Options(#)     Compensation
    ---------------------------      ----    ------      -----    ----------     ------------
Alan D. Hamberlin(1) Chairman of     1996         $1        ---          861         ---
the Board and Chief Executive        1995   $240,000        ---      273,338         ---
Officer                              1994   $250,000     $2,100        1,547         ---

Jay R. Hoffman(2)                    1996   $200,016   $100,000          178     $200,000(3)
President, Secretary, Treasurer      1995   $183,000    $25,000          413         ---
and Chief Financial Officer          1994   $175,000    $15,000          405         ---

------------------------

(1) Mr. Hamberlin resigned all positions with the Company, other than director, in conjunction with the Merger on December 31, 1996.
(2) Mr. Hoffman resigned his positions with the Company in conjunction with the Merger on December 31, 1996.
(3) Represents change of control payment made to Mr. Hoffman upon consummation of the Merger.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The table below sets forth information with respect to the granting of stock options during the fiscal year ended December 31, 1996, to the Named Officers and to Messrs. Cleverly and Hilton, who became the Company's Co-Chief Executive Officers on December 31, 1996.

                                                                                              Potential Realizable Value at
                                                                                              Assumed Annual Rates of Stock
                                                                                              Price Appreciation for Option
                                        Individual Grants                                                 Term(1)
                                        -----------------                                                 -------
                                          Percentage of
                                          Total Options       Exercise
                                           Granted to         or Base
                             Options      Employees In         Price      Expiration
      Name                  Granted #    Last Fiscal Year     ($/Share)       Date           0%           5%           10%
      ----                  ---------    ----------------     ---------       ----           --           --           ---
Alan D. Hamberlin              861(2)          *                ---        12/31/98          $3,900       $4,300        $4,700
Jay R. Hoffman                 178(2)          *                ---        12/31/98            $800         $900        $1,000
William W. Cleverly        166,667(3)        49.8%             $5.25       12/31/02                     $297,600      $675,100
Steven J. Hilton           166,667(3)        49.8%             $5.25       12/31/02                     $297,600      $675,100

-----------------

*        Represents less than 1% of total options granted to employees in 1996.
(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option terms. The potential realizable value is calculated by assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term at certain specified rates, and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These gains are based on assumed rates of stock appreciation of 0%, 5% and 10% compounded annually from the date the respective options were granted to their expiration date, and are not presented to forecast future appreciation, if any, in the price of the Common Stock.
(2) Represents dividend equivalent rights earned in 1996, all of which are currently exercisable.
(3) Represents options granted in connection with the Merger. These options vest in equal one-third increments on December 31, 1997, 1998 and 1999. Excludes 266,667 shares of contingent stock in which Messrs. Cleverly and Hilton each have a one-half interest and which will be issued only if certain stock price goals are achieved.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      OPTION VALUE AS OF DECEMBER 31, 1996

         The table below sets forth information with respect to the exercise of stock options during the fiscal year ended December 31, 1996 to the Named Officers and to Messrs. Cleverly and Hilton, who became the Company's Co-Chief Executive Officers on December 31, 1996. The Company does not have a long-term incentive plan or a defined benefit or actuarial plan and has never issued any stock appreciation rights.

                                                             Number of Unexercised          Value of Unexercised In-the-
                                                               Options at Fiscal            Money Options at Fiscal Year
                                                                  Year End (#)                      End ($)(1)
                                                                  ------------                      ----------
                           Shares
                         Acquired on         Value
        Name            Exercise (#)      Realized ($)     Exercisable    Unexercisable     Exercisable      Unexercisable
        ----            ------------      ------------     -----------    -------------     -----------      -------------
Alan D.                      ---              ---            261,435         91,667          $724,600           $275,000
Hamberlin

Jay R. Hoffman               ---              ---             21,268          ---             $25,700              ---
William W.                   ---              ---              ---          166,667             ---             $375,000
Cleverly

Steven J. Hilton             ---              ---              ---          166,667             ---             $375,000

------------------------

(1) Calculated based on the closing price of the Company's Common Stock on December 31, 1996 of $7.50 per share less the exercise price per share, multiplied by the number of applicable shares in the money (including dividend equivalent rights).

                              EMPLOYMENT AGREEMENTS

         In connection with the Merger, the Company and each of William W. Cleverly and Steven J. Hilton executed employment agreements (the "Employment Agreements"). The Employment Agreements each have a term ending on December 31, 2001, and provide for an initial base salary of $200,000 per year (increasing by 5% of the prior year's base salary per year) and an annual bonus for the first two years of the lesser of 4% of the pre-tax consolidated net income of the Company or $200,000. Thereafter, the bonus percentage payout of consolidated net income will be determined by the Compensation Committee of the Board of Directors, provided that in no event will the bonus payable in any year exceed $200,000 per employee. Mr. Cleverly serves as the Company's Co-Chief Executive Officer and Chairman of the Board of Directors, and Mr. Hilton serves as the Company's Co-Chief Executive Officer, Director and President. If either Mr. Cleverly or Mr. Hilton voluntarily terminates his employment or is discharged for "Cause," the Company will have no obligation to pay him his current annual salary or bonus. If either Mr. Cleverly or Mr. Hilton is terminated during the term of the Employment Agreement without "Cause" or as a result of his death or permanent disability, the Company will be obligated to pay him (a) his current annual salary through the term of the Employment Agreement if terminated without "Cause," or for six months after termination in the event of death or disability, plus (b) a pro rated bonus. "Cause" is defined to mean only an act or acts of dishonesty constituting a felony and resulting or intended to result directly or indirectly in substantial personal gain or enrichment at the expense of the Company.

         The Employment Agreements with Messrs. Cleverly and Hilton contain non-compete provisions that until December 31, 2001, restrict them from, except in connection with their performance of their duties under the Employment Agreements, (i) engaging in the homebuilding business, (ii) recruiting, hiring or discussing employment with any person who is, or within the past six months was, an employee of the Company, (iii) soliciting any customer or supplier of the Company for a competing business or otherwise attempting to induce any customer or supplier to discontinue its relationship with the Company, or (iv) except solely as a limited partner with no management or operating responsibilities, engaging in the land banking or lot development business; provided, however, the foregoing provisions shall not restrict (A) the ownership of less than 5% of a publicly-traded company, or (B) in the event the employment of either Mr. Cleverly or Mr. Hilton is terminated under the Employment Agreement, engaging in the custom homebuilding business, engaging in the production homebuilding business outside a 100 mile radius of any project of the Company or outside Northern California or engaging in the land banking or lot development business. The non-compete provisions will survive the termination of the Employment Agreement unless either Mr. Cleverly or Mr. Hilton is terminated by the Company without Cause.

                         CHANGE OF CONTROL ARRANGEMENTS

         In the event there is a change of control of the Company that is not unanimously approved by the Company's Board of Directors, all unvested options granted to Alan D. Hamberlin will vest in full and be immediately exercisable by Mr. Hamberlin. The Company currently does not have any other change of control agreements or arrangements.

                             DIRECTOR COMPENSATION

         Prior to the Merger, directors who were not employees of the Company received an annual retainer of $20,000, plus $1,000 per meeting of the Board of Directors attended by the director. Currently, non-employee directors of the Company receive an annual retainer of $10,000 and are not additionally compensated for attendance at Board or Committee meetings. Subject to the approval of the Monterey Homes Corporation Stock Option Plan (Proposal No. 2), it is currently anticipated that each of the non-employee directors also will be granted an option to purchase 5,000 shares of the Company's Common Stock as additional consideration for their service as directors. These options shall vest in equal 2,500 share increments on each of the first two anniversary dates of the date of grant and shall have an exercise price equal to the closing price of the Company's Common Stock on the date of grant.

         In connection with the Merger, the Company's stockholders approved an extension of certain of the Company's stock options. The Company's former directors are parties to stock option agreements (collectively, the "Existing Stock Option Agreements") pursuant to which such former directors were issued stock options to purchase shares of the Company Common Stock under the stock plan of the Company existing prior to the Merger (the "Existing Stock Option Plan"). The Existing Stock Option Plan and Existing Stock Option Agreements provide for an exercise period after an optionee ceases to be an employee or director of the Company of three months after cessation of employment or service as a director. To facilitate the Merger, and in consideration thereof and in light of their past service to the Company, the stockholders approved an extension of the post-termination exercise period from three months to two years.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 30, 1997, the number and percentage of outstanding shares of the Company's Common Stock beneficially owned by each person known by the Company to beneficially own more than 5% of such stock, by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.


Name and Address of                         Shares Beneficially          Percent
  Beneficial Owner(1)                             Owned(2)              Owned(3)
  -------------------                             --------              --------
William W. Cleverly                               647,696                 14.31%
Steven J. Hilton                                  644,363                 14.23%
Alan D. Hamberlin                                 286,701(4)               5.97%
Robert G. Sarver                                   61,666                  1.36%
C. Timothy White                                     --                       --
Larry W. Seay                                        --                       --
Irene Carroll                                       6,666                      *
Anthony Dinnell                                       500                      *
Christopher T. Graham                                 500                      *
Jeffrey R. Grobstein                                1,020                      *
All Directors and Executive Officers            1,649,113                36.06%
         as a group (10 persons)

--------------------
*     Represents less than 1% of the Company's outstanding Common Stock.
(1) The address for each director and officer is c/o Monterey Homes Corporation, 6613 North Scottsdale Road, Suite 200, Scottsdale, Arizona 85250.
(2) Includes, where applicable, shares of Common Stock owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or the power of disposition.
(3) The percentages shown include the shares of Common Stock actually owned as of April 30, 1997 and the shares of Common Stock which the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock which the identified person or group had the right to acquire within 60 days of April 30, 1997 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(4) Includes 12,633 shares of Common Stock indirectly beneficially owned by Mr. Hamberlin through a partnership and 274,068 shares of Common Stock which Mr. Hamberlin had the right to acquire within 60 days of April 30, 1997 upon the exercise of stock options (including dividend equivalent rights).

Item 13.      Certain Relationships and Related Transactions

                     CERTAIN TRANSACTIONS AND RELATIONSHIPS

         Alan D. Hamberlin, the former Chairman of the Board of Directors, and Chief Executive Officer of the Company, is also a director of American Southwest Financial Corporation, American Southwest Finance Co., Inc., American Southwest Affiliated Companies and American Southwest Holdings, Inc. and a member of the management committee of American Southwest Financial Group, L.L.C. ("ASFG").

         Mr. Hamberlin directly and indirectly owns a total of 25% of the voting stock of American Southwest Holdings, Inc., American Southwest Holdings, Inc. directly or indirectly owns 100% of the voting stock of, among other entities, American Southwest Financial Services, Inc. ("ASFS"), American Southwest Financial Corporation and Westam Mortgage Financial Corporation. Mr. Hamberlin also directly and indirectly owns up to 25% of the capital interest held by the common members of ASFG and indirectly owns up to 25% of the capital interest of the preferred members of ASFG.

         The Company is a party to a Subcontractor Agreement pursuant to which ASFG, as assignee of ASFS, performs certain services for the Company in exchange for administration fees. ASFS received administration fees of approximately $133,000 during 1996, $144,000 during 1995 and $165,000 during 1994. The
Subcontractor Agreement renews on an annual basis and the Company has the right to terminate the Subcontractor Agreement upon the happening of certain events.

         Since  September  1994,  the  Company has leased  approximately  11,000 square feet of office space in a Scottsdale, Arizona office building from a limited liability company owned by Messrs. Cleverly and Hilton. The lease has a five-year term, and Monterey has an option to expand its space in the building and renew the lease for additional terms at rates that are competitive with those in the market at such time. Rents paid to the limited liability company totaled $ $173,160, $164,394 and $53,244 during fiscal years 1996, 1995 and
1994, respectively. Monterey believes that the terms of the lease are no less favorable that those which could be obtained in an arm's-length negotiated transaction.

         During 1996 and 1995. Monterey incurred fees for legal services to Tiffany & Bosco, P.A. of approximately $100,000 and $206,000, respectively. C. Timothy White, a director of the Company, is a shareholder of Tiffany & Bosco, P.A.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of June 1997.

                                      MONTEREY HOMES CORPORATION,
                                      a Maryland corporation


                                      By   /s/ William W. Cleverly
                                        ----------------------------
                                           William W. Cleverly
                                           Chairman of the Board and
                                           Co-Chief Executive Officer

Signature                                             Title                                   Date
---------                                             -----                                   ----

/s/William W. Cleverly                   Chairman of the Board and Co-Chief                    June 17, 1997
------------------------------------     Executive Officer (Co-Principal
William W. Cleverly                      Executive Officer)

Signature                                             Title                                   Date
---------                                             -----                                   ----

/s/Steven J. Hilton                      President and Co-Chief Executive                      June 17, 1997
------------------------------------     Officer (Co-Principal Executive Officer)
Steven J. Hilton

/s/Larry W. Seay                         Vice President - Finance and Chief                    June 17, 1997
------------------------------------     Financial Officer, Secretary and
Larry W. Seay                            Treasurer (Principal Financial and
                                         Accounting Officer)

*                                        Director                                              June 17, 1997
------------------------------------
Alan D. Hamberlin

*                                        Director                                              June 17, 1997
------------------------------------
Robert G. Sarver

*                                        Director                                              June 17, 1997
------------------------------------
C. Timothy White





* /s/ Steven J. Hilton                   Attorney-in-fact
------------------------------------
Steven J. Hilton

                                       S-2