Form 10-Q
period 1997-06-30
MONTEREY HOMES CORP
filed 1997-08-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

As of August 13, 1997; 5,247,278 shares of Monterey Homes Corporation common stock were outstanding.
================================================================================

                           MONTEREY HOMES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
                                TABLE OF CONTENTS




                                                                        PAGE NO.
PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements:

                Consolidated Balance Sheets as of June 30, 1997 and
                December 31, 1996..........................................   3

                Consolidated Statements of Earnings for the Three and Six
                Months ended June 30, 1997 and 1996........................   4

                Consolidated Statements of Cash Flows for the
                Six Months ended June 30, 1997 and 1996....................   5

                Notes to Consolidated Financial Statements.................   6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................  11

PART II.        OTHER INFORMATION

     Item 2.    Changes in Securities......................................  16

     Item 6.    Exhibits and Reports on Form 8-K...........................  16

SIGNATURES      ...........................................................  S.1

                  MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                            June 30,        December 31,
                                                                              1997             1996
                                                                              ----             ----
ASSETS

Cash and cash equivalents ...........................................    $  7,262,648      $ 15,567,918
Short-term investments ..............................................               0         4,696,495
Real estate loans and other receiveables ............................       1,571,530         2,623,502
Real estate under development (Notes 2 & 4) .........................      45,106,664        35,991,142
Option deposits .....................................................       1,319,241           546,000
Residual interests ..................................................       3,855,755         3,909,090
Other assets ........................................................         799,947           940,095
Deferred tax asset ..................................................       6,783,000         6,783,000
Goodwill (Note 5) ...................................................       1,719,581         1,763,488
                                                                         ------------      ------------

                                                                         $ 68,418,366      $ 72,820,730
                                                                         ============      ============


LIABILITIES

Accounts payable and accrued liabilities ............................    $  7,344,153      $ 10,569,872
Home sale deposits ..................................................       7,697,170         4,763,518
Notes payable (Note 3) ..............................................      23,838,847        30,542,276
                                                                         ------------      ------------

Total liabilities ...................................................      38,880,170        45,875,666
                                                                         ------------      ------------


STOCKHOLDERS' EQUITY (Note 5)

Common stock, par value $.01 per share; 50,000,000 shares
    authorized; issued and outstanding - 4,580,611 shares ...........          45,806            45,806
Additional paid-in capital ..........................................      92,990,384        92,643,658
Accumulated deficit
                                                                          (63,087,711)      (65,334,117)
Treasury stock - 53,046 shares ......................................        (410,283)         (410,283)
                                                                         ------------      ------------


Total Stockholder's Equity ..........................................      29,538,196        26,945,064
                                                                         ------------      ------------


                                                                         $ 68,418,366      $ 72,820,730
                                                                         ============      ============

          See accompanying notes to consolidated financial statements.

                  MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                Three Months Ended June 30,    Six Months Ended June 30,
REVENUES                                           1997            1996           1997           1996
                                                   ----            ----           ----           ----
Home sales (Notes 1 and 5) ................   $ 24,544,107    $       --      $ 37,116,944    $       --
Residual interest and real estate loan
         interest income ..................        790,818         452,868       1,150,112         890,950
Other income ..............................        130,432         182,637         305,748         379,250
                                              ------------    ------------    ------------    ------------
                                                25,465,357         635,505      38,572,804       1,270,200
                                              ------------    ------------    ------------    ------------

COSTS AND EXPENSES

Cost of home sales (Notes 1 and 5) ........     20,882,044            --        31,828,546            --
Commissions and other sales costs (Notes 1
     and 5) ...............................      1,243,662            --         1,998,710            --
General, administrative and other .........      1,183,783         262,761       2,275,469         650,834
Interest ..................................           --            75,656            --           237,945
                                              ------------    ------------    ------------    ------------
                                                23,309,489         338,417      36,102,725         888,779
                                              ------------    ------------    ------------    ------------

Income before income tax expense and
     extraordinary loss from early ........      2,155,868         297,088       2,470,079         381,421
     extinguishment of debt
Income tax expense ........................        197,800            --           223,673            --
                                              ------------    ------------    ------------    ------------
Income before extraordinary loss from early
     extinguishment of debt ...............      1,958,068         297,088       2,246,406         381,421
Extraordinary loss from early
     extinguishment of debt ...............           --          (148,433)           --          (148,433)
                                              ------------    ------------    ------------    ------------
Net income ................................   $  1,958,068    $    148,655    $  2,246,406    $    232,988
                                              ============    ============    ============    ============



EARNINGS PER SHARE

Income before extraordinary loss from early
     extinguishment of debt ...............   $        .42    $        .09    $        .48    $        .12
Extraordinary loss from early
     extinguishment of debt ...............          --              (.05)           --       $       (.05)
                                              ------------    ------------    ------------    ------------
Net income ................................   $        .42    $        .04    $        .48    $        .07
                                              ============    ============    ============    ============

Weighted average common shares
     outstanding ..........................      4,657,723       3,317,298       4,644,448       3,295,208
                                              ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                     1997            1996
                                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ..................................................   $  2,246,406    $    232,988
Adjustments to reconcile  net income to net cash provided by
         (used in) operating  activities:
         Increase in real estate under development ..........     (9,115,522)           --
         Depreciation and amortization ......................        431,224          89,020
         Amortization of residual interests .................         53,335         832,605
         Increase in other assets ...........................       (669,440)       (154,704)
         Decrease in accounts payable and accrued liabilities        (97,737)       (186,705)
                                                                ------------    ------------

Net cash provided by (used in) operating activities .........     (7,151,734)        813,204
                                                                ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal payments received on real estate loans ............      1,476,000         498,402
Real estate loans funded ....................................       (428,272)       (302,275)
(Increase) decrease in short-term investments ...............      4,696,495         (18,900)
Decrease in funds held by Trustee ...........................           --         5,637,948
                                                                ------------    ------------

Net cash provided by investing activities ...................      5,744,223       5,815,175
                                                                ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings ..................................................     20,940,662            --
Repayment of borrowings .....................................    (27,644,091)     (7,818,824)
Distributions to stockholders ...............................       (194,330)       (291,496)
                                                                ------------    ------------

Net cash used in financing activities .......................     (6,897,759)     (8,110,320)
                                                                ------------    ------------

Net decrease in cash and cash equivalents ...................     (8,305,270)     (1,481,941)

Cash and cash equivalents at beginning of period ............     15,567,918       3,347,243
                                                                ------------    ------------

Cash and cash equivalents at end of period ..................   $  7,262,648    $  1,865,302
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996


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


NOTE 2 -  REAL ESTATE UNDER DEVELOPMENT

           The components of real estate under development at June 30, 1997 and December 31, 1996 are as follows:

                                                                   (Unaudited)
                                                                 June 30, 1997       December 31, 1996
                                                                 -------------       -----------------
             Homes in production..............................    $27,095,194              $22,839,500
             Finished lots and lots under development.........     18,011,470               13,151,642
                                                                  -----------              -----------
                                                                  $45,106,664              $35,991,142
                                                                  ===========              ===========

NOTE 3 - NOTES PAYABLE

           Notes payable consist of the following at June 30, 1997 and December 31, 1996:

                                                                (Unaudited)
                                                               June 30, 1997         December 31, 1996
                                                               --------------        -----------------
   Construction line of credit to bank, interest payable
      monthly approximating prime (8.5% at June
      30, 1997) plus .25%, payable at the earlier of close
      of escrow or maturity date of individual homes
      within the line or June 19, 2000.......................    $11,576,606              $ 7,251,958

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 And 1996


Guidance line of credit to bank for acquisition and
   development, interest payable monthly approximating
   prime plus .5%, payable at the earlier of funding of
   construction financing, the maturity date of indivi-
   dual projects within the line or June 19, 2000............      3,791,295                9,628,993

Short-term credit facility to bank, paid in full, June 1997..              0                5,552,500

Senior subordinated notes payable, maturing October
   15, 2001, annual interest of 13%, payable semi-
   annually, principal payable at maturity date with
   a put to the Company at June 30, 1998, unsecured..........      8,000,000                8,000,000

Other........................................................        470,946                  108,825
                                                                 -----------             ------------

     Total...................................................    $23,838,847              $30,542,276
                                                                 ===========              ===========

        A provision of the senior subordinated bond indenture provides the bondholders with the option, at June 30, 1998, to require the Company to buy back the bonds at 101% of face value. Approximately $2,700,000 of the bonds were held equally by the Chairman and President of the Company at June 30, 1997.


NOTE 4 - CAPITALIZED INTEREST

        The Company capitalizes interest costs incurred on homes in production and lots under development. This capitalized interest is allocated to unsold lots, and included in cost of home sales in the accompanying statements of earnings when the units are delivered. The following tables summarize interest capitalized and interest expensed (dollars in thousands):

                                                      Quarter Ended June 30,    Six Months Ended June 30,
                                                      ----------------------    -------------------------
                                                         1997         1996          1997         1996
                                                         ----         ----          ----         ----
Beginning unamortized capitalized interest.........   $      599   $      N/A    $        -   $      N/A
Interest capitalized...............................          894          N/A         1,586          N/A
Amortized - cost of home sales.....................         (327)         N/A          (420)         N/A
                                                      ----------   ----------    ----------   ----------
Ending unamortized capitalized interest............   $    1,166   $      N/A    $    1,166   $      N/A
                                                      ==========   ==========    ==========   ==========

Interest incurred..................................   $      894   $       76    $    1,586   $      238
Interest capitalized...............................          894          N/A         1,586          N/A
                                                      ----------   ----------    ----------   ----------
Interest expense...................................   $        -   $       76    $        -   $      238
                                                       =========    ==========    =========    ==========

        Had the Merger not occurred, interest capitalized by the Monterey Entities (See Note 5) would have been $894,000 and $746,000 for the three months ended June 30, 1997 and 1996, respectively. Interest amortized through cost of home sales would have been $972,000 and $530,000 for the same periods, respectively. For the six months ended June 30,1997 and 1996, interest capitalized would have been $1,586,0000 and $1,567,000, respectively, while interest amortized through cost of home sales would have been $1,506,000 and $960,000, respectively.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 And 1996


NOTE 5 - HOMEPLEX / MONTEREY MERGER

        On December 23, 1996, the stockholders of Homeplex Mortgage Investments Corporation, now known as Monterey Homes Corporation (the "Company"), approved the Merger (the "Merger") of Monterey Homes Construction II, Inc. and Monterey Homes Arizona II, Inc., both Arizona corporations (collectively, the "Monterey Entities" or "Monterey"), with and into the Company. The Merger was effective on December 31, 1996, and the Company will focus on homebuilding as its primary business. Also, ongoing operations of the Company will be managed by the two previous stockholders of Monterey, who at the time of the Merger became Co-Chief Executive Officers, with one serving as Chairman and the other as President. At consummation of the Merger, 1,288,726 new shares of common stock, $.01 par value per share, were issued equally to the Chairman and President.

        Monterey, in connection with an $8,000,000 subordinated debt private placement that occurred during October 1994, issued warrants to the bondholders to purchase approximately 16.48% of Monterey. Accordingly, of the 1,288,726 shares issued in the Merger, 212,398 are held by the Company on behalf of the Chairman and President, to be delivered to the warrantholders upon payment of the warrant exercise price to the Chairman and President. Upon expiration of the warrants, any of the remaining 212,398 will be delivered to the Chairman and President.

        In addition, up to 266,667 shares of contingent stock will be issued equally to the Chairman and President provided that certain stock trading price thresholds are met and that the Officer is still an employee of the Company at the time of issuance. The price thresholds are $5.25, $7.50 and $10.50 for dates after the first, second and third anniversaries of the Merger, respectively, and the prices must be maintained for 20 consecutive trading days. The number of contingent shares issued would be 44,943, 88,889 and 88,889, respectively, and as of August 14, 1997, the first two price thresholds have been met. Included in the above mentioned 266,667 contingent shares are 43,947 shares (approximately 16.48%) issuable to the Company's warrantholders, upon exercise of the warrants. Such shares are not subject to meeting certain stock trading price thresholds or employment of the Chairman and President. Upon expiration of unexercised warrants, any of the remaining 43,947 contingent shares will be issued to the Chairman and President.

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

                                               Three Months ended June 30,     Six Months Ended June 30,
                                               ---------------------------     -------------------------
                                                   1997           1996            1997           1996
                                                   ----           ----            ----           ----
                                                  Actual        Pro forma        Actual        Pro forma
                                                  ------        ---------        ------        ---------
Total revenues............................    $ 25,465,357    $ 18,308,709   $ 38,572,804    $ 33,714,234
Net income................................    $  1,958,068    $  1,331,704   $  2,246,406    $  1,600,097
Net earnings per share....................    $        .42    $        .29   $         .48   $        .34

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 And 1996


NOTE 6 - INCOME TAXES

        Deferred tax assets of approximately $6.8 million have been recorded in the June 30,1997 and December 31, 1996 balance sheet due to temporary differences and carryforwards. For federal and state income tax purposes at June 30, 1997 and at December 31, 1996, the Company had a net operating loss carryforward of approximately $53 million that expires beginning in 2007.

        Income tax expense for the three months ended June 30, 1997 was $197,800 and $223,673 for the six months ended June 30, 1997. No income tax was recorded in the first two quarters of 1996, due to the Company's status as a real estate investment trust in that year.


NOTE 7 - SUBSEQUENT EVENTS

        Legacy Homes Acquisition

        On May 29, 1997, the Company signed a definitive agreement with Legacy Homes, Ltd., Legacy Enterprises, Inc., and John and Eleanor Landon (together, "Legacy Homes"), to acquire the homebuilding and related mortgage service business of Legacy Homes, Ltd. and its affiliates. This transaction was effective on July 1, 1997. Legacy Homes is a builder of entry-level and move-up homes headquartered in the Dallas/Fort Worth metropolitan area and was founded in 1988 by its current President, John Landon. In 1996 Legacy Homes had pre-tax income of $8.8 million on sales of $84 million, compared to pre-tax income of $5.7 million on sales of $62 million in 1995. Legacy Homes closed escrow on 623 homes in 1996, a 32% increase over 1995, a year in which Legacy was recognized as one of the top ten homebuilders in the Dallas/Fort Worth area.

        The consideration for the approximately $23 million in assets and stock acquired consisted of approximately $1.6 million in cash, 666,667 shares of the Company's Common Stock and deferred contingent payments for the four years following the close of the transaction. The deferred contingent payments will be equal to 12% of the pre-tax income of the Company and 20% of the pre-tax income of the Texas division of the Company. In no event will the total deferred contingent payments exceed $15 million. In addition, the Company assumed substantially all of the liabilities of Legacy Homes, including indebtedness that was incurred prior to the closing of the transaction to fund distributions to the stockholders of Legacy Homes that reduced its book value to less than $200,000.

        In connection with the transactions, John Landon entered into a four-year employment agreement with the Company. He was appointed Chief Operating Officer and Co-Chief Executive Officer of the Company and President and Chief Executive Officer of the Company's Texas division. Mr. Landon was also granted an option to purchase 166,667 shares of the Company's common stock. In addition, the Company has agreed to use reasonable best efforts to cause Mr. Landon to be elected to its Board of Directors.

        Sale of Residual Interests

        On July 31, 1997, the Company sold one of its Mortgage Securities for $3.1 million, creating a gain of $2.7 million. The security sold was a Series I
- Collateralized Bond issued by Westam Mortgage Financial Corporation, and was one of eight mortgage assets obtained by the Company in its December 31, 1996 merger with Homeplex Mortgage Corporation. The cash proceeds from the sale will be reinvested in the Company's homebuilding business.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (Statement 128), which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS dates should be restated to conform to Statement 128.

        The Company will adopt Statement 128 in the fourth quarter of 1997. The pro forma impact of Statement 128 on the three months ended June 30, 1997 would have been basic and diluted EPS of $.43 and $.40 respectively. The pro forma impact on the six months ended June 30, 1997, would have been basic and diluted EPS of $.50 and $.47, respectively.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion And Analysis Of Financial Condition And Results
         -----------------------------------------------------------------------
         Of Operations
         -------------

           This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, the impact of changes in interest rates, plans relating to products or services of the Company, potential real property acquisitions, and new or planned development projects, as well as assumptions relating to the foregoing.

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

            Historical Results Of Operations For The Three and Six Months Ended June 30, 1997 Compared To 1996

           The Company had net income of $1,958,068 or $.42 per share and $2,246,406 or $.48 per share, respectively, for the three and six months ended June 30, 1997 compared to net income of $148,655, or $.04 per share and $232,988, or $.07 per share for the comparable periods in 1996. The increases in 1997 for both periods were caused by the addition of the homebuilding operations during 1997. Results for the three and six months ended June 30, 1996, include an extraordinary loss from the early extinguishment of debt of $148,433, or a $.05 per share. Home sales revenue, cost of home sales, commissions and other sales costs all increased in 1997, as the Company had no homebuilding operations prior to the Merger in December of 1996.

           Residual and real estate loan income was higher in the three months ended June 30, 1996 than in the same quarter of the previous year due to a change in the estimated Bloomberg prepayment speed and a second quarter correction of residual income booked in the first quarter of 1997. For the six months ended June 30, 1997, residual income is higher in 1997 than in 1996, again due to the prepayment speed.

           General, administrative and other costs were $1,183,783 and $262,761 in the three months ended June 30, 1997 and 1996 respectively. These costs were $2,275,469 for the first half of 1997 and $650,834 for the first half of 1996. The increases for both periods are caused mainly by higher corporate costs, including compensation expense relating to stock options and contingent stock. All interest incurred was capitalized in 1997 with $420,000 amortized through cost of home sales, and not expensed directly as in 1996.

           Liquidity And Capital Resources

           The Company uses a combination of borrowings and funds generated by operations to meet its working capital requirements. At June 30, 1997, the Company had a committed $30 million short-term, secured, revolving construction loan facility and a $20 million acquisition and development guidance facility, of which $11.6 million and $3.8 million were outstanding, respectively. The Company also had outstanding $8.0 million at June 30, 1997 in unsecured, senior subordinated notes due October 15, 2001 (the "Notes"), which were issued in October 1994. The Company had available but unborrowed funds under its credit facilities of $7.9 million at June 30, 1997.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


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

           Pro Forma Results Of Operations For The Three and Six Months Ended June 30, 1997 And 1996

           As a result of the Homeplex Merger, the primary business of the Company has shifted from the making of real estate loans and holding residual interests to homebuilding. Due to this change, Management believes that comparison of operations for quarters in a prior year with the current quarter operations is not as meaningful as the pro forma results. Accordingly, Management has prepared pro forma condensed combined operating results for the three months ended June 30, 1996 and the six months ended June 30, 1996, which reflect the impact of combining the pre-merger companies as though the Homeplex acquisition had taken place on January 1, 1996.

                                                  Three Months Ended June 30,  Six Months Ended June 30,
                                                       1997       1996              1997      1996
                                                       ----       ----              ----      ----
                                                      Actual   Pro Forma           Actual   Pro Forma
                                                      ------   ---------           ------   ---------
                                                       (Dollars in thousands, except per share data)

Home sales revenue ............................      $ 24,544   $ 16,725          $ 37,117   $ 31,492
Cost of home sales ............................        20,882     15,039            31,829     27,963
                                                     --------   --------          --------   --------
         Gross profit .........................         3,662      1,686             5,288      3,529
Selling, general and administrative ...........         2,427      1,774             4,274      3,954
                                                     --------   --------          --------   --------
         Operating income(loss) ...............         1,235        (88)            1,014       (425)
Other income ..................................           921      1,585             1,456      2,223
                                                     --------   --------          --------   --------
         Earnings before income taxes                   2,156      1,497             2,470      1,798
Income tax expense ............................           198        165               224        198
                                                     --------   --------          --------   --------

Net earnings ..................................      $  1,958   $  1,332          $  2,246   $  1,600
                                                     ========   ========          ========   ========

Earnings per share ............................      $    .42   $    .29          $    .48   $    .34
                                                     ========   ========          ========   ========

         The key assumptions in the pro forma results of operations relate to the following:

         (1) The transaction was consummated on January 1, 1996.

         (2) Compensation expense was adjusted to add the new employees' cost and to deduct the terminated employees' cost.

         (3) The net operating loss was utilized to reduce the maximum amount of taxable income possible.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


           Results Of Operations

           The following discussion and analysis provides information regarding the combined financial position of the Company and its subsidiaries as of June 30, 1997 and December 31, 1996 and their results of operations for the three and six months ended June 30, 1997 and pro forma operations for the three and six months ended June 30, 1996. All material balances and transactions between Monterey Homes Corporation and its subsidiaries have been eliminated. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of Management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

           Home Sales Revenue

           Home sales revenue for any period is the product of the number of units closed during the period and the average sales price per unit. The following table presents comparative second quarter and first six months 1997 and 1996 housing revenues (dollars in thousands):

                                                  Dollar/Unit  Percentage                             Dollar/Unit  Percentage
                         Quarter Ended June 30,    Increase     Increase  Six Months Ended June  30,   Increase     Increase
                            1997         1996     (Decrease)   (Decrease)      1997         1996      (Decrease)   (Decrease)
                            ----         ----     ----------   ----------      ----         ----      ----------   ----------
Dollars ..............   $24,544      $ 16,725    $  7,819       46.8%     $  37,117     $  31,492     $  5,625      17.9%
Units closed .........        65            72          (7)      (9.7%)          105           125          (20)      (16%)
Average Sales Price ..   $ 377.6         232.3    $  145.3       62.6%     $   353.5     $   251.9     $  101.6      40.3%

         The increase in revenues of $7.8 million during the second quarter of 1997 over the previous year's second quarter was caused primarily by a substantial increase in the average sales price, offset in part by fewer units closed. The lower average sales price and higher unit number in 1996 was due to sales of lower priced condominiums. There were no condominium closings in 1997, as this project was sold out in 1996.

         The revenue increase of $5.6 million during the first half of 1997 over the previous years' first half was again caused primarily by an average sales price that was approximately 40% higher than that of the previous year offset in part by fewer units sold.

         Gross Profit

         Gross profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, units construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The following table presents comparative second quarter and first half 1997 and 1996 housing gross profit (dollars in thousands):

                         Quarter Ended June 30,                Percentage  Six Months Ended June 30,   Increase     Increase
                            1997         1996      Increase     Increase       1997         1996      (Decrease)   (Decrease)
                            ----         ----      --------     --------       ----         ----      ----------   ----------
Dollars .............    $ 3,662       $ 1,686     $  1,976      117.3%     $  5,288      $  3,529     $  1,759      49.9%
Percent of housing
   revenues .........      14.9%         10.1%         4.8%       48.1%        14.2%         10.0%         4.2%      42.3%

          The increase in gross profit in the quarter ended June 30, 1997 over the same quarter of the previous year is primarily attributable to a 46.8% increase in home sales dollar revenue and a corresponding increase in the gross profit margin. The gross profit margin increased mainly due to a larger number of home closings occurring in more profitable subdivisions.

            For the first half of 1997, the increase in gross profit over 1996 is primarily due to a 17.9% increase in revenues along with a 42.3% increase in gross profit margin.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


          Selling, General And Administrative Expenses

          Selling, general and administrative expenses (SG&A), which include advertising, model and sales office, sales administration, commissions and corporate overhead costs, were $2.4 million for the second quarter of 1997, as compared to $1.8 million for the same period in 1996, an increase of 33%. SG&A expenses were 4.3 million for the first six months of 1996, as compared to 1996 costs of $4.0 million for the same period, an increase of 7.5%. These changes were caused mainly by increased advertising and model home expenses, and higher administrative, corporate and public company costs paid in 1997 than in 1996.

          Development Projects

          At June 30, 1997, the Company had 14 subdivisions under various stages of development. The Company was actively selling in 11 subdivisions, was sold out in one subdivision, and was in various stages of preparation to open for sales in one subdivision. The Company owns the underlying land in seven subdivisions subject to bank acquisition financing and the underlying land in two subdivisions free from any acquisition financing. The lots in the remaining five subdivisions are purchased from developers on a rolling option basis. The Company purchased one new subdivision in the first quarter of 1997, and entered into one new rolling lot option contract to increase the lots available to the Company in one existing subdivision. Depending on market conditions, Management may elect to make additional selective property acquisitions throughout the remainder of the current year.

          Net Orders

          Net orders for any period represent the number of units ordered by customers (net of units canceled) multiplied by the average sales price per units ordered. The following table presents comparative second quarter and first half 1997 and 1996 net orders (dollars in thousands):

                                                  Dollar/Unit
                         Quarter Ended June 30,    Increase    Percentage  Six Months Ended June 30,  Dollar/Unit  Percentage
                          1997         1996       (Decrease)    Increase       1997         1996       Increase     Increase
                          ----         ----       ----------    --------       ----         ----       --------     --------
Dollars .............  $  26,073     $  22,061   $   4,012       18.2%      $  53,941   $    38,091   $    15,850       41.6%
Units ordered .......         88            74          14       18.9%            169           133            36       27.1%
Average sales price .  $   296.3     $   298.1   $    (1.8)       *.1%      $   319.2   $     286.4   $      32.8       11.4%

* less than

          The second quarter dollar volume of net orders increased by 18.2% over the 1996 second quarter due primarily to higher unit sales, slightly offset by a decrease in the average sales price of units ordered.

          The dollar volume of net orders for the first half of 1997 increased by 41.6% over the first half of 1996 due to an increase in average sales prices and also by a higher number of units ordered. The increase in average sales price was due to activity in higher priced subdivisions than in 1996, which included a condominium project.

          Monterey does not include sales which are contingent on the sale of the customer's existing home as orders until the contingency is removed. Historically, Monterey has experienced a cancellation rate of less than 16% of gross sales.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


          Net Sales Backlog

          Backlog represents net orders of Monterey which have not closed. The following table presents comparative June 30, 1997 and 1996 net sales backlog (dollars in thousands):

                                                             June 30                    Dollar/Unit        Percentage
                                                     1997               1996             Increase           Increase
                                                     ----               ----             --------           --------
Dollars ......................................... $ 67,177          $  45,985          $  21,192              46.1%
Units in backlog ................................      184                152                 32              21.1%
Average sales price ............................. $  365.1          $   302.5          $    62.6              20.7%

          Dollar backlog increased 46.1% over the prior year due to an increase in units in backlog and by an increase in average sales price. Average sales price has increased due to the 1996 sell out of the lower priced Vintage Condominium subdivision and sales in a higher priced semi-custom subdivision, Lincoln Place. Units in backlog have increased 21.1% over the prior year due to the increase in net orders.

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

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES



PART II. OTHER INFORMATION


Item 2.  Changes in Securities

         (c) On July 1, 1997, in connection with the Legacy Homes acquisition described in Note 7 to the Unaudited Financial Statements included in this Report, the Company issued 466,667 shares of Monterey Homes Corporation (MHC) common stock to Legacy Homes, Ltd., and 200,000 shares of MHC common stock to John R. Landon and Eleanor
              D. Landon as Tenants-in-Common. Exemption from registration for the issuance of the MHC common stock is claimed pursuant to
              Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering. Also in connection with the transaction, Mr. Landon was granted an option to purchase 166,667 shares of MHC common stock at an exercise price of $5.25 per share, exercisable in equal annual increments over three years commencing July 1, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule

              Exhibit 99 - Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

         (b) Reports on Form 8-K - A Current Report on Form 8-K, dated May 29, 1997 was filed with the Securities and Exchange Commission on June 9, 1997, and a Current Report on Form 8-K, dated July 1, 1997, was filed with the Securities and Exchange Commission on July 14, 1997. Both of these Form 8-K's relate to the Legacy Homes acquisition.
                                       16

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




                                             MONTEREY HOMES CORPORATION
                                             A Maryland Corporation




August 14, 1997                              By:               \ LARRY W. SEAY
                                                --------------------------------
                                                                 Larry W. Seay
                                               Vice President of Finance & Chief
                                               Financial Officer
                                       S.1