Form 10-Q
period 1997-09-30
MONTEREY HOMES CORP
filed 1997-11-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

As of November 3, 1997; 5,255,440 shares of Monterey Homes Corporation common stock were outstanding.

================================================================================

                           MONTEREY HOMES CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Consolidated  Balance  Sheets as of September  30, 1997
               and December 31, 1996 ......................................    3

               Consolidated  Statements  of Earnings for the Three and
               Nine Months ended September 30, 1997 and 1996 ..............    4

               Consolidated  Statements  of Cash  Flows  for the  Nine
               Months ended September 30, 1997 and 1996 ...................    5

               Notes to Consolidated Financial Statements .................    6

     Item 2.   Management's   Discussion  and  Analysis  of  Financial
               Condition and Results of Operations ........................   11

PART II.       OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders ........   17

     Item 6.   Exhibits and Reports on Form 8-K ...........................   17

SIGNATURES ................................................................  S.1

              MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                             September 30,   December 31,
                                                                                 1997            1996
                                                                             ------------    ------------
ASSETS

Cash and cash equivalents ................................................   $  4,843,807    $ 15,567,918
Real estate under development (Notes 2, 3 & 4) ...........................     70,921,632      35,991,142
Short-term investments ...................................................           --         4,696,495
Real estate loans and other receivables ..................................      1,187,049       2,623,502
Option deposits ..........................................................      3,232,526         546,000
Residual interests .......................................................      3,468,736       3,909,090
Other assets .............................................................      1,646,879         940,095
Deferred tax asset (Note 6) ..............................................     10,404,000       6,783,000
Goodwill (Note 5) ........................................................      4,058,971       1,763,488
                                                                             ------------    ------------

          Total Assets ...................................................   $ 99,763,600    $ 72,820,730
                                                                             ============    ============


LIABILITIES

Accounts payable and accrued liabilities .................................   $ 14,608,468    $ 10,569,872
Home sale deposits .......................................................     10,762,622       4,763,518
Notes payable (Note 3) ...................................................     35,510,121      30,542,276
                                                                             ------------    ------------

          Total Liabilities ..............................................     60,881,211      45,875,666
                                                                             ------------    ------------


STOCKHOLDERS' EQUITY (Note 5)

Common stock, par value $.01 per share; 50,000,000 shares
    authorized; issued and outstanding - 5,255,440 shares at September 30,
    1997, and  4,580,611 shares at December 31, 1996 .....................         52,554          45,806
Additional paid-in capital ...............................................     97,248,854      92,643,658
Accumulated deficit ......................................................    (58,008,736)    (65,334,117)
Treasury stock - 53,046 shares ...........................................       (410,283)       (410,283)
                                                                             ------------    ------------


          Total Stockholders' Equity .....................................     38,882,389      26,945,064
                                                                             ------------    ------------


                                                                             $ 99,763,600    $ 72,820,730
                                                                             ============    ============

     See accompanying notes to consolidated financial statements.

              MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
REVENUES                                      1997          1996          1997          1996
                                              ----          ----          ----          ----
Home sales revenue ....................   $42,685,170          --     $79,802,114          --
Residual interest and real estate loan
     interest income ..................     3,388,410   $   417,868     4,538,522   $ 1,308,818
Other income ..........................       119,000       111,688       424,748       490,938
                                          -----------   -----------   -----------   -----------
                                           46,192,580       529,556    84,765,384     1,799,756
                                          -----------   -----------   -----------   -----------

COSTS AND EXPENSES

Cost of home sales ....................    36,005,313          --      67,833,859          --
Commissions and other sales costs .....     2,191,576          --       4,190,286          --
General, administrative and other .....     2,450,862       216,099     4,726,331       866,933
Interest ..............................       109,372          --         109,372       237,945
                                          -----------   -----------   -----------   -----------
                                           40,757,123       216,099    76,859,848     1,104,878
                                          -----------   -----------   -----------   -----------

Earnings before income tax expense and
     extraordinary loss from early
     extinguishment of debt ...........     5,435,457       313,457     7,905,536       694,878
Income tax expense ....................       356,482          --         580,155          --
                                          -----------   -----------   -----------   -----------
Earnings before extraordinary loss ....     5,078,975       313,457     7,325,381       694,878
Extraordinary loss from early
     extinguishment of debt ...........          --            --            --        (148,433)
                                          -----------   -----------   -----------   -----------
Net earnings ..........................   $ 5,078,975   $   313,457   $ 7,325,381   $   546,445
                                          ===========   ===========   ===========   ===========


EARNINGS PER SHARE

Earnings before extraordinary loss from
     early extinguishment of debt .....   $       .85   $       .09   $      1.43   $       .21
Extraordinary loss from early
     extinguishment of debt ...........          --            --            --     $      (.05)
                                          -----------   -----------   -----------   -----------
Net earnings ..........................   $       .85   $       .09   $      1.43   $       .16
                                          ===========   ===========   ===========   ===========

Weighted average common shares
     outstanding ......................     5,978,800     3,362,667     5,132,334     3,317,667
                                          ===========   ===========   ===========   ===========

      See accompanying notes to consolidated financial statements

              MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                      1997               1996
                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings ..............................................      $  7,325,381       $    546,445
Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
     Increase in real estate under development ............       (16,202,716)              --
     Depreciation and amortization ........................         1,243,086            221,218
     Amortization of residual interests ...................            54,161          1,231,965
     Increase in buyer deposits ...........................         5,023,258               --
     Decrease in other receivables ........................         1,780,055               --
     Increase in other assets .............................        (2,561,612)          (435,327)
     Decrease in accounts payable and accrued liabilities .        (1,599,814)          (221,438)
     Gain on sale of residual interest ....................        (2,713,808)              --
                                                                 ------------       ------------

Net cash provided by (used in) operating activities .......        (7,652,009)         1,342,863
                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired in Legacy Acquisition (Notes 1 and 5) .......         1,306,998               --
Cash paid for Legacy Acquisition costs (Notes 1 and 5) ....        (1,418,346)              --
Principal payments received on real estate loans ..........         2,124,544          3,338,402
Real estate loans funded ..................................          (428,272)          (705,644)
(Increase) decrease in short-term investments .............         4,696,495         (1,325,270)
Proceeds from sale of residual interest ...................         3,100,000               --
Decrease in funds held by Trustee .........................              --            5,637,948
                                                                 ------------       ------------

Net cash provided by investing activities .................         9,381,419          6,945,436
                                                                 ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings ................................................        45,753,834               --
Repayment of borrowings ...................................       (58,131,617)        (7,818,824)
Exercise of stock options .................................           118,592               --
Distributions to stockholders .............................          (194,330)          (291,496)
                                                                 ------------       ------------

Net cash used in financing activities .....................       (12,453,521)        (8,110,320)
                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents ......       (10,724,111)           177,979

Cash and cash equivalents at beginning of period ..........        15,567,918          3,347,243
                                                                 ------------       ------------

Cash and cash equivalents at end of period ................      $  4,843,807       $  3,525,222
                                                                 ============       ============

     See accompanying notes to consolidated financial statements.

              MONTEREY HOMES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Monterey  Homes  Corporation,  (previously  Homeplex  Mortgage  Investments
Corporation), designs, builds and sells single family homes in Arizona and Texas. The Company builds move-up and semi-custom, luxury homes in the Phoenix and Tucson, Arizona metropolitan areas, and entry-level and move-up homes in the Dallas/Fort Worth, Austin and Houston, Texas metropolitan areas. The Company has undergone significant growth in recent periods and is pursuing a strategy of diversifying the product mix and geographic scope of its operations.

     The Company was originally formed as a real estate investment trust ("REIT"), investing in mortgage-related assets, and to a lesser extent, selected real estate loans. On December 31, 1996, the Company acquired by merger (the "Merger") the homebuilding operations of various entities operating under the Monterey Homes name ("Monterey"), and is phasing out the Company's mortgage-related operations. Monterey has been building homes in Arizona for over 11 years, specializing in semi-custom, luxury homes and move-up homes. In connection with the acquisition by the Company, the management of Monterey assumed effective control of the Company.

     As part of a strategy to diversify its operations, on July 1, 1997, the Company acquired (the "Legacy Acquisition") the homebuilding operations of several entities operating under the name Legacy Homes ("Legacy"). Legacy has been operating in the Texas market since 1988, and designs, builds and sells entry-level and move-up homes. In connection with the acquisition, John R. Landon, the founder and Chief Executive Officer of Legacy, joined senior management and the Board of Directors of the Company, and continues to oversee the operations of Legacy (See Note 5).

     Basis of Presentation

     The consolidated financial statements include the accounts of Monterey Homes Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. Results include the operations of Legacy from July 1, 1997, the acquisition date to September 30, 1997. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.


NOTE 2 - REAL ESTATE UNDER DEVELOPMENT

     The components of real estate under development are as follows:

                                                            (Unaudited)
                                                        September 30, 1997    December 31, 1996
                                                        ------------------    -----------------
          Homes in production ....................          $45,516,509          $22,839,500
          Finished lots and lots under development           25,405,123           13,151,642
                                                            -----------          -----------
                                                            $70,921,632          $35,991,142
                                                            ===========          ===========

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - NOTES PAYABLE

     Notes payable consist of the following:

                                                                          (Unaudited)
                                                                      September 30, 1997    December 31, 1996
                                                                      ------------------    -----------------
Construction lines of credit with banks,  interest payable
   monthly approximating prime (8.5% at September
   30, 1997) to prime plus .25%, payable at the earlier of close of escrow or maturity date of individual homes
   within the line or June 19, 2000 ............................          $26,355,630          $ 7,251,958


Acquisition  and  development  credit  facility  with bank,
   interest  payable monthly  approximating  prime
   plus .5%,  payable at the earlier of funding
   of construction financing, the maturity date of
   individual projects within the line or June 19, 2000 ........            3,083,223            9,628,993



Short-term credit facility to bank, paid in full, June 1997 ....                 --              5,552,500


Senior subordinated notes payable, maturing October
   15, 2001, annual interest of 13%, payable semi-
   annually, principal payable at maturity date with
   a put to the Company at June 30, 1998, unsecured ............            6,000,000            8,000,000


Other ..........................................................               71,268              108,825
                                                                          -----------          -----------


     Total .....................................................          $35,510,121          $30,542,276
                                                                          ===========          ===========

     A provision of the senior subordinated notes payable provides the bondholders with the option, at June 30, 1998, to require the Company to buy back the bonds at 101% of face value. In August 1997, $2,000,000 of the bonds were repurchased by the Company. Approximately $3,000,000 of the bonds were held by the three Co-Chief Executive Officers of the Company at September 30, 1997.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - CAPITALIZED INTEREST

     The Company capitalizes interest costs incurred on homes in production and lots under development. Such capitalized interest is allocated to unsold lots, and included in cost of home sales in the accompanying statements of earnings when the units are delivered. The following tables summarize interest capitalized and interest expensed (dollars in thousands):

                                                                   Quarter Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                                   -----------------------      ---------------------------
                                                                     1997            1996           1997            1996
                                                                     ----            ----           ----            ----
Beginning unamortized capitalized interest..................     $      1,166   $        N/A    $       --     $        N/A
Interest capitalized........................................              930            N/A           2,516            N/A
Amortized cost of home sales................................             (346)           N/A            (766)           N/A
                                                                 ------------   ------------    ------------   ------------
Ending unamortized capitalized interest.....................     $      1,750   $        N/A    $      1,750   $        N/A
                                                                 ============   ============    ============   ============

Interest incurred...........................................     $      1,039   $          0    $      2,625   $        238
Interest capitalized........................................             (930)           N/A          (2,516)           N/A
                                                                 ------------   ------------    ------------   ------------
Interest expense............................................     $        109   $          0    $        109   $        238
                                                                 ============   ============    ============   ============

     Had capitalized interest maintained its character in purchase accounting after the Merger and Legacy Acquisition, interest capitalized by the Monterey Entities (See Note 5) would have been approximately $930,000 and $948,000 for the three months ended September 30, 1997 and 1996, respectively. Interest amortized through cost of home sales would have been approximately $1,073,000 and $524,000 for the same periods, respectively. For the nine months ended September 30, 1997 and 1996, interest capitalized would have been approximately $2,516,000 and $2,515,000, respectively, while interest amortized through cost of home sales would have been approximately $2,579,000 and $1,484,000, respectively.

NOTE 5 - HOMEPLEX / MONTEREY MERGER AND LEGACY HOMES ACQUISITION

     On December 23, 1996, the stockholders of Homeplex Mortgage Investments Corporation, now known as Monterey Homes Corporation (the "Company"), approved the Merger (the "Merger") of Monterey Homes Construction II, Inc. and Monterey Homes Arizona II, Inc., both Arizona corporations (collectively, the "Monterey Entities" or "Monterey"), with and into the Company. The Merger was effective on December 31, 1996, and the Company's focus is now on homebuilding as its primary business. Ongoing operations of the Company are managed by the two previous stockholders of Monterey, who at the time of the Merger became Co-Chief Executive Officers, with one serving as Chairman and the other as President. At consummation of the Merger, 1,288,726 new shares of common stock, $.01 par value per share, were issued equally to the Chairman and President.

     On May 29, 1997, the Company signed a definitive agreement with Legacy Homes, Ltd., Legacy Enterprises, Inc. and John and Eleanor Landon (together, "Legacy Homes"), to acquire the homebuilding and related mortgage service business of Legacy Homes, Ltd. and its affiliates. This transaction was effective on July 1, 1997. Legacy Homes is a builder of entry-level and move-up homes headquartered in the Dallas/Fort Worth metropolitan area and was founded in 1988 by its current President, John Landon. In 1996, Legacy Homes had pre-tax income of $8.8 million on sales of $84 million, compared to pre-tax income of $5.7 million on sales of $62 million in 1995, and in 1996, was recognized as one of the top ten homebuilders in the Dallas/Fort Worth area.

     In connection with the Legacy transaction, John Landon entered into a four-year employment agreement with the Company and was appointed Chief Operating Officer and Co-Chief Executive Officer of the Company and President and Chief Executive Officer of the Company's Texas division. Mr. Landon was also granted an option to purchase 166,667 shares of the Company's common stock and was elected to the Company's Board of Directors.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the Merger had occurred at January 1, 1996, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated. The following pro forma information does not reflect the Legacy Acquisition in July 1997.

                                    Three Months ended                  Nine Months Ended
                                    ------------------                  -----------------
                                      September 30,                       September 30,
                                      -------------                       -------------
                                 1997              1996              1997              1996
                                 ----              ----              ----              ----
                                Actual          Pro Forma           Actual          Pro Forma
                                ------          ---------           ------          ---------
Home sales revenue ...       $42,685,170       $19,419,155       $79,802,114       $50,910,796
Net earnings .........       $ 5,078,975       $ 2,020,215       $ 7,325,381       $ 3,620,312
Net earnings per share       $       .85       $       .42       $      1.43       $       .75

NOTE 6 - INCOME TAXES

     Deferred tax assets of approximately $10.4 million and $6.8 million have been recorded respectively in the September 30, 1997 and December 31, 1996 balance sheets due to temporary differences and carryforwards. For federal and state income tax purposes at September 30, 1997 and at December 31, 1996, the Company had a net operating loss carryforward of approximately $48 million and $53 million, respectively, that expires beginning in 2007.

     Income tax expense for the three months ended September 30, 1997 was $356,482, and $580,155 for the nine months ended September 30, 1997. No income tax was recorded in 1996 due to the Company's status as a real estate investment trust in that year.


NOTE 7 - RESIDUAL INTEREST AND REAL ESTATE LOAN INTEREST INCOME

     Sale of Residual Interests

     On July 31, 1997, the Company sold one of its Mortgage Securities for approximately $3.1 million, creating a gain of approximately $2.7 million. The security sold was one of eight mortgage assets owned by the Company at the time of the December 31, 1996 Merger.


NOTE 8 - SUBSEQUENT EVENTS

     Sale of Residual Interests

     On October 28, 1997, the Company sold another of its Mortgage Securities for $2.4 million, creating a gain of approximately $350,000. The security sold was one of eight mortgage assets owned by the Company at the time of its December 31, 1996 Merger.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

     The Company will adopt Statement 128 in the fourth quarter of 1997. The pro forma impact of Statement 128 on the three months ended September 30, 1997 would have been basic and diluted EPS of $.97 and $.85 respectively. The pro forma impact on the nine months ended September 30, 1997, would have been basic and diluted EPS of $1.54 and $1.41, respectively.

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

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Company's December 31, 1996 Annual Report on Form 10-K.

Historical Results Of Operations For The Three and Nine Months Ended September 30, 1997 Compared To 1996

     The Company had net earnings of $5,078,975 or $.85 per share and $7,325,381 or $1.43 per share, respectively, for the three and nine months ended September 30, 1997 compared to net earnings of $313,457, or $.09 per share and $546,445, or $.16 per share for the comparable periods in 1996. The increases in the current year were caused by the addition of the homebuilding operations during 1997. Sales revenue, cost of sales, commissions and other sales costs all increased in 1997, reflecting the addition of homebuilding operations in December 1996 and the Legacy Acquisition in July 1997. Results for the nine months ended September 30, 1996, include an extraordinary loss from the early extinguishment of debt of $148,433, or $.05 per share.

     Residual interest and real estate loan interest income was higher in the three and nine months ended September 30, 1997 than in the same periods of the previous year mainly due to the sale of one of the Company's mortgage securities, which resulted in a gain of approximately $2.7 million.

     General, administrative and other costs were $4,642,438 and $216,099 in the three months ended September 30, 1997 and 1996 respectively. These costs were $8,916,617 for the first nine months of 1997 and $866,933 for the first nine months of 1996. The increases for both periods were caused by higher corporate costs, including compensation expense related to stock options and contingent stock, expenses resulting from the Legacy Acquisition and approximately half of the 1997 costs are related directly to commissions and other home-selling expenses, which the Company did not have in 1996.

     The increases in income taxes of $356,482 and $580,155 for the three and nine months ended September 30, 1997 over the same periods in the prior year resulted from the Company recording no income tax in 1996 due to its status as a REIT at that time.

     Liquidity And Capital Resources

     The Company's principal uses of working capital are land purchases, lot development and home construction. The Company uses a combination of borrowings and funds generated by operations to meet its working capital requirements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The early stages of development or expansion require significant cash outlays for, among other things, land acquisitions, obtaining plat and other approvals, and construction of model homes, roads, certain utilities, general landscaping and other amenities. Since these costs are capitalized, this can result in income reported for financial statement purposes during those early stages significantly exceeding cash flow. After the early stages of development and expansion when these expenditures are made, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs.

     At September 30, 1997, the Company had available short-term secured, revolving construction loan facilities totaling $60 million and a $20 million acquisition and development facility, of which approximately $26.4 million and $3.1 million were outstanding, respectively. An additional $12.5 million of unborrowed funds were available under its credit facilities at such date. Borrowings under the credit facilities are subject to the inventory collateral position of the Company and a number of other conditions, including the Company's minimum net worth, maximum debt to equity ratio and debt coverage. The Company also has outstanding $6 million in unsecured, senior subordinated notes due October 15, 2001 (the "Notes"), which were issued in October 1994.

     In the third quarter of 1997, the Company used $5.5 million in cash to purchase land for future development at two sites in the Scottsdale area. The Company added a portion of one of the properties to its acquisition and development guidance facility, generating $1.7 million in available funds under its revolving construction loan facility. Cash spent for land purchases in the first nine months of 1997 was approximately $13.7 million, generating approximately $6 million in available funds.

     The Indenture relating to the Notes and the Company's various loan agreements contain restrictions which could, depending on the circumstances, affect the Company's ability to obtain additional financing in the future. If the Company at any time is not successful in obtaining sufficient capital to fund it then-planned development and expansion costs, some or all of its projects may be significantly delayed or abandoned. Any such delay or abandonment could result in cost increases or the loss of revenues and could have a material adverse effect on the Company's results of operation and ability to repay its indebtedness.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

Pro Forma Results Of Operations For The Three and Nine Months Ended September 30, 1997 And 1996

     As a result of the Homeplex Merger, the primary business of the Company has shifted from the making of real estate loans and holding residual interests to homebuilding. Due to this change, Management believes that comparison of operations for quarters in a prior year with the current quarter operations is not as meaningful as the pro forma results. Accordingly, Management has prepared pro forma condensed combined operating results for the three months ended September 30, 1996, and the nine months ended September 30, 1996, which reflect the impact of combining the pre-merger companies as though the Merger had taken place on January 1, 1996. The following pro forma information does not reflect the Legacy Acquisition in July 1997.

                                           Three Months Ended               Nine Months Ended
                                              September 30,                   September 30,
                                          1997            1996            1997            1996
                                          ----            ----            ----            ----
                                         Actual         Pro Forma        Actual         Pro Forma
                                         ------         ---------        ------         ---------
                                              (Dollars in thousands, except per share data)
Home sales revenue ................      $42,685         $19,419         $79,802         $50,911
Cost of home sales ................       36,005          16,144          67,834          43,688
                                         -------         -------         -------         -------
     Gross profit .................        6,680           3,275          11,968           7,223
Selling, general and administrative        4,752           1,575           9,026           5,291
Other income ......................        3,507             570           4,963           2,136
                                         -------         -------         -------         -------
     Earnings before income taxes .        5,435           2,270           7,905           4,068
Income tax expense ................          356             250             580             448
                                         -------         -------         -------         -------

Net earnings ......................      $ 5,079         $ 2,020         $ 7,325         $ 3,620
                                         =======         =======         =======         =======

Earnings per share ................      $   .85         $   .42         $  1.43         $   .75
                                         =======         =======         =======         =======

     Key assumptions in the pro forma results of operations relate to the following:

     (1)  The transaction was consummated on January 1, 1996.
     (2) Compensation expense was adjusted to add the new employees' cost and to deduct the terminated employees' cost.
     (3) The net operating loss was utilized to reduce the maximum amount of taxable income possible.

     Results Of Operations

     The following discussion and analysis provides information regarding the results of operations of the Company and its subsidiaries for the three and nine months ended September 30, 1997 and pro forma operations for the three and nine months ended September 30, 1996. All material balances and transactions between the Company and its subsidiaries have been eliminated. Results include the operations of Legacy from July 1, 1997, the acquisition date, to September 30, 1997. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the unaudited interim data reflects all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


           Home Sales Revenue and Cost of Home Sales

           Home sales revenue for any period is the product of the number of units closed during the period and the average sales price per unit. The following table presents comparative third quarter and first nine months 1997 and 1996 housing revenues (dollars in thousands):

                             Quarters Ended        Dollar/Unit    Percentage     Nine Months Ended      Dollar/Unit   Percentage
                              September 30,         Increase       Increase        September 30,         Increase      Increase
                            1997         1996      (Decrease)     (Decrease)     1997         1996      (Decrease)    (Decrease)
                            ----         ----      ----------     ----------     ----         ----      ----------    ----------
Dollars .............     $ 42,685     $ 19,419     $ 23,266         120%      $ 79,802     $ 50,911     $ 28,891        57%
Units closed ........          202           61          141         231%           307          186          121        65%
Average sales price .     $  211.3     $  318.3     $ (107.0)        (34%)     $    259     $  273.7     $  (13.8)       (5%)

     The increase in revenues and number of units closed in the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, resulted mainly from the Legacy Acquisition. The lower average sales price in 1997 is also due to sales in the Texas market, where the focus of the Texas division is on entry-level and move-up homes.

     Gross Profit

     Gross Profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, unit construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs.

     The following table presents comparative third quarter and first nine months of 1997 and 1996 housing gross profit (dollars in thousands):

                          Quarters Ended                        Percentage     Nine Months Ended      Dollar/Unit     Percentage
                           September 30,         Increase        Increase        September 30,         Increase        Increase
                         1997         1996      (Decrease)      (Decrease)     1997         1996      (Decrease)      (Decrease)
                         ----         ----      ----------      ----------     ----         ----      ----------      ----------
Dollars ..........     $ 6,680      $ 3,275      $ 3,405           104%      $11,968      $ 7,222      $ 4,746           66%
Percent of housing
revenues .........          16%          17%          (1%)          (6%)          15%          14%           1%           7%

     Gross profit margins for the quarter and nine months ended September 30, 1997 over the same periods remained relatively unchanged due to stable market conditions. The dollar increase in gross profit is attributable to the increase in number of units closed, primarily due to the Legacy Acquisition.

     Selling, General And Administrative Expenses

     Selling, general and administrative expenses (SG&A), which include advertising, model and sales office, sales administration, commissions and corporate overhead costs, were $4.6 million for the third quarter of 1997, as compared to $1.6 million for the same period in 1996, an increase of 200%. SG&A expenses were $8.9 million for the first nine months of 1997, as compared to 1996 costs of $5.3 million for the same period, an increase of 70%. These changes were caused mainly by increased advertising and model home expenses, higher administrative, corporate and public company costs, and the inclusion of Legacy operating costs in the third quarter of 1997.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

     Development Projects

     At September 30, 1997, the Company had 44 communities under various stages of development. The Company was actively selling in 30 communities, was sold out in five communities, and was in various stages of preparation to open for sales in nine communities. The Company owns the underlying land in eight communities subject to bank acquisition financing and the underlying land in seven communities free from any acquisition financing. The lots in the remaining 29 communities are purchased from developers on a rolling option basis. The Company purchased two new communities in the third quarter of 1997, and entered into three new rolling lot option contracts. Depending on market conditions, management may elect to make additional selective property acquisitions throughout the remainder of the current year.

Net Orders

     Net orders for any period represent the number of units ordered by customers (net of units canceled) multiplied by the average sales price per units ordered. The following table presents comparative third quarter and first nine months of 1997 and 1996 net orders (dollars in thousands):

                             Quarter Ended      Dollar/Unit     Percentage    Nine Months Ended    Dollar/Unit      Percentage
                             September 30,       Increase        Increase       September 30,       Increase         Increase
                           1997        1996     (Decrease)      (Decrease)    1997        1996     (Decrease)       (Decrease)
                           ----        ----     ----------      ----------    ----        ----     ----------       ----------
Dollars .............    $ 55,526    $ 28,100    $ 27,426           98%     $109,467    $ 66,191    $ 43,276           65%
Units ordered .......         270          86         184          214%          439         219         220          101%
Average sales price .    $  205.7    $  326.7    $ (121.1)         (37%)    $  249.4    $  302.2    $  (52.8)         (18%)

     Increases in the third quarter and first nine months are primarily due to the Legacy Acquisition on July 1, 1997.

     The Company does not include sales which are contingent on the sale of the customer's existing home as orders until the contingency is removed. Historically, the Company has experienced a cancellation rate of less than 16% of gross sales.

     Net Sales Backlog

     Backlog represents net orders of the Company which have not closed. The following tables present comparative September 30, 1997 and 1996 net sales backlog for the total Company, and the Arizona and Texas divisions individually. The Texas division was not a part of Monterey Homes at September 30, 1996 and the backlog numbers for that period are shown for comparative purposes only. (dollars in thousands):

                                    September 30,                 Dollar/Unit             Percentage
Total                          1997              1996         Increase (Decrease)     Increase (Decrease)
-----                          ----              ----         -------------------     -------------------
Dollars ..............       $117,780          $ 54,820            $ 62,960                  115%
Units in backlog .....            555               177                 378                  214%
Average sales price ..       $  212.2          $  309.7            $  (97.5)                 (32%)

Arizona
-------
   Dollars ...........       $ 67,597          $ 54,820            $ 12,777                   23%
   Units in backlog ..            193               177                  16                    9%
   Average sales price       $  350.2          $  309.7            $   40.5                   13%

Texas
-----
   Dollars ...........       $ 50,183          $ 44,464            $  5,721                   13%
   Units in backlog ..            362               308                  54                   18%
   Average sales price       $  138.6          $  144.4            $   (5.8)                  (4%)

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

     Total dollar backlog increased 115% over the prior year due to an increase in units in backlog partially offset by a decrease in average sales price. Average sales price as a whole has decreased due to the Legacy Acquisition, where the focus is on entry-level and move-up homes. Units in backlog have increased 214% over the prior year due to the increase in net orders caused by the Texas expansion.

     Arizona dollar backlog increased 23% over the prior year due to the increased number of units in backlog along with an increase in average sales price.

     Texas dollar and unit backlog is up over the prior year due to increased orders in 1997. The average sales price is slightly lower due to the increase in the product mix of entry level home sales.

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

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          (a) On September 25, 1997, Monterey Homes held its Annual Meeting of Shareholders, at which John R. Landon, Robert G. Sarver and C. Timothy White were elected as Class II Directors to serve for a two year term which expires at the 1999 Annual Meeting. Voting results for these nominees are summarized as follows:

                                            FOR           WITHHELD
                                            ---           --------

               John R. Landon            4,935,789         63,082
               Robert G. Sarver          4,982,066         16,805
               C. Timothy White          4,974,727         24,144

               Additionally, the Shareholders adopted the Monterey Homes Corporation Stock Option Plan and approved an amendment to the Company's Bylaws to increase the number of authorized directors of the Company from five to nine. Voting results are as follows:


                                          Approval of       Approval to Increase
                                       Stock Option Plan     Board of Directors
                                       -----------------     ------------------

               Shares FOR                  4,880,734             4,541,556
               Shares AGAINST                 88,433                72,924
               Shares ABSTAINED               29,704                35,105
               Shares NOT VOTED BY BROKERS         0               349,286


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibit 27 - Financial Data Schedule

               Exhibit 99 - Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

          (b) Reports on Form 8-K - An Amendment No. 1 to Current Report on Form 8-K, dated July 1, 1997, was filed with the Securities and Exchange Commission on September 12, 1997, and an Amendment No. 2 to Current Report on Form 8-K, dated July 1, 1997, was filed with the Securities and Exchange Commission on October 29, 1997. Both of these amendments filed the financial statements, pro forma financial information and exhibits related to the Legacy Acquisition.
                                       17