Form 10-K
period 1997-12-31
MONTEREY HOMES CORP
filed 1998-03-25
CIK 833079

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to__________

                          Commission File Number 1-9977

                           MONTEREY HOMES CORPORATION
             (Exact Name of Registrant as specified in its charter)

                                    Maryland
         (State or other jurisdiction of incorporation or organization)

                                   86-0611231
                      (I.R.S. Employer Identification No.)

                      6613 North Scottsdale Road, Suite 200
                               Scottsdale, Arizona
                    (Address of principal executive offices)

                                      85250
                                   (Zip Code)

                                 (602) 998-8700
              (Registrant's telephone number, including area code)

              ----------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act
Common Stock, $.01 par value                             New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act NONE

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

               At March 16, the aggregate market value of common stock held by non-affiliates of the Registrant was $57,917,000.
               The number of shares outstanding of the Registrant's common stock on March 16, 1998 was 5,368,738.

                       DOCUMENTS INCORPORATED BY REFERENCE

               Portions from the Registrant's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be held on June 11, 1998 have been incorporated by reference into Part III, Items 10, 11, 12 and 13.
================================================================================

                                TABLE OF CONTENTS

                                                                                                  PAGE NO.
PART I  .........................................................................................    3

          Item 1.           Business.............................................................    3

          Item 2.           Properties...........................................................   14

          Item 3.           Legal Proceedings....................................................   14

          Item 4.           Submission of Matters to a Vote of Security Holders..................   14


PART II .........................................................................................   14

          Item 5.           Market for the Registrant's Common Stock
                            and Related Stockholder Matters......................................   14

          Item 6.           Selected Financial Data..............................................   16

          Item 7.           Management's Discussion and Analysis of Financial Condition and
                            Results of Operations................................................   17

          Item 8.           Financial Statements and Supplementary Data..........................   24

          Item 9.           Changes in and Disagreements with Accountants on Accounting and
                            Financial Disclosure.................................................   41

PART III ........................................................................................   41

          Item 10.          Directors and Executive Officers of the Registrant...................   41

          Item 11.          Executive Compensation...............................................   41

          Item 12.          Security Ownership of Certain Beneficial Owners and Management.......   41

          Item 13.          Certain Relationships and Related Transactions.......................   42

PART IV .........................................................................................   43

          Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K......   43

SIGNATURES .....................................................................................    47

                                     PART I

Item 1.  Business

History of the Company

        Monterey Homes Corporation ("Monterey" or the "Company") designs, builds and sells single family homes in two large markets, Arizona and Texas. The Company builds move-up and semi-custom luxury homes in the Phoenix and Tucson, Arizona metropolitan areas, and entry-level and move-up homes in the Dallas/Fort Worth, Austin and Houston, Texas metropolitan areas. The Company has undergone significant growth in recent periods and at December 31, 1997, was actively selling homes in 33 communities in Arizona and Texas. The Company continues to pursue a strategy of diversifying its product mix and the geographic scope of its operations.

        The Company was originally formed as a real estate investment trust ("REIT") under the name of Homeplex Mortgage Investment Corporation ("Homeplex"), investing in mortgage related assets and selected real estate loans. On December 31, 1996, the Company acquired through merger the homebuilding operations of various entities under the Monterey Homes name (the "Merger"), and essentially discontinued its mortgage-related operations, changed its name to Monterey Homes Corporation and instituted homebuilding as the business focus. (All per share amounts herein have been adjusted for a one-for-three stock split effected as part of the Merger.) As part of a strategy to diversify its operations, on July 1, 1997, the Company combined with the homebuilding operations (the "Legacy Combination") of several entities operating under the name Legacy Homes ("Legacy"). Legacy has been operating in Texas markets since 1988, and designs, builds and sells entry-level and move-up homes.

        As a result of losses from operations by the Company during its operation as a REIT prior to December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $43 million at December 31, 1997. Accordingly, the Company currently pays limited income taxes.

        This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe", "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, home sales, housing permits, backlog, inventory, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in this Annual Report.

Industry

        The homebuilding industry is highly competitive and extremely fragmented, and is greatly affected by a number of factors, on both a national and regional level. Among the most vital factors on a national level are interest rates and the influence of the Federal Reserve Board on interest rates. The homebuilding industry's sensitivity to interest rate fluctuations is two-pronged: an increase or decrease in interest rates affects (i) the homebuilding company directly in connection with its cost of borrowed funds for land and project development and working capital and (ii) the home buyers' ability and desire to obtain long-term mortgages at rates favorable enough to service a long-term mortgage obligation. The Company believes that the availability of less expensive mortgage financing vehicles such as variable rate mortgage loans have encouraged potential home buyers to be more willing to purchase a new home now and refinance at a later date.

Business Strategy

        The  Company  seeks  to   distinguish   itself  from  other   production
homebuilders through a business strategy focusing on the following elements:

        Superior Design and Quality. The Company seeks to maximize customer satisfaction by offering homes that, within their market segment, are built with quality materials and craftsmanship, exhibit distinctive design features, and are situated in premium locations. In Arizona, its competitive edge in the selling process focuses on the home's features, design and available custom options. In Texas, the competitive advantage is a focus on design and quality of its entry-level and move-up homes which are offered at a price that reflects the production efficiencies of a high volume tract builder. The Company believes that its homes generally offer higher quality and more singular designs within their defined price range or category than those built by its competitors.

        Product Breadth. The Company offers new homes for a wide variety of consumers. In Arizona, the Company addresses the luxury and move-up homebuyers' markets. The luxury market segment is characterized by unique communities and distinctive luxury homes. The Company's 1996 expansion into the move-up buyer segment of the Arizona market reflects its desire to increase its share of the overall housing market in the Phoenix and Tucson metropolitan areas. In Texas, the Company focuses on entry-level and move-up homebuyers markets.

        Highest Level of Service. The Company strives for the highest level of customer satisfaction through the use of its customer care departments which deal with any questions or warranty matters a buyer may have. In the semi-custom, luxury market, along with customer care, the Company attempts to involve the buyer in every phase of the building process through a series of conferences with the sales staff, project managers, and construction superintendents. This procedure is designed to give the high-end buyer an opportunity to add custom design features and monitor the development of the home, creating a sense of participation and control over the end product.

        Conservative Land Acquisition Policy. The Company seeks to maximize its return on capital employed by pursuing a conservative land acquisition policy. Land is generally purchased subject to complete entitlement, including zoning and utilities services, with a focus on development sites which the Company expects will have less than a three-year lot inventory. Moreover, lots are often controlled on a non-recourse, rolling option basis where the Company has the right, but not the obligation, to buy lots at predetermined prices based on a takedown schedule which reflects anticipated home closings. To date, the Company has not speculated in raw land held for investment.

        Penetration of New Markets. Depending on existing market conditions, the Company may explore expansion opportunities in other parts of the country, targeting its market niches in areas where it perceives an ability to exploit a competitive advantage. Expansion may be effected through acquisitions of other existing homebuilders or through internal growth.

Markets and Products

        Overview. The Company's operations primarily serve the Phoenix and Tucson, Arizona, and the Dallas/Fort Worth, Austin and Houston, Texas metropolitan areas. The Company believes that these areas represent attractive homebuilding markets with opportunities for long-term growth. The Company also believes that its operations in certain markets, such as Phoenix and Dallas/Fort Worth, are well established and that it has developed a reputation for building quality homes with distinctive designs within the market segments served in these communities.

        Arizona Markets

        In its Arizona markets, the Company's semi-custom, luxury homes are single story, two to five bedroom homes, ranging in base price from approximately $240,000 to over $500,000. The homes vary in size from approximately 2,500 square feet to 4,500 square feet and are constructed on lots ranging from 5,500 square feet to one acre. The Company also builds single-family, move-up homes on subdivided lots. These are one and two story detached homes, with two to five bedrooms, ranging in base price from approximately $120,000 to over $200,000. The homes range from 1,400 square feet to 3,500 square feet and are constructed on lots ranging from 6,500 square feet to 10,000 square feet.

        During 1997, the Company closed 284 homes in Arizona with an average sales price of $344,800. At December 31, 1997, the Company had a total of 168 home purchase contracts in backlog totaling $56.9 million, with an average price of $339,000. In 1996, the average sales price for all homes closed in Arizona was $282,800, and the Company had a backlog of 120 home purchase contracts totaling $42.7 million at December 31. The average price of homes in the 1996 backlog was $355,500.

        Phoenix, Arizona. The Arizona Department of Economic Security estimates that approximately 153,000 jobs will be created throughout Arizona in 1997 and 1998, resulting in gains of 4.6% and 3.3%, respectively. Nearly 80% of these new jobs are expected to be in the Phoenix area.

        From 1996 to 1997, permits for single-family residential units in the Phoenix metropolitan area increased 7% from 29,609 to 31,715. Although single-family housing permits in the Phoenix metropolitan area were at record levels in 1997, real estate analysts are predicting that new home sales in this area may be slightly lower in 1998. Any slowing in new home sales could have an adverse affect on the Company's operating results. The Company is actively selling homes in seven communities in the Phoenix area.

        The Company derives substantial revenues from sales of homes in the Scottsdale area. Scottsdale is a relatively affluent city within metropolitan Phoenix, and has developed detailed master planning and zoning regulations. Scottsdale has typically appealed to the type of higher-income buyer which the Company generally targets in this market, and due to the strong market in this area, the availability of land has decreased and the cost of such land has increased. There can be no assurance that the Company will be able to continue to acquire property in the Scottsdale area on terms that are favorable to the Company. The inability to acquire land on favorable terms could have a material adverse effect on the Company's business and operating results.

        Tucson, Arizona. The Company began offering homes for sale in Tucson in April 1996, and is actively selling in three communities in that area. Tucson also has experienced growth over the last five years. Annual building permits issued for single-family residential units in Tucson increased moderately from approximately 5,200 in 1996 to approximately 5,400 in 1997, a 4% increase. Real estate analysts are predicting that new home sales in the Tucson metropolitan area will remain relatively flat in 1998.

        The following table presents information relating to the current communities in the Scottsdale and Tucson areas served by the Company for and as of December 31, 1997:

                                                                                                                     Base Price
                             Number of          Number of       Number of          Homes in       Home Sites(1)       Range(2)
                            Home Sites         Homes Sold      Homes Closed        Backlog         Remaining        (in thousands)
                          ---------------   ---------------   ---------------  ---------------   ---------------
Phoenix Area
Semi-custom, luxury                   871               392               284              108               479      $240-$525
Move-up                               571               169               146               23               402      $166-$236
                          ---------------   ---------------   ---------------  ---------------   ---------------

Total                               1,442               561               430              131               881
                          ---------------   ---------------   ---------------  ---------------   ---------------

Tucson Area
Semi-custom, luxury                   148                63                40               23                85      $245-$385
Move-up                               331                80                66               14               251      $124-$219
                          ---------------   ---------------   ---------------  ---------------   ---------------

Total                                 479               143               106               37               336
                          ---------------   ---------------   ---------------  ---------------   ---------------


Total Arizona                       1,921               704               536              168             1,217
                          ===============   ===============   ===============  ===============   ===============

(1) "Home Sites Remaining" is the number of homes that could be built both on the remaining lots available for sale and land to be developed into lots as estimated by the Company.
(2) "Base Price Range" is the current average base sales price of homes offered for sale.


Texas Markets

        The Company operates in the Texas market under the Legacy Homes name and is value focused, as it produces homes in volume that are efficient to build, and offers buyers some degree of design discretion and a number of optional features and upgrades. Typical of its Texas products are one and two story homes, generally with attached garages, brick exteriors, three to five bedrooms, and open kitchen/family rooms. In its Texas markets, the Company usually purchases finished lots in newly-developing and growing areas, though occasionally, the Company will acquire undeveloped land and develop homesites for its own use.

        From July 1, 1997, the date of the Legacy Combination, the Texas division closed a total of 360 homes with an average sales price of $143,000. At December 31, 1997, the Texas division had a total of 304 home purchase contracts in backlog totaling $42.0 million, with an average sales price of $138,200, while in Texas at December 31, 1996, there were 197 home purchase contracts in backlog totaling $28.6 million, with an average sales price of $145,000.

        Dallas/Fort Worth, Texas. With approximately 72,000 new jobs created in Dallas in 1997, this market continues to enjoy significant job growth (4.14%). Annual closings reached their highest level since the mid-1980's, with 16,740 new homes. Fort Worth's annual job growth at 25,600 represents a 3.6% rate, higher than the average of the last four years. Housing activity in the Fort Worth market reflected low inventory levels, with an increase in average starts to almost 7,000, and a drop in closings to 6,760. Dallas/Fort Worth represents the Company's greatest amount of activity in the Texas market. The Company is actively selling in 16 different communities, targeted to both first time buyers with homes starting at approximately 1,600 square feet and to move-up buyers with homes up to 3,000 square feet. In this area, homes for first time buyers are priced from $95,000 to $115,000 and those for the move-up market are priced from $120,000 to $180,000.

        Austin, Texas. According to the Texas Employment Commission, new jobs created in Austin in 1997 were approximately 11,000, which is about the same as the prior year, and is down from the 6% - 7% increases seen each year from 1992 to 1995. Annual 1997 starts of 7,270 represented a slight drop by 7.9% from 1996; a slight decrease (0.8%) in closings also occurred. Recognizing the decrease in average sales price, the Company in 1997 re-positioned its product to reflect the changing demand for lower priced homes by introducing a new product line from approximately 1,400 to 2,500 square feet to take advantage of opportunities in the $90,000 to $120,000 price range. The Company is actively selling in five communities in the Austin area.

        Houston, Texas. The Texas Workforce Commission statistics for calendar 1997 show a net gain of approximately 66,000 new jobs in Houston. This job growth is estimated to have created approximately 36,000 new households resulting in single family starts for 1997 at a 14 year high of 18,958. Closings for the same period reached 16,553 homes. The Company entered the Houston market by opening its first community late in 1997. A second community is in the planning/pre-sell stages. The Company builds homes for affluent first-time and move-up buyers in the desirable Northwest area, ranging from approximately 1,700 to 3,100 square feet and priced in the $110,000 to the $210,000 range. Houston's job growth, low unemployment rate of 5% and growth in local population and households may continue to fuel a strong demand for housing.

        The following table presents information relating to the current communities in the Texas markets served by the Company for and as of December 31, 1997:

                                                                                                                     Base Price
                             Number of          Number of       Number of          Homes in      Home Sites(1)        Range(2)
                            Home Sites         Homes Sold      Homes Closed        Backlog         Remaining        (in thousands)
                            ----------         ----------      ------------        -------         ---------        --------------
Dallas/Ft. Worth Area
Move-up                             1,907             1,136               942              194               771      $120-$180
Entry-level                           564               308               244               64               256      $ 95-$115
                          ---------------   ---------------   ---------------  ---------------   ---------------

Total                               2,471             1,444             1,186              258             1,027
                          ---------------   ---------------   ---------------  ---------------   ---------------

Austin Area
Move-up                               467               340               324               16               127      $130-$190
Entry-level                           111                20                 4               16                91      $100-$120
                          ---------------   ---------------   ---------------  ---------------   ---------------

Total                                 578               360               328               32               218
                          ---------------   ---------------   ---------------  ---------------   ---------------

Houston Area
Move-up                                76                15                 1               14                61      $115-$210
                          ---------------   ---------------   ---------------  ---------------   ---------------

Total Texas                         3,125             1,819             1,515              304             1,306
                          ===============   ===============   ===============  ===============   ===============

(1) "Home Sites Remaining" is the number of homes that could be built both on the remaining lots available for sale and land to be developed into lots as estimated by the Company.
(2) "Base Price Range" is the current average base sales price of homes offered for sale.


Land Acquisition and Development

        Most of the land acquired by the Company is purchased only after necessary entitlements have been obtained so that the Company has certain rights to begin development or construction as market conditions dictate. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. After entitlements are obtained, the Company is still required to secure a variety of other governmental approvals and permits during development. The process of obtaining such approvals and permits can substantially delay the development process so, in certain situations in the future, the Company may consider purchasing unentitled property where it perceives an opportunity to build in a manner consistent with its business strategy.

        The Company selects land for development based upon a variety of factors, including (i) internal and external demographic and marketing studies;
(ii) suitability of the projects, which generally are developments with fewer than 150 lots; (iii) suitability for development within a one to three year time period from the beginning of the development process to the delivery of the last home; (iv) financial review as to the feasibility of the proposed project, including projected profit margins, return on capital employed, and the capital payback period; (v) the ability to secure governmental approvals and entitlements; (vi) results of environmental and legal due diligence; (vii) proximity to local traffic corridors and amenities; and (viii) management's judgment as to the real estate market, economic trends, and experience in a particular market. The Company may consider purchasing larger properties consisting of 200 to 500 lots or more if it deems the situation to have an attractive profit potential and acceptable risk limitations.

        The Company acquires land through purchases and rolling option contracts. Purchases are financed through traditional bank financing or through working capital. The Company generally utilizes rolling option contracts that are non-recourse and require non-refundable deposits. In Texas, the Company acquires land almost exclusively through rolling option contracts.

        Once land is acquired, the Company undertakes, where required, development activities through contractual agreements with subcontractors that include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other refinements. The Company often builds homes in master planned communities with home sites that are along or in close proximity to a major amenity, such as a golf course.

        The Company strives to develop a design and marketing concept for each of its projects, which includes determination of size, style and price range of the homes, street layout, size and layout of individual lots, and overall community design. The product line offered in a particular project depends upon many factors, including the housing generally available in the area, the need of a particular market, and the Company's cost of lots in the project.

        The Company has occasionally used partnerships or joint ventures to purchase and develop land where such arrangements were necessary to acquire the property or appeared to be otherwise economically advantageous.

The following table sets forth the Company's unclosed land inventory as of December 31, 1997.

                                                                              Land Under Contract
                                           Land Owned                              or Option
                                           ----------                              ---------
                                                     Lots Under                             Lots Under
                                   Finished         Development           Finished          Development
    Projects                        Lots             (estimate)              Lots           (estimate)             Total
    --------                        ----             ----------              ----           ----------             -----
ARIZONA:
Phoenix Area
------------
Semi-custom, luxury                       79                  211                  24                  273                 587
Move-up                                   41                   --                  32                  352                 425
                            ----------------     ----------------    ----------------     ----------------    ----------------

Total                                    120                  211                  56                  625               1,012
                            ----------------     ----------------    ----------------     ----------------    ----------------

Tucson Area
-----------
Semi-custom, luxury                       42                   --                  32                   34                 108
Move-up                                  147                   --                  --                  118                 265
                            ----------------     ----------------    ----------------     ----------------    ----------------

Total                                    189                   --                  32                  152                 373
                            ----------------     ----------------    ----------------     ----------------    ----------------

Total Arizona                            309                  211                  88                  777               1,385
                            ----------------     ----------------    ----------------     ----------------    ----------------


TEXAS:
Dallas/Ft. Worth Area
---------------------
Entry-level                               91                   91                 167                   30                 379
Move-up                                   66                  190                 297                  353                 906
                            ----------------     ----------------    ----------------     ----------------    ----------------

Total                                    157                  281                 464                  383               1,285
                            ----------------     ----------------    ----------------     ----------------    ----------------

Austin Area
-----------
Entry-level                               23                   --                 152                   --                 175
Move-up                                   11                   --                  37                   27                  75
                            ----------------     ----------------    ----------------     ----------------    ----------------

Total                                     34                   --                 189                   27                 250
                            ----------------     ----------------    ----------------     ----------------    ----------------

Houston Area
------------
Move-up                                   --                   --                  75                   --                  75
                            ----------------     ----------------    ----------------     ----------------    ----------------

Total Texas                              191                  281                 728                  410               1,610
                            ----------------     ----------------    ----------------     ----------------    ----------------

TOTAL COMPANY                            500                  492                 816                1,187               2,995
                            ================     ================    ================     ================    ================

Construction

        The Company acts as the general contractor for the construction of its projects. Subcontractors typically are retained on a project-by-project basis in Arizona and on a geographic area basis in Texas, to complete construction at a fixed price. Agreements with subcontractors and materials suppliers are generally entered into after competitive bidding on an individual basis. The Company obtains information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements prior to commencement of the formal bidding process. From time to time, the Company enters into longer term contracts with subcontractors and suppliers if management believes that more favorable terms can be secured. Subcontractors are supervised by the Company's project managers and field superintendents, who coordinate the activities of subcontractors and suppliers, subject the work to quality and cost controls, and assure compliance with zoning and building codes.

        The Company specifies that quality, durable materials be used in constructing its homes. The Company does not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, the Company negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors to take advantage of its volume of production. Generally, access to the Company's principal subcontracting trades, materials and supplies continue to be readily available in each of its markets; however, prices for these goods and services may fluctuate due to various factors, including supply and demand shortages which may be beyond the control of the Company or its vendors. The Company believes that its relations with suppliers and subcontractors are good.

        The Company generally clusters the homes sold within a project, which management believes creates efficiencies in land development and construction, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Typically, a home in Arizona is completed by the Company within four to eight months from commencement of construction, and within three to four months of commencement of construction in Texas, although schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. The Company strives to design homes which promote efficient use of space and materials, and to minimize construction costs and time.

        The Company generally provides a one-year limited warranty on workmanship and building material with each of its homes. The Company's subcontractors generally provide an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are usually the primary responsibility of the Company's subcontractors. The Company currently reserves $600 per home built in Arizona and 1/2 of one percent of a home's sale price in Texas for warranty expense. To date, these reserves have been sufficient to cover warranty repair.

Marketing and Sales

        The Company believes that it has an established reputation for developing high quality homes, which helps generate interest in each new project. In addition, the Company uses advertising and other promotional activities, including magazine and newspaper advertisements, brochures, direct mail, and the placement of strategically located sign boards in the immediate areas of its developments.

        The Company uses furnished model homes as a tool in demonstrating the competitive advantages of its home designs and features to prospective home buyers. The Company generally employs or contracts with interior designers who are responsible for creating an attractive model home for each product line within a project designed to appeal to the preferences of potential home buyers. The Company generally builds between one and four model homes for each active community, depending upon the number of homes to be built within the community and the product to be offered. At December 31, 1997, the Company owned two model homes in Arizona, with 13 model homes under construction. In Texas, the Company owned 22 model homes and had three model homes under construction at December 31, 1997. The Company's Arizona division attempts to sell its model homes and lease them back from purchasers who own the models for investment purposes or who do not intend to live in the home immediately. At December 31, 1997, Monterey had sold and was leasing back 15 model homes at a total monthly lease amount of $43,600.

        In its Arizona markets, the Company tailors its product offerings, including size, style, amenities and price, to attract higher income home buyers. In these markets, the Company offers a broad array of options and distinctive design features, and provides home buyers with the opportunity to customize many aspects of their new home.

        The Company's homes are generally sold by full-time, commissioned sales employees who typically work from a sales office located in the model homes for each project. The Company's goal is to ensure that its sales force has extensive knowledge of the Company's operating policies and housing products. To achieve this goal, all sales personnel are trained and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, and the available product lines, pricing, options, and warranties offered by the Company. The Company also requires its sales personnel to be licensed real estate agents where required by law. Further, the Company utilizes independent brokers to sell its homes and generally pays a sales commission on the base price of the home.

        From time to time, the Company offers various sales incentives, such as landscaping and certain interior home improvements, in order to attract buyers. The use and type of incentives depends largely on prevailing economic and competitive market conditions.

Backlog

        A significant majority of the homes sold by the Company are made pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts require substantial cash deposits and are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered as "backlog". The Company does not recognize revenue on homes covered by such contracts until sales are closed and ownership has been legally transferred to the buyer. The Company generally constructs one or two homes per project in advance of obtaining a sales contract, though such homes are not included in backlog until they are subject to a sales contract. The Company believes it will deliver significantly all homes in backlog at December 31, 1997 to customers during 1998.

        The Company's backlog in number of units increased to 472 at December 31, 1997 from 120 at December 31, 1996. The dollar value of such backlog increased to $99.0 million at December 31, 1997 from $42.7 million at December 31, 1996. These increases in backlog are due primarily to the addition of the Texas operations, along with strong sales in 1997.

Customer Financing

        The Company seeks to assist homebuyers who require financing in obtaining loans from unaffiliated mortgage lenders offering qualified buyers a variety of financing options. The Company provides mortgage banking services to its customers in its Texas markets through a related mortgage lending company, Texas Home Mortgage Corporation. The Company may pay a portion of the closing costs and discount mortgage points to assist home buyers with financing. Since many homebuyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment, and high mortgage interest rates may deter or reduce the number of potential homebuyers.

Customer Relations and Quality Control

        Management believes that strong customer relations and an adherence to stringent quality control standards are fundamental to continued success. The Company believes that its commitment to customer relations and quality control have significantly contributed to its reputation as a high quality builder.

        Generally, for each development, representatives of the Company, who may be a project manager or project superintendent, and a customer relations representative, oversee compliance with the Company's quality control standards. These representatives allocate responsibility for (i) overseeing home construction; (ii) overseeing performance by subcontractors and suppliers; (iii) reviewing the progress of each home and conducting formal inspections as specific stages of construction are completed; and (iv) regularly updating each buyer on the progress of his or her home.

Competition and Market Factors

        The development and sale of residential property is a highly competitive and fragmented industry. The Company competes for residential sales in each of its markets with national, regional, and local developers and homebuilders, resales of existing homes, and to a lesser extent, condominiums and available rental housing. Some homebuilders with whom the Company competes have significantly greater financial resources and/or lower costs than the Company. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. The Company believes that it compares favorably to other homebuilders in the markets in which it operates due primarily to (i) its experience within its specific geographic markets which allows it to develop and offer new products to potential homebuyers which reflect and adapt to changing market conditions; (ii) its ability, from a capital and resource perspective, to respond to market conditions and to exploit opportunities to acquire land upon favorable terms; and (iii) its reputation for outstanding service and quality products.

        The   homebuilding   industry  is  cyclical  and  affected  by  consumer
confidence levels, prevailing economic conditions in general and by job availability and interest rates in particular. A variety of other factors affect the homebuilding industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends, the availability of and changes in mortgage financing programs, and the availability and cost of land and building materials. Real estate analysts are predicting that new home sales in the Phoenix metropolitan area may slow in 1998 and that sales in the Tucson metropolitan area will remain relatively flat. In the Dallas/ Fort Worth, Houston, and Austin metropolitan areas, predictions are that new home sales will remain relatively flat or show a moderate increase. Any slowing in new home sales would increase competition among homebuilders in these areas. There can be no assurance that the Company will be able to compete successfully against other homebuilders in its current markets in a more competitive business environment that would result from such a slowdown in new home sales or that such increased competition will not have a material adverse affect on the Company's business and operating results.

Government Regulations and Environmental Matters

        Most of the Company's land is purchased with entitlements, providing for zoning and utility service to project sites and giving it the right to obtain building permits and begin construction almost immediately upon compliance with specified conditions, which generally are within the Company's control. The length of time necessary to obtain such approvals and permits affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on the development activities of the Company, though there can be no assurance that these and other restrictions will not adversely affect the Company in the future.

        Because most of the Company's land is entitled, construction moratoriums generally would only adversely affect the Company if they arose from health, safety, and welfare issues, such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. These fees are normally established when the Company receives recorded maps and building permits, however as the Company expands, it may also become increasingly subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, "slow growth" initiatives, or building permit allocation ordinances which could be implemented in the future in the states and markets in which the Company may then operate.

        The Company is also subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning the protection of health and the environment. In the Scottsdale market, the Company is subject to several environmentally sensitive land ordinances which mandate open space areas with public elements in housing developments. The Company must also comply with flood plain restrictions. These and similar laws may result in delays, cause substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, compliance with such ordinances has not materially affected the Company's operations, though no assurance can be given that such a material adverse effect will not occur in the future.

        The Company generally will condition its obligation to purchase property on, among other things, an environmental review of the land. However, there can be no assurance that the Company will not incur material liabilities relating to the removal of toxic wastes or other environmental matters affecting land currently or previously owned by the Company. To date, the Company has not incurred any liability relating to the removal of toxic wastes or other environmental matters and to its knowledge has not acquired any land with environmental problems.

Bonds and Other Obligations

        The Company is generally not required, in connection with the development of its projects, to obtain letters of credit and performance, maintenance, and other bonds in support of its related obligations with respect to such development. Such bonds are usually provided by subcontractors.

Mortgage Assets Acquired Prior to Merger

        Prior to the Merger, the Company acquired a number of mortgage assets, consisting of mortgage interests (commonly known as "residuals") and mortgage instruments. As of December 31, 1997, the Company owned mortgage interests with respect to six separate series of mortgage securities with a net amortized cost balance of approximately $1,421,800. This cost represents the aggregate purchase price paid for such mortgage interests less the amount of distributions on such mortgage interests received by the Company representing a return of investment.

        Subsequent to year-end, the Company entered into an agreement to sell its remaining residual interests for $6.6 million during the first and second quarters of 1998 for a gain of approximately $5.2 million.

Employees and Subcontractors

        At December 31, 1997, the Company employed 180 persons, including 49 in management and administration, 42 in sales and marketing, and 89 involved in construction operations. The employees are not unionized, and the Company believes that its employee relations are good. The Company acts solely as a general contractor and all construction operations are conducted through project managers and field superintendents who manage third party subcontractors. The Company utilizes independent contractors for construction, architectural and advertising services, and believes that its relations with subcontractors and independent contractors are good.

NOL Carryforward

        At December 31, 1997, the Company had a federal income tax net operating loss carryforward (the "NOL Carryforward") of approximately $43 million, which expires at various times beginning in 2007 and ending in 2009. It is anticipated that future income taxes paid by the Company will be reduced during the period the NOL Carryforward is available and will consist primarily of state income taxes (since utilization of the Company's state net operating loss may be significantly limited) and the federal alternative minimum tax.

        The ability of the Company to use the NOL Carryforward to offset future taxable income would be substantially limited under Section 382 of the Code if an "ownership change", within the meaning of Section 382 of the Code, has occurred or occurs with respect to the Company before expiration of the NOL Carryforward. The Company believes that (i) there was not an "ownership change" of the Company prior to the effective date of the Merger, (ii) the Merger did not cause an "ownership change", and (iii) the Legacy Combination did not cause an "ownership change".

        In connection with the Merger, the Articles of Incorporation of the Company were amended to, among other things, make more restrictive the limitations on the transfer of Common Stock in an effort to preserve maximum utility of the Company's NOL Carryforward. The Articles of Incorporation of the Company generally prohibit concentrated ownership of the Company which might jeopardize its NOL Carryforward. The transfer restrictions generally preclude, for a period of up to five years following the effective date of the Merger, any person from transferring shares of Common Stock (or any other subsequently issued voting or participating stock), or rights to acquire Common Stock, if the effect of the transfer would be to (a) make any person or group an owner of 4.9% or more of the outstanding shares of such stock (by value), (b) increase the ownership position of any person or group that already owns 4.9% or more of the outstanding shares of such stock (by value), or (c) cause any person or group to be treated like the owner of 4.9% or more of the outstanding shares of such stock (by value) for tax purposes. Direct and indirect ownership of Common Stock and rights to acquire Common Stock are taken into consideration for purposes of the transfer restrictions. Pursuant to the Articles of Incorporation, the board of directors of the Company has the authority to waive the transfer restrictions under certain conditions, and may also accelerate or extend the period of time during which such transfer restrictions are in effect or modify the applicable ownership percentage that will trigger the transfer restrictions if there is a change in law making such action necessary or desirable. The board of directors also has the general power to make such other changes not in violation of law as may be necessary or appropriate to preserve the Company's tax benefits. The transfer restrictions described herein may impede an "ownership change" involving the Company.

        Pursuant to Section 384 of the Code, the Company may not be permitted to use the NOL Carryforward to offset taxable income resulting from sales of assets owned by the Monterey Entities at the time of the Merger (or to offset taxable income resulting from sales of certain assets acquired in the Legacy Combination) to the extent that the fair market value of such assets at the time of the Merger (or at the time of the Legacy Combination) exceeded their tax basis as of the relevant date.

        There is no assurance that the Company will have sufficient earnings in the future to fully utilize the NOL Carryforward.

Year 2000 Compliance

        Many currently installed computer systems and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Therefore, the Company's date critical functions related to the Year 2000 and beyond may be adversely affected unless these computer systems are or become Year 2000 compliant. In January 1997, the Company developed a plan to address this problem and began converting its computer system to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Company is expensing all costs associated with these systems changes as the costs are incurred. These costs are not expected to be material.


Item 2.  Properties

        The Company leases approximately 11,000 square feet of office space in Scottsdale, Arizona from a limited liability company ("LLC") owned by the Company's Chairman and President. The lease is for five years (ending September 1, 1999), net of taxes, insurance and utilities, at an annual rate which management believes is competitive with lease rates for comparable space in the Scottsdale area. Rents paid to the LLC totaled $192,487 and $173,160 during fiscal years 1997 and 1996, respectively. The Company has an option to expand its space in the building and to renew the lease for additional terms at rates which are competitive with those in the market at such time. Management believes that the terms of the lease are no less favorable than those which it could obtain at an arm's length negotiated transaction. The Company also leases approximately 1,500 square feet of office space in Tucson, Arizona. The lease term is for 37 months commencing on October 1, 1995 at an initial annual rent of approximately $20,600, increasing during the term of the lease to an ending rate of approximately $23,600.

        The Company leases approximately 13,000 square feet of office space in Plano, Texas from a partnership owned by the Chief Operating Officer and his spouse. The annual rent is $163,175 under the current lease which expires May 15, 2002. Management believes that the terms of the lease are no less favorable than those which it could obtain in an arm's length negotiated transaction. The Company also leases approximately 1,134 square feet of office space in Austin, Texas at an annual rent of $20,412, with the lease expiring on March 31, 1998, and approximately 934 square feet of office space in Houston, Texas at an annual rent of $9,527 and with an expiration date of July 1, 1998.

        The Company also leases, on a triple net basis, 15 model homes at a total monthly lease amount of $43,600. Such leases are for terms ranging from three months to 12 months, with renewal options ranging from 30 days to over one year, on a month-to-month basis.


Item 3.  Legal Proceedings

        The Company is a party to various routine legal proceedings incidental to its business. Management believes that none of these legal proceedings, certain of which are covered by insurance, will have a material adverse impact on the financial statements of the Company taken as a whole.


Item 4.  Submission of Matters to a Vote of Security Holders

        The Company did not submit any matters to a vote of security holders in the fourth quarter of 1997.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

General

        The Company's common stock (the "Common Stock") is publicly traded on the New York Stock Exchange ("NYSE") under the symbol "MTH". The following table sets forth the high and low closing sales prices of the Common Stock, as reported by the NYSE, for the periods indicated below.

                                              1997                1996
                                              ----                ----
                                          High      Low        High      Low
                                          ----      ---        ----      ---
        First Quarter  ...............  $ 7 1/4   $ 5 1/2    $ 6       $ 4 1/8
        Second Quarter ...............    8 3/4     4 3/8      8 5/8     4 7/8
        Third Quarter  ...............   14 3/4     8 1/2      8 1/4     6
        Fourth Quarter ...............   14 3/4    11 3/16     7 7/8     6 3/4

        On March 16, 1998, the closing sales price of the Common Stock as reported by the NYSE was $18 5/8 per share. At that date, there were approximately 430 owners of record. The Company believes that there are approximately 3,500 beneficial owners of Common Stock.

        The transfer agent for the Company's common shares is ChaseMellon Shareholder Services, L.L.C., Overpeck Centre, 85 Challanger Road, Ridgefield Park, NJ 07760.

        Cash dividends per share paid by the Company were $.06 in 1996 and $.09 in 1995, representing distributions of taxable income arising out of the Company's prior status as a REIT. No cash dividends were paid in 1997. The Company does not intend to pay any permitted cash dividends in the foreseeable future, but will retain earnings to finance the growth of the Company's business. The future payment of cash dividends, if any, will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the board of directors.

        In connection with the Merger, the Company issued 212,398 warrants( the "Warrants") to purchase 256,343 shares of Common Stock. The Warrants are exercisable at any time on or prior to October 15, 2001 or earlier upon the dissolution, liquidation or winding up of the Company. Each Warrant is exercisable for the purchase of 1.2069 shares of Common Stock at an exercise price of $4.0634 per Warrant. The number of shares of Common Stock obtainable upon exercise of the Warrants is subject to increase or decrease under certain antidilution provisions. The Company will not receive any of the proceeds from the sale of the Warrants or from the exercise of the Warrants. The Warrants are not listed on any exchange or traded on any automated quotation system and there is no market for the Warrants.

Factors That May Affect Future Stock Performance

        The performance of the Company's Common Stock is dependent upon several factors, including those set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Financial Condition."

        Restrictions or Transfer; Influence by Principal Stockholders. In order to preserve certain net operating loss carryforwards, the Company's charter precludes (i) any person from transferring such shares if the effect thereof would be to make any person or group an owner of 4.9% or more of the outstanding shares of Common Stock, or (ii) an increase in the ownership position of any person or group that already owns 4.9% or more of such outstanding shares. As a result of the foregoing factors, Messrs. Cleverly, Hilton and Landon should have working control of the Company for the foreseeable future. One or more of the foregoing factors could delay or prevent a future change of control of the Company, which could depress the price of the Common Stock.

        Possible Volatility of Stock Price. The market price of the Common Stock could be subject to significant fluctuations in response to certain factors, such as, among others, variations in anticipated or actual results of operations of the Company or other companies in the homebuilding industry, changes in conditions affecting the economy generally, general trends in the industry, and analysts' reports, as well as other factors unrelated to the Company's operating results.

Item 6.  Selected Financial Data

        The following table sets forth selected historical consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1997. The selected annual historical consolidated financial data for 1997 and 1996 are derived from the Company's Consolidated Financial Statements audited by KPMG Peat Marwick LLP, independent auditors. The selected annual historical consolidated financial data for 1995, 1994 and 1993 are derived from the Company's Consolidated Financial Statements audited by Ernst & Young LLP, independent auditors. For additional information, see the Consolidated Financial Statements of the Company included elsewhere in this
Annual Report. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and the Results of Operations. Due to the Merger and the Legacy combination, the historical results may not be indicative of future results. Pro forma financial information reflecting the Merger is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pro Forma Results of Operations".

                                                        Historical Consolidated Financial Data
                                                              Years Ended December 31,
                                                     (Dollars in thousands except per share data)
                                             ---------------------------------------------------------------
                                                1997(4)         1996         1995        1994        1993
Income Statement Data:
Home and land sales revenue                  $ 149,630
Cost of home and land sales                   (124,594)
                                             ---------
        Gross profit                            25,036
Earnings (loss) from mortgage assets
  and other income                               5,435       $   2,244    $   3,564   $  (1,203)   $ (21,814)
Interest expense                                   165             238          868       1,383        2,274
General, administrative and other expenses      15,107           1,684        1,599       1,938        1,822
                                             ---------       ---------    ---------   ---------    ---------
Earnings (loss) before effect of
  income taxes, accounting change and
  extraordinary loss                            15,199             322        1,097      (4,524)     (25,910)
Income taxes(1)                                   (962)            (26)        --          --           --
Cumulative effect of accounting change(2)         --              --           --          --         (6,078)
Extraordinary loss(3)                             --              (149)        --          --           --
                                             ---------       ---------    ---------   ---------    ---------
        Net income (loss)                    $  14,237       $     147    $   1,097   $  (4,524)   $ (31,988)
                                             =========       =========    =========   =========    =========

Income (loss) per share before effect of
   accounting change/extraordinary loss      $    2.68       $     .09    $     .34   $   (1.40)   $   (7.98)
Cumulative effect of accounting change per
   diluted share                                  --              --           --           --         (1.89)
Extraordinary loss per share                      --              (.05)        --           --           --
                                             ---------       ---------    ---------   ---------    ---------
        Diluted earnings (loss) per share    $    2.68       $     .04    $     .34   $   (1.40)   $   (9.87)
                                             =========       =========    =========   =========    =========

        Cash dividends per share (1)         $     N/A       $     .06    $     .09   $     .06    $     .09
                                             =========       =========    =========   =========    =========

                                                1997           1996(5)       1995        1994         1993
                                             ---------       ---------    ---------   ---------    ---------
Balance Sheet Data:
Real estate under development                $  65,295       $  35,991
Residual interests                               1,422           3,909    $   5,457   $   7,654    $  17,735
Total assets                                    96,633          72,821       27,816      31,150       43,882
Notes payable                                   22,892          30,542        7,819      11,783       19,926
Total liabilities                               50,268          45,876        9,368      13,508       21,505
Stockholders' equity                            46,365          26,945       18,448      17,642       22,377

(1) For any taxable year in which the Company qualified and elected to be treated as a REIT under the Code, the Company was not subject to federal income tax on that portion of its taxable income that was distributed to stockholders in or with respect to that year. Regardless of such distributions, however, the Company may be subject to tax on certain types of income. Due to the Merger, the Company did not qualify as a REIT in 1996 or 1997.
(2) Reflects the cumulative effect of adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(3) Reflects extraordinary loss from early extinguishment of long-term debt.
(4)      Includes the accounts of Legacy Homes, commencing on July 1, 1997.
(5)      Reflects the Merger consummated on December 31, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Historical Results of Operations

        Year Ended December 31, 1997 Compared to 1996

        The Company had net earnings of $14,237,000 or $2.68 per share for the twelve months ended December 31, 1997 compared to net earnings of $147,000, or $.04 per share in 1996. The increase in the current year was caused by the addition of the homebuilding operations during 1997. Home and land sales revenue, cost of sales, commissions and other sales costs all increased in 1997, reflecting the addition of homebuilding operations in 1997 along with the Legacy Combination and the resulting expansion into the Texas markets in July 1997. Results for the year ended December 31, 1996, include an extraordinary loss from the early extinguishment of debt of $149,000, or $.05 per share.

        Residual interest and real estate loan interest income was higher in the twelve months ended December 31, 1997 than in the previous year mainly due to the sale of two of the Company's mortgage securities, which resulted in gains of approximately $3.1 million.

        Selling, general and administrative expenses were $15.1 million and $1.7 million for the years ended December 31, 1997 and 1996 respectively. The increase was caused by homebuilding administrative costs, including amortization of goodwill, expenses related to the Legacy Combination and other home-selling expenses, such as commissions, which the Company did not incur in 1996.

        The increase in income taxes to $962,000 for the twelve months ended December 31, 1997 from $26,000 in the prior year resulted from a significant increase in pre-tax earnings in 1997. The favorable effective tax rates of 6% and 8% in 1997 and 1996, respectively, result from the Company's net operating loss carryforward.

        Year Ended December 31, 1996 Compared to 1995

        The Company had net earnings of $147,000 or $.04 per share in 1996 compared to earnings of $1,097,000 or $.34 per share in 1995. Results for the year ended December 31, 1996 include an extraordinary loss from the early extinguishment of debt of $149,000 or $.05 per share.

        The Company's income from Mortgage Assets was $2,244,000 in 1996 compared to income of $3,564,000 in 1995.

        The Company's interest expense declined from $868,000 in 1995 to $238,000 in 1996 due to a reduction of the average aggregate long-term debt.

        Liquidity and Capital Resources

        The Company's principal uses of working capital are land purchases, lot development and home construction. The Company uses a combination of borrowings and funds generated by operations to meet is working capital requirements.

        The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The early stages of development or expansion require significant cash outlays for, among other things, land acquisitions, obtaining plat and other approvals, and construction of model homes, roads, certain utilities, general landscaping and other amenities. Because these costs are capitalized, income reported for financial statement purposes during those early stages may significantly exceed cash flow. After the early stages of development and expansion when these expenditures are made, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs.

        At December 31, 1997, the Company had available short-term secured revolving construction loan facilities totaling $70 million and a $20 million acquisition development facility, of which approximately $14.4 and $2.4 million were outstanding, respectively. An additional $12.5 million of unborrowed funds supported by approved collateral were available under its credit facilities at such date. Borrowings under the credit facilities are subject to the inventory collateral position of the Company and a number of other conditions, including minimum net worth, debt to equity and debt coverage tests. The Company also has outstanding $6 million in unsecured, senior subordinated notes due October 15, 2001 (the "Notes"), which were issued in October 1994. A provision of the senior subordinated bond indenture provides bondholders with the option, at June 30, 1998, to require the Company to buy back the bonds at 101% of face value.

        Management believes that the Company's current borrowing capacity, cash on hand at December 31, 1997 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs and the amount and types of indebtedness that the Company may incur may be limited by the terms of the indenture governing its senior subordinated notes and the credit agreements.


           Comparison to Prior Year - Pro Forma Results of Operations

        As a result of the Merger, the primary business of the Company has shifted to homebuilding from the making of real estate loans and holding residual interests. Due to this change, management believes that comparison of operations in the current year with the prior year operations is not as meaningful as a comparison to the prior year's pro forma results. Accordingly, management has prepared pro forma condensed combined operating results for the year ended December 31, 1996, which reflect the impact of combining the pre-merger companies as though the Merger had taken place on January 1, 1996. The following current year information only reflects the addition of Legacy subsequent to July 1, 1997.

                                                     Results of Operations
                                                For the Year Ended December 31,
                                                -------------------------------
                                                  1997            1996 Pro Forma
                                                  ----            --------------
                                                 (Dollars in thousands, except
                                                       per share data)
Home and land sales revenue.............      $     149,630         $   87,754
Cost of home and land sales.............            124,594             75,099
                                              -------------         ----------
        Gross profit....................             25,036             12,655
Selling, general and administrative.....             15,106              7,777
Other income, net.......................              5,269              1,998
                                              -------------         ----------

        Earnings before income taxes....             15,199              6,876
Income tax expense......................                962                756
                                              -------------         ----------
        Net earnings....................      $      14,237         $    6,120
                                              =============         ==========

Diluted earnings per share..............      $       2.68          $     1.31
                                              =============         ==========

Key assumptions in the pro forma results of operations relate to the following:

        (1) The Homeplex Merger was consummated on January 1, 1996.
        (2) Compensation expense was adjusted to add the new employees' cost and to deduct the terminated employees' cost.
        (3) The net operating loss was utilized to reduce the maximum amount of taxable income possible.

Results of Operations

        The following discussion and analysis provides information regarding the results of operations of the Company and its subsidiaries for the year ended December 31, 1997 and pro forma operations for the year ended December 31, 1996. All material balances and transactions between the Company and its subsidiaries have been eliminated. Results include the operations of Legacy from July 1, 1997, the combination date, to December 31, 1997. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented.

        Home Sales Revenue

        Home sales revenue is the product of the number of units closed during the period and the average sales price per unit. The following table presents comparative 1997 and 1996 housing revenues (dollars in thousands):

                                       Year Ended         Dollar/Unit Percentage
                                       December 31,        Increase    Increase
                                    1997         1996     (Decrease)  (Decrease)
                                    ----         ----     ----------  ----------

Dollars......................   $  149,385    $  86,829   $ 62,556        72%
Units closed.................          644          307        337       110%
Average sales price..........   $    232.0    $   282.8   $  (50.8)      (18%)

        The increase in revenues and number of units closed in 1997 compared to 1996 resulted mainly from the addition of the Texas operations. The lower average sales price in 1997 is also due to sales in the Texas market, where the Company's focus is on entry-level and move-up homes.

        Gross Profit

        Gross profit equals home and land sales revenue, net of housing cost of sales, which include developed lot costs, unit construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The following table presents comparative 1997 and 1996 housing gross profit (dollars in thousands):

                                       Year Ended
                                       December 31,     Dollar/Unit   Percentage
                                     1997       1996      Increase     Increase
                                     ----       ----     ----------   ----------
Dollars.........................  $  25,036   $ 12,655   $  12,381       98%
Percent of housing revenues.....       16.8%      14.6%        2.2%      15%

        The dollar increase in gross profit for the twelve months ended December 31, 1997, is attributable to the increase in number of units closed due to the Legacy Combination, along with increased closings in highly profitable Arizona communities. The gross profit margin increased in 1997 due to generally higher margins in Texas, and an increase in the purchase by customers of more profitable custom options and upgrades with respect to Arizona closings.

        Residual Interest and Real Estate Interest Income

        The increase in residual interest and real estate loan interest income is primarily due to the 1997 sale of two of the Company's mortgage securities, which resulted in a gain of approximately $3.1 million.

        Selling, General And Administrative Expenses

        Selling, general and administrative expenses, which include advertising, model and sales office, sales administration, commissions and corporate overhead costs, were approximately $15.1 million in 1997, as compared to approximately $7.8 million in 1996, an increase of 94%. These changes were caused mainly by higher administrative, corporate and public company costs and the inclusion of Legacy operating costs in the second half of 1997.

        Net Orders

        Net orders for any period represent the number of units ordered by customers (net of units canceled) multiplied by the average sales price per units ordered. The following table presents comparative 1997 and 1996 net orders (dollars in thousands):

                                  Year Ended          Dollar/Unit  Percentage
                                  December 31,         Increase     Increase
                                1997       1996       (Decrease)   (Decrease)
                                ----       ----       ----------   ----------

Dollars..................   $  157,479  $   90,182     $ 67,297        75%
Units ordered                      693         283          410       145%
Average sales price......   $    227.2  $    318.6     $  (91.4)      (29%)

        The Company does not include sales which are contingent on the sale of the customer's existing home as orders until the contingency is removed. Historically, the Company has experienced a cancellation rate of less than 16% of gross sales. Total net orders increased in 1997 compared to 1996 due to the expansion into Texas and the economic strength of both the Arizona and Texas markets.

        Net Sales Backlog

        Backlog represents net orders which have not closed. The following table presents comparative 1997 and 1996 net sales backlog for the total Company, and the Arizona and Texas divisions individually. (dollars in thousands):

                                  December 31,          Dollar/Unit            Percentage
Total                          1997       1996(1)    Increase (Decrease)   Increase (Decrease)
-----                          ----       -------    -------------------   -------------------
Dollars.................   $  98,963    $   42,661      $    56,302                132%
Units in backlog........         472           120              352                293%
Average sales price.....   $   209.7    $    355.5      $    (145.8)               (41%)

Arizona
    Dollars.............   $  56,945    $   42,661      $    14,284                 33%
    Units in backlog....         168           120               48                 40%
    Average sales price.   $   339.0    $    355.5      $     (16.5)                (5%)

Texas
    Dollars.............   $  42,018    $   28,570      $    13,448                 47%
    Units in backlog....         304           197              107                 54%
    Average sales price.   $   138.2    $    145.0      $      (6.8)                (5%)

(1) Prior year's Texas information is included for comparative purposes only.

        Total dollar backlog increased 132% over the prior year due to a substantial increase in units in backlog partially offset by a decrease in average sales price. Average sales price as a whole has decreased due to the Legacy Combination, where the focus is on entry-level and move-up homes. Units in backlog have increased 293% over the prior year due to the increase in net orders caused by the Texas expansion.

        Arizona dollar backlog increased 33% over the prior year due to the increased number of units in backlog offset by a decrease in average sales price due to a change in the product mix of units ordered.

        Texas dollar and unit backlog is up over the prior year due to increased orders in 1997. The average sales price is slightly lower due to the increase in the product mix of entry level home sales.

        Seasonality

        The Company has historically closed more units in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for their semi-custom, luxury product homes. Management expects that this seasonal trend will continue in the future, but may change slightly as operations continue to expand within the move-up and starter home segments of the market.


        Factors That May Affect Future Results and Financial Condition of the Company

        The Company's future operating results and financial condition are dependent on the Company's ability to successfully design, develop, construct and sell homes that satisfy dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. In addition, the price of the Company's Common Stock and Warrants could be affected not only by such operating and financial conditions, but also by many other factors. Potential risks and uncertainties that could affect the Company's future operating results and financial condition could include, without limitation, the factors discussed below.

        Homebuilding Industry Factors. The homebuilding industry is cyclical and is significantly affected by changes in national and local economic and other conditions, such as employment levels, availability of financing, interest rates, consumer confidence and housing demand. Although the Company believes that certain of its customers (particularly purchasers of luxury homes) are somewhat less price sensitive than generally is the case for other homebuilders, such uncertainties could adversely affect the Company's performance. In addition, homebuilders are subject to various risks, many of which are outside the control of the homebuilders, including delays in construction schedules, cost overruns, changes in government regulations, increases in real estate taxes and other local government fees, and availability and cost of land, materials, and labor. Although the principal raw materials used in the homebuilding industry generally are available from a variety of sources, such materials are subject to periodic price fluctuations. There can be no assurance that the occurrence of any of the foregoing will not have a material adverse effect on the Company.

        Customer demand for new housing also impacts the homebuilding industry. Real estate analysts predict that in 1998 new home sales in the Phoenix metropolitan area may slow and that sales in the Tucson metropolitan area may remain relatively flat. Any such slowing in new home sales would have a material adverse effect on the Company's business and operating results. In general, home sales in the Texas market are expected to show moderate growth or remain relatively flat.

        The homebuilding industry is subject to the potential for significant variability and fluctuations in real estate values, as evidenced by the changes in real estate values in recent years in Arizona and Texas. Although the Company believes that its projects are currently reflected on its balance sheet at appropriate values, no assurance can be given that write-downs of some or all of the Company's projects will not occur if market conditions deteriorate, or that such write-downs will not be material in amount.

        Fluctuations in Operating Results. Monterey historically has experienced, and in the future, the Company expects to continue to experience, variability in home sales and net earnings on a quarterly basis. Factors expected to contribute to this variability include, among others, (i) the timing of home closings and land sales, (ii) the Company's ability to continue to acquire additional land or options to acquire additional land on acceptable terms, (iii) the condition of the real estate market and the general economy in Arizona and Texas, and in other areas into which the Company may expand its operations, (iv) the cyclical nature of the homebuilding industry and changes in prevailing interest rates and the availability of mortgage financing, (v) costs or shortages of materials and labor, and (vi) delays in construction schedules due to strikes, adverse weather conditions, acts of God, the availability of subcontractors or governmental restrictions. As a result of such variability, the Company's historical performance may not be a meaningful indicator of future results.

        Interest Rates and Mortgage Financing. The Company believes that certain of its move-up and luxury home customers have been somewhat less sensitive to interest rate fluctuation than many homebuyers. However, many purchasers of the Company's homes finance their acquisition through third-party lenders providing mortgage financing. In general, housing demand is adversely affected by increases  in  interest  rates and  housing  costs,  and the  unavailability  of mortgage financing. If mortgage interest rates increase and the ability of prospective buyers to finance home purchases is consequently adversely affected, the Company's home sales, gross margins and net income may be adversely impacted and such adverse impact may be material. In any event, the Company's homebuilding activities are dependent upon the availability and costs of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company. Any limitations or restrictions on the availability of such financing could adversely affect the Company's home sales. Furthermore, changes in federal income tax laws may affect demand for new homes. From time to time, proposals have been publicly discussed to limit mortgage interest deductions and to eliminate or limit tax-free rollover treatment provided under current law where the proceeds of the sale of a principal residence are reinvested in a new principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general, and on demand for the Company's products in particular. No prediction can be made whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

        Competition. The single-family residential housing industry is highly competitive and fragmented. Homebuilders compete for desirable properties, financing, raw materials, and skilled labor. The Company competes for residential home sales with other developers and individual resales of existing homes. Competitors include large homebuilding companies, some of which have greater financial resources than the Company, and smaller homebuilders, who may have lower costs than the Company. Competition is expected to continue and become more intense, and there may be new entrants in the markets in which the Company currently operates and in markets it may enter in the future.

        Lack of Geographic Diversification. The Company's operations are presently localized in the Phoenix and Tucson, Arizona and Dallas/Ft. Worth, Austin and Houston, Texas metropolitan areas. In addition, the Company currently operates in two primary market segments in Arizona: the semi-custom, luxury market and move-up buyer market; and in two primary market segments in Texas: the move-up buyer market and the entry-level home market. Failure to be more geographically or economically diversified by product line could have a material adverse impact on the Company if the homebuilding market in Arizona or Texas should decline, because there may not be a balancing opportunity in a healthier market in other geographic regions.

        Additional Financing; Limitations. The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities. At December 31, 1997, the Company's debt totaled approximately $22.9 million. The Company may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. In addition, lenders are increasingly requiring developers to invest significant amounts of equity in a project both in connection with origination of new loans as well as the extension of existing loans. If the Company is not successful in obtaining sufficient capital to fund its planned capital or other expenditures, new projects planned or begun may be delayed or abandoned. Any such delay or abandonment could result in a reduction in home sales and may adversely affect the Company's operating results. There can be no assurance that additional debt or equity financing will be available in the future or on terms acceptable to the Company.

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

        Government Regulations; Environmental Conditions. The Company is subject to local, state, and federal statutes and rules regulating certain developmental matters, as well as building and site design. In addition, the Company is subject to various fees and charges of governmental authorities designed to defray the cost of providing certain governmental services and improvements. The Company may be subject to additional costs and delays or may be precluded entirely from building projects because of "no growth" or "slow growth" initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, welfare, or environmental concerns. The Company must also obtain licenses, permits, and approvals from government agencies to engage in certain of its activities, the granting or receipt of which are beyond the Company's control.

        The Company and its competitors are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws or permit restrictions may result in project delays, may cause substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

        Recent Expansion and Future Expansion. The Company recently concluded a significant expansion into the Texas market and the Company may continue to consider growth in other areas of the country. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, the Company's financial capabilities, and general economic and business conditions. Acquisitions by the Company may result in the incurrence of additional debt and/or amortization of expenses related to goodwill and intangible assets that could adversely affect the Company's profitability. Acquisitions could also result in potentially dilutive issuances of the Company's equity securities. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has had no or only limited direct experience and the potential loss of key employees of the acquired company. There can be no assurance that the Company will be able to expand into new markets on a profitable basis or that it can successfully manage its expansion into Texas or any additional markets.

        Dependence on Key Personnel. The Company's success is largely dependent on the continuing services of certain key persons, including William W. Cleverly, Steven J. Hilton and John R. Landon, and the ability of the Company to attract new personnel required to continue the development of the Company. The Company has entered into employment agreements with each of Messrs. Cleverly, Hilton and Landon. A loss by the Company of the services of Messrs. Cleverly, Hilton or Landon, or certain other key personnel, could have a material adverse affect on the Company.

        Dependence on Subcontractors. The Company conducts its business only as a general contractor in connection with the design, development and construction of its communities. Virtually all architectural and construction work is performed by subcontractors of the Company. As a consequence, the Company is dependent upon the continued availability and satisfactory performance by unaffiliated third-party subcontractors in designing and building its homes. There is no assurance that there will be sufficient availability and satisfactory performance by unaffiliated third-party subcontractors in designing and building its homes, and such a lack could have a material adverse affect on the Company.

        NOL Carryforward. The ability of the Company to use the NOL Carryforward to offset future taxable income would be substantially limited under Section 382 of the Code if an "ownership change", within the meaning of Section 382 of the Code, has occurred or occurs with respect to the Company before expiration of the NOL Carryforward. The Company belives that (i) there was not an "ownership change" of the Company prior to the effective date of the Merger, (ii) the Merger did not cause an "ownership change", and (iii) the Legacy Combination did not cause an "ownership change".

        Pursuant to Section 384 of the Code, the Company may not be permitted to use the NOL Carryforward to offset taxable income resulting from sales of assets owned by the Monterey Entities at the time of the Merger (or to offset taxable income resulting from sales of certain assets acquired in the Legacy Combination) to the extent that the fair market value of such assets at the time of the Merger (or at the time of the Lagacy Combination) exceeded their tax basis as of the relevant date.

        There is no assurance that the Company will have sufficiant earnings in the future to fully utilize the NOL Carryforward.

        Item 8.  Financial Statements and Supplementary Data

        Financial Statements of the Company as of December 31, 1997 and 1996, and for the years then ended, together with related notes and the Report of KPMG Peat Marwick LLP, independent auditors, and financial statements of the Company for the year ended December 31, 1995, together with related notes and the Report of Ernst & Young LLP, independent auditors, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 14 hereof.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Monterey Homes Corporation


        We have audited the accompanying consolidated balance sheets of Monterey Homes Corporation and subsidiaries (previously known as Homeplex Mortgage Investments Corporation and subsidiaries) as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows the for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above, present fairly in all material respects, the financial position of Monterey Homes Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP


Phoenix, Arizona
February 11, 1998

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Monterey Homes Corporation


        We have audited the consolidated balance sheet of Monterey Homes Corporation and subsidiaries (previously known as Homeplex Mortgage Investments Corporation and subsidiaries) as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monterey Homes Corporation and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP


Phoenix, Arizona
February 13, 1996

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                              1997                  1996
                                                                              ----                  ----
Assets
        Cash and cash equivalents                                      $      8,245,392      $     15,567,918
        Short-term investments                                                       --             4,696,495
        Real estate under development                                        65,294,654            35,991,142
        Option deposits                                                       3,070,420               546,000
        Real estate loans and other receivables                                 985,708             2,623,502
        Residual interests                                                    1,421,754             3,909,090
        Deferred tax asset                                                   10,404,000             6,783,000
        Goodwill                                                              5,970,773             1,763,488
        Property and equipment, net                                             706,702               266,101
        Other assets                                                            534,101               673,994
                                                                       ----------------      ----------------
                               Total Assets                            $     96,633,504      $     72,820,730
                                                                       ================      ================

Liabilities
        Accounts payable and accrued liabilities                       $     21,171,301      $     10,569,872
        Home sale deposits                                                    6,204,773             4,763,518
        Notes payable                                                        22,892,250            30,542,276
                                                                       ----------------      ----------------

                               Total Liabilities                             50,268,324            45,875,666
                                                                       ----------------      ----------------

Stockholders' Equity
        Common stock, par value $.01 per share;  50,000,000
        shares authorized; issued and outstanding  - 5,255,440
        shares at December 31, 1997, and 4,580,611 shares at
        December 31, 1996                                                        52,554                45,806
        Additional paid-in capital                                           97,819,584            92,643,658
        Accumulated deficit                                                 (51,096,675)          (65,334,117)
        Treasury stock - 53,046 shares                                         (410,283)             (410,283)
                                                                       -----------------     ----------------

                               Total Stockholders' Equity                    46,365,180            26,945,064
                                                                       ----------------      ----------------



        Total Liabilities and Stockholders' Equity                     $     96,633,504      $     72,820,730
                                                                       ================      ================

           See accompanying notes to consolidated financial statements

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                       CONSOLDIATED STATEMENTS OF EARNINGS

                                                                       Years Ended December 31,
                                                            1997                    1996                1995
                                                            ----                    ----                ----
Home sales revenue                                       $    149,384,548
Land sales revenue                                                245,000
Cost of home sales                                           (124,368,782)
Cost of land sales                                               (225,000)
                                                         ----------------
        Gross profit                                           25,035,766

Residual interest and real estate loan interest income          5,088,693       $    1,610,386      $     2,901,353
Mortgage company income, net                                      207,784                   --                   --
Selling, general and administrative expense                   (15,106,199)          (1,683,407)          (1,599,157)
Interest expense                                                 (165,173)            (237,945)            (868,414)
Other income, net                                                 138,487              633,449              663,343
                                                         ----------------       --------------      ---------------

Earnings before income taxes and extraordinary loss            15,199,358              322,483            1,097,125
Income taxes                                                     (961,916)             (26,562)                  --
                                                         -----------------      ---------------     ---------------
Earnings before extraordinary loss                             14,237,442              295,921            1,097,125
Extraordinary loss from early extinguishment of debt                   --             (148,433)                  --
                                                         ----------------       ---------------     ---------------

Net earnings                                             $     14,237,442       $      147,488      $     1,097,125
                                                         ================       ==============      ===============

Basic earnings per share                                 $           2.93       $          .05      $           .34
                                                         ================       ==============      ===============

Diluted earnings per share                               $           2.68       $          .04      $           .34
                                                         ================       ==============      ===============

           See accompanying notes to consolidated financial statements

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Years Ended December 31, 1997, 1996 and 1995
                                                                       Additional
                                            Number of     Common        Paid-In        Accumulated       Treasury
                                              Shares      Stock         Capital          Deficit          Stock          Total
                                              ------      -----         -------          -------          -----          -----
Balance at December 31, 1994               3,291,885   $     32,919   $ 84,112,289    $(66,092,904)    $   (410,283)  $ 17,642,021
Net earnings                                     ---            ---            ---       1,097,125              ---      1,097,125
Cash dividends        ................           ---            ---            ---        (291,496)             ---       (291,496)
                                        ------------   ------------   ------------    ------------     ------------   ------------

Balance at December 31, 1995               3,291,885         32,919     84,112,289     (65,287,275)        (410,283)    18,447,650
Net earnings     .....................           ---            ---            ---         147,488              ---        147,488
Cash dividends        ................           ---            ---            ---        (194,330)             ---       (194,330)
Shares issued in connection with
   Merger      .......................     1,288,726         12,887      8,531,369             ---              ---      8,544,256
                                        ------------   ------------   ------------    ------------     ------------   ------------

Balance at December 31, 1996               4,580,611         45,806     92,643,658     (65,334,117)        (410,283)    26,945,064
Net earnings                                      --             --             --      14,237,442               --     14,237,442
Exercise of employee stock options....          8,162             81       118,510              --               --        118,591
Shares issued in connection with the
    Legacy Combination    ............       666,667          6,667      3,393,335              --               --      3,400,002
Stock option and contingent stock
   compensation expense...............            --             --      1,664,081              --               --      1,664,081
                                        ------------   ------------   ------------    ------------     ------------   ------------
Balance at December 31, 1997               5,255,440   $     52,554     97,819,584    $(51,096,675)    $   (410,283)  $ 46,365,180
                                        ============   ============   ============    =============    =============  ============

           See accompanying notes to consolidated financial statements

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                     1997             1996           1995
                                                                     ----             ----           ----
Cash flows from operating activities:
        Net earnings .........................................   $ 14,237,442    $    147,488    $  1,097,125
        Adjustments to reconcile net earnings to net
          cash provided by operating activities:
        Extraordinary loss from early extinguishment of
           debt ..............................................           --           148,433            --
        Depreciation and amortization ........................        376,916          38,300         122,970
        Stock option compensation expense ....................      1,664,081            --              --
        Gain on sales of residual interest ...................     (3,067,829)           --              --
        Increase in real estate under development ............    (10,575,738)           --              --
        Increase in option deposits ..........................     (1,712,139)           --              --
        Decrease in other receivables and other assets .......      2,237,295         153,350         370,454
        Amortization of residual interests ...................         55,165       1,548,076       2,196,394
        Increase (decrease) in accounts payable and
           accrued liabilities and home sale deposits ........      3,461,023         317,094        (272,828)
                                                                 ------------    ------------    ------------
           Net cash provided by operating activities .........      6,676,216       2,352,741       3,514,115
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
        Purchases of property and equipment ..................       (174,257)           --              --
        Cash acquired in Combination/Merger ..................      1,306,998       6,495,255            --
        Cash paid for acquisition, net of cash acquired ......     (1,952,857)       (779,097)           --
        Principal payments received on real estate loans .....      2,124,544       3,710,000       9,114,000
        Real estate loans funded .............................       (428,272)     (1,358,457)     (3,902,000)
        (Increase) decrease in short term investments ........      4,696,495       4,272,605      (8,969,100)
        Proceeds from sales of residual interest .............      5,500,000            --              --
        Decrease in funds held by Trustee ....................           --         5,637,948       1,082,549
                                                                 ------------    ------------    ------------
           Net cash provided by (used in) investing activities     11,072,651      17,978,254      (2,674,551)
                                                                 ------------    ------------    ------------

Cash flows from financing activities:
        Borrowings ...........................................     67,900,899            --              --
        Repayment of borrowings ..............................    (92,896,553)     (7,818,824)     (3,964,000)
        Stock options exercised ..............................        118,591            --              --
        Dividends paid .......................................       (194,330)       (291,496)       (194,330)
                                                                 ------------    ------------    ------------
           Net cash used in financing activities .............    (25,071,393)     (8,110,320)     (4,158,330)
                                                                 ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .........     (7,322,526)     12,220,675      (3,318,766)
Cash and cash equivalents at beginning of year ...............     15,567,918       3,347,243       6,666,009
                                                                 ------------    ------------    ------------
Cash and cash equivalents at end of year .....................   $  8,245,392    $ 15,567,918    $  3,347,243
                                                                 ============    ============    ============


Supplemental information:
        Cash paid for interest ...............................   $  3,801,764    $    286,276    $    804,113
        Cash paid for income taxes ...........................   $     49,871    $       --      $       --

           See accompanying notes to consolidated financial statements

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

        Business. Monterey Homes Corporation (the "Company") is engaged in the development, construction, marketing and sale of new high quality, single family homes in the semi-custom luxury, move-up and entry level markets.

        The Company was originally formed as a real estate investment trust ("REIT"), investing in mortgage-related assets, and selected real estate loans. On December 31, 1996, the Company acquired by merger (the "Merger") the homebuilding operations of various entities operating under the Monterey Homes name (the "Monterey Entities"), and is phasing out the Company's mortgage-related operations. The Monterey Entities have been building homes in Arizona for over 12 years, specializing in semi-custom, luxury homes and move-up homes. In connection with the merger, the management of the Monterey Entities assumed effective control of the Company.

        As part of a strategy to diversify its operations, on July 1, 1997, the Company combined with (the "Legacy Combination") the homebuilding operations of several entities operating under the name Legacy Homes ("Legacy"). Legacy has been operating in the Texas market since 1988, and designs, builds and sells entry-level and move-up homes. In connection with the transaction, John R. Landon, the founder and President of Legacy, joined senior management and became a Co-CEO and the Chief Operating Officer of the Company and joined the Board of Directors as a significant stockholder (See Note 9).

        Basis of Presentation. The consolidated financial statements include the accounts of Monterey Homes Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Results include the operations of Legacy from July 1, 1997.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. Short-term investments with an initial maturity of three months or less are considered to be cash equivalents.

Real Estate Under Development. Real estate under development is valued in accordance with Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, amounts are carried at cost unless expected future net cash flows (undiscounted and without interest) are less than cost and then amounts are carried at estimated fair value less cost to sell. Costs capitalized include direct construction costs for homes, development period interest and certain common costs which benefit the entire community. Common costs are allocated on a community by community basis to residential lots based on the number of lots to be built in the community, which approximates the relative sales value method.

        Deposits paid related to options and contracts to purchase land are capitalized and included in option deposits until the related land is purchased. Upon purchase of the land, the related option deposits are transferred to real estate under development.

        Cost of sales include land acquisition and development costs, direct construction costs of the home, development period interest and closing costs, and an allocation of common costs.

Income Recognition. Income from home sales is recognized when the homes are delivered and title passes to the buyer.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

Residual Interests. Interests relating to mortgage participation certificates and residual interest certificates are accounted for as described in Note 3.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from three to five years. Accumulated depreciation was approximately $375,700 and $156,600 at December 31, 1997 and 1996, respectively. Maintenance and repair costs are expensed as incurred.

Goodwill. The excess of purchase price over fair value of net assets acquired (goodwill) is amortized on a straight-line basis over a 20 year period. Accumulated amortization was approximately $162,500 at December 31, 1997. There was no amortization of goodwill prior to the Merger at December 31, 1996. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on
projected   discounted  future  operating  cash  flows  using  a  discount  rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of earnings as an adjustment to the effective income tax rate in the period that includes the enactment date.

Earnings Per Share. The Company adopted SFAS No. 128, "Earnings Per Share" in 1997 and restated all prior periods in accordance with its provisions. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

Fair Value of Financial Instruments. The carrying amounts of receivables, cash and cash equivalents, option deposits, accounts payable and accrued liabilities and home sale deposits approximate fair value due to the short term maturity of these assets and liabilities. The short-term investments in 1996 are recorded at fair value. The fair value of the Company's residual interests is discussed in
Note 3. The carrying amount of the Company's notes payable approximates fair value because the notes are at interest rates comparable to market rates based on the nature of the loans, their terms and remaining maturity. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are subjective and not necessarily indicative of the amounts the Company would pay or receive in actual market transactions.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

        Disclosure of the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments."

Stock Option Plans. Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the measurement provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Year 2000. In January 1997, the Company developed a plan to address the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. The Company is expensing all costs associated with these system changes as the costs are incurred.

Reclassifications.  Certain prior period amounts have been  reclassified  in the
consolidated   financial   statements   to  conform  with  the  current   period
presentation.


NOTE 3 - RESIDUAL INTERESTS

        The Company owns residual interests in collateralized mortgage obligations (CMOs) and in mortgage participation certificates (MPCs) (collectively residual interests). The residual interests are accounted for using the prospective net level yield method, in which the interest is recorded at cost and amortized over the life of the related CMO or MPC issuance.

        Based on prevailing market interest rates and discussions with brokers and investors who trade residual interests, Management believes that the estimated fair value of the Company's residual interests, in the aggregate, was approximately $6,600,000 at December 31, 1997, and $7,000,000 at December 31, 1996.


NOTE 4 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

The components of real estate under development at December 31 are as follows (in thousands):

                                                    1997       1996
                                                    ----       ----
Homes under contract, in production              $  30,523   $ 13,782
Finished lots and lots under development            28,471     18,364
Model homes and homes held for resale                6,301      3,845
                                                 ---------   --------
                                                 $  65,295   $ 35,991
                                                 =========   ========

        The Company capitalizes certain interest costs incurred on homes in production and lots under development. Such capitalized interest is allocated to inventory and included in cost of home sales when the units are delivered. The following tables summarize interest capitalized and interest expensed (dollars in thousands):

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

                                                   Year Ended December 31,
                                                       1997       1996
                                                       ----       ----
Beginning unamortized capitalized interest....     $       -    $     N/A
Interest capitalized..........................         3,679          N/A
Amortized cost of home sales..................         1,789          N/A
                                                   ---------    ---------
Ending unamortized capitalized interest.......     $   1,890    $     N/A
                                                   =========    =========

Interest incurred.............................     $   3,844    $     238
Interest capitalized..........................         3,679          N/A
                                                   ---------    ---------
Interest expense..............................     $     165    $     238
                                                   =========    =========


        Had capitalized interest maintained its character in purchase accounting after the Merger and Legacy Combination, interest amortized by the Company (See
Note 9) through cost of home sales would have been approximately $4.2 million in 1997.

NOTE 5 - NOTES PAYABLE

        Notes payable consist of the following at December 31:

                                                                               1997           1996
                                                                               ----           ----
$30 million bank construction line of credit, interest
    payable monthly approximating prime (8.5% at December
    31, 1997), plus .25% payable at the earlier of close of
    escrow, maturity date of individual homes within the line
    or June 19, 2000, secured by first deeds of trust on land.........     $  4,663,973   $  7,299,159

$40 million bank construction line of credit, interest payable monthly approximating prime, payable at the earlier of close of escrow, maturity date of individual homes within the line or
    August 1, 1998, secured by first deeds of trust on land...........        9,769,567             --

$20 million bank acquisition and development credit facility, interest payable monthly approximating prime plus 5%,
    payable at the earlier of funding of construction financing, the maturity date of individual projects within the line or
    June 19, 2000, secured by first deeds of trust on land............        2,393,935      9,628,993

Short-term bank credit facility, paid in full, June 1997..............               --      5,552,500

Senior subordinated unsecured notes payable, maturing October
    15, 2001, annual interest of 13%, payable semi-annually,
    principal payable at maturity date with a put to the
   Company at June 30, 1998, at 101% of face value....................        6,000,000      8,000,000

Other   ..............................................................           64,775         61,624
                                                                           ------------   ------------

        Total     ....................................................     $ 22,892,250   $ 30,542,276
                                                                           ============   ============

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

Scheduled maturities of the notes payable as of December 31, 1997 are as follows:

                                                       Year ending
                                                       December 31,
                                                       ------------
                               1998............      $    16,892,250
                               1999............                  ---
                               2000............                  ---
                               2001............            6,000,000
                               Thereafter......                  ---
                                                     ---------------
                                                     $    22,892,250
                                                     ===============

        In August, 1997, $2,000,000 of the senior subordinated bonds were repurchased by the Company. Approximately $3,000,000 of the bonds were held by the Co-Chief Executive Officers of the Company at December 31, 1997.

NOTE 6 - EARNINGS PER SHARE

        A summary of the reconciliation from basic earnings per share to diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 follows (in thousands, except for per share amounts):

                                                           1997      1996       1995
                                                           ----      ----       ----
Net earnings                                            $  14,237  $    147  $   1,097
Basic EPS - Weighted average shares outstanding             4,864     3,242      3,246
                                                        ---------  --------  ---------

Basic earnings per share                                $    2.93  $    .05  $     .34
                                                        =========  ========  =========

Basic EPS - Weighted average shares outstanding             4,864     3,242      3,246

Effect of dilutive securities
    Contingent shares and warrants                            114        --         --
    Stock options                                             330        93         --
                                                        ---------  --------  ---------

Dilutive EPS - Weighted average shares outstanding          5,308     3,335      3,246
                                                        ---------  --------  ---------

Diluted earnings per share                              $    2.68  $    .04  $     .34
                                                        =========  ========  =========

Antidilutive stock options not included in diluted EPS          4         4         92
                                                        =========  ========  =========

        Basic and diluted earnings per share for the extraordinary loss in 1996 were $.05 and $.04, respectively.


NOTE 7 - STOCK OPTIONS AND CONTINGENT STOCK

        At December 31, 1997, the Company had two stock based compensation plans which are described below. The per share weighted average fair values of stock options granted during 1997 and 1996 were $4.58 and $1.63, respectively, on the dates of grant using the Black Scholes pricing model with the following weighted average assumptions for 1997 and 1996, respectively; expected dividend yield 1.2% and 1.4%, risk-free interest rate of 6.0% and 5.85%, expected volatility of 43% and 36% and an expected life

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
of five years. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation cost has been recognized for its stock based compensation plan (which is a fixed stock option plan). Had compensation cost for the Company's stock based compensation plan been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1997          1996
                                                           ----          ----
      Net earnings (loss) ..............  As reported  $ 14,237,442  $  147,488
                                          Pro forma      13,892,442    (151,345)
      Diluted earnings (loss) per share.  As reported  $       2.68        $.04
                                          Pro forma    $       2.62       ($.05)


        The Company's Stock Option Plans are administered by the Compensation Committee of the Board of Directors. The plans provide for qualified stock options which may be granted to the Company's key personnel, and non-qualified stock options which may be granted the Company's Directors and key personnel. The purpose of the plans are to provide a means of performance-based compensation in order to attract and retain qualified personnel whose job performance affects the Company.

The Homeplex Plan

        The 1998 Homeplex Mortgage Investments Corporation Stock Option Plan (the "Homeplex Plan") was in effect at the time of the Merger. No new grants will be issued under this plan, and the options will expire on December 31, 1998.

        Option holders received, at no additional cost, DER's which entitled them to receive, upon exercise of the options, additional shares calculated based on the dividends declared during the period from the grant date to the exercise date. At December 31, 1997 and 1996, accounts payable and accrued liabilities in the accompanying balance sheets include approximately $778,600 and $850,000, respectively, related to the Company's granting of DER's. This liability will remain in the consolidated balance sheets until the options to which the DER's relate are exercised, canceled or expire.

        Under the Homeplex Plan, an exercising optionholder also has the rights to require the Company to purchase some or all of the optionholder's shares of the Company's common stock. That redemption right is exercisable by the optionholder only with respect to shares (including the related dividend equivalent rights) that the optionholder has acquired by exercise of an option under the Plan. Furthermore, the optionholder can only exercise redemption rights within six months from the last to expire of (i) the two year period commencing with the grant date of an option, (ii) the one year period commencing with the exercise date of an option, or (iii) any restriction period on the optionholder's transfer of shares of common stock acquired through exercise of options. The price for any shares repurchased as a result of an optionholder's exercise of his redemption rights is the lesser of the book value of those shares at the time of redemption or the fair market value of the shares on the original date the options were exercised.

The Monterey Plan

        At the 1997 Annual Meeting of Stockholders held on September 25, 1997, a new stock option plan was approved by stockholders. The plan authorizes grants of incentive stock options and non-qualified stock options to executives, directors and consultants of the Company. A total of 225,000 shares of the Company's common stock were reserved for issuance upon exercise of stock options granted under the new plan, of which 150,000 were granted in 1997. The options expire ten years after the date of grant.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

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

        In connection with the Merger and Legacy Combination, Mssrs. Cleverly, Hilton and Landon each received 166,667 non-qualified stock options which vest equally over three years. The exercise price of the options is $5.25 per share which was negotiated at the time of the Merger. Mr. Cleverly's and Mr. Hilton's options will expire in December, 2002 and Mr.
Landon's will expire in June, 2001.

        The following  summarizes  stock option  activity under the Stock Option
Plans:

                                                 1997              1996              1995
                                                 ----              ----              ----
Options outstanding at beginning of year            732,975            398,392          132,240
Employment options granted                               --                 --          250,000
Options granted                                     150,000              1,249           27,576
Merger/Legacy Combination options
   granted                                          166,667            333,334               --
Options exercised                                    (8,162)                --               --
Options canceled                                         --                 --          (11,424)
                                            ---------------    ---------------    -------------
Options outstanding at of year                    1,041,480            732,975          398,392
                                            ===============    ===============    =============

Options exercisable at end of year                  515,090            399,941          120,634

Price range of options exercised              $4.37 - $6.38

Price range of options outstanding           $3.62 - $13.32     $3.62 - $13.32   $3.62 - $13.32

Total shares reserved                             1,383,146            666,307          398,392

On December 31, 1996, in connection with the Merger, 266,666 shares of contingent stock were reserved to be issued equally to Mr. Cleverly and Mr. Hilton on the first, second and third anniversaries of the Merger, provided that stock trading prices meet certain thresholds and that the Officer is an employee of the Company at the time of issuance. Of these shares, 43,947 shares were reserved to be issued to warrantholders upon exercise of the warrants. Upon expiration, if the warrants are unexercised, the reserved shares will be issued equally to Mr. Cleverly and Mr. Hilton. As of December 31, 1997, all price thresholds had been exceeded, and Mr. Cleverly and Mr. Hilton were each due a total of 44,444 shares of common stock, which were issued to them subsequent to year end.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for noncancellable operating leases as of December 31, 1997 are as follows:

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

                                                       Year Ending
                                                       December 31,
                                                       ------------
                               1998.............        $  825,487
                               1999.............           425,869
                               2000.............           216,000
                               Thereafter.......                 0
                                                        ----------
                                                        $1,467,356
                                                        ==========

        Rental expense was $1,185,372 and $21,780 for the years ended December 31, 1997 and 1996, respectively.

        The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements taken as a whole.


NOTE 9 - HOMEPLEX / MONTEREY MERGER AND LEGACY HOMES COMBINATION

        On December 23, 1996, the stockholders of Homeplex Mortgage Investments Corporation, now known as Monterey Homes Corporation (the "Company"), approved the Merger (the "Merger") of Monterey Homes Construction II, Inc. and Monterey Homes Arizona II, Inc., both Arizona corporations (collectively, the "Monterey Entities"), with and into the Company. The Merger was effective on December 31, 1996, and the Company's focus is now on homebuilding as its primary business. Ongoing operations of the Company are managed by the two previous stockholders of the Monterey Entities, who at the time of the Merger became Co-Chief Executive Officers, with one serving as Chairman and the other as President. At consummation of the Merger, 1,288,726 new shares of common stock, $.01 par value per share, were issued equally to the Chairman and President.

        The total consideration paid by the Company for the net assets of the Monterey Entities was $9,323,353. This amount included 1,288,726 shares of the Company's common stock valued at $8,544,256 and $779,097 of transaction costs. The purchase method of accounting was used by the Company, and the purchase price was allocated among the Monterey net assets based on their estimated fair market value at the date of acquisition, resulting in goodwill of $1,763,488, which will be amortized over 20 years.

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

        Consideration for the Legacy Combination consisted of approximately $1.5 million in cash, 666,667 shares of the Company's common stock valued at $3.4 million and $370,000 in transaction costs. The purchase method of accounting was used by the Company, and the purchase price was allocated among the Company's net assets based on their estimated fair market value at the date of the transaction, resulting in goodwill of approximately $1.5 million, which is to be amortized over 20 years. In addition, deferred contingent payments not to exceed $15 million will be made by the Company through the year 2001. The 1997 contingent payment was approximately $2.8 million which was recorded as goodwill and will be amortized over 20 years.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

        Also in connection with the Legacy transaction, John Landon entered into a four-year employment agreement with the Company and was appointed Chief Operating Officer and Co-Chief Executive Officer of the Company and President and Chief Executive Officer of the Company's Texas division. Mr. Landon was also granted an option to purchase 166,667 shares of the Company's common stock and was elected to the Company's Board of Directors.

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the Merger and the Legacy Combination had occurred at January 1, 1996, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated (in thousands except per share data).

                                                 Years Ended December 31,
                                                      (Unaudited)
                                                   1997            1996
                                                   ----            ----
          Home and land revenue.............   $ 189,358       $   172,868
          Net earnings......................   $  17,764       $    12,525
          Diluted net earnings per share ...   $    3.15       $      2.34


NOTE 10 - INCOME TAXES

        The components of income tax expense are:

                                                  1997             1996
                                                  ----             ----
                         Current:
                                 Federal       $     221,468     $     18,700
                                 State               740,448            7,862
                                               -------------     ------------
                                               $     961,916     $     26,562
                                               =============     ============

        Deferred income tax expense was -0- in 1997, 1996 and 1995 and current income tax expense was -0- in 1995 due to the Company's status as a REIT in 1995.

        Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to temporary differences and carryforwards as follows:

                                                   12/31/97            1997            12/31/96
                                                   --------            ----            --------
Net operating loss carryforward..............  $     16,270,000   $   (4,930,000) $      21,200,000
Residual interest basis differences..........           970,000       (1,130,000)         2,100,000
Real estate basis differences................           590,000          190,000            400,000
Debt issuance costs..........................           310,000           44,000            266,000
Deductible merger/acquisition costs..........           260,000          260,000                 --
AMT credit...................................           220,000          220,000                 --
Other                                                    80,000           (5,000)            85,000
                                               ----------------   --------------- -----------------
                                                     18,700,000       (5,351,000)        24,051,000
Valuation allowance..........................        (8,266,000)       8,972,000        (17,238,000)
                                               -----------------  --------------  ------------------
                                                     10,434,000        3,621,000          6,813,000
Deferred tax liabilities.....................           (30,000)              --            (30,000)
                                               -----------------  --------------  ------------------
        Net deferred tax asset...............  $     10,404,000   $    3,621,000  $       6,783,000
                                               ================   ==============  =================

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

        Management of the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

Reconciliation of Effective Income Tax Expense:

        Income taxes differ for the years ended December 31, 1997 and 1996 from the amounts computed using the federal statutory income tax rate as a result of the following:

                                                                       1997           1996
                                                                       ----           ----
   Expected taxes at current federal statutory income tax rate  $    5,320,000    $    60,000
   State income taxes                                                  740,448          7,862
   Utilization of NOL                                               (5,320,000)       (60,000)
   Alternative minimum tax                                             221,468         18,700
                                                                --------------    -----------
                                  Income tax expense            $      961,916    $    26,562
                                                                ==============    ===========

Carryforwards.

        At December 31, 1997, the Company had federal and state net operating loss carryforwards of $43 million and $27 million, respectively. The federal and state carryforwards expire beginning in 2007 and 1998, respectively.


NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Unaudited quarterly consolidated financial information for the years ended December 31, 1997 and 1996 is summarized as follows (in thousands except per share amounts):

                                                                  Net Earnings      Net Earnings
                                                    Revenue          (Loss)       (Loss) Per Share
                                                    -------          ------       ----------------
                1997 - Three months ended:
                March 31                          $   12,573    $        288       $      .06
                June 30                               24,544           1,958              .42
                September 30                          42,685           5,079              .87
                December 31                           69,828           6,912             1.17

                1996 - Three months ended:
                March 31                          $      635    $         84       $      .03
                June 30 (1)                              636             148              .04
                September 30                             530             314              .09
                December 31                              443            (399)            (.12)

------------

(1) Net earnings in the second quarter of 1996 includes an extraordinary charge of $148,000, or $.05 per share, to record the result of early extinguishment of debt.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

NOTE 12 - SUBSEQUENT EVENTS

         Sale of Residual Interests

         On February 2, 1998, the Company sold five of the six remaining residual interests in mortgage securities for approximately $4.6 million, resulting in pre-tax earnings of approximately $3.2 million. The Company has also entered into an agreement to sell the final residual interest in the second quarter of 1998 for $2.0 million, which will result in pre-tax earnings of approximately $2.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On January 14, 1997, the Company's Board of Directors elected to dismiss its independent accountants, Ernst & Young LLP, and to replace them with KPMG Peat Marwick LLP. KPMG Peat Marwick LLP served as the independent accountants for the Monterey Entities prior to the Merger.

        Ernst & Young LLP rendered an unqualified report with respect to the financial statements of the Company for the year ended December 31, 1995. In addition, during the year ended December 31, 1995, there were no disagreements between the Company and Ernst & Young LLP with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

        Information regarding continuing directors and nominees of the Company is set forth under the captions "Election of Directors," "Information Concerning Directors, Nominees and Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Notice and Proxy Statement relating to its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's 1998 Proxy Statement is not being filed as a part hereof.

Item 11. Executive Compensation

        Information regarding executive compensation is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation" and "Employment Agreements" in the 1998 Proxy Statement and is incorporated herein by reference into this Form 10-K report; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" contained in the 1998 Proxy Statement are not incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information respecting security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Principal Stockholders and Management" in the 1998 Proxy Statement and is incorporated herein by reference.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

Item 13. Certain Relationships and Related Transactions

        Information respecting certain relationships and transactions of management is set forth under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                                         Page or
                                                                                                     Method of Filing
(a)     Financial Statements and Schedules
        (i)       Financial Statements
                  (1)     Report of KPMG Peat Marwick LLP                                                Page 25
                  (2)     Consolidated Financial Statements and Notes to Consolidated                    Page 27
                          Financial Statements of the Company, including Consolidated
                          Balance Sheets as of December 31, 1997 and 1996 and related
                          Consolidated Statements of Earnings, Stockholder's Equity
                          and Cash Flows for each of the years in the three-year
                          period ended December 31, 1997
        (ii)      Financial Statement Schedules
                  Schedules  have  been  omitted   because  of  the  absence  of
                    conditions  under  which they are  required  or because  the
                    required   material   information   is   included   in   the
                    Consolidated   Financial   Statements   or   Notes   to  the
                    Consolidated Financial Statements included herein.

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the fourth quarter of 1997.

(c)      Exhibits

  Exhibit                                 Description                   Page or Method of Filing
  Number

2           Agreement and Plan of Reorganization, dated           Incorporated by reference to Exhibit 2 of the
            as of September 13, 1996, by an among                 Form S-4 Registration Statement No. 333-
            Homeplex, the Monterey Merging Companies              15937 ("S-4 #333-15937").
            and the Monterey Stockholders

2.1         Agreement of Purchase and Sale of Assets,             Incorporated by reference to Exhibit 2 of the
            dated as of May 29, 1997, by and among                Form 8-K/A dated June 18, 1997.
            Monterey, Legacy Homes, Ltd., Legacy
            Enterprises, Inc., and John and Eleanor
            Landon

3.1         Restated Articles of Incorporation of the             Incorporated by reference to Exhibit 3.1 of the
            Company                                               Post-Effective Amendment No. 1 to the Form
                                                                  S-1 Statement No. 333-29737 ("S-1 #333-
                                                                  29737 Amendment No. 1).

3.2         Articles of Merger                                    Incorporated by reference to Exhibit 3.2 to the
                                                                  Form 10-K for the year ended December 31,
                                                                  1996.

3.3         Amended and Restated Bylaws of the Company            Incorporated by reference to Exhibit 3.3 of S-1
                                                                  #333-29737 Amendment No. 1.

4.1         Specimen of Common Stock Certificate                  Incorporated by reference to Exhibit 4 to the
                                                                  Form 10-K for the year ended December 31,
                                                                  1996.

4.2         Warrant Agreement dated as of October 17,             Previously filed.
            1994 among Monterey and the Warrant Agent

4.3         Assumption Agreement dated as of December             Previously filed.
            31, 1996 modifying the Warrant Agreement in
            certain respects, and relating to the assumption
            of the Warrant Agreement by the Company
            and certain other matters

4.4         Specimen Warrant Certificate                          Previously filed.

10.1        Subcontract Agreement between Homeplex and            Incorporated by reference to Exhibit 10(b) of
            American Southwest Financial Services, Inc.           S-11 #33-22092.

10.2        Form of Master Servicing Agreement                    Incorporated by reference to Exhibit 10(c) of
                                                                  S-11 #33-22092.

10.3        Form of Servicing Agreement                           Incorporated by reference to Exhibit 10(d) of
                                                                  S-11 #33-22092.

10.4        Indenture dated October 17, 1994, as                  Incorporated by reference to Exhibit 10(j) of
            amended, relating to 13% Senior Subordinated          the S-4 #333-15937
            Notes Due 2001

10.5        Master Revolving Line of Credit by and                Incorporated by reference to Exhibit 10.5
            between Norwest Bank Arizona, N.A. and the            to the Form 10-K for the year ended December
            Company                                               31, 1996.

10.6        Revolving Model Home Lease Back                       Incorporated by reference to Exhibit 10.6 to
            Agreement between AMHM-1, L.P. and the                the Form 10-K for the year ended December
            Company                                               31, 1996.

10.7        Stock Option Plan*                                    Incorporated by reference to Exhibit 10(d) of
                                                                  Form 10-K for the fiscal year ended December
                                                                  31, 1995 ("1995 Form 10-K").

10.8        Amendment to Stock Option Plan *                      Incorporated by reference to Exhibit 10(e) of
                                                                  the 1995 Form 10-K.

10.9        Amendment to Stock Option Plan dated as of            Previously Filed.
            December 31, 1996*

10.10       Monterey Homes Corporation Stock Option               Incorporated by reference to Exhibit 10.9 to
            Plan                                                  the Form 10-K for the year ended December
                                                                  31, 1996.

10.11       Monterey Homes Corporation 1997 Stock                 Previously filed.
            Option Plan*

--------------------------------------------------------------------------------
*Indicates a management contract or compensation plan.

10.12       Employment Agreement between the Company              Incorporated by reference to Exhibit 10.10 to
            and William W. Cleverly*                              the Form 10-K for the year ended December
                                                                  31, 1996.

10.13       Employment Agreement between the Company              Incorporated by reference to Exhibit 10.11 to
            and Steven J. Hilton*                                 the Form 10-K for the year ended December
                                                                  31, 1996.

10.14       Employment Agreement between the Company              Incorporated by reference to Exhibit C of the
            and John R. Landon*                                   Form 8-K filed on June 18, 1997.

10.15       Stock Option Agreement between the Company            Incorporated by reference to Exhibit 10.12 of
            and William W. Cleverly*                              the Form 10-K for the year ended December
                                                                  31, 1996.

10.16       Stock Option Agreement between the Company            Incorporated by reference to Exhibit 10.13 to
            and Steven J. Hilton*                                 the Form 10-K for the year ended December
                                                                  31, 1996.

10.17       Stock Option Agreement between the Company            Incorporated by reference to Exhibit C of the
            and John R. Landon*                                   Form 8-K filed on June 18, 1997.

10.18       Registration Rights Agreement between the             Incorporated by reference to Exhibit 10.14 to
            Company and William W. Cleverly*                      the Form 10-K for the year ended December
                                                                  31, 1996.

10.19       Registration Rights Agreement between the             Incorporated by reference to Exhibit 10.15 to
            Company and Steven J. Hilton*                         the Form 10-K for the year ended December
                                                                  31, 1996.

10.20       Registration Rights Agreement between the             Incorporated by reference to Exhibit C of the
            Company and John R. Landon*                           Form 8-K filed on June 18, 1997.

10.21       Escrow and Contingent Stock Agreement                 Incorporated by reference to Exhibit 10.16 of
                                                                  the Form 10-K for the year ended December
                                                                  31, 1996.

10.22       Amended and Restated Employment                       Incorporated by reference to Exhibit 10(g) of
            Agreement and Addendum between the                    the 1995 Form 10-K.
            Company and Alan D. Hamberlin*

10.23       Stock Option Agreement between the Company            Incorporated by reference to Exhibit 10(h) of
            and Alan D. Hamberlin*                                the 1995 Form 10-K.

10.24       Agreement regarding sale of residual interests        Filed herewith.
            between the Company and PaineWebber

23.1        Consent of KPMG Peat Marwick LLP                      Filed herewith.

23.2        Consent of Ernst and Young LLP                        Filed herewith.

24          Powers of Attorney                                    See signature page.

27          Financial Data Schedules                              Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 24 day of March, 1998.

                                          MONTEREY HOMES CORPORATION,
                                          a Maryland Corporation

                                          By  /s/ WILLIAM W. CLEVERLY
                                          --------------------------------------
                                                  William W. Cleverly
                                                Chairman of the Board and
                                                Co-Chief Executive Officer


                                POWER OF ATTORNEY



        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William W. Cleverly, Steven J. Hilton, John R. Landon and Larry W. Seay, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act of things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to these requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                              Title                               Date
          ---------                              -----                               ----
/s/   WILLIAM W. CLEVERLY           Chairman of the Board and Co-Chief           March 24, 1998
-----------------------------       Executive Officer (Co-Principal
      William W. Cleverly           Executive Officer)

/s/   STEVEN J. HILTON              President and Co-Chief Executive             March 24, 1998
-----------------------------       Officer (Co-Principal Executive
      Steven J. Hilton              Officer)


/s/   JOHN R. LANDON                Chief Operating Officer and Co-Chief         March 24, 1998
-----------------------------       Executive Officer (Co-Principal
      John R. Landon                Executive Officer)


/s/   LARRY W. SEAY                 Vice President - Finance and Chief           March 24, 1998
-----------------------------       Financial Officer, Secretary and
      Larry W. Seay                 Treasurer (Principal Financial and
                                    Accounting Officer)


/s/   ALAN D. HAMBERLIN             Director                                     March 24, 1998
-----------------------------
      Alan D. Hamberlin

          Signature                              Title                               Date
/s/   RAYMOND OPPEL                 Director                                     March 24, 1998
-----------------------------
      Raymond Oppel

/s/   ROBERT G. SARVER              Director                                     March 24, 1998
-----------------------------
      Robert G. Sarver

/s/   C. TIMOTHY WHITE              Director                                     March 24, 1998
-----------------------------
      C. Timothy White

                                       48