Form 10-Q
period 1998-03-31
MONTEREY HOMES CORP
filed 1998-05-15
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

As of May 5, 1998; 5,368,738 shares of Monterey Homes Corporation common stock were outstanding.

================================================================================

                           MONTEREY HOMES CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                TABLE OF CONTENTS




                                                                        PAGE NO.
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements:

              Consolidated Balance Sheets as of March 31, 1998 and
              December 31, 1997........................................     3

              Consolidated Statements of Earnings for the Three
              Months ended March 31, 1998 and 1997.....................     4

              Consolidated Statements of Cash Flows for the
              Three Months ended March 31, 1998 and 1997...............     5

              Notes to Consolidated Financial Statements...............     6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    10

PART II.      OTHER INFORMATION

  Items 1-5.  Not Applicable...........................................    15

  Item 6.     Exhibits and Reports on Form 8-K.........................    15

SIGNATURES    .........................................................   S.1

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                              March 31,      December 31,
                                                                                1998             1997
                                                                            -------------    -------------
ASSETS

Cash and cash equivalents                                                   $   5,671,196    $   8,245,392
Real estate under development                                                  72,279,081       63,955,330
Option deposits                                                                 4,915,525        3,070,420
Other receivables                                                               1,154,620          985,708
Residual interests                                                                 23,210        1,421,754
Deferred tax asset                                                             10,404,000       10,404,000
Goodwill                                                                        7,176,542        5,970,773
Property and equipment, net                                                     1,987,054        2,046,026
Other assets                                                                      608,014          534,101
                                                                            -------------    -------------

          Total Assets                                                      $ 104,219,242    $  96,633,504
                                                                            =============    =============


LIABILITIES

Accounts payable and accrued liabilities                                    $  11,945,772    $  21,171,301
Home sale deposits                                                              9,566,046        6,204,773
Notes payable                                                                  30,248,496       22,892,250
                                                                            -------------    -------------

          Total Liabilities                                                    51,760,314       50,268,324
                                                                            -------------    -------------




STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 50,000,000 shares
    authorized; issued and outstanding - 5,368,738 shares at March 31,
    1998, and 5,255,440 shares at December 31, 1997                                53,687           52,554
Additional paid-in capital                                                     98,460,501       97,819,584
Accumulated deficit                                                           (45,644,977)     (51,096,675)
Treasury stock - 53,046 shares                                                   (410,283)        (410,283)
                                                                            -------------    -------------


          Total Stockholders' Equity                                           52,458,928       46,365,180
                                                                            -------------    -------------


Total Liabilities and Stockholders' Equity                                  $ 104,219,242    $  96,633,504
                                                                            =============    =============

          See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                   1998                  1997
                                                                   ----                  ----
Home sales revenue                                             $ 36,513,344          $ 12,572,837
Cost of home sales                                               29,625,935            10,880,285
                                                               ------------          ------------
     Gross profit                                                 6,887,409             1,692,552
                                                               ------------          ------------

Residual interest and real estate loan interest income            3,203,759               502,110
Mortgage company income, net                                         28,657                  --
Selling, general and administrative expense                      (4,248,943)           (1,912,951)
Interest expense                                                    (80,315)                 --
Other income, net                                                    11,131                32,500
                                                               ------------          ------------

Earnings before income taxes                                      5,801,698               314,211
Income taxes                                                        350,000                25,873
                                                               ------------          ------------

Net earnings                                                   $  5,451,698          $    288,338
                                                               ============          ============

Basic earnings per share                                       $       1.03          $       0.06
                                                               ============          ============

Diluted earnings per share                                     $       0.90          $       0.06
                                                               ============          ============

           See accompanying notes to consolidated financial statements

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended March 31,
                                                                           1998            1997
                                                                           ----            ----
Cash flows from operating activities:
    Net earnings                                                       $  5,451,698    $    288,338
    Adjustments to reconcile net earnings to net cash used in
       operating activities:
    Depreciation and amortization                                           264,691         104,698
    Stock option compensation expense                                       345,442         173,363
    Gain on sale of residual interest                                    (3,156,610)           --
    Increase in real estate under development                            (8,323,751)    (10,012,708)
    Increase in option deposits                                          (1,845,105)     (1,144,991)
    (Increase) decrease in other receivables and other assets              (277,755)        248,836
    Amortization of residual interests                                        5,144          91,680
    Increase in home sale deposits                                        3,361,273       1,945,186
    Decrease in accounts payable and accrued
       liabilities                                                      (10,488,721)     (3,907,375)
                                                                       ------------    ------------
       Net cash provided by operating activities                        (14,663,694)    (12,212,973)
                                                                       ------------    ------------

Cash flows from investing activities:
    Increase in property and equipment                                     (113,114)        (82,498)
    Proceeds from sale of residual interest                               4,550,000            --
    Principal payments received on real estate loans                           --           384,000
    Real estate loans funded                                                   --          (178,272)
    Decrease in short term investments                                         --         4,376,763
                                                                       ------------    ------------
       Net cash provided by investing activities                          4,436,886       4,499,993
                                                                       ------------    ------------

Cash flows from financing activities:
    Borrowings                                                           25,082,125       4,797,651
    Repayment of borrowings                                             (17,725,879)     (5,493,679)
    Stock options exercised                                                 296,366            --
    Dividends paid                                                             --          (194,330)
                                                                       ------------    ------------
       Net cash provided by (used in) financing activities                7,652,612        (890,358)
                                                                       ------------    ------------

Net decrease in cash and cash equivalents                                (2,574,196)     (8,603,338)
Cash and cash equivalents at beginning of period                          8,245,392      15,567,918
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $  5,671,196    $  6,964,580
                                                                       ============    ============

           See accompanying notes to consolidated financial statements

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
 .
           Monterey Homes Corporation (the "Company") designs, builds and sells distinctive single-family homes in Arizona and Texas. The Company builds move-up and semi-custom, luxury homes in the Phoenix and Tucson, Arizona metropolitan areas, and entry-level and move-up homes in the Dallas/Fort Worth, Austin and Houston, Texas metropolitan areas under the name Legacy Homes (See Note 4). The Company has undergone significant growth in recent periods and is pursuing a strategy of expanding the geographic scope of its operations.

           Basis of Presentation. The consolidated financial statements include the accounts of Monterey Homes Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. Amounts for the three months ended March 31, 1997 do not include the operations of Legacy Homes. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.


NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

The components of real estate under development are as follows (in thousands):

                                               (Unaudited)
                                               -----------
                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
Homes under contract, in production             $    32,503       $    29,183
Finished lots and lots under development             30,633            28,471
Model homes and homes held for resale                 9,143             6,301
                                                -----------       -----------
                                                $    72,279       $    63,955
                                                ===========       ===========

     The Company capitalizes certain interest costs incurred on homes in production and lots under development. Such capitalized interest is allocated to inventory and included in cost of home sales when the units are delivered. The following tables summarize interest capitalized and interest expensed (in thousands):

                                                      (Unaudited) March 31,
                                                      ---------------------
                                                     1998               1997
                                                     ----               ----
Beginning unamortized capitalized interest        $     1,890        $       --
Interest capitalized                                      628               692
Interest amortized in cost of home sales                 (444)              (93)
                                                  -----------        ----------
Ending unamortized capitalized interest           $     2,074        $      599
                                                  ===========        ==========

Interest incurred                                 $       708        $      692
Interest capitalized                                     (628)             (692)
                                                  -----------        ----------
Interest expensed                                 $        80        $       --
                                                  ===========        ==========

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3 - NOTES PAYABLE

     Notes payable consist of the following:

                                                                          (Unaudited)
                                                                            March 31,       December 31,
                                                                              1998              1997
                                                                              ----              ----
$30 million bank construction line of credit, interest
   payable monthly approximating prime (8.5% at March
   31, 1998), plus .25% payable at the earlier of close of
   escrow, maturity date of individual homes within the line
   or June 19, 2000, secured by first deeds of trust on land               $  7,725,289    $  4,663,973

$40 million bank construction line of credit, interest payable monthly approximating prime, payable at the earlier of close of escrow, maturity date of individual homes within the line or
   August 1, 1998, secured by first deeds of trust on land                   14,895,610       9,769,567

$20 million bank acquisition and development credit facility, interest payable monthly approximating prime plus .5%,
   payable at the earlier of funding of construction financing, the maturity date of individual projects within the line or
   June 19, 2000, secured by first deeds of trust on land                      1,569,385      2,393,935

Senior subordinated unsecured notes payable, maturing October
   15, 2001, annual interest of 13%, payable semi-annually,
   principal payable at maturity date with a put to the
   Company at June 30, 1998, at 101% of face value                            6,000,000       6,000,000

Other                                                                            58,212          64,775
                                                                           ------------    ------------

     Total                                                                 $ 30,248,496    $ 22,892,250
                                                                           ============    ============

NOTE 4 - LEGACY HOMES COMBINATION

     On May 29, 1997, the Company signed a definitive agreement to combine with Legacy Homes, Ltd., Legacy Enterprises, Inc. and John and Eleanor Landon (together, "Legacy Homes"), which included the homebuilding and related mortgage service business of Legacy Homes Ltd. and its affiliates. This transaction (the "Legacy Combination" or "Combination") was effective on July 1, 1997. Legacy Homes designs, builds and sells entry-level and move-up homes, is headquartered in the Dallas/Forth Worth metropolitan area and was founded in 1988 by its current President, John Landon.

In connection with the Legacy Combination, John Landon entered into a four-year employment agreement with the Company and is currently a Managing Director of the Company and President and Chief Executive Officer of the Company's Texas division. Mr. Landon was also granted an option to purchase 166,667 shares of the Company's common stock and was elected to the Company's Board of Directors.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the Combination had occurred at January 1, 1997, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated (dollars in thousands).

                                                         Three Months Ended
                                                         ------------------
                                                              March 31,
                                                              ---------
                                                        1998             1997
                                                        ----             ----
                                                       Actual         Pro Forma
                                                       ------         ---------
Home sales revenue                                   $   36,513      $    32,203
Net earnings                                         $    5,452      $     2,264
Diluted earnings per share                           $      .90      $       .42


NOTE 5 - EARNINGS PER SHARE

        A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 1998 and 1997 follows (in thousands, except for per share amounts):

                                                                1998       1997
                                                                ----       ----
Net earnings                                                   $5,452     $  288
Basic EPS - Weighted average shares outstanding                 5,306      4,528
                                                               ------     ------

Basic earnings per share                                       $ 1.03     $  .06
                                                               ======     ======

Basic EPS - Weighted average shares outstanding                 5,306      4,528

Effect of dilutive securities:
   Contingent shares and warrants                                 131         51
   Stock options                                                  641         90
                                                               ------     ------

Dilutive EPS - Weighted average shares outstanding              6,078      4,669
                                                               ------     ------

Diluted earnings per share                                     $  .90     $  .06
                                                               ======     ======


NOTE 6 - INCOME TAXES

        Income tax expense for the three months ended March 31, 1998 was $350,000, and was $25,900 for the three months ended March 31, 1997.


NOTE 7 - RESIDUAL INTEREST AND REAL ESTATE LOAN INTEREST INCOME

        Sale of Residual Interests

        On February 2, 1998, the Company sold five of its Mortgage Securities for approximately $4.6 million, resulting in pre-tax earnings of approximately $3.2 million.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 8 - SUBSEQUENT EVENTS

        Sale of Residual Interests

        On April 1, 1998, the Company sold the last of its Mortgage Securities for $2 million, which resulted in pre-tax earnings of approximately $2 million.

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

           Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Company's December 31, 1997 Annual Report on Form 10-K.


           Results Of Operations

           The following discussion and analysis provides information regarding the results of operations of the Company and its subsidiaries for the three months ended March 31, 1998 and March 31, 1997. All material balances and transactions between the Company and its subsidiaries have been eliminated. 1997 results do not include the operations of Legacy Homes. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.


           Home Sales Revenue

           Home sales revenue is the product of the number of units closed during the period and the average sales price per unit. The following table presents comparative first quarter 1998 and 1997 housing revenues for the total Company, and the Arizona and Texas divisions individually (dollars in thousands):

                                                 Quarters Ended           Dollar/Unit     Percentage
                                                    March 31,               Increase       Increase
                                               1998            1997        (Decrease)     (Decrease)
                                               ----            ----        ----------     ----------
           Total
                Dollars                   $  36,513        $  12,573     $  23,940           190.4%
                Units closed                    205               40           165           412.5%
                Average sales price       $   178.1        $   314.3     $ (136.2)          (43.3%)

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


Arizona
   Dollars                                     $13,837        $12,573        $ 1,264         10.1%
   Units closed                                     45             40              5         12.5%
   Average sales price                         $ 307.5        $ 314.3        $  (6.8)        (2.2%)

Texas*
   Dollars                                     $22,676        $19,630        $ 3,046         15.5%
   Units closed                                    160            133             27         20.3%
   Average sales price                         $ 141.7        $ 147.6        $   5.9           (4%)

*Prior year's Texas information is for comparative purposes only.


         Home sales revenue increased mainly due to the addition of Texas operations along with a 12.5% increase in Arizona closings. In total lower average sales price in 1998 is due to closing lower priced homes in the Texas market, where the Company's focus is on entry-level and move-up homes.


         Gross Profit

         Gross profit equals home and land sales revenue, net of cost of sales, which includes developed lot costs, unit construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The following table presents comparative first quarter 1998 and 1997 housing gross profit (dollars in thousands):

                                                    Quarters Ended
                                                       March 31,             Dollar/Unit     Percentage
                                                  1998           1997         Increase        Increase
                                                  ----           ----         --------        --------
             Dollars                         $   6,887       $   1,693     $   5,194            306.8%
             Percent of housing revenues         18.9%           13.5%          5.4%               40%

         The dollar increase in gross profit for the three months ended March 31, 1998, is attributable to the number of units closed by the Legacy operations. The gross profit margin increased in 1998 due to generally higher margins generated in Texas and an improvement in overall margins in Arizona.


         Residual Interest and Real Estate Interest Income

          The increase in residual interest and real estate loan interest income is primarily due to the 1998 sale of mortgage securities, which resulted in a gain of approximately $3.2 million


         Selling, General And Administrative Expenses

          Selling, general and administrative expenses (SG&A), which include advertising, model and sales office, sales administration, commissions, depreciation, amortization and corporate overhead costs, were $4.2 million for the first quarter of 1998, as compared to $1.9 million for the same period in 1997, an increase of 121%. This change was caused mainly by the inclusion of Legacy operating costs in 1998.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES



           Liquidity And Capital Resources

           The Company's principal uses of working capital are land purchases, lot development and home construction. The Company uses a combination of borrowings and funds generated by operations to meet its working capital requirements.

           At March 31, 1998, the Company had available short-term secured revolving construction loan facilities totaling $70 million and a $20 million acquisition and development facility, of which approximately $22.6 and $1.6 million were outstanding, respectively. An additional $13.6 million of unborrowed funds supported by approved collateral were available under its credit facilities at such date. The Company also had outstanding $6 million in unsecured, senior subordinated notes due October 15, 2001, which were issued in October 1994. A provision of the senior subordinated bond indenture provides bondholders with the option, at June 30, 1998, to require the Company to buy back the bonds at 101% of face value.

          Management believes that the Company's current borrowing capacity, cash on hand at March 31, 1998 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs and the amount and types of indebtedness that the Company may incur may be limited by the terms of the indenture governing its senior subordinated notes and the credit agreements.


          Net Orders

          Net orders represent the number of units ordered by customers (net of units canceled) multiplied by the average sales price per units ordered. The following table presents comparative first quarter 1998 and 1997 net orders (dollars in thousands):

                                               Quarters Ended                Dollar/Unit      Percentage
                                                  March 31,                    Increase        Increase
                                            1998            1997              (Decrease)      (Decrease)
                                            ----            ----              ----------      ----------
         Total
         -----
         Dollars                        $    85,973     $      31,136        $    54,837        176.1%
         Units ordered                          505                81                424        523.5%
         Average sales price            $     170.2     $       384.4        $    (214.2)       (55.7)%

         Arizona
         -------
         Dollars                        $    27,213     $      31,136        $    (3,923)       (12.5%)
         Units ordered                           80                81                 (1)        (1.2%)
         Average sales price            $     340.2     $       384.4        $     (44.2)       (11.5%)

         Texas*
         ------
         Dollars                        $    58,760     $      27,237        $    31,523        115.7%
         Units ordered                          425               187                238        127.3%
         Average sales price            $     138.3     $       145.7        $     (7.4)        (5.1%)

*Prior year's Texas information is for comparative purposes only.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


          Total net orders increased in the first quarter of 1998 compared to 1997 due to the expansion into Texas and the economic strengths of both the Arizona and Texas markets. Unit orders remained relatively stable in Arizona while dollar orders decreased due to the lower average sales prices in active communities.

          The Company does not include sales which are contingent on the sale of the customer's existing home as orders until the contingency is removed. Historically, the Company has experienced a cancellation rate of less than 16% of gross sales.


          Net Sales Backlog

          Backlog represents net orders of the Company which have not closed. The following table presents comparative 1998 and 1997 net sales backlog for the total Company, and the Arizona and Texas divisions individually (dollars in thousands):

                                                    At March 31,
                                                1998            1997         Dollar/Unit      Percentage
                                                ----            ----          Increase         Increase
Total                                                                        (Decrease)       (Decrease)
-----                                                                        ----------       ----------
   Dollars                                   $ 148,435       $  61,224        $  87,211         142.4%
   Units in backlog                                772             161              611         379.5%
   Average sales price                       $   192.3       $   380.3        $  (188.0)        (49.4%)

Arizona
-------
   Dollars                                   $  70,321       $  61,224        $   9,097          14.9%
   Units in backlog                                203             161               42          26.1%
   Average sales price                       $   346.4       $   380.3        $   (33.9)         (8.9%)

Texas*
------
   Dollars                                   $  78,114       $  36,208        $  41,906         115.7%
   Units in backlog                                569             250              319         127.6%
   Average sales price                       $   137.3       $   144.8        $    (7.5)         (5.2%)

*Prior year's Texas information is included for comparative purposes only.

          Total dollar backlog increased 142% over the first quarter of the previous year due to a substantial increase in units partially offset by a decrease in average sales price. Average sales price as a whole has decreased due to the Legacy Combination, where the focus is on entry-level and move-up homes. Units in total backlog have increased mainly due to the Texas expansion.

          Arizona dollar backlog increased 15% over the prior year's first quarter due to increased sales, offset slightly by a decrease in average sales price, reflecting the lower sales prices of homes in currently active communities. Texas dollar and unit backlog is up over 1997's first quarter due to increased orders, expansion into the Houston market and the retooling of product offerings in the Austin market to meet the demand of less expensive homes.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES



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

PART II. OTHER INFORMATION

Item  6.        Exhibits and Reports on Form 8-K.
                ---------------------------------

                (a)       Exhibit 27 - Financial Data Schedule

                          Exhibit 99 - Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward - Looking Statements

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the first quarter of 1998.

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




                                             MONTEREY HOMES CORPORATION
                                             A Maryland Corporation




May 14, 1998                                     By:         \ LARRY W. SEAY
                                                     ---------------------------
                                                           Larry W. Seay
                                             Vice President of Finance & Chief
                                             Financial Officer
                                      S-1