Form 10-Q
period 1998-06-30
MONTEREY HOMES CORP
filed 1998-08-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

As of August 14, 1998; 5,317,192 shares of Monterey Homes Corporation common stock were outstanding.

================================================================================

                           MONTEREY HOMES CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                TABLE OF CONTENTS




                                                                      PAGE NO.
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets as of June 30, 1998 and
           December 31, 1997..........................................   3

           Consolidated Statements of Earnings for the Three and Six
           Months ended June 30, 1998 and 1997........................   4

           Consolidated Statements of Cash Flows for the
           Six Months ended June 30, 1998 and 1997....................   5

           Notes to Consolidated Financial Statements.................   6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................   9

PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders........  14

  Item 6.  Exhibits and Reports on Form 8-K...........................  14

SIGNATURES ...........................................................  S.1

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                           June 30,       December 31,
                                                                            1998             1997
                                                                        -------------    -------------
ASSETS

Cash and cash equivalents                                               $   5,219,267    $   8,245,392
Real estate under development                                              87,925,508       63,955,330
Option deposits                                                             4,810,371        3,070,420
Other receivables                                                           1,153,491          985,708
Residual interests                                                               --          1,421,754
Deferred tax asset                                                         10,404,000       10,404,000
Goodwill                                                                    8,871,520        5,970,773
Property and equipment, net                                                 1,920,394        2,046,026
Other assets                                                                  633,041          534,101
                                                                        -------------    -------------

          Total Assets                                                  $ 120,937,592    $  96,633,504
                                                                        =============    =============


LIABILITIES

Accounts payable and accrued liabilities                                $  17,984,868    $  21,171,301
Home sale deposits                                                         10,127,163        6,204,773
Notes payable                                                              33,316,533       22,892,250
                                                                        -------------    -------------

          Total Liabilities                                                61,428,564       50,268,324
                                                                        -------------    -------------


STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 50,000,000 shares
    authorized; issued and outstanding - 5,370,238 shares at June 30,
    1998, and 5,255,440 shares at December 31, 1997                            53,702           52,554
Additional paid-in capital                                                 98,814,117       97,819,584
Accumulated deficit                                                       (38,948,508)     (51,096,675)
Treasury stock - 53,046 shares                                               (410,283)        (410,283)
                                                                        -------------    -------------


          Total Stockholders' Equity                                       59,509,028       46,365,180
                                                                        -------------    -------------


Total Liabilities and Stockholders' Equity                              $ 120,937,592    $  96,633,504
                                                                        =============    =============

          See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                     1998            1997           1998            1997
                                                     ----            ----           ----            ----
Home sales revenues                             $ 55,608,159    $ 24,544,107    $ 92,121,503    $ 37,116,944
Cost of home sales                                45,698,437      20,882,044      75,324,372      31,828,546
                                                ------------    ------------    ------------    ------------
          Gross Profit                             9,909,722       3,662,063      16,797,131       5,288,398

Residual and real estate loan interest income      2,028,908         790,818       5,232,667       1,150,112
Mortgage company income, net                          44,133            --            72,790            --
Commissions and other sales costs                 (2,553,903)     (1,243,662)     (4,894,388)     (1,998,710)
General and administrative expense                (2,273,598)     (1,183,783)     (4,182,056)     (2,275,469)
Interest expense                                    (115,279)           --          (195,594)           --
Other income, net                                    202,486         130,432         213,617         305,748
                                                ------------    ------------    ------------    ------------

Earnings before income taxes                       7,242,469       2,155,868      13,044,167       2,470,079
Income taxes                                         546,000         197,800         896,000         223,673
                                                ------------    ------------    ------------    ------------

Net earnings                                    $  6,696,469    $  1,958,068    $ 12,148,167    $  2,246,406
                                                ============    ============    ============    ============


Basic earnings per share                        $       1.26    $       0.43    $       2.29    $       0.50

Diluted earnings per share                      $       1.10    $       0.42    $       1.99    $       0.48

          See accompanying notes to consolidated financial statements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                                    1998             1997
                                                                    ----             ----
Cash flows from operating activities:
    Net earnings                                                $ 12,148,167    $  2,246,406
    Adjustments to reconcile net earnings to net cash used in
       operating activities:
    Depreciation and amortization                                    597,518         382,674
    Stock option compensation expense                                690,884         346,726
    Gain on sale of residual interest                             (5,180,046)           --
    Increase in real estate under development                    (23,970,178)     (9,361,063)
    Increase in goodwill                                          (3,103,346)           --
    Increase in option deposits                                   (1,739,951)       (773,241)
    (Increase) decrease in other receivables and other assets       (259,921)        261,694
    Increase in home sale deposits                                 3,922,390       2,933,652
    Decrease in accounts payable and accrued liabilities          (3,186,433)     (3,031,389)
                                                                ------------    ------------
       Net cash used in operating activities                     (20,080,916)     (6,994,541)
                                                                ------------    ------------

Cash flows from investing activities:
    Increase in property and equipment                              (274,288)       (157,193)
    Proceeds from sale of residual interest                        6,600,000            --
    Principal payments received on real estate loans                    --         1,476,000
    Real estate loans funded                                            --          (428,272)
    Decrease in short term investments                                  --         4,696,495
                                                                ------------    ------------
       Net cash used in investing activities                       6,325,712       5,587,030
                                                                ------------    ------------

Cash flows from financing activities:
    Borrowings                                                    65,373,666      20,940,662
    Repayment of borrowings                                      (54,949,383)    (27,644,091)
    Stock options exercised                                          304,796            --
    Dividends paid                                                      --          (194,330)
                                                                ------------    ------------
       Net cash provided by (used in) financing activities        10,729,079      (6,897,759)
                                                                ------------    ------------

Net decrease in cash and cash equivalents                         (3,026,125)     (8,305,270)
Cash and cash equivalents at beginning of period                   8,245,392      15,567,918
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $  5,219,267    $  7,262,648
                                                                ============    ============

           See accompanying notes to consolidated financial statements

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

           Monterey Homes Corporation (the "Company") designs, builds and sells distinctive single-family homes in Arizona, Texas and recently, through the acquisition of Sterling Communities, in Northern California. (See Note 8.) The Company builds move-up and semi-custom, luxury homes in the Phoenix and Tucson, Arizona metropolitan areas, and entry-level and move-up homes in the Dallas/Fort Worth, Austin and Houston, Texas metropolitan areas under the name Legacy Homes (See Note 4). The Company has undergone significant growth in recent periods and is pursuing a strategy of expanding the geographic scope of its operations.

           Basis of Presentation. The consolidated financial statements include the accounts of Monterey Homes Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. Amounts for the three and six months ended June 30, 1997 do not include the operations of Legacy
Homes.  In the  opinion of  Management,  the  unaudited  consolidated  financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.


NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

The components of real estate under development are as follows (in thousands):

                                             (Unaudited)
                                            June 30, 1998   December 31, 1997
                                            -------------   -----------------
Homes under contract, in production           $    45,228       $    29,183
Finished lots and lots under development           34,046            28,471
Model homes and homes held for resale               8,652             6,301
                                              -----------       -----------
                                              $    87,926       $    63,955
                                              ===========       ===========

     The Company capitalizes certain interest costs incurred on homes in production and lots under development. Such capitalized interest is allocated to inventory and included in cost of home sales when the units are delivered. The following tables summarize interest capitalized and interest expensed (in thousands):

                                               Quarter Ended        Six Months Ended
                                               -------------        ----------------
                                                   June 30,             June 30,
                                                   --------             --------
                                               1998       1997       1998       1997
                                               ----       ----       ----       ----
Beginning unamortized capitalized interest   $ 2,074    $   599    $ 1,890    $  --
Interest capitalized                             856        894      1,484      1,586
Interest amortized in cost of home sales        (800)      (327)    (1,244)      (420)
                                             -------    -------    -------    -------
Ending unamortized capitalized interest      $ 2,130    $ 1,166    $ 2,130    $ 1,166
                                             =======    =======    =======    =======

Interest incurred                            $   971    $   894    $ 1,679    $ 1,586
Interest capitalized                            (856)      (894)    (1,484)    (1,586)
                                             -------    -------    -------    -------
Interest expense                             $   115    $  --      $   195    $  --
                                             =======    =======    =======    =======

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3 - NOTES PAYABLE

     Notes payable consists of the following:
                                                                                 (Unaudited)
                                                                                   June 30,           December 31,
                                                                                     1998                 1997
                                                                                     ----                 ----
$30 million bank construction line of credit, interest
    payable monthly approximating prime (8.5% at June
    30, 1998), plus .25%, or LIBOR (30 day LIBOR 5.748%
    at June 30, 1998) plus 2.5% payable at the earlier of close of escrow, maturity date of individual homes within the line
    or June 19, 2000, secured by first deeds of trust on land                  $    10,015,098      $     4,663,973

$50 million bank construction line of credit, interest payable monthly approximating prime, or LIBOR plus 2.5%
    payable at the earlier of close of escrow, maturity
    date of individual homes within the line or June 1, 1999,
    secured by first deeds of trust on land                                         14,764,554            9,769,567

$20 million bank acquisition and development credit facility, interest payable monthly approximating prime plus .5%, or
    LIBOR  plus 3.0% payable at the earlier of funding of
    construction financing, the maturity date of individual
    projects within the line or June 19, 2000, secured by first
    deeds of trust on land                                                           3,785,386            2,393,935

Senior subordinated unsecured notes payable, maturing October
    15, 2001, annual interest of 13%, payable semi-annually,
    principal payable at maturity date                                               4,700,000            6,000,000

Other                                                                                   51,495               64,775
                                                                               ---------------      ---------------

    Total                                                                      $    33,316,533      $    22,892,250
                                                                               ===============      ===============


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

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the Combination had occurred at January 1, 1997, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated (dollars in thousands except per share data).

                                      Three Months ended June 30,            Six Months Ended June 30,
                                      ---------------------------            -------------------------
                                        1998               1997               1998               1997
                                        ----               ----               ----               ----
                                       Actual            Pro Forma           Actual            Pro Forma
                                       ------            ---------           ------            ---------
Home sales revenue                $        55,608    $        44,642    $        91,122    $        76,845
Net earnings                      $         6,696    $         4,820    $        12,148    $         7,084
Diluted earnings per share        $          1.10    $           .91    $          1.99    $          1.32


NOTE 5 - EARNINGS PER SHARE

        A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three and six months ended June 30, 1998 and 1997 follows (in thousands, except for per share amounts):

                                                     Three Months Ended June 30          Six Months Ended June 30,
                                                     --------------------------          -------------------------
                                                       1998              1997             1998              1997
                                                       ----              ----             ----              ----
Net earnings                                       $     6,696      $     1,958       $    12,148      $     2,246
Basic EPS - Weighted average shares outstanding          5,316            4,528             5,311            4,528
                                                   -----------      -----------       -----------      -----------

Basic earnings per share                           $      1.26      $        .43      $      2.29      $       .50
                                                   ===========      ============      ===========      ===========

Basic EPS - Weighted average shares outstanding          5,316            4,528             5,311            4,528

Effect of dilutive securities:
   Contingent shares                                       132               65               141               58
   Stock options                                           652              136               662              141
                                                   -----------      -----------       -----------      -----------

Dilutive   EPS   -   Weighted   average   shares         6,100            4,729             6,114            4,727
                                                   -----------      -----------       -----------      -----------
outstanding

Diluted earnings per share                         $      1.10      $       .42       $      1.99      $        .48
                                                   ===========      ===========       ===========      ============


NOTE 6 - INCOME TAXES

        Income tax expense for the three and six months ended June 30, 1998 was $546,000 and $896,000, respectively. Income tax expense for the three and six months ended June 30, 1997 was $197,800 and $223,673, respectively. The Company currently pays only state income tax and alternative minimum tax. Federal income taxes are not paid due to the net operating loss (NOL) carryforward generated when the Company operated as Homeplex Mortgage Investments Corporation prior to December 31, 1996. The NOL will expire beginning in the year 2007.


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

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 8 - SUBSEQUENT EVENTS

        Sterling Communities Acquisition

        On June 15, 1998, the Company signed a definitive agreement with Sterling Communities, S.H. Capital, Inc., Sterling Financial Investments, Inc., Steve Hafener and W. Leon Pyle (together, the "Sterling Entities"), to acquire substantially all of the assets of Sterling Communities ("Sterling"), a northern California homebuilding business with operations in the San Francisco Bay and Sacramento areas. The transaction was effective as of July 1, 1998.

        The consideration for the assets and stock acquired consisted of $6.7 million in cash (paid out of working capital and subject to final accounting adjustments) and deferred contingent payments for the four years following the close of the transaction. The deferred contingent payments will be equal to 20% of the pre-tax income of the Northern California division of the Company. In addition, the Company assumed certain liabilities of Sterling approximating $7.4 million.

        The assets purchased from the Sterling Entities principally consist of real property and other residential homebuilding assets located in the San Francisco Bay and Sacramento areas of California. The Company will continue the operations of Sterling under the name Meritage Homes of Northern California.

        In connection with the transactions, Steve Hafener has entered into a four-year employment agreement with the Company, pursuant to which he has been appointed Vice President and Division Manager of the Company's newly acquired Northern California operations.

        During the year ended December 31, 1997, Sterling closed 105 homes generating revenues of approximately $31.0 million, and earned approximately $2.7 million before taxes and distributions to its partners.

     ----------------------------------------------------------------------

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

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES



           Results Of Operations

           The following discussion and analysis provides information regarding the results of operations of the Company and its subsidiaries for the three and six months ended June 30, 1998 and June 30, 1997. All material balances and transactions between the Company and its subsidiaries have been eliminated. 1997 results do not include the operations of Legacy Homes. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

           Home Sales Revenue

           Home sales revenue is the product of the number of units closed during the period and the average sales price per unit. The following table presents comparative second quarter and first six months 1998 and 1997 housing revenues for the total Company, and the Arizona and Texas divisions individually (dollars in thousands):

                         Quarter Ended                                Six Months Ended
                            June 30,       Dollar/Unit  Percentage        June 30,       Dollar/Unit  Percentage
                            --------         Increase    Increase         --------        Increase     Increase
                         1998       1997    (Decrease)  (Decrease)     1998      1997    (Decrease)   (Decrease)
                         ----       ----    ----------  ----------     ----      ----    ----------   ----------
Total
-----
Dollars               $ 55,608   $ 24,544   $ 31,064      126.6%    $ 92,122   $ 37,117   $ 55,005      148.2%
Units Closed               323         65        258      396.9%         528        105        423      402.9%
Average Sales Price   $  172.2   $  377.6   $ (205.4)     (54.4%)   $  174.5   $  353.5   $ (179.0)     (50.1%)

Arizona
-------
Dollars               $ 19,437   $ 24,544   $ (5,107)     (20.8%)   $ 33,275   $ 37,117   $ (3,842)     (10.4%)
Units Closed                57         65         (8)     (12.3%)        102        105         (3)      (2.9%)
Average Sales Price   $  341.0   $  377.6   $  (36.6)      (9.7%)   $  326.2   $  353.5   $  (27.3)      (7.7%)

Texas*
------
Dollars               $ 36,171   $ 20,098   $ 16,073       80.7%    $ 58,847   $ 39,728   $ 19,119       48.1%
Units Closed               266        140        126         90%         426        273        153       56.0%
Average Sales Price   $  136.0   $  143.6   $   (7.6)      (5.3%)   $  138.1   $  145.5   $   (7.4)      (5.1%)

*Prior year's Texas information is for comparative purposes only.


         Total home sales revenue increased due to the addition of Texas operations. Lower average sales price in 1998 is due to closing lower priced homes in the Texas market, where the Company's focus is on entry-level and move-up homes. The decrease in Arizona closings for the second quarter and first six months was caused primarily by construction delays due to unseasonably wet weather in the first part of the year. The homes with delayed starts are expected to be completed and close during the third and fourth quarters of 1998.

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

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES

                                         Quarter Ended June 30,                          Six Months Ended June 30,
                                         ----------------------                          -------------------------
                                                                  Percentage                                      Percentage
                               1998        1997       Increase     Increase      1998        1997      Increase    Increase
                               ----        ----       --------     --------      ----        ----      --------    --------
Total
-----
Dollars                     $   9,910   $    3,662  $    6,248       170.6%    $  16,797  $  5,288    $   11,509       271.6%
Percentage of housing
   revenues                      17.8%        14.9%        2.9%       19.5%         18.2%     14.2%          4.0%       28.2%

         The dollar increase in gross profit for the three and six months ended June 30, 1998, is attributable to the number of units closed by the Legacy operations. The total gross profit margin increased in 1998 due to generally higher margins generated in Texas and an improvement in overall margins in Arizona.

         Residual Interest and Real Estate Interest Income

         The increase in residual interest and real estate loan interest income is primarily due to the 1998 sale of mortgage securities, which resulted in a gain of approximately $2 million in the second quarter of 1998, and a gain of approximately $5 million for the six months ended June 30, 1998.

         Selling, General And Administrative Expenses

         Selling, general and administrative (SG&A) expenses as a percentage of homebuilding revenues were 8.7% for the three months ended June 30, 1998 compared to 9.9% for the same period in the prior year. For the six month period ended June 30, 1998, SG&A expenses were 9.9% of homebuilding revenues compared to 11.5% in the prior year. The percentage decreases are principally due to the inclusion of revenues from the Legacy Combination, without a corresponding increase in Corporate overhead. In addition, Legacy Homes has traditionally operated at a somewhat lower overhead burden as a percent of sales than the Arizona division.

         Liquidity And Capital Resources

         The Company's principal uses of working capital are land purchases, lot development and home construction. The Company uses a combination of borrowings and funds generated by operations to meet its working capital requirements.

         At June 30, 1998, the Company had available short-term secured revolving construction loan facilities totaling $80 million and a $20 million acquisition and development facility, of which approximately $24.8 and $3.8 million were outstanding, respectively. An additional $15.2 million of unborrowed funds supported by approved collateral were available under its credit facilities at such date. The Company also had outstanding $4.7 million in unsecured, senior subordinated notes due October 15, 2001, which were issued in October 1994. A provision of the senior subordinated bond indenture provided bondholders with the option, at June 30, 1998, to require the Company to buy back the bonds at 101% of face value. $1,300,000 of the bonds were repurchased from the bondholders by the Company at June 30, 1998.

         Management believes that the Company's current borrowing capacity, cash on hand at June 30, 1998 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs and the amount and types of indebtedness that the Company may incur may be limited by the terms of the indenture governing its senior subordinated notes and the credit agreements.

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES


          Net Orders

          Net orders represent the number of units ordered by customers (net of units canceled) multiplied by the average sales price per units ordered. The following table presents comparative first quarter 1998 and 1997 net orders (dollars in thousands):

                                    Quarter Ended June 30,                              Six Months Ended June 30,
                                    ----------------------                              -------------------------
                                                 Dollar/Unit  Percentage                              Dollar/Unit   Percentage
                                                   Increase     Increase                                Increase     Increase
                         1998          1997      (Decrease)   (Decrease)       1998         1997      (Decrease)    (Decrease)
                         ----          ----      ----------   ----------       ----         ----      ----------    ----------
Total
-----
Dollars               $   74,069   $   26,073    $   47,996       184.1%   $  160,042    $   53,941   $  106,101      196.7%
Units ordered                382           88           294       334.1%          887           169          718      424.9%
Average sales price   $    193.9   $    296.3    $   (102.4)      (34.6%)       180.4    $    319.2   $   (138.8)     (43.5%)

Arizona
-------
Dollars               $   34,472   $   26,073    $    8,699        33.3%   $   61,685    $   53,941   $    7,744        14.4%
Units ordered                107           88            19        21.6%          187           169           18        10.7%
Average sales price   $    325.0   $    296.3    $     28.7         9.7%        329.9    $    319.2   $     10.7         3.4%

Texas*
------
Dollars               $   39,597   $   26,112    $   13,485        51.6%   $   98,357    $   53,349   $   45,008        84.4%
Units ordered                275          192            83        43.2%          700           379          321        84.7%
Average sales price   $    143.0   $    136.0    $      7.0         5.1%   $    140.5    $    140.8   $      (.3)        **1%

           *Prior year's Texas information is for comparative purposes only. **Less than 1%


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

          Net Sales Backlog

          Backlog represents net orders of the Company which have not closed. The following table presents comparative 1998 and 1997 net sales backlog for the total Company, and the Arizona and Texas divisions individually (dollars in thousands):

                             At June 30,
                             -----------
                           1998        1997   Dollar/Unit    Percentage
                           ----        ----    Increase       Increase
Total                                         (Decrease)     (Decrease)
-----                                         ----------     ----------
   Dollars               $166,982   $ 67,177   $ 99,805         149%
   Units in backlog           831        184        647         352%
   Average sales price   $  200.9   $  365.1   $ (164.2)        (50%)

Arizona
-------
   Dollars               $ 85,365   $ 67,177   $ 18,188          27%
   Units in backlog           253        184         69          38%
   Average sales price   $  337.4   $  365.1   $  (27.7)         (8%)

Texas*
------
   Dollars               $ 81,617   $ 42,678   $ 38,939          91%
   Units in backlog           578        303        275          91%
   Average sales price   $  141.2   $  140.9   $     .3         **1%



      *Prior year's Texas information is included for comparative purposes only. **Less than 1%

                   MONTEREY HOMES CORPORATION AND SUBSIDIARIES



          Total dollar backlog at June 30, 1998 increased 149% over the previous year due to a substantial increase in units ordered partially offset by a decrease in average sales price. Average sales price as a whole has decreased due to the Legacy Combination, where the focus is on entry-level and move-up homes. Units in total backlog have increased mainly due to the Texas expansion.

          Arizona  dollar  backlog  increased  27% over the prior  year's due to increased sales, offset slightly by a decrease in average sales price, reflecting the lower prices of homes in currently active communities. Texas dollar and unit backlog at June 30, 1998 is up 91% over the prior year due to increased orders, expansion into the Houston market and the successful introduction of new product offerings in the Austin market designed to meet the demand for less expensive homes.

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

          Year 2000 Issue

          The year 2000 issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures. The Company believes the large majority of the computer software it uses is already year 2000 compliant. The Company is currently working to resolve any remaining potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on current information, the costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the failure of the Company, its contractors, suppliers or financial institutions to resolve the year 2000 issue in a timely manner could result in a material financial risk. The Company is assessing the effect of a failure of its contractors, suppliers or financial institutions to adequately address the year 2000 issue.

PART II. OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                 (a) On June 11, 1998, the Company held its Annual Meeting of Shareholders, at which William W. Cleverly, Steven J. Hilton, Alan D. Hamberlin and Raymond Oppel were elected as Class I Directors to serve for a two year term which expires at the Annual Meeting in 2000. Voting results for these nominees are summarized as follows:

                                                   For               Against
                                                   ---               -------
                       William W. Cleverly      3,364,201              8,062
                       Steven J. Hilton         3,363,868              8,395
                       Alan D. Hamberlin        3,361,101             11,162
                       Raymond Oppel            3,362,660              9,603

                      Additionally, the Shareholders approved an amendment to Monterey Homes Corporation Stock Option Plan which increases the number of shares of common stock authorized for issuance thereunder from 225,000 to 475,000 shares. Voting results are as follows:


                                                      Approval of Amendment to
                                                      ------------------------
                                                          Stock Option Plan
                                                          -----------------
                       Shares For                                 2,953,076
                       Shares Against                               410,070
                       Shares Abstained                               9,117
                       Shares Not Voted By Brokers                        0




Item   6.        Exhibits and Reports on Form 8-K.
                 ---------------------------------

         (a)   Exhibits

            Exhibit
            Number                             Description                                  Page or Method of Filing
            ------                             -----------                                  ------------------------
            2.1         Agreement of Purchase and Sale of Assets, dated as of May 20,      Incorporated by reference to
                        1997,  by and among the  Company,  Legacy  Homes,                  Exhibit 2 of the Form 8-K/A
                        Ltd., Legacy  Enterprises, Inc., and John and Eleanor              dated June 18, 1997.
                        Landon

            2.2         Agreement of Purchase and Sale of Assets, dated as of June         Filed herewith.
                        15, 1998, by and among the Company,  Sterling
                        Communities, S.H. Capital, Inc., Sterling Financial
                        Investments, Inc., Steve Hafener, and W. Leon Pyle

            3.1         Restated Articles of Incorporation of the Company                  Incorporated by reference to
                                                                                           Exhibit 3.1 of the Post-Effective
                                                                                           Amendment No. 1 to the Form S-1
                                                                                           Statement No. 333-29737 ("S-1
                                                                                           #333-29737 Amendment No. 1").

            3.2         Amended and Restated Bylaws of the Company                         Incorporated by reference to
                                                                                           Exhibit 3.3 to the Form S-3
                                                                                           Registration Statement No.
                                                                                           333-58793 ("S-3 #333-58793").

            10.1        Amendment to Guaranty Federal Bank Loan                            Filed herewith.

            10.2        Employment Agreement between the Company and Larry W. Seay         Filed herewith.

            10.3        Employment Agreement between the Company and Anthony C. Dinnell    Filed herewith.

            27          Financial Data Schedule                                            Filed herewith.

            99          Private Securities Reform Act of 1995 Safe Harbor Compliance       Filed herewith
                        Statement for Forward-Looking Statements

          (b)    Reports filed on Form 8-K
                 A Current Report on Form 8-K, dated July 15, 1998 was filed with the Securities and Exchange Commission.

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




                                      MONTEREY HOMES CORPORATION
                                      A Maryland Corporation




August 14, 1998                                By:   \ LARRY W. SEAY
                                                  ------------------
                                                     Larry W. Seay
                                                     Vice President of Finance &
                                                     Chief Financial Officer
                                       S-1