Form 10-Q
period 1998-09-30
MERITAGE CORP
filed 1998-11-13
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-9977


                              MERITAGE CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            MARYLAND                                             86-0611231
---------------------------------                            -------------------
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


 6613 NORTH SCOTTSDALE ROAD, SUITE 200
        SCOTTSDALE, ARIZONA                                        85250
----------------------------------------                         ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


                                 (602) 998-8700
              ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                           MONTEREY HOMES CORPORATION
              ---------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMAL FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ].

AS OF NOVEMBER 1, 1998; 5,326,273 SHARES OF MERITAGE CORPORATION COMMON STOCK WERE OUTSTANDING.

================================================================================

                                    MERITAGE
                          CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS




                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS:

            Consolidated Balance Sheets as of September 30, 1998 and
            December 31, 1997...........................................   3

            Consolidated Statements of Earnings for the Three and Nine
            Months ended September 30, 1998 and 1997....................   4

            Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 1998 and 1997...............   5

            Notes to Consolidated Financial Statements..................   6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.........................  10


PART II. OTHER INFORMATION

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  15

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................  15


SIGNATURES.............................................................. S-1

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 (UNAUDITED)
                                                 SEPTEMBER 30,      DECEMBER 31,
                                                    1998               1997
                                                 ------------       ------------
ASSETS

Cash and cash equivalents                      $  5,735,477        $  8,245,392
Real estate under development                   105,388,053          63,955,330
Option deposits                                   6,341,102           3,070,420
Other receivables                                 1,605,082             985,708
Residual interests                                       --           1,421,754
Deferred tax asset                               10,370,000          10,404,000
Goodwill                                         12,424,017           5,970,773
Property and equipment, net                       2,469,404           2,046,026
Other assets                                        824,053             534,101
                                               ------------        ------------

      Total Assets                             $145,157,188        $ 96,633,504
                                               ============        ============
LIABILITIES

Accounts payable and accrued liabilities       $ 23,054,436        $ 21,171,301
Home sale deposits                               12,808,356           6,204,773
Notes payable                                    45,167,907          22,892,250
                                               ------------        ------------

      Total Liabilities                          81,030,699          50,268,324
                                               ------------        ------------
STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share;
 50,000,000 shares authorized; issued
 and outstanding - 5,317,173 shares at
 September 30, 1998, and 5,255,440
 shares at December 31, 1997                         53,172              52,554
Additional paid-in capital                       98,753,822          97,819,584
Accumulated deficit                             (34,680,505)        (51,096,675)
Treasury stock - 53,046 shares at
 December 31, 1997                                       --            (410,283)
                                               ------------        ------------

      Total Stockholders' Equity                 64,126,489          46,365,180
                                               ------------        ------------

Total Liabilities and Stockholders' Equity     $145,157,188        $ 96,633,504
                                               ============        ============


          See accompanying notes to consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                        1998         1997         1998          1997
                                        ----         ----         ----          ----
Home sales revenues                 $68,416,768  $42,685,170  $160,538,271  $79,802,114
Cost of home sales                   54,447,139   36,005,313   129,771,511   67,833,859
                                    -----------  -----------  ------------  -----------
      Gross profit                   13,969,629    6,679,857    30,766,760   11,968,255

Residual and real estate loan
  interest income                            --    3,388,410     5,230,549    4,538,522
Commissions and other sales costs    (3,661,365)  (2,191,576)   (8,555,753)  (4,190,286)
General and administrative expense   (3,062,087)  (2,450,862)   (7,242,025)  (4,726,331)
Interest expense                       (119,030)    (109,372)     (314,624)    (109,372)
Other income                            434,298      119,000       720,705      424,748
Minority interest in net income
  of consolidated subsidiaries       (1,395,443)          --    (1,395,443)          --
                                    -----------  -----------  ------------  -----------

Earnings before income taxes          6,166,002    5,435,457    19,210,169    7,905,536
Income taxes                          1,898,000      356,482     2,794,000      580,155
                                    -----------  -----------  ------------  -----------

Net earnings                        $ 4,268,002  $ 5,078,975  $ 16,416,169  $ 7,325,381
                                    ===========  ===========  ============  ===========

Basic earnings per share            $      0.80  $      0.98  $       3.09  $      1.54

Diluted earnings per share          $      0.70  $      0.86  $       2.68  $      1.43


          See accompanying notes to consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                        1998            1997
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                    $  16,416,169   $  7,325,381
  Adjustments to reconcile net earnings to
    net cash used in operating activities:
  Depreciation and amortization                         963,540        149,735
  Deferred tax expense                                1,534,000             --
  Stock option compensation expense                   1,040,342      1,093,351
  Gain on sale of residual interest                  (5,180,046)    (2,713,808)
  Increase in real estate under development         (32,675,132)   (16,492,427)
  Increase in option deposits                        (2,580,682)    (1,874,245)
  (Increase) decrease in other receivables
    and other assets                                   (579,583)       430,930
  Increase in home sale deposits                      6,030,740      5,023,258
  (Increase) decrease in accounts payable
    and accrued liabilities                            (556,159)       737,317
                                                  -------------   ------------
     Net cash used in operating activities          (15,586,811)    (6,320,508)
                                                  -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in merger/acquisition                   785,403      1,306,998
  Cash paid for merger/acquisition                   (6,914,706)    (1,418,346)
  Increase in goodwill                               (4,596,728)      (872,737)
  Increase in property and equipment                   (986,598)      (458,764)
  Proceeds from sale of residual interest             6,600,000      3,100,000
  Principal payments received on real estate loans           --      2,124,544
  Real estate loans funded                                   --       (428,272)
  Decrease in short term investments                         --      4,696,495
                                                  -------------   ------------
     Net cash provided by (used in)
       investing activities                          (5,112,629)     8,049,918
                                                  -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                        120,341,231     45,753,834
  Repayment of borrowings                          (102,456,502)   (58,131,617)
  Stock options exercised                               304,796        118,592
  Dividends paid                                             --       (194,330)
                                                  -------------   ------------
     Net cash provided by (used in)
       financing activities                          18,189,525    (12,453,521)
                                                  -------------   ------------

Net decrease in cash and cash equivalents            (2,509,915)   (10,724,111)
Cash and cash equivalents at beginning of period      8,245,392     15,567,918
                                                  -------------   ------------
Cash and cash equivalents at end of period        $   5,735,477   $  4,843,807
                                                  =============   ============


           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

       Meritage Corporation (previously Monterey Homes Corporation, see Item 4 of Management's Discussion and Analysis of Financial Condition and Results of Operations) (the "Company") designs, builds and sells distinctive single-family homes ranging from first time move-up to semi-custom luxury in Arizona, Texas and now in California through the recent acquisition of Sterling Communities (See Note 4). The Company operates in the Phoenix and Tucson, Arizona metropolitan markets under the Monterey Homes brand name, in the Dallas/Fort Worth, Austin and Houston, Texas markets as Legacy Homes and in the San Francisco Bay and Sacramento, California markets as Meritage Homes of Northern California. The Company has undergone significant growth in recent periods and is pursuing a strategy of expanding the geographic scope of its operations.

       BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Meritage Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. Results for the three and nine months ended September 30, 1997 include the operations of Legacy Homes from July 1, 1997, the date Legacy was combined into the Company. The results of California operations are included from July 1, 1998, the date of acquisition, to September 30, 1998. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

       The components of real estate under development are as follows (in thousands):
                                             (UNAUDITED)
                                          SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                          ------------------   -----------------
Homes under contract, in production           $ 54,523             $29,183
Finished lots and lots under development        39,836              28,471
Model homes and homes held for resale           11,029               6,301
                                              --------             -------
                                              $105,388             $63,955
                                              ========             =======

       The Company capitalizes certain interest costs incurred on homes in production and lots under development. Such capitalized interest is allocated to real estate under development and included in cost of home sales in the accompanying statements of earnings when the units are delivered. The following tables summarize interest capitalized and interest expensed (in thousands):

                                             QUARTER ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                             1998     1997     1998       1997
                                             ----     ----     ----       ----
Beginning unamortized capitalized interest $ 2,130   $1,166   $ 1,890   $    --
Interest capitalized                         1,608      930     3,092     2,516
Interest amortized in cost of home sales    (1,199)    (346)   (2,443)     (766)
                                           -------   ------   -------   -------
Ending unamortized capitalized interest    $ 2,539   $1,750   $ 2,539   $ 1,750
                                           =======   ======   =======   =======

Interest incurred                          $ 1,727   $1,039   $ 3,406   $ 2,625
Interest capitalized                        (1,608)    (930)   (3,092)   (2,516)
                                           -------   ------   -------   -------
Interest expense                           $   119   $  109   $   314   $   109
                                           =======   ======   =======   =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3 - NOTES PAYABLE

       Notes  payable  consist  of the  following  (in  thousands):

                                                    (UNAUDITED)
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1998            1997
                                                       ----            ----
$50  million  bank  construction  line of  credit,
 interest  payable  monthly   approximating   prime
 (8.25% at September  30,  1998),  or LIBOR (30 day
 LIBOR  5.4% at  September  30,  1998)  plus  2.25%
 payable  at  the   earlier  of  close  of  escrow,
 maturity date of individual  homes within the line
 or  January 1,  1999,  secured  by first  deeds of
 trust on homes                                      $ 19,928        $ 4,664

$50  million  bank  construction  line of  credit,
 interest payable monthly  approximating  prime, or
 LIBOR plus 2.5% payable at the earlier of close of
 escrow,  maturity date of individual  homes within
 the line or July 31, 1999,  secured by first deeds
 of trust on homes                                     13,672          9,769

$20  million  bank   acquisition  and  development
 credit   facility,    interest   payable   monthly
 approximating   prime  or  LIBOR  payable  at  the
 earlier of funding of construction financing,  the
 maturity  date of individual  projects  within the
 line or June 19,  2000,  secured by first deeds of
 trust on land                                          4,435          2,394

Other    acquisition   and   development    credit
 facilities totaling $4.5 million, interest payable
 monthly  ranging  from  prime to prime  plus .25%;
 payable at the earlier of funding of  construction
 financing or the maturity  date of the  individual
 projects, secured by first deeds of trust on land.     2,533             --

Senior   subordinated   unsecured  notes  payable,
 maturing October 15, 2001, annual interest of 13%,
 payable   semi-annually,   principal   payable  at
 maturity date (See Note 7)                             4,555          6,000

Other                                                      45             65
                                                      -------        -------

     Total                                            $45,168        $22,892
                                                      =======        =======
NOTE 4 - COMBINATIONS AND ACQUISITIONS

LEGACY HOMES

       On May 29, 1997, the Company signed a definitive agreement to combine with Legacy Homes, Ltd. and Legacy Enterprises, Inc. (together, "Legacy Homes"), which included the homebuilding and related mortgage service business of Legacy Homes Ltd. and its affiliates. This transaction (the "Legacy Combination" or "Combination") was effective on July 1, 1997. Legacy Homes designs, builds and sells entry-level and move-up homes, is headquartered in the Dallas/Forth Worth metropolitan area and was founded in 1988 by its current President, John Landon.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       In connection with the Legacy Combination, John Landon entered into a four-year employment agreement with the Company and is currently a Managing Director of the Company and President and Chief Executive Officer of the Company's Texas division. Mr. Landon was also granted an option to purchase 166,667 shares of the Company's common stock and was appointed to the Company's Board of Directors.

STERLING COMMUNITIES

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

       The consideration for the assets and stock acquired, and certain liabilities assumed, consisted of $6.9 million in cash (paid out of working capital) and deferred contingent payments for the four years following the close of the transaction. The deferred contingent payments will be equal to 20% of the pre-tax income of the Northern California division of the Company and will be expensed as earned. Unpaid contingent amounts were approximately $242,000 at September 30, 1998.

       The assets purchased from the Sterling Entities principally consist of real property and other residential homebuilding assets located in the San Francisco Bay and Sacramento areas of California. The Company will continue the operations of Sterling under the name Meritage Homes of Northern California.

       In connection with the transaction, Steve Hafener has entered into a four-year employment agreement with the Company, pursuant to which he has been appointed Vice President and Division Manager of the Company's newly acquired Northern California operations.

NOTE 5 - EARNINGS PER SHARE

       A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 follows (in thousands, except for per share amounts):

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                       1998       1997         1998        1997
                                       ----       ----         ----        ----
Net earnings                         $4,268      $5,079      $16,416      $7,325
Basic EPS - Weighted average
 shares outstanding                   5,317       5,197        5,313       4,751
                                     ------      ------      -------      ------

Basic earnings per share             $ 0.80      $ 0.98      $  3.09      $ 1.54
                                     ======      ======      =======      ======
Basic EPS - Weighted average
  shares outstanding                  5,317       5,197        5,313       4,751

Effect of dilutive securities:
  Contingent shares                     129         149          150          88
  Stock options                         622         550          660         278
                                     ------      ------      -------      ------
Dilutive EPS - Weighted
 average shares outstanding           6,068       5,896        6,123       5,117
                                     ------      ------      -------      ------

Diluted earnings per share           $ 0.70      $ 0.86      $  2.68      $ 1.43
                                     ======      ======      =======      ======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6 - INCOME TAXES

        The components of income tax expense are (in thousands):

                               QUARTER ENDED       NINE MONTHS ENDED
                                SEPTEMBER 30,        SEPTEMBER 30,
                            1998        1997       1998        1997
                            ----        ----       ----        ----
Current:
  Federal                 $   99      $   93      $  325      $  135
  State                      265         263         935         445
                          ------      ------      ------      ------
                             364         356       1,260         580
                          ------      ------      ------      ------
Deferred
  Federal                  1,534          --       1,534          --
  State                       --          --          --          --
                          ------      ------      ------      ------
                           1,534          --          --          --
                          ------      ------      ------      ------

Total                     $1,898      $  356      $2,794      $  580
                          ======      ======      ======      ======

       Deferred  tax  assets  and  liabilities   have  been  recognized  in  the
consolidated balance sheets due to temporary differences and carryforwards as follows (in thousands):

                                     SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                     ------------------     -----------------
Net operating loss carryforward          $ 8,645               $13,895
Residual interest basis differences           --                   970
Real estate basis differences                379                   590
Debt issuance costs                          246                   310
Deductible merger/acquisition costs          355                   260
AMT credit                                   545                   220
Other                                        250                    80
                                         -------               -------
                                          10,420                16,325
Valuation allowance                           --                (5,891)
                                         -------               -------
                                          10,420                10,434
Deferred tax liabilities                     (50)                  (30)
                                         -------               -------
        Net deferred tax asset            10,370                10,404
                                         =======               =======

       Management of the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

       CARRYFORWARDS

       At September 30, 1998, the Company had federal and state net operating loss carryforwards of $24 million and $500,000, respectively. The federal and state carryforwards expire beginning in 2007 and 1998, respectively.

NOTE 7 - SUBSEQUENT EVENTS

       On October 2, 1998, the Company issued $15 million of senior unsecured notes in a private placement transaction at an effective interest rate of 9.17%. The notes, due September 1, 2005, require quarterly interest payments, and $5M principal payments are to be made on September 1, 2003 and 2004. The notes also include various Company covenants, including, but not restricted to limitations on indebtedness, minimum consolidated net worth, restrictions on investments and limitations on land and lots.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       On October 30, 1998, the $4,555,000 balance of the senior subordinated unsecured notes payable was paid in full, along with a premium of approximately $296,000 and interest of approximately $28,000.


                 ----------------------------------------------


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

       RESULTS OF OPERATIONS

       The following discussion and analysis provides information regarding the results of operations of the Company and its subsidiaries for the three and nine months ended September 30, 1998 and September 30, 1997. All material balances and transactions between the Company and its subsidiaries have been eliminated. The 1997 results include the operations of Legacy Homes from July 1, 1997, the Combination date, to September 30, 1997. The 1998 results include the operations of the Northern California division from July 1, 1998, the acquisition date, to September 30, 1998. This discussion should be read in conjunction with the
Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

       HOME SALES REVENUES

       Home sales revenue is the product of the number of units closed during the period and the average sales price per unit. The following table presents comparative third quarter and first nine months 1998 and 1997 housing revenues for the total Company, and the Arizona, Texas and California divisions individually (dollars in thousands):

                      MERITAGE CORPORATION AND SUBSIDIARIES

                         QUARTER ENDED    DOLLAR/UNIT   PERCENTAGE    NINE MONTHS ENDED   DOLLAR/UNIT  PERCENTAGE
                         SEPTEMBER 30,     INCREASE      INCREASE       SEPTEMBER 30,      INCREASE     INCREASE
                       1998      1997     (DECREASE)    (DECREASE)     1998      1997     (DECREASE)   (DECREASE)
                       ----      ----     ----------    ----------     ----      ----     ----------   ----------
TOTAL
Dollars              $68,416    $42,685    $25,731          60%      $160,538   $79,802     $80,736        101%
Units Closed             346        202        144          71%           874       307         567        185%
Average Sales Price  $ 197.7    $ 211.3    $ (13.6)         (6%)     $  183.7   $ 259.9     $ (76.2)       (29%)

TEXAS*
Dollars              $34,766    $19,658    $15,108          77%      $ 93,613   $39,728     $53,885        136%
Units Closed             255        136        119          88%           681       409         272         67%
Average Sales Price  $ 136.3    $ 144.5    $  (8.2)         (6%)     $  137.5   $  97.1     $  40.4         42%

ARIZONA
Dollars              $19,911    $23,027    $(3,116)        (14%)     $ 53,186   $60,144     $(6,958)       (12%)
Units Closed              59         66         (7)        (11%)          161       171         (10)        (6%)
Average Sales Price  $ 337.5    $ 348.9    $ (11.4)         (3%)     $  330.3   $ 351.7     $(21.40)        (6%)

CALIFORNIA
Dollars              $13,739        N/A        N/A         N/A       $ 13,739       N/A         N/A        N/A
Units Closed              32        N/A        N/A         N/A             32       N/A         N/A        N/A
Average Sales Price  $ 429.3        N/A        N/A         N/A       $  429.3       N/A         N/A        N/A

* Nine month 1997 Texas information includes pre-combination results and is for comparative purposes only.

       The increase in total home sales revenue was primarily driven by an increase in unit deliveries and the addition of California operations. Lower average sales price in 1998 is due to the delivery of an increased number of lower priced homes in the Texas market, where the Company's focus is on entry-level and move-up homes. The decrease in Arizona closings for the third quarter and first nine months was caused primarily by construction delays due to unseasonably wet weather in the first part of the year.

GROSS PROFIT

       Gross profit equals home sales revenue net of cost of home sales, which includes developed lot costs, unit construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The following table presents comparative third quarter and first nine months 1998 and 1997 housing gross profit (dollars in thousands):

                                  QUARTER ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------          -------------------------------
                                          DOLLAR   PERCENTAGE                      DOLLAR   PERCENTAGE
                          1998    1997   INCREASE   INCREASE     1998     1997    INCREASE   INCREASE
                          ----    ----   --------   --------     ----     ----    --------   --------
TOTAL
Dollars                $13,970  $6,680    $7,290      109%     $30,767  $11,968    $18,799     157%
Percentage of housing
 Revenues                  20%      16%        4%      25%          19%      15%         4%     27%

       The dollar increase in gross profit for the three and nine months ended September 30, 1998, is attributable to gross margin improvements in certain of the Company's markets, along with the continuation of strong overall market conditions.

                      MERITAGE CORPORATION AND SUBSIDIARIES


       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative (SG&A) expenses as a percentage of homebuilding revenues were 9.8% for the three months ended September 30, 1998 compared to 10.9% for the same period in the prior year. For the nine month period ended September 30, 1998, SG&A expenses were 9.8% of homebuilding revenues compared to 11.2% for the same period in the prior year. The percentage decreases are principally due to the inclusion of revenues from the Legacy Combination and Sterling Acquisition, without corresponding increases in Corporate overhead. In addition, Legacy Homes has traditionally operated at a somewhat lower overhead burden as a percent of home sales revenue than the Arizona division.

       INCOME TAXES

       The effective tax rate increased to 31% for the quarter ended September 30, 1998 compared to 7% for the third quarter of the previous year. This increase resulted from deferred tax expense recorded in connection with the full reduction of the Company's valuation allowance. In future periods the Company expects to have an effective tax rate approximating the statutory federal and state tax rates.

       MINORITY INTEREST

       The increase in minority interest for the three and nine months ended September 30, 1998 is due to the acquisition by the Company of Sterling Communities, which included two 50% owned limited partnership interests which are controlled by the Company. The minority interest partners' share of net income has been recorded as an expense by the Company. The limited partnerships are expected to be dissolved by December 31, 1998.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal uses of working capital are land purchases, lot development and home construction. The Company uses a combination of borrowings and funds generated by operations to meet its working capital requirements.

       At September 30, 1998, the Company had available short-term secured revolving construction loan facilities totaling $100 million and acquisition and development facilities totaling $24.5 million, of which approximately $36.1 and $7 million were outstanding, respectively, with $12.8 million of unborrowed funds available, supported by approved collateral. The Company also had outstanding $4.6 million in unsecured, senior subordinated notes due October 15, 2001, which were paid off in October 1998 (See Note 7).

       Management believes that the Company's current borrowing capacity and cash on hand at September 30, 1998 are sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs and the amount and types of indebtedness that the Company may incur may be limited by the terms of the indenture governing its senior subordinated notes and the credit agreements.

       NET ORDERS

       Net orders represent the number of units ordered by customers (net of units canceled) multiplied by the average sales price per units ordered. The following table presents comparative third quarter and first nine months 1998 and 1997 net orders (dollars in thousands):

                      MERITAGE CORPORATION AND SUBSIDIARIES

                             QUARTER ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                             ---------------------------               -------------------------------
                                        DOLLAR/UNIT  PERCENTAGE                      DOLLAR/UNIT  PERCENTAGE
                                         INCREASE     INCREASE                         INCREASE    INCREASE
                       1998      1997   (DECREASE)   (DECREASE)    1998       1997    (DECREASE)  (DECREASE)
                       ----      ----   ----------   ----------    ----       ----    ----------  ----------
TOTAL
Dollars              $65,327   $55,526    $9,801        18%      $225,455   $109,467   $115,988      106%
Units ordered            309       270        39        14%         1,196        439        757      172%
Average sales price  $ 211.4   $ 205.7    $  5.7         3%      $  188.5   $  294.4   $ (105.9)     (36%)

TEXAS
Dollars              $36,007   $26,704    $9,303        35%      $134,440   $ 53,349   $ 81,091      152%
Units ordered            234       195        39        20%           934        574        360       63%
Average sales price  $ 153.9   $ 136.9    $ 17.0        12%      $  143.9   $   92.9   $   51.0       55%

ARIZONA
Dollars              $28,687   $28,822      (135)       **       $ 90,382   $ 82,763   $  7,619        9%
Units ordered             74        75        (1)       **            261        244         17        7%
Average sales price  $ 387.6   $ 384.3    $  3.3        **          346.3   $  339.2   $    7.1        2%

CALIFORNIA
Dollars              $   633       N/A       633        N/A      $    633        N/A        633      N/A
Units ordered              1       N/A         1        N/A             1        N/A          1      N/A
Average sales price  $   633       N/A       633        N/A      $    633        N/A        633      N/A

* Nine month 1997 Texas information includes pre-combination results and is for comparative purposes only.
** Less than 1%

       Total net orders increased in the third quarter of 1998 compared to 1997 due to the increase in first time move-up sales, as well as improvements in overall market conditions.

       The Company does not include sales which are contingent on the sale of the customer's existing home as orders until the contingency is removed. Historically, the Company has experienced a cancellation rate of less than 16% of gross sales.

       NET SALES BACKLOG

       Backlog represents net orders of the Company which have not closed. The following table presents comparative 1998 and 1997 net sales backlog for the total Company and the Arizona, Texas and California divisions individually (dollars in thousands):

                                                   DOLLAR/UNIT  PERCENTAGE
                               AT SEPTEMBER 30,     INCREASE     INCREASE
TOTAL                        1998         1997     (DECREASE)   (DECREASE)
                             ----         ----     ----------   ----------
 Dollars                  $182,461     $117,780     $64,681        55%
 Units in backlog              835          555         280        50%
 Average sales price      $  218.5     $  212.2     $   6.3         3%

TEXAS
 Dollars                  $ 82,857     $ 50,183     $32,674        65%
 Units in backlog              557          362         195        54%
 Average sales price      $  148.8     $  136.6     $  12.2         9%

ARIZONA
 Dollars                  $ 94,142     $ 67,597     $26,545        39%
 Units in backlog              268          193          75        39%
 Average sales price      $  351.3     $  350.2     $   1.1         *

CALIFORNIA
 Dollars                  $  5,462          N/A         N/A       N/A
 Units in backlog               10          N/A         N/A       N/A
 Average sales price      $ 546.20          N/A         N/A       N/A

* Less than 1%

                      MERITAGE CORPORATION AND SUBSIDIARIES

       Total dollar backlog at September 30, 1998 increased 55% over the previous year due to a increase in units ordered along with a slight increase in average sales price.

       Texas dollar and unit backlog at September 30, 1998 is up 65% and 54%, respectively, over the prior year due to increased orders, expansion into the Houston market and the successful introduction of new product offerings in the Austin market designed to meet the current demand.

       YEAR 2000 ISSUE

       The year 2000 presents potential concerns for business computing due to calculation problems from the use of a two-digit format as the year changes from 1999 to 2000. The problem affects certain computer software, hardware, and other systems containing processors and embedded chips. Consequently, information technology ("IT") systems and non-IT systems (collectively, "Business Systems") may not be able to accurately process certain transactions before, during, or after January 1, 2000. As a result, business and governmental agencies are at risk for potential disruption to their business from Business Systems malfunctions or failures. This is commonly referred to as the Year 2000 ("Y2K") issue. The Company could be impacted by failures of its own Business Systems as well as those of its suppliers and business partners, and is in the process of implementing its Y2K compliance program that consists of Business Systems identification, testing and remediation, assessments of critical suppliers, and contingency planning.

       The first component of the compliance program is to identify the Business Systems of the Company for purposes of evaluating for Y2K compliance. This phase is complete as the critical computer programs, hardware, and other equipment have been identified for evaluation to determine which systems are compliant and which systems will be replaced or remediated.

       The second part of the program is the evaluation and replacement or remediation of the Company's Business Systems that are not Y2K compliant. The Company is in the process of converting to a new version of the homebuilding database system currently in use by the Company, which has reduced the scope of the compliance program, and expects the conversion to be completed by the end of 1998. The Company believes the replacement or remediation of the critical Business Systems will be substantially complete by June 1, 1999.

       Critical suppliers and business partners ("Key Business Partners") have been identified and steps are being taken to ascertain their Y2K readiness. These steps include interviews, questionnaires and other types of inquiries. Because of the number of Business Systems used by Key Business Partners and the varying levels of Y2K readiness, it is difficult to assess the likelihood and impact of a malfunction due to this issue. The Company is not currently aware of any business relationships with Key Business Partners that it believes will likely result in a significant disruption of its business. However, a Y2K failure could occur and have an adverse impact on the Company. Management currently believes its greatest risk is with suppliers, banking and financial institutions, and suppliers of telecommunications services, all of which are operating within the United States. Potential consequences of the Company or its Key Business Partners Business Systems not being Y2K compliant include delays in receiving inventory and supplies.

       Concurrent with the remediation and evaluation of the Business Systems of the Company and its Key Business Partners, contingency plans are being developed to mitigate the risks that could occur in the event of a Y2K related business disruption. Contingency plans may include increasing inventory levels, securing additional financing or other actions deemed prudent. Estimated costs associated with developing and implementing contingency measures are expected to be minimal.

                      MERITAGE CORPORATION AND SUBSIDIARIES

       It is currently estimated that the remediation and testing of the Company's Business Systems will cost approximately $100,000 and will be expensed in the period incurred and funded through cash flows from operations. Expenses to date have approximated $35,000. The financial impact is not expected to be material to the Company's financial position or results of operations.

       The scheduled completion dates and costs associated with the various components of the Y2K compliance program described above are estimated and are subject to change.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On September 16, 1998, the Company held a Special Meeting of Shareholders, at which the name Monterey Homes Corporation was changed to Meritage Corporation. Voting results are as follows:

                                              APPROVAL OF AMENDMENT TO
                                                CHANGE CORPORATE NAME
                                                ---------------------
            Shares FOR                                5,023,137
            Shares AGAINST                               39,723
            Shares ABSTAINED                             10,174


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

     Exhibit
     Number                Description                 Page or Method of Filing
     ------                -----------                 ------------------------

      2.1  Agreement of Purchase and Sale of Assets,  Incorporated by reference
           dated as of May 20, 1997, by and among     to Exhibit 2 of the Form
           the  Company,   Legacy  Homes,   Ltd.,     8-K/A dated June 18, 1997.
           Legacy Enterprises, Inc., and John and
           Eleanor Landon

      3.1  Amendment to Articles of Incorporation     Filed herewith.

      3.2  Restated Articles of Incorporation of      Filed herewith.
           the Company

      3.4  Amended and Restated Bylaws of the         Incorporated by reference
            Company                                   to Exhibit 3.3 to the
                                                      Form S-3 Registration
                                                      Statement No. 333-58793
                                                      ("S-3 #333-58793").

                      MERITAGE CORPORATION AND SUBSIDIARIES


      4.1  Note Purchase Agreement                    Filed herewith.

      27   Financial Data Schedule and Restated       Filed herewith.
           1997 Financial Data Schedule

      99   Private Securities Reform Act of 1995      Filed herewith.
           Safe Harbor Compliance Statement for
           Forward-Looking Statements

      (b)   Reports filed on Form 8-K

            A Current Report on Form 8-K, dated July 15, 1998 was filed with the Securities and Exchange Commission. This report related to the acquisition of Sterling Communities, a California homebuilder.

                              MERITAGE CORPORATION


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                             MERITAGE CORPORATION
                                             A MARYLAND CORPORATION




November 13, 1998                            By: /s/ LARRY W. SEAY
                                                --------------------------------
                                                Larry W. Seay
                                                Vice President of Finance &
                                                Chief Financial Officer