Form 10-K405
period 1998-12-31
MERITAGE CORP
filed 1999-03-23
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to__________

                          Commission File Number 1-9977

                              MERITAGE CORPORATION
                      (Formerly Monterey Homes Corporation)
             (Exact Name of Registrant as specified in its charter)

                               Maryland 86-0611231
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

                   6613 North Scottsdale Road, Suite 200 85250
                         Scottsdale, Arizona (Zip Code)
                    (Address of principal executive offices)

                                 (602) 998-8700
              (Registrant's telephone number, including area code)

                        -------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At  March  15,  1999  the  aggregate  market  value  of  common  stock  held  by non-affiliates of the Registrant was $35,478,619. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock on March 15, 1999 was 5,425,830.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions from the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 1999 have been incorporated by reference into
Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
PART I

  Item 1.    Business.......................................................   3

  Item 2.    Properties.....................................................  12

  Item 3.    Legal Proceedings..............................................  12

  Item 4.    Submission of Matters to a Vote of Security Holders............  12

PART II

  Item 5.    Market for the Registrant's Common Stock and Related
             Stockholder Matters ...........................................  13

  Item 6.    Selected Financial Data .......................................  14

  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................  15

  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....  22

  Item 8.    Financial Statements and Supplementary Data....................  22

  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ...........................  39

PART III

  Item 10.   Directors and Executive Officers of the Registrant.............  39

  Item 11.   Executive Compensation.........................................  39

  Item 12.   Security Ownership of Certain Beneficial Owners
             and Management ................................................  39

  Item 13.   Certain Relationships and Related Transactions ................  39

PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ...................................................  40

SIGNATURES ................................................................. S-1

                                     PART I

ITEM 1. BUSINESS

HISTORY OF THE COMPANY

         Meritage Corporation ("Meritage" or the "Company") designs, constructs and sells single family homes ranging from entry-level to semi-custom luxury in three large and growing Sunbelt states; Arizona, Texas and California. Meritage has recently undergone significant growth and at December 31, 1998, was actively selling homes in 36 communities. Meritage pursues a strategy of diversifying its product mix and the geographic scope of its operations.

         Meritage originally was formed as a real estate investment trust ("REIT") under the name of Homeplex Mortgage Investments Corporation. Homeplex invested in mortgage-related assets and selected real estate loans. On December 31, 1996, the Company acquired by merger the homebuilding operations of various entities under the Monterey Homes name (the "merger"). Following the merger the Company focused on the business of homebuilding, and changed its name to Monterey Homes Corporation. On July 1, 1997, as part of its strategy to further diversify operations, the Company combined with Legacy Homes (the "combination"), a group of entities with homebuilding operations in Texas. Legacy has been in business since 1987, and designs, builds and sells entry-level and move-up homes. In July 1998, the Company acquired Sterling Communities, a homebuilder in northern California. In September 1998, with shareholder approval, Meritage Corporation became the new corporate name. Operations continue in Arizona under the Monterey Homes name, in Texas as Legacy Homes and in California as Meritage Homes of Northern California.

         As a result of losses from operations as a REIT through December 31, 1996, the Company had net operating loss carryforwards of $53 million for federal income tax purposes. At December 31, 1998 approximately $12.5 million of the carryforward remained unused. Accordingly, Meritage currently pays limited income taxes.

BUSINESS STRATEGY

         Meritage seeks to distinguish itself from other production homebuilders and to respond rapidly to changing market conditions through a business strategy focused on the following:

         SUPERIOR DESIGN AND QUALITY. Meritage believes it maximizes customer satisfaction by offering homes that are built with quality materials and craftsmanship, exhibit distinctive design features and are situated in premium locations. The Company believes that it generally offers higher caliber homes in their defined price range or category than those built by its competitors.

         PRODUCT BREADTH. Meritage offers new homes to a wide variety of consumers. In Arizona, the focus is on the luxury market, which is characterized by unique communities and distinctive luxury homes, and the move-up homebuyers' market. Continued expansion into the first and second-time move-up segments of the Arizona market reflects the Company's desire to increase its share of the overall housing market in the Phoenix and Tucson metropolitan areas. In Texas, Meritage targets entry-level and move-up buyers, offering homes at prices that reflect the production efficiencies of a high-volume tract builder. In California, the focus is on quality first and second-time move-up homes. This product breadth and geographical diversity helps to reduce exposure to variable economic cycles.

         HIGHEST LEVEL OF SERVICE. Meritage is committed to achieving the highest level of customer satisfaction as an integral part of its competitive strategy. During the sales process the Company's experienced sales personnel keep customers informed of their home's construction progress. After delivery, the Meritage customer care departments deal with any questions or warranty matters a customer may have.

         CONSERVATIVE LAND ACQUISITION POLICY. The Company seeks to maximize its return on capital employed by practicing a conservative land acquisition policy that minimizes risks associated with land investment. Meritage generally purchases land subject to complete entitlement, including zoning and utility services, with a focus on development sites where the Company expects to have less than a three-year lot inventory. Lots are often controlled on a non-recourse, rolling option basis where Meritage has the right, but not the obligation, to buy lots at predetermined prices based on a takedown schedule which reflects anticipated home closings. To date, Meritage has not speculated in raw land held for investment.

         PENETRATION OF NEW MARKETS. Depending on market conditions, Meritage may explore expansion opportunities in other parts of the country, targeting its market niches in areas where it perceives an ability to exploit a competitive advantage. Expansion may take place through strategic acquisitions of other existing homebuilders or through internal growth.

         COST MANAGEMENT. Throughout its history, Meritage has focused on controlling costs and minimizing overhead, and considers this a key factor in maintaining profitability. Management seeks to reduce costs by:

     + using subcontractors to carry out home construction and site improvement on a fixed-price basis;
     + reducing interest carry by minimizing its inventory of unsold homes and shortening the home construction cycle;
     + obtaining favorable pricing from subcontractors through long-term relationships and large volume jobs;
     +    minimizing overhead by centralizing certain administrative activities;
          and
     + maintaining management information systems to allow the monitoring of homebuilding production, scheduling and budgeting.

         DECENTRALIZED OPERATING STRUCTURE WITH EXPERIENCED DIVISION MANAGERS. Meritage relies upon the expertise of divisional managers, each with significant experience in the homebuilding industry, to serve the needs of its regional markets. Corporate-level management provides centralized control for risk elements such as land acquisition approval, financing, cash management, capital allocation and risk management.

MARKETS AND PRODUCTS

         Meritage operates in the Phoenix and Tucson, Arizona markets using the Monterey Homes brand name, in the Dallas/Fort Worth, Austin and Houston, Texas markets as Legacy Homes and in the San Francisco Bay and Sacramento, California markets as Meritage Homes of Northern California. The Company believes that these areas represent attractive homebuilding markets with opportunities for long-term growth. Meritage also believes that its operations in certain markets, such as Phoenix and Dallas/Fort Worth, are well established and that it has developed a reputation for building distinctive quality homes within the market segments served by these communities.

         Meritage-built homes range from entry-level to semi-custom luxury, with base prices ranging from $100,000 to $600,000. A summary of activity by market and product type follows (dollars in thousands).

                     NUMBER OF     AVERAGE   UNITS IN   DOLLAR VALUE                  NUMBER OF
                    HOMES CLOSED   CLOSING  BACKLOG AT   OF BACKLOG    HOME SITES      ACTIVE
                      IN 1998       PRICE    YEAR END    AT YEAR END  REMAINING(1)  SUBDIVISIONS
                    ------------   -------  ----------  ------------  ------------  ------------
Arizona - Luxury         197      $  402.3     146        $ 59,721          474           6
Arizona - Move-up        120         222.4      34           6,658        1,097           5
Texas - Move-up          633         148.4     392          62,584        1,326          17
Texas - Entry level      299         121.4     111          14,594          925           6
California - Move-up      42         456.7       5           1,737          773           2
                       -----      --------     ---        --------        -----          --
  Total Company        1,291      $  198.3     688        $145,294        4,595          36
                       =====      ========     ===        ========        =====          ==

(1) "Home Sites Remaining" is the number of homes that could be built both on the remaining lots available for sale and land to be developed into lots as estimated by management.

LAND ACQUISITION AND DEVELOPMENT

         Meritage usually purchases land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Even though entitlements are usually obtained before land is purchased, the Company is still required to secure a variety of other governmental approvals and permits during development. The process of obtaining such approvals and permits can substantially delay the development process. For this reason, Meritage may consider purchasing unentitled property in the future when it can do so in a manner consistent with its business strategy.

         Meritage selects land for development based upon a variety of factors, including:

     +    internal and external demographic and marketing studies;
     + project suitability, which are generally developments with fewer than 150 lots;
     + suitability for development generally within a one to three year time period from the beginning of the development process to the delivery of the last home;
     + financial review as to the feasibility of the proposed project, including projected profit margins, return on capital employed, and the capital payback period;
     +    the ability to secure governmental approvals and entitlements;
     +    results of environmental and legal due diligence;
     +    proximity to local traffic corridors and amenities; and
     + management's judgment as to the real estate market, economic trends, and experience in a particular market.

         The Company occasionally purchases larger properties consisting of 200 to 500 lots or more if the situation presents an attractive profit potential and acceptable risk limitations.

         Meritage acquires land through purchases and rolling option contracts. Purchases are financed through traditional bank financing or through working capital. Rolling options allow Meritage to control lots and land through a third party who owns or buys the property on which Meritage plans to build homes. Meritage enters into an option contract with the third party to purchase finished lots as home construction begins. The option contracts are generally non-recourse and require non-refundable deposits of 2% to 10% of the sales price. Meritage acquires a majority of its land through rolling option contracts.

         Once Meritage has acquired land, it generally initiates development through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other refinements. Meritage often builds homes in master planned communities with home sites that are along or near a major amenity, such as a golf course.

         Meritage develops a design and marketing concept for each project, which includes determination of size, style and price range of homes, street layout, size and layout of individual lots, and overall community design. The product line offered in a particular project depends upon many factors, including the housing generally available in the area, the needs of a particular market, and the Company's lot costs for the project.

         Meritage occasionally uses partnerships or joint ventures to purchase and develop land where these arrangements are necessary to acquire the property or appear to be otherwise economically advantageous.

         The following table presents land owned or land under contract or option by market as of December 31, 1998.

                                                   LAND UNDER CONTRACT
                              LAND OWNED(1)            OR OPTION(1)
                         ---------------------    ---------------------
                                   LOTS UNDER               LOTS UNDER
                         FINISHED  DEVELOPMENT    FINISHED  DEVELOPMENT
                           LOTS    (ESTIMATED)      LOTS    (ESTIMATED)   TOTAL
                         --------  -----------    --------  -----------   -----
ARIZONA:
Phoenix Area                 85         351           87         544      1,067
Tucson Area                 122          --           84         327        533
                            ---       -----          ---       -----      -----
Total Arizona               207         351          171         871      1,600
                            ---       -----          ---       -----      -----
TEXAS:
Dallas/Ft. Worth Area       280         961          291         371      1,903
Austin Area                  14         107           69         201        391
Houston Area                 51          --           43         166        260
                            ---       -----          ---       -----      -----
Total Texas                 345       1,068          403         738      2,554
                            ---       -----          ---       -----      -----
CALIFORNIA:
Sacramento Area               1          --           32         226        259
San Francisco Bay Area       --          --           --         492        492
                            ---       -----          ---       -----      -----
Total California              1          --           32         718        751
                            ---       -----          ---       -----      -----
TOTAL COMPANY               553       1,419          606       2,327      4,905
                            ===       =====          ===       =====      =====
(1)  Excludes lots with finished homes or homes under construction

CONSTRUCTION

         Meritage is the general contractor for its projects and typically hires subcontractors on a project-by-project or reasonable geographic proximity basis to complete construction at a fixed price. The Company usually enters into agreements with subcontractors and materials suppliers after receiving competitive bids on an individual basis. Meritage obtains information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Meritage occasionally enters into longer-term contracts with subcontractors and suppliers if management can obtain more favorable terms. The Company's project managers and field superintendents, who coordinate and supervise the activities of subcontractors and suppliers, subject the work to quality and cost controls, and assure compliance with zoning and building codes.

         Meritage specifies that quality, durable materials be used in construction of its homes and does not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, management negotiates price and volume discounts with manufacturers and suppliers on behalf of its subcontractors to take advantage of Meritage's production volume. Usually, access to the Company's principal subcontracting trades, materials and supplies is readily available in each of its markets. Prices for these goods and services may fluctuate due to various factors, including supply and demand shortages that may be beyond the Company's or its vendors' control. Meritage believes that its relations with suppliers and subcontractors are good.

         Meritage generally builds and sells homes in clusters or phases within a project, which management believes creates efficiencies in land development and construction, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. A typical Meritage home is completed within three to eight months from the start of construction, depending upon home size and complexity. Schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Meritage homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time.

         The Company generally provides a one-year limited warranty on workmanship and building materials with each home. Subcontractors usually provide an indemnity and a certificate of insurance prior to receiving payment for their work and, therefore, claims relating to workmanship and materials are usually the primary responsibility of the subcontractors. Reserves for future warranty costs are established based on historical experience within each division or region, and are recorded when the homes are delivered. Reserves range from 3/10 of one per cent to 3/4 of one percent of a home's sale price. To date, these reserves have been sufficient to cover warranty repair.

MARKETING AND SALES

         The Company believes that it has an established reputation for developing high quality homes, which helps generate interest in each new project. Meritage also uses advertising and other promotional activities, including magazine and newspaper advertisements, brochures, direct mail, and the placement of strategically located signs in the immediate areas of its developments.

         Meritage uses furnished model homes as a tool in demonstrating the competitive advantages of its home designs and features to prospective homebuyers. Meritage generally employs or contracts with interior designers who are responsible for creating an attractive model home for each product line within a project. The Company generally builds between one and four model homes for each active community, depending upon the number of homes to be built in the project and the products to be offered. Meritage occasionally sells its model homes and leases them back from buyers who purchased the homes for investment purposes or who do not intend to move in immediately. A summary of model homes owned or leased follows:

                    MODEL HOMES   MODEL HOMES     MONTHLY LEASE     MODELS UNDER
                       OWNED      LEASED BACK        AMOUNT         CONSTRUCTION
                    -----------   -----------     -------------     ------------
Arizona                 16             9             $23,000              7
Texas                   22             -                  --              7
California               3             -                  --              3
                        --            --             -------             --
     Total              41             9             $23,000             17
                        ==            ==             =======             ==

         The Company's homes generally are sold by full-time, commissioned sales employees who typically work from a sales office located in the model homes for each project. The Company's goal is to ensure that the sales force has extensive knowledge of its operating policies and housing products. To achieve this goal, Meritage trains its sales personnel and conducts periodic meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans, and the available product lines, pricing, options, and warranties offered. Sales personnel are licensed real estate agents where required by law. Independent brokers also sell Meritage homes, and are usually paid a sales commission on the base price of the home.

         The Company occasionally offers various sales incentives, such as landscaping and certain interior home improvements, to attract buyers. The use and type of incentives depends largely on economic and competitive market conditions.

BACKLOG

         Most Meritage home sales are made under standard sales contracts signed before construction of the home begins. The contracts require substantial cash deposits and are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered "backlog". Meritage does not recognize revenue on homes in backlog until sales are closed and ownership has been legally transferred to the buyer. The Company sometimes builds one or two homes per project before obtaining a sales contract, though these homes are not included in backlog until a sales contract is signed. The Company believes it will deliver almost all homes in backlog at December 31, 1998 to customers during 1999.

         The number of units in backlog increased to 688 at December 31, 1998 from 472 at December 31, 1997. The dollar value of the backlog increased to $145.3 million at December 31, 1998 from $99.0 million at December 31, 1997. These increases in backlog are primarily due to additional communities that opened for sale in 1998, along with strong home sales.

CUSTOMER FINANCING

         Meritage attempts to help qualified homebuyers who require financing to obtain loans from unaffiliated mortgage lenders that offer a variety of financing options. The Company provides mortgage-banking services in its Dallas/Fort Worth markets through a related mortgage lending company, Texas Home Mortgage Corporation, which originates loans on behalf of third party lenders. Meritage may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. Since many buyers use long-term mortgage financing to purchase homes, adverse economic conditions, unemployment increases and high mortgage interest rates may deter or reduce the number of potential homebuyers.

CUSTOMER RELATIONS AND QUALITY CONTROL

         Management believes that positive customer relations and an adherence to stringent quality control standards are fundamental to continued success. The Company believes that its commitment to customer satisfaction and quality control have significantly contributed to its reputation as a high quality builder.

         A Meritage project manager or project superintendent, and a customer relations representative generally oversee compliance with quality control standards for each development. These representatives allocate responsibility to:

     +    oversee home construction;
     +    oversee subcontractor and supplier performance;
     + review the progress of each home and conduct formal inspections as specific stages of construction are completed; and
     +    regularly update buyers on the progress their homes.

COMPETITION AND MARKET FACTORS

         The development and sale of residential property is a highly competitive industry. Meritage competes for sales in each of its markets with national, regional, and local developers and homebuilders, existing home resales, and to a lesser extent, condominiums and available rental housing. Some competitor homebuilders have significantly greater financial resources and/or lower costs than Meritage. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. The Company believes that it compares favorably to other homebuilders in the markets in which it operates due to its:

     + experience within its geographic markets which allows it to develop and offer new products;
     +    ability to reflect and adapt to changing market conditions;
     + ability, from a capital and resource perspective, to respond to market conditions;
     +    ability to exploit  opportunities  to acquire land on favorable terms;
          and
     +    reputation for outstanding service and quality products.

         The homebuilding industry is cyclical and is affected by consumer confidence levels, job availability, prevalent economic conditions in general, and interest rates. Other factors affecting the homebuilding industry and demand for new homes are changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends, availability of and changes in mortgage financing programs, and the availability and cost of land and building materials. Real estate analysts predict that new home sales in the Phoenix metropolitan area may slow in 1999 and that sales in the Tucson area will remain relatively flat. Home sales in the Texas and northern California markets are expected to show moderate growth or remain relatively flat. Any slowing in new home sales would increase competition among homebuilders in these areas. There is no assurance that Meritage will be able to compete successfully against other homebuilders in its current markets in a more competitive business environment resulting from a slowdown in home sales or that such increased competition will not have a material adverse affect on the Company's business and operating results.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

         Meritage purchases most of its land with entitlements, providing for zoning and utility service to project sites and giving it the right to obtain building permits. Construction may begin almost immediately upon compliance with specified conditions, which generally are within the Company's control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on the Company's development activities, though there is no assurance that these and other restrictions will not adversely affect future operations.

         Because  most  of  the   Company's   land  is  entitled,   construction
moratoriums generally would only adversely affect Meritage if they arose from health, safety, and welfare issues, such as insufficient water or sewage facilities. Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdiction. These fees are normally established when Meritage receives recorded maps and building permits. As Meritage expands, it may also become increasingly subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, "slow growth" initiatives or building permit allocation ordinances which could be implemented in future operating markets.

         The Company is also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. In some markets, Meritage is subject to environmentally sensitive land ordinances which mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. Meritage must also comply with flood plain restrictions, desert wash areas, native plant regulations, endangered species acts and view restrictions. These and similar laws may result in delays, cause substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, compliance with such ordinances has not materially affected the Company's operations, though no assurance is given that such a material adverse effect will not occur in the future.

         The Company usually will condition its obligation to purchase property on, among other things, an environmental review of the land. However, there is no assurance that Meritage will not incur material liabilities relating to the removal of toxic wastes or other environmental matters affecting land currently or previously owned. To date, Meritage has not incurred any unanticipated liabilities relating to the removal of unknown toxic wastes or other environmental matters.

BONDS AND OTHER OBLIGATIONS

         Meritage obtains letters of credit and performance, maintenance, and other bonds in support of its related obligations with respect to the development of its projects. The amount of these obligations outstanding at any time varies in accordance with pending development activities. In the event the bonds or letters are drawn upon, the Company would be obligated to reimburse the issuer of the bond or letter of credit. At December 31, 1998 there were approximately $2.1 million and $8.9 million of outstanding letters of credit and performance bonds, respectively, for such purposes. Meritage does not believe that any of these bonds or letters of credit are likely to be drawn upon.

MORTGAGE ASSETS ACQUIRED PRIOR TO MERGER

         Prior to the merger, the Company acquired a number of mortgage assets, consisting of mortgage interests (commonly known as "residuals") and mortgage instruments. During 1998 and 1997, Meritage sold the mortgage assets for a gain or generated interest income from these assets prior to sale, of approximately $5.2 and $5.1 million, respectively.

EMPLOYEES AND SUBCONTRACTORS

         At December 31, 1998, Meritage had 239 employees, including 58 in management and administration, 51 in sales and marketing, and 130 in construction operations. The employees are not unionized, and the Company believes that its employee relations are good. Meritage acts solely as a general contractor and all construction operations are conducted through project managers and field superintendents who manage third party subcontractors. The Company uses independent contractors for construction, architectural and advertising services, and believes that its relations with subcontractors and independent contractors are good.

NET OPERATING LOSS CARRYFORWARD

         At December 31, 1998, Meritage had a federal income tax net operating loss (NOL) carryforward of approximately $12.5 million, which expires at various times between 2007 and 2009. Income tax payments are to be reduced during the period the NOL carryforward is available and will consist primarily of state income taxes (since use of the Company's state net operating loss may be significantly limited) and the federal alternative minimum tax.

         The ability to use the NOL carryforward to offset future taxable income would be substantially limited under federal tax laws if an "ownership change" of the Company, within the meaning of the laws, has occurred or occurs before the NOL carryforward expires. Management believes that:

     +    there was no "ownership  change"  prior to the  effective  date of the merger;
     +    the merger did not cause an "ownership change"; and
     +    the Legacy combination did not cause an "ownership change".

         In connection with the merger, the Company's Articles of Incorporation were amended to make limitations on the transfer of common stock more restrictive to preserve maximum use of the NOL carryforward. The Articles of Incorporation generally prohibit concentrated ownership of Meritage that may jeopardize the NOL carryforward. The transfer restrictions generally prevent, for a period of up to five years following the effective date of the merger, anyone from transferring shares of common stock (or any subsequently issued voting or participating stock), or rights to acquire common stock, if the effect would:

     + make any person or group an owner of 4.9% or more of the outstanding shares of the stock (by value);
     + increase the ownership position of any person or group that already owns 4.9% or more of the outstanding shares of the stock (by value); or

     + cause any person or group to be treated as the owner of 4.9% or more of the outstanding shares of the stock (by value) for tax purposes. Direct and indirect ownership of common stock and rights to acquire common stock are taken into consideration for purposes of the transfer restrictions.

         Meritage's Articles of Incorporation gives the Board of Directors the authority to waive the transfer restrictions under certain conditions. The Board also may accelerate or extend the period of time during which the transfer restrictions are in effect or modify the applicable ownership percentage that will trigger the transfer restrictions if there is a change in law making such action necessary or desirable. The Board has the general power to make other necessary or appropriate legal changes to preserve Meritage's tax benefits. The transfer restrictions may impede an "ownership change" involving the Company.

         Under federal tax laws, Meritage may not be permitted to use the NOL carryforward to offset taxable income resulting from sales of assets owned by Monterey Homes at the time of the merger with Homeplex or of certain assets acquired in the Legacy combination, to the extent that the fair market value of these assets at the merger or combination dates exceeded their tax basis.

YEAR 2000 COMPLIANCE

         The year 2000 presents potential concerns for business computing due to calculation problems from the use of a two-digit format as the year changes from 1999 to 2000. The problem affects certain computer software, hardware, and other systems containing processors and embedded chips. Consequently, information technology ("IT") systems and non-IT systems (collectively, "business systems") may not be able to accurately process certain transactions before, during, or after January 1, 2000. As a result, business and governmental agencies are at risk for potential disruption from business systems malfunctions or failures. This is commonly referred to as the Year 2000 ("Y2K") issue. Meritage could be impacted by failures of its own business systems as well as those of its suppliers and business partners, and is in the process of implementing its Y2K compliance program that consists of business systems identification, testing and remediation, assessments of critical suppliers, and contingency planning.

         The compliance program's first component is the identification of Meritage's business systems for purposes of evaluating which systems are Y2K compliant and which will be replaced or remediated. This phase is complete.

         The second part of the program is the evaluation and replacement or remediation of the Company's business systems that are not Y2K compliant. Meritage has converted to new versions of substantially all of its homebuilding database systems, which has reduced the scope of the compliance program. The Company believes the replacement or remediation of the remaining systems will be complete by June 1, 1999.

         Meritage has identified critical suppliers and business partners ("key business partners") and is taking steps to determine their Y2K readiness. These steps include interviews and other types of inquiries. Because of the number of business systems used by key business partners and the varying levels of Y2K readiness, it is difficult to assess the likelihood and impact of a malfunction due to this issue. The Company is not currently aware of any business relationships with key business partners that it believes will likely result in a significant disruption of its business. However, a Y2K failure could occur and have an adverse impact on the Company. Management currently believes its greatest risk is with suppliers, banking and financial institutions, and suppliers of telecommunications services, all of which are operating within the United States. Potential consequences of Meritage or its key business partners having business systems that are not Y2K compliant include delays in receiving homebuilding components and supplies.

         Concurrent with the remediation and evaluation of its business systems and those of its key business partners, Meritage is developing contingency plans to decrease the risks that could occur in the event of a Y2K related business disruption. Contingency plans may include increasing the level of homebuilding components, securing additional financing or other actions management deems advisable. Estimated costs associated with developing and implementing contingency measures are expected to be minimal.

         The remediation and testing of the Company's business systems will cost an estimated $160,000. These costs are to be expensed in the period incurred and funded through cash flows from operations. Expenses to date have approximated $110,000. The financial impact is not expected to be material to the Company's financial position or results of operations.

         The scheduled completion dates and costs associated with the various components of the Y2K compliance program described above are estimated and are subject to change.

ITEM 2. PROPERTIES

         Meritage leases the following office space:

                            SQUARE      ANNUAL LEASE
        CITY                FOOTAGE         RATE            TERM      EXPIRATION
        ----                ------      ------------        ----      ----------
Plano, Texas*               13,000        $171,300         5 years      5/15/02
Phoenix, Arizona*           11,000         211,700         5 years       9/1/99
Tucson, Arizona              2,800          49,700         3 years      11/1/01
Austin, Texas                1,100          21,800         1 year       3/31/99
Houston, Texas                 900           9,500         1 year        7/1/99
Walnut Creek, California     2,800          50,500         2 years      7/14/00

* Leases are with companies owned beneficially either by one of Meritage's Co-Chairmen or by one of Meritage's Co-Chairmen and a director. Management believes lease rates are competitive with rates for comparable space in the area and terms of the leases are similar to those Meritage could obtain in an arm's length transaction.

         Meritage leases nine model homes at a total monthly lease amount of $23,000. The leases are for terms ranging from six months to 26 months, with renewal options ranging from one to six months, on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

         Meritage is involved in various routine legal proceedings incidental to its business. Management believes that none of these legal proceedings, certain of which are covered by insurance, will have a material adverse impact on the financial statements of Meritage taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of shareholders in the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

GENERAL

         The Company's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol "MTH". The high and low closing sales prices of the common stock, as reported by the NYSE, follow:

                                1998                          1997
                                ----                          ----
                       HIGH             LOW             HIGH          LOW
                       ----             ---             ----          ---
First Quarter        $19 15/16        $12 3/8         $ 7 1/4       $ 5 1/2
Second Quarter        19 1/4           15 5/8           8 3/4         4 3/8
Third Quarter         19 3/4           12 1/16         14 3/4         8 1/2
Fourth Quarter        14 11/16          9 11/16        14 3/4        11 3/16

         On March 15,  1998,  the  closing  sales  price of the common  stock as reported by the NYSE was $11.00 per share. At that date, there were approximately 380 owners of record. There are approximately 2,800 beneficial owners of common stock.

         The transfer agent for Meritage common stock is ChaseMellon Shareholder Services, L.L.C., Overpeck Centre, 85 Challanger Road, Ridgefield Park, NJ 07660.

         The Company paid cash dividends $.06 per share in 1996, representing distributions of taxable income arising out of its prior REIT status. Meritage did not pay cash dividends in 1998 or 1997, nor does it intend to pay cash dividends in the foreseeable future. Earnings will be retained to finance the growth of the business. Future payments of cash dividends, if any, will depend upon the Company's financial condition, results of operations and capital requirements, as well as other factors considered relevant by the board of directors.

         On  October  2,  1998,  Meritage  issued  $15,000,000  in  9.1%  Senior
Unsecured Notes due September 1, 2005 in a private placement to accredited investors under Section 4(2) of the Securities Act. Warburg Dillon Read and Dain Rauscher Wessels were the underwriters of the issue and were paid a fee of 2.75% of the face amounts of the notes. The notes were sold at par to four entities controlled by Massachusetts Mutual Life Insurance Company. The proceeds of the issue were used to pay down existing indebtedness.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

         The performance of Meritage common stock depends upon several factors, including those listed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Financial Condition."

         RESTRICTIONS ON TRANSFER; INFLUENCE BY PRINCIPAL STOCKHOLDERS. In order to preserve its net operating loss carryforward, Meritage's charter does not allow:

     + anyone to transfer Meritage shares if the effect would be to make any person or group an owner of 4.9% or more of the outstanding shares of common stock, or
     + an increase in the ownership position of any person or group that already owns 4.9% or more of the outstanding shares.

         The above factors, coupled with the level of ownership by current directors and officers, could delay or prevent a future change of control of Meritage, which could depress the stock price.

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of Meritage common stock could be subject to significant fluctuations in response to certain factors, such as variations in anticipated or actual results of Meritage's operations or that of other homebuilding companies, changes in conditions affecting the general economy, widespread industry trends and analysts' reports, as well as other factors unrelated to Meritage's operating results.

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected historical consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1998. The data for 1998, 1997 and 1996 are derived from the Meritage's Consolidated Financial Statements audited by KPMG LLP, independent auditors. The data for 1995 and 1994 are derived from the Consolidated Financial Statements audited by Ernst & Young LLP, independent auditors. For additional information, see the Consolidated Financial Statements included elsewhere in this Annual Report. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and the Results of Operations. Due to the merger and the combination, historical results may not be indicative of future results.

                                                HISTORICAL CONSOLIDATED FINANCIAL DATA
                                                         YEARS ENDED DECEMBER 31,
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                        ------------------------------------------------------
                                        1998(3)     1997(4)       1996       1995      1994
                                        -------     -------       ----       ----      ----
INCOME STATEMENT DATA:
Home sales revenue                     $ 255,985   $ 149,385
Cost of home sales                      (204,409)   (124,369)
                                       ---------   ---------
     Gross profit                         51,576      25,016
Earnings from mortgage assets and
  other income (loss)                      6,331       5,455    $  2,244   $  3,564   $ (1,203)
Interest expense                            (461)       (165)       (238)      (868)    (1,383)
General, administrative and other
  expenses                               (24,925)    (15,107)     (1,684)    (1,599)    (1,938)
Minority interest in net income of
  consolidated joint ventures             (2,021)         --          --         --         --
                                       ---------   ---------    --------   --------   --------
Earnings (loss) before income taxes
  and extraordinary loss                  30,500      15,199         322      1,097     (4,524)
Income taxes(1)                           (6,497)       (962)        (26)        --         --
Extraordinary loss(2)                         --          --        (149)        --         --
                                       ---------   ---------    --------   --------   --------
     Net earnings (loss)               $  24,003   $  14,237    $    147   $  1,097   $ (4,524)
                                       =========   =========    ========   ========   ========
Earnings (loss) per diluted share
  before effect of extraordinary loss  $    3.92   $    2.68    $    .09   $    .34   $  (1.40)

Extraordinary loss per diluted share          --          --        (.05)        --         --
                                       ---------   ---------    --------   --------   --------
Diluted earnings (loss) per share      $    3.92   $    2.68    $    .04   $    .34   $  (1.40)
                                       =========   =========    ========   ========   ========

Cash dividends per share(1)            $     N/A   $     N/A    $    .06   $    .09   $    .06
                                       =========   =========    ========   ========   ========

                                          1998        1997       1996(5)     1995       1994
                                          ----        ----       -------     ----       ----
BALANCE SHEET DATA:
Real estate under development          $ 104,759   $  63,955    $ 35,991         --         --
Residual interests                            --       1,422       3,909   $  5,457   $  7,654
Total assets                             152,250      96,633      72,821     27,816     31,150
Notes payable                             37,205      22,892      30,542      7,819     11,783
Total liabilities                         79,971      50,268      45,876      9,368     13,508
Stockholders' equity                      72,729      46,365      26,945     18,448     17,642

(1) For any taxable year in which Meritage qualified and elected to be treated as a REIT under federal tax laws, Meritage was not subject to federal income tax on that portion of its taxable income that was distributed to stockholders in or with respect to that year. Regardless of such distributions, however, Meritage may be subject to tax on certain types of income. Due to the merger, Meritage did not qualify as a REIT in 1996, 1997 or 1998. Due to the use of its net operating loss carryforward, Meritage paid limited income taxes during 1997 and 1998.
(2)  Reflects extraordinary loss from early extinguishment of long-term debt.
(3) Includes the accounts of Meritage Homes of Northern California from July 1, 1998, the acquisition date.
(4) Includes the accounts of Legacy Homes from July 1, 1997, the combination date.
(5)  Reflects the merger with Homeplex consummated on December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

         The following discussion and analysis provides information regarding the results of operations of Meritage and its subsidiaries for the years ended December 31, 1998 and December 31, 1997. All material balances and transactions between Meritage and its subsidiaries have been eliminated. Total results include those of the Texas operations from July 1, 1997 and of the California operations from July 1, 1998. Texas 1997 results are pro forma in that they are shown for the entire year, even though the Texas operations were not acquired until July 1, 1997. This data is presented for comparative purposes only. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented.

HOME SALES REVENUE

         Home sales revenue is the product of the number of units closed during the period and the average sales price per unit. Comparative 1998 and 1997 housing revenues follow (dollars in thousands):

                                    YEAR ENDED
                                   DECEMBER 31,         DOLLAR/UNIT   PERCENTAGE
                               ---------------------      INCREASE     INCREASE
                                 1998         1997       (DECREASE)   (DECREASE)
                                 ----         ----       ----------   ----------
TOTAL
Dollars ....................   $255,985     $149,385     $ 106,600          71%
Units closed ...............      1,291          644           647         100%
Average sales price ........   $  198.3     $  232.0     $   (33.7)        (15%)

ARIZONA
Dollars ....................   $105,942     $ 97,922     $   8,020           8%
Units closed ...............        317          284            33          12%
Average sales price ........   $  334.2     $  344.8     $   (10.6)         (3%)

TEXAS*
Dollars ....................   $130,860     $ 91,190     $  39,670          44%
Units closed ...............        932          633           299          47%
Average sales price ........   $  140.4     $  144.1     $    (3.7)         (3%)

CALIFORNIA
Dollars ....................   $ 19,183          N/A           N/A         N/A
Units closed ...............         42          N/A           N/A         N/A
Average sales price ........   $  456.7          N/A           N/A         N/A

* Full year 1997 Texas information includes pre-combination results and is for comparative purposes only.

         The increase in revenues and number of units closed in 1998 compared to 1997 resulted mainly from the inclusion of the Texas operations for the full year. The lower average sales price in 1997 is also due to sales in the Texas market, where the Company focuses on entry-level and move-up home sales.

GROSS PROFIT

         Gross profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, unit construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. Comparative 1998 and 1997 housing gross profit follows (dollars in thousands):

                                     YEAR ENDED
                                    DECEMBER 31,         DOLLAR/
                                -------------------    PERCENTAGE   PERCENTGE
                                  1998       1997       INCREASE     INCREASE
                                  ----       ----       --------     --------
Dollars ......................  $51,576    $25,016      $26,560        106%
Percent of housing revenues...     20.1%      16.7%         3.4%        20%

         The dollar increase in gross profit for the twelve months ended December 31, 1998 is attributable to the increase in number of units closed due to the inclusion of Texas operations for the full year, along with increased closings in highly profitable Arizona communities. The gross profit margin increased in 1998 due to generally higher margins in Texas, the addition of the California operations in the last half of the year and an increase in sales of more profitable custom options and upgrades with respect to Arizona home closings.

RESIDUAL INTEREST AND REAL ESTATE LOAN INTEREST INCOME

         The increase in residual interest and real estate loan interest income primarily is due to gains from the sales of Meritage's remaining mortgage securities in 1998. These gains exceeded 1997 gains from residual sales by approximately $2.1 million. The increase was somewhat offset by decreased residual interest earned in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were approximately $10.6 million in 1998, as compared to approximately $6.8 million in 1997, an increase of 56%. Operating costs associated with the expansions into Texas and California, including the amortization of goodwill, primarily caused the increase.

OTHER INCOME

         The increase in other income primarily is due to the sale of land in Arizona and an increase in interest income on cash accounts and overnight investments. Texas operations were included for the full year in 1998, which also contributed to higher income amounts.

MINORITY INTEREST

         The increase in minority interest in 1998 is due mainly to Meritage's acquisition of Sterling Communities, which included two 50% owned limited partnership interests which Meritage controls. The Company has recorded the minority interest partners' share of net income as an expense. The limited partnerships' operations were concluded in the fourth quarter of 1998.

INCOME TAXES

         The increase in income taxes to $6.5 million for the year ended December 31, 1998 from $962,000 in the prior year resulted from a significant increase in pre-tax income and a higher effective tax rate. The lower 1997 effective tax rate was caused by a larger reduction in the valuation allowance applicable to deferred tax assets than occurred in 1998. In future periods Meritage expects to have an effective tax rate approximating the statutory federal and state tax rates.

SALES CONTRACTS

         Sales contracts for any period represent the number of units ordered by customers (net of units canceled) multiplied by the average sales price per unit ordered. Comparative 1998 and 1997 sales contracts follow (dollars in thousands):

                                    YEAR ENDED          DOLLAR/
                                   DECEMBER 31,       PERCENTAGE   PERCENTAGE
                               -------------------     INCREASE     INCREASE
                                 1998       1997      (DECREASE)   (DECREASE)
                                 ----       ----       --------    ----------
TOTAL
Dollars ....................   $283,746   $157,479     $126,267        80%
Sales contracts ............      1,466        693          773       112%
Average sales price ........   $  193.5   $  227.2     $  (33.7)      (15%)

ARIZONA
Dollars ....................   $115,375   $112,207     $  3,168         3%
Units ordered ..............        329        332           (3)       **
Average sales price ........   $  350.7   $  338.0     $   12.7         4%

TEXAS*
Dollars ....................   $166,020   $102,261     $ 63,759        62%
Units ordered ..............      1,131        740          391        53%
Average sales price ........   $  146.8   $  138.2     $    8.6         6%

CALIFORNIA
Dollars ....................   $  2,351        N/A          N/A       N/A
Units ordered ..............          6        N/A          N/A       N/A
Average sales price ........   $  391.8        N/A          N/A       N/A

* Full year 1997 Texas information includes pre-combination results and is for comparative purposes only.
** Represents less than 1%

         Meritage does not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, Meritage has experienced a cancellation rate of less than 20% of gross sales. Total sales contracts increased in 1998 compared to 1997 due to the expansion into Texas and California, and the economic strength of all of the Company's operating markets.

NET SALES BACKLOG

         Backlog   represents   net  sales   contracts  that  have  not  closed.
Comparative 1998 and 1997 net sales backlog follows (dollars in thousands):

                                        DECEMBER 31,
                                   ---------------------  DOLLAR/UNIT PERCENTAGE
                                     1998          1997    INCREASE   INCREASE
                                     ----          ----    --------   --------
TOTAL
Dollars .......................    $145,294      $98,963     $46,331      47%
Units in backlog ..............         688          472         216      46%
Average sales price ...........    $  211.2      $ 209.7     $   1.5       *

ARIZONA
Dollars .......................    $ 66,379      $56,945     $ 9,434      17%
Units in backlog ..............         180          168          12       7%
Average sales price ...........    $  368.8      $ 339.0     $  29.8       9%

TEXAS
Dollars .......................    $ 77,178      $42,018     $35,160      84%
Units in backlog ..............         503          304         199      65%
Average sales price ...........    $  153.4      $ 138.2     $  15.2      11%

CALIFORNIA
Dollars .......................    $  1,737          N/A         N/A      N/A
Units in backlog ..............           5          N/A         N/A      N/A
Average sales price ...........    $  347.4          N/A         N/A      N/A

*  Represents less than 1%

         Total dollar backlog increased 47% over the prior year due to a corresponding increase in units in backlog. Units in backlog have increased 46% over the prior year due mainly to the increase in net orders caused by expansion into Texas and California.

         Arizona and Texas backlogs have increased due to the number of sales orders taken in 1998, along with slight industry-wide construction delays. These delays caused more closings to be pushed into the following year than usual.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

         The Company had net earnings of $14.2 million or $2.68 per diluted share for the twelve months ended December 31, 1997 compared to net earnings of $147,000, or $.04 per diluted share in 1996. The increase was caused by the addition of the homebuilding operations during 1997. Home sales revenue, cost of home sales, and commissions and other sales costs all increased in 1997, reflecting the addition of homebuilding operations in 1997 and the expansion into Texas markets in July 1997. Results for the year ended December 31, 1996 include a $149,000, or $.05 per diluted share, extraordinary loss from the early extinguishment of debt.

         Residual interest and real estate loan interest income was higher in the twelve months ended December 31, 1997 than in the previous year mainly due to the sale of two of its mortgage securities, which resulted in gains of approximately $3.1 million.

         General and administrative expenses were $6.8 million in 1997 and $1.7 million in 1996. The increase was caused by homebuilding administrative costs, including amortization of goodwill and expenses related to the addition of the Texas division, which were not incurred in 1996.

         The increase in income taxes to $962,000 for the twelve months ended December 31, 1997 from $26,000 in the prior year resulted from a significant increase in 1997 pre-tax earnings. The favorable effective tax rates of 6% in 1997 and 8% in 1996 result from the use of the Company's net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of working capital are land purchases, lot development and home construction. Meritage uses a combination of borrowings and funds generated by operations to meet its working capital requirements.

         Cash flow for each Meritage community depends on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, certain utilities, general landscaping and other amenities. Because these costs are capitalized, income reported for financial statement purposes during those early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs.

         At December 31, 1998 Meritage had short-term secured revolving construction loan facilities totaling $100 million and had $24.5 million in acquisition and development facilities, of which approximately $15.6 and $5.7 million were outstanding, respectively. An additional $22.5 million of unborrowed funds supported by approved collateral were available under its credit facilities at that date. Borrowings under the credit facilities are subject to the Company's inventory collateral position and a number of other conditions, including minimum net worth, debt to equity and debt coverage tests. Meritage also has $15 million outstanding in unsecured, senior subordinated notes due September 15, 2005, which were issued in October 1998.

         Management believes that the current borrowing capacity, cash on hand at December 31, 1998 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from the Company's sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that Meritage incurs may be limited by the terms of the indenture governing its senior subordinated notes and the credit agreements.

SEASONALITY

         Meritage historically has closed more units in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for their semi-custom luxury and move-up homes. Management expects this seasonal trend to continue, though it may vary as operations continue to expand.

 FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION OF THE COMPANY

         Future operating results and financial condition depend on the Company's ability to successfully design, develop, construct and sell homes that satisfy dynamic customer demand patterns. Inherent in this process are factors that Meritage must successfully manage to achieve favorable future operating results and financial condition. These operating and financial conditions, along with many other factors, could affect the price of Meritage common stock. Potential risks and uncertainties that could affect future operating results and financial condition could include the factors discussed below.

         HOMEBUILDING INDUSTRY FACTORS. The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions, such as employment levels, availability of financing, interest rates, and consumer confidence. Although management believes that many Meritage customers (particularly purchasers of luxury and move-up homes) tend to be less price-sensitive than generally is the case for other homebuilders, such uncertainties could adversely affect the Company's performance. Homebuilders are also subject to various risks, many of which are outside their control, including delays in construction schedules, cost overruns, changes in governmental regulations, increases in real estate taxes and other local government fees, and availability and cost of land, materials, and labor. In 1999, increased demand for construction labor in Arizona markets pushed many of Meritage's scheduled first quarter home closings into the second quarter. Although the principal raw materials used in the homebuilding industry generally are available from a variety of sources, the materials are subject to periodic price fluctuations. There is no assurance that the occurrence or continuation of any of the above items will not have a material adverse effect on Meritage's business.

         Customer demand for new housing also impacts the homebuilding industry. Real estate analysts predict that new home sales in the Phoenix metropolitan area may slow in 1999 and that sales in the Tucson metropolitan area may remain relatively flat. Any such slowing in sales would have a material adverse effect on the Company's business and operating results. In general, home sales in the Texas and northern California markets are expected to show moderate growth or remain relatively flat.

         The homebuilding industry is subject to the potential for significant variability and fluctuations in real estate values, as evidenced by the changes in real estate prices in recent years in Arizona, Texas and northern California. Although Meritage believes that its projects are currently reflected on its balance sheet at appropriate values, there is no assurance that write-downs of some or all of its projects will not occur if market conditions deteriorate, or that such write-downs will not be material in amount.

         FLUCTUATIONS IN OPERATING RESULTS. Meritage historically has experienced, and expects to continue to experience, variability in home sales and net earnings on a quarterly basis. As a result of such variability, the Company's historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

     +    timing of home deliveries and land sales;
     + the ability to continue to acquire additional land or options to acquire additional land on acceptable terms;
     + conditions of the real estate market and the general economy in areas where Meritage operates;
     + the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing;
     +    costs or shortages of materials and labor; and
     + delays in construction schedules due to strikes, adverse weather, acts of God, and the availability of subcontractors or governmental restrictions.

         INTEREST RATES AND MORTGAGE FINANCING. Meritage believes that many of its move-up and luxury home customers have been less sensitive to interest rate fluctuations than other homebuyers. However, most buyers of Meritage homes finance their purchase through third-party lenders providing mortgage financing. In general, housing demand is adversely affected by increases in interest rates and housing costs, and the unavailability of mortgage financing. If mortgage interest rates increase and the ability of prospective buyers to finance home purchases is consequently affected adversely, home sales, gross margins and net income may also be adversely impacted and the impact may be material. The Company's homebuilding activities depend upon the availability and costs of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a Meritage home. Any limitations or restrictions of financing availability could adversely affect home sales. Changes in federal income tax laws may also affect demand for new homes. Various proposals have been publicly discussed to limit mortgage interest deductions and to eliminate or limit tax-free rollover treatment provided under current law where the proceeds of the sale of a principal residence are reinvested in a new principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general, and on demand for the Company's products in particular. No prediction can be made whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

         COMPETITION. The single-family residential housing industry is highly competitive. Homebuilders vie for desirable properties, financing, raw materials, and skilled labor. Meritage competes for residential home sales with other developers and individual resales of existing homes. Competitors include large homebuilding companies, some of which have greater financial resources than Meritage, and smaller homebuilders, who may have lower costs. Competition is expected to continue and become more intense, and there may be new entrants in the markets in which Meritage currently operates and in markets it may enter in the future.

         LACK OF GEOGRAPHIC DIVERSIFICATION. Meritage operates in Arizona, Texas and northern California. Failure to be more geographically diversified could have an adverse impact on the Company if the homebuilding business in its current markets should decline, for there may not be a balancing opportunity in a healthier market in other geographic regions.

         ADDITIONAL FINANCING; LIMITATIONS. The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development. Accordingly, Meritage incurs substantial indebtedness to finance its homebuilding activities. At December 31, 1998, the Company's debt totaled approximately $37 million. Meritage may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. Also, lenders are increasingly requiring developers to invest significant amounts of equity in a project both in connection with origination of new loans as well as the extension of existing loans. If Meritage cannot obtain sufficient capital to fund its planned capital or other expenditures, new projects may be delayed or abandoned, which could result in a reduction in home sales and may adversely affect operating results. There is no assurance that additional debt or equity financing will be available in the future or on acceptable terms.

         The terms and conditions of its current indebtedness limit the amount and types of indebtedness that Meritage can incur. Meritage must comply with numerous operating and financial maintenance covenants and there is no assurance that the Company will be able to maintain compliance with these financial and other covenants. Failure to comply with the covenants would result in default and resulting cross defaults under the Company's other indebtedness, and could result in an acceleration of all indebtedness, which would have a material adverse affect on the Company.

         GOVERNMENT REGULATIONS; ENVIRONMENTAL CONDITIONS. Meritage is subject to local, state, and federal statutes and rules regulating certain developmental matters, as well as building and site design. The Company is subject to various fees and charges of governmental authorities designed to defray the cost of providing certain governmental services and improvements. Meritage may be subject to additional costs and delays or may be precluded entirely from building projects because of "no growth" or "slow growth" initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, welfare, or environmental concerns. Meritage must also obtain licenses, permits, and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond the Company's control.

         Meritage and its competitors are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws or permit restrictions may result in project delays, may cause substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

         RECENT AND FUTURE EXPANSION. Meritage recently concluded significant expansions into the Texas and northern California markets, and may continue to consider growth in other areas of the country. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, the Company's financial capabilities, and general economic and business conditions. New acquisitions may result in the incurrence of additional debt and/or amortization of expenses related to goodwill and intangible assets that could adversely affect the Company's profitability, or result in potentially dilutive issuances of equity securities. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company's operations, the diversion of management's attention from other business concerns, risks of entering markets in which Meritage has had no or only limited direct experience and the potential loss of key employees of the acquired company. There can be no assurance that Meritage will be able to expand into new markets on a profitable basis or that it can successfully manage its expansion into Texas, California or any additional markets.

         DEPENDENCE ON KEY PERSONNEL. Meritage's success is largely dependent on the continuing services of certain key employees, and the ability to attract new personnel required for the Company's favorable development. Meritage has entered into employment agreements with various key officers, and loss of their services could have a material adverse affect on the Company's business.

         DEPENDENCE ON SUBCONTRACTORS. Meritage conducts its business only as a general contractor in connection with the design, development and construction of its communities. Virtually all architectural and construction work is performed by subcontractors. As a consequence, Meritage is dependent upon the continued availability and satisfactory performance by unaffiliated third parties for the design and construction of its homes. There is no assurance that there will be sufficient availability and satisfactory performance by unaffiliated third-party subcontractors, and such a lack could have a material adverse affect on the Company's business.

         NET OPERATING LOSS CARRYFORWARD. Meritage's ability to use the NOL carryforward to offset future taxable income would be substantially limited under federal tax laws if an "ownership change", within the meaning of the laws, has occurred or occurs with respect to the Company before the NOL carryforward expires. Management believes that (i) there was not an "ownership change" of the Company prior to the effective date of the Homeplex merger, (ii) the merger did not cause an "ownership change", and (iii) the Legacy combination did not cause an "ownership change".

         Under federal tax laws, Meritage may not be permitted to use the NOL carryforward to offset taxable income resulting from sales of assets owned by Monterey Homes at the time of the merger or of certain assets acquired in the Legacy combination, to the extent that the fair market value of these assets at the merger or combination dates exceeded their tax basis.

           SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENT

         Certain statements in this annual report may constitute "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements are based on management's beliefs, assumptions and expectations of Meritage's future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause the Company's actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition expressed or implied in any forward-looking statement.

         When used in this annual report, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. Management qualifies any forward-looking statements entirely by these cautionary factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Meritage does not trade in derivative financial instruments and at December 31, 1998 had no significant financial instruments. Meritage does have other financial instruments in the form of notes payable and senior debt. The publicly held debt and other notes are at fixed interest rates. Meritage's lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Meritage's Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, together with related notes and the Report of KPMG LLP, independent auditors, are on the following pages. Other required financial information is more fully described in Item 14.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Meritage Corporation

         We have audited the accompanying consolidated balance sheets of Meritage Corporation and subsidiaries (previously known as Monterey Homes Corporation and subsidiaries) as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above, present fairly in all material respects, the financial position of Meritage Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                      KPMG LLP

Phoenix, Arizona
February 4, 1999

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                   -----------------------------
                                                       1998            1997
                                                       ----            ----
ASSETS
Cash and cash equivalents                          $ 12,386,806    $  8,245,392
Real estate under development                       104,758,530      63,955,330
Deposits on real estate under
  option or contract                                  7,338,406       3,070,420
Other receivables                                     2,460,966         985,708
Deferred tax asset                                    6,935,000      10,404,000
Goodwill                                             14,640,712       5,970,773
Property and equipment, net                           2,566,163       2,046,026
Other assets                                          1,163,737       1,955,855
                                                   ------------    ------------
  Total Assets                                     $152,250,320    $ 96,633,504
                                                   ============    ============
LIABILITIES
Accounts payable and accrued liabilities           $ 34,068,178    $ 21,171,301
Home sale deposits                                    8,587,245       6,204,773
Notes payable                                        37,204,845      22,892,250
Minority interest in consolidated joint ventures        110,922              --
                                                   ------------    ------------
  Total Liabilities                                  79,971,190      50,268,324
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
    50,000,000 shares authorized; issued and
    outstanding - 5,334,942 shares at
    December 31, 1998, and 5,255,440 shares at
    December 31, 1997                                    53,349          52,554
  Additional paid-in capital                         99,319,669      97,819,584
  Accumulated deficit                               (27,093,888)    (51,096,675)
  Treasury stock - 53,046 shares at
    December 31, 1997                                        --        (410,283)
                                                   ------------    ------------
  Total Stockholders' Equity                         72,279,130      46,365,180
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity         $152,250,320    $ 96,633,504
                                                   ============    ============

See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLDIATED STATEMENTS OF EARNINGS

                                                YEARS ENDED DECEMBER 31,
                                    --------------------------------------------
                                         1998            1997           1996
                                         ----            ----           ----
Home sales revenue                  $ 255,984,499   $ 149,384,548
Cost of home sales                   (204,408,950)   (124,368,782)
                                    -------------   -------------
Gross profit                           51,575,549      25,015,766

Residual interest and real estate
  loan interest income                  5,230,549       5,088,693   $ 1,610,386
Commissions and other sales costs     (14,292,152)     (8,294,028)           --
General and administrative expense    (10,632,212)     (6,812,171)   (1,683,407)
Interest expense                         (461,475)       (165,173)     (237,945)
Other income, net                       1,100,701         366,271       633,449
Minority interest in net income of
  consolidated joint ventures          (2,021,230)             --            --
                                    -------------   -------------   -----------

Earnings before income taxes and
  extraordinary loss                   30,499,730      15,199,358       322,483
Income taxes                           (6,496,943)       (961,916)      (26,562)
                                    -------------   -------------   -----------
Earnings before extraordinary loss     24,002,787      14,237,442       295,921
Extraordinary loss from early
  extinguishment of debt                       --              --      (148,433)
                                    -------------   -------------   -----------
Net earnings                        $  24,002,787   $  14,237,442   $   147,488
                                    =============   =============   ===========

Basic earnings per share            $        4.51   $        2.93   $       .05
                                    =============   =============   ===========

Diluted earnings per share          $        3.92   $        2.68   $       .04
                                    =============   =============   ===========

See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                         -----------------------------------------------------------------------------
                                                                 ADDITIONAL
                                         NUMBER OF   COMMON       PAID-IN       ACCUMULATED   TREASURY
                                          SHARES      STOCK       CAPITAL         DEFICIT       STOCK         TOTAL
                                          ------      -----       -------         -------       -----         -----
Balance at December 31, 1995 ..........  3,291,885   $ 32,919   $ 84,112,289   $(65,287,275)  $(410,283)  $ 18,447,650
Net earnings ..........................         --         --             --        147,488          --        147,488
Cash dividends ........................         --         --             --       (194,330)         --       (194,330)
Shares issued in connection with the
  merger ..............................  1,288,726     12,887      8,531,369             --          --      8,544,256
                                         ---------   --------   ------------   ------------    ------      -----------

Balance at December 31, 1996 ..........  4,580,611     45,806     92,643,658    (65,334,117)   (410,283)    26,945,064
Net earnings ..........................         --         --             --     14,237,442          --     14,237,442
Exercise of employee stock options ....      8,162         81        118,510             --          --        118,591
Shares issued in connection with
  the Legacy combination ..............    666,667      6,667      3,393,335             --          --      3,400,002
Stock option and contingent stock
  compensation expense ................         --         --      1,664,081             --          --      1,664,081
                                         ---------   --------   ------------   ------------    ------      -----------

Balance at December 31, 1997 ..........  5,255,440     52,554     97,819,584    (51,096,675)   (410,283)    46,365,180
Net earnings ..........................         --         --             --     24,002,787          --     24,002,787
Exercise of employee stock options ....     43,660        437        513,135             --          --        513,572
Contingent and warrant shares issued ..     88,888        888           (888)            --          --             --
Stock option and contingent stock
  compensation expenses ...............         --         --      1,397,591             --          --      1,397,591
Retirement of treasury stock ..........    (53,046)      (530)      (409,753)            --     410,283             --
                                         ---------   --------   ------------   ------------    --------    -----------
Balance at December 31, 1998 ..........  5,334,942   $ 53,349   $ 99,319,669   $(27,093,888)   $     --    $72,279,130
                                         =========   ========   ============   ============    ========    ===========

          See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEARS ENDED DECEMBER 31,
                                              --------------------------------------------
                                                    1998            1997           1996
                                                    ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ...............................  $  24,002,787    $ 14,237,442    $    147,488
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
Extraordinary loss from early extinguishment
  of debt ..................................             --              --         148,433
Depreciation and amortization ..............      1,637,474         376,916          38,300
Minority interest in net income of
  consolidated joint ventures ..............      2,021,230              --              --
Deferred tax expense .......................      4,969,000              --              --
Stock option compensation expense ..........      1,397,591       1,664,081              --
Gain on sales of residual interests ........     (5,180,046)     (3,067,829)             --
Increase in real estate under development ..    (32,045,609)    (10,575,738)             --
Increase in deposits on real estate under
  option or contract .......................     (3,577,986)     (1,712,139)             --
(Increase) decrease in other receivables
  and other assets .........................     (1,775,151)      2,313,632       1,701,426
Increase in accounts payable and accrued
  liabilities ..............................      8,547,275       5,825,516         317,094
Increase in home sale deposits .............      1,809,629         465,409              --
                                              -------------    ------------    ------------
 Net cash provided by (used in) operating
   activities ..............................     (5,195,880)      6,676,216       2,352,741
                                              -------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger/acquisition ........        785,403       1,306,998       6,495,255
Cash paid for merger/acquisition ...........     (6,914,706)     (1,952,857)       (779,097)
Purchases of property and equipment ........     (1,568,642)       (174,257)             --
Principal payments received on real estate
  loans ....................................             --       2,124,544       3,710,000
Real estate loans funded ...................             --        (428,272)     (1,358,457)
Decrease in short term investments .........             --       4,696,495       4,272,605
Proceeds from sales of residual interest ...      6,600,000       5,500,000              --
Decrease in funds held by Trustee ..........             --              --       5,637,948
                                              -------------    ------------    ------------
 Net cash provided by (used in) investing
    activities .............................     (1,097,945)     11,072,651      17,978,254
                                              -------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings .................................    174,445,708      67,900,899              --
Repayment of borrowings ....................   (164,524,041)    (92,896,553)     (7,818,824)
Stock options exercised ....................        513,572         118,591              --
Dividends paid .............................             --        (194,330)       (291,496)
                                              -------------    ------------    ------------
 Net cash provided by (used in) financing
    activities .............................     10,435,239     (25,071,393)     (8,110,320)
                                              -------------    ------------    ------------
Net increase (decrease) in cash and
  cash equivalents .........................      4,141,414      (7,322,526)     12,220,675
Cash and cash equivalents at beginning
  of year ..................................      8,245,392      15,567,918       3,347,243
                                              -------------    ------------    ------------
Cash and cash equivalents at end of year ...  $  12,386,806    $  8,245,392    $ 15,567,918
                                              =============    ============    ============

Supplemental information:
Cash paid for interest .....................  $   3,996,771    $  3,801,764    $    286,276
Cash paid for income taxes .................  $   2,332,604    $     49,871    $         --

          See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS.   Meritage   Corporation   ("Meritage"  or  the  "Company")  develops,
constructs and sells new high-quality, single family homes in the semi-custom luxury, move-up and entry-level markets.

         The Company was formed in 1988 as a real estate investment trust ("REIT") that invested in mortgage-related assets and real estate loans. On December 31, 1996, the Company acquired by merger the homebuilding operations of various entities operating under the Monterey Homes name (Monterey), and has phased out the mortgage-related operations. Monterey has been building homes in Arizona for over 13 years, specializing in move-up and semi-custom luxury homes.

         As part of its strategy to diversify operations, on July 1, 1997, the Company combined with Legacy Homes (Legacy), a group of entities with homebuilding operations in Texas. Legacy has been in business since 1988, and designs, builds and sells entry-level and move-up homes. On July 1, 1998 the Company acquired Sterling Communities, now Meritage Homes of Northern California, which has homebuilding operations in the San Francisco Bay and Sacramento metropolitan areas, and designs, builds and sells move-up homes.

BASIS OF PRESENTATION. Consolidated financial statements include the accounts of Meritage Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. Results include the operations of Legacy from July 1, 1997 and of Meritage Homes of Northern California from July 1, 1998.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS. Short-term investments with an initial maturity of three months or less are considered to be cash equivalents. Amounts in transit from title companies for home closings are included in cash.

REAL ESTATE UNDER DEVELOPMENT. Amounts are carried at cost unless such costs would not be recovered from the cash flows generated by future disposition. In this case, amounts are carried at estimated fair value less disposal costs. Costs capitalized include direct construction costs for homes, development period interest and certain common costs which benefit the entire community. Common costs are allocated on a community by community basis to residential lots based on the number of lots to be built in the community, which approximates the relative sales value method.

         Deposits paid related to options and contracts to purchase land are capitalized and classified as deposits on real estate under option or contract until the related land is purchased. The deposits are then transferred to real estate under development.

                      MERITAGE CORPORATION AND SUBSIDIARIES

COST OF HOME SALES. Cost of sales include land acquisition and development costs, direct home construction costs, development period interest and closing costs, and an allocation of common costs.

REVENUE RECOGNITION. Home sales revenue is recognized when homes are delivered and title transfers to the buyer.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from three to seven years. Accumulated depreciation was approximately $2,862,000 and $1,960,000 at December 31, 1998 and 1997, respectively. Maintenance and repair costs are expensed as incurred.

GOODWILL. The excess of purchase price over fair value of net assets acquired (goodwill) is amortized on a straight-line basis over a 20-year period. Accumulated amortization was approximately $704,600 at December 31, 1998 and $162,500 at December 31, 1997. Management periodically evaluates the businesses to which the goodwill relates to insure the carrying value of goodwill has not been impaired. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Meritage's average cost of funds. No goodwill impairment was recorded in the accompanying statements of earnings.

RESIDUAL INTERESTS. Prior to year-end 1998, Meritage owned residual interests in collateralized mortgage obligations (CMOs) and in mortgage participation certificates (MPCs) (collectively residual interests). The Company used the prospective net level yield method, in which interest is recorded at cost and amortized over the life of the related CMO or MPC issuance, to account for the residual interests. Estimated fair value of residual interests at December 31, 1997 was $6.6 million. Residual interests of $1.4 million are included as other assets at December 31, 1997. Meritage sold the remaining residual interests in 1998.

INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in future years and are subsequently adjusted for changes in the rates. The effect on deferred tax assets and liabilities of a change in tax rates is a charge or credit to deferred tax expense.

EARNINGS PER SHARE. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Meritage adopted SFAS No. 128, "Earnings Per Share" in 1997 and restated prior period amounts.

USE OF ESTIMATES. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

                      MERITAGE CORPORATION AND SUBSIDIARIES

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of receivables, cash and cash equivalents, deposits on real estate under option or contract, accounts payable and accrued liabilities and home sale deposits approximate fair value due to the short term maturity of these assets and liabilities. Notes payable carry interest rates comparable to market rates based on the nature of the loans, their terms and remaining maturity, and therefore are stated at approximate fair value. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, these fair value estimates are subjective and not necessarily indicative of the amounts Meritage would pay or receive in actual market transactions.

         STOCK OPTION PLANS. Meritage has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 as allowed by SFAS No. 123 "Accounting for Stock-Based Compensation". As such, compensation expense would be recorded on the date of the grant only if the market price of the stock underlying the grant exceeded the exercise price. The pro forma disclosures that are required by SFAS No. 123 are presented in Note 6.

NEW ACCOUNTING PRONOUNCEMENTS.

         FASB NO. 131. The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments for an Enterprise and Related Information" in June 1997. FASB No. 131 establishes standards for the way that public companies report selected information about operating segments in financial reports issued to stockholders. Meritage has adopted the provisions of FASB No. 131, which had no significant impact on the Company's definitions of its operating segments and related disclosures.

NOTE 3 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

         The components of real estate under development at December 31 follow (in thousands):

                                               1998           1997
                                             --------       --------
Homes under contract, in production          $ 44,186       $ 30,523
Finished lots and lots under development       46,558         28,471
Model homes and homes held for resale          14,015          4,961
                                             --------       --------
                                             $104,759       $ 63,955
                                             ========       ========

         Meritage capitalizes certain interest costs during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of home sales when the units are delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                            1998          1997
                                                            ----          ----
Beginning unamortized capitalized interest .........      $ 1,890       $    --
Interest capitalized ...............................        3,711         3,679
Amortized cost of home sales .......................       (3,619)       (1,789)
                                                           ------        ------
Ending unamortized capitalized interest ............      $ 1,982       $ 1,890
                                                          =======       =======

Interest incurred ..................................      $ 4,172       $ 3,844
Interest capitalized ...............................        3,711         3,679
                                                           ------        ------
Interest expense ...................................      $   461       $   165
                                                          =======       =======

                      MERITAGE CORPORATION AND SUBSIDIARIES

NOTE 4 - NOTES PAYABLE

Notes payable at December 31 consist of the following (in thousands):

                                                          1998            1997
                                                          ----            ----
$50 million bank construction line of credit,
  interest payable monthly approximating prime
  (7.75% at December 31, 1998) or LIBOR (30 day
  LIBOR 5.1% at December 31, 1998), plus 2.25%
  payable at the earlier of close of escrow,
  maturity date of individual homes within the
  line or June 9, 2000, secured by first deeds of
  trust on homes ......................................  $ 4,641         $ 4,664

$50 million bank construction line of credit,
  interest payable monthly approximating prime or
  LIBOR plus 2.5%, payable at the earlier of close
  of escrow, maturity date of individual homes
  within the line or July 31, 1999, secured by
  first deeds of trust on homes .......................   10,925           9,769

$20 million bank acquisition and development
  credit facility, interest payable monthly
  approximating prime or LIBOR plus 2.25%, payable
  at the earlier of funding of construction
  financing, the maturity date of individual
  projects within the line or June 19, 2000,
  secured by first deeds of trust on land .............    3,314           2,394

Other acquisition and development credit
  facilities totaling $4.5 million, interest
  payable monthly, ranging from prime to prime
  plus .25%; payable at the earlier of funding of
  construction financing or the maturity date of
  the individual projects, secured by first deeds
  of trust on land ....................................    2,407              --

Senior unsecured notes, maturing September 15,
  2005, annual interest of 9.10% payable
  quarterly, principal payable in three equal
  installments on September 15, 2003, 2004 and
  2005 ................................................   15,000              --

Senior subordinated unsecured notes, paid in full
  October 1998 ........................................      --            6,000

Other .................................................      918              65
                                                        --------        --------
Total ................................................. $ 37,205        $ 22,892
                                                        ========        ========

         The bank credit facilities and senior subordinated notes contain covenants which require certain levels of tangible net worth, the maintenance of certain minimum financial ratios, place limitations on the payment of dividends and limit incurrence of indebtedness, asset dispositions and creations of liens, among other items. As of December 31, 1998 and throughout the year, Meritage was in compliance with these covenants.

                      MERITAGE CORPORATION AND SUBSIDIARIES

Scheduled maturities of notes payable as of December 31, 1998 follow (in thousands):

                  YEAR ENDED
                  DECEMBER 31,
                  1999 .........................  $21,326
                  2000 .........................       --
                  2001 .........................      879
                  2002 .........................       --
                  2003 .........................    5,000
                  Thereafter ...................   10,000
                                                   ------
                                                  $37,205
                                                  =======
NOTE 5 - EARNINGS PER SHARE

         A summary of the reconciliation from basic earnings per share to diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 follows. 1996 shares have been adjusted to reflect a one-for-three stock split effective at the merger (in thousands, except per share amounts):

                                                    1998        1997       1996
                                                    ----        ----       ----
Net earnings                                      $24,003     $14,237     $  147
Basic EPS - Weighted average shares
  outstanding                                       5,317       4,864      3,242
                                                  -------     -------     ------
Basic earnings per share                          $  4.51     $  2.93     $  .05
                                                  =======     =======     ======
Basic EPS - Weighted average shares
  outstanding                                       5,317       4,864      3,242
Effect of dilutive securities:
     Contingent shares and warrants                   158         114         --
     Stock options                                    641         330         93
                                                  -------     -------     ------
Dilutive EPS - Weighted average shares
  outstanding                                       6,116       5,308      3,335
                                                  -------     -------     ------
Diluted earnings per share                        $  3.92     $  2.68     $  .04
                                                  =======     =======     ======
Antidilutive stock options not included
  in diluted EPS                                       59           4          4
                                                  =======     =======     ======

         Basic and diluted earnings per share for the extraordinary loss in 1996 were $.05 and $.04, respectively.

NOTE 6 - STOCK OPTIONS AND CONTINGENT STOCK

         The Compensation Committee of the Board of Directors administers Meritage's stock option plans. The plans provide for stock option grants to key personnel and directors, and provide a means of performance-based compensation in order to attract and retain qualified employees.

                      MERITAGE CORPORATION AND SUBSIDIARIES

         Meritage applies APB Opinion No. 25 and related interpretations in accounting for its plans. No compensation cost has been recognized for its stock based compensation plans, which are fixed stock option plans. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except for per share amounts):

                                                    1998         1997     1996
                                                    ----         ----     ----
Net earnings (loss)                 As reported   $24,003      $14,237    $147
                                    Pro forma      23,573       13,892    (151)
Basic earnings (loss) per share     As reported      4.51         2.93     .05
                                    Pro forma        4.43         2.86    (.05)
Diluted earnings (loss) per share   As reported      3.92         2.68     .04
                                    Pro forma        3.85         2.62    (.05)

         The per share weighted average fair values of stock options granted during 1998, 1997 and 1996 were $9.91, $4.58 and $1.63, respectively, on the dates of grant using the Black-Scholes pricing model based on the following weighted average assumptions:

                                  1998           1997          1996
                                  ----           ----          ----
Expected dividend yield             .5%          1.2%          1.4%
Risk-free interest rate           5.75%          6.0%         5.85%
Expected volatility                 51%           43%           36%
Expected life (in years)              7             5             5

THE MERITAGE PLAN

         Shareholders approved a new stock option plan at the 1997 Annual Meeting. The plan authorizes grants of incentive stock options and non-qualified stock options to Meritage executives, directors, employees and consultants. A total of 225,000 shares of the Meritage common stock were reserved for issuance upon exercise of stock options granted under this plan, with an additional 250,000 shares added to the reserve by vote of the shareholders at the 1998 Annual Meeting. The options vest over periods from two to five years, are based on continued employment, and expire five to ten years after the date of grant.

THE PRIOR PLAN

         The 1988 Homeplex Mortgage Investments Corporation Stock Option Plan (the prior plan) was in effect at the time of the merger. No new grants have been issued under this plan since the merger, and 103,102 option shares were outstanding under this plan at December 31, 1998. Accounts payable and accrued liabilities in the accompanying 1998 and 1997 balance sheets include approximately $524,800 and $778,600, respectively, related to options granted under the prior plan. This liability will remain on the consolidated balance sheets until the options are exercised, canceled or expire.

OTHER OPTIONS

         In connection with the merger and Legacy combination, Mssrs. Hilton, Cleverly and Landon each received 166,667 non-qualified stock options that vest over three years. The exercise price of the options is $5.25 per share, which was negotiated at the time of the transactions. Mr. Hilton's and Mr. Cleverly's options expire in December 2002 and Mr. Landon's expire in June 2003.

                     MERITAGE CORPORATION AND SUBSIDIARIES

         A current member of Meritage's board of directors who served as the Company's president and chairman prior to the merger holds 250,000 non-qualified stock options. The options were granted in exchange for the director forgoing his annual salary and bonus, and were approved by shareholders at the 1996 annual meeting. These options are fully vested, have an exercise price of $ 4.50 per share and expire on December 21, 2000.

SUMMARY OF STOCK OPTION ACTIVITY:
                                                1998                   1997                     1996
                                          -------------------     --------------------    -------------------
                                                     WEIGHTED                 WEIGHTED               WEIGHTED
                                                     AVERAGE                  AVERAGE                AVERAGE
                                                     EXERCISE                 EXERCISE               EXERCISE
                                          OPTIONS     PRICE       OPTIONS      PRICE      OPTIONS     PRICE
                                          -------    --------     -------     --------    -------    --------
Options outstanding at beginning
  of year                                1,041,480    $ 5.86        732,975     $5.78     398,392      $6.21
Options granted                             57,500     16.54        150,000      7.16       1,249       7.96
Merger/combination options granted              --        --        166,667      5.25     333,334       5.25
Options exercised                          (43,660)    10.04         (8,162)     9.36          --         --
Options canceled                           (27,018)     7.22             --        --          --         --
                                        ----------    ------     ----------     -----     -------      -----
Options outstanding at end of year       1,028,302    $ 6.25      1,041,480     $5.86     732,975      $5.78
                                        ==========    ======     ==========     =====     =======      =====

Options exercisable at end of year         613,579        515,090        399,641

Price range of options exercised      $4.50-$11.25    $4.37-$6.38

Price range of options outstanding    $4.50-$17.63   $3.62-$13.32   $3.62-$13.32

Total shares reserved at December 31     1,525,547      1,383,146        666,307

Stock options outstanding at December 31, 1998 were:

                                          OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                      --------------------------   -------------------
                                          WEIGHTED      WEIGHTED              WEIGHTED
                                          AVERAGE       AVERAGE               AVERAGE
                                         REMAINING      EXERCISE              EXERCISE
RANGE OF EXERCISE PRICES   OPTIONS    CONTRACTUAL LIFE   PRICE      OPTIONS    PRICE
------------------------   -------    ----------------   -----      -------    -----
$ 4.50 - $ 6.38             863,480       5.0 years      $ 5.08     550,757    $ 4.95
$ 8.50 - $12.50             106,106       5.5             10.00      59,106     10.80
$13.37 - $17.63              58,716       9.2             16.64       3,716     15.38
                          ---------       ---------      ------     -------    ------
                          1,028,302       5.3 years      $ 6.25     613,579    $ 5.58
                          =========       =========      ======     =======    ======

CONTINGENT SHARES

         In connection with merger, 266,666 shares of contingent stock were reserved for equal issuance to Mr. Hilton and Mr. Cleverly on the first, second and third anniversaries of the transaction. Stock trading prices are required to meet certain thresholds and the officer must be a Meritage employee at the time of issuance. All price thresholds had been exceeded, and Mr. Hilton and Mr. Cleverly were each issued 44,444 shares of common stock subsequent to both the first and second anniversary of the merger.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Meritage is involved in legal proceedings and claims that arise in the ordinary course of business. Management believes the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements taken as a whole.

         Also in the normal course of business, Meritage provides standby letters of credit and performance bonds issued to third parties to secure performance under various contracts. At December 31, 1998 outstanding letters of credit were $2.1 million and performance bonds were $8.9 million.

         Meritage leases office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for noncancellable operating leases as of December 31, 1998 are as follows:

                      MERITAGE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

           YEAR ENDING
           DECEMBER 31
           -----------
           1999 ..................................    $715,200
           2000 ..................................     348,200
           2001 ..................................     223,800
           2002 ..................................      85,000
           2003 and thereafter ...................          --
                                                    ----------
                                                    $1,372,200
                                                    ==========

         Rental expense was approximately $1,074,900 in 1998, $1,185,400 in 1997 and $21,800 in 1996. Included in these amounts are $380,000 in 1998 and $274,000 in 1997 related to office facilities leased from companies owned beneficially either by one of Meritage's Co-Chairmen or by one of Meritage's Co-Chairmen and a director.

NOTE 8 - MERGERS/COMBINATIONS/ACQUISITIONS

MONTEREY HOMES

         On December 23, 1996, the stockholders of Homeplex Mortgage Investments Corporation, now known as Meritage Corporation, approved the merger with Monterey Homes. The merger was effective on December 31, 1996, and homebuilding became the Company's primary business. At consummation of the merger, 1,288,726 new shares of common stock, $.01 par value per share, were issued equally to Monterey's prior owners, and management of the homebuilding operations assumed effective control of the Company.

         Consideration paid for the net assets of the homebuilding entities was $9,323,353, which included 1,288,726 shares of the Company's common stock valued at $8,544,256 and $779,097 of transaction costs. The Company used the purchase method of accounting and the purchase price was allocated among the Company's net assets based on their estimated fair market value at the date of the transaction, resulting in goodwill of $1,763,488 which is being amortized over 20 years.

LEGACY HOMES

         On May 29, 1997, the Company signed a definitive agreement to acquire the homebuilding and related mortgage service business of Legacy Homes, Ltd. and its affiliates. The transaction was effective on July 1, 1997. Legacy Homes has been building entry-level and move-up homes in Texas since 1988 and is headquartered in the Dallas/Fort Worth metropolitan area.

         Consideration consisted of approximately $1.5 million in cash, 666,667 shares of Meritage common stock valued at $3.4 million and $370,000 of transaction costs. Meritage used the purchase method of accounting and the purchase price was allocated among the Company's net assets based on their estimated fair market value at the transaction date. Goodwill of approximately $1.5 million was recorded, which is being amortized over 20 years. Provisions were also made to pay additional consideration not to exceed $15 million, based on the Company's earnings. Additional consideration was approximately $7.0 million in 1998 and $2.8 million in 1997, and was paid subsequent to each year-end. These amounts are recorded as goodwill and are being be amortized over 20 years. Meritage's Board of Directors removed the contingent nature of the remaining $5.2 million in 1999. Goodwill of $5.2 million will therefore be recorded in 1999 and this amount will be paid in January 2000.

                      MERITAGE CORPORATION AND SUBSIDIARIES

STERLING COMMUNITIES

         On June 15, 1998, Meritage signed a definitive agreement with Sterling Communities, S.H. Capital, Inc., Sterling Financial Investments, Inc., Steve
Hafener and W. Leon Pyle (together, the Sterling Entities), to acquire substantially all of the assets of Sterling Communities. The transaction was effective as of July 1, 1998. Assets acquired principally consist of real property and other residential homebuilding assets located in the San Francisco Bay and Sacramento areas of California. The Company will continue the operations of the Sterling Entities under the name Meritage Homes of Northern California.

         Consideration paid for the assets and stock acquired, and various liabilities assumed, consisted of $6.9 million in cash and additional consideration to be paid for up to four years after the transaction date. Meritage used the purchase method of accounting and the purchase price was allocated among the Company's net assets based on their estimated fair market value at the transaction date. Goodwill of approximately $2.2 million was recorded, which is being amortized over 20 years. The additional consideration will be equal to 20% of the pre-tax income of Meritage's California division and will be expensed as earned. Unpaid consideration was approximately $318,000 at December 31, 1998.

         The following unaudited pro forma information presents a summary of consolidated results of operations as if the Legacy combination and Sterling acquisition had occurred at January 1, 1997, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have occurred had the combination been in effect on the date indicated (in thousands except per share data).

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                                   (UNAUDITED)
                                               1998            1997
                                               ----            ----
        Home sales revenue ................  $274,754        $220,852
        Net earnings ......................  $ 24,949        $ 19,835
        Basic earnings per share ..........  $   4.69        $   3.82
        Diluted earnings per share ........  $   4.08        $   3.49

NOTE 9 - INCOME TAXES

         Components of income tax expense are (in thousands):

                                                1998        1997      1996
                                                ----        ----      ----
     Current taxes:
          Federal ........................     $  561       $222       $19
          State ..........................        967        740         8
                                               ------       ----       ---
                                                1,528        962        27
                                               ------       ----       ---
     Deferred taxes:
          Federal ........................      4,587         --        --
          State ..........................        382         --        --
                                               ------       ----       ---
                                                4,969         --        --
                                               ------       ----       ---
              Total ......................     $6,497       $962       $27
                                               ======       ====       ===

                      MERITAGE CORPORATION AND SUBSIDIARIES

NOTE 9 - INCOME TAXES (CONT.)

         Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences and carryforwards (in thousands):

                                                        12/31/98       12/31/97
                                                        --------       --------
Net operating loss carryforward ..................       $ 4,360       $ 13,895
Residual interest basis differences ..............            --            970
Real estate basis differences ....................           509            590
Debt issuance costs ..............................            --            310
Deductible merger/acquisition costs ..............         1,163            260
Alternative minimum tax credit ...................           782            220
Other ............................................           121             80
                                                         -------       --------
                                                           6,935         16,325
Valuation allowance ..............................            --         (5,891)
                                                         -------       --------
                                                           6,935         10,434
Deferred tax liabilities .........................            --            (30)
                                                         -------       --------
Net deferred tax asset ...........................       $ 6,935       $ 10,404
                                                         =======       ========

         Management believes it is more likely than not that future operating results will generate sufficient taxable income to realize the net deferred tax asset.

RECONCILIATION OF EFFECTIVE INCOME TAX EXPENSE:

         Income taxes differ for the years ended December 31, 1998, 1997 and 1996 from the amounts computed using the federal statutory income tax rate as a result of the following (in thousands):

                                                  1998          1997       1996
                                                  ----          ----       ----
Expected taxes at current federal
  statutory income tax rate ...............     $ 10,678      $ 5,320      $ 60
State income taxes ........................          967          740         8
Utilization of NOL ........................       (5,709)      (5,320)      (60)
Alternative minimum tax ...................          561          222        19
                                                --------      -------      ----
    Income tax expense ....................     $  6,497      $   962      $ 27
                                                ========      =======      ====

CARRYFORWARDS.

         At December 31, 1998, Meritage had a federal net operating loss carryforward of approximately $12.5 million. The carryforward will expire beginning in 2007.

                      MERITAGE CORPORATION AND SUBSIDIARIES

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA SUMMARY (UNAUDITED)

                                  (in thousands, except per share amounts)
                                                          BASIC       DILUTED
                             HOME SALES                 EARNINGS     EARNINGS
                              REVENUE    NET EARNINGS   PER SHARE    PER SHARE
                              -------    ------------   ---------    ---------
1998 - THREE MONTHS ENDED:
March 31                       $36,513      $5,452       $   1.03     $    .90
June 30                         55,608       6,696           1.26         1.10
September 30                    68,417       4,268            .80          .70
December 31                     95,446       7,587           1.42         1.28

1997 - THREE MONTHS ENDED:
March 31                       $12,573      $  288       $    .06     $    .06
June 30                         24,544       1,958            .43          .42
September 30                    42,685       5,079            .98          .86
December 31                     69,583       6,912           1.33         1.17

NOTE 11 - SEGMENT INFORMATION

         Meritage   classifies  its  operations  into  three  primary  segments:
Arizona, Texas and California. These segments generate revenues through the sale of homes to external customers. Meritage is not dependent on any one major customer.

         Operational information relating to the different business segments follows. Information has been included for the Texas operations from July 1, 1997, the combination date, and for the California operations from July 1, 1998, the acquisition date. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. Meritage evaluates segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes (EBIT). The accounting policies of the business segments are the same as those described in Notes 1 and 2 for the Company. There are no significant transactions between segments.

                                                        (in thousands )
                                               ---------------------------------
                                                 1998         1997        1996
                                                 ----         ----        ----
HOME SALES REVENUE:
 Arizona                                       $105,942     $ 97,922     $    --
 Texas                                          130,860       51,463          --
 California                                      19,183           --          --
                                               --------     --------     -------
Total                                          $255,985     $149,385     $    --
                                               ========     ========     =======

EBIT:
 Arizona                                       $ 12,918     $  9,744     $    --
 Texas                                           18,300        7,059          --
 California                                       1,858           --          --
 Corporate and other                              1,504          350         560
                                               --------     --------     -------
Total                                          $ 34,580     $ 17,153     $   560
                                               ========     ========     =======

AMORTIZATION OF CAPITALIZED INTEREST:
 Arizona                                       $  2,408     $  1,397     $    --
 Texas                                            1,143          392          --
 California                                          66           --          --
                                               --------     --------     -------
Total                                          $  3,619     $  1,789     $    --
                                               ========     ========     =======

ASSETS AT YEAR END:
 Arizona                                       $ 58,758     $ 36,438     $36,803
 Texas                                           53,554       27,751          --
 California                                      10,161           --          --
 Corporate and other                             29,777       32,445      36,018
                                               --------     --------     -------
Total                                          $152,250     $ 96,634     $72,821
                                               ========     ========     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding this item is included under the captions "Election of Directors," "Director and Officer Information," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Meritage's Notice and Proxy Statement relating to its 1999 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's 1999 Proxy Statement is not being filed as a part of this report.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation" and "Employment Agreements" in Meritage's the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is included under the caption "Security Ownership of Principal Stockholders and Management" in Meritage's 1999 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is set forth under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in Meritage's 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                    PAGE OR
                                                                METHOD OF FILING
                                                                ----------------
(a) FINANCIAL STATEMENTS AND SCHEDULES

(i) Financial Statements

          1. Report of KPMG LLP                                     Page 23
          2. Consolidated Financial Statements and Notes to
             Consolidated Financial Statements of the Company,
             including Consolidated Balance Sheets as of
             December 31, 1998 and 1997 and related
             Consolidated Statements of Earnings,
             Stockholder's Equity and Cash Flows for each
             of the years in the three-year period ended
             December 31, 1998                                      Page 24

(ii) Financial Statement Schedules

     Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b) REPORTS ON FORM 8-K

         Current reports on Form 8-K, dated October 13, 1998 and December 22, 1998 were filed with the Securities and Exchange Commission. These reports related to the change of the corporate name to Meritage Corporation from Monterey Homes Corporation, and the Company's response to an unsolicited tender offer, respectively.

(c) EXHIBITS

 EXHIBIT
 NUMBER            DESCRIPTION                   PAGE OR METHOD OF FILING
 -------           -----------                   ------------------------
2       Agreement    and    Plan    of        Incorporated  by  reference to
        Reorganization,  dated  as  of        Exhibit    2   of   Form   S-4
        September  13,  1996,  by  and        Registration   Statement   No.
        among  Homeplex,  the Monterey        333-15937 ("S-4 #333-15937").
        Merging   Companies   and  the
        Monterey Stockholders

2.1     Agreement of Purchase and Sale        Incorporated  by  reference to
        of Assets, dated as of May 29,        Exhibit 2 of Form 8-K/A  dated
        1997,  by and among  Monterey,        June 18, 1997.
        Legacy  Homes,   Ltd.,  Legacy
        Enterprises,  Inc.,  and  John
        and Eleanor Landon

3.1     Restated      Articles      of       Incorporated  by  reference to
        Incorporation of the Company         Exhibit  3.2 of Form  10-Q for
                                             the  quarterly   period  ended
                                             September 30, 1998.


3.2     Amendment   to   Articles   of       Incorporated  by  reference to
        Incorporation                        Exhibit  3.1 of Form  10-Q for
                                             the  quarterly   period  ended
                                             September 30, 1998.

3.3     Amended and Restated Bylaws of       Incorporated  by  reference to
        the Company                          Exhibit   3.3  of   Form   S-3
                                             #333-58793.

4.1     Specimen   of   Common   Stock       Incorporated  by  reference to
        Certificate                          Exhibit 4 to the Form 10-K for
                                             the year  ended  December  31,
                                             1996.

4.2     Warrant  Agreement dated as of       Previously filed.
        October    17,    1994   among
        Monterey and the Warrant Agent

4.3     Assumption  Agreement dated as       Previously filed.
        of December 31, 1996 modifying
        the   Warrant   Agreement   in
        certain respects, and relating
        to  the   assumption   of  the
        Warrant   Agreement   by   the
        Company  and   certain   other
        matters

4.4     Specimen Warrant Certificate         Previously filed.

4.5     Note Purchase Agreement              Incorporated  by  reference to
                                             Exhibit  4.1 of Form  10-Q for
                                             the  quarterly   period  ended
                                             September 30, 1998.

10.1    Master   Revolving   Line   of       Incorporated  by  reference to
        Credit by and between  Norwest       Exhibit  10.5 to the Form 10-K
        Bank  Arizona,  N.A.  and  the       for the  year  ended  December
        Company                              31, 1996.

10.2    Revolving   Model  Home  Lease       Incorporated  by  reference to
        Back Agreement between AMHM-1,       Exhibit  10.6 to the Form 10-K
        L.P. and the Company                 for the  year  ended  December
                                             31, 1996.

10.3    Stock Option Plan*                   Incorporated  by  reference to
                                             Exhibit 10(d) of Form 10-K for
                                             the fiscal year ended December
                                             31, 1995 ("1995 Form 10-K").

10.4    Amendment to Stock Option Plan*      Incorporated  by  reference to
                                             Exhibit  10(e)  of  1995  Form
                                             10-K.

10.5    Amendment to Stock Option Plan       Previously filed.
        dated as of December 31, 1996*

10.6    Meritage   Corporation   Stock       Incorporated  by  reference to
        Option Plan                          Exhibit  10.9 to the Form 10-K
                                             for the  year  ended  December
                                             31, 1996.

10.7    Meritage    Corporation   1997       Previously filed.
        Stock Option Plan*

10.8    Employment  Agreement  between       Incorporated  by  reference to
        the  Company  and  William  W.       Exhibit 10.10 to the Form 10-K
        Cleverly*                            for the  year  ended  December
                                             31, 1996.

10.9    Employment  Agreement  between       Incorporated  by  reference to
        the   Company  and  Steven  J.       Exhibit 10.11 to the Form 10-K
        Hilton*                              for the  year  ended  December
                                             31, 1996.

10.10   Employment  Agreement  between       Incorporated  by  reference to
        the   Company   and   John  R.       Exhibit  C  of  the  Form  8-K
        Landon*                              filed on June 18, 1997.

10.11   Stock Option Agreement between       Incorporated  by  reference to
        the  Company  and  William  W.       Exhibit 10.12 of the Form 10-K
        Cleverly*                            for the  year  ended  December
                                             31, 1996.

10.12   Stock Option Agreement between       Incorporated  by  reference to
        the   Company  and  Steven  J.       Exhibit 10.13 to the Form 10-K
        Hilton*                              for the  year  ended  December
                                             31, 1996.

10.13   Stock Option Agreement between       Incorporated  by  reference to
        the   Company   and   John  R.       Exhibit  C  of  the  Form  8-K
        Landon*                              filed on June 18, 1997.

10.14   Registration  Rights Agreement       Incorporated  by  reference to
        between    the   Company   and       Exhibit 10.14 to the Form 10-K
        William W. Cleverly*                 for the  year  ended  December
                                             31, 1996.

10.15   Registration  Rights Agreement       Incorporated  by  reference to
        between the Company and Steven       Exhibit 10.15 to the Form 10-K
        J. Hilton*                           for the  year  ended  December
                                             31, 1996.

10.16   Registration  Rights Agreement       Incorporated  by  reference to
        between  the  Company and John       Exhibit  C  of  the  Form  8-K
        R. Landon*                           filed on June 18, 1997.

10.17   Escrow  and  Contingent  Stock       Incorporated  by  reference to
        Agreement                            Exhibit 10.16 of the Form 10-K
                                             for the  year  ended  December
                                             31, 1996.

10.18   Amended      and      Restated       Incorporated  by  reference to
        Employment    Agreement    and       Exhibit 10(g) of the 1995 Form
        Addendum  between  the Company       10-K.
        and Alan D. Hamberlin*

10.19   Stock Option Agreement between       Incorporated  by  reference to
        the   Company   and   Alan  D.       Exhibit 10(h) of the 1995 Form
        Hamberlin*                           10-K.


10.20   Agreement  regarding  sale  of       Incorporated  by  reference to
        residual interests between the       Exhibit 10.24 to Form 10-K for
        Company and PaineWebber              the year  ended  December  31,
                                             1996.

10.21   Employment  Agreement  between       Incorporated  by  reference to
        the  Company and Larry W. Seay*      Exhibit  10.2 of Form 10-Q for
                                             the  quarterly   period  ended
                                             June 30, 1998.

10.22   Employment  Agreement  between       Incorporated  by  reference to
        the  Company  and  Anthony  C.       Exhibit  10.3 of Form 10-Q for
        Dinnell*                             the  quarterly   period  ended
                                             June 30, 1998.

23      Consent  of KPMG LLP                 Filed herewith.

24      Powers of Attorney                   See signature page.

27      Financial Data Schedules             Filed herewith.
----------
* Indicates a management contract or compensation plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March, 1999.

                                      MERITAGE CORPORATION,
                                      a Maryland Corporation


                                      By /s/ Steven J. Hilton
                                      ---------------------------------------
                                      Steven J. Hilton
                                      Co-Chairman and Co-Chief Executive Officer


                                      By /s/ John R. Landon
                                      ---------------------------------------
                                      John R. Landon
                                      Co-Chairman and Co-Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven J. Hilton, John R. Landon and Larry W. Seay, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act of things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to these requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE           TITLE                                DATE
         ---------           -----                                ----

/s/  Steven J. Hilton        Co-Chairman and                      March 22, 1999
--------------------------   Co-Chief Executive Officer
     Steven J. Hilton

/s/  John R. Landon          Co-Chairman and                      March 22, 1999
--------------------------   Co-Chief Executive Officer
     John R. Landon

/s/  Larry W. Seay           Chief Financial Officer, Vice        March 22, 1999
--------------------------   President-Finance, Secretary and
     Larry W. Seay           Treasurer (Principal Financial and
                             Accounting Officer)

         SIGNATURE           TITLE                                DATE
         ---------           -----                                ----

/s/ William W. Cleverly      Director                             March 22, 1999
--------------------------
    William W. Cleverly


/s/ Alan D. Hamberlin        Director                             March 22, 1999
--------------------------
    Alan D. Hamberlin


/s/ Raymond Oppel            Director                             March 22, 1999
--------------------------
    Raymond Oppel


/s/ Robert G. Sarver         Director                             March 22, 1999
--------------------------
    Robert G. Sarver


/s/ C. Timothy White         Director                             March 22, 1999
--------------------------
    C. Timothy White