Form 10-Q
period 1999-03-31
MERITAGE CORP
filed 1999-05-17
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File Number 1-9977


                              MERITAGE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


          Maryland                                               86-0611231
(State or Other Jurisdiction)                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


6613 North Scottsdale Road, Suite 200
       Scottsdale, Arizona                                         85250
(Address of Principal Executive Offices)                         (Zip Code)


                                 (480) 998-8700
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

As of April 26, 1999; 5,425,830 shares of Meritage Corporation common stock were outstanding.

================================================================================

                              MERITAGE CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS:

             Consolidated Balance Sheets as of March 31, 1999
             and December 31, 1998......................................    3

             Consolidated Statements of Earnings for the Three
             Months ended March 31, 1999 and 1998.......................    4

             Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 1999 and 1998.................    5

             Notes to Consolidated Financial Statements.................    6

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   10

     ITEM 3. Quantitative and Qualitative Disclosures about
             Market Risk................................................   15

PART II. OTHER INFORMATION

     ITEMS 1-5. Not Applicable..........................................   15

     ITEM 6. Exhibits and Reports on Form 8-K...........................   15

SIGNATURES .............................................................  S-1

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      MARCH 31,     DECEMBER 31,
                                                        1999           1998
                                                    ------------   ------------
ASSETS
  Cash and cash equivalents                         $  7,381,677   $ 12,386,806
  Real estate under development                      128,443,722    104,758,530
  Deposits on real estate under option or contract     9,563,461      7,338,406
  Other receivables                                    2,255,924      2,460,966
  Deferred tax asset                                   5,721,000      6,935,000
  Goodwill                                            19,541,959     14,640,712
  Property and equipment, net                          3,123,821      2,566,163
  Other assets                                           770,279      1,163,737
                                                    ------------   ------------

      Total Assets                                  $176,801,843   $152,250,320
                                                    ============   ============
LIABILITIES
  Accounts payable and accrued liabilities          $ 26,540,039   $ 34,068,178
  Home sale deposits                                  11,410,100      8,587,245
  Notes payable                                       63,943,196     37,204,845
  Minority interest in consolidated joint ventures       144,767        110,922
                                                    ------------   ------------

      Total Liabilities                              102,038,102     79,971,190
                                                    ------------   ------------
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share;
    50,000,000 shares authorized; issued
    and outstanding - 5,425,830 shares at
    March 31, 1999, and 5,334,942 shares
    at December 31, 1998                                  54,258         53,349
  Additional paid-in capital                          99,478,329     99,319,669
  Accumulated deficit                                (24,768,846)   (27,093,888)
                                                    ------------   ------------

      Total Stockholders' Equity                      74,763,741     72,279,130
                                                    ------------   ------------

  Total Liabilities and Stockholders' Equity        $176,801,843   $152,250,320
                                                    ============   ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLDIATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                    1999               1998
                                                ------------       ------------

Home sales revenue                              $ 51,306,197       $ 36,513,344
Cost of home sales                               (41,322,288)       (29,625,935)
                                                ------------       ------------
     Gross profit                                  9,983,909          6,887,409

Commissions and other sales costs                 (3,415,817)        (2,340,485)
General and administrative expense                (3,146,047)        (1,908,458)
Interest expense                                        (835)           (80,315)
Other income, net                                    363,832             39,788
Residual interest and real estate loan
  interest income                                         --          3,203,759
                                                ------------       ------------

Earnings before income taxes                       3,785,042          5,801,698
Income taxes                                      (1,460,000)          (350,000)
                                                ------------       ------------
Net earnings                                    $  2,325,042       $  5,451,698
                                                ============       ============

Basic earnings per share                        $        .43       $       1.03
                                                ============       ============

Diluted earnings per share                      $        .38       $        .90
                                                ============       ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                    $  2,325,042     $  5,451,698
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                       458,978          264,691
   Deferred tax expense                              1,214,000               --
   Stock option compensation expense                   148,329          345,442
   Gain on sales of residual interests                      --       (3,156,610)
   Increase in real estate under development       (23,685,192)      (8,323,751)
   Increase in deposits on real estate under
   option or contract                               (2,225,055)      (1,845,105)
   (Increase) decrease in other receivables
   and other assets                                    598,500         (272,611)
   Decrease in accounts payable and accrued
   liabilities                                     (12,662,320)     (10,488,721)
   Increase in home sale deposits                    2,822,855        3,361,273
                                                  ------------     ------------
  Net cash used in operating activities            (31,004,863)     (14,663,694)
                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (749,857)        (113,114)
  Proceeds from sales of residual interest                  --        4,550,000
                                                  ------------     ------------
  Net cash provided by (used in) investing
    activities                                        (749,857)       4,436,886
                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                        66,203,003       25,082,125
  Repayment of borrowings                          (39,464,652)     (17,725,879)
  Stock options exercised                               11,240          296,366
                                                  ------------     ------------
  Net cash provided by financing activities         26,749,591        7,652,612
                                                  ------------     ------------

Net decrease in cash and cash equivalents           (5,005,129)      (2,574,196)
Cash and cash equivalents at beginning of period    12,386,806        8,245,392
                                                  ------------     ------------
Cash and cash equivalents at end of period        $  7,381,677     $  5,671,196
                                                  ============     ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Meritage Corporation ("Meritage" or the "Company") develops, constructs and sells new high-quality, single family homes in the semi-custom luxury, move-up and entry-level markets. The Company operates in the Phoenix and Tucson, Arizona metropolitan markets under the Monterey Homes and Meritage Homes of Arizona brand names, in the Dallas/Fort Worth, Austin and Houston, Texas markets as Legacy Homes and in the San Francisco Bay and Sacramento, California markets as Meritage Homes of Northern California. Meritage has recently undergone significant growth and is pursuing a strategy of expanding the geographic scope of its operations.

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Meritage Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. March 31, 1998 results do not include the operations of Meritage Homes of Northern California, which was acquired on July 1, 1998. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

     The components of real estate under development follow (in thousands):

                                              MARCH 31, 1999   DECEMBER 31, 1998
                                              --------------   -----------------
Homes under contract, in production              $ 60,654          $ 44,186
Finished lots and lots under development           52,837            46,558
Model homes and homes held for resale              14,953            14,015
                                                 --------          --------
                                                 $128,444          $104,759
                                                 ========          ========

     Meritage capitalizes certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of home sales when the units are delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                              MARCH 31,
                                                      -------------------------
                                                        1999              1998
                                                      -------           -------
Beginning unamortized capitalized interest            $ 1,982           $ 1,890
Interest capitalized                                    1,089               628
Amortized in cost of home sales                          (811)             (444)
                                                      -------           -------
Ending unamortized capitalized interest               $ 2,260           $ 2,074
                                                      =======           =======

Interest incurred                                     $ 1,090           $   708
Interest capitalized                                   (1,089)             (628)
                                                      -------           -------
Interest expense                                      $     1           $    80
                                                      =======           =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE

     Notes payable consist of the following (in thousands):

                                                        MARCH 31,   DECEMBER 31,
                                                          1999         1998
                                                        ---------   ------------
$50  million  bank  construction  line of  credit,
interest  payable  monthly   approximating   prime
(7.75% at March  31,  1999) or LIBOR (30 day LIBOR
4.9% at March 31, 1999), plus 2.25% payable at the
earlier  of  close  of  escrow,  maturity  date of
individual  homes within the line or June 9, 2000,
secured by first deeds of trust on homes                 $18,061       $4,641

$70  million  bank  construction  line of  credit,
interest  payable monthly  approximating  prime or
LIBOR plus 2.25%,  payable at the earlier of close
of  escrow,  maturity  date  of  individual  homes
within the line or July 31, 1999, secured by first
deeds of trust on homes                                   22,957        10,925

$20  million  bank   acquisition  and  development
credit   facility,    interest   payable   monthly
approximating  prime or LIBOR plus 2.25%,  payable
at  the   earlier  of   funding  of   construction
financing,   the  maturity   date  of   individual
projects within the line or June 19, 2000, secured
by first deeds of trust on land                            4,335         3,314

Other    acquisition   and   development    credit
facilities totaling $4.5 million, interest payable
monthly,  ranging  from  prime to prime plus .25%;
payable at the earlier of funding of  construction
financing or the maturity  date of the  individual
projects,  secured by first deeds of trust on land         2,676         2,407

Senior  unsecured  notes,  maturing  September 15,
2005, annual interest of 9.10% payable  quarterly,
principal  payable in three equal  installments on
September 15, 2003, 2004 and 2005                         15,000        15,000

Other                                                        914           918
                                                         -------       -------

   Total                                                 $63,943       $37,205
                                                         =======       =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 1999 and 1998 follows (in thousands, except per share amounts):

                                                                1999       1998
                                                               ------     ------

Net earnings                                                   $2,325     $5,452
Basic EPS - Weighted average shares outstanding                 5,425      5,306
                                                               ------     ------

Basic earnings per share                                       $  .43     $ 1.03
                                                               ======     ======

Basic EPS - Weighted average shares outstanding                 5,425      5,306

Effect of dilutive securities:
  Contingent shares and warrants                                   71        131
  Stock options                                                   563        641
                                                               ------     ------

Dilutive EPS - Weighted average shares outstanding              6,059      6,078
                                                               ------     ------

Diluted earnings per share                                     $  .38     $  .90
                                                               ======     ======

Antidilutive stock options not included in diluted EPS            282         10
                                                               ======     ======

NOTE 5 -STERLING COMMUNITIES ACQUISITION

     On June 15, 1998, Meritage signed a definitive agreement with Sterling Communities, S.H. Capital, Inc., Sterling Financial Investments, Inc., Steve
Hafener and W. Leon Pyle (together, the Sterling Entities), to acquire substantially all of the assets of Sterling Communities. The transaction was effective as of July 1, 1998. Assets acquired principally consist of real property and other residential homebuilding assets located in the San Francisco Bay and Sacramento areas of California. The Company is continuing the operations of the Sterling Entities under the name Meritage Homes of Northern California.

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

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - INCOME TAXES

     Components of income tax expense are (in thousands):

                                                1999              1998
                                                ----              ----
          Current taxes:
               Federal                         $   83             $ 89
               State                              163              261
                                               ------             ----
                                                  246              250
                                               ------             ----
          Deferred taxes:
               Federal                          1,213               --
               State                                1               --
                                               ------             ----
                                                1,214               --
                                               ------             ----
               Total                           $1,460             $350
                                               ======             ====

     Carryforwards

     At March 31, 1999, Meritage had a federal net operating loss carryforward of approximately $8.5 million. The carryforward will expire beginning in 2007.

NOTE 7 - SEGMENT INFORMATION

     Meritage classifies its operations into three primary geographic  segments:
Arizona, Texas and California. These segments generate revenues through the sale of homes to external customers. Meritage is not dependent on any one major customer.

     Operational information relating to the different business segments follows. March 31, 1998 information has not been included for the California operations which were acquired July 1, 1998. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. Meritage evaluates segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes (EBIT). The accounting policies of the business segments are the same as those described in Notes 1 and 2 for the Company. There are no significant transactions between segments.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                      1999                1998
                                                    --------            -------
                                                           (in thousands)
HOME SALES REVENUE:
   Texas                                            $ 30,334            $22,676
   Arizona                                            19,628             13,837
   California                                          1,344                 --
                                                    --------            -------
          Total                                     $ 51,306            $36,513
                                                    ========            =======
EBIT:
   Texas                                            $  3,735            $ 3,012
   Arizona                                             1,890                906
   California                                           (422)                --
   Corporate and other                                  (606)             2,408
                                                    --------            -------
          Total                                     $  4,597            $ 6,326
                                                    ========            =======
AMORTIZATION OF CAPITALIZED INTEREST:
   Texas                                            $    300            $   198
   Arizona                                               503                246
   California                                              8                 --
                                                    --------            -------
          Total                                     $    811            $   444
                                                    ========            =======

                                               AT MARCH 31,      AT DECEMBER 31,
                                                 1999                1998
                                                 ----                ----
ASSETS:
Texas                                           $ 81,342            $ 64,448
Arizona                                           65,133              58,758
California                                        21,608              12,321
Corporate                                          8,719              16,723
                                                --------            --------
       Total                                    $176,802            $152,250
                                                ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, the impact of changes in interest rates, plans relating to Meritage's products or services, potential real property acquisitions, and new or planned development projects, as well as assumptions relating to the foregoing.

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in Meritage's Annual Report on Form 10-K for the year ended December 31, 1998, including the Notes to the Consolidated Financial Statements and "Management's
Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Company's December 31, 1998 Annual Report on Form 10-K.

     RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding the results of operations of Meritage and its subsidiaries for the quarters ended March 31, 1999 and March 31, 1998. All material balances and transactions between Meritage and its subsidiaries have been eliminated. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. Comparative information for March 31, 1998 has not been included for the California operations, which were acquired in July, 1998.

     HOME SALES REVENUE

     Home sales revenue is the product of the number of units closed during the period and the average sales price per unit. Comparative 1999 and 1998 housing revenues follow (dollars in thousands):

                                 QUARTERS ENDED
                                    MARCH 31,          DOLLAR/UNIT    PERCENTAGE
                                1999        1998        INCREASE       INCREASE
                                ----        ----        --------       --------
TOTAL
   Dollars                     $51,306      $36,513      $14,793          41%
   Units closed                    257          205           52          25%
   Average sales price         $ 199.6      $ 178.1      $  21.5          12%

TEXAS
   Dollars                     $30,334      $22,676      $ 7,658          34%
   Units closed                    200          160           40          25%
   Average sales price         $ 151.7      $ 141.7      $  10.0           7%

ARIZONA
   Dollars                     $19,628      $13,837      $ 5,791          42%
   Units closed                     53           45            8          18%
   Average sales price         $ 370.3      $ 307.5      $  62.8          20%

CALIFORNIA
   Dollars                     $ 1,344          N/A          N/A          N/A
   Units closed                      4          N/A          N/A          N/A
   Average sales price         $ 336.0          N/A          N/A          N/A

     The increase in revenues and number of units closed in 1999 compared to 1998 resulted mainly from Meritage's strong market performance in Texas and Arizona, the addition of the California operations and an increase in closings of homes in higher priced communities, especially in Arizona.

     GROSS PROFIT

     Gross profit is home sales revenue, net of housing cost of sales. Housing cost of sales includes developed lot costs, unit construction costs, amortization of common community costs (such as the cost of model complexes and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. Comparative 1999 and 1998 housing gross profit follows (dollars in thousands):

                                 QUARTERS ENDED
                                    MARCH 31,     DOLLAR/PERCENTAGE   PERCENTAGE
                                1999        1998      INCREASE         INCREASE
                                ----        ----      --------         --------
Dollars                        $9,984      $6,887      $3,079             45%
Percent of housing revenues      19.5%       18.9%         .6%             3%

     The dollar increase in gross profit for the three months ended March 31, 1999 over the prior year period is attributable to the increase in number of units closed. The gross profit margin increased due to the continued strong market performance in Texas and Arizona, along with increased closings in more profitable Arizona communities.

     COMMISSIONS AND OTHER SALES COSTS

     The increase in commissions and other sales costs in the first quarter of 1999 compared to the first quarter of 1998 is based on higher sales volume. Comparative 1999 and 1998 commissions and other sales costs follows (dollars in thousands):

                                 QUARTERS ENDED
                                    MARCH 31,     DOLLAR/PERCENTAGE   PERCENTAGE
                                1999        1998      INCREASE         INCREASE
                                ----        ----      --------         --------
Dollars                        $3,415      $2,340      $1,075             46%
Percent of housing revenues       6.7%        6.4%         .3%             5%

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were approximately $3.1 million (6.1% of revenue) in the first three months of 1999, as compared to approximately $1.9 million (5.2% of revenue in 1998, an increase of 63%. 1999 amounts include charges of approximately $600,000 (1.2% of revenue) related to the employment agreement buyout of a former Managing Director. Operating costs in 1999 are also higher due to expenses from the expansion into California and increased amortization of goodwill.

     OTHER INCOME

     The increase in other income primarily is due to management fees paid to the California division by unconsolidated parties and an increase in revenue from the mortgage operations in Texas.

     RESIDUAL INTEREST AND REAL ESTATE LOAN INTEREST INCOME

     In the first quarter of 1998, mortgage securities were sold for a gain of approximately $3.2 million. The remainder of the mortgage security portfolio was sold during the second quarter of 1998. There will be no residual interest or real estate loan interest income in 1999.

     INCOME TAXES

     The increase in income taxes to $1,460,000 for the quarter ended March 31, 1999 from $350,000 in the prior year resulted from a higher effective tax rate in the current year due to the utilization of the net operating loss ("NOL") carryforward for accounting purposes in the prior year. In future periods Meritage expects to have an effective tax rate approximating the statutory federal and state tax rates as its NOL carryforward is utilized or expires.

     SALES CONTRACTS

     Sales contracts for any period represent the number of homes ordered by customers (net of cancellations) multiplied by the average sales price per unit ordered. Comparative 1999 and 1998 sales contracts follow (dollars in thousands):

                                  QUARTERS ENDED       DOLLAR/UNIT    PERCENTAGE
                                      MARCH 31,         INCREASE       INCREASE
                                 1999         1998     (DECREASE)     (DECREASE)
                                 ----         ----     ----------     ----------
TOTAL
   Dollars                     $103,738     $85,973     $ 17,765          21%
   Sales contracts                  555         505           50          10%
   Average sales price         $  186.9     $ 170.2     $   16.7          10%

TEXAS
   Dollars                     $ 64,356     $58,760     $  5,596          10%
   Units ordered                    431         425            6           1%
   Average sales price         $  149.3     $ 138.3     $   11.0           8%

ARIZONA
   Dollars                     $ 30,992     $27,213     $  3,779          14%
   Units ordered                     99          80           19          24%
   Average sales price         $  313.1     $ 340.2     $  (27.1)         (8)%

CALIFORNIA
   Dollars                     $  8,390         N/A          N/A         N/A
   Units ordered                     25         N/A          N/A         N/A
   Average sales price         $  335.6         N/A          N/A         N/A

     Meritage does not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, Meritage has experienced a cancellation rate of less than 20% of gross sales. Total sales contracts increased in 1999 compared to 1998 due mainly to the expansion into California and the economic strength of all of the Company's operating markets.

     NET SALES BACKLOG

     Backlog represents net sales contracts that have not closed. Comparative 1999 and 1998 net sales backlog follows (dollars in thousands):

                                  QUARTERS ENDED       DOLLAR/UNIT    PERCENTAGE
                                      MARCH 31,         INCREASE       INCREASE
                                 1999         1998     (DECREASE)     (DECREASE)
                                 ----         ----     ----------     ----------
Total
   Dollars                    $197,725     $148,435     $ 49,290          33%
   Units in backlog                987          772          215          28%
   Average sales price        $  200.3     $  192.3     $    8.0           4%

Texas
   Dollars                    $111,199     $ 78,114     $ 33,085          42%
   Units in backlog                734          569          165          29%
   Average sales price        $  151.5     $  137.3     $   14.2          10%

Arizona
   Dollars                    $ 77,743     $ 70,231     $  7,512          11%
   Units in backlog                227          203           24          12%
   Average sales price        $  342.5     $  346.0     $   (3.5)          1%

California
    Dollars                   $  8,783          N/A          N/A          N/A
    Units in backlog                26          N/A          N/A          N/A
    Average sales price       $  337.8          N/A          N/A          N/A

     Total dollar backlog at March 31, 1999 increased 33% over the prior 1998 period due to a corresponding increase in units in backlog. Units in backlog at March 31, 1999 increased 28% over the same period in the prior year due to the increase in net orders caused by expansion into California and strong housing markets in which Meritage operates.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of working capital are land purchases, lot development and home construction. Meritage uses a combination of borrowings and funds generated by operations to meet its working capital requirements.

     At March 31, 1999 Meritage had short-term secured revolving construction loan facilities totaling $120 million and had $24.5 million in acquisition and development facilities, of which approximately $41.0 and $7.9 million were outstanding, respectively. An additional $9.4 million of unborrowed funds supported by approved collateral were available under its credit facilities at that date. Meritage also has $15 million outstanding in unsecured, senior subordinated notes due September 15, 2005, which were issued in October 1998.

     Management believes that the current borrowing capacity, cash on hand at March 31, 1999 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from the Company's sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that Meritage incurs may be limited by the terms of the indenture governing its senior subordinated notes and the credit agreements.

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

     The remediation and testing of the Company's business systems will cost an estimated $160,000. These costs are to be expensed in the period incurred and funded through cash flows from operations. Expenses to date have approximated $120,000. The financial impact is not expected to be material to the Company's financial position or results of operations.

     The scheduled completion dates and costs associated with the various components of the Y2K compliance program described above are estimated and are subject to change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Meritage does not trade in derivative financial instruments and at March 31, 1999 had no significant derivative financial instruments. Meritage does have other financial instruments in the form of notes payable and senior debt, which are at fixed interest rates. Meritage's lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        Exhibit                                                     Page or
        Number                    Description                   Method of Filing
        ------                    -----------                   ----------------

        27         Financial Data Schedule                        Filed herewith

        99         Private Securities Reform Act of 1995          Filed herewith
                   Safe Harbor Compliance Statement for
                   Forward-Looking Statements

     (b) REPORTS ON FORM 8-K

            A current report on Form 8-K, dated March 23, 1999 was filed with the Securities and Exchange Commission which related to William W. Cleverly's resignation as a Managing Director. Mr. Cleverly continues to serve as a director of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 1999.


                              MERITAGE CORPORATION,
                              a Maryland Corporation

                              By /s/ LARRY W.SEAY
                              --------------------------------------------------
                              Larry W. Seay
                              Chief Financial Officer and Vice President-Finance (Principal Financial Officer and Duly Authorized Officer)