Form 10-Q
period 1999-06-30
MERITAGE CORP
filed 1999-08-16
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

As of August 10, 1999; 5,462,906 shares of Meritage Corporation common stock were outstanding.

================================================================================

                              MERITAGE CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                                TABLE OF CONTENTS



                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS:

           Consolidated Balance Sheets as of June 30, 1999 and
           December 31, 1998..............................................    3

           Consolidated Statements of Earnings for the Three and Six
           Months ended June 30, 1999 and 1998............................    4

           Consolidated Statements of Cash Flows for the Six
           Months ended June 30, 1999 and 1998............................    5

           Notes to Consolidated Financial Statements.....................    6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................   10

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK....................................................   15

PART II. OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   15

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................   15

SIGNATURES ...............................................................   S-1

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     JUNE 30,      DECEMBER 31,
                                                       1999            1998
                                                   ------------    ------------
ASSETS
 Cash and cash equivalents                         $  7,084,225    $ 12,386,806
 Real estate under development                      147,191,665     104,758,530
 Deposits on real estate under option
   or contract                                       11,726,728       7,338,406
 Other receivables                                    1,774,219       2,460,966
 Deferred tax asset                                   2,382,163       6,935,000
 Goodwill                                            19,275,181      14,640,712
 Property and equipment, net                          3,803,921       2,566,163
 Other assets                                         1,413,349       1,163,737
                                                   ------------    ------------

     Total Assets                                  $194,651,451    $152,250,320
                                                   ============    ============
LIABILITIES
 Accounts payable and accrued liabilities          $ 29,918,011    $ 34,068,178
 Home sale deposits                                  12,113,269       8,587,245
 Notes payable                                       72,666,108      37,204,845
 Minority interest in consolidated
   joint ventures                                       152,710         110,922
                                                   ------------    ------------

     Total Liabilities                              114,850,098      79,971,190
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
 Common stock, par value $.01 per share;
   50,000,000 Shares authorized; issued and
   outstanding - 5,470,906 Shares at June 30, 1999,
   and 5,334,942 shares at December 31, 1998             54,709          53,349
 Additional paid-in capital                         100,087,648      99,319,669
 Accumulated deficit                                (20,228,042)    (27,093,888)
 Less cost of shares held in treasury
   (10,000 shares)                                     (112,962)             --
                                                   ------------    ------------

     Total Stockholders' Equity                      79,801,353      72,279,130
                                                   ------------    ------------

 Total Liabilities and Stockholders' Equity        $194,651,451    $152,250,320
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                     ----------------------------    -----------------------------
                                         1999            1998            1999            1998
                                     ------------    ------------    -------------    ------------
Home sales revenues                  $ 76,646,871    $ 55,608,159    $ 127,953,068    $ 92,121,503
Cost of home sales                    (60,810,073)    (45,698,437)    (102,132,361)    (75,324,372)
                                     ------------    ------------    -------------    ------------
      Gross profit                     15,836,798       9,909,722       25,820,707      16,797,131

Commissions and other sales costs      (4,492,042)     (2,553,903)      (7,907,859)     (4,894,388)
General and administrative expense     (3,678,297)     (2,273,598)      (6,824,344)     (4,182,056)
Interest expense                           (1,844)       (115,279)          (2,679)       (195,594)
Other income, net                         669,889         246,619        1,033,721         286,407
Residual interest and real estate
  loan interest income                         --       2,028,908               --       5,232,667
                                     ------------    ------------    -------------    ------------

Earnings before income taxes            8,334,504       7,242,469       12,119,546      13,044,167
Income taxes                            3,793,701         546,000        5,253,701         896,000
                                     ------------    ------------    -------------    ------------
      Net earnings                   $  4,540,803    $  6,696,469    $   6,865,845    $ 12,148,167
                                     ============    ============    =============    ============

Basic earnings per share             $        .83    $       1.26    $        1.26    $       2.29

Diluted earnings per share           $        .75    $       1.10    $        1.14    $       1.99

          See accompanying notes to consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------
                                                     1999             1998
                                                 ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                   $  6,865,845      $ 12,148,167
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                    1,009,513           597,518
   Deferred tax expense                             4,552,837                --
   Stock option compensation expense                  296,658           690,884
   Gain on sales of residual interests                     --        (5,180,046)
   Increase in real estate under development      (42,433,135)      (23,970,178)
   Increase in deposits on real estate under
     option or contract                            (4,388,322)       (1,739,951)
   (Increase) decrease in other receivables
      and other assets                                437,135          (259,921)
   Decrease in accounts payable and accrued
      liabilities                                  (9,276,403)       (6,289,779)
   Increase in home sale deposits                   3,526,024         3,922,390
                                                 ------------      ------------
     Net cash used in operating activities        (39,409,848)      (20,080,916)
                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (1,713,715)         (274,288)
  Proceeds from sales of residual interest                 --         6,600,000
                                                 ------------      ------------
     Net cash provided by (used in)
       investing activities                        (1,713,715)        6,325,712
                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                      128,447,739        65,373,666
  Repayment of borrowings                         (92,986,476)      (54,949,383)
  Purchase of treasury shares                        (112,962)               --
  Stock options exercised                             472,681           304,796
                                                 ------------      ------------
     Net cash provided by financing activities     35,820,982        10,729,079
                                                 ------------      ------------

Net decrease in cash and cash equivalents          (5,302,581)       (3,026,125)
Cash and cash equivalents at beginning
  of period                                        12,386,806         8,245,392
                                                 ------------      ------------
Cash and cash equivalents at end of period       $  7,084,225      $  5,219,267
                                                 ============      ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     We develop, construct and sell new high-quality, single family homes in the semi-custom luxury, move-up and entry-level markets. Our operations in the Phoenix and Tucson, Arizona metropolitan markets are under the Monterey Homes and Meritage Homes of Arizona brand names, in the Dallas/Fort Worth, Austin and Houston, Texas markets we use the Legacy Homes name and in the San Francisco Bay and Sacramento, California markets we are known as Meritage Homes of Northern California. We have recently undergone significant growth and are pursuing a strategy of expanding our operations.

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Meritage Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. First half 1998 results do not include the operations of Meritage Homes of Northern California, which was acquired on July 1, 1998. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.


NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

The components of real estate under development follow (in thousands):

                                              JUNE 30, 1999    DECEMBER 31, 1998
                                              -------------    -----------------
Homes under contract, in production             $ 64,696           $ 44,186
Finished lots and lots under development          60,920             46,558
Model homes and homes held for resale             21,576             14,015
                                                --------           --------
                                                $147,192           $104,759
                                                ========           ========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of home sales when the units are delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                       QUARTER ENDED         SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
                                     ------------------     -------------------
                                       1999       1998       1999        1998
                                       ----       ----       ----        ----
Beginning unamortized capitalized
 interest                            $ 2,260     $2,074     $ 1,982     $ 1,890
Interest capitalized                   1,510        856       2,599       1,484
Interest amortized in cost of home
 sales                                (1,117)      (800)     (1,928)     (1,244)
                                     -------     ------     -------     -------
Ending unamortized capitalized
 interest                            $ 2,653     $2,130     $ 2,653     $ 2,130
                                     =======     ======     =======     =======

Interest incurred                    $ 1,512     $  971     $ 2,602     $ 1,679
Interest capitalized                  (1,510)      (856)     (2,599)     (1,484)
                                     -------     ------     -------     -------
Interest expensed                    $     2     $  115     $     3     $   195
                                     =======     ======     =======     =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                         JUNE 30,   DECEMBER 31,
                                                           1999        1998
                                                         --------   ------------
$60 million bank   construction  line  of  credit,
   interest  payable monthly  approximating  prime
   (7.75% at June 30, 1999) or LIBOR (30 day LIBOR
   5.2% at June 30,  1999),  plus 2.25% payable at
   the earlier of close of escrow,  maturity  date
   of individual  homes within the line or June 9,
   2000,  secured by first deeds of trust on homes       $23,155      $ 4,641

$80 million  bank  construction  line  of  credit,
   interest payable monthly approximating prime or
   LIBOR plus  2.25%,  payable  at the  earlier of
   close of escrow,  maturity  date of  individual
   homes within the line or July 31, 2000, secured
   by first deeds of trust on homes                       25,268       10,925


$20 million  bank  acquisition   and   development
   credit   facility,   interest  payable  monthly
   approximating   prime  or  LIBOR  plus   2.25%,
   payable   at  the   earlier   of   funding   of
   construction  financing,  the maturity  date of
   individual projects within the line or June 19,
   2000, secured by first deeds of trust on land           5,908        3,314

Other   acquisition   and    development    credit
   facilities  with   commitments   totaling  $4.5
   million, interest payable monthly, ranging from
   prime  to  prime  plus  .25%;  payable  at  the
   earlier of funding of construction financing or
   the maturity date of the  individual  projects,
   secured by first deeds of trust on land                 2,424        2,407

Senior  unsecured  notes,  maturing  September 15,
   2005,   annual   interest   of  9.10%   payable
   quarterly,  principal  payable  in three  equal
   installments  on September  15, 2003,  2004 and
   2005                                                   15,000       15,000

Other                                                        911          918
                                                        --------     --------

   Total                                                $ 72,666     $ 37,205
                                                        ========     ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three and six months ended June 30, 1999 and 1998 follows (in thousands, except per share amounts):

                                             QUARTER ENDED    SIX MONTHS ENDED
                                                JUNE 30,          JUNE 30,
                                           ----------------   -----------------
                                            1999      1998     1999      1998
                                           ------    ------   ------    -------
Net earnings                               $4,541    $6,696   $6,866    $12,148
Weighted average shares outstanding -
 basic                                      5,456     5,316    5,441      5,311
                                           ------    ------   ------    -------

Basic earnings per share                   $  .83    $ 1.26   $ 1.26    $  2.29
                                           ======    ======   ======    =======
Basic EPS - Weighted average shares
 outstanding                                5,456     5,316    5,441      5,311

Effect of dilutive securities:
   Contingent shares                           70       132       77        141
   Stock options                              494       652      519        662
                                           ------    ------   ------    -------
Weighted average shares outstanding -
 dilutive                                   6,020     6,100    6,037      6,114
                                           ------    ------   ------    -------

Diluted earnings per share                 $  .75    $ 1.10   $ 1.14    $  1.99
                                           ======    ======   ======    =======

NOTE 5 - TREASURY STOCK

     In June 1999, we began acquiring shares of our common stock in connection with a stock repurchase program announced in April 1999. The program authorizes us to purchase up to $6 million of common stock from time to time on the open market or in privately negotiated transactions at price levels we consider attractive. We purchased 10,000 shares of common stock in June at an aggregate cost of $112,962. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing stockholder value.

NOTE 6 - STERLING COMMUNITIES ACQUISITION

     On June 15, 1998, we signed a definitive agreement with Sterling Communities, S.H. Capital, Inc., Sterling Financial Investments, Inc., Steven W. Hafener and W. Leon Pyle (together, the Sterling Entities), to acquire substantially all of the assets of Sterling Communities. The transaction was effective as of July 1, 1998. Assets acquired principally consist of real property and other residential homebuilding assets located in the San Francisco Bay and Sacramento areas of California. We are continuing the operations of the Sterling Entities under the name Meritage Homes of Northern California.

     Consideration paid for the assets and stock acquired, and various liabilities assumed, consisted of $6.9 million in cash and additional consideration to be paid for up to four years after the transaction date. We used the purchase method of accounting and the purchase price was allocated among our net assets based on their estimated fair market value at the transaction date. Goodwill of approximately $2.2 million was recorded, which is being amortized over 20 years. The additional consideration will be equal to 20% of the pre-tax income of Meritage's California division and will be expensed as earned.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - INCOME TAXES

     Components of income tax expense are as follows(in thousands):

                              QUARTER ENDED       SIX MONTHS ENDED
                                 JUNE 30,             JUNE 30,
                           -----------------     -----------------
                            1999       1998       1999       1998
                           ------     ------     ------     ------
      Current taxes:
        Federal            $  157     $  281     $  240     $  370
        State                 296        265        459        526
                           ------     ------     ------     ------
                              453        546        699        896
                           ------     ------     ------     ------
      Deferred taxes:
        Federal             3,254         --      4,467         --
        State                  87         --         88         --
                           ------     ------     ------     ------
                            3,341         --      4,555         --
                           ------     ------     ------     ------
        Total              $3,794     $  546     $5,254     $  896
                           ======     ======     ======     ======

     CARRYFORWARDS

     At June 30, 1999, we had a federal net operating loss carryforward of approximately $1.1 million. Any unused carryforward will expire beginning in 2007.

NOTE 8 - SEGMENT INFORMATION

     We classify our operations into three primary geographic segments: Arizona, Texas and California. These segments generate revenues through the sale of homes to external customers. We are not dependent on any one major customer.

     Operational information relating to the different business segments follows. 1998 information has not been included for the California operations which were acquired July 1, 1998. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes (EBIT). The accounting policies of the business segments are the same as those described in Notes 1 and 2 for the Company. There are no significant transactions between segments.

                                          QUARTER ENDED        SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                        ------------------   -------------------
                                          1999      1998       1999        1998
                                                     (in thousands)
HOME SALES REVENUE:
  Texas                                 $42,461    $36,171   $ 72,795    $58,847
  Arizona                                30,056     19,437     49,684     33,275
  California                              4,130         --      5,474         --
                                        -------    -------   --------    -------
    Total                               $76,647    $55,608   $127,953    $92,122
                                        =======    =======   ========    =======
EBIT:
  Texas                                 $ 5,819    $ 5,005   $  9,554    $ 8,016
  Arizona                                 3,815      1,865      5,705      2,772
  California                              1,195         --        773         --
  Corporate and other                    (1,378)     1,275     (1,984)     3,683
                                        -------    -------   --------    -------
    Total                               $ 9,451    $ 8,145   $ 14,048    $14,471
                                        =======    =======   ========    =======
AMORTIZATION OF CAPITALIZED INTEREST:
  Texas                                 $   367    $   304   $    667    $   502
  Arizona                                   688        496      1,191        742
  California                                 62         --         70         --
                                        -------    -------   --------    -------
    Total                               $ 1,117    $   800   $  1,928    $ 1,244
                                        =======    =======   ========    =======

                                                     AT                 AT
                                                  JUNE 30,          DECEMBER 31,
                                                    1999               1998
                                                  --------           --------
ASSETS:
  Texas                                           $ 92,024           $ 64,448
  Arizona                                           69,026             58,758
  California                                        29,749             12,321
  Corporate                                          3,852             16,723
                                                  --------           --------
    Total                                         $194,651           $152,250
                                                  ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, the impact of changes in interest rates, plans relating to our products or services, potential real property acquisitions, and new or planned development projects, as well as assumptions relating to the foregoing.

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 1998, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in our December 31, 1998 Annual Report on Form 10-K.

     RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding the results of operations of Meritage and its subsidiaries for the three and six months ended June 30, 1999 and June 30, 1998. All material balances and transactions between Meritage and its subsidiaries have been eliminated. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1998. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year. Comparative information for June 30, 1998 has not been included for the California operations, which were acquired in July 1998.

     HOME SALES REVENUE

     Home sales revenue is the product of the number of units closed during the period and the average sales price per unit. Comparative 1999 and 1998 housing revenues follow (dollars in thousands):

                            QUARTER ENDED                               SIX MONTHS ENDED
                               JUNE 30,      DOLLAR/UNIT  PERCENTAGE        JUNE 30,       DOLLAR/UNIT  PERCENTAGE
                        -------------------    INCREASE    INCREASE   -------------------    INCREASE    INCREASE
                          1999       1998     (DECREASE)  (DECREASE)    1999       1998     (DECREASE)  (DECREASE)
                        --------   --------    --------    --------   --------   --------    --------    --------
TOTAL
Dollars                  $76,647    $55,608     $21,039      37.8%    $127,953    $92,122     $35,831      38.9%
Units closed                 374        323          51      15.8%         631        528         103      19.5%
Average sales price      $ 204.9    $ 172.2     $  32.7      19.0%    $  202.8    $ 174.5     $  28.3      16.2%

TEXAS
Dollars                  $42,461    $36,171     $ 6,290      17.4%    $ 72,795    $58,847     $13,948      23.7%

Units closed                 275        266           9       3.4%         475        426          49      11.4%
Average sales price      $ 154.4    $ 136.0     $  18.4      13.5%    $  153.3    $ 138.1     $  15.2      11.0%

ARIZONA
Dollars                  $30,056    $19,437     $10,619      54.6%    $ 49,684    $33,275     $16,409      49.3%
Units closed                  88         57          31      54.4%         141        102          39      38.2%
Average sales price      $ 341.5    $ 341.0     $    .5         *     $  352.4    $ 326.2     $  26.2       8.0%

CALIFORNIA
Dollars                  $ 4,130        N/A         N/A       N/A     $  5,474        N/A         N/A       N/A
Units closed                  11        N/A         N/A       N/A           15        N/A         N/A       N/A
Average sales price      $ 375.5        N/A         N/A       N/A     $  364.9        N/A         N/A       N/A

* - less than 1%

     The increase in revenues and number of units closed in 1999 compared to 1998 resulted mainly from our strong market performance in Arizona and Texas, the addition of the California operations and an increase in closings of homes in higher priced communities.

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

                          QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                       ---------------------------  ---------------------------
                         1999     1998    INCREASE   1999      1998    INCREASE
                         ----     ----    --------   ----      ----    --------
Dollars                $15,837   $9,910    $5,927   $25,821   $16,797    $9,024
Percentage of housing
  revenues                20.7%    17.8%      2.9%     20.2%     18.2%      2.0%

     The dollar increase in gross profit for the three and six months ended June 30, 1999 over the prior year's periods is attributable to the increase in number of units closed. The gross profit margin increased due to the continued strong market performance in Texas and Arizona, along with increased closings in more profitable Arizona communities.

COMMISSIONS AND OTHER SALES COSTS

     The increase in commissions and other sales costs in the second quarter and first half of 1999 compared with the same periods of 1998 is based on higher sales volume. Comparative 1999 and 1998 commissions and other sales costs follows (dollars in thousands):

                           QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                        ---------------------------   --------------------------
                         1999      1998    INCREASE    1999     1998    INCREASE
                        ------    ------   --------   ------   ------   --------
Total
Dollars                 $4,492    $2,554    $1,938    $7,908   $4,894    $3,014
Percentage of housing
  revenues                 5.9%      4.6%      1.3%      6.2%     5.3%       .9%

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were approximately $3.7 million (4.8% of revenue) in the second quarter of 1999, as compared with approximately $2.3 million (4.1% of revenue) in 1998. The increase for the six months ended June 30, 1999 includes approximately $600,000 related to an employment agreement buyout of a former managing director. Operating costs in the first half of 1999 are also higher as a percentage of revenue due to the increase in overhead incurred related to expanding into California, and the start-up of our new Meritage Division in Phoenix, Arizona.

     OTHER INCOME

     The increase in other income for the three and six month periods ended June 30, 1999, primarily is due to management fees earned by the California division and an increase in revenue from the mortgage operations in Texas.

     RESIDUAL INTEREST AND REAL ESTATE LOAN INTEREST INCOME

     In the second quarter of 1998, the remainder of our mortgage security portfolio was sold for a gain of approximately $2.0 million. There will be no residual interest or real estate loan interest income in 1999.

     INCOME TAXES

     The increase in income taxes to $3.8 million for the quarter ended June 30, 1999 from $546,000 in the prior year's period resulted from a higher effective tax rate in the current year due to the utilization of the net operating loss ("NOL") carryforward for accounting purposes in 1998. In future periods we expect to have an effective tax rate approximating the statutory federal and state tax rates as our NOL carryforward is used or expires.

     SALES CONTRACTS

     Sales contracts for any period represent the number of homes ordered by customers (net of cancellations) multiplied by the average sales price per unit ordered. Comparative 1999 and 1998 sales contracts follow (dollars in thousands):

                            QUARTER ENDED                              SIX MONTHS ENDED
                               JUNE 30,      DOLLAR/UNIT  PERCENTAGE       JUNE 30,       DOLLAR/UNIT  PERCENTAGE
                        -------------------    INCREASE    INCREASE  -------------------    INCREASE    INCREASE
                          1999       1998     (DECREASE)  (DECREASE)   1999       1998     (DECREASE)  (DECREASE)
                        --------   --------    --------    --------  --------   --------    --------    --------
TOTAL
Dollars                $92,304    $74,158     $ 18,146       24.5%   $191,722   $160,141    $ 31,581      19.7%
Units ordered              495        382          113       29.6%      1,050        887         163      18.4%
Average sales price    $ 186.5    $ 194.1     $   (7.6)      (3.9)%   $  182.6   $  180.5    $    2.1       1.2%

TEXAS
Dollars                $53,285    $39,686     $ 13,599       34.3%   $116,967   $ 98,446    $ 18,521      18.8%
Units ordered              346        275           71       25.8%        777        700          77      11.0%
Average sales price    $ 154.0    $ 144.3     $    9.7        6.7%   $  150.5   $  140.6    $    9.9       7.0%

ARIZONA
Dollars                $26,249    $34,472     $ (8,223)     (23.9)%  $ 53,595   $ 61,695    $ (8,100)    (13.1)%
Units ordered              113        107            6        5.6%        212        187        25.0      13.4%
Average sales price    $ 232.3    $ 322.2     $  (89.9)     (27.9)%  $  252.8      329.9    $  (77.1)    (23.4)%

CALIFORNIA
Dollars                $12,770        N/A          N/A        N/A    $ 21,160        N/A         N/A       N/A
Units Ordered               36        N/A          N/A        N/A          61        N/A         N/A       N/A
Average sales price    $ 354.7        N/A          N/A        N/A    $  346.9        N/A         N/A       N/A

     We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate of less than 20% of gross sales. Total sales contracts increased in 1999 compared to 1998 due mainly to the expansion into California and the economic strength of all of our operating markets, particularly Texas. Average sales prices in Arizona are decreasing as the percentage of lower-priced homes sold by our new Meritage Homes of Arizona division increases.

     NET SALES BACKLOG

     Backlog represents net sales contracts that have not closed. Comparative 1999 and 1998 net sales backlog follows (dollars in thousands):

                                   AT JUNE 30,         DOLLAR/UNIT
                              ---------------------     INCREASE     PERCENTAGE
                                1999         1998      (DECREASE)    (DECREASE)
                              --------     --------     --------      --------
TOTAL
  Dollars                     $219,355     $166,982     $ 52,373         31%
  Units in backlog               1,107          831          276         33%
  Average sales price         $  198.2     $  200.9     $   (2.7)        (1)%

TEXAS
  Dollars                     $123,999     $ 81,617     $ 42,382         52%
  Units in backlog                 805          578          227         39%
  Average sales price         $  154.0     $  141.2     $   12.8          9%

ARIZONA
  Dollars                     $ 77,933     $ 85,365     $ (7,432)        (9)%
  Units in backlog                 251          253           (2)        (1)%
  Average sales price         $  310.5     $  337.4     $  (26.9)        (8)%

CALIFORNIA
  Dollars                     $ 17,423          N/A          N/A        N/A
  Units in backlog                  51          N/A          N/A        N/A
  Average sales price         $  341.6          N/A          N/A        N/A

     Total dollar backlog at June 30, 1999 increased 31% over the prior 1998 period due to a corresponding increase in units in backlog. Units in backlog at June 30, 1999 increased 33% over the same period in the prior year due to the increase in net orders caused by expansion into California and strong housing markets in which we operate. The average sales price of homes in backlog in Arizona is decreasing as the percentage of lower-priced homes sold by our new Meritage Homes of Arizona division increases.

     LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, lot development and home construction. We use a combination of borrowings and funds generated by operations to meet our working capital requirements.

     At June 30, 1999 we had short-term secured revolving construction loan facilities totaling $130 million and had $24.5 million in acquisition and development facilities, of which approximately $48.4 and $8.3 million were outstanding, respectively. An additional $14.6 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date. We also have $15 million outstanding in unsecured, senior subordinated notes due September 15, 2005, which were issued in October 1998.

     Management believes that the current borrowing capacity, cash on hand at June 30, 1999 and anticipated cash flows from operations are sufficient to meet our liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior subordinated notes and by the covenants and other terms of our credit agreements.

     YEAR 2000 COMPLIANCE

     The year 2000 presents potential concerns for business computing due to calculation problems from the use of a two-digit format as the year changes from 1999 to 2000. The problem affects certain computer software, hardware, and other systems containing processors and embedded chips. Consequently, information technology ("IT") systems and non-IT systems (collectively, "business systems") may not be able to accurately process certain transactions before, during, or after January 1, 2000. As a result, business and governmental agencies are at risk for potential disruption from business systems malfunctions or failures. This is commonly referred to as the Year 2000 ("Y2K") issue. We could be impacted by failures of our own business systems as well as those of our suppliers and business partners, and we have implemented our Y2K compliance program that consisted of business systems identification, testing and remediation, assessments of critical suppliers, and contingency planning.

     The compliance program's first component was the identification of our business systems for purposes of evaluating which systems are Y2K compliant and which will be replaced or remediated. This phase is complete.

     The second part of the program is the evaluation and replacement or remediation of our business systems that are not Y2K compliant. We have converted to new versions of substantially all of our homebuilding database systems and our replacement or remediation program is substantially complete.

     We have identified critical suppliers and business partners ("key business partners") and we are taking steps to determine their Y2K readiness. These steps include interviews and other types of inquiries. Because of the number of business systems used by key business partners and the varying levels of Y2K readiness, it is difficult to assess the likelihood and impact of a malfunction due to this issue. We are not currently aware of any business relationships with key business partners that we believe will likely result in a significant disruption of our business. However, a Y2K failure could occur and have an adverse impact on us. Management currently believes that our greatest risk is with suppliers, banking and financial institutions, and suppliers of telecommunications services, all of which are operating within the United States. Potential consequences of Meritage or its key business partners having business systems that are not Y2K compliant include delays in receiving homebuilding components and supplies.

     Concurrent with the remediation and evaluation of our business systems and those of our key business partners, we have developed contingency plans to decrease the risks that could occur in the event of a Y2K related business disruption. Contingency plans include increasing the level of homebuilding components, securing additional financing or other actions management deems advisable. Estimated costs associated with developing and implementing contingency measures are expected to be minimal.

     The remediation and testing of our business systems has cost approximately $160,000. These costs have been expensed in the period incurred and funded through cash flows from operations. The future financial impact is not expected to be material to our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not trade in derivative financial instruments and at June 30, 1999 had no significant derivative financial instruments. We do have other financial instruments in the form of notes payable and senior debt, which are at fixed interest rates. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1999, we held our 1999 Annual Meeting of Shareholders,  at which John
R. Landon, Robert G. Sarver and C. Timothy White were elected as Class II Directors to serve for a two-year term which expires at the Annual Meeting of Shareholders in 2001. Voting results for these nominees are summarized as follows:

                                                     VOTES           VOTES
                                                      FOR           WITHHELD
                                                   ---------        --------
        John R. Landon                             5,159,091         22,950
        Robert G. Sarver                           5,158,791         23,250
        C. Timothy White                           5,157,715         24,326

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          EXHIBIT                                                   PAGE OR
          NUMBER                 DESCRIPTION                    METHOD OF FILING
          ------                 -----------                    ----------------

            27              Financial Data Schedule              Filed herewith

            99              Private Securities Reform Act        Filed herewith
                            of 1995 Safe Harbor Compliance
                            Statement for Forward-Looking
                            Statements

     (b)  REPORTS ON FORM 8-K

          No reports on form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of August 1999.


                                    MERITAGE CORPORATION,
                                    a Maryland Corporation

                                    By /s/ Larry W. Seay
                                       -----------------------------------------
                                       Larry W. Seay
                                       Chief Financial Officer and Vice
                                       President-Finance (Principal Financial
                                       Officer and Duly Authorized Officer)