Form 10-Q
period 1999-09-30
MERITAGE CORP
filed 1999-11-15
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

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

As of November 7, 1999; 5,464,906 shares of Meritage Corporation common stock were outstanding.

================================================================================

                      MERITAGE CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS



                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of September 30, 1999 and
             December 31, 1998.............................................   3

             Consolidated Statements of Earnings for the Three and Nine
             Months ended September 30, 1999 and 1998......................   4

             Consolidated Statements of Cash Flows for the Nine
             Months ended September 30, 1999 and 1998......................   5

             Notes to Consolidated Financial Statements....................   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  10

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk...................................................  15

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K..............................  15

SIGNATURES ................................................................  S-1

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    1999                1998
                                                ------------       ------------
ASSETS
  Cash and cash equivalents                     $  3,835,754       $ 12,386,806
  Real estate under development                  180,151,276        104,758,530
  Deposits on real estate under option or
   contract                                       13,665,743          7,338,406
  Other receivables                                2,004,365          2,460,966
  Deferred tax asset                                 571,436          6,935,000
  Goodwill                                        19,008,403         14,640,712
  Property and equipment, net                      4,032,473          2,566,163
  Other assets                                     1,581,314          1,163,737
                                                ------------       ------------

     Total Assets                               $224,850,764       $152,250,320
                                                ============       ============
LIABILITIES
  Accounts payable and accrued liabilities      $ 33,832,074       $ 34,068,178
  Home sale deposits                              11,098,691          8,587,245
  Notes payable                                   95,733,724         37,204,845
  Minority interest in consolidated joint
   ventures                                          186,937            110,922
                                                ------------       ------------

     Total Liabilities                           140,851,426         79,971,190
                                                ------------       ------------
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share;
   50,000,000 Shares authorized; issued and
   outstanding - 5,474,906 Shares at
   September 30, 1999, and 5,334,942 shares
   at December 31, 1998                               54,749             53,349
  Additional paid-in capital                     100,258,418         99,319,669
  Accumulated deficit                            (16,200,867)       (27,093,888)
  Less cost of shares held in treasury
   (10,000 shares)                                  (112,962)                --
                                                ------------       ------------

     Total Stockholders' Equity                   83,999,338         72,279,130
                                                ------------       ------------

  Total Liabilities and Stockholders' Equity    $224,850,764       $152,250,320
                                                ============       ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                          1999             1998              1999             1998
                                      ------------     ------------     -------------     -------------
Home sales revenues                   $ 76,786,202     $ 68,416,768     $ 204,739,270     $ 160,538,271
Cost of home sales                     (62,231,991)     (54,447,139)     (164,364,352)     (129,771,511)
                                      ------------     ------------     -------------     -------------
     Gross profit                       14,554,211       13,969,629        40,374,918        30,766,760

Commissions and other sales costs       (4,572,040)      (3,661,365)      (12,479,899)       (8,555,753)
General and administrative expense      (3,531,611)      (3,062,087)      (10,355,955)       (7,242,025)
Interest expense                            (1,725)        (119,030)           (4,404)         (314,624)
Other income, net                          361,938          434,298         1,395,659           720,705
Residual interest and real estate
 loan interest income                           --               --                --         5,230,549
Minority interest in net income of
 consolidated joint ventures                    --       (1,395,443)               --        (1,395,443)
                                      ------------     ------------     -------------     -------------

Earnings before income taxes             6,810,773        6,166,002        18,930,319        19,210,169
Income taxes                             2,783,597        1,898,000         8,037,298         2,794,000
                                      ------------     ------------     -------------     -------------
     Net earnings                     $  4,027,176     $  4,268,002     $  10,893,021     $  16,416,169
                                      ============     ============     =============     =============

Basic earnings per share              $        .74     $        .80     $        2.00     $        3.09

Diluted earnings per share            $        .67     $        .70     $        1.80     $        2.68

          See accompanying notes to consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                    1999               1998
                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                  $  10,893,021     $  16,416,169
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
  Depreciation and amortization                     1,607,658           963,540
  Minority interest in net income of
    consolidated joint ventures                            --         1,395,443
  Deferred tax expense                              6,363,564         1,534,000
  Stock option compensation expense                   444,987         1,040,342
  Gain on sales of residual interests                      --        (5,180,046)
  Increase in real estate under development       (75,392,746)      (32,675,132)
  Increase in deposits on real estate under
    option or contract                             (6,327,337)       (2,580,682)
  (Increase) decrease in other receivables
    and other assets                                   39,024          (579,583)
  Increase (decrease) in accounts payable and
    accrued liabilities                             1,638,776        (3,718,429)
  Increase in home sale deposits                    2,511,446         6,030,740
                                                -------------     -------------
    Net cash used in operating activities         (58,221,607)      (17,353,638)
                                                -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in merger/acquisition                      --           785,403
  Cash paid for merger/acquisition                 (6,966,890)       (9,744,607)
  Purchases of property and equipment              (2,273,634)         (986,598)
  Proceeds from sales of residual interest                 --         6,600,000
                                                -------------     -------------
     Net cash used in investing activities         (9,240,524)       (3,345,802)
                                                -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                      213,469,099       120,341,231
  Repayment of borrowings                        (154,940,220)     (102,456,502)
  Purchase of treasury shares                        (112,962)               --
  Stock options exercised                             495,162           304,796
                                                -------------     -------------
     Net cash provided by financing activities     58,911,079        18,189,525
                                                -------------     -------------

Net decrease in cash and cash equivalents          (8,551,052)       (2,509,915)
Cash and cash equivalents at beginning
 of period                                         12,386,806         8,245,392
                                                -------------     -------------
Cash and cash equivalents at end of period      $   3,835,754     $   5,735,477
                                                =============     =============

          See accompanying notes to consolidated financial statements.

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

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Meritage Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. Results for the first six months of 1998 do not include the operations of Meritage Homes of Northern California, which we acquired on July 1, 1998. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

The components of real estate under development follow (in thousands):

                                          SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                          ------------------   -----------------
Homes under contract, in production           $ 88,900              $ 44,186
Finished lots and lots under development        63,932                46,558
Model homes and homes held for resale           27,319                14,015
                                              --------              --------
                                              $180,151              $104,759
                                              ========              ========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of home sales when the units are delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                  QUARTER ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                              -------------------     -------------------
                                               1999         1998        1999        1998
                                              -------     -------     -------     -------
Beginning unamortized capitalized interest    $ 2,653     $ 2,130     $ 1,982     $ 1,890
Interest capitalized                            1,942       1,608       4,541       3,092
Interest amortized in cost of home sales       (1,118)     (1,199)     (3,046)     (2,443)
                                              -------     -------     -------     -------
Ending unamortized capitalized interest       $ 3,477     $ 2,539     $ 3,477     $ 2,539
                                              =======     =======     =======     =======

Interest incurred                             $ 1,944     $ 1,727     $ 4,545     $ 3,407
Interest capitalized                           (1,942)     (1,608)     (4,541)     (3,092)
                                              -------     -------     -------     -------
Interest expensed                             $     2     $   119     $     4     $   315
                                              =======     =======     =======     =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 3 - NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1999              1998
                                                             -------------      ------------
$60  million  bank  construction  line of  credit,  interest payable monthly  approximating prime (8.25% at September 30,
1999) or LIBOR (30 day LIBOR 5.4% at  September  30,  1999),
plus  2.25%  payable  at the  earlier  of close  of  escrow, maturity date of individual homes within the line or June 9,
2000, secured by first deeds of trust on homes                  $27,362            $4,641

$80 million  bank  construction  line  of  credit,  interest payable  monthly  approximating  prime or LIBOR plus  2.25%, payable at the earlier of close of escrow,  maturity date of individual  homes within the line or July 31, 2000,  secured
by first deeds of trust on homes                                 34,982            10,925

$20million bank acquisition and development credit facility, interest payable monthly  approximating  prime or LIBOR plus
2.25%,  payable at the  earlier  of funding of  construction financing,  the maturity date of individual  projects within the line or June 19,  2000,  secured by first deeds of trust
on land                                                           5,100             3,314

$15 million  unsecured  revolving  line of credit,  interest payable monthly  approximating  prime,  maturing on December
17, 1999                                                         11,116                --

Other  acquisition  and development  credit  facilities with commitments totaling $4.5 million, interest payable monthly, ranging  from  prime  to prime  plus  .25%;  payable  at the earlier of funding of construction financing or the maturity date of the individual  projects,  secured by first deeds of
trust on land                                                     2,144             2,407

Senior unsecured notes,  maturing September 15, 2005, annual interest of 9.10% payable  quarterly,  principal  payable in three equal  installments  on September  15, 2003,  2004 and
2005                                                             15,000            15,000

Other                                                                30               918
                                                                -------           -------

     Total                                                      $95,734           $37,205
                                                                =======           =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 follows (in thousands, except per share amounts):

                                           QUARTER ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                         ----------------     ------------------
                                          1999      1998        1999       1998
                                         ------    ------     -------    -------

Net earnings                             $4,027    $4,268     $10,893    $16,416
Weighted average shares outstanding -
 basic                                    5,463     5,317       5,448      5,313
                                         ------    ------     -------    -------

Basic earnings per share                 $  .74    $  .80     $  2.00    $  3.09
                                         ======    ======     =======    =======
Basic EPS - Weighted average shares
 outstanding                              5,463     5,317       5,448      5,313

Effect of dilutive securities:
 Contingent shares                           70       129          83        150
 Stock options                              491       622         527        660
                                         ------    ------     -------    -------
Weighted average shares outstanding -
 dilutive                                 6,024     6,068       6,058      6,123
                                         ------    ------     -------    -------

Diluted earnings per share               $  .67    $  .70     $  1.80    $  2.68
                                         ======    ======     =======    =======

NOTE 5 - TREASURY STOCK

     In June 1999, we began acquiring shares of our common stock in connection with a stock repurchase program announced in April 1999. The program authorizes us to purchase up to $6 million of common stock from time to time on the open market or in privately negotiated transactions at price levels we consider attractive. As of September 30, 1999, we have purchased 10,000 shares of common stock at an aggregate cost of $112,962. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing stockholder value.

NOTE 6 - ACQUISITIONS

     On June 15, 1998, we signed a definitive agreement with Sterling Communities, S.H. Capital, Inc., Sterling Financial Investments, Inc., Steven W. Hafener and W. Leon Pyle (together, the Sterling Entities), to acquire substantially all of the assets of Sterling Communities. The transaction was effective as of July 1, 1998. Assets acquired principally consist of real property and other residential homebuilding assets located in the San Francisco Bay and Sacramento areas of California. Operations of the Sterling Entities continue under the name Meritage Homes of Northern California.

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

     In connection with the 1997 acquisition of Legacy Homes, additional consideration of $5.2 million was recorded as a non-cash addition to goodwill and accrued liabilities for the nine month period ended September 30, 1999. The purchase agreement provided that additional consideration was not to exceed $15 million and was based on the Company's earnings. The additional consideration reached the $15 million limit during the first quarter of 1999. The $5.2 million final payment will be made in January 2000, and will represent additional cash paid for the acquisition of Legacy Homes.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - INCOME TAXES

     Components of income tax expense are as follows (in thousands):

                                    QUARTER ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                                 ------------------      ------------------
                                  1999        1998        1999        1998
                                 ------      ------      ------      ------
     Current taxes:
          Federal                $  724      $   99      $  964      $  325
          State                     250         265         709         935
                                 ------      ------      ------      ------
                                    974         364       1,673       1,260
                                 ------      ------      ------      ------
     Deferred taxes:
          Federal                 1,769       1,534       6,236       1,534
          State                      40          --         128          --
                                 ------      ------      ------      ------
                                  1,809       1,534       6,364       1,534
                                 ------      ------      ------      ------

          Total                  $2,783      $1,898      $8,037      $2,794
                                 ======      ======      ======      ======

     CARRYFORWARDS

     At September 30, 1999, our federal net operating loss carryforward had been fully utilized.

NOTE 8 - SEGMENT INFORMATION

     We classify our operations into three primary geographic segments: Arizona, Texas and California. These segments generate revenues through the sale of homes to external customers. We are not dependent on any one major customer.

     Operational information relating to the different business segments follows. Information for the first six months of 1998 has not been included for the California operations that were acquired July 1, 1998. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes
(EBIT). The accounting policies of the business segments are the same as those described in Notes 1 and 2 for the Company. There are no significant transactions between segments.

                                               QUARTER ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                          ----------------------      -----------------------
                                            1999          1998           1999          1998
                                          --------      --------      ---------      --------
                                                            (in thousands)
HOME SALES REVENUE:
   Texas                                  $ 43,604      $ 34,767      $ 116,399      $ 93,613
   Arizona                                  26,056        19,911         75,740        53,186
   California                                7,126        13,739         12,600        13,739
                                          --------      --------      ---------      --------
          Total                           $ 76,786      $ 68,417      $ 204,739      $160,538
                                          ========      ========      =========      ========
EBIT:
   Texas                                  $  5,790      $  5,040      $  15,344      $ 13,069
   Arizona                                   2,565         1,822          8,270         4,594
   California                                  515         1,731          1,288         1,731
   Corporate and other                        (937)       (1,109)        (2,921)        2,574
                                          --------      --------      ---------      --------
          Total                           $  7,933      $  7,484      $  21,981      $ 21,968
                                          ========      ========      =========      ========
AMORTIZATION OF CAPITALIZED INTEREST:
   Texas                                  $    445      $    316      $   1,112      $    818
   Arizona                                     559           433          1,750         1,175
   California                                  114           450            184           450
                                          --------      --------      ---------      --------
          Total                           $  1,118      $  1,199      $   3,046      $  2,443
                                          ========      ========      =========      ========

                                                    AT SEPTEMBER 30,              AT DECEMBER 31,
                                                          1999                         1998
                                                    ----------------              ---------------
ASSETS:
Texas                                                   $103,646                     $ 64,448
Arizona                                                   77,355                       58,758
California                                                42,109                       12,321
Corporate                                                  1,741                       16,723
                                                        --------                     --------
       Total                                            $224,851                     $152,250
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

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 1998, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in our December 31, 1998 Annual Report on Form 10-K.

     RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding the results of operations of Meritage and its subsidiaries for the three and nine months ended September 30, 1999 and September 30, 1998. All material balances and transactions between Meritage and its subsidiaries have been eliminated. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1998. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year. Comparative information for the first six months of 1998 has not been included for the California operations, which we acquired in July 1998.

     HOME SALES REVENUE

     Home sales revenue is the product of the number of units closed during the period and the average sales price per unit. Comparative 1999 and 1998 housing revenues follow (dollars in thousands):

                          QUARTER ENDED     DOLLAR/UNIT   PERCENTAGE    NINE MONTHS ENDED    DOLLAR/UNIT   PERCENTAGE
                          SEPTEMBER 30,      INCREASE      INCREASE       SEPTEMBER 30,        INCREASE     INCREASE
                        1999        1998    (DECREASE)    (DECREASE)     1999        1998     (DECREASE)   (DECREASE)
                        ----        ----    ----------    ----------     ----        ----     ----------   ----------
Total
Dollars                $76,786    $68,417    $ 8,369         12%       $204,739    $160,538    $ 44,201        28%
Units closed               399        346         53         15%          1,030         874         156        18%
Average sales price    $ 192.5    $ 197.7    $  (5.2)        (3)%      $  198.8    $  183.7    $   15.1         8%

Texas
Dollars                $43,604    $34,767    $ 8,837         25%       $116,399    $ 93,613    $ 22,786        24%
Units closed               283        255         28         11%            758         681          77        11%
Average sales price    $ 154.1    $ 136.3    $  17.8         13%       $  153.6    $  137.5    $   16.1        12%

Arizona
Dollars                $26,056    $19,911    $ 6,145         31%       $ 75,740    $ 53,186    $ 22,554        42%
Units closed                97         59         38         64%            238         161          77        48%
Average sales price    $ 268.6    $ 337.5    $ (68.9)       (20)%      $  318.2    $  330.3    $  (12.1)       (4)%

California
Dollars                $ 7,126    $13,739    $(6,613)       (48)%      $ 12,600    $ 13,739    $ (1,139)       (8)%
Units closed                19         32        (13)       (41)%            34          32           2         6%
Average sales price    $ 375.1    $ 429.3    $ (54.2)       (13)%      $  370.6    $  429.3    $  (58.7)      (14)%

     The increase in revenues and number of units closed in 1999 compared to 1998 resulted mainly from our strong 1999 market performance in Arizona and Texas. The 1999 third quarter decrease in California revenue resulted from a 1998 third quarter which included revenue from close-out communities acquired in the Sterling acquisition, which were replaced by new communities that are just beginning to produce closing revenue. The average sales price in Arizona is decreasing as more homes are sold in our newer, lower priced communities increases.

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

                   QUARTER ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                   ---------------------------   -------------------------------
                                      INCREASE/
                    1999      1998   (DECREASE)      1999     1998    INCREASE
                    ----      ----   ----------      ----     ----    --------

Dollars           $14,554   $13,970    $ 584       $40,375   $30,767    $9,608
Percentage of
 housing revenues    19.0%     20.4%    (1.4)%        19.7%     19.2%       .5%

     The dollar increase in gross profit for the three and nine months ended September 30, 1999 over the prior year's periods is attributable to the increase in number of units closed. In the September quarter there is an increase in the number of lower priced homes closed, especially in Arizona, and a corresponding decrease in margins.

     COMMISSIONS AND OTHER SALES COSTS

     The increase in commissions and other sales costs in the third quarter and first nine months of 1999 compared with the same periods of 1998 are directly related to costs incurred to support growth in closing revenue. The growth in these costs has slightly exceeded revenue growth, primarily due to the need to incur model home operating and advertising costs associated with new communities, particularly in our more newly established Northern California region, several months prior to those communities producing closing revenue. Comparative 1999 and 1998 commissions and other sales costs follows (dollars in thousands):

                   QUARTER ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                   ---------------------------   -------------------------------
                   1999      1998     INCREASE     1999      1998      INCREASE
                   ----      ----     --------     ----      ----      --------
Total
Dollars           $4,572    $3,661      $911     $12,480    $8,556      $3,924
Percentage of
 housing revenues    6.0%      5.4%       .6%        6.1%      5.3%         .8%

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were approximately $3.5 million (4.6% of revenue) in the third quarter of 1999 as compared with approximately $3.1 million (4.5% of revenue) in the third quarter of 1998. The increase for the nine months ended September 30, 1999 over the 1998 period includes approximately $600,000 related to an employment agreement buyout of a former managing director. Operating costs in the first nine months of 1999 have also increased due to overhead incurred related to our expansion into California and the start-up of our new Meritage Division in Phoenix, Arizona.

     OTHER INCOME

     Other income decreased for the three months ended September 30, 1999 compared with the same quarter last year due to fewer miscellaneous fees being collected. The increase in other income for the nine month period ended September 30, 1999, primarily is due to management fees earned by the California division, which is included for the full nine months, and an increase in revenue from the mortgage operations in Texas.

     RESIDUAL INTEREST AND REAL ESTATE LOAN INTEREST INCOME

     The remainder of our mortgage security portfolio was sold for a gain of approximately $2.0 million in the second quarter of 1998, and as a result, there is no residual interest or real estate loan interest income in 1999.

     INCOME TAXES

     The increase in income taxes to $2.8 million for the quarter ended September 30, 1999 from $1.9 million in the prior year's period resulted from a higher effective tax rate in the current year due to the use of the net operating loss ("NOL") carryforward for accounting purposes in 1998. In future periods we expect to have an effective tax rate approximating the statutory federal and state tax rates as our NOL carryforward is now fully utilized.

     SALES CONTRACTS

     Sales contracts for any period represent the number of homes ordered by customers (net of cancellations) multiplied by the average sales price per unit ordered. Comparative 1999 and 1998 sales contracts follow (dollars in thousands):

                          QUARTER ENDED     DOLLAR/UNIT   PERCENTAGE    NINE MONTHS ENDED    DOLLAR/UNIT   PERCENTAGE
                          SEPTEMBER 30,      INCREASE      INCREASE       SEPTEMBER 30,        INCREASE     INCREASE
                        1999        1998    (DECREASE)    (DECREASE)     1999        1998     (DECREASE)   (DECREASE)
                        ----        ----    ----------    ----------     ----        ----     ----------   ----------
Total
Dollars               $93,955     $65,327    $ 28,628         44%      $295,969    $225,455    $ 70,514         31%
Units ordered             405         309          96         31%         1,455       1,196         259         22%
Average sales price   $ 232.0     $ 211.4    $   20.6         10%      $  203.4    $  188.5    $   14.9          8%

Texas
Dollars               $36,562     $36,007    $    555          2%      $156,178    $134,440    $ 21,738         16%
Units ordered             219         234         (15)        (6)%          996         934          62          7%
Average sales price   $ 167.0     $ 153.9    $   13.1          9%      $  156.8    $  143.9    $   12.9          9%

Arizona
Dollars               $39,027     $28,687    $ 10,340         36%      $100,265    $ 90,382    $  9,883         11%
Units ordered             132          74          58         78%           344         261          83         32%
Average sales price   $ 295.7     $ 387.6    $  (91.9)       (24)%     $  291.5    $  346.3    $  (54.8)       (16)%

California
Dollars               $18,366     $   633    $ 17,733      2,801%      $ 39,526    $    633    $ 38,893      6,144%
Units Ordered              54           1          53      5,300%           115           1         114     11,400%
Average sales price   $ 340.1     $   633    $ (292.9)       (46)%     $  343.7    $    633    $ (289.3)       (46)%

     We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate of less than 20% of gross sales. Total sales contracts increased in 1999 compared to 1998 due mainly to the expansion into California and the increased sales of our lower priced homes in Arizona.

     NET SALES BACKLOG

     Backlog represents net sales contracts that have not closed. Comparative 1999 and 1998 net sales backlog follows (dollars in thousands):

                                                  DOLLAR/UNIT   PERCENTAGE
                             AT SEPTEMBER 30,       INCREASE     INCREASE
                            1999         1998      (DECREASE)   (DECREASE)
                            ----         ----      ----------   ----------
Total
  Dollars                 $236,524     $182,461     $ 54,063        30%
  Units in backlog           1,113          835          278        33%
  Average sales price     $  212.5     $  218.5     $     (6)       (3)%

Texas
  Dollars                 $116,957     $ 82,857     $ 34,100        41%
  Units in backlog             741          557          184        33%
  Average sales price     $  157.8     $  148.8     $    9.0         6%

Arizona
  Dollars                 $ 90,904     $ 94,142     $ (3,238)       (4)%
  Units in backlog             286          268           18         7%
  Average sales price     $  317.8     $  351.3     $  (33.5)       (1)%

California
  Dollars                 $ 28,663     $  5,462     $ 23,201       425%
  Units in backlog              86          105           76       760%
  Average sales price     $  333.3     $  546.2       (212.9)      (39)%

     Total dollar backlog at September 30, 1999 increased 30% over the 1998 period due to a corresponding increase in new sales contracts entered into in 1999. Units in backlog at September 30, 1999 increased 33% over the same period in 1998 due to the increase in net orders caused in part by expansion into California, and to some extent, a lengthening of the construction cycle for our homes. The average sales price of homes in backlog in Arizona is decreasing as the percentage of lower priced homes sold in that region increases.

     LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, lot development and home construction. We use a combination of borrowings and funds generated by operations to meet our working capital requirements.

     At September 30, 1999 we had short-term secured revolving construction loan facilities totaling $140 million and had $24.5 million in acquisition and development facilities, of which approximately $62.3 and $7.2 million were outstanding, respectively. An additional $18.8 million of unborrowed funds supported by approved collateral were available under these credit facilities at that date. We also have $15 million outstanding in unsecured, senior subordinated notes due September 15, 2005, which were issued in October 1998, and $15 million in an unsecured credit facility of which $11.1 million is outstanding.

     Management believes that the current borrowing capacity, cash on hand at September 30, 1999 and anticipated cash flows from operations are sufficient to meet our liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior subordinated notes and by the covenants and other terms of our credit agreements.

     YEAR 2000 COMPLIANCE

     The year 2000 presents potential concerns for business computing due to calculation problems from the use of a two-digit format as the year changes from 1999 to 2000. The problem affects certain computer software, hardware, and other systems containing processors and embedded chips. Consequently, information technology ("IT") systems and non-IT systems (collectively, "business systems") may not be able to accurately process certain transactions before, during, or after January 1, 2000. As a result, business and governmental agencies are at risk for potential disruption from business systems malfunctions or failures. This is commonly referred to as the Year 2000 ("Y2K") issue. We could be impacted by failures of our own business systems as well as those of our suppliers and business partners. We have implemented our Y2K compliance program that consisted of business systems identification, testing and remediation, assessments of critical suppliers, and contingency planning.

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

     We have identified critical suppliers and business partners ("key business partners") and have taken steps to determine their Y2K readiness. These steps include various types of inquiries. Because of the number of business systems used by key business partners and the varying levels of Y2K readiness, it is difficult to assess the likelihood and impact of a malfunction due to this issue. We are not currently aware of any business relationships with key business partners that we believe will likely result in a significant disruption of our business. However, a Y2K failure could occur and have an adverse impact on us. Management currently believes that our greatest risk is with suppliers, banking and financial institutions, and suppliers of telecommunications services, all of which are operating within the United States. Potential consequences of Meritage or its key business partners having business systems that are not Y2K compliant include delays in receiving homebuilding components and supplies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not trade in derivative financial instruments and at September 30, 1999 had no significant derivative financial instruments. We do have other financial instruments in the form of notes payable and senior debt, which are at fixed interest rates. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations.

                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit                                                    Page or
          Number               Description                      Method of Filing
          ------               -----------                      ----------------

          10.23     $15 Million Credit Agreement by and
                    among Meritage Corporation and
                    California Bank and Trust, Dated as
                    of September 17, 1999                        Filed herewith

          27        Financial Data Schedule                      Filed herewith

          99        Private Securities Reform Act of 1995
                    Safe Harbor Compliance Statement for
                    Forward-Looking Statements                   Filed herewith

     (b)  Reports on Form 8-K

          No reports on form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November 1999.


                       MERITAGE CORPORATION,
                       a Maryland Corporation



                       By /s/ Larry W. Seay
                       ---------------------------------------------------------
                       Larry W. Seay
                       Chief Financial Officer and Vice President-Finance (Principal Financial Officer and Duly Authorized Officer)