Form 10-K405
period 1999-12-31
MERITAGE CORP
filed 2000-03-23
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from __________to__________

                          Commission File Number 1-9977

                              Meritage Corporation
             (Exact Name of Registrant as Specified in its Charter)

            Maryland                                      86-0611231
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)


  6613 North Scottsdale Road, Suite 200                     85250
        Scottsdale, Arizona                               (Zip Code)
(Address of Principal Executive Offices)

                                 (480) 998-8700
              (Registrant's Telephone Number, Including Area Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At  March  15,  2000  the  aggregate  market  value  of  common  stock  held  by non-affiliates of the Registrant was $33,507,271. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock on March 15, 2000 was 5,563,796.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions from the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2000 have been incorporated by reference into
Part III, Items 10, 11, 12 and 13.

================================================================================

                                TABLE OF CONTENTS

                                                                         Page No
                                                                         -------
PART I

  Item 1.  Business.......................................................  3

  Item 2.  Properties..................................................... 10

  Item 3.  Legal Proceedings.............................................. 10

  Item 4.  Submission of Matters to a Vote of Security Holders............ 10

PART II

  Item 5.  Market for the Registrant's Common Stock
           and Related Stockholder Matters................................ 11

  Item 6.  Selected Financial Data........................................ 11

  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 12

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk..... 22

  Item 8.  Financial Statements and Supplementary Data.................... 22

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 39

PART III

  Item 10. Directors and Executive Officers of the Registrant............. 39

  Item 11. Executive Compensation......................................... 39

  Item 12. Security Ownership of Certain Beneficial Owners
             and Management............................................... 39

  Item 13. Certain Relationships and Related Transactions................. 39

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.................................................. 40

SIGNATURES ...............................................................S-1

                                     PART I

ITEM 1. BUSINESS

HISTORY OF THE COMPANY

     We design, construct and sell single family homes ranging from entry-level to semi-custom luxury in three large and growing Sunbelt states; Texas, Arizona and California. We have recently undergone significant growth and at December 31, 1999, were actively selling homes in 46 communities. We pursue a strategy of diversifying our product mix and the geographic scope of our operations.

     We were formed in 1988 as a real estate investment trust ("REIT") and operated under the name of Homeplex Mortgage Investments Corporation. Homeplex invested in mortgage-related assets and selected real estate loans. On December 31, 1996, the Company acquired by merger the homebuilding operations of various entities under the Monterey Homes name (the "merger"). Following the merger the Company focused on the business of homebuilding, and changed its name to Monterey Homes Corporation. On July 1, 1997, as part of our strategy to further diversify operations, we combined with Legacy Homes (the "combination"), a group of entities with homebuilding operations in Texas. Legacy, in business since 1988, designs, builds and sells entry-level and move-up homes. In July 1998, we acquired Sterling Communities, a homebuilder in Northern California. In September 1998, with shareholder approval, Meritage Corporation became the new corporate name. Operations continue in Texas under the Legacy Homes name, in Arizona as Monterey Homes and Meritage Homes of Arizona, and in California as Meritage Homes of Northern California.

BUSINESS STRATEGY

     We seek to distinguish ourselves from other production homebuilders and to respond rapidly to changing market conditions through a business strategy focused on the following:

     SUPERIOR DESIGN AND QUALITY. We believe we maximize customer satisfaction by offering homes that are built with quality materials and craftsmanship, exhibit distinctive design features and are situated in premium locations. We believe that we generally offer higher caliber homes in their defined price range or category than those built by our competitors.

     PRODUCT BREADTH. We design our new homes to appeal to a wide variety of consumers. In Texas, we target entry-level and move-up buyers, offering homes at prices that reflect the production efficiencies of a high-volume tract builder. In Arizona, we focus on the luxury market, which is characterized by unique communities and distinctive luxury homes, and the move-up homebuyers' market. Continued expansion into the first and second-time move-up segments of the Arizona market reflects our desire to increase our share of the overall housing market in the Phoenix and Tucson metropolitan areas. In California, our focus is on quality first and second-time move-up homes. We believe this product breadth and geographical diversity helps to reduce exposure to variable economic cycles.

     HIGHEST LEVEL OF SERVICE. We are committed to achieving the highest level of customer satisfaction as an integral part of our competitive strategy. During the sales process our experienced sales personnel keep customers informed of their home's construction progress. After delivery, our customer care departments respond to any questions or warranty matters a customer may have.

     CONSERVATIVE LAND ACQUISITION POLICY. We seek to maximize our return on capital employed by practicing a conservative land acquisition policy that minimizes risks associated with land investment. We accomplish this by:

     * focusing on development sites where we expect to have less than a three-year lot inventory;
     * generally purchasing land subject to complete entitlement, including zoning and utility services; and
     * controlling lots on a non-recourse, rolling option basis where we have the right, but not the obligation, to buy lots at predetermined prices based on a takedown schedule that reflects anticipated home closings.

     We generally do not speculate in raw land held for investment.

     COST MANAGEMENT. Throughout our history, we have focused on controlling costs and minimizing overhead, and consider this a key factor in maintaining profitability. Management seeks to reduce costs by:

     * using subcontractors to carry out home construction and site improvement on a fixed-price basis;
     * obtaining favorable pricing from subcontractors through long-term relationships and large volume jobs;
     * reducing interest carry by minimizing our inventory of unsold or speculative homes and shortening the home construction cycle;
     * generally beginning construction on a home under contract only after a satisfactory down payment and/or receipt of mortgage approval has been received from the buyer;
     *    minimizing overhead by centralizing certain administrative activities;
          and
     * maintaining management information systems to allow the monitoring of homebuilding production, scheduling and budgeting.

     DECENTRALIZED OPERATING STRUCTURE WITH EXPERIENCED DIVISION MANAGERS. We rely upon the expertise of divisional managers, each with significant experience in the homebuilding industry, to serve the needs of our regional markets. Corporate-level management provides centralized control for risk elements such as land acquisition approval, financing, cash management, capital allocation and risk management.

     EXPANSION IN NEW AND EXISTING MARKETS. Depending on market conditions, we may explore expansion opportunities in new or existing geographic areas where we see an ability to exploit a competitive advantage. Expansion may take place through strategic acquisitions of existing homebuilders, through start-up operations or through internal growth.

MARKETS AND PRODUCTS

     We operate in the Dallas/Fort Worth, Austin and Houston, Texas markets using the Legacy Homes brand name, in the Phoenix and Tucson, Arizona markets as Monterey Homes and Meritage Homes of Arizona and in the San Francisco Bay and Sacramento, California markets as Meritage Homes of Northern California. We believe that these areas represent attractive homebuilding markets with opportunities for long-term growth. We also believe that our operations in certain markets, such as Dallas/Fort Worth and Phoenix, are well established and that we have developed a reputation for building distinctive quality homes within the market segments served by these communities.

     Our homes range from entry-level to semi-custom luxury, with base prices ranging from $100,000 to $600,000. A summary of activity by market and product type follows (dollars in thousands):

                                      Average   Units in    Dollar Value                 Number of
                     Number of Homes  Closing  Backlog at  of Backlog at   Home Sites      Active
                      Closed in 1999   Price    Year End     Year End     Remaining(1)  Subdivisions
                      --------------   -----    --------     --------     ------------  ------------
Texas - Move-up             835       $162.6       381       $ 67,197        1,936           19
Texas - Entry-level         300        130.4       185         26,786          886            6
Arizona - Luxury            196        419.8       127         54,179          592            7
Arizona - Move-up           204        189.4        89         18,699        1,199            7
California - Move-up        108        354.1       103         32,584          880            7
                          -----       ------      ----       --------        -----          ---
   Total Company          1,643       $203.3       885       $199,445        5,493           46
                          =====       ======      ====       ========        =====          ===

----------
(1) "Home Sites Remaining" is the number of homes that could be built both on the remaining lots available for sale and land to be developed into lots as estimated by management.

LAND ACQUISITION AND DEVELOPMENT

     We typically purchase land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer's control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits during development. The process of obtaining such approvals and permits can substantially delay the development process. For this reason, we may consider purchasing unentitled property in the future when we can do so in a manner consistent with our business strategy.

     We select land for development based upon a variety of factors, including:

     *    internal and external demographic and marketing studies;
     * project suitability, which is generally a development with fewer than 150 lots;
     * suitability for development generally within a one to three year time period from the beginning of the development process to the delivery of the last home;
     * financial review as to the feasibility of the proposed project, including projected profit margins, return on capital employed, and the capital payback period;
     *    the ability to secure governmental approvals and entitlements;
     *    results of environmental and legal due diligence;
     *    proximity to local traffic corridors and amenities; and
     * management's judgment as to the real estate market, economic trends, and experience in a particular market.

     We occasionally purchase larger properties consisting of 200 to 500 lots or more if the situation presents an attractive profit potential and acceptable risk limitations.

     We acquire land through purchases and rolling option contracts. Purchases are financed through traditional bank financing or working capital. Rolling options allow us to control lots and land through a third party who owns or buys the property on which we plan to build homes. We enter into option contracts with the third party to purchase finished lots as home construction begins. These contracts are generally non-recourse and require non-refundable deposits of 2% to 10% of the sales price. We acquire a majority of our land through rolling option contracts.

     Once we have acquired land, we generally initiate development through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other refinements. We often build homes in master planned communities with home sites that are along or near a major amenity, such as a golf course.

     We develop a design and marketing concept for each project, which includes determination of size, style and price range of homes, street layout, size and layout of individual lots, and overall community design. The product line offered in a particular project depends upon many factors, including the housing generally available in the area, the needs of a particular market, and our lot costs for the project.

     Occasionally we use partnerships or joint ventures to purchase and develop land where these arrangements are necessary to acquire the property or appear to be otherwise economically advantageous.

The following table presents information regarding land owned or land under contract or option by market as of December 31, 1999:

                                                                     Land Under Contract
                                  Land Owned (1)                        or Option (1)
                      ---------------------------------------   -----------------------------
                                  Lots Under    Lots Held for              Lots Under
                      Finished   Development    Development     Finished   Development
                        Lots     (Estimated)    (Estimated)       Lots     (Estimated)  Total
                        ----     -----------    -----------       ----     -----------  -----
TEXAS:
Dallas/Ft. Worth Area    501         568            340            267          250     1,926
Austin Area              129          --             --            110          604       843
Houston Area             156          --             --             --          160       316
                       -----       -----          -----          -----        -----     -----
Total Texas              786         568            340            377        1,014     3,085
                       -----       -----          -----          -----        -----     -----
ARIZONA:
Phoenix Area              88         223             43            177          673     1,204
Tucson Area               58          --             --            175          358       591
                       -----       -----          -----          -----        -----     -----
Total Arizona            146         223             43            352        1,031     1,795
                       -----       -----          -----          -----        -----     -----
CALIFORNIA:
Sacramento Area            1          --             --            199           53       253
San Francisco Bay Area    --          19             --             83          480       582
                       -----       -----          -----          -----        -----     -----
Total California           1          19             --            282          533       835
                       -----       -----          -----          -----        -----     -----
TOTAL COMPANY            933         810            383          1,011        2,578     5,715
                       =====       =====          =====          =====        =====     =====

----------
(1)  Excludes lots with finished homes or homes under construction

CONSTRUCTION

     We are the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic proximity basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers after receiving competitive bids on an individual basis. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if management can obtain more favorable terms. Our project managers and field superintendents, who coordinate and supervise the activities of subcontractors and suppliers, subject the work to quality and cost controls, and assure compliance with zoning and building codes.

     We specify that quality, durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, management negotiates price and volume discounts with manufacturers and suppliers on behalf of its subcontractors to take advantage of production volume. Usually, access to our principal subcontracting trades, materials and supplies is readily available in each of its markets. Prices for these goods and services may fluctuate due to various factors, including supply and demand shortages that may be beyond the control of our vendors. We believe that our relationships with suppliers and subcontractors are good.

     We generally build and sell homes in clusters or phases within a project, which management believes creates efficiencies in land development and construction, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. A typical Meritage home is completed within four to ten months from the start of construction, depending upon home size and complexity. Schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time.

MARKETING AND SALES

     We believe that we have an established reputation for developing high quality homes, which helps generate interest in each new project. We also use advertising and other promotional activities, including magazine and newspaper advertisements, brochures, direct mail, and the placement of strategically located signs in the immediate areas of our developments.

     We use furnished model homes as tools in demonstrating the competitive advantages of our home designs and features to prospective homebuyers. We generally employ or contract with interior designers who are responsible for creating an attractive model home for each product line within a project. We generally build between one and four model homes for each active community, depending upon the number of homes to be built in the project and the products to be offered. Occasionally we sell our model homes and lease them back from buyers who purchased the homes for investment purposes or who do not intend to move in immediately. A summary of model homes owned or leased at December 31, 1999 follows:

                  Model Homes  Model Homes    Monthly Lease   Models Under
                    Owned      Leased Back       Amount       Construction
                    -----      -----------       ------       ------------
   Texas              23           --                --             3
   Arizona            13           17          $ 41,600            10
   California         20            1             3,500            --
                     ---          ---          --------           ---
        Total         56           18          $ 45,100            13
                     ===          ===          ========           ===

     Our homes generally are sold by full-time, commissioned employees who typically work from a sales office located in the model homes for each project. Our goal is to ensure that the sales force has extensive knowledge of our operating policies and housing products. To achieve this goal, we train our sales personnel and conduct periodic meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans, and the available product lines, pricing, options, and warranties offered. Sales personnel are licensed real estate agents where required by law. Independent brokers also sell our homes, and are usually paid a sales commission on the base price of the home.

     Occasionally we offer various sales incentives, such as landscaping and certain interior home improvements, to attract buyers. The use and type of incentives depends largely on economic and competitive market conditions.

BACKLOG

     Most of our home sales are made under standard sales contracts signed before construction of the home begins. The contracts require substantial cash deposits and are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered "backlog". We do not recognize revenue on homes in backlog until sales are closed, the buyer has made a minimum down payment and other criteria for sale and profit recognition are met. We sometimes build homes in a project before obtaining a sales contract, though these homes are excluded from backlog until a sales contract is signed. We believe we will deliver almost all homes in backlog at December 31, 1999 to customers during 2000.

     Our backlog increased to 885 units with a value of $199.4 million at December 31, 1999 from 688 units with a value of $145.3 million at December 31, 1998. These increases are primarily due to additional communities that opened for sale in 1999, along with strong home sales.

CUSTOMER FINANCING

      We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We provide mortgage-banking services in our Dallas/Fort Worth markets through a related mortgage lending company, Texas Home Mortgage Corporation, which originates loans on behalf of third party lenders. In Tucson we provide mortgage services through MTH Mortgage Limited Partnership, a joint venture with an independent mortgage banking company. In our other markets we use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. Since many customers use long-term mortgage financing to purchase homes, adverse economic conditions, unemployment increases and high mortgage interest rates may deter or reduce the number of potential homebuyers.

CUSTOMER RELATIONS, QUALITY CONTROL AND WARRANTY PROGRAMS

     Management believes that positive customer relations and an adherence to stringent quality control standards are fundamental to continued success. We believe that our commitment to buyer satisfaction and quality control have significantly contributed to our reputation as a high quality builder.

     A Meritage project manager or project superintendent, and a customer relations representative generally oversee compliance with quality control standards for each development. These representatives allocate responsibility to:

     *    oversee home construction;
     *    oversee subcontractor and supplier performance;
     * review the progress of each home and conduct formal inspections as specific stages of construction are completed; and
     *    regularly update buyers on the progress their homes.

     We generally provide a one-year limited warranty on workmanship and building materials with each home. Subcontractors usually provide an indemnity and a certificate of insurance before they begin work. Claims relating to workmanship and materials are therefore usually the subcontractors' primary responsibility. Reserves for future warranty costs are established based on historical experience within each division or region, and are recorded when the homes are delivered. Reserves range from 3/10 of one per cent to 3/4 of one percent of a home's sale price. To date, these reserves have been sufficient to cover warranty repairs.

COMPETITION AND MARKET FACTORS

     The development and sale of residential property is a highly competitive industry. We compete for sales in each of our markets with national, regional, and local developers and homebuilders, existing home resales, and to a lesser extent, condominiums and available rental housing. Some competitor homebuilders have significantly greater financial resources and/or lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

     * experience within our geographic markets which allows us to develop and offer new products;
     *    ability to reflect and adapt to changing market conditions;
     * ability, from a capital and resource perspective, to respond to market conditions;
     * ability to capitalize on opportunities to acquire land on favorable terms; and
     *    reputation for outstanding service and quality products.

     The homebuilding industry is cyclical and is affected by consumer confidence levels, job availability, prevalent economic conditions in general, and interest rates. Other factors affecting the homebuilding industry and demand for new homes are changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends, availability of and changes in mortgage financing programs, and the availability and cost of land and building materials. Any slowing in new home sales would increase competition among homebuilders in our market areas. There is no assurance that we will be able to compete successfully against other homebuilders in our current markets in a more competitive business environment resulting from a slowdown in home sales or that such increased competition will not have a material adverse affect on our business and operating results.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

     We purchase most of our land with entitlements, providing for zoning and utility services to project sites and giving us the right to obtain building permits. Construction may begin almost immediately upon compliance with specified conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, though there is no assurance that these and other restrictions will not adversely affect future operations.

     Because most of our land is entitled, construction moratoriums generally would only adversely affect us if they arose from health, safety, and welfare issues, such as insufficient water or sewage facilities. Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when we receive recorded maps and building permits. As we expand, we may also become increasingly subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, "slow growth" initiatives or building permit allocation ordinances, which could be implemented in future operating markets.

     We are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. In some markets, we are subject to environmentally sensitive land ordinances that mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. We must also comply with flood plain restrictions, desert wash areas, native plant regulations, endangered species acts and view restrictions. These and similar laws may result in delays, cause substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, compliance with such ordinances has not materially affected our operations, though no assurance is given that such a material adverse effect will not occur in the future.

     We usually will condition our obligation to purchase property on, among other things, an environmental review of the land. To date, we have not incurred any unanticipated liabilities relating to the removal of unknown toxic wastes or other environmental matters. However, there is no assurance that we will not incur material liabilities in the future relating to toxic waste removal or other environmental matters affecting land currently or previously owned.

BONDS AND OTHER OBLIGATIONS

     We obtain letters of credit and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with pending development activities. In the event the bonds or letters are drawn upon, we would be obligated to reimburse the issuer of the bond or letter of credit. At December 31, 1999 there were approximately $1.0 million in outstanding letters of credit and $16.3 million in performance bonds for such purposes. We do not believe that any of these bonds or letters of credit are likely to be drawn upon.

EMPLOYEES AND SUBCONTRACTORS

     At December 31, 1999, we had 295 employees, including 68 in management and administration, 101 in sales and marketing, and 126 in construction operations. Our employees are not unionized, and we believe that employee relations are good. We act solely as a general contractor and all construction operations are conducted through project managers and field superintendents who manage third party subcontractors. We use independent contractors for construction, architectural and advertising services, and believe that our relations with subcontractors and independent contractors are good.

NET OPERATING LOSS CARRYFORWARD

     By December 31, 1999, our federal income tax net operating loss (NOL) carryforward was fully utilized. Income tax payments were reduced during the periods the NOL carryforward was available and during that time income tax payments consisted primarily of state income taxes and the federal alternative minimum tax.

STOCK REPURCHASE PROGRAM

     In May 1999, we announced a stock repurchase program in which our Board of Directors approved the buyback of up to $6 million of outstanding Meritage common stock. As of December 31, 1999, 186,000 shares had been repurchased for an aggregate price of approximately $1.9 million.

MORTGAGE ASSETS ACQUIRED PRIOR TO MERGER

     Prior to the merger, we acquired a number of mortgage assets, consisting of mortgage interests (commonly known as "residuals") and mortgage instruments. During 1998 and 1997, we sold the mortgage assets for a gain or generated interest income from these assets prior to sale, of approximately $5.2 and $5.1 million, respectively.

ITEM 2. PROPERTIES

We lease the following office space:

    City                      Square      Annual
                             Footage    Lease Rate     Term       Expiration
                             -------    ----------     ----       ----------
Plano, Texas*                 13,000    $179,500      5 years       5/15/02
Phoenix, Arizona*             11,600     242,000      5 years       8/30/04
Tucson, Arizona                2,800      58,000      2 years      10/31/00
Walnut Creek, California       2,700      50,500      2 years       7/14/00
Austin, Texas                  1,500      28,400      3 years       4/30/02
Fort Worth, Texas              1,400      18,200      3 years       6/30/02
Houston, Texas                   900       9,500      1 year         7/1/00

----------
* Leases are with companies owned beneficially either by one our Co-Chairmen or by one of our Co-Chairmen and a Director. Management believes lease rates are competitive with rates for comparable space in the area and terms of the leases are similar to those we could obtain in an arm's length transaction.

     We also lease 18 model homes at a total monthly lease amount of $45,100. The leases are for terms ranging from three months to 36 months, with various renewal options.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings incidental to our business. Management believes that none of these matters, certain of which are covered by insurance, will have a material adverse impact upon our financial condition if decided adversely against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

GENERAL

     Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol "MTH". The high and low closing sales prices of the common stock, as reported by the NYSE, follow:

                               1999                       1998
                     -----------------------     -----------------------
                       High          Low            High          Low
                     ---------    ----------     ----------    ---------

First Quarter        $15 11/16    $11            $19 15/16     $12 7/16
Second Quarter       $13 1/2      $10 15/16      $19 1/4       $15 5/8
Third Quarter        $13 1/4      $10 11/16      $19 3/4       $12 1/16
Fourth Quarter       $12          $ 9 15/16      $14 11/16     $ 9 11/16

     On March 15, 2000, the closing sales price of the common stock as reported by the NYSE was $10 13/16 per share. At that date, there were approximately 280 owners of record. There are approximately 2,500 beneficial owners of common stock.

     The transfer agent for our common stock is ChaseMellon Shareholder Services, L.L.C., Overpeck Centre, 85 Challanger Road, Ridgefield Park, NJ 07660.

     We did not declare cash dividends in 1999, 1998 or 1997, nor do we intend to declare cash dividends in the foreseeable future. Earnings will be retained to finance the growth of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations and capital requirements, as well as other factors considered relevant by our board of directors.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

     The performance of our common stock depends upon several factors, including those listed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

     The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in anticipated or actual results of our operations or that of other homebuilding companies, changes in conditions affecting the general economy, widespread industry trends and analysts' reports, as well as other factors unrelated to our operating results.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial data for each of the years in the five-year period ended December 31, 1999. The data for 1996 through 1999 are derived from our Consolidated Financial Statements audited by KPMG LLP, independent auditors. The data for 1995 is derived from the Consolidated Financial Statements audited by Ernst & Young LLP, independent auditors. For additional information, see the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and the Results of Operations. These historical results may not be indicative of future results.

                                                           Historical Consolidated Financial Data
                                                                  Years Ended December 31,
                                                        (Dollars in Thousands, Except Per Share Data)
                                              ------------------------------------------------------------
                                                 1999        1998(3)      1997(4)      1996        1995
                                              ---------    ---------    ---------     --------    --------
Income Statement Data:
Home and land sales revenue                   $ 341,786    $ 257,113    $ 149,630          N/A         N/A
Cost of home and land sales                    (277,287)    (205,188)    (124,594)
                                              ---------    ---------    ---------
     Gross profit                                64,499       51,925       25,036
Earnings from mortgage assets
  and other income                                2,065        5,982        5,435     $  2,244    $  3,564
Interest expense                                     (6)        (461)        (165)        (238)       (868)
Commissions and other sales
  costs and general and
  administrative expenses                       (34,343)     (24,925)     (15,107)      (1,684)     (1,599)
Minority interest in net
  income of consolidated
  joint ventures                                     --       (2,021)          --           --          --
                                              ---------    ---------    ---------     --------    --------
Earnings before income taxes
  and extraordinary loss                         32,215       30,500       15,199          322       1,097
Income taxes(1)                                 (13,270)      (6,497)        (962)         (26)         --
Extraordinary loss(2)                                --           --           --         (149)         --
                                              ---------    ---------    ---------     --------    --------
     Net earnings                             $  18,945    $  24,003    $  14,237     $    147    $  1,097
                                              =========    =========    =========     ========    ========
Earnings per diluted share before effect of
  extraordinary loss                           $   3.14    $    3.92    $    2.68     $    .09    $    .34
Extraordinary loss per diluted share                 --          --            --         (.05)         --
                                              ---------    ---------    ---------     --------    --------
     Diluted earnings  per share               $   3.14    $    3.92    $    2.68     $    .04    $    .34
                                              =========    =========    =========     ========    ========
     Cash dividends per share (1)              $    N/A    $     N/A    $     N/A     $    .06    $    .09
                                              =========    =========    =========     ========    ========

                                                 1999         1998        1997         1996(5)      1995
                                              ---------    ---------    ---------     --------    --------
Balance Sheet Data:
Real estate under development                 $ 171,012    $ 104,759    $  63,955     $ 35,991    $     --
Residual interests                                   --           --        1,422        3,909       5,457
Total assets                                    226,559      152,250       96,633       72,821      27,816
Notes payable                                    85,937       37,205       22,892       30,542       7,819
Total liabilities                               136,148       79,971       50,268       45,876       9,368
Stockholders' equity                             90,411       72,279       46,365       26,945      18,448

----------
(1) Due to the use of our net operating loss carryforward, we paid limited income taxes during 1997 and 1998 until the NOL was fully utilized. During 1995 and 1996 we qualified and elected to be treated as a REIT under federal tax laws and we were not subject to federal income tax on that portion of our taxable income that was distributed to stockholders in or with respect to that year.
(2)  Reflects extraordinary loss from early extinguishment of long-term debt.
(3) Includes the accounts of Meritage Homes of Northern California from July 1, 1998, the acquisition date.
(4) Includes the accounts of Legacy Homes from July 1, 1997, the combination date.
(5)  Reflects the merger consummated on December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The following discussion and analysis provides information regarding the results of operations of Meritage and its subsidiaries for the years ended December 31, 1999 and December 31, 1998. All material balances and transactions between Meritage and its subsidiaries have been eliminated. Total results include those of the California operations from July 1, 1998. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.

     HOME SALES REVENUE

     Home sales revenue is the product of the number of homes closed during the period and the average sales price per home. Comparative 1999 and 1998 home sales revenue follow (dollars in thousands):

                                Year Ended December 31,  Dollar/unit  Percentage
                                -----------------------   Increase     Increase
                                   1999        1998      (Decrease)   (Decrease)
                                --------     --------    ----------   ----------
Total
  Dollars                       $334,007     $255,985     $ 78,022        31%
  Homes closed                     1,643        1,291          352        27%
  Average sales price           $  203.3     $  198.3     $    5.0         3%

Texas
  Dollars                       $174,850     $130,860     $ 43,990        34%
  Homes closed                     1,135          932          203        22%
  Average sales price           $  154.1     $  140.4     $   13.7        10%

Arizona
  Dollars                       $120,909     $105,942     $ 14,967        14%
  Homes closed                       400          317           83        26%
  Average sales price           $  302.3     $  334.2     $  (31.9)      (10)%

California
  Dollars                       $ 38,248     $ 19,183     $ 19,065        99%
  Homes closed                       108           42           66       157%
  Average sales price           $  354.1     $  456.7     $ (102.6)      (23)%

     The increase in revenue and number of homes closed in 1999 compared to 1998 resulted mainly from the inclusion of the California operations for the full year and continued growth in our Texas and Arizona operations.

     HOME SALES GROSS PROFIT

     Gross profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, home construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. Comparative 1999 and 1998 home sales gross profit follows (dollars in thousands):

                       Year Ended
                      December 31,
                    ----------------     Dollar/percentage       Percentage
                    1999        1998    Increase (Decrease)  Increase (Decrease)
                    ----        ----    -------------------   -----------------
Dollars           $63,810     $51,576         $12,234                24%
Percent of home
  sales revenue      19.1%       20.1%           (1.0)%              (5)%

     The dollar increase in gross profit for the twelve months ended December 31, 1999 is attributable to the increase in number of homes closed due to the inclusion of California operations for the full year, and continued growth in our Texas and Arizona operations. The gross profit percentage decreased in 1999 due to somewhat lower profit margins in our Texas operations and a change in the Arizona housing mix, reflecting a greater proportion of move-up home closings, which typically have lower gross profit margins than our luxury homes.

     EARNINGS FROM MORTGAGE ASSETS AND OTHER INCOME

     All of our remaining mortgage securities were sold in 1998, causing the 1999 decrease in earnings from mortgage assets. Other income increased primarily due to an increase in mortgage company income.

     COMMISSIONS AND OTHER SALES COSTS

     Commissions and other sales costs, such as advertising and sales office expenses, were approximately $19.2 million, or 5.8% of home sales revenue, in 1999, as compared to approximately $14.3 million, or 5.6% of home sales revenue in 1998. A greater number of communities were operating in 1999 than in 1998, which primarily caused the increase.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were approximately $15.1 million, or 4.4% of total revenue in 1999, as compared to approximately $10.6 million, or 4.1% of total revenue in 1998. Operating costs associated with our geographic expansions primarily caused this increase.

     MINORITY INTEREST

     The minority interest recorded in 1998 is due to our acquisition of Sterling Communities, which included two 50% owned limited partnership interests which Meritage controlled. We recorded the minority interest partners' share of net income as an expense. The limited partnerships' operations were concluded in the fourth quarter of 1998.

     INCOME TAXES

     The increase in income taxes to $13.3 million for the year ended December 31, 1999 from $6.5 million in the prior year resulted from an increase in pre-tax income and a higher effective tax rate. The lower 1998 effective tax rate was caused by utilization of our net operating loss carryforward. In future periods we expect to have an effective tax rate approximating the statutory federal and state tax rates.

     SALES CONTRACTS

     Sales contracts for any period represent the number of homes ordered by customers (net of homes canceled) multiplied by the average sales price per home
ordered.   Comparative   1999  and  1998  sales  contracts  follow  (dollars  in
thousands):
                             Year Ended December 31,   Dollar/unit   Percentage
                             -----------------------    Increase      Increase
                                1999         1998      (Decrease)    (Decrease)
                             ---------     ---------   ----------    ----------
Total
   Dollars                    $388,158     $283,746     $104,412        37%
   Homes ordered                 1,840        1,466          374        26%
   Average sales price        $  211.0     $  193.6     $   17.4         9%

Texas
   Dollars                    $191,655     $166,020     $ 25,635        15%
   Homes ordered                 1,198        1,131           67         6%
   Average sales price        $  160.0     $  146.8     $   13.2         9%

Arizona
   Dollars                    $127,408     $115,375     $ 12,033        10%
   Homes ordered                   436          329          107        33%
   Average sales price        $  292.2     $  350.7     $  (58.5)      (17)%

California
   Dollars                    $ 69,095     $  2,351     $ 66,744         *
   Homes ordered                   206            6          200         *
   Average sales price        $  335.4     $  391.8     $  (56.4)      (14)%

----------
* Not meaningful

     We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate approximating 20% of gross sales. Total sales contracts increased in 1999 compared to 1998 due to the expansion into California, and continued growth in our Texas and Arizona operations.

     NET SALES BACKLOG

     Backlog represents net sales contracts that have not closed. Comparative 1999 and 1998 net sales backlog follows (dollars in thousands):

                                 At December 31,       Dollar/unit   Percentage
                             -----------------------    Increase      Increase
                                1999         1998      (Decrease)    (Decrease)
                             ---------     ---------   ----------    ----------
Total
   Dollars                    $199,445      $145,294     $54,151         37%
   Homes in backlog                885           688         197         29%
   Average sales price        $  225.4      $  211.2     $  14.2          7%

Texas
   Dollars                    $ 93,983      $ 77,178     $16,805         22%
   Homes in backlog                566           503          63         13%
   Average sales price        $  166.0      $  153.4     $  12.6          8%

Arizona
   Dollars                    $ 72,878      $ 66,379     $ 6,499         10%
   Homes in backlog                216           180          36         20%
   Average sales price        $  337.4      $  368.8     $ (31.4)        (9)%

California
   Dollars                    $ 32,584      $  1,737     $30,847          *
   Homes in backlog                103             5          98          *
   Average sales price        $  316.3      $  347.4     $ (31.1)        (9)%

----------
* Not meaningful

     Total dollar backlog increased 37% over the prior year due to a corresponding increase in homes in backlog. Homes in backlog have increased 29% over the prior year due mainly to the increase in net orders caused by expansion into California and continued growth in our Texas and Arizona operations. Our backlog also increased somewhat due to extended construction times, which caused longer periods between the time sales contracts were taken and home deliveries were made.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total results for the comparison of the years ended December 31, 1998 and 1997 include those of the Texas operations from July 1, 1997 and of the California operations from July 1, 1998. Texas 1997 results are pro forma in that they are shown for the entire year, even though the Texas operations were not acquired until July 1, 1997.

      HOME SALES REVENUE

     Comparative 1998 and 1997 home sales revenue follow (dollars in thousands):

                             Year Ended December 31,   Dollar/unit   Percentage
                             -----------------------    Increase      Increase
                                1998         1997      (Decrease)    (Decrease)
                             ---------     ---------   ----------    ----------
Total
   Dollars                    $255,985     $149,385     $106,600         71%
   Homes closed                  1,291          644          647        100%
   Average sales price        $  198.3     $  232.0     $  (33.7)       (15)%

Texas*
   Dollars                    $130,860     $ 91,190     $ 39,670         44%
   Homes closed                    932          633          299         47%
   Average sales price        $  140.4     $  144.1     $   (3.7)        (3)%

Arizona
   Dollars                    $105,942     $ 97,922     $  8,020          8%
   Homes closed                    317          284           33         12%
   Average sales price        $  334.2     $  344.8     $  (10.6)        (3)%

California
   Dollars                    $ 19,183           **           **         **
   Homes closed                     42           **           **         **
   Average sales price        $  456.7           **           **         **

----------
* Full year 1997 Texas information includes pre-combination results and is for comparative purposes only.
**   Not meaningful

     The increase in revenue and number of homes closed in 1998 compared to 1997 resulted mainly from the inclusion of the Texas operations for the full year. The lower average sales price in 1997 is also due to sales in the Texas market, where we focus on entry-level and move-up homes.

     HOME SALES GROSS PROFIT

     Comparative 1998 and 1997 home sales gross profit follows (dollars in thousands):

                     Year Ended December 31,
                     -----------------------    Dollar/percentage    Percentage
                        1998         1997            Increase         Increase
                        ----         ----            --------         --------
Dollars               $51,576       $25,016           $26,560           106%
Percent of home
  sales revenue          20.1%         16.7%              3.4%          20%

     The dollar increase in gross profit for the twelve months ended December 31, 1998 is attributable to the increase in number of homes closed due to the inclusion of Texas operations for the full year, along with increased closings in highly profitable Arizona communities. The gross profit margin increased in 1998 due to generally higher margins in Texas, the addition of the California operations in the last half of the year and an increase in sales of more profitable custom options and upgrades with respect to Arizona home closings.

     EARNINGS FROM MORTGAGE ASSETS AND OTHER INCOME

     The increase in earnings from mortgage assets primarily is due to gains from the sales of our remaining mortgage securities in 1998. These gains exceeded 1997 gains from residual sales by approximately $2.1 million. The increase was somewhat offset by decreased residual interest earned in 1998.

     The 1998 increase in other income primarily is due to an increase in interest income on cash accounts and overnight investments. Texas operations were included for the full tear in 1998, which also contributed to higher income amounts.

     COMMISSIONS AND OTHER SALES COSTS

     Commissions and other sales costs, such as advertising and sales office expenses, were approximately $14.3 million, or 5.6% of home sales revenue, in 1998, as compared to approximately $8.3 million, also 5.6% of home sales revenue, in 1997. Sales costs resulting from a greater number of operating communities due to our expansions into Texas and California primarily caused the dollar increase.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were approximately $10.6 million, or 4.1% of total revenue in 1998, as compared to approximately $6.8 million, or 4.6 % of total revenue in 1997. Operating costs associated with our Texas and California expansions, including the amortization of goodwill, primarily caused the increase.

     MINORITY INTEREST

     The increase in minority interest in 1998 is due to our acquisition of Sterling Communities, which included two 50% owned limited partnership interests which Meritage controls. We recorded the minority interest partners' share of net income as an expense. The limited partnerships' operations were concluded in the fourth quarter of 1998.

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

     SALES CONTRACTS

     Comparative   1998  and  1997  sales  contracts  follow  (dollars  in
thousands):

                             Year Ended December 31,   Dollar/unit   Percentage
                             -----------------------    Increase      Increase
                                1998         1997      (Decrease)    (Decrease)
                             ---------     ---------   ----------    ----------
Total
   Dollars                    $283,746     $157,479     $126,267          80%
   Homes ordered                 1,466          693          773         112%
   Average sales price        $  193.6     $  227.2     $ ( 33.6)       (15)%

Texas*
   Dollars                    $166,020     $102,261     $ 63,759          62%
   Homes ordered                 1,131          740          391          53%
   Average sales price        $  146.8     $  138.2     $    8.6           6%

Arizona
   Dollars                    $115,375     $112,207     $  3,168           3%
   Homes ordered                   329          332           (3)         **
   Average sales price        $  350.7     $  338.0     $   12.7           4%

California
   Dollars                    $  2,351           **           **          **
   Homes ordered                     6           **           **          **
   Average sales price        $  391.8           **           **          **

----------
* Full year 1997 Texas information includes pre-combination results and is for comparative purposes only.
**   Not meaningful

     Total sales contracts increased in 1998 compared to 1997 due to the expansion into Texas and California, and the economic strength of all of our operating markets.

     NET SALES BACKLOG

     Comparative 1998 and 1997 net sales backlog follows (dollars in thousands):

                                 At December 31,
                             -----------------------   Dollar/unit   Percentage
                                1998         1997       Increase      Increase
                             ---------     ---------   ----------    ----------
Total
   Dollars                   $145,294      $ 98,963     $46,331         47%
   Homes in backlog               688           472         216         46%
   Average sales price       $  211.2      $  209.7     $   1.5          *

Texas
   Dollars                   $ 77,178      $ 42,018     $35,160         84%
   Homes in backlog               503           304         199         65%
   Average sales price       $  153.4      $  138.2     $  15.2         11%

Arizona
   Dollars                   $ 66,379      $ 56,945     $ 9,434         17%
   Homes in backlog               180           168          12          7%
   Average sales price       $  368.8      $  339.0     $  29.8          9%

California
   Dollars                   $  1,737          *           *             *
   Homes in backlog                 5          *           *             *
   Average sales price       $  347.4          *           *             *

----------
* Not meaningful

     Total dollar backlog increased 47% over the prior year due to a corresponding increase in homes in backlog. Homes in backlog have increased 46% over the prior year due mainly to the increase in net orders caused by expansion into Texas and California.

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

     Cash flow for each of our communities depends on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, certain utilities, general landscaping and other amenities. Because these costs are capitalized, income reported for financial statement purposes during those early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs.

     At December 31, 1999 we had short-term secured revolving construction loan and acquisition and development facilities totaling $169.5 million of which approximately $71 million was outstanding. An additional $35 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date. Borrowings under the credit facilities are subject to our inventory collateral position and a number of other conditions, including minimum net worth, debt to equity and debt coverage tests. We also have $15 million outstanding in unsecured, senior subordinated notes due September 15, 2005, which were issued in October 1998.

     Management believes that the current borrowing capacity, cash on hand at December 31, 1999 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior subordinated notes and credit agreements.

SEASONALITY

      We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our semi-custom luxury and move-up products. Management expects this seasonal trend to continue, though it may vary as operations continue to expand.

YEAR 2000 COMPLIANCE

     We have  assessed  our  homebuilding  and  corporate  operations  that  use significant information technology ("IT") systems and non-IT systems (collectively, "business systems") for what was commonly referred to as the Year 2000 ("Y2K") issue. We experienced no business disruptions due to failures of our business systems, nor did any of our suppliers or business partners. We have converted to new versions of substantially all of our homebuilding database systems, and believe that the IT system is Y2K compliant in all respects. We do not anticipate further costs or potential disruptions associated with the Y2K issue, however there is no assurance that there will be no unforeseen Y2K events in the future.

     The remediation and testing of our business systems cost approximately $160,000. These costs were expensed in the period incurred and funded through cash flows from operations. The financial impact was not material to our financial position or results of operations.

NEW ACCOUNTING STANDARDS

     In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. This statement generally requires that all derivatives are recognized as assets or liabilities in the balance sheet and measured at fair value, and that recognition of gains and losses are required on hedging instruments based on changes in fair value or the earnings effect of forecasted transactions. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", as an amendment to SFAS No. 133, which deferred the effective date of SFAS No. 133 until June 15, 2000. We are currently evaluating the impact of SFAS No. 133.

     In June 1999, the FASB issued FASB Interpretation No. 43, "Real Estate Sales - an Interpretation of FASB Statement No. 66", which we have adopted. The interpretation clarified that SFAS No. 66 applies to all sales of real estate, including sales of real estate with property improvements or integral equipment, entered into after June 30, 1999. This pronouncement has had no effect on our accounting policies.

     In August 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 99, "Materiality" which expresses the views of the staff that exclusive reliance on certain quantitative benchmarks to assess materiality in preparing financial statements is inappropriate since misstatements are not immaterial simply because they fall beneath a numerical threshold. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements" which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. These pronouncements have had no effect on our accounting policies.

       FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

     Future operating results and financial condition depend on our ability to successfully design, develop, construct and sell homes that satisfy dynamic customer demand patterns. Inherent in this process are factors that we must successfully manage to achieve favorable future operating results and financial condition. These operating and financial conditions, along with many other factors, could affect the price of our common stock. Potential risks and uncertainties that could affect future operating results and financial condition could include the factors discussed below.

     HOMEBUILDING INDUSTRY FACTORS. The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions, such as employment levels, availability of financing, interest rates, and consumer confidence. Although management believes that many of our customers (particularly purchasers of luxury and move-up homes) tend to be less price-sensitive than generally is the case for other homebuilders, such uncertainties could adversely affect our performance. Homebuilders are also subject to various risks, many of which are outside their control, including delays in construction schedules, cost overruns, changes in governmental regulations, increases in real estate taxes and other local government fees, and availability and cost of land, materials, and labor. Although the principal raw materials used in the homebuilding industry generally are available from a variety of sources, the materials are subject to periodic price fluctuations. There is no assurance that the occurrence or continuation of any of the above items will not have a material adverse effect on our business.

     The homebuilding industry is subject to the potential for significant variability and fluctuations in real estate values, as evidenced by the changes in real estate prices in recent years in Texas, Arizona and Northern California. Although we believe that our projects are currently reflected on our balance sheet at appropriate values, there is no assurance that write-downs of some or all of our projects will not occur if market conditions deteriorate, or that such write-downs will not be material in amount.

     FLUCTUATIONS IN OPERATING RESULTS. We historically have experienced, and expect to continue to experience, variability in home sales and net earnings on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

     *    timing of home deliveries and land sales;
     * the ability to continue the acquisition of additional land or options to acquire additional land on acceptable terms;
     * conditions of the real estate market and the general economy in areas where we operate;
     * the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing;
     *    costs or shortages of materials and labor; and
     * delays in construction schedules due to strikes, adverse weather, acts of God, and the availability of subcontractors or governmental restrictions.

     INTEREST RATES AND MORTGAGE FINANCING. We believe that many of our move-up and luxury home customers have been less sensitive to interest rate fluctuations than other homebuyers. However, most of our buyers finance their home purchase through third-party lenders providing mortgage financing. In general, housing demand is adversely affected by increases in interest rates and housing costs, and the unavailability of mortgage financing. If mortgage interest rates increase and the ability of prospective buyers to finance home purchases is consequently affected adversely, home sales, gross margins and net income may also be adversely impacted and the impact may be material. Our homebuilding activities depend upon the availability and costs of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a Meritage home. Any limitations or restrictions of financing availability could adversely affect home sales. Changes in federal income tax laws may also affect demand for new homes. Various proposals have been publicly discussed to limit mortgage interest deductions and to eliminate or limit tax-free rollover treatment provided under current law where the proceeds of the sale of a principal residence are reinvested in a new principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general, and on demand for our products in particular. No prediction can be made whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

     INFLATION. Meritage, as well as other homebuilders in the industry, may be adversely affected during periods of high inflation, mainly because of higher land and construction costs. Also, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective buyers. Inflation also increases our interest, material and labor costs. We attempt to pass cost increases on to our customers through higher selling prices. To date, inflation has not had a material adverse effect on our results of operations; however, there is no assurance that inflation will not have a material adverse effect on our future operating results.

     COMPETITION. The single-family residential housing industry is highly competitive. Homebuilders vie for desirable properties, financing, raw materials, and skilled labor. We compete for residential home sales with other developers and individual resales of existing homes. Competitors include large homebuilding companies, some of which have greater financial resources than we have, and smaller homebuilders, which may have lower costs. Competition is expected to continue and become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future.

     LACK OF GEOGRAPHIC DIVERSIFICATION. We have operations in Texas, Arizona and Northern California. Failure to be more geographically diversified could adversely impact us if the homebuilding business in our current markets should decline, for there may not be a balancing opportunity in a healthier market in other geographic regions.

     ADDITIONAL FINANCING; LIMITATIONS. The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 1999, our debt totaled approximately $85.9 million. We may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. Also, lenders are increasingly requiring developers to invest significant amounts of equity in a project both in connection with origination of new loans as well as the extension of existing loans. If we cannot obtain sufficient capital to fund our planned capital or other expenditures, new projects may be delayed or abandoned, which could result in a reduction in home sales and may adversely affect operating results. There is no assurance that additional debt or equity financing will be available in the future or on acceptable terms.

     The terms and conditions of our current indebtedness limit the amount and types of indebtedness that we can incur. We must comply with numerous operating and financial maintenance covenants and there is no assurance that we will be able to maintain compliance with these financial and other covenants. Failure to comply with the covenants would result in default and resulting cross defaults under our other indebtedness, and could result in an acceleration of all indebtedness, which would have a material adverse affect on us.

     GOVERNMENT REGULATIONS; ENVIRONMENTAL CONDITIONS. We are subject to local, state, and federal statutes and rules regulating certain developmental matters, as well as building and site design. We are subject to various fees and charges of governmental authorities designed to defray the cost of providing certain governmental services and improvements. We may be subject to additional costs and delays or may be precluded entirely from building projects because of "no growth" or "slow growth" initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, welfare, or environmental concerns. We must also obtain licenses, permits, and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond our control.

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

     RECENT AND FUTURE EXPANSION. In 1998, we expanded into the Northern California market, and may continue to consider growth in other areas of the country. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, and general economic and business conditions. New acquisitions may result in the incurrence of additional debt and/or amortization of expenses related to goodwill and intangible assets that could adversely affect our profitability, or result in potentially dilutive issuances of equity securities. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company's operations, the diversion of management's attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience and the potential loss of key employees of the acquired company. There can be no assurance that we will be able to expand into new markets on a profitable basis or that we can successfully manage our expansion into California or any additional markets.

     DEPENDENCE ON KEY PERSONNEL. Our success is largely dependent on the continuing services of certain key employees, and the ability to attract new personnel required for our favorable development. We have entered into employment agreements with various key officers, and loss of their services could have a material adverse affect on our business.

     DEPENDENCE ON SUBCONTRACTORS. We conduct our business only as a general contractor in connection with the design, development and construction of our communities. Virtually all architectural and construction work is performed by subcontractors. As a consequence, we are dependent upon the continued availability and satisfactory performance by unaffiliated third parties for the design and construction of our homes. There is no assurance that there will be sufficient availability and satisfactory performance by unaffiliated third-party subcontractors, and such a lack could have a material adverse affect on our business.

          SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this annual report may constitute "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition expressed or implied in any forward-looking statement.

     When  used in this  annual  report,  the  words  "anticipate,"  "estimate,"
"expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. Management qualifies any forward-looking statements entirely by these cautionary factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We do not trade in derivative financial instruments and at December 31, 1999 had no significant financial instruments. We do have other financial instruments in the form of notes payable and senior debt. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations. The interest rate on our senior debt is at a fixed rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, together with related notes and the report of KPMG LLP, independent auditors, are on the following pages. Other required financial information is more fully described in
Item 14.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Meritage Corporation

     We have audited the accompanying consolidated balance sheets of Meritage Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above, present fairly in all material respects, the financial position of Meritage Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                           /s/  KPMG LLP
Phoenix, Arizona
February 4, 2000

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                               --------------------------------
                                                    1999               1998
                                               -------------      -------------
ASSETS
  Cash and cash equivalents                    $  13,422,016      $  12,386,806
  Real estate under development                  171,012,405        104,758,530
  Deposits on real estate under
    option or contract                            15,699,609          7,338,406
  Other receivables                                1,643,187          2,460,966
  Deferred tax asset                                 698,634          6,935,000
  Goodwill                                        18,741,625         14,640,712
  Property and equipment, net                      4,040,134          2,566,163
  Other assets                                     1,301,286          1,163,737
                                               -------------      -------------

  Total Assets                                 $ 226,558,896      $ 152,250,320
                                               =============      =============
LIABILITIES
  Accounts payable and
    accrued liabilities                        $  41,950,761      $  34,068,178
  Home sale deposits                               8,261,000          8,587,245
  Notes payable                                   85,936,601         37,204,845
  Minority interest in
    consolidated joint ventures                           --            110,922
                                               -------------      -------------

                Total Liabilities                136,148,362         79,971,190
                                               -------------      -------------
STOCKHOLDERS' EQUITY
  Common stock, par value
    $.01 per share; 50,000,000
    shares authorized; issued and
    outstanding - 5,474,906 shares
    at December 31, 1999, and 5,334,942
    shares at December 31, 1998                       54,749             53,349
  Additional paid-in capital                     100,406,745         99,319,669
  Accumulated deficit                             (8,148,535)       (27,093,888)
  Less cost of shares held
    in treasury (186,000 shares)                  (1,902,425)                --
                                               -------------      -------------

                Total Stockholders' Equity        90,410,534         72,279,130
                                               -------------      -------------

  Total Liabilities and
    Stockholders' Equity                       $ 226,558,896      $ 152,250,320
                                               =============      =============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                             Years Ended December 31,
                                -----------------------------------------------
                                     1999             1998             1997
                                -------------    -------------    -------------
Home sales revenue              $ 334,007,420    $ 255,984,499    $ 149,384,548
Land sales revenue                  7,778,761        1,128,208          245,000
                                -------------    -------------    -------------
                                  341,786,181      257,112,707      149,629,548

Cost of home sales               (270,197,356)    (204,408,950)    (124,368,782)
Cost of land sales                 (7,089,379)        (778,457)        (225,000)
                                -------------    -------------    -------------
                                 (277,286,735)    (205,187,407)    (124,593,782)

Home sales gross profit            63,810,064       51,575,549       25,015,766
Land sales gross profit               689,382          349,751           20,000
                                -------------    -------------    -------------
                                   64,499,446       51,925,300       25,035,766

Commissions and other sales
  costs                           (19,243,248)     (14,292,152)      (8,294,028)
General and administrative
  expense                         (15,099,457)     (10,632,212)      (6,812,171)
Interest expense                       (6,383)        (461,475)        (165,173)
Other income, net                   2,064,399          750,950          346,271
Earnings from mortgage assets              --        5,230,549        5,088,693
Minority interest in net
 income of consolidated
 joint ventures                            --       (2,021,230)              --
                                -------------    -------------    -------------

Earnings before income taxes       32,214,757       30,499,730       15,199,358
Income taxes                      (13,269,404)      (6,496,943)        (961,916)
                                -------------    -------------    -------------

Net earnings                    $  18,945,353    $  24,002,787    $  14,237,442
                                =============    =============    =============

Basic earnings per share        $        3.49    $        4.51    $        2.93
                                =============    =============    =============

Diluted earnings per share      $        3.14    $        3.92    $        2.68
                                =============    =============    =============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              Additional
                                    Number of     Common       Paid-in      Accumulated      Treasury
                                     Shares       Stock        Capital        Deficit         Stock         Total
                                     ------       -----        -------        -------         -----         -----
Balance at December 31, 1996        4,580,611   $ 45,806    $ 92,643,658   $(65,334,117)  $  (410,283)  $ 26,945,064
Net earnings                               --         --              --     14,237,442            --     14,237,442
Exercise of stock options               8,162         81         118,510             --            --        118,591
Shares issued in connection  with
  the Legacy combination              666,667      6,667       3,393,335             --            --      3,400,002
Stock option and contingent stock
  compensation expense                     --         --       1,664,081             --            --      1,664,081
                                    ---------   --------    ------------   ------------   -----------   ------------

Balance at December 31, 1997        5,255,440     52,554      97,819,584    (51,096,675)     (410,283)    46,365,180
Net earnings                               --         --              --     24,002,787            --     24,002,787
Exercise of stock options              43,660        437         513,135             --            --        513,572
Contingent and warrant shares
  issued                               88,888        888            (888)            --            --             --
Stock option and contingent stock
  compensation expenses                    --         --       1,397,591             --            --      1,397,591
Retirement of treasury stock          (53,046)      (530)       (409,753)            --       410,283             --
                                    ---------   --------    ------------   ------------   -----------   ------------

Balance at December 31, 1998        5,334,942     53,349      99,319,669    (27,093,888)           --     72,279,130
Net earnings                               --         --              --     18,945,353            --     18,945,353
Exercise of stock options              51,076        511         494,650             --            --        495,161
Contingent shares issued               88,888        889            (889)            --            --             --
Stock option and contingent stock
  compensation expenses                    --         --         593,315             --            --        593,315
Purchase of treasury stock                 --         --              --             --    (1,902,425)    (1,902,425)
                                    ---------   --------    ------------   ------------   -----------   ------------

Balance at December 31, 1999        5,474,906   $ 54,749    $100,406,745   $ (8,148,535)  $(1,902,425)  $ 90,410,534
                                    =========   ========    ============   ============   ===========   ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years Ended December 31,
                                                 ------------------------------------------------
                                                      1999              1998             1997
                                                 -------------     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                    $  18,945,353     $  24,002,787     $ 14,237,442
 Adjustments to reconcile net earnings
  to net depreciation and amortization               2,528,346         1,637,474          376,916
 Minority interest in net income of
  consolidated joint ventures                               --         2,021,230               --
 Deferred tax expense                                6,236,366         4,969,000               --
 Stock option compensation expense                     593,315         1,397,591        1,664,081
 Gain on sales of residual interests                        --        (5,180,046)      (3,067,829)
 Increase in real estate under development         (66,253,875)      (32,045,609)     (10,575,738)
 Increase in deposits on real estate under
  option or contract                                (8,361,203)       (3,577,986)      (1,712,139)
 (Increase) decrease in other receivables
    and other assets                                   680,230        (1,775,151)       2,313,632
 Increase in accounts payable and accrued
    liabilities                                      9,570,526         4,375,102        2,974,442
 Increase (decrease) in home sale deposits            (326,245)        1,809,629          465,409
                                                 -------------     -------------     ------------
     Net cash provided by (used in) operating
      activities                                   (36,387,187)       (2,365,979)       6,676,216
                                                 -------------     -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in merger/acquisition                       --           785,403        1,306,998
  Cash paid for merger/acquisition                  (6,966,890)       (9,744,607)      (1,952,857)
  Purchases of property and equipment               (2,935,205)       (1,568,642)        (174,257)
  Principal payments received on real
   estate loans                                             --                --        2,124,544
  Real estate loans funded                                  --                --         (428,272)
  Decrease in short term investments                        --                --        4,696,495
  Proceeds from sales of residual interest                  --         6,600,000        5,500,000
                                                 -------------     -------------     ------------
     Net cash provided by (used in)
      investing activities                          (9,902,095)       (3,927,846)      11,072,651
                                                 -------------     -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                       273,824,450       174,445,708       67,900,899
  Repayment of borrowings                         (225,092,694)     (164,524,041)     (92,896,553)
  Purchase of treasury shares                       (1,902,425)               --               --
  Stock options exercised                              495,161           513,572          118,591
  Dividends paid                                            --                --         (194,330)
                                                 -------------     -------------     ------------
     Net cash provided by (used in)
      financing activities                          47,324,492        10,435,239      (25,071,393)
                                                 -------------     -------------     ------------
Net increase (decrease) in cash and
 cash equivalents                                    1,035,210         4,141,414       (7,322,526)
Cash and cash equivalents at beginning
 of year                                            12,386,806         8,245,392       15,567,918
                                                 -------------     -------------     ------------
Cash and cash equivalents at end of year         $  13,422,016     $  12,386,806     $  8,245,392
                                                 =============     =============     ============
Supplemental information:
  Cash paid for interest                         $   5,872,607     $   3,996,771     $  3,801,764
  Cash paid for income taxes                     $   5,422,500     $   2,332,604     $     49,871

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS. Meritage Corporation develops, constructs and sells new high quality, single-family homes in the semi-custom luxury, move-up and entry-level markets.

     We were formed in 1988 as a real estate investment trust ("REIT") that invested in mortgage-related assets and real estate loans. On December 31, 1996, the Company acquired by merger the homebuilding operations of various entities operating under the Monterey Homes name, and has phased out the mortgage-related operations. Monterey has been building homes in Arizona for over 14 years, specializing in move-up and semi-custom luxury homes.

     As part of our strategy to diversify operations, on July 1, 1997, we combined with Legacy Homes, a group of entities with homebuilding operations in Texas. Legacy has been in business since 1988, and designs, builds and sells entry-level and move-up homes. On July 1, 1998 we acquired Sterling Communities, now Meritage Homes of Northern California, which has homebuilding operations in the San Francisco Bay and Sacramento metropolitan areas, and designs, builds and sells move-up homes. In September 1998, with shareholder approval, Meritage Corporation became the new corporate name.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS. We consider short-term investments with an initial maturity of three months or less to be cash equivalents. Amounts in transit from title companies for home closings of approximately $1,568,000 and $6,254,000 are included in cash as of December 31, 1999 and 1998, respectively.

REAL ESTATE UNDER DEVELOPMENT. Amounts are carried at cost unless such costs would not be recovered from the cash flows generated by future disposition. In this case, amounts are carried at estimated fair value less disposal costs. Costs capitalized include direct construction costs for homes, development period interest and certain common costs that benefit the entire community. Common costs are allocated on a community-by-community basis to residential lots based on the number of lots to be built in the community, which approximates the relative sales value method.

     Deposits paid related to options and contracts to purchase land are capitalized and classified as deposits on real estate under option or contract until the related land is purchased. The deposits are then transferred to real estate under development.

COST OF HOME SALES. Cost of sales includes land acquisition and development costs, direct home construction costs, development period interest and closing costs, and an allocation of common costs.

REVENUE RECOGNITION. Revenues and profits from sales of residential real estate and related activities are recognized when closings have occurred and the buyer has made a minimum down payment and other criteria for sale and profit recognition are satisfied.

                      MERITAGE CORPORATION AND SUBSIDIARIES

PROPERTY AND EQUIPMENT. We state property and equipment at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Accumulated depreciation was approximately $3,503,000 and $2,862,000 at December 31, 1999 and 1998, respectively. Maintenance and repair costs are expensed as incurred.

GOODWILL. Goodwill represents the excess of purchase price over fair value of net assets acquired and is being amortized on a straight-line basis over a 20-year period. Accumulated amortization was approximately $1,771,700 at December 31, 1999 and $704,600 at December 31, 1998. Management periodically evaluates the businesses to which the goodwill relates to insure the carrying value of goodwill has not been impaired. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. No goodwill impairment was recorded in the accompanying statements of earnings.

RESIDUAL INTERESTS. Prior to year-end 1998, we owned residual interests in collateralized mortgage obligations (CMOs) and in mortgage participation certificates (MPCs) (collectively residual interests). We used the prospective net level yield method, in which interest is recorded at cost and amortized over the life of the related CMO or MPC issuance, to account for the residual interests. All residual interests were sold in 1997 and 1998.

INCOME TAXES. We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in future years and are subsequently adjusted for changes in the rates. The effect on deferred tax assets and liabilities of a change in tax rates is a charge or credit to deferred tax expense in the period of enactment.

EARNINGS PER SHARE. Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We adopted SFAS No. 128, "Earnings Per Share" in 1997.

USE OF ESTIMATES. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of our short-term financial instruments are reasonable approximations of fair value. Our notes payable carry interest rates that are variable and/or comparable to current market rates based on the nature of the loans, their terms and remaining maturity, and therefore are stated at approximate fair value. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, these fair value estimates are subjective and not necessarily indicative of the amounts we would pay or receive in actual market transactions.

                      MERITAGE CORPORATION AND SUBSIDIARIES

STOCK OPTION PLANS. We have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 as allowed by SFAS No. 123 "Accounting for Stock-Based Compensation". As such, compensation expense would be recorded on the date of the grant only if the market price of the stock underlying the grant was greater than the exercise price. The pro forma disclosures that are required by SFAS No. 123 are presented in Note 6.

SEGMENT INFORMATION. The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments for an Enterprise and Related Information" in June 1997. FASB No. 131 establishes standards for the way that public companies report selected information about operating segments in financial reports issued to stockholders. We have adopted the provisions of FASB No. 131, which caused no significant impact on our definitions of our operating segments and related disclosures.


NOTE 3 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

The components of real estate under development at December 31 follow (in thousands):

                                                        1999           1998
                                                        ----           ----
Homes under contract, in production                   $ 71,987       $ 44,186
Finished lots and lots under development                63,610         43,508
Land held for development                                3,618          3,050
Model homes and homes held for resale                   31,797         14,015
                                                      --------       --------
                                                      $171,012       $104,759
                                                      ========       ========

     We capitalize certain interest costs during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of home sales when the homes are delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                       Year Ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                      ----------    ----------
Beginning unamortized capitalized interest            $   1,982     $   1,890
Interest capitalized                                      7,025         3,711
Amortized cost of home sales                             (5,036)       (3,619)
                                                      ----------    ----------
Ending unamortized capitalized interest               $   3,971     $   1,982
                                                      =========     =========

Interest incurred                                     $   7,031     $   4,172
Interest capitalized                                     (7,025)       (3,711)
                                                      ----------    ----------
Interest expense                                      $       6     $     461
                                                      =========     =========

                      MERITAGE CORPORATION AND SUBSIDIARIES

NOTE 4 - NOTES PAYABLE

Notes payable at December 31 consist of the following (in thousands):

                                                          1999            1998
                                                         -------         -------
$70 million bank construction line of credit,
interest payable monthly approximating prime (8.5%
at December 31, 1999) or LIBOR (30 day LIBOR
5.832% at December 31, 1999), plus 1.75% payable
at December 31, 2001, secured by first deeds of
trust on real estate                                     $37,411         $ 7,955

$80 million bank construction line of credit,
interest payable monthly approximating prime or
LIBOR plus 2.25%, payable at the earlier of close
of escrow, maturity date of individual homes
within the line or July 31, 2000, secured by first
deeds of trust on real estate                             26,104          10,925

$15 million unsecured bank revolving line of
credit, interest payable monthly at prime,
maturing on January 17, 2000                               6,000              --

Acquisition and development credit facilities
totaling $4.5 million, interest payable monthly,
ranging from prime to prime plus .25%; payable at the
earlier of funding of construction financing or
the maturity date of the individual projects,
secured by first deeds of trust on real estate             1,396           2,407

Senior unsecured notes, maturing September 15,
2005, annual interest of 9.1% payable quarterly,
principal payable in three equal installments on
September 15, 2003, 2004 and 2005                         15,000          15,000

Other                                                         26             918
                                                         -------         -------
     Total                                               $85,937         $37,205
                                                         =======         =======

     The bank credit facilities and senior subordinated notes contain covenants which require certain levels of tangible net worth, the maintenance of certain minimum financial ratios, place limitations on the payment of dividends and limit incurrence of indebtedness, asset dispositions and creations of liens, among other items. As of December 31, 1999 and throughout the year, we were in compliance with these covenants.

On October 2, 1998, we issued $15,000,000 in 9.1% Senior Unsecured Notes due September 1, 2005 in a private placement to accredited investors under Section 4(2) of the Securities Act. Warburg Dillon Read and Dain Rauscher Wessels were the underwriters of the issue and were paid a fee of 2.75% of the face amounts of the notes. The notes were sold at par to four entities controlled by Massachusetts Mutual Life Insurance Company. The proceeds of the issue were used to pay down existing indebtedness.

                      MERITAGE CORPORATION AND SUBSIDIARIES

Scheduled maturities of notes payable as of December 31, 1999 follow (in thousands):

       Year Ended
       December 31,
       ------------
       2000                                      $33,526
       2001                                       37,411
       2002                                           --
       2003                                        5,000
       2004                                        5,000
       Thereafter                                  5,000
                                                 -------
                                                 $85,937
                                                 =======

NOTE 5 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 follows. (in thousands, except per share amounts):

                                        1999           1998           1997
                                      -------        -------        -------
Net earnings                          $18,945        $24,003        $14,237
Basic EPS - Weighted average
  shares outstanding                    5,431          5,317          4,864
                                      -------        -------        -------

Basic earnings per share              $  3.49        $  4.51        $  2.93
                                      =======        =======        =======
Basic EPS - Weighted average
  shares outstanding                    5,431          5,317          4,864

Effect of dilutive securities:
    Contingent shares and warrants         89            158            114
    Stock options                         512            641            330
                                      -------        -------        -------
Dilutive EPS - Weighted average
  shares outstanding                    6,032          6,116          5,308
                                      -------        -------        -------

Diluted earnings per share            $  3.14        $  3.92        $  2.68
                                      =======        =======        =======
Antidilutive stock options not
  included in diluted EPS                 279             59              4
                                      =======        =======        =======

NOTE 6 - STOCK OPTIONS AND CONTINGENT STOCK

     Our Board of Directors administers our stock option plans. The plans provide for stock option grants to key personnel and directors, and provide a means of performance-based compensation in order to attract and retain qualified employees.

                      MERITAGE CORPORATION AND SUBSIDIARIES

     We apply APB Opinion No. 25 and related interpretations in accounting for our plans. Under APB 25, if the exercise price of the Company's stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Had compensation cost for these plans been determined consistent with SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except for per share amounts):

                                              1999        1998        1997
                                              ----        ----        ----
Net earnings                  As reported    $18,945    $24,003     $14,237
                              Pro forma       18,472     23,573      13,892

Basic earnings per share      As reported       3.49       4.51        2.93
                              Pro forma         3.40       4.43        2.86

Diluted earnings per share    As reported       3.14       3.92        2.68
                              Pro forma         3.06       3.85        2.62

     The per share weighted average fair values of stock options granted during 1999, 1998 and 1997 were $7.81, $9.91 and $4.58, respectively, on the dates of grant using the Black-Scholes pricing model based on the following weighted average assumptions:
                                              1999        1998        1997
                                              ----        ----        ----
Expected dividend yield                         0%         .5%        1.2%
Risk-free interest rate                      4.76%       5.75%       6.00%
Expected volatility                            52%         51%         43%
Expected life (in years)                        6           7           5

THE MERITAGE PLAN

     Our shareholders approved a new stock option plan at our 1997 Annual Meeting. The plan authorizes grants of incentive stock options and non-qualified stock options to our executives, directors, employees and consultants. A total of 225,000 shares of Meritage common stock were reserved for issuance upon exercise of stock options granted under this plan, with an additional 250,000 shares added to the reserve by vote of the shareholders at our 1998 Annual Meeting. The options vest over periods from two to five years, are based on continued employment, and expire five to ten years after the date of grant.

THE PRIOR PLAN

     The 1988 Homeplex Mortgage Investments Corporation Stock Option Plan (the prior plan) was in effect at the time of the merger. No new grants have been issued under this plan since the merger, and 62,726 option shares were outstanding under this plan at December 31, 1999. Accounts payable and accrued liabilities in the accompanying 1999 and 1998 balance sheets include approximately $253,200 and $524,800, respectively, related to options granted under the prior plan. This liability will remain on the consolidated balance sheets until the options are exercised, canceled or expire.

                      MERITAGE CORPORATION AND SUBSIDIARIES

OTHER OPTIONS

     In connection with the merger and Legacy combination, Mssrs. Hilton, Landon and Cleverly each received 166,667 non-qualified stock options that vest over three years. The exercise price of the options is $5.25 per share, which was negotiated at the time of the transactions. Mr. Hilton's and Mr. Cleverly's options expire in December 2002 and Mr. Landon's expire in June 2003.

     A current member of our board of directors who served as our president and chairman prior to the merger holds 250,000 non-qualified stock options. The options were granted in exchange for the director forgoing his annual salary and bonus, and were approved by shareholders at the 1996 Annual Meeting. These options are fully vested, have an exercise price of $ 4.50 per share and expire on December 21, 2000.

SUMMARY OF STOCK OPTION ACTIVITY:

                                                   1999                   1998                  1997
                                           ---------------------   --------------------   ------------------
                                                        Weighted               Weighted             Weighted
                                                        Average                Average              Average
                                                        Exercise               Exercise             Exercise
                                             Options     Price      Options     Price      Options   Price
                                           ----------    ------    ----------    -----    ---------   -----
Options outstanding at beginning of year    1,028,302    $ 6.25    1,041,480    $ 5.86     732,975   $ 5.78
Options granted                               264,500     14.74       57,500     16.54     150,000     7.16
Merger/combination options granted                 --        --           --        --     166,667     5.25
Options exercised                             (51,076)     7.08      (43,660)    10.04      (8,162)    9.36
Options canceled                              (68,500)    14.39      (27,018)     7.22          --       --
                                           ----------    ------    ---------    -----    ---------    -----
Options outstanding at end of year          1,173,226    $ 7.65    1,028,302    $ 6.25   1,041,480   $ 5.86
                                           ==========    ======    =========    ======   =========   ======

Options exercisable at end of year            801,669                 613,579               515,090

Price range of options exercised           $5.62-$11.25           $4.50-$11.25           $4.37-$6.38

Price range of options outstanding         $4.50-$17.63           $4.50-$17.63           $3.62-$13.32

Total shares reserved at December 31        1,386,583               1,525,547             1,383,146

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1999 WERE:

                                           Options Outstanding                 Options Exercisable
                                ----------------------------------------      ----------------------
                                                                Weighted                    Weighted
                                            Weighted Average     Average                    Average
                                               Remaining        Exercise                    Exercise
Range of Exercise Prices         Options    Contractual Life      Price       Options        Price
------------------------         -------    ----------------      -----       -------        -----
$ 4.50 - $ 6.38                   815,944       2.6 years       $   5.02      724,387       $ 4.98
$ 8.50 - $12.50                    97,066       4.3                 9.88       63,566        10.42
$13.37 - $17.63                   260,216       6.0                15.06       13,716        16.33
                                ---------       ---------       --------      -------       ------
                                1,173,226       3.5 years       $   7.65      801,669       $ 5.61
                                =========       =========       ========      =======       ======

                      MERITAGE CORPORATION AND SUBSIDIARIES

CONTINGENT SHARES

     In connection with the merger, 266,666 shares of contingent stock were reserved for equal issuance to Mr. Hilton and Mr. Cleverly on the first, second and third anniversaries of the transaction. The requirements for the release of the contingent stock were met and Mr. Hilton and Mr. Cleverly were each issued
44,444 shares of common stock subsequent to the first, second and third anniversaries of the merger.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     We are involved in legal proceedings and claims that arise in the ordinary course of business. Management believes the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

     Also in the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts. At December 31, 1999 outstanding letters of credit were $1.0 million and performance bonds were $16.3 million.

     We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for noncancellable operating leases as of December 31, 1999 are as follows:

                Year Ending
                December 31
                -----------
                2000                             $1,111,498
                2001                                768,987
                2002                                381,560
                2003                                291,882
                2004 and thereafter                      --
                                                 ----------
                                                 $2,553,927
                                                 ==========

     Rental expense was approximately $1,113,000 in 1999, $1,074,900 in 1998, and $1,185,400 in 1997. Included in these amounts are $415,000 in 1999, $380,000 in 1998 and $274,000 in 1997 related to office facilities leased from companies owned beneficially either by one of our Co-Chairmen or by a Co-Chairman and a Director.

NOTE 8 - MERGERS/COMBINATIONS/ACQUISITIONS

LEGACY HOMES

        On May 29, 1997 we signed a definitive agreement to acquire the homebuilding and related mortgage service business of Legacy Homes, Ltd. and its affiliates. The transaction was effective on July 1, 1997. Legacy Homes has been building entry-level and move-up homes in Texas since 1988 and is headquartered in the Dallas/Fort Worth metropolitan area.

     Consideration consisted of approximately $1.5 million in cash, 666,667 shares of Meritage common stock valued at $3.4 million and $370,000 of transaction costs. We used the purchase method of accounting and the purchase price was allocated among our net assets based on their estimated fair market value at the transaction date. Goodwill of approximately $1.5 million was recorded, which is being amortized over 20 years. Provisions also were made to pay additional consideration not to exceed $15 million, based on our earnings. Additional consideration was approximately $5.2 million in 1999, $7.0 million in 1998 and $2.8 million in 1997, and was paid subsequent to each year-end. These amounts are recorded as goodwill and are being be amortized over 20 years.

                      MERITAGE CORPORATION AND SUBSIDIARIES

STERLING COMMUNITIES

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

        Consideration paid for the assets and stock acquired, and various liabilities assumed, consisted of $6.9 million in cash and additional consideration to be paid for up to four years after the transaction date. We used the purchase method of accounting and the purchase price was allocated among our net assets based on their estimated fair market value at the transaction date. Goodwill of approximately $2.2 million was recorded, which is being amortized over 20 years. The additional consideration will be equal to 20% of the pre-tax income of our California division and will be expensed as earned.

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

                                                  Years Ended December 31,
                                                  ------------------------
                                                        (Unaudited)
                                                    1998            1997
                                                    ----            ----
      Home sales revenue                          $274,754       $ 220,852
      Net earnings                                $ 24,949       $  19,835
      Basic earnings per share                    $   4.69       $    3.82
      Diluted earnings per share                  $   4.08       $    3.49

NOTE 9 - INCOME TAXES

     Components of income tax expense are (in thousands):

                                      1999            1998            1997
                                      ----            ----            ----
  Current taxes:
     Federal                        $ 5,748          $  561           $222
     State                            1,285             967            740
                                    -------          ------           ----
                                      7,033           1,528            962
                                    -------          ------           ----
  Deferred taxes:
     Federal                          6,121           4,587             --
     State                              115             382             --
                                    -------          ------           ----
                                      6,236           4,969             --
                                    -------          ------           ----

     Total                          $13,269          $6,497           $962
                                    =======          ======           ====

                      MERITAGE CORPORATION AND SUBSIDIARIES

     Deferred  tax  assets  and   liabilities   have  been   recognized  in  the
consolidated balance sheets due to the following temporary differences and carryforwards (in thousands):

                                                     12/31/99        12/31/98
                                                     --------        --------
Net operating loss carryforward                      $    --        $    4,360
Warranty reserve                                         311                67
Real estate and fixed asset basis differences            374               509
Stock options                                            282                --
Deductible merger/acquisition costs                       --             1,163
Alternative minimum tax credit                            --               782
Sale/leaseback gain deferred                             154                --
Other                                                    102                54
                                                     -------        ----------
                                                       1,223             6,935
Deductible merger/acquisition costs                     (524)               --
                                                     -------        ----------
     Net deferred tax asset                          $   699        $    6,935
                                                     =======        ==========

     Management believes it is more likely than not that the net deferred tax asset will be realized.

RECONCILIATION OF EFFECTIVE INCOME TAX EXPENSE:

     Income taxes differ for the years ended December 31, 1999, 1998 and 1997 from the amounts computed using the federal statutory income tax rate as a result of the following (in thousands):

                                              1999          1998          1997
                                            --------      --------      -------
Expected taxes at current federal
  statutory income tax rate                 $ 10,953      $ 10,678      $ 5,320
State income taxes                               890           967          740
Utilization of NOL                                --        (5,709)      (5,320)
Alternative minimum tax                           --           561          222
Non-deductible merger/acquisition costs        1,565            --           --
Other                                           (139)           --           --
                                            --------      --------      -------
     Income tax expense                     $ 13,269      $  6,497      $   962
                                            ========      ========      =======

                      MERITAGE CORPORATION AND SUBSIDIARIES

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA SUMMARY (UNAUDITED)

                          Home Sales                 Basic Earnings  Diluted Earnings
                            Revenue    Net Earnings     Per Share        Per Share
                            -------    ------------     ---------        ---------
                                  (in thousands, except per share amounts)
1999 - THREE MONTHS ENDED:
March 31                   $ 51,306      $2,325          $ .43            $ .38
June 30                      76,647       4,541            .83              .75
September 30                 76,786       4,027            .74              .67
December 31                 129,268       8,052           1.50             1.37

1998 - THREE MONTHS ENDED:
March 31                   $ 36,513      $5,452          $1.03            $ .90
June 30                      55,608       6,696           1.26             1.10
September 30                 68,417       4,268            .80              .70
December 31                  95,446       7,587           1.42             1.28

NOTE 11 - SEGMENT INFORMATION

     We classify our operations into three primary geographic segments: Texas, Arizona and California. These segments generate revenues through the sales of homes to external customers. We are not dependent on any one major customer.

          Operational information relating to the different business segments follows. Information has been included for the Texas operations from July 1, 1997, the combination date, and for the California operations from July 1, 1998, the acquisition date. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes (EBIT). The accounting policies of the business segments are the same as those described in Notes 1 and 2. There are no significant transactions between segments.

                                                     (in thousands )
                                          ------------------------------------
                                            1999           1998         1997
                                          ---------      --------     --------
HOME SALES REVENUE:
   Texas                                  $ 174,850      $130,860     $ 51,463
   Arizona                                  120,909       105,942       97,922
   California                                38,248        19,183           --
                                          ---------      --------     --------
          Total                           $ 334,007      $255,985     $149,385
                                          =========      ========     ========

EBIT:
   Texas                                  $  22,652      $ 18,300     $  7,059
   Arizona                                   14,515        12,918        9,744
   California                                 4,185         1,858           --
   Corporate and other                       (4,094)        1,504          350
                                          ---------      --------     --------
          Total                           $  37,258      $ 34,580     $ 17,153
                                          =========      ========     ========

AMORTIZATION OF CAPITALIZED INTEREST:
   Texas                                  $   1,758      $  1,143     $    392
   Arizona                                    2,777         2,410        1,397
   California                                   501            66           --
                                          ---------      --------     --------
          Total                           $   5,036      $  3,619     $  1,789
                                          =========      ========     ========

ASSETS AT YEAR END:
   Texas                                  $  97,832      $ 64,448     $ 32,702
   Arizona                                   77,195        58,758       47,867
   California                                43,773        12,321           --
   Corporate and other                        7,759        16,723       16,065
                                          ---------      --------     --------
          Total                           $ 226,559      $152,250     $ 96,634
                                          =========      ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding this item is included under the captions "Election of Directors," "Director and Officer Information," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Notice and Proxy Statement relating to our 2000 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, our 2000 Proxy Statement is not being filed as a part of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation" and "Employment Agreements" in our 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is included under the caption "Security Ownership of Principal Stockholders and Management" in our 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is included under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in our 2000 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                     Page or
                                                                Method of Filing
                                                                ----------------

(a)  FINANCIAL STATEMENTS AND SCHEDULES

     (i)  Financial Statements

          (1)  Report of KPMG LLP                                        Page 23

          (2)  Consolidated  Financial  Statements  and  Notes to        Page 24
               Consolidated  Financial Statements of the Company,
               including   Consolidated   Balance  Sheets  as  of
               December   31,   1999   and   1998   and   related
               Consolidated Statements of Earnings, Stockholders'
               Equity and Cash Flows for each of the years in the three-year period ended December 31, 1999

     (ii) Financial Statement Schedules Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated
          Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)  REPORTS ON FORM 8-K

     We filed no reports on Form 8-K in the fourth quarter of 1999.

(c)  EXHIBITS

Exhibit
Number                         Description                     Page or Method of Filing
------                         -----------                     ------------------------
2.1       Agreement and Plan of Reorganization, dated as of    Incorporated  by reference to
          September 13, 1996, by and among Homeplex, the       Exhibit 2 of Form S-4 2.1
          Monterey  Merging  Companies  and the  Monterey      Registration Statement No. 333-15937
          Stockholders                                         ("S-4  #333-15937").

2.2       Agreement of Purchase and Sale of Assets, dated      Incorporated  by  reference to
          as of May 20, 1997, by and among Monterey, Legacy    Exhibit 2 of Form 8-K/A dated
          Homes, Ltd., Legacy Enterprises, Inc., and John      June 18, 1997.
          and Eleanor Landon

2.3       Agreement of Purchase and Sale of Assets, dated      Incorporated by reference to
          as of June 15, 1998, by and among the Company,       Exhibit 2.2 of Form 10-Q.
          Sterling Communities, S.H. Capital, Inc., Sterling
          Financial Investments, Inc. Steve Hafener, and W.
          Leon Pyle

3.1       Restated  Articles of  Incorporation of the          Incorporated by reference to
          Company                                              Exhibit 3.2 of Form 10-Q.

3.2       Amendment to Articles of Incorporation               Incorporated by reference to
                                                               Exhibit 3.1 of Form 10-Q.

3.3       Amended and Restated Bylaws of the Company           Incorporated by reference to
                                                               Exhibit 3.3 of Form S-3.

Exhibit
Number                         Description                     Page or Method of Filing
------                         -----------                     ------------------------
4.1       Specimen of Common Stock Certificate                 Incorporated by reference to
                                                               Exhibit 4 to the Form 10-K for
                                                               the year ended December 31, 1996.

4.2       Warrant Agreement dated as of October 17, 1994       Incorporated by reference to Exhibit
          among Monterey and the Warrant Agent                 4.2 of Registration Statement No.
                                                               333-29737, filed on June 20, 1997.

4.3       Assumption Agreement dated as of December 31,        Incorporated by reference to Exhibit
          1996 modifying the Warrant Agreement in certain      4.3 of Registration Statement No.
          respects, and relating to the assumption of the      333-29737, filed on June 20, 1997.
          Warrant Agreement by the Company and certain
          other matters

4.4       Specimen Warrant Certificate                         Incorporated by reference to Exhibit
                                                               4.4 of Registration Statement No.
                                                               333-29737, filed on June 20, 1997.

4.5       Note Purchase Agreement                              Incorporated by reference to
                                                               Exhibit 4.1 of Form 10-Q for the
                                                               quarterly period ended September 30, 1998.

10.1      $70 Million Borrowing Base Loan Agreement by and     Filed herewith.
          among the Company, Norwest Bank, Arizona, N.A.
          and California Bank and Trust, Dated as of
          September 15, 1999

10.2      $15 Million Credit Agreement by and among            Incorporated by reference to
          Meritage Corporation and California Bank and         Exhibit 10.23 of Form 10-Q.
          Trust, Dated as of September 15, 1999

10.3      Modification to Guaranty Federal Bank Loan,          Incorporated  by  reference  to
          Dated as of May 19, 1998                             Exhibit 10.1 of Form 10-Q.

10.4      Modification to Guaranty Federal Bank Loan,          Filed herewith.
          Dated as of July 31, 1999

10.5      Stock Option Plan*                                   Incorporated by reference to Exhibit 10(d)
                                                               of Form 10-K for the fiscal year ended
                                                               December 31, 1995 ("1995 Form 10-K").

10.6      Amendment to Stock Option Plan *                     Incorporated by reference to Exhibit 10(e
                                                               of 1995 Form 10-K.

10.7      Amendment to Stock Option Plan dated                 Incorporated by reference to Exhibit
          December 31, 1996*                                   10.9 of Registration Statement No.
                                                               333-29737, filed on June 20, 1997.

10.8      Meritage Corporation Stock Option Plan               Incorporated by reference to Exhibit 10.9
                                                               to the Form 10-K for the year ended
                                                               December 31, 1996.

10.9      Meritage Corporation 1997 Stock Option Plan*         Incorporated by reference to Exhibit 4.1
                                                               of Registration Statement No. 333-37859,
                                                               filed on October 14, 1997.

10.10     Employment Agreement between the Company and         Incorporated by reference to Exhibit 10.10
          William W. Cleverly*                                 to the Form 10-K for the year ended
                                                               December 31, 1996.

10.11     Separation and Consulting Agreement between the      Incorporated by reference to Exhibit C
          Company and William W. Cleverly*                     of the Form 8-K filed on March 23, 1999.

10.12     Employment Agreement between the Company and         Incorporated by reference to Exhibit 10.11
          Steven J. Hilton*                                    to the Form 10-K for the year ended
                                                               December 31, 1996.

Exhibit
Number                         Description                     Page or Method of Filing
------                         -----------                     ------------------------
10.13     Employment Agreement between the Company             Incorporated by reference to Exhibit C
          and John R. Landon*                                  of the Form 8-K filed on June 18, 1997.

10.14     Stock Option Agreement between the Company           Incorporated by reference to Exhibit 10.12
          and William W. Cleverly*                             of the Form 10-K for the year ended
                                                               December 31, 1996.

10.15     Stock Option Agreement between the Company           Incorporated by reference to Exhibit 10.13
          and Steven J. Hilton*                                to the Form 10-K for the year ended
                                                               December 31, 1996.

10.16     Stock Option Agreement between the Company           Incorporated by reference to Exhibit C
          and John R. Landon*                                  of the Form 8-K filed on June 18, 1997.

10.17     Registration Rights Agreement between the            Incorporated by reference to Exhibit 10.14
          Company and William W. Cleverly*                     to the Form 10-K for the year ended
                                                               December 31, 1996.

10.18     Registration Rights Agreement between the            Incorporated by reference to Exhibit 10.15
          Company and Steven J. Hilton*                        to the Form to the Form 10-K for the year ended
                                                               December 31, 1996.

10.19     Registration Rights Agreement between the            Incorporated by reference to Exhibit C
          Company and John R. Landon*                          of the Form 8-K filed on June 18, 1997.

10.20     Escrow and Contingent Stock Agreement                Incorporated by reference to Exhibit 10.16
                                                               of the Form 10-K for the year ended
                                                               December 31, 1996.

10.21     Amended and Restated Employment Agreement            Incorporated by reference to Exhibit 10(g)
          and Addendum between the Company and                 of the 1995 Form 10-K.
          Alan D. Hamberlin*

10.22     Stock Option Agreement between the Company           Incorporated by reference to Exhibit 10(h)
          and Alan D. Hamberlin*                               of the 1995 Form 10-K.

10.23     Agreement regarding sale of residual                 Incorporated by reference to Exhibit 10.24
          interests between the Company and                    to the Form to the Form 10-K for the year ended
          PaineWebber                                          December 31, 1996.

10.24     Employment Agreement between the Company             Incorporated by reference to Exhibit 10.2
          and Larry W. Seay*                                   of Form 10-Q for the quarterly period
                                                               ended June 30, 1998.

10.25     Employment Agreement between the Company             Filed herewith.
          Steven Hafener*

10.26     Amendment to Employment Agreement between            Filed herewith.
          the Company and Steven Hafener*

 23       Consent of KPMG LLP                                  Filed herewith.

 24       Powers of Attorney                                   See signature page.

 27       Financial Data Schedules                             Filed herewith.

--------
*Indicates a management contract or compensation plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of March 2000.
                                     MERITAGE CORPORATION,
                                     a Maryland Corporation

                                     By /s/ Steven J. Hilton
                                        ----------------------------------------
                                        Steven J. Hilton
                                        CO-CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                     By /s/ John R. Landon
                                        ----------------------------------------
                                        John R. Landon
                                        CO-CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

     Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

     Signature                  Title                                  Date
     ---------                  -----                                  ----

/s/ Steven J. Hilton          Co-Chairman and                     March 23, 2000
-----------------------       Chief Executive Officer
Steven J. Hilton

/s/ John R. Landon            Co-Chairman and                     March 23, 2000
-----------------------       Chief Executive Officer
    John R. Landon

/s/ Larry W. Seay             Chief Financial Officer, Vice       March 23, 2000
-----------------------       President-Finance, Secretary and
    Larry W. Seay             Treasurer (Principal Financial
                              and Accounting Officer)

/s/ William W. Cleverly       Director                            March 23, 2000
-----------------------
    William W. Cleverly

/s/ Alan D. Hamberlin         Director                            March 23, 2000
-----------------------
    Alan D. Hamberlin

/s/ Raymond Oppel             Director                            March 23, 2000
-----------------------
    Raymond Oppel

/s/ Robert G. Sarver          Director                            March 23, 2000
-----------------------
    Robert G. Sarver

/s/ C. Timothy White          Director                            March 23, 2000
-----------------------
    C. Timothy White