Form 10-Q
period 2000-03-31
MERITAGE CORP
filed 2000-05-15
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NUMBER 1-9977


                              MERITAGE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


           MARYLAND                                               86-0611231
 (State or Other Jurisdiction                                (I.R.S. Employer of
Incorporation or Organization)                               Identification No.)


 6613 NORTH SCOTTSDALE ROAD, SUITE 200
          SCOTTSDALE, ARIZONA                                       85250
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

AS OF MAY 1, 2000, 5,563,796 SHARES OF MERITAGE CORPORATION COMMON STOCK WERE OUTSTANDING.

================================================================================

                              MERITAGE CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.          FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Consolidated Balance Sheets as of March 31, 2000 and
                 December 31, 1999.....................................     3

                 Consolidated Statements of Earnings for the Three
                 Months ended March 31, 2000 and 1999..................     4

                 Consolidated Statements of Cash Flows for the
                 Three Months ended March 31, 2000 and 1999............     5

                 Notes to Consolidated Financial Statements............     6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS...................    10

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK...........................................    13

PART II.         OTHER INFORMATION

     ITEMS 1-5.  NOT APPLICABLE........................................    14

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K......................    14

SIGNATURES ............................................................   S.1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 (Unaudited)
                                                   March 31,       December 31,
                                                     2000             1999
                                                 -------------    -------------
ASSETS
  Cash and cash equivalents                      $   5,384,805    $  13,422,016
  Real estate under development                    183,941,966      171,012,405
  Deposits on real estate under
    option or contract                              18,412,244       15,699,609
  Other receivables                                  3,462,987        1,643,187
  Deferred tax asset                                   717,436          698,634
  Goodwill                                          18,474,847       18,741,625
  Property and equipment, net                        4,088,618        4,040,134
  Other assets                                       1,541,579        1,301,286
                                                 -------------    -------------
  Total Assets                                   $ 236,024,482    $ 226,558,896
                                                 =============    =============
LIABILITIES
  Accounts payable and accrued liabilities       $  31,189,845    $  41,950,761
  Home sale deposits                                10,101,617        8,261,000
  Notes payable                                    100,077,727       85,936,601
                                                 -------------    -------------
  Total Liabilities                                141,369,189      136,148,362
                                                 -------------    -------------
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share;
    50,000,000 shares authorized; issued
    and outstanding - 5,563,796 shares at
    March 31, 2000, and 5,474,906 shares
    at December 31, 1999                                55,638           54,749
  Additional paid-in capital                       100,464,215      100,406,745
  Accumulated deficit                               (3,377,652)      (8,148,535)
  Less cost of shares held in treasury
    (237,667 shares)                                (2,486,908)      (1,902,425)
                                                 -------------    -------------

  Total Stockholders' Equity                        94,655,293       90,410,534
                                                 -------------    -------------

  Total Liabilities and Stockholders' Equity     $ 236,024,482    $ 226,558,896
                                                 =============    =============

          See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------
Home sales revenue                               $ 91,652,660      $ 51,306,197
Land sales revenue                                    757,511            79,900
                                                 ------------      ------------
                                                   92,410,171        51,386,097

Cost of home sales                                (74,956,349)      (41,322,288)
Cost of land sales                                   (681,205)          (34,500)
                                                 ------------      ------------
                                                  (75,637,554)      (41,356,788)

Home sales gross profit                            16,696,311         9,983,909
Land sales gross profit                                76,306            45,400
                                                 ------------      ------------
                                                   16,772,617        10,029,309

Commissions and other sales costs                  (5,778,560)       (3,415,817)
General and administrative expense                 (4,001,961)       (3,146,047)
Interest expense                                       (1,522)             (835)
Other income, net                                     532,271           318,432
                                                 ------------      ------------

Earnings before income taxes                        7,522,845         3,785,042
Income taxes                                       (2,751,962)       (1,460,000)
                                                 ------------      ------------
Net earnings                                     $  4,770,883      $  2,325,042
                                                 ============      ============

Basic earnings per share                         $        .90      $        .43
                                                 ============      ============

Diluted earnings per share                       $        .82      $        .38
                                                 ============      ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $  4,770,883    $  2,325,042
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                         694,065         458,978
  (Increase) decrease in deferred tax asset             (18,802)      1,214,000
  Stock option compensation expense                      58,359         148,329
  Increase in real estate under development         (12,929,561)    (23,685,192)
  Increase in deposits on real estate under
    option or contract                               (2,712,635)     (2,225,055)
  (Increase) decrease in other receivables
    and other assets                                 (2,060,093)        598,500
  Decrease in accounts payable and accrued
    liabilities                                      (5,602,910)     (5,695,430)
  Increase in home sale deposits                      1,840,617       2,822,855
                                                   ------------    ------------
    Net cash used in operating activities           (15,960,077)    (24,037,973)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for merger/acquisition                   (5,158,006)     (6,966,890)
  Purchases of property and equipment                  (475,771)       (749,857)
                                                   ------------    ------------
    Net cash used in investing activities            (5,633,777)     (7,716,747)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                         97,251,332      66,203,003
  Repayment of borrowings                           (83,110,206)    (39,464,652)
  Purchase of treasury shares                          (584,483)             --
  Stock options exercised                                    --          11,240
                                                   ------------    ------------
    Net cash provided by financing activities        13,556,643      26,749,591
                                                   ------------    ------------
Net decrease in cash and cash equivalents            (8,037,211)     (5,005,129)
Cash and cash equivalents at beginning of period     13,422,016      12,386,806
                                                   ------------    ------------
Cash and cash equivalents at end of period         $  5,384,805    $  7,381,677
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     We develop, construct and sell new high-quality, single-family homes in the semi-custom luxury, move-up and entry-level markets. We operate in the Dallas/Fort Worth, Austin and Houston, Texas markets as Legacy Homes, in the Phoenix and Tucson, Arizona metropolitan markets under the Monterey Homes and Meritage Homes of Arizona brand names, and in the San Francisco Bay and Sacramento, California markets as Meritage Homes of Northern California.

     BASIS OF PRESENTATION. Our consolidated financial statements include the accounts of Meritage Corporation and our subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

The components of real estate under development follow (in thousands):

                                                      March 31,     December 31,
                                                        2000           1999
                                                      ---------      ---------
Homes under contract, in production                   $  82,131      $  71,987
Finished homesites and homesites under
  development                                            68,725         63,610
Model homes and homes held for resale                    29,468         31,797
Land held for development                                 3,618          3,618
                                                      ---------      ---------
                                                      $ 183,942      $ 171,012
                                                      =========      =========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of sales when the property is delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                                 March 31,
                                                            -------------------
                                                             2000        1999
                                                            -------     -------
Beginning unamortized capitalized interest                  $ 3,971     $ 1,982
Interest capitalized                                          1,868       1,089
Amortized in cost of home and land sales                     (1,565)       (811)
                                                            -------     -------
Ending unamortized capitalized interest                     $ 4,274     $ 2,260
                                                            =======     =======

Interest incurred                                           $ 1,870     $ 1,090
Interest capitalized                                         (1,868)     (1,089)
                                                            -------     -------
Interest expense                                            $     2     $     1
                                                            =======     =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 3 - NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                        March 31,   December 31,
                                                          2000         1999
                                                        ---------    ---------
$70 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime (9.0% at March 31, 2000) or LIBOR (30 day
  LIBOR 6.1% at March 31, 2000), plus 1.75% payable
  December 31, 2001, secured by first deeds of
  trust on real estate                                  $  55,141    $  37,411

$65 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime or LIBOR plus 2.0%, payable at the earlier
  of close of escrow, maturity date of individual
  homes within the line or July 31, 2000, secured
  by first deeds of trust on real estate                   28,285       26,104

$15 million unsecured bank revolving line of
  credit, interest payable monthly at prime,
  matured January 17, 2000                                     --        6,000

Acquisition and development credit facilities
  totaling $4.5 million, interest payable monthly,
  ranging from prime to prime plus .25%; payable
  at the earlier of funding of construction
  financing or the maturity date of the individual
  projects, secured by first deeds of trust on
  real estate                                               1,628        1,396

Senior unsecured notes, maturing September 15, 2005,
  annual interest of 9.10% payable quarterly,
  principal payable in three equal installments
  on September 15, 2003, 2004 and 2005                     15,000       15,000

Other                                                          23           26
                                                        ---------    ---------
     Total                                              $ 100,077    $  85,937
                                                        =========    =========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2000 and 1999 follows (in thousands, except per share amounts):

                                                                 2000      1999
                                                                ------    ------
Net earnings                                                    $4,771    $2,325
Basic EPS - Weighted average shares outstanding                  5,287     5,425
                                                                ------    ------

Basic earnings per share                                        $  .90    $  .43
                                                                ======    ======

Basic EPS - Weighted average shares outstanding                  5,287     5,425

Effect of dilutive securities:
    Contingent shares and warrants                                  73        71
    Stock options                                                  458       563
                                                                ------    ------

Dilutive EPS - Weighted average shares outstanding               5,818     6,059
                                                                ------    ------

Diluted earnings per share                                      $  .82    $  .38
                                                                ======    ======

Antidilutive stock options not included in diluted EPS             280       282
                                                                ======    ======

NOTE 5 - INCOME TAXES

     Components of income tax expense at March 31 are (in thousands):

                                                    2000              1999
                                                   -------           -------
     Current taxes:
          Federal                                  $ 2,419           $    83
          State                                        352               163
                                                   -------           -------
                                                     2,771               246
                                                   -------           -------
     Deferred taxes:
          Federal                                      (17)            1,213
          State                                         (2)                1
                                                   -------           -------
                                                       (19)            1,214
                                                   -------           -------

          Total                                    $ 2,752           $ 1,460
                                                   =======           =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 6 - SEGMENT INFORMATION

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

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2000               1999
                                                    --------           --------
                                                          (in thousands)
HOME SALES REVENUE:
   Texas                                            $ 49,430           $ 30,334
   Arizona                                            21,942             19,628
   California                                         20,281              1,344
                                                    --------           --------
          Total                                     $ 91,653           $ 51,306
                                                    ========           ========

EBIT:
   Texas                                            $  7,010           $  3,735
   Arizona                                               995              1,890
   California                                          2,311               (422)
   Corporate and other                                (1,227)              (606)
                                                    --------           --------
          Total                                     $  9,089           $  4,597
                                                    ========           ========

AMORTIZATION OF CAPITALIZED INTEREST:
   Texas                                            $    635           $    300
   Arizona                                               578                503
   California                                            352                  8
                                                    --------           --------
          Total                                     $  1,565           $    811
                                                    ========           ========


                                                            At March 31,
                                                    ----------------------------
ASSETS:                                               2000                1999
                                                    --------            --------
   Texas                                            $ 99,725            $ 97,832
   Arizona                                            85,040              77,195
   California                                         48,737              43,773
   Corporate                                           2,522               7,759
                                                    --------            --------
          Total                                     $236,024            $226,559
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

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 1999, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in the our December 31, 1999 Annual Report on Form 10-K.

     RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding our results of operations for the quarters ended March 31, 2000 and March 31, 1999. All material balances and transactions between us and our subsidiaries have been eliminated. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.

     HOME SALES REVENUE

     Home sales revenue is the product of the number of homes closed during the period and the average sales price per home. Comparative first quarter 2000 and 1999 home sales revenue follow (dollars in thousands):

                                   Quarter Ended
                                      March 31,        Dollar/unit   Percentage
                                --------------------     Increase     Increase
                                  2000        1999      (Decrease)   (Decrease)
                                --------    --------     --------     --------
Total
   Dollars                      $ 91,653    $ 51,306     $ 40,347         79%
   Homes closed                      440         257          183         71%
   Average sales price          $  208.3    $  199.6     $    8.7          4%

Texas
   Dollars                      $ 49,430    $ 30,334     $ 19,096         63%
   Homes closed                      302         200          102         51%
   Average sales price          $  163.7    $  151.7     $   12.0          8%

Arizona
   Dollars                      $ 21,942    $ 19,628     $  2,314         12%
   Homes closed                       79          53           26         49%
   Average sales price          $  277.7    $  370.3     $  (92.6)       (25%)

California
   Dollars                      $ 20,281    $  1,344     $ 18,937      1,409%
   Homes closed                       59           4           55      1,375%
   Average sales price          $  343.7    $  336.0     $    7.7          2%

     The increase in total home sales revenue and number of homes closed in 2000 compared to 1999 results mainly from our strong market performances in Texas and California. Also in 2000, we closed a higher percentage of homes in beginning backlog than usual for our first quarters.

     HOME SALES GROSS PROFIT

     Gross profit is home sales revenue, net of housing cost of sales, which include developed homesite costs, home construction costs, amortization of common community costs (such as the cost of model complexes and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. Comparative 2000 and 1999 housing gross profit follows (dollars in thousands):

                                Quarter Ended
                                  March 31,       Dollar/percentage   Percentage
                              ------------------      Increase         Increase
                               2000        1999      (Decrease)       (Decrease)
                              -------     ------       ------           ------
Dollars                       $16,696     $9,984       $6,712             67%

Percent of home sales
  revenue                        18.2%      19.5%        (1.3%)           (7%)

     The dollar increase in gross profit for the three months ended March 31, 2000 over the prior year period is attributable to the increase in number of homes closed. The gross profit margin decreased somewhat due to the increased deliveries of our new lower-priced, lower margin Arizona products.

     COMMISSIONS AND OTHER SALES COSTS

     Commissions and other sales costs, such as advertising and sales office expenses, were approximately $5.8 million, or 6.3% of home sales revenue in the first quarter of 2000 compared to $3.4 million, or 6.6% of home sales revenue in the first quarter of 1999. The slight decrease in these expenses as a percentage of home sales revenue was caused by holding down increases in advertising and other marketing costs.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were approximately $4.0 million, or 4.3% of total revenue, in the first three months of 2000, as compared to approximately $3.1 million, or 6.1% of revenue, in 1999, a decrease as a percent of total revenue of 1.8%. The decrease in these amounts as a percentage of revenue was caused by holding down increases in these costs, while expanding home sales revenue. 1999 amounts include charges of approximately $600,000 (1.2% of revenue) related to the employment agreement buyout of a former Managing Director.

     OTHER INCOME

     The increase in other income primarily is due to management fees paid to the California division by unconsolidated parties and an increase in revenue from the mortgage operations in Texas.

     INCOME TAXES

     The increase in income tax expense to approximately $2,752,000 for the quarter ended March 31, 2000 from $1,460,000 in the prior year was caused by higher taxable income offset by a slightly lower effective tax rate

     SALES CONTRACTS

     Sales contracts for any period represent the number of homes ordered by customers (net of cancellations) multiplied by the average sales price per home ordered. Comparative 2000 and 1999 sales contracts follow (dollars in thousands):

                                    Quarter Ended
                                      March 31,         Dollar/unit  Percentage
                                 --------------------    Increase     Increase
                                   2000        1999     (Decrease)   (Decrease)
                                 --------    --------    --------     --------
Total
   Dollars                       $148,900    $103,738    $ 45,162        44%
   Homes ordered                      629         555          74        13%
   Average sales price           $  236.7    $  186.9    $   49.8        27%

Texas
   Dollars                       $ 60,920    $ 64,356    $ (3,436)       (5)%
   Homes ordered                      355         431         (76)      (18)%
   Average sales price           $  171.6    $  149.3    $   22.3        15%

Arizona
   Dollars                       $ 43,937    $ 30,992    $ 12,945        42%
   Homes ordered                      137          99          38        38%
   Average sales price           $  320.7    $  313.1    $    7.7         2%

California
   Dollars                       $ 44,043    $  8,390    $ 35,653       425%
   Homes ordered                      137          25         112       448%
   Average sales price           $  321.5    $  335.6    $  (14.1)       (4)%

     We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate of approximately 20% of gross sales. Total sales contracts increased in 2000 compared to 1999 due mainly to the expansion into California and continued economic strength in our operating markets.

     NET SALES BACKLOG

     Backlog represents net sales contracts that have not closed. Comparative 2000 and 1999 net sales backlog follows (dollars in thousands):

                                     At March 31,      Dollar/unit   Percentage
                                 --------------------    Increase     Increase
                                   2000        1999     (Decrease)   (Decrease)
                                 --------    --------    --------     --------
Total
   Dollars                       $256,692    $197,725    $ 58,967        30%
   Homes in backlog                 1,074         987          87         9%
   Average sales price           $  239.0    $  200.3    $   38.7        19%

Texas
   Dollars                       $105,473    $111,199    $ (5,726)       (5)%
   Homes in backlog                   619         734        (115)      (16)%
   Average sales price           $  170.4    $  151.5    $   18.9        12%

Arizona
   Dollars                       $ 94,873    $ 77,743    $ 17,130        22%
   Homes in backlog                   274         227          47        21%
   Average sales price           $  346.3    $  342.5    $    3.8         1%

California
   Dollars                       $ 56,346    $  8,783    $ 47,563       542%
   Homes in backlog                   181          26         155       596%
   Average sales price           $  311.3    $  337.8    $  (26.5)       (8)%

     Total dollar backlog at March 31, 2000 increased 30% over the 1999 amount due to a corresponding increase in homes in backlog. The number of homes in backlog at March 31, 2000 increased 9% over the same period in the prior year due to the increase in net orders caused by expansion into California and strong housing markets in which Meritage operates.

     LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, homesite development and home construction. We use a combination of borrowings and funds generated by operations to meet our working capital requirements.

     At March 31, 2000, we had short-term secured revolving construction loan and acquisition and development facilities totaling $139.5 million, of which approximately $85 million was outstanding. An additional $27.2 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date. We also have $15 million outstanding in unsecured, senior subordinated notes due September 15, 2005, which were issued in October 1998.

     In May 1999, we announced a stock repurchase program in which our Board of Directors approved the buyback of up to $6 million of outstanding Meritage stock. This amount was increased to $10 million at the first quarter, 2000 board meeting. As of March 31, 2000, 237,667 shares had been repurchased for an aggregate price of approximately $2.5 million.

     Management believes that the current borrowing capacity, cash on hand at March 31, 2000 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior subordinated notes and our credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not trade in derivative financial instruments and at March 31, 2000, had no significant derivative financial instruments. We do have other financial instruments in the form of notes payable and senior debt, which are at fixed interest rates. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit                                                        Page or
     Number                       Description                   Method of Filing
     ------                       -----------                   ----------------
      10.1        Modification to Guaranty Federal Bank Loan,    Filed herewith
                  Dated as of March 29, 2000

      10.2        $3.3 Million Construction Loan Agreement,      Filed herewith
                  by and among the Company and Compass Bank, Dated as of February 10, 2000

      10.3        Change of Control Agreement between the        Filed herewith
                  Company and Steven J. Hilton

      10.4        Change of Control Agreement between the        Filed herewith
                  Company and John R. Landon

      10.5        Change of Control Agreement between the        Filed herewith
                  Company and Larry W. Seay

      10.6        Change of Control Agreement between the        Filed herewith
                  Company and Richard T. Morgan

      27          Financial Data Schedule                        Filed herewith

      99          Private Securities Reform Act of 1995          Filed herewith
                  Safe Harbor Compliance Statement for
                  Forward-Looking Statements

(b)  REPORTS ON FORM 8-K

     We filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 2000.


                                        MERITAGE CORPORATION,
                                        a Maryland Corporation

                                        By /s/ LARRY W.SEAY
                                           -------------------------------------
                                           Larry W. Seay
                                           Chief Financial Officer and
                                           Vice President-finance (Principal
                                           Financial Officer and Duly
                                           Authorized Officer)