Form 10-Q/A
period 2000-03-31
MERITAGE CORP
filed 2000-05-17
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 1

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

                                                                        Page No.
                                                                        --------

PART II.         OTHER INFORMATION

     ITEM 5.     OTHER INFORMATION.....................................    3

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K......................    3

SIGNATURES ............................................................   S-1

                            PART II OTHER INFORMATION

ITEM 5.  Other Information

     This Amendment to Form 10-Q for the period ended March 31, 2000 is submitted for the purpose of including Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and
10.6 that were inadvertently omitted from the 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit                                                      Page or
     Number                     Description                   Method of Filing
     ------                     -----------                   ----------------
      10.1      Modification to Guaranty Federal Bank Loan,    Filed herewith
                Dated as of March 29, 2000

      10.2      $3.3 Million Construction Loan Agreement,      Filed herewith
                by and between the Company and Compass Bank, Dated as of February 10, 2000

      10.3      Change of Control Agreement between the        Filed herewith
                Company and Steven J. Hilton

      10.4      Change of Control Agreement between the        Filed herewith
                Company and John R. Landon

      10.5      Change of Control Agreement between the        Filed herewith
                Company and Larry W. Seay

      10.6      Change of Control Agreement between the        Filed herewith
                Company and Richard T. Morgan

      27        Financial Data Schedule                        Previously filed
                                                               as Exhibit 27 to
                                                               Form 10-Q for the
                                                               period ended
                                                               March 31, 2000

      99        Private Securities Litigation Reform Act       Previously filed
                of 1995 Safe Harbor Compliance Statement       as Exhibit 99 to
                for Forward-Looking Statements                 Form 10-Q for the
                                                               period ended
                                                               March 31, 2000

(b)  REPORTS ON FORM 8-K

     We filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of May, 2000.


                                        MERITAGE CORPORATION,
                                        a Maryland Corporation

                                        By /s/ Larry W. Seay
                                           -------------------------------------
                                           Larry W. Seay
                                           Chief Financial Officer and
                                           Vice President-finance (Principal
                                           Financial Officer and Duly
                                           Authorized Officer)