Form 10-Q
period 2000-06-30
MERITAGE CORP
filed 2000-08-11
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

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

As of August 10, 2000, 5,171,277 shares of Meritage Corporation common stock were outstanding.

================================================================================

                              MERITAGE CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS:

             Consolidated Balance Sheets as of June 30, 2000 and
             December 31, 1999.........................................    3

             Consolidated Statements of Earnings for the Three and
             Six Month Periods ended June 30, 2000 and 1999............    4

             Consolidated Statements of Cash Flows for the Six
             Month Periods ended June 30, 2000 and 1999................    5

             Notes to Condensed Consolidated Financial Statements......    6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................   10

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK...............................................   13

PART II. OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................   14

SIGNATURES.............................................................  S-1

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               June 30,          December 31,
                                                                 2000               1999
                                                            -------------       -------------
                                                             (Unaudited)
ASSETS
  Cash and cash equivalents                                 $   9,458,651       $  13,422,016
  Real estate under development                               200,586,220         171,012,405
  Deposits on real estate under option or contract             17,491,489          15,699,609
  Receivables                                                   1,543,645           1,643,187
  Deferred tax asset                                              834,375             698,634
  Goodwill                                                     18,208,069          18,741,625
  Property and equipment, net                                   4,480,562           4,040,134
  Other assets                                                  1,412,621           1,301,286
                                                            -------------       -------------
       Total Assets                                         $ 254,015,632       $ 226,558,896
                                                            =============       =============
LIABILITIES
  Accounts payable and accrued liabilities                  $  38,246,068       $  41,950,761
  Home sale deposits                                           12,316,004           8,261,000
  Notes payable                                               101,753,499          85,936,601
                                                            -------------       -------------

       Total Liabilities                                      152,315,571         136,148,362
                                                            -------------       -------------
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share; 50,000,000
   Shares authorized; issued and outstanding -
   5,606,862
   Shares at June 30, 2000, and 5,474,906 shares at
   December 31, 1999                                               56,069              54,749
  Additional paid-in capital                                  100,985,745         100,406,745
  Accumulated earnings (deficit)                                5,195,358          (8,148,535)
  Less cost of shares held in treasury (414,685 shares at
    June 30, 2000, and 186,000 shares at December 31,
    1999)                                                      (4,537,111)         (1,902,425)
                                                            -------------       -------------

       Total Stockholders' Equity                             101,700,061          90,410,534
                                                            -------------       -------------

  Total Liabilities and Stockholders' Equity                $ 254,015,632       $ 226,558,896
                                                            =============       =============

      See accompanying notes to condensed consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                       Three Months Ended June 30,        Six Months Ended June 30,
                                     ------------------------------    ------------------------------
                                         2000             1999             2000             1999
                                     -------------    -------------    -------------    -------------
Home sales revenue                   $ 120,802,671    $  76,646,871    $ 212,455,331    $ 127,953,068
Land sales revenue                         899,406           74,900        1,656,917          154,800
                                     -------------    -------------    -------------    -------------
                                       121,702,077       76,721,771      214,112,248      128,107,868

Cost of home sales                     (96,393,849)     (60,810,073)    (171,350,198)    (102,132,361)
Cost of land sales                        (789,267)         (34,500)      (1,470,472)         (69,000)
                                     -------------    -------------    -------------    -------------
                                       (97,183,116)     (60,844,573)    (172,820,670)    (102,201,361)

Home sales gross profit                 24,408,822       15,836,798       41,105,133       25,820,707
Land sales gross profit                    110,139           40,400          186,445           85,800
                                     -------------    -------------    -------------    -------------
                                        24,518,961       15,877,198       41,291,578       25,906,507

Commissions and other sales costs       (6,457,926)      (4,492,042)     (12,236,486)      (7,907,859)
General and administrative expense      (4,846,778)      (3,678,297)      (8,848,739)      (6,824,344)
Interest expense                            (2,999)          (1,844)          (4,521)          (2,679)
Other income, net                          421,385          629,489          953,656          947,921
                                     -------------    -------------    -------------    -------------

Earnings before income taxes            13,632,643        8,334,504       21,155,488       12,119,546
Income taxes                            (5,059,633)      (3,793,701)      (7,811,595)      (5,253,701)
                                     -------------    -------------    -------------    -------------
Net earnings                         $   8,573,010    $   4,540,803    $  13,343,893    $   6,865,845
                                     =============    =============    =============    =============

Basic earnings per share             $        1.62    $         .83    $        2.52    $        1.26
                                     =============    =============    =============    =============

Diluted earnings per share           $        1.50    $         .75    $        2.31    $        1.14
                                     =============    =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended June 30,
                                                                       ---------------------------------
                                                                           2000                 1999
                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                          $  13,343,893       $   6,865,845
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                                            1,524,233           1,009,513
  (Increase) decrease in deferred tax asset                                 (135,741)          4,552,837
  Stock option compensation expense                                           73,254             296,658
  Increase in real estate under development                              (29,573,815)        (42,433,135)
  Increase in deposits on real estate under option or contract            (1,791,880)         (4,388,322)
  Decrease in receivables and other assets                                   252,788             437,135
  Increase (decrease) in accounts payable and accrued liabilities          1,690,178          (2,309,513)
  Increase in home sale deposits                                           4,055,004           3,526,024
                                                                       -------------       -------------
       Net cash used in operating activities                             (10,562,086)        (32,442,958)
                                                                       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for merger/acquisition                                        (5,158,006)         (6,966,890)
  Purchases of property and equipment                                     (1,431,105)         (1,713,715)
                                                                       -------------       -------------
    Net cash used in investing activities                                 (6,589,111)         (8,680,605)
                                                                       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                             196,000,554         128,447,739
  Repayment of borrowings                                               (180,183,656)        (92,986,476)
  Purchase of treasury shares                                             (2,634,686)           (112,962)
  Stock options exercised                                                      5,620             472,681
                                                                       -------------       -------------
       Net cash provided by financing activities                          13,187,832          35,820,982
                                                                       -------------       -------------

Net decrease in cash and cash equivalents                                 (3,963,365)         (5,302,581)
Cash and cash equivalents at beginning of period                          13,422,016          12,386,806
                                                                       -------------       -------------
Cash and cash equivalents at end of period                             $   9,458,651       $   7,084,225
                                                                       =============       =============

      See accompanying notes to condensed consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Meritage Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

The components of real estate under development follow (in thousands):

                                                        June 30,    December 31,
                                                         2000          1999
                                                      -----------   -----------
Homes under contract, in production                   $   102,862   $    71,987
Finished home sites and home sites under development       68,722        63,610
Model homes and homes held for resale                      22,965        31,797
Land held for development                                   6,037         3,618
                                                      -----------   -----------
                                                      $   200,586   $   171,012
                                                      ===========   ===========

     We have included 108 pre-sold homes with a dollar cost of approximately $21.5 million, purchased from two other Arizona builders, in real estate under development and in quarter-end sales backlog, but have not included them as sales contracts written during the quarter.

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of sales when the property is delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                Quarter Ended         Six Months Ended
                                                   June 30,               June 30,
                                              ------------------     ------------------
                                               2000       1999        2000       1999
                                              -------    -------     -------    -------
Beginning unamortized capitalized interest    $ 4,274    $ 2,260     $ 3,971    $ 1,982
Interest capitalized                            2,774      1,510       4,642      2,599
Amortized in cost of home and land sales       (2,137)    (1,117)     (3,702)    (1,928)
                                              -------    -------     -------    -------
Ending unamortized capitalized interest       $ 4,911    $ 2,653     $ 4,911    $ 2,653
                                              =======    =======     =======    =======

Interest incurred                             $ 2,777    $ 1,512     $ 4,647    $ 2,602
Interest capitalized                           (2,774)    (1,510)     (4,642)    (2,599)
                                              -------    -------     -------    -------
Interest expensed                             $     3    $     2     $     5    $     3
                                              =======    =======     =======    =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 3 - NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                          June 30,  December 31,
                                                            2000       1999
                                                         ---------   ---------
$100 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime (9.5% at June 30, 2000) or LIBOR (30 day
  LIBOR 6.6% at June 30, 2000), plus 1.75% payable
  December 31, 2001, secured by first deeds of
  trust on real estate................................   $  62,320   $  36,180

$65 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime or LIBOR plus 2.0%, payable at the earlier
  of close of escrow, maturity date of individual
  homes within the line or August 31, 2000, secured
  by first deeds of trust on real estate..............      21,321      26,104

$15 million unsecured bank revolving line of credit,
  interest payable monthly at prime, matured
  January 17, 2000....................................          --       6,000

Acquisition and development credit facilities and
  seller carry back financing totaling $5.7 million,
  interest payable monthly, ranging from prime to
  prime plus .25% or at a fixed 10% per annum rate;
  payable at the earlier of funding of construction
  financing or the maturity date of the individual
  projects, secured by first deeds of trust on land...       3,093       2,627

Senior unsecured notes, maturing September 15, 2005,
  annual interest of 9.10% payable quarterly,
  principal payable in three equal installments on
  September 15, 2003, 2004 and 2005...................      15,000      15,000

Other.................................................          19          26
                                                         ---------   ---------

     Total ...........................................   $ 101,753   $  85,937
                                                         =========   =========

                      MERITAGE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three and six months ended June 30, 2000 and 1999 follows (in thousands, except per share amounts):

                                            Quarter Ended      Six Months Ended
                                              June 30,             June 30,
                                          -----------------    -----------------
                                           2000      1999       2000      1999
                                          -------   -------    -------   -------
Net earnings                              $ 8,573   $ 4,541    $13,344   $ 6,866
Basic EPS - Weighted average shares
 outstanding                                5,287     5,456      5,287     5,441
                                          -------   -------    -------   -------
Basic earnings per share                  $  1.62   $   .83    $  2.52   $  1.26
                                          =======   =======    =======   =======
Basic EPS - Weighted average shares
 outstanding                                5,287     5,456      5,287     5,441

Effect of dilutive securities:
  Contingent shares and warrants               --        70         37        77
  Stock options                               439       494        451       519
                                          -------   -------    -------   -------
Dilutive EPS - Weighted average shares
 outstanding                                5,726     6,020      5,775     6,037
                                          -------   -------    -------   -------
Diluted earnings per share                $  1.50   $   .75    $  2.31   $  1.14
                                          =======   =======    =======   =======
Antidilutive stock options not included
 in diluted EPS                               277       291        278       287
                                          =======   =======    =======   =======

NOTE 5 - INCOME TAXES

     Components of income tax expense are (in thousands):

                                   Quarter Ended             Six Months Ended
                                      June 30,                    June 30,
                               ---------------------       ---------------------
                                2000          1999          2000          1999
                               -------       -------       -------       -------
     Current taxes:
          Federal              $ 4,520       $   157       $ 6,939       $   240
          State                    657           296         1,009           459
                               -------       -------       -------       -------
                                 5,177           453         7,948           699
                               -------       -------       -------       -------
     Deferred taxes:
          Federal                 (105)        3,254          (122)        4,467
          State                    (12)           87           (14)           88
                               -------       -------       -------       -------
                                  (117)        3,341          (136)        4,555
                               -------       -------       -------       -------
          Total                $ 5,060       $ 3,794       $ 7,812       $ 5,254
                               =======       =======       =======       =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


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

                                            Quarter Ended           Six Months Ended
                                               June 30,                  June 30,
                                        ----------------------    ----------------------
                                          2000         1999         2000         1999
                                        ---------    ---------    ---------    ---------
                                                         (in thousands)
HOME SALES REVENUE:

  Texas                                 $  52,281    $  42,461    $ 101,711    $  72,795
  Arizona                                  32,257       30,056       54,199       49,684
  California                               36,264        4,130       56,545        5,474
                                        ---------    ---------    ---------    ---------
         Total                          $ 120,802    $  76,647    $ 212,455    $ 127,953
                                        =========    =========    =========    =========
EBIT:
  Texas                                 $   8,769    $   5,819    $  15,779    $   9,554
  Arizona                                   2,762        3,815        3,757        5,705
  California                                5,631        1,195        7,942          773
  Corporate and other                      (1,389)      (1,378)      (2,616)      (1,984)
                                        ---------    ---------    ---------    ---------
         Total                          $  15,773    $   9,451    $  24,862    $  14,048
                                        =========    =========    =========    =========

AMORTIZATION OF CAPITALIZED INTEREST:
  Texas                                 $     656    $     367    $   1,291    $     667
  Arizona                                     933          688        1,511        1,191
  California                                  548           62          900           70
                                        ---------    ---------    ---------    ---------
         Total                          $   2,137    $   1,117    $   3,702    $   1,928
                                        =========    =========    =========    =========

                                                                     At           At
                                                                  June 30,    December 31,
                                                                    2000         1999
                                                                  ---------    ---------
ASSETS:
   Texas                                                          $  99,228    $  97,832
   Arizona                                                          106,319       77,195
   California                                                        42,583       43,773
   Corporate                                                          5,886        7,759
                                                                  ---------    ---------
          Total                                                   $ 254,016    $ 226,559
                                                                  =========    =========

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

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 1999, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are described in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in our December 31, 1999 Annual Report on Form 10-K.

     RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding the results of our operations for the three and six months ended June 30, 2000 and June 30, 1999. All material balances and transactions between us and our subsidiaries have been eliminated. In managements' opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

     HOME SALES REVENUE

     Home sales revenue is the product of the number of homes closed during the period and the average sales price per home. Comparative second quarter and first six months 2000 and 1999 home sales revenue follow (dollars in thousands):

                         Quarter Ended                                Six Months Ended
                           June 30,        Dollar/Unit Percentage         June 30,        Dollar/Unit   Percentage
                      -------------------    Increase   Increase     -------------------    Increase     Increase
                        2000       1999     (Decrease) (Decrease)      2000       1999     (Decrease)   (Decrease)
                      --------   --------    --------   --------     --------   --------    --------     --------
TOTAL
Dollars               $120,802   $ 76,647    $ 44,155      58%       $212,455   $127,953    $ 84,502        66%
Homes closed               525        374         151      40%            965        631         334        53%
Average sales price   $  230.1   $  204.9    $   25.2      12%       $  220.2   $  202.8    $   17.4         9%

TEXAS
Dollars               $ 52,281   $ 42,461    $  9,820      23%       $101,711   $ 72,795    $ 28,916        40%
Homes closed               303        275          28      10%            605        475         130        27%
Average sales price   $  172.5   $  154.4    $   18.1      12%       $  168.1   $  153.3    $   14.8        10%

ARIZONA
Dollars               $ 32,257   $ 30,056    $  2,201       7%       $ 54,199   $ 49,684    $  4,515         9%
Homes closed               117         88          29      33%            196        141          55        39%
Average sales price   $  275.7   $  341.5    $  (65.8)    (19)%      $  276.5   $  352.4    $  (75.9)      (22%)

CALIFORNIA
Dollars               $ 36,264   $  4,130    $ 32,134     778%       $ 56,545   $  5,474    $ 51,071       933%
Homes closed               105         11          94     855%            164         15         149       993%
Average sales price   $  345.4   $  375.5    $  (30.1)     (8)%      $  344.8   $  364.9    $  (20.1)       (6)%

     The increase in total home sales revenue and number of homes closed in 2000 compared to 1999 results mainly from our strong market performances in Texas and California.

     HOME SALES GROSS PROFIT

     Gross profit is home sales revenue, net of housing cost of sales, which include developed home site costs, home construction costs, amortization of common community costs (such as the cost of model complexes and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. Comparative 2000 and 1999 housing gross profit follows (dollars in thousands):

                                  Quarter Ended June 30,                            Six Months Ended June 30,
                     -----------------------------------------------    -----------------------------------------------
                                               Dollar/                                            Dollar/
                                              Percentage   Percentage                            Percentage   Percentage
                                               Increase     Increase                              Increase     Increase
                       2000         1999      (Decrease)   (Decrease)     2000         1999      (Decrease)   (Decrease)
                     ---------    ---------    ---------    --------    ---------    ---------    ---------    --------
Dollars              $  24,409    $  15,837    $   8,572       54%      $  41,105    $  25,821    $  15,284       59%
Percentage of home
 sales revenues           20.2%        20.7%         (.5)%     --            19.3%        20.2%         (.9)%     --

     The dollar increase in gross profit for the three and six months ended June 30, 2000 over the prior year periods is attributable to the increase in number of homes closed. The gross profit margin decreased somewhat in both periods due to the increased deliveries of our new lower-priced, lower margin Arizona products.

     COMMISSIONS AND OTHER SALES COSTS

     Commissions and other sales costs, such as advertising and sales offices expenses, were approximately $6.5 million, or 5.3% of home sales revenue in the three months ended June 30, 2000 compared with $4.5 million, or 5.9% of home sales revenue in the second quarter of 1999. For the first six months of 2000, commissions and other sales costs were approximately $12.2 million, or 5.8% of home sales revenue, compared with $7.9 million, or 6.2% of home sales revenue for the first half of 1999. The slight decrease in these expenses as a percentage of home sales revenue was caused by holding down increases in advertising and other marketing costs.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were approximately $4.8 million (4.0% of revenue) in the second quarter of 2000, as compared with approximately $3.7 million (4.8% of revenue) in 1999. For the six months ended June 30, 2000, G&A expenses were approximately $8.8 million (4.1% of revenue), compared with $6.8 million (5.3% of revenue) for the same period of 1999. The higher expense as a percentage of revenue for the six months ended June 30, 1999 includes approximately $600,000 related to an employment agreement buyout of a former managing director. Operating costs in 1999 were also higher as a percentage of revenue due to overhead increases incurred related to our California expansion, and the start-up of our new Meritage Division in Phoenix, Arizona.

     INCOME TAXES

     The increases in income tax expense for the quarter and six months ended June 30, 2000 from prior year's periods were caused by higher taxable income offset by a slightly lower effective tax rate.

     SALES CONTRACTS

     Sales contracts for any period represent the number of homes ordered by customers (net of cancellations) multiplied by the average sales price per unit ordered. Comparative 2000 and 1999 sales contracts follow (dollars in thousands):

                     Quarter Ended June 30,  Dollar/Unit  Percentage  Six Months Ended June 30,  Dollar/Unit  Percentage
                     ----------------------   Increase     Increase   -------------------------   Increase     Increase
                        2000       1999      (Decrease)   (Decrease)      2000       1999        (Decrease)   (Decrease)
                      --------   --------     --------     --------     --------   --------       --------     --------
TOTAL
Dollars               $147,770   $ 98,276     $ 49,494       50%        $296,670   $202,014       $ 94,656        47%
Units ordered              590        495           95       19%           1,219      1,050            169        16%
Average sales price   $  250.5   $  198.5     $   52.0       26%        $  243.4   $  192.4       $   51.0        27%

TEXAS
Dollars               $ 57,561   $ 55,260     $  2,301        4%        $118,481   $119,616       $ (1,135)       (1)%
Units ordered              317        346          (29)      (8)%            672        777           (105)      (14)%
Average sales price   $  181.6   $  160.0     $   21.6       14%        $  176.3   $  154.0       $   22.3        14%

ARIZONA
Dollars               $ 44,922   $ 30,246     $ 14,676       49%        $ 88,859   $ 61,238       $ 27,621        45%
Units ordered              143        113           30       27%             280        212             68        32%
Average sales price   $  314.1   $  267.7     $   46.4       17%        $  315.4   $  288.9       $   26.5         9%

CALIFORNIA
Dollars               $ 45,287   $ 12,770     $ 32,518      255%        $ 89,330   $ 21,160       $ 68,170       322%
Units Ordered              130         36           94      261%             267         61            206       338%
Average sales price   $  348.4   $  354.7     $   (6.3)      (2)%       $  334.2   $  346.9       $  (12.7)       (4)%

     We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate of approximately 25% or less of gross sales. Total sales contracts increased in 2000 compared to 1999 due mainly to the expansion into California and the start-up of our mid-priced Meritage Phoenix division, along with continued economic strength in our operating markets.

     NET SALES BACKLOG

     Backlog represents net sales contracts that have not closed. Comparative June 30, 2000 and 1999 net sales backlog follows (dollars in thousands):

                                   At June 30,         Dollar/Unit   Percentage
                              ---------------------     Increase      Increase
                                2000         1999      (Decrease)    (Decrease)
                              --------     --------     --------      --------
TOTAL
  Dollars                     $305,100     $219,355     $ 85,745         39%
  Homes in backlog               1,247        1,107          140         13%
  Average sales price         $  244.7     $  198.2     $   46.5         23%

TEXAS
  Dollars                     $110,753     $123,999     $(13,246)       (11)%
  Homes in backlog                 633          805         (172)       (21)%
  Average sales price         $  175.0     $  154.0     $   21.0         14%

ARIZONA
  Dollars                     $128,978     $ 77,933     $ 51,045         65%
  Homes in backlog                 408          251          157         63%
  Average sales price         $  316.1     $  310.5     $    5.6          2%

CALIFORNIA
   Dollars                    $ 65,369     $ 17,423     $ 47,946        275%
   Homes in backlog                206           51          155        304%
   Average sales price        $  317.3     $  341.6     $  (24.3)        (7)%

     Total dollar backlog at June 30, 2000 increased 39% over the 1999 amount due to a corresponding increase in homes in backlog. Units in backlog at June 30, 2000 increased 13% over the same period in the prior year due to the increase in net orders caused by expansion into California, the start-up of our new Meritage Phoenix division, the purchase of 108 pre-sold homes from two Arizona builders (see Note 2) and strong housing markets in which we operate.

     LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, home site development and home construction. We use a combination of borrowings and funds generated by operations to meet our working capital requirements.

     At June 30, 2000 we had short-term secured revolving construction loan and acquisition and development facilities totaling $169.5 million, of which approximately $86.7 million was outstanding. An additional $41.0 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date. We also have $15 million outstanding in unsecured, senior subordinated notes due September 15, 2005, which were issued in October 1998.

     In May 1999, we announced a stock repurchase program in which our Board of Directors approved the buyback of up to $6 million of outstanding Meritage stock. This amount was increased to $10 million at the first quarter, 2000 board meeting. As of June 30, 2000, 414,685 shares had been repurchased for an aggregate price of approximately $4.5 million.

     Management believes that the current borrowing capacity, cash on hand at June 30, 2000 and anticipated cash flows from operations are sufficient to meet our liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior subordinated notes and our credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not trade in derivative financial instruments and at June 30, 2000 had no significant derivative financial instruments. We do have other financial instruments in the form of notes payable and senior debt, which are at fixed interest rates. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On May 10, 2000, we held our Annual Meeting of Shareholders, at which Steven J. Hilton, William W. Cleverly and Raymond Oppel were re-elected as Class I Directors to serve for a two-year term which expires at our Annual Meeting of Shareholders in 2002. Voting results for these nominees are summarized as follows:

                                                      VOTES          VOTES
                                                       FOR          WITHHELD
                                                    ---------       --------
          Steven J. Hilton                          5,053,432        17,903
          William W. Cleverly                       5,053,549        17,786
          Raymond Oppel                             5,054,065        17,270

Additionally, the Shareholders approved an amendment to the Meritage Corporation Stock Option Plan which increases the number of shares of common stock authorized for issuance thereunder from 475,000 to 775,000 shares, and raises the number of shares that may be issued to any one person under the plan from 50,000 to 100,000. Voting results are as follows:

                                                    APPROVAL OF AMENDMENT TO
                                                       STOCK OPTION PLAN
                                                       -----------------
     Shares For                                            2,655,150
     Shares Against                                          834,296
     Shares Abstained                                         14,392
     Shares Not Voted By Brokers                           1,567,497

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     EXHIBIT                                                        PAGE OR
     NUMBER                  DESCRIPTION                        METHOD OF FILING
     ------                  -----------                        ----------------
      10.1     Modification to Loan Agreement with Wells         Filed herewith
               Fargo Bank, Arizona, N.A. and California
               Bank & Trust, Dated as of May 16, 2000

      10.2     Extension of Guaranty Federal Bank Loan,          Filed herewith
               Dated as of July 31, 2000

       27      Financial Data Schedule                           Filed herewith

       99      Private Securities Reform Act of 1995 Safe        Filed herewith
               Harbor Compliance Statement for Forward-Looking
               Statements

     (b) REPORTS ON FORM 8-K

          No reports on form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August 2000.


                                       MERITAGE CORPORATION,
                                       a Maryland Corporation


                                       By /s/ Larry W. Seay
                                          --------------------------------------
                                          Larry W. Seay
                                          CHIEF FINANCIAL OFFICER AND VICE
                                          PRESIDENT-FINANCE (PRINCIPAL FINANCIAL
                                          OFFICER AND DULY AUTHORIZED OFFICER)