Form 10-Q
period 2000-09-30
MERITAGE CORP
filed 2000-11-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of October 10, 2000, 4,827,209 shares of Meritage Corporation common stock were outstanding.

================================================================================

                              MERITAGE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999........................  3

             Condensed Consolidated Statements of Earnings for the Three
             and Nine Month Periods ended September 30, 2000 and 1999........  4

             Condensed Consolidated Statements of Cash Flows for the Nine
             Month Periods ended September 30, 2000 and 1999.................  5

             Notes to Condensed Consolidated Financial Statements............  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................. 10

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK..................................................... 13

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................ 14

SIGNATURES ................................................................. S-1

                                           PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2000          1999
                                                       ---------     ---------
                                                      (UNAUDITED)
ASSETS
  Cash and cash equivalents                            $   1,578     $  13,422
  Real estate under development                          222,464       171,012
  Deposits on real estate under option or contract        19,094        15,700
  Receivables                                              1,619         1,643
  Deferred tax asset                                         670           699
  Goodwill                                                17,941        18,742
  Property and equipment, net                              4,727         4,040
  Other assets                                             1,676         1,301
                                                       ---------     ---------

       Total Assets                                    $ 269,769     $ 226,559
                                                       =========     =========
LIABILITIES
  Accounts payable and accrued liabilities             $  44,248     $  41,950
  Customer deposits on sales contracts                    12,561         8,261
  Notes payable                                          106,567        85,937
                                                       ---------     ---------

       Total Liabilities                                 163,376       136,148
                                                       ---------     ---------
STOCKHOLDERS' EQUITY
 Common stock, par value $.01 per share; 50,000,000
  Shares authorized; issued and outstanding -
  5,612,362 shares at September 30, 2000, and
  5,474,906 shares at December 31, 1999                       56            55
 Additional paid-in capital                              101,043       100,407
 Accumulated earnings (deficit)                           15,704        (8,149)
 Less cost of shares held in treasury (785,153
  shares at September 30, 2000, and 186,000 shares
  at December 31, 1999)                                  (10,410)       (1,902)
                                                       ---------     ---------

       Total Stockholders' Equity                        106,393        90,411
                                                       ---------     ---------

Total Liabilities and Stockholders' Equity             $ 269,769     $ 226,559
                                                       =========     =========

      See accompanying notes to condensed consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                      -----------------------     -----------------------
                                         2000          1999          2000          1999
                                      ---------     ---------     ---------     ---------
Home sales revenue                    $ 134,464     $  76,786     $ 346,919     $ 204,584
Land sales revenue                          944             0         2,601           155
                                      ---------     ---------     ---------     ---------
                                        135,408        76,786       349,520       204,739

Cost of home sales                     (105,574)      (62,232)     (276,924)     (164,295)
Cost of land sales                         (851)            0        (2,321)          (69)
                                      ---------     ---------     ---------     ---------
                                       (106,425)      (62,232)     (279,245)     (164,364)

Home sales gross profit                  28,890        14,554        69,995        40,289
Land sales gross profit                      93             0           280            86
                                      ---------     ---------     ---------     ---------
                                         28,983        14,554        70,275        40,375

Commissions and other sales costs        (7,291)       (4,572)      (19,528)      (12,480)
General and administrative expense       (5,363)       (3,531)      (14,212)      (10,356)
Interest expense                             (2)           (2)           (6)           (4)
Other income, net                           319           362         1,273         1,395
                                      ---------     ---------     ---------     ---------

Earnings before income taxes             16,646         6,811        37,802        18,930
Income taxes                             (6,137)       (2,784)      (13,949)       (8,037)
                                      ---------     ---------     ---------     ---------
Net earnings                          $  10,509     $   4,027     $  23,853     $  10,893
                                      =========     =========     =========     =========

Basic earnings per share              $    2.06     $     .74     $    4.57     $    2.00
                                      =========     =========     =========     =========

Diluted earnings per share            $    1.85     $     .67     $    4.15     $    1.80
                                      =========     =========     =========     =========

     See accompanying notes to condensed consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       --------------------------
                                                                         2000             1999
                                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                         $  23,853        $  10,893
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                          2,320            1,608
    Stock option compensation expense                                         73              445
    Decrease in deferred tax asset                                            28            6,363
    Increase in real estate under development                            (51,452)         (75,393)
    Increase in deposits on real estate under option or contract          (3,394)          (6,327)
    (Increase) decrease in receivables and other assets                     (350)              39
    Increase in accounts payable and accrued liabilities                   7,455            1,639
    Increase in customer deposits on sales contracts                       4,300            2,511
                                                                       ---------        ---------
        Net cash used in operating activities                            (17,167)         (58,222)
                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for merger/acquisition                                        (5,158)          (6,967)

  Purchases of property and equipment                                     (2,206)          (2,273)
                                                                       ---------        ---------
        Net cash used in investing activities                             (7,364)          (9,240)
                                                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                             318,723          213,469
  Repayment of borrowings                                               (298,093)        (154,940)
  Purchase of treasury shares                                             (8,507)            (113)
  Proceeds from employee stock options exercised                             564              495
                                                                       ---------        ---------
        Net cash provided by financing activities                         12,687           58,911
                                                                       ---------        ---------

Net decrease in cash and cash equivalents                                (11,844)          (8,551)
Cash and cash equivalents at beginning of period                          13,422           12,387
                                                                       ---------        ---------
Cash and cash equivalents at end of period                             $   1,578        $   3,836
                                                                       =========        =========

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

NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

Real estate under development consisted of the following (in thousands):

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2000          1999
                                                       --------      --------
Homes under contract, in production                    $110,654      $ 71,987
Finished home sites and home sites under development     82,370        63,610
Model homes and homes held for resale                    24,392        31,797
Land held for development                                 5,048         3,618
                                                       --------      --------
                                                       $222,464      $171,012
                                                       ========      ========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of sales when the property is delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                 QUARTER ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                              -------------------     -------------------
                                                2000        1999        2000        1999
                                              -------     -------     -------     -------
Beginning unamortized capitalized interest    $ 4,911     $ 2,653     $ 3,971     $ 1,982
Interest capitalized                            2,975       1,942       7,617       4,541
Amortized in cost of home and land sales       (2,203)     (1,118)     (5,905)     (3,046)
                                              -------     -------     -------     -------
Ending unamortized capitalized interest       $ 5,683     $ 3,477     $ 5,683     $ 3,477
                                              =======     =======     =======     =======

Interest incurred                             $ 2,977     $ 1,944     $ 7,623     $ 4,545
Interest capitalized                           (2,975)     (1,942)     (7,617)     (4,541)
                                              -------     -------     -------     -------
Interest expensed                             $     2     $     2     $     6     $     4
                                              =======     =======     =======     =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2000         1999
                                                        --------     -------
$100 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime (9.5% at September 30, 2000) or LIBOR (90
  day LIBOR 6.8% at September 30, 2000), plus
  1.75% payable December 31, 2001, secured by
  first deeds of trust on real estate                   $ 71,807     $36,180

$65 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime or LIBOR plus 2.0%, payable at the earlier
  of close of escrow, maturity date of individual
  homes within the line or July 31, 2001, secured
  by first deeds of trust on real estate                  16,164      26,104

$15 million unsecured bank revolving line of credit,
  interest payable monthly at prime, matured
  January 17, 2000                                            --       6,000

Acquisition and development credit facilities and
  seller carry back financing totaling $5.7
  million, interest payable monthly, ranging from
  prime to prime plus .25% or at a fixed 10% per
  annum rate; payable at the earlier of funding of
  construction financing or the maturity date of
  the individual projects, secured by first deeds
  of trust on real estate                                  3,580       2,627

Senior unsecured notes, maturing September 15,
  2005, annual interest of 9.10% payable quarterly,
  principal payable in three equal installments on
  September 15, 2003, 2004 and 2005                       15,000      15,000

Other                                                         16          26
                                                        --------     -------

     Total                                              $106,567     $85,937
                                                        ========     =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE INFORMATION

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 follows (in thousands, except per share amounts):

                                                            QUARTER ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          ------------------    -------------------
                                                            2000       1999      2000         1999
                                                          -------     ------    -------     -------
Net earnings                                              $10,509     $4,027    $23,853     $10,893
Basic EPS - Weighted average shares outstanding             5,097      5,463      5,224       5,448
                                                          -------     ------    -------     -------

Basic earnings per share                                  $  2.06     $  .74    $  4.57     $  2.00
                                                          =======     ======    =======     =======

Basic EPS - Weighted average shares outstanding             5,097      5,463      5,224       5,448
Effect of dilutive securities:
 Contingent shares and warrants                                --         70         25          83
 Stock options                                                582        491        496         527
                                                          -------     ------    -------     -------

Dilutive EPS - Weighted average shares outstanding          5,679      6,024      5,745       6,058
                                                          -------     ------    -------     -------

Diluted earnings per share                                $  1.85     $  .67    $  4.15     $  1.80
                                                          =======     ======    =======     =======

Antidilutive stock options not included in diluted EPS        102        272        265         275
                                                          =======     ======    =======     =======

NOTE 5 - INCOME TAXES

     Components of income tax expense are (in thousands):

                                     QUARTER ENDED           NINE MONTHS ENDED
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                 --------------------       --------------------
                                  2000          1999          2000         1999
                                 ------       -------       -------       ------
Current taxes:
  Federal                        $5,263       $   724       $12,202       $  964
  State                             710           250         1,719          709
                                 ------       -------       -------       ------
                                  5,973           974        13,921        1,673
                                 ------       -------       -------       ------
Deferred taxes:
  Federal                           147         1,770            25        6,236
  State                              17            40             3          128
                                 ------       -------       -------       ------
                                    164         1,810            28        6,364
                                 ------       -------       -------       ------

  Total                          $6,137       $ 2,784       $13,949       $8,037
                                 ======       =======       =======       ======

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

                                              QUARTER ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                         ----------------------     -----------------------
                                           2000          1999          2000         1999
                                         ---------     --------     ---------     ---------
                                                          (in thousands)
HOME SALES REVENUE:
   Texas                                 $  58,932     $ 43,604     $ 160,643     $ 116,399
   Arizona                                  45,168       26,056        99,367        75,585
   California                               30,364        7,126        86,909        12,600
                                         ---------     --------     ---------     ---------
          Total                          $ 134,464     $ 76,786     $ 346,919     $ 204,584
                                         =========     ========     =========     =========
EBIT:
   Texas                                 $  10,449     $  5,790     $  26,228     $  15,344
   Arizona                                   4,862        2,565         8,619         8,270
   California                                5,033          515        12,975         1,288
   Corporate and other                      (1,493)        (937)       (4,109)       (2,921)
                                         ---------     --------     ---------     ---------
          Total                          $  18,851     $  7,933     $  43,713     $  21,981
                                         =========     ========     =========     =========
AMORTIZATION OF CAPITALIZED INTEREST:
   Texas                                 $     585     $    445     $   1,876     $   1,112
   Arizona                                   1,213          559         2,724         1,750
   California                                  405          114         1,305           184
                                         ---------     --------     ---------     ---------
          Total                          $   2,203     $  1,118     $   5,905     $   3,046
                                         =========     ========     =========     =========

                                                           AT                        AT
                                                       SEPTEMBER 30,             DECEMBER 31,
                                                           2000                     1999
                                                        ---------                 ---------
ASSETS:
   Texas                                                $ 100,809                 $  97,832
   Arizona                                                116,596                    77,195
   California                                              49,785                    43,773
   Corporate                                                2,579                     7,759
                                                        ---------                 ---------
          Total                                         $ 269,769                 $ 226,559
                                                        =========                 =========

NOTE 7 - RELATED PARTY TRANSACTIONS

     In September 2000, the Company purchased 312,500 shares from a current director at a cost of $5 million. These shares are held as treasury shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans and liquidity, the impact of inflation, the impact of changes in interest rates, plans relating to our products or services, potential real property acquisitions, and new or planned development projects, as well as assumptions relating to the foregoing.

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 1999, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences, which could be material. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are described in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in our December 31, 1999 Annual Report on Form 10-K.

     RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding the results of our operations for the three and nine months ended September 30, 2000 and 1999. All material balances and transactions between us and our subsidiaries have been eliminated. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

     HOME SALES REVENUE

     Home sales revenue is the product of the number of homes closed during the period and the average sales price per home. Comparative home sales revenue for the third quarter and first nine months of 2000 and 1999 follow (dollars in thousands):

                           QUARTER ENDED                               NINE MONTHS ENDED
                           SEPTEMBER 30,     DOLLAR/UNIT  PERCENTAGE     SEPTEMBER 30,       DOLLAR/UNIT  PERCENTAGE
                       -------------------    INCREASE     INCREASE   --------------------     INCREASE    INCREASE
                         2000        1999    (DECREASE)   (DECREASE)    2000        1999      (DECREASE)  (DECREASE)
                       --------    -------    --------    ----------  --------    --------    ---------   ----------
Total
  Dollars              $134,464    $76,786    $57,678         75%     $346,919    $204,584    $142,335        70%
  Homes closed              588        399        189         47%        1,553       1,030         523        51%
  Average sales price  $  228.7    $ 192.5    $  36.2         20%     $  223.4    $  198.6    $   24.8        12%

Texas
  Dollars              $ 58,932    $43,604    $15,328         35%     $160,643    $116,399    $ 44,244        38%
  Homes closed              334        283         51         18%          939         758         181        24%
  Average sales price  $  176.4    $ 154.1    $  22.4         15%     $  171.1    $  153.6    $   17.5        11%

Arizona
  Dollars              $ 45,168    $26,056    $19,112         73%     $ 99,367    $ 75,585    $ 23,782        31%
  Homes closed              165         97         68         70%          361         238         123        52%
  Average sales price  $  273.7    $ 268.6    $   5.1          2%     $  275.3    $  317.6    $  (42.3)      (13)%

California
  Dollars              $ 30,364    $ 7,126    $23,238        326%     $ 86,909    $ 12,600    $ 74,309       590%
  Homes closed               89         19         70        368%          253          34         219       644%
  Average sales price  $  341.2    $ 375.1    $ (33.9)        (9)%    $  343.5    $  370.6    $  (27.1)       (7)%

     The increase in total home sales revenue and number of homes closed in 2000 compared to 1999 results mainly from strong market performance in all of our divisions and additional closings from our expanding mid-priced market segment in Arizona.

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

                                            QUARTER ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                     ----------------------------------------    ----------------------------------------
                                                         DOLLAR/                                     DOLLAR/
                                                       PERCENTAGE  PERCENTAGE                      PERCENTAGE  PERCENTAGE
                                     2000      1999     INCREASE    INCREASE     2000      1999     INCREASE    INCREASE
                                     ----      ----     --------    --------     ----      ----     --------    --------
Dollars                             $28,890   $14,554    $14,336       99%     $69,995   $40,289     $29,706       74%
Percentage of home sales revenues      21.5%     19.0%       2.5%      --         20.2%     19.7%         .5%      --

     The dollar increase in gross profit for the three and nine months ended September 30, 2000 over the prior year periods is attributable to the increase in number of homes closed. The gross profit margin increased marginally in both periods due to an increase in gross margins in Texas and California caused mainly by home sale price increases and due to a larger number of deliveries of high margin California homes.

     LAND SALES GROSS PROFIT

     Meritage will occasionally sell land that the Company originally purchased for development. These lots are no longer needed for use in current operations, and are therefore considered to be excess.

     COMMISSIONS AND OTHER SALES COSTS

     Commissions and other sales costs, such as advertising and sales offices expenses, were approximately $7.3 million, or 5.4% of home sales revenue for the three months ended September 30, 2000 compared with $4.6 million, or 6.0% of home sales revenue for the third quarter of 1999. For the first nine months of 2000, commissions and other sales costs were approximately $19.5 million, or 5.6% of home sales revenue, compared with $12.5 million, or 6.1% of home sales revenue for the first nine months of 1999. The decrease in these expenses as a percentage of home sales revenue was caused by controlling increases in advertising and other marketing costs, while revenues expanded.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were approximately $5.4 million (4.0% of revenue) in the third quarter of 2000, as compared with approximately $3.5 million (4.6% of revenue) in 1999. For the nine months ended September 30, 2000, G&A expenses were approximately $14.2 million (4.1% of revenue), compared with $10.4 million (5.1% of revenue) for the same period of 1999. The higher expense as a percentage of revenue for the nine months ended September 30, 1999 includes approximately $600,000 related to the buyout of an employment agreement of a former managing director. Operating costs in 1999 were also higher as a percentage of revenue due to overhead increases incurred related to our California expansion, and the start-up of our new Meritage Division in Phoenix, Arizona.

     INCOME TAXES

     The increases in income tax expense for the quarter and nine months ended September 30, 2000 from prior year's periods were caused by higher taxable income offset by a slightly lower effective tax rate.

     SALES CONTRACTS

     Sales contracts for any period represent the number of homes ordered by customers (net of cancellations) multiplied by the average sales price per unit ordered. Comparative 2000 and 1999 sales contracts follow (dollars in thousands):

                           QUARTER ENDED                                  NINE MONTHS ENDED
                           SEPTEMBER 30,                                    SEPTEMBER 30,
                         ----------------   DOLLAR/UNIT  PERCENTAGE      ----------------    DOLLAR/UNIT  PERCENTAGE
                         2000        1999    INCREASE     INCREASE       2000        1999      INCREASE    INCREASE
                         ----        ----    --------     --------       ----        ----      --------    --------
Total
  Dollars              $173,930    $93,955   $79,975        85%        $470,601    $295,969    $174,632       59%
  Units ordered             731        405       326        81%           1,950       1,455         495       34%
  Average sales price  $  237.9    $ 232.0   $   5.9         3%        $  241.3    $  203.4    $   37.9       19%

Texas
  Dollars              $ 71,684    $36,562   $35,122        96%        $190,166    $156,178    $ 33,988       22%
  Units ordered             422        219       203        93%           1,094         996          98       10%
  Average sales price  $  169.9    $ 166.9   $   2.9         2%        $  173.8    $  156.8    $   17.0       11%

Arizona
  Dollars              $ 59,912    $39,027   $20,885        54%        $148,771    $100,265    $ 48,506       48%
  Units ordered             194        132        62        47%             474         344         130       38%
  Average sales price  $  308.8    $ 295.7   $  13.2         5%        $  313.9    $  291.5    $   22.4        8%

California
  Dollars              $ 42,334    $18,366   $23,968       131%        $131,664    $ 39,526    $ 92,138      233%
  Units Ordered             115         54        61       113%             382         115         267      232%
  Average sales price  $  368.1      340.1   $  28.0         8%        $  344.7    $  343.7    $    1.0        *

* Represents less than one percent

     We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate of approximately 25% or less of gross sales. Total sales contracts increased in 2000 compared to 1999 due mainly to the expansion into California and the start-up of our mid-priced Meritage Phoenix division, along with continued economic strength in our operating markets, particularly Texas.

     NET SALES BACKLOG

     Backlog represents net sales contracts that have not closed. Comparative September 30, 2000 and 1999 net sales backlog follows (dollars in thousands):

                              AT SEPTEMBER 30,     DOLLAR/UNIT    PERCENTAGE
                              ----------------      INCREASE       INCREASE
                              2000       1999      (DECREASE)     (DECREASE)
                              ----       ----      ----------     ----------
Total
  Dollars                   $344,566   $236,524     $108,042          46%
  Homes in backlog             1,390      1,113          277          25%
  Average sales price       $  247.9   $  212.5     $   35.4          17%

Texas
  Dollars                   $123,505   $116,957     $  6,548           6%
  Homes in backlog               721        741          (20)         (3)%
  Average sales price       $  171.3   $  157.8     $   13.5           9%

Arizona
  Dollars                   $143,722   $ 90,904     $ 52,818          58%
  Homes in backlog               437        286          151          53%
  Average sales price       $  328.9   $  317.8     $   11.0           4%

California
  Dollars                   $ 77,339   $ 28,663     $ 48,676         170%
  Homes in backlog               232         86          146         170%
  Average sales price       $  333.4   $  333.3     $     .1           *

* Represents less than one percent

     Total dollar backlog at September 30, 2000 increased 46% over the 1999 amount due to an increase in the number of homes in backlog and increased sales prices in most of our markets. Units in backlog at September 30, 2000 increased 25% over the same period in the prior year due to the increase in net orders caused by expansion into California, the start-up of our new Meritage Phoenix division and strong housing markets in which we operate.

     LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, home site development and home construction. We use a combination of borrowings and funds generated by operations to meet our working capital requirements.

     At September 30, 2000 we had short-term secured revolving construction loan and acquisition and development facilities totaling $170.7 million, of which approximately $90.3 million was outstanding. An additional $49 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date. We also have $15 million outstanding in unsecured, senior subordinated notes due in three equal installments, September 15, 2003, 2004 and 2005, which were issued in October 1998.

     In May 1999, our Board of Directors authorized the buyback of up to $6 million of outstanding Meritage stock. This amount was increased to $20 million at subsequent board meetings. As of September 30, 2000, approximately 785,000 shares had been repurchased for an aggregate price of approximately $10.4 million, including 312,500 shares purchased from a current director in the third quarter, 2000, at a cost of $5 million.

     We believe that the current borrowing capacity, cash on hand at September 30, 2000 and anticipated cash flows from operations are sufficient to meet our liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior subordinated notes and our credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have or trade in derivative financial instruments. We have other financial instruments in the form of notes payable and senior debt, which are at fixed interest rates. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         EXHIBIT                                                    PAGE OR
         NUMBER                DESCRIPTION                      METHOD OF FILING
         ------                -----------                      ----------------

          10.1  Modification to Loan Agreement with Guaranty     Filed herewith
                Federal Bank, Dated as of July 31, 2000

          27    Financial Data Schedule                          Filed herewith

          99    Private Securities Reform Act of 1995 Safe       Filed herewith
                Harbor Compliance Statement for Forward-Looking
                Statements

     (b) REPORTS ON FORM 8-K

         No reports on form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2000.

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