Form 10-K405
period 2000-12-31
MERITAGE CORP
filed 2001-03-28
CIK 833079

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________to__________

                          Commission File Number 1-9977


                              MERITAGE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 Maryland                                       86-0611231
      (State or Other Jurisdiction                             (IRS Employer
    of Incorporation or Organization)                        Identification No.)

  6613 North Scottsdale Road, Suite 200
           Scottsdale, Arizona                                    85250
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At  March  15,  2001  the  aggregate  market  value  of  common  stock  held  by non-affiliates of the Registrant was $55,588,139. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock on March 15, 2001 was 5,941,202.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions from the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2001 have been incorporated by reference into
Part III, Items 10, 11, 12 and 13.
================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I

  Item 1.  Business.......................................................   3

  Item 2.  Properties.....................................................  10

  Item 3.  Legal Proceedings..............................................  10

  Item 4.  Submission of Matters to a Vote of Security Holders............  10

PART II

  Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters............................................  11

  Item 6.  Selected Financial Data........................................  11

  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  13

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  20

  Item 8.  Financial Statements and Supplementary Data....................  20

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  35

PART III

  Item 10. Directors and Executive Officers of the Registrant.............  36

  Item 11. Executive Compensation.........................................  36

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management.................................................  36

  Item 13. Certain Relationships and Related Transactions.................  36

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K....................................................  37

SIGNATURES................................................................ S-1

                                     PART I

ITEM 1. BUSINESS

HISTORY OF THE COMPANY

     Meritage Corporation designs, constructs and sells single-family homes ranging from entry-level to semi-custom luxury. We currently operate in three large and growing Sunbelt states: Texas, Arizona and California. At December 31, 2000, we were actively selling homes in 56 communities. Information about our active communities is provided through our Internet web site at www.meritagecorp.com.

     We were formed in 1988 as a real estate investment trust ("REIT") and operated under the name of Homeplex Mortgage Investments Corporation. Homeplex invested in mortgage-related assets and selected real estate loans. On December 31, 1996, the Company acquired by merger the homebuilding operations of various entities using the Monterey Homes name (the "merger"). Following the merger we changed our name to Monterey Homes Corporation, focused on our homebuilding operations and began to diversify our geographic scope and product mix through internal growth and acquisitions. In this regard, on July 1, 1997, we combined with Legacy Homes, a group of entities with homebuilding operations in Texas since 1988. In July 1998, we acquired Sterling Communities, a homebuilder in Northern California. With shareholder approval, Meritage Corporation became our new corporate name in September 1998. Operations continue in Texas under the Legacy Homes name, in Arizona as Monterey Homes and Meritage Homes of Arizona, and in Northern California as Meritage Homes.

BUSINESS STRATEGY

     We seek to distinguish ourselves from other production homebuilders and to respond rapidly to changing market conditions through a business strategy focused on the following:

     SUPERIOR DESIGN AND QUALITY. We believe we maximize customer satisfaction by offering homes that are built with quality materials and craftsmanship, exhibit distinctive design features and are situated in premium locations. We believe that we generally offer higher caliber homes in their defined price range or category compared to those built by our competitors.

     HIGHEST LEVEL OF SERVICE. We are committed to achieving the highest level of customer satisfaction as an integral part of our competitive strategy. During the sales process our experienced sales personnel keep customers informed of their home's construction progress. After delivery, our customer care departments respond to any questions or warranty matters a customer may have.

     PRODUCT BREADTH. We design our homes to appeal to a wide variety of consumers. In Texas, we target entry-level and move-up buyers, offering homes at prices that reflect the production efficiencies of a high-volume tract builder. In Arizona, we focus on the luxury market, which is characterized by unique communities and distinctive luxury homes, and the move-up homebuyers' market. We are continuing our expansion into the first and second-time move-up segments of the Arizona market to increase our share of the overall housing market in the Phoenix and Tucson metropolitan areas. In Northern California, we focus on building quality first and second-time move-up homes. We believe this product breadth and geographical diversity helps to reduce exposure to variable economic cycles, which enhances our growth potential.

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

MARKETS AND PRODUCTS

     We operate in the Dallas/Fort Worth, Austin and Houston, Texas markets using the Legacy Homes brand name, in the Phoenix, Scottsdale and Tucson, Arizona markets as Monterey Homes and Meritage Homes and in the San Francisco Bay and Sacramento, California markets as Meritage Homes. We believe that these areas represent attractive homebuilding markets with opportunities for long-term growth. We also believe that our operations in certain markets, such as Dallas/Fort Worth, Phoenix and Scottsdale, are well established and that we have developed a reputation for building distinctive quality homes within the market segments served by these communities.

     Our homes range from entry-level to semi-custom luxury, with base prices ranging from $100,000 to $775,000. A summary of activity by market and product type follows (dollars in thousands):

                                            Average     Units in     Dollar Value                   Number of
                         Number of Homes    Closing    Backlog at   of Backlog at    Home Sites       Active
                         Closed in 2000      Price      Year End       Year End     Remaining(1)   Communities
                         --------------      -----      --------       --------     ------------   -----------
Texas - Move-up                922          $ 184          471        $ 86,222          2,918           16
Texas - Entry-level            317            142          224          33,342          1,258            9
Arizona - Luxury               231            449          157          77,651            319           10
Arizona - Move-up              392            183          187          37,560          1,390           14
California - Move-up           365            343          207          75,126          1,321            7
                             -----          -----        -----        --------          -----          ---
   Total Company             2,227          $ 231        1,246        $309,901          7,206           56
                             =====          =====        =====        ========          =====          ===

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

     We acquire land through purchases and rolling option contracts. Purchases are financed through traditional bank financing or working capital. Rolling options allow us to control lots and land through a third party who owns or buys the property on which we plan to build homes. We enter into option contracts with the third party to purchase finished lots as home construction begins. These contracts are generally non-recourse and require non-refundable deposits of 2% to 15% of the sales price. We acquire a majority of our land through rolling option contracts. At December 31, 2000, we had approximately $24.3 million in deposits on real estate under option or contract.

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

The following table presents information regarding land owned or land under contract or option by market as of December 31, 2000:

                                                                            LAND UNDER CONTRACT
                                       LAND OWNED (1)                          OR OPTION (1)
                             -------------------------------------  --------------------------------
                                        LOTS UNDER   LOTS HELD FOR             LOTS UNDER
                             FINISHED   DEVELOPMENT   DEVELOPMENT   FINISHED   DEVELOPMENT
                               LOTS     (ESTIMATED)   (ESTIMATED)     LOTS     (ESTIMATED)     TOTAL
                             --------   -----------   -----------   --------   -----------     -----
TEXAS:
Dallas/Ft. Worth Area           698          900           --          249        1,299        3,146
Austin Area                      19           --           --           40          500          559
Houston Area                    166           --           --           --          364          530
                              -----        -----        -----        -----        -----        -----

Total Texas                     883          900           --          289        2,163        4,235
                              -----        -----        -----        -----        -----        -----
ARIZONA:
Phoenix Area                    203          238           --          402          411        1,254
Tucson Area                     182           --           --          160          232          574
                              -----        -----        -----        -----        -----        -----

Total Arizona                   385          238           --          562          643        1,828
                              -----        -----        -----        -----        -----        -----
CALIFORNIA:
Sacramento Area                  34           --           --          188          476          698
San Francisco Bay Area           34           --           77          130          456          697
                              -----        -----        -----        -----        -----        -----

Total California                 68           --           77          318          932        1,395
                              -----        -----        -----        -----        -----        -----

TOTAL COMPANY                 1,336        1,138           77        1,169        3,738        7,458
                              =====        =====        =====        =====        =====        =====

(1)  Excludes lots with finished homes or homes under construction.

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

     We specify that quality, durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, management negotiates price and volume discounts with manufacturers and suppliers on behalf of its subcontractors to take advantage of production volume. Usually, access to our principal subcontracting trades, materials and supplies is readily available in each of our markets. Prices for these goods and services may fluctuate due to various factors, including supply and demand shortages that may be beyond the control of our vendors. We believe that our relationships with suppliers and subcontractors are good.

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

     We use furnished model homes as tools in demonstrating the competitive advantages of our home designs and various features to prospective homebuyers. We generally employ or contract with interior designers who are responsible for creating an attractive model home for each product line within a project. We generally build between one and four model homes for each active community, depending upon the number of homes to be built in the project and the products to be offered. Typically, we sell our model homes and lease them back from buyers who purchased the homes for investment purposes or who do not intend to move in immediately. A summary of model homes owned or leased at December 31, 2000 follows:

                       MODEL HOMES    MODEL HOMES   MONTHLY LEASE   MODELS UNDER
                          OWNED       LEASED BACK      AMOUNT       CONSTRUCTION
                          -----       -----------      ------       ------------
Texas                       30            --                --           10
Arizona                      5            43          $128,100           13
California                   6            18            61,200            6
                           ---           ---          --------          ---
     Total                  41            61          $189,300           29
                           ===           ===          ========          ===

     Our homes generally are sold by full-time, commissioned employees who typically work from a sales office located in the model homes for each project. Our goal is to ensure that the sales force has extensive knowledge of our operating policies and housing products. To achieve this goal, we train our sales personnel and conduct periodic meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans, and the available product lines, pricing, options, and warranties offered. Sales personnel are licensed real estate agents where required by law. Independent brokers also sell our homes, and are usually paid a sales commission based on the price of the home.

     Occasionally we offer various sales incentives, such as landscaping and certain interior home improvements, to attract buyers. The use and type of incentives depends largely on economic and competitive market conditions.

BACKLOG

     Most of our home sales are made under standard sales contracts signed before construction of the home begins. The contracts require substantial cash deposits and are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered "backlog". We do not recognize revenue on homes in backlog until the home is delivered to a third-party homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes in a community before obtaining a sales contract, however, these homes are excluded from backlog until a sales contract is signed. We believe we will deliver almost all homes in backlog at December 31, 2000 to customers during 2001.

     Our backlog increased to 1,246 units with a value of $309.9 million at December 31, 2000 from 885 units with a value of $199.4 million at December 31, 1999. These increases are primarily due to additional communities that opened for sale in 2000, along with strong home sales in 2000, in all of our markets.

CUSTOMER FINANCING

     We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We provide mortgage-banking services in our Dallas/Fort Worth markets through a 100% owned mortgage lending company, Texas Home Mortgage Corporation, which originates loans on behalf of third party lenders. In Phoenix and Tucson we provide mortgage services through MTH Mortgage, LLC, a joint venture with an independent mortgage banking company. In our other markets we use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. Since many customers use long-term mortgage financing to purchase homes, adverse economic conditions, unemployment increases and high mortgage interest rates may deter or reduce the number of potential homebuyers.

CUSTOMER RELATIONS, QUALITY CONTROL AND WARRANTY PROGRAMS

     We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to continued success, and that our commitment to buyer satisfaction and quality control has significantly contributed to our reputation as a high quality builder.

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

     We generally provide a one-year limited warranty on workmanship and building materials with each home. Subcontractors usually provide an indemnity and a certificate of insurance before they begin work, therefore claims relating to workmanship and materials are generally the subcontractors' primary responsibility. Reserves for future warranty costs are established based on historical experience within each division or region, and are recorded when the homes are delivered. Reserves range from 3/10 of one per cent to 3/4 of one percent of a home's sale price. To date, these reserves have been sufficient to cover warranty repairs.

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

     The homebuilding industry is cyclical and is affected by consumer confidence levels, job availability, general economic conditions, and interest rates. Other factors affecting the homebuilding industry and demand for new homes are changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends, availability of and changes in mortgage financing programs, and the availability and cost of land and building materials. Any slowing in new home sales would increase competition among homebuilders in our market areas. There is no assurance that we will be able to compete successfully against other homebuilders in our current markets in a more competitive business environment resulting from a slowdown in home sales or that such increased competition will not have a material adverse affect on our business and operating results.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

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

     Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when we receive recorded maps and building permits. Occasionally, communities impose construction moratoriums. Because most of our land is entitled, construction moratoriums generally would affect us initially if they arose from health, safety, and welfare issues, such as insufficient water, electric or sewage facilities. We could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, "slow growth" initiatives or building permit allocation ordinances, which could be implemented in the future.

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

BONDS AND OTHER OBLIGATIONS

     We obtain letters of credit and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with pending development activities. In the event the bonds or letters are drawn upon, we would be obligated to reimburse the issuer of the bond or letter of credit. At December 31, 2000 there were approximately $5.7 million in outstanding letters of credit and $29.1 million in performance bonds for such purposes. We do not believe that any of these bonds or letters of credit are likely to be drawn upon.

EMPLOYEES AND SUBCONTRACTORS

     At December 31, 2000, we had 360 employees, including 78 in management and administration, 81 in sales and marketing, and 201 in construction operations. Our employees are not unionized, and we believe that employee relations are good. We act solely as a general contractor and all construction operations are conducted through project managers and field superintendents who manage third party subcontractors. We use independent contractors for construction, architectural and advertising services, and believe that our relations with subcontractors and independent contractors are good.

STOCK REPURCHASE PROGRAM

     In May 1999, we announced a stock repurchase program in which our Board of Directors approved the buyback of up to $6 million of outstanding Meritage common stock. The amount was increased to $20 million in July of 2000. As of December 31, 2000, 811,963 shares had been repurchased for an aggregate price of approximately $11.0 million.

ITEM 2. PROPERTIES

     We lease approximately 12,000 square feet of office space in Scottsdale, Arizona and a 13,000 square foot office in Plano Texas, which serve as our corporate offices. The Scottsdale lease expires in August 2004. The Plano lease expires in May 2002 and the building is leased from a company owned beneficially by one of our Co-Chairmen. Management believes lease rates are competitive with rates for comparable space in the area and terms of the lease are similar to those we could obtain in an arm's length transaction. In addition, we lease approximately 14,300 square feet of space for our operating divisions under leases expiring between October 2001 and July 2005.

     We also lease 61 model homes at a total monthly lease amount of $189,300. The leases are for terms ranging from three months to 36 months, with various renewal options.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings incidental to our business. Management believes that none of these matters, some of which are covered by insurance, will have a material adverse impact upon our financial condition if decided against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

GENERAL

     Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol "MTH". The high and low closing sales prices of the common stock for the periods indicated, as reported by the NYSE, follow:

                                           2000                      1999
                                   -------------------       -------------------
                                    HIGH         LOW          HIGH         LOW
                                   ------       ------       ------       ------
First Quarter                      $11.38       $ 8.88       $15.69       $11.00
Second Quarter                     $11.88       $10.00       $13.50       $10.94
Third Quarter                      $18.25       $10.69       $13.25       $10.69
Fourth Quarter                     $38.06       $18.25       $12.00       $ 9.94

     On March 15, 2001, the closing sales price of the common stock as reported by the NYSE was $28.90 per share. At that date, there were approximately 290 owners of record. There are approximately 2,500 beneficial owners of common stock.

     The transfer agent for our common stock is Mellon Investor Services LLC, 85 Challenger Road, Ridgefield Park, NJ 07660.

     We did not declare cash dividends in 2000, 1999 or 1998, nor do we intend to declare cash dividends in the foreseeable future. Earnings will be retained to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations and capital requirements, as well as other factors considered relevant by our Board of Directors.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

     The performance of our common stock depends upon several factors, including those listed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

     The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in anticipated or actual results of our operations or that of other homebuilding companies, changes in conditions affecting the general economy, widespread industry trends and analysts' reports, changes in interest rates, as well as other factors unrelated to our operating results.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial data for each of the years in the five-year period ended December 31, 2000. The data for all years are derived from our Consolidated Financial Statements audited by KPMG LLP, independent auditors. For additional information, see the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and the Results of Operations. These historical results may not be indicative of future results.

                                                                            HISTORICAL CONSOLIDATED FINANCIAL DATA
                                                                                   YEARS ENDED DECEMBER 31,
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             --------------------------------------------------------------------
                                                                2000           1999         1998(3)        1997(4)        1996
                                                             ---------      ---------      ---------      ---------     ---------
INCOME STATEMENT DATA:
Home and land sales revenue                                  $ 520,467      $ 341,786      $ 257,113      $ 149,630           N/A
Cost of home and land sales                                   (415,649)      (277,287)      (205,188)      (124,594)
                                                             ---------      ---------      ---------      ---------
     Gross profit                                              104,818         64,499         51,925         25,036

Earnings from mortgage assets and other income(6)                1,847          2,065          5,982          5,435     $   2,244
Interest expense                                                    (8)            (6)          (461)          (165)         (238)
Commissions and other sales costs and general and
 administrative expenses                                       (49,895)       (34,343)       (24,925)       (15,107)       (1,684)
Minority interest in net income of consolidated joint
 ventures                                                           --             --         (2,021)            --            --
                                                             ---------      ---------      ---------      ---------     ---------
Earnings before income taxes and extraordinary loss             56,762         32,215         30,500         15,199           322
Income taxes(1)                                                (21,000)       (13,270)        (6,497)          (962)          (26)
Extraordinary loss(2)                                               --             --             --             --          (149)
                                                             ---------      ---------      ---------      ---------     ---------
     Net earnings                                            $  35,762      $  18,945      $  24,003      $  14,237     $     147
                                                             =========      =========      =========      =========     =========
Earnings per diluted share before effect of extraordinary
 loss                                                        $    6.26      $    3.14      $    3.92      $    2.68     $     .09

Extraordinary loss per diluted share (2)                            --             --             --             --          (.05)
                                                             ---------      ---------      ---------      ---------     ---------
     Diluted earnings  per share                             $    6.26      $    3.14      $    3.92      $    2.68     $     .04
                                                             =========      =========      =========      =========     =========

     Cash dividends per share                                $     N/A      $     N/A      $     N/A      $     N/A     $     .06
                                                             =========      =========      =========      =========     =========

                                                                2000           1999           1998           1997        1996(5)
                                                             ---------      ---------      ---------      ---------     ---------
BALANCE SHEET DATA:
Real estate under development                                $ 211,307      $ 171,012      $ 104,759      $  63,955     $  35,991
Residual interests                                                  --             --             --          1,422         3,909
Total assets                                                   267,075        226,559        152,250         96,633        72,821
Notes payable                                                   86,152         85,937         37,205         22,892        30,542
Total liabilities                                              145,976        136,148         79,971         50,268        45,876
Stockholders' equity                                           121,099         90,411         72,279         46,365        26,945

(1) Due to the use of our net operating loss carryforward (NOL), we paid limited income taxes during 1997 and 1998, until the NOL was fully utilized. During 1996 we qualified and elected to be treated as a REIT under federal tax laws and we were not subject to federal income tax on that portion of our taxable income that was distributed to stockholders in or with respect to that year.
(2)  Reflects extraordinary loss from early extinguishment of long-term debt.
(3) Includes the accounts of Meritage Homes of Northern California from July 1, 1998, the acquisition date.
(4) Includes the accounts of Legacy Homes from July 1, 1997, the combination date.
(5)  Reflects the merger consummated on December 31, 1996.
(6)  Earnings from mortgage assets is not applicable for 1999 and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding the results of operations of Meritage Corporation and its subsidiaries for the years ended December 31, 2000, 1999, and 1998. Total results include those of the California operations from July 1, 1998. All material balances and transactions between Meritage and its subsidiaries have been eliminated. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.

     The results set forth below are not necessarily indicative of those to be expected in the future. In this regard, we expect that our results for 2001 will be affected by a general softening in the economy.

HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The operating data provided below shows operating and financial data regarding our homebuilding activities.

                                                  YEARS ENDED DECEMBER 31,
                                                     ($ IN THOUSANDS)
                                          --------------------------------------
      HOME SALES REVENUE                    2000           1999           1998
                                          --------       --------       --------
      TOTAL
        Dollars                           $515,428       $334,007       $255,985
        Homes closed                         2,227          1,643          1,291
        Average sales price               $  231.4       $  203.3       $  198.3

      TEXAS
        Dollars                           $214,472       $174,850       $130,860
        Homes closed                         1,239          1,135            932
        Average sales price               $  173.1       $  154.1       $  140.4

      ARIZONA
        Dollars                           $175,674       $120,909       $105,942
        Homes closed                           623            400            317
        Average sales price               $  282.0       $  302.3       $  334.2

      CALIFORNIA
        Dollars                           $125,282       $ 38,248       $ 19,183
        Homes closed                           365            108             42
        Average sales price               $  343.2       $  354.1       $  456.7

      SALES CONTRACTS
      TOTAL
        Dollars                           $604,444       $388,158       $283,746
        Homes ordered                        2,480          1,840          1,466
        Average sales price               $  243.7       $  211.0       $  193.6

      TEXAS
        Dollars                           $240,054       $191,655       $166,020
        Homes ordered                        1,368          1,198          1,131
        Average sales price               $  175.5       $  160.0       $  146.8

      ARIZONA
        Dollars                           $196,567       $127,408       $115,375
        Homes ordered                          643            436            329
        Average sales price               $  305.7       $  292.2       $  350.7

      CALIFORNIA
        Dollars                           $167,823       $ 69,095       $  2,351
        Homes ordered                          469            206              6
        Average sales price               $  357.8       $  335.4       $  391.8

                                                  YEARS ENDED DECEMBER 31,
                                                     ($ IN THOUSANDS)
                                          --------------------------------------
      NET SALES BACKLOG                     2000           1999           1998
                                          --------       --------       --------
      TOTAL
        Dollars                           $309,901       $199,445       $145,294
        Homes in backlog                     1,246            885            688
        Average sales price               $  248.7          225.4          211.2

      TEXAS
        Dollars                           $119,564       $ 93,983       $ 77,178
        Homes in backlog                       695            566            503
        Average sales price               $  172.0       $  166.0       $  153.4

      ARIZONA
         Dollars                          $115,211       $ 72,878       $ 66,379
         Homes in backlog                      344            216            180
         Average sales price              $  334.9       $  337.4       $  368.8

      CALIFORNIA
         Dollars                          $ 75,126       $ 32,584       $  1,737
         Homes in backlog                      207            103              5
         Average sales price              $  362.9       $  316.3       $  347.4

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     HOME SALES REVENUE. Home sales revenue is the product of homes closed during the period and the average sales price per home. The increase in total home sales revenue and number of homes closed in 2000 compared to 1999 results mainly from strong market performance in all of our divisions, as well as the expansion of our operations in Northern California and in our mid-priced Meritage Phoenix division in Arizona. The decreases in average home sales prices in Arizona and Northern California for the year 2000 reflect a change in our product mix, as we are now selling more mid-priced homes than in 1999.

     SALES CONTRACTS. Sales contracts for any period represent the number of homes ordered by customers (net of homes canceled) multiplied by the average sales price per home ordered. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate approximating 23% of gross sales. Total sales contracts increased in 2000 compared to 1999 due mainly to the expansion of our operations in Northern California and our mid-priced Meritage Phoenix division in Arizona, along with continued economic strength of our operating markets during the year.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. Total dollar backlog at December 31, 2000 increased 55% over the 1999 amount due to an increase in the number of homes in backlog and increased sales prices in most of our markets. Homes in backlog at December 31, 2000 increased 41% over the same period in the prior year. These increases resulted from expansion of our operations in Northern California, and in our mid-priced Meritage Phoenix division in Arizona, along with the continued strength of the housing markets in which we operate during the year.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     HOME SALES REVENUE. The increase in revenue and number of homes closed in 1999 compared to 1998 resulted mainly from the inclusion of the Northern California operations for the full year and continued growth in our Texas and Arizona operations.

     SALES CONTRACTS. Total sales contracts increased in 1999 compared to 1998 due to the expansion into Northern California, and continued growth in our Texas and Arizona operations.

     NET SALES BACKLOG. 1999 total dollar backlog increased 37% over the prior year due to a corresponding increase in homes in backlog. The number of homes in the 1999 backlog increased 29% over the prior year due mainly to the increase in net orders resulting from expansion into Northern California and continued growth in our Texas and Arizona operations. Our backlog also increased somewhat due to extended construction times, which caused longer periods between the time sales contracts were taken and home deliveries were made.


OTHER OPERATING INFORMATION
                                                   YEARS ENDED DECEMBER 31,
                                                      ($ IN THOUSANDS)
                                              ----------------------------------
      HOME SALES GROSS PROFIT                    2000         1999        1998
                                              ---------     --------    --------
      Dollars                                  $104,225     $63,810     $51,576
      Percent of home sales revenue                20.2%       19.1%       20.1%

      COMMISSIONS AND OTHER SALES COSTS
      Dollars                                  $ 28,680     $19,243     $14,292
      Percent of home sales revenue                 5.6%        5.8%        5.6%

      GENERAL AND ADMINISTRATIVE COSTS
      Dollars                                  $ 21,215     $15,100     $10,632
      Percent of total revenue                      4.1%        4.4%        4.1%

      INCOME TAXES
      Dollars                                  $ 21,000     $13,269     $ 6,497
      Percent of income before taxes               37.0%       41.2%       21.3%

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     HOME SALES GROSS PROFIT. Gross profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, home construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The dollar increase in gross profit for the year ended December 31, 2000 is attributable to the increase in number of homes closed and continued growth in all of our markets. The gross profit percentage increase in 2000 resulted from home pricing increases in many of our communities due to a continued strong homebuilding market and due to decreases in some of our material costs resulting from purchasing efficiencies. However, land prices continue to increase, and along with a softening economy, may result in somewhat lower margins in 2001.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $28.7 million, or 5.6% of home sales revenue, in 2000, as compared to approximately $19.2 million, or 5.8% of home sales revenue in 1999. The decrease in these expenses as a percentage of home sales revenue reflects greater efficiency related to revenue growth.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $21.2 million, or 4.1% of total revenue in 2000, as compared to approximately $15.1 million, or 4.4% of total revenue in 1999. The higher expense as a percentage of revenue in 1999 includes approximately $600,000 related to the buyout of an employment agreement of a former managing director. Operating costs in 1999 were also higher as a percentage of revenue due to overhead increases incurred related to our California expansion and the start-up of our new Meritage division in Phoenix, Arizona.

     INCOME TAXES. The increase in income taxes to $21.0 million for the year ended December 31, 2000 from $13.3 million in the prior year resulted from an increase in pre-tax income, partially offset by a slightly lower effective tax rate. The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by approximately $1.9 million for the year ended December 31, 2000. This amount was credited to paid in capital.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     HOME SALES GROSS PROFIT. The dollar increase in gross profit for the twelve months ended December 31, 1999 is attributable to the increase in number of homes closed due to the inclusion of California operations for the full year, and continued growth in our Texas and Arizona operations. The gross profit percentage decreased in 1999 due to somewhat lower profit margins in our Texas operations and a change in the Arizona housing mix, reflecting a greater proportion of move-up home closings, which typically have lower gross profit margins than our luxury homes.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $19.2 million, or 5.8% of home sales revenue, in 1999, as compared to approximately $14.3 million, or 5.6% of home sales revenue in 1998. The slight increase in these expenses as a percentage of home sales revenues was caused to some extent by an increase in the number of new communities that opened for sales in 1999, which resulted in greater start-up expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $15.1 million, or 4.4% of total revenue in 1999, as compared to approximately $10.6 million, or 4.1% of total revenue in 1998. Operating costs associated with our expansions in Northern California primarily caused this increase.

     INCOME TAXES. The increase in income taxes to $13.3 million for the year ended December 31, 1999 from $6.5 million in the prior year resulted from an increase in pre-tax income and a higher effective tax rate. The lower 1998 effective tax rate was caused by utilization of our net operating loss carryforward.

     EARNINGS FROM MORTGAGE ASSETS AND OTHER INCOME. The overall decline in earnings from mortgage assets and other income in 1999 reflected the sale of our remaining mortgage securities in 1998. Other income includes mortgage company income, which increased in 1999 over 1998.

     MINORITY INTEREST. The minority interest recorded in 1998 is due to our acquisition of Sterling Communities, which included two 50% owned limited partnership interests which Meritage controlled. We recorded the minority interest partners' share of net income as an expense. The limited partnerships' operations were concluded in the fourth quarter of 1998.

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

     At December 31, 2000 we had short-term secured revolving construction loans and acquisition and development facilities totaling $170.7 million of which approximately $71 million was outstanding. An additional $53.5 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date. Borrowings under the credit facilities are subject to our inventory collateral position and a number of other conditions, including minimum net worth, debt to equity and debt coverage compliance requirements. We also have $15 million outstanding in unsecured, senior subordinated notes due September 15, 2005, which were issued in October 1998.

     Management believes that the current borrowing capacity, cash on hand at December 31, 2000 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future cash flows will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior subordinated notes and credit agreements.

SEASONALITY

     We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our semi-custom luxury and move-up products. Management expects this seasonal trend to continue, though it may vary as operations continue to expand.

NEW ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established standards for the accounting and reporting for all derivative instruments and hedging activities. This statement requires that all derivatives are recognized as assets or liabilities in the balance sheet and measured at fair value, and that recognition of gains and losses are required on hedging instruments based on changes in fair value or the earnings effect of forecasted transactions. This new standard, as amended by SFAS No. 137 and No. 138, is effective beginning January 1, 2001. This pronouncement will not have a material impact on our consolidated financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB No. 101) which summarizes the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB No. 101 was amended by SAB No. 101A and No. 101B in March and June, 2000, respectively, to delay the implementations date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 16, 1999. We have adopted the provisions of SAB No. 101 and the adoption did not have a material effect on the consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation was effective July 1, 2000, but covers certain events having occurred after December 15, 1998. We have adopted this Interpretation and the adoption did not have a material impact on our consolidated financial statements.

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

     FLUCTUATIONS IN OPERATING RESULTS. We historically have experienced, and expect to continue to experience, variability in home sales and net earnings on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

     *    timing of home deliveries and land sales;
     * the ability to continue the acquisition of additional land or options to acquire additional land on acceptable terms;
     * conditions of the real estate market in areas where we operate and the general economy;
     * the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing;
     *    costs or shortages of materials and labor; and
     * delays in construction schedules due to strikes, adverse weather, acts of God, and the availability of subcontractors or governmental restrictions.

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

     INFLATION. Meritage, as well as other homebuilders, may be adversely affected during periods of high inflation, mainly because of higher land and construction costs. Also, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective buyers. Inflation also increases our cost of financing, materials and labor. We attempt to pass cost increases on to our customers through higher sales prices. To date, inflation has not had a material adverse effect on our results of operations; however, there is no assurance that inflation will not have a material adverse effect on our future operating results.

     COMPETITION. The single-family residential housing industry is highly competitive. Homebuilders vie for desirable properties, financing, raw materials, and skilled labor. We also compete for residential home sales with other developers and individual resales of existing homes. Competitors include large homebuilding organizations, some of which have greater financial resources than the Company, and smaller homebuilders, which may have lower costs. Competition is expected to continue and become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future.

     LACK OF GEOGRAPHIC DIVERSIFICATION. We have operations in Texas, Arizona and Northern California. Failure to be more geographically diversified could have an adverse effect on the Company if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

     ADDITIONAL FINANCING; LIMITATIONS. The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2000, our debt totaled approximately $86.2 million. We may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. Also, lenders are increasingly requiring developers to invest significant amounts of equity in a project both in connection with origination of new loans as well as the extension of existing loans. If we cannot obtain sufficient capital to fund our planned capital or other expenditures, new projects may be delayed or abandoned, which could result in a reduction in home sales and may adversely affect operating results. There is no assurance that additional debt or equity financing will be available in the future or on acceptable terms.

     The terms and conditions of our current indebtedness limit the amount and types of indebtedness that we can incur. We must comply with numerous operating and financial maintenance covenants and there is no assurance that we will be able to maintain compliance with these financial and other covenants. Failure to comply with the covenants would result in default and resulting cross defaults under our other indebtedness, and could induce acceleration of all indebtedness, which would have a material adverse affect on the Company.

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

     Meritage and its competitors are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws or permit restrictions may result in project delays, may cause substantial compliance and other costs and may prohibit or severely restrict development in certain environmentally sensitive regions or geographic areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

     RECENT AND FUTURE EXPANSION. We may continue to consider growth or expansion of our operations in our current markets in other areas of the country. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, and general economic and business conditions. New acquisitions may result in the incurrence of additional debt and/or amortization of expenses related to goodwill and intangible assets that could adversely affect our profitability, or result in potentially dilutive issuances of equity securities. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company's operations, the diversion of management's attention from other business concerns, risks of entering markets in which we have had limited or no direct experience and the potential loss of key employees of the acquired company. There can be no assurance that we will be able to expand into new or existing markets on a profitable basis.

     DEPENDENCE ON KEY PERSONNEL. Our success is largely dependent on the continuing services of certain key employees, and the ability to attract new personnel required for our favorable development. Although we have entered into employment agreements with various key officers, loss of their services could have a material adverse affect on our business.

     DEPENDENCE ON SUBCONTRACTORS. We conduct our business only as a general contractor in connection with the design, development and construction of our communities. Virtually all architectural and construction work is performed by subcontractors. As a consequence, we are dependent upon the continued availability and satisfactory performance by unaffiliated third parties for the design and construction of our homes. There is no assurance that there will be sufficient availability and satisfactory performance by unaffiliated third-party subcontractors. Inadequate subcontractor resources could have a material adverse affect on our business.

          SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     In passing the Private Securities Litigation Reform Act of 1995 (the "PLSRA") Congress encouraged public companies to make "forward looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Meritage intends to qualify both its written and oral forward-looking statements for protection under the PLSRA.

     In general, "forward-looking statements" can be identified by use of words such as "expect," "believe," "estimate," "project," "forecast," "anticipate," "plan" and similar expressions. In this report, forward looking statements address such matters but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs, the impact of changes in interest rates, plans relating to our new products or services, potential real property acquisition, and new or planned development projects, as well as assumptions related to the foregoing. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, those factors described above under the caption "Factors That May Affect Our Future Results and Financial Condition" and other statements in this Form 10-K, including the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties would could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward looking statements. In addition, Meritage undertakes no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated events or changes to projections over time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Meritage does not enter into financial instruments for trading purposes, though we do have other financial instruments in the form of notes payable and senior debt. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations. The interest rate on our senior debt is at a fixed rate.

     For example, based on our average bank borrowings of $81.1 million during 2000, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in 2001, interest incurred would increase and cash flows would decrease in 2001 by $811,000. A portion of the increased interest would be expensed as a period cost in 2001, while the balance would be capitalized to real estate under development and be expensed as a cost of home sales in 2001 and future years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, together with related notes and the report of KPMG LLP, independent auditors, are on the following pages. Other required financial information is more fully described in
Item 14.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Meritage Corporation

     We have audited the accompanying consolidated balance sheets of Meritage Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly in all material respects, the financial position of Meritage Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ KPMG LLP

Phoenix, Arizona
February 8, 2001

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                    ---------------------------------
                                                                       2000                    1999
                                                                    ---------               ---------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
  Cash and cash equivalents                                         $   4,397               $  13,422
  Real estate under development                                       211,307                 171,012
  Deposits on real estate under option or contract                     24,251                  15,700
  Other receivables                                                     2,179                   1,643
  Deferred tax asset                                                      543                     699
  Goodwill                                                             17,675                  18,742
  Property and equipment, net                                           4,717                   4,040
  Other assets                                                          2,006                   1,301
                                                                    ---------               ---------

       Total Assets                                                 $ 267,075               $ 226,559
                                                                    =========               =========
LIABILITIES
  Accounts payable and accrued liabilities                          $  48,907               $  41,951
  Home sale deposits                                                   10,917                   8,261
  Notes payable                                                        86,152                  85,936
                                                                    ---------               ---------

       Total Liabilities                                              145,976                 136,148
                                                                    ---------               ---------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000 shares authorized,
    5,922,822 shares at December 31, 2000 and 5,474,906
    shares at December 31, 1999, issued and outstanding                    59                      55
  Additional paid-in capital                                          102,526                 100,407
  Retained earnings (accumulated deficit)                              29,530                  (8,149)
  Treasury stock at cost, 811,963 and 186,000 shares at
    December 31, 2000 and 1999, respectively                          (11,016)                 (1,902)
                                                                    ---------               ---------

       Total Stockholders' Equity                                     121,099                  90,411
                                                                    ---------               ---------

       Total Liabilities and Stockholders' Equity                   $ 267,075               $ 226,559
                                                                    =========               =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                               YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            2000          1999          1998
                                         ---------     ---------     ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Home sales revenue                       $ 515,428     $ 334,007     $ 255,985
Land sales revenue                           5,039         7,779         1,128
                                         ---------     ---------     ---------
                                           520,467       341,786       257,113

Cost of home sales                        (411,203)     (270,197)     (204,409)
Cost of land sales                          (4,446)       (7,090)         (779)
                                         ---------     ---------     ---------
                                          (415,649)     (277,287)     (205,188)

Home sales gross profit                    104,225        63,810        51,576
Land sales gross profit                        593           689           349
                                         ---------     ---------     ---------
                                           104,818        64,499        51,925

Commissions and other sales costs          (28,680)      (19,243)      (14,292)
General and administrative expenses        (21,215)      (15,100)      (10,632)
Interest expense                                (8)           (6)         (462)
Other income, net                            1,847         2,064           751
Earnings from mortgage assets                   --            --         5,231
Minority interest in net income of
  consolidated joint ventures                   --            --        (2,021)
                                         ---------     ---------     ---------

Earnings before income taxes                56,762        32,215        30,500
Income taxes                               (21,000)      (13,269)       (6,497)
                                         ---------     ---------     ---------

Net earnings                             $  35,762     $  18,945     $  24,003
                                         =========     =========     =========

Basic earnings per share                 $    6.92     $    3.49     $    4.51
                                         =========     =========     =========

Diluted earnings per share               $    6.26     $    3.14     $    3.92
                                         =========     =========     =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                   ----------------------------------------------------------------------------
                                                                                            RETAINED
                                                                             ADDITIONAL     EARNINGS/
                                                   NUMBER OF      COMMON      PAID-IN     (ACCUMULATED    TREASURY
                                                    SHARES        STOCK       CAPITAL        DEFICIT)      STOCK        TOTAL
                                                   ---------    ---------    ---------      ---------    ---------    ---------
                                                                                (IN THOUSANDS)
Balance at December 31, 1997                         5,255        $ 53       $ 97,819      $(51,097)     $   (410)    $ 46,365
Net earnings                                            --          --             --        24,003            --       24,003
Exercise of stock options                               44          --            514            --            --          514
Contingent and warrant shares issued                    89           1             (1)           --            --           --
Stock option and contingent stock compensation
 expenses                                               --          --          1,398            --            --        1,398
Retirement of treasury stock                           (53)         (1)          (410)           --           410           (1)
                                                     -----        ----       --------      --------      --------     --------

Balance at December 31, 1998                         5,335          53         99,320       (27,094)           --       72,279
Net earnings                                            --          --             --        18,945            --       18,945
Exercise of stock options                               51           1            495            --            --          496
Contingent shares issued                                89           1             (1)           --            --           --
Stock option and contingent stock compensation
 expenses                                               --          --            593            --            --          593
Purchase of treasury stock                              --          --             --            --        (1,902)      (1,902)
                                                     -----        ----       --------      --------      --------     --------

Balance at December 31, 1999                         5,475          55        100,407        (8,149)       (1,902)      90,411
Net earnings                                            --          --             --        35,762            --       35,762
Tax benefit from stock option exercise                  --          --             --         1,917            --        1,917
Exercise of stock options                              359           3          2,047            --            --        2,050
Contingent shares issued                                89           1             (1)           --            --           --
Stock option and contingent stock compensation
 expenses                                               --          --             73            --            --           73
Purchase of treasury stock                              --          --             --            --        (9,114)      (9,114)
                                                     -----        ----       --------      --------      --------     --------

Balance at December 31, 2000                         5,923        $ 59       $102,526      $ 29,530      $(11,016)    $121,099
                                                     =====        ====       ========      ========      ========     ========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                         2000            1999            1998
                                                                      ---------       ---------       ---------
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                         $  35,762       $  18,945       $  24,003
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                                            3,407           2,528           1,637
  Minority interest in net income of consolidated joint ventures              --              --           2,021
  Deferred tax expense                                                       156           6,236           4,969
  Tax benefit from stock option exercise                                   1,917              --              --
  Stock option compensation expense                                           73             593           1,398
  Gain on sales of residual interests                                         --              --          (5,180)
  Increase in real estate under development                              (40,295)        (66,254)        (32,046)
  Increase in deposits on real estate under option or contract            (8,551)         (8,361)         (3,578)
  (Increase) decrease in other receivables and other assets               (1,241)            680          (1,775)
  Increase in accounts payable and accrued liabilities                    12,368           9,571           4,375
  Increase (decrease) in home sale deposits                                2,656            (326)          1,810
                                                                       ---------       ---------       ---------
       Net cash provided by (used in) operating activities                 6,252         (36,387)         (2,366)
                                                                       ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in merger/acquisition                                         --              --             785
  Cash paid for merger/acquisition                                        (5,158)         (6,967)         (9,744)
  Purchases of property and equipment                                     (3,017)         (2,935)         (1,569)
  Proceeds from sales of residual interest                                    --              --           6,600
                                                                       ---------       ---------       ---------
       Net cash used in investing activities                              (8,175)         (9,902)         (3,928)
                                                                       ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                             447,269         273,824         174,446
  Repayment of borrowings                                               (447,054)       (225,093)       (164,524)
  Purchase of treasury shares                                             (9,114)         (1,902)             --
  Stock options exercised                                                  1,797             495             514
                                                                       ---------       ---------       ---------
       Net cash (used in) provided by financing activities                (7,102)         47,324          10,436
                                                                       ---------       ---------       ---------

Net (decrease) increase in cash and cash equivalents                      (9,025)          1,035           4,142
Cash and cash equivalents at beginning of year                            13,422          12,387           8,245
                                                                       ---------       ---------       ---------
Cash and cash equivalents at end of year                               $   4,397       $  13,422       $  12,387
                                                                       =========       =========       =========
Supplemental information:
  Cash paid for interest                                               $   8,403       $   5,873       $   3,997
  Cash paid for income taxes                                           $  18,786       $   5,423       $   2,333

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS. Meritage Corporation develops, constructs and sells new high quality, single-family homes in the semi-custom luxury, move-up and entry-level markets.

     We were formed in 1988 as a real estate investment trust ("REIT") that invested in mortgage-related assets and real estate loans. On December 31, 1996, the Company acquired by merger the homebuilding operations of various entities operating under the Monterey Homes name, and has phased out the mortgage-related operations. Monterey has been building homes in Arizona for over 15 years, specializing in move-up and semi-custom luxury homes.

     As part of our strategy to diversify operations, on July 1, 1997, we combined with Legacy Homes, a group of entities with homebuilding operations in Texas. Legacy has been in business since 1988, and designs, builds and sells entry-level and move-up homes. On July 1, 1998 we acquired Sterling Communities, now Meritage Homes of Northern California, which has homebuilding operations in the San Francisco Bay and Sacramento metropolitan areas, and targets move-up homebuyers. In September 1998, with shareholder approval, Meritage Corporation became our new corporate name.

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Meritage Corporation and its subsidiaries ("Meritage" or "the Company"). Intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current period financial statement presentation. Financial results include the operations of Meritage Homes of Northern California from July 1, 1998.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS. We consider short-term investments in liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Amounts in transit from title companies for home closings of approximately $5.5 million and $1.6 million are included in cash at December 31, 2000 and 1999, respectively.

REAL ESTATE UNDER DEVELOPMENT. Real estate under development consists of raw land, lots under development, homes under construction and completed homes. This inventory is carried at cost unless such costs would not be recovered from the cash flows generated by future disposition. In this case, amounts are carried at estimated fair value less disposal costs. Costs capitalized include direct construction costs for homes, development period interest and certain common costs that benefit the entire community. Common costs are allocated on a community-by-community basis to residential lots based on the number of lots to be built in the community, which approximates the relative sales value method.

     Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. The deposits are then transferred to real estate under development.

COST OF HOME SALES. Cost of home sales includes land acquisition and development costs, direct home construction costs, development period interest and closing costs and an allocation of common costs.

REVENUE RECOGNITION AND CLASSIFICATION OF COSTS. Revenues and profits from sales of residential real estate and related activities are recognized when closings have occurred, the buyer has made a minimum down payment and other criteria for sale and profit recognition are satisfied.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Estimated future warranty costs are charged to cost of sales in the period when the revenues from the related home closings are recognized. These estimated warranty costs generally range from .3% to .75% of the home's sales price. To date, the reserve has been sufficient to cover warranty costs incurred.

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Accumulated depreciation was approximately $5.4 million and $3.5 million at December 31, 2000 and 1999, respectively. Maintenance and repair costs are expensed as incurred.

GOODWILL. Goodwill represents the excess of purchase price over fair value of net assets acquired and is being amortized on a straight-line basis over a 20-year period. Accumulated amortization was approximately $2.8 million at December 31, 2000 and $1.8 million at December 31, 1999. Management periodically evaluates the businesses to which the goodwill relates to determine if the carrying value of goodwill has been impaired. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. No goodwill impairment was recorded in the accompanying statements of earnings.

RESIDUAL INTERESTS. During 1998, we owned residual interests in collateralized mortgage obligations (CMOs) and in mortgage participation certificates (MPCs) (collectively residual interests). We used the prospective net level yield method, in which interest is recorded at cost and amortized over the life of the related CMO or MPC issuance, to account for the residual interests. During 1998 we sold our remaining residual interests for a gain and generated interest income from these assets prior to sale totaling approximately $5.2 million.

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

EARNINGS PER SHARE. We compute basic earnings per share by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

USE OF ESTIMATES. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

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

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

SEGMENT INFORMATION. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments for an Enterprise and Related Information" was issued in June 1997. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in financial reports issued to stockholders. We have adopted the provisions of SFAS No. 131, which caused no significant impact on our definitions of our operating segments and related disclosures.

NOTE 3 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

Real estate under development at December 31 includes (in thousands):

                                                        2000           1999
                                                      --------       --------
Homes under contract, in production                   $ 92,881       $ 71,987
Finished lots and lots under development                88,266         63,610
Model homes and homes held for resale                   26,937         31,797
Land held for development                                3,223          3,618
                                                      --------       --------
                                                      $211,307       $171,012
                                                      ========       ========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of home sales when the property is delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        2000          1999
                                                      --------      --------
Beginning unamortized capitalized interest            $  3,971      $  1,982
Interest capitalized                                    10,626         7,025
Amortization to cost of home sales                      (9,171)       (5,036)
                                                      --------      --------
Ending unamortized capitalized interest               $  5,426      $  3,971
                                                      ========      ========

Interest incurred                                     $ 10,634      $  7,031
Interest capitalized                                   (10,626)       (7,025)
                                                      --------      --------
Interest expense                                      $      8      $      6
                                                      ========      ========

     Under option contracts with specific performance, purchase of the properties is dependent upon the completion of certain requirements by us and the sellers. At December 31, 2000, we had approximately 785 lots with an aggregate purchase price of approximately $24.5 million under option contracts with specific performance.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 4 - NOTES PAYABLE

Notes payable at December 31 consists of the following (in thousands):

                                                                                              2000              1999
                                                                                              ----              ----
$100 million  bank  revolving  construction  line of  credit,  interest  payable monthly  approximating  prime (9.5% at December 31, 2000) or LIBOR plus 1.75%
   (at rates  ranging from 8.320% to 8.553% at December 31, 2000) payable at the earlier of close of escrow, maturity date of individual homes within the line or  over  a  24  month  period beginning on January 1, 2002, secured by first
   deeds of trust on real estate                                                          $   50,354        $   37,411

$65 million bank revolving construction line of credit, interest payable monthly approximating  prime or LIBOR (30 day LIBOR 6.565% at December 31, 2000) plus
   2.0%, payable at the earlier of close of escrow,  maturity date of individual homes  within  the  line or July 31, 2001, secured by first deeds of trust on
   real estate                                                                                17,269            26,104

$15 million unsecured bank revolving line of credit, interest payable monthly at
   prime, matured January 17, 2000                                                                --             6,000

Acquisition and  development  credit  facilities and seller carry back financing totaling $5.7 million,  interest payable monthly, ranging from prime to prime plus .25% or at a fixed 10% per annum rate; payable at the earlier of funding of  construction  financing or the maturity date of the individual  projects,
   secured by first deeds of trust on real estate                                              3,516             1,396

Senior unsecured  notes,  maturing  September 15, 2005,  annual interest of 9.1%
   payable quarterly, principal payable in three equal installments on September
   15, 2003, 2004 and 2005                                                                    15,000            15,000

Other                                                                                             13                26
                                                                                          ----------        ----------

       Total                                                                              $   86,152        $   85,937
                                                                                          ==========        ==========

     The bank credit facilities and senior unsecured notes contain covenants which require certain levels of tangible net worth, the maintenance of certain minimum financial ratios, place limitations on the payment of dividends and limit incurrence of indebtedness, asset dispositions and creations of liens, among other items. As of December 31, 2000 and throughout the year, we were in compliance with these covenants.

     On October 2, 1998, we issued $15 million in 9.1% Senior Unsecured Notes due September 1, 2005 in a private placement to accredited investors under
Section 4(2) of the Securities Act of 1934. Placement agents for this issue were paid a fee of 2.75% of the face amounts of the notes. The notes were sold at par to four entities controlled by Massachusetts Mutual Life Insurance Company. The proceeds of the issue were used to pay down existing indebtedness.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Scheduled maturities of notes payable as of December 31, 2000 follow (in thousands):

                YEARS ENDED
                DECEMBER 31,
                  2001                                         $19,586
                  2002                                          50,354
                  2003                                           6,212
                  2004                                           5,000
                  2005                                           5,000
                  Thereafter                                        --
                                                               -------
                                                               $86,152
                                                               =======

NOTE 5 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the years ended December 31, follows (in thousands, except per share amounts):

                                                               2000            1999          1998
                                                              -------        -------        -------
Net earnings                                                  $35,762        $18,945        $24,003
Basic EPS - Weighted average shares outstanding                 5,171          5,431          5,317
                                                              -------        -------        -------

Basic earnings per share                                      $  6.92        $  3.49        $  4.51
                                                              =======        =======        =======

Basic EPS - Weighted average shares outstanding                 5,171          5,431          5,317

Effect of dilutive securities:
  Contingent shares and warrants                                   19             89            158
  Stock options                                                   524            512            641
                                                              -------        -------        -------

Dilutive EPS - Weighted average shares outstanding              5,714          6,032          6,116
                                                              -------        -------        -------

Diluted earnings per share                                    $  6.26        $  3.14        $  3.92
                                                              =======        =======        =======

Antidilutive stock options not included in diluted EPS             38            279             59
                                                              =======        =======        =======

NOTE 6 - STOCK OPTIONS

     Our Board of Directors administers our stock option plan. The plan provides for stock option grants to key personnel and directors, and provide a means of performance-based compensation in order to attract and retain qualified employees.

     We apply APB Opinion No. 25 and related interpretations in accounting for our plan. Under APB 25, if the exercise price of the Company's stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Had compensation cost for these plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except for per share amounts):

                                                   2000       1999       1998
                                                 --------   --------   --------
Net earnings                     As reported     $ 35,762   $ 18,945   $ 24,003
                                 Pro forma         35,464     18,472     23,573
Basic earnings per share         As reported         6.92       3.49       4.51
                                 Pro forma           6.86       3.40       4.43
Diluted earnings per share       As reported         6.26       3.14       3.92
                                 Pro forma           6.21       3.06       3.85

     The per share weighted average fair values of stock options granted during 2000, 1999 and 1998 were $5.67, $7.81 and $9.91, respectively, on the dates of grant using the Black-Scholes pricing model based on the following weighted average assumptions:

                                                    2000       1999      1998
                                                    ----       ----      ----
Expected dividend yield                                0%         0%       .5%
Risk-free interest rate                             6.71%      4.76%     5.75%
Expected volatility                                   47%        52%       51%
Expected life (in years)                               6          6         7


THE MERITAGE PLAN

     Meritage shareholders approved our current stock option plan at the 1997 Annual Shareholders Meeting. The plan authorizes grants of incentive stock options and non-qualified stock options to our executives, directors, employees and consultants. A total of 742,700 shares of Meritage common stock are reserved for issuance upon exercise of stock options granted under this plan. The options vest over periods from two to five years, are based on continued employment, and expire five to ten years after the date of grant.

THE PRIOR PLAN

     The 1988 Homeplex Mortgage Investments Corporation Stock Option Plan (the prior plan) was in effect at the time of the merger. No new grants were issued under this plan since the merger, and all remaining options were exercised during December 31, 2000.

OTHER OPTIONS

     In connection with the merger and Legacy combination, Mssrs. Hilton, Landon and Cleverly each received 166,667 non-qualified stock options that vest over three years. The exercise price of the options is $5.25 per share, which was negotiated at the time of the transactions. Mr. Hilton's and Mr. Cleverly's options expire in December 2002 and Mr. Landon's expire in June 2001.

     An ex-member of our board of directors who served as our president and chairman prior to the merger held 250,000 non-qualified stock options. The options were granted in exchange for the director forgoing his annual salary and bonus, and were approved by shareholders at the 1996 Annual Meeting. These options were exercised in 2000 at an exercise price of $ 4.50 per share.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SUMMARY OF STOCK OPTION ACTIVITY:

                                                      2000                        1999                        1998
                                           --------------------------   --------------------------   --------------------------
                                                          WEIGHTED                     WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE                      AVERAGE
                                                          EXERCISE                     EXERCISE                     EXERCISE
                                             OPTIONS        PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                                           ----------   -------------   ----------   -------------   ----------   -------------
Options outstanding at beginning of year    1,173,226      $ 7.65       1,028,302       $ 6.25        1,041,480      $ 5.86
Options granted                                89,800       10.43         264,500        14.74           57,500       16.54
Options exercised                            (359,026)       5.00         (51,076)        7.08          (43,660)      10.04
Options canceled                              (10,000)      12.17         (68,500)       14.39          (27,018)       7.22
                                           ----------      ------      ----------       ------       ----------      ------
Options outstanding at end of year            894,000      $ 8.73       1,173,226       $ 7.65        1,028,302      $ 6.25
                                           ==========      ======      ==========       ======       ==========      ======

Options exercisable at end of year            587,700                     801,669                       613,579


Price range of options exercised              $4.37 -                     $5.62 -                       $4.50 -
                                              $14.25                      $11.25                        $11.25

Price range of options outstanding            $5.25 -                     $4.50 -                       $4.50 -
                                              $18.00                      $17.63                        $17.63

Total shares reserved at end of year        1,226,571                  1,386,583                     1,525,547

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2000 WERE:

                                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                             ---------------------------------------     -------------------
                                            WEIGHTED        WEIGHTED                WEIGHTED
                                            AVERAGE          AVERAGE                 AVERAGE
                                           REMAINING        EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES     OPTIONS    CONTRACTUAL LIFE      PRICE      OPTIONS     PRICE
------------------------     -------    ----------------      -----      -------     -----
$5.25 - $5.62                502,500        2.4 years        $ 5.27      489,500     $ 5.26
$8.50 - $13.37               145,000        6.0                9.81       36,000       9.15
$14.25 - $18.00              246,500        1.3               15.13       62,200      15.32
                             -------        ---------        ------      -------     ------
                             894,000        3.7 years        $ 8.73      587,700     $ 6.57
                             =======        =========        ======      =======     ======

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     We are involved in legal proceedings and claims that arise in the ordinary course of business. Management believes the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on our financial position.

     In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts. At December 31, 2000 outstanding letters of credit were $5.7 million and performance bonds were $29.1 million.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for noncancellable operating leases as of December 31, 2000 are as follows (in thousands):

                   YEAR ENDING
                   DECEMBER 31,
                     2001                                       $1,940
                     2002                                          795
                     2003                                          478
                     2004                                          391
                     2005                                          107
                     Thereafter                                     --
                                                                ------
                                                                $3,711
                                                                ======

     Rental expense approximated $1.6 million in 2000 and $1.1 million in 1999 and 1998. Included in these amounts are $185,600 in 2000, $415,000 in 1999 and $380,000 in 1998 related to office facilities leased from companies owned beneficially either by one of our Co-Chairmen or by a Co-Chairman and a Director.

NOTE 8 - INCOME TAXES

     Components of income tax expense are (in thousands):

                                           2000            1999            1998
                                         -------         -------         -------
     Current taxes:
       Federal                           $18,255         $ 5,748         $   561
       State                               2,589           1,285             967
                                         -------         -------         -------
                                          20,844           7,033           1,528
                                         -------         -------         -------
     Deferred taxes:
       Federal                               140           6,121           4,587
       State                                  16             115             382
                                         -------         -------         -------
                                             156           6,236           4,969
                                         -------         -------         -------
       Total                             $21,000         $13,269         $ 6,497
                                         =======         =======         =======

     Deferred  tax  assets  and   liabilities   have  been   recognized  in  the
consolidated balance sheets due to the following temporary differences (in thousands):

                                                               DECEMBER 31,
                                                           --------------------
                                                             2000         1999
                                                           -------      -------
Warranty reserve                                           $   675      $   311
Real estate and fixed asset basis differences                  324          374
Stock options                                                   --          282
Sale/leaseback gain deferred                                    47          154
Other                                                          174          102
                                                           -------      -------
                                                             1,220        1,223
Deductible merger/acquisition costs                           (677)        (524)
                                                           -------      -------
     Net deferred tax asset                                $   543      $   699
                                                           =======      =======

     Management believes it is more likely than not that future operating results will generate sufficient taxable income to realize the net deferred tax asset.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


RECONCILIATION OF EFFECTIVE INCOME TAX EXPENSE:

     Income taxes differ for the years ended December 31, 2000, 1999 and 1998 from the amounts computed using the federal statutory income tax rate as a result of the following (in thousands):

                                                                    2000            1999           1998
                                                                  --------        --------       --------
Expected taxes at current federal statutory income tax rate       $ 19,299        $ 10,953       $ 10,678
State income taxes                                                   1,719             890            967
Utilization of NOL                                                      --              --         (5,709)
Alternative minimum tax                                                 --              --            561
Non-deductible merger/acquisition costs and other                      (18)          1,426             --
                                                                  --------        --------       --------
       Income tax expense                                         $ 21,000        $ 13,269       $  6,497
                                                                  ========        ========       ========

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      HOME SALES                    BASIC EARNINGS   DILUTED EARNINGS
                                       REVENUE       NET EARNINGS      PER SHARE        PER SHARE
                                       -------       ------------      ---------        ---------
                                                  (in thousands, except per share amounts)
2000 - THREE MONTHS ENDED:
March 31                               $ 91,653       $ 4,771           $ .90             $ .82
June 30                                 120,802         8,573            1.62              1.50
September 30                            134,464        10,509            2.06              1.85
December 31                             168,509        11,909            2.38              2.12

1999 - THREE MONTHS ENDED:
March 31                               $ 51,306       $ 2,325           $ .43             $ .38
June 30                                  76,647         4,541             .83               .75
September 30                             76,786         4,027             .74               .67
December 31                             129,268         8,052            1.50              1.37

NOTE 10 - SEGMENT INFORMATION

     We classify our operations into three primary geographic segments: Texas, Arizona and California. These segments generate revenues through the sales of homes to external customers. We are not dependent on any one major customer.

     Operational information relating to the different business segments follows. Information has been included for the California operations from July 1, 1998, the acquisition date. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes (EBIT). The accounting policies of the business segments are the same as those described in Notes 1 and
2. There are no significant transactions between segments.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                  YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              2000         1999         1998
                                            ---------    ---------    ---------
                                                        (in thousands)
HOME SALES REVENUE:
  Texas                                     $ 214,472    $ 174,850    $ 130,860
  Arizona                                     175,674      120,909      105,942
  California                                  125,282       38,248       19,183
                                            ---------    ---------    ---------
         Total                              $ 515,428    $ 334,007    $ 255,985
                                            =========    =========    =========

EBIT:
  Texas                                     $  35,082    $  22,652    $  18,300
  Arizona                                      17,666       14,515       12,918
  California                                   16,819        4,185        1,858
  Corporate and other                          (3,626)      (4,094)       1,504
                                            ---------    ---------    ---------
         Total                              $  65,941    $  37,258    $  34,580
                                            =========    =========    =========

AMORTIZATION OF CAPITALIZED INTEREST:
  Texas                                     $   2,416    $   1,758    $   1,143
  Arizona                                       5,013        2,777        2,410
  California                                    1,742          501           66
                                            ---------    ---------    ---------
         Total                              $   9,171    $   5,036    $   3,619
                                            =========    =========    =========

                                                        DECEMBER 31,
                                            -----------------------------------
                                              2000         1999         1998
                                            ---------    ---------    ---------
                                                       (in thousands)
ASSETS AT YEAR END:
  Texas                                     $ 108,238    $  97,832    $  64,448
  Arizona                                     102,746       77,195       58,758
  California                                   53,723       43,773       12,321
  Corporate and other                           2,368        7,759       16,723
                                            ---------    ---------    ---------
         Total                              $ 267,075    $ 226,559    $ 152,250
                                            =========    =========    =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is included under the captions "Election of Directors," "Director and Officer Information," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Notice and Proxy Statement relating to our 2001 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, our 2001 Proxy Statement is not being filed as a part of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is included under the captions "Executive Compensation," "Director Compensation" and "Employment Agreements" in our 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is included under the caption "Security Ownership of Principal Stockholders and Management" in our 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is included under the caption "Certain Transactions and Relationships" in our 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE OR
                                                                       METHOD OF
                                                                        FILING
                                                                        ------
(a)  FINANCIAL STATEMENTS AND SCHEDULES

     (i)  Financial Statements:

          (1)  Report of KPMG LLP                                        Page 21

          (2)  Consolidated  Financial  Statements  and  Notes to        Page 22
               Consolidated  Financial Statements of the Company,
               including   Consolidated   Balance  Sheets  as  of
               December   31,   2000   and   1999   and   related
               Consolidated Statements of Earnings, Stockholders'
               Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000

     (ii) Financial Statement Schedules:

               Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)  REPORTS ON FORM 8-K

     We filed no reports on Form 8-K in the fourth quarter of 2000.

(c)  EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION                                            PAGE OR METHOD OF FILING
------                       -----------                                            ------------------------
 2.1        Agreement and Plan of Reorganization,  dated as of         Incorporated by reference to Exhibit 2 of Form S-4
            September  13, 1996,  by and among  Homeplex,  the         Registration   Statement   No.   333-15937   ("S-4
            Monterey   Merging   Companies  and  the  Monterey         #333-15937").
            Stockholders

 2.2        Agreement of Purchase and Sale of Assets, dated as         Incorporated  by  reference  to  Exhibit 2 of Form
            of May 20,  1997,  by and among  Monterey,  Legacy         8-K/A dated June 18, 1997.
            Homes,  Ltd., Legacy  Enterprises,  Inc., and John
            and Eleanor Landon

 2.3        Agreement of Purchase and Sale of Assets, dated as         Incorporated  by  reference to Exhibit 2.2 of Form
            of  June  15,  1998,  by and  among  the  Company,         10-Q for the quarterly period ended June 30, 1998.
            Sterling Communities, S.H. Capital, Inc., Sterling
            Financial Investments,  Inc. Steve Hafener, and W.
            Leon Pyle

 3.1        Restated Articles of Incorporation of the Company          Incorporated  by  reference to Exhibit 3.2 of Form
                                                                       10-Q for the quarterly  period ended September 30,
                                                                       1998.

 3.2        Amendment to Articles of Incorporation                     Incorporated  by  reference to Exhibit 3.1 of Form
                                                                       10-Q for the quarterly  period ended September 30,
                                                                       1998.

 3.3        Amended and Restated Bylaws of the Company                 Incorporated  by  reference to Exhibit 3.3 of Form
                                                                       S-3 #333-58793.

 4.1        Specimen of Common Stock Certificate                       Incorporated by reference to Exhibit 4 to the Form
                                                                       10-K for the year ended December 31, 1996.

                                       37

EXHIBIT
NUMBER                       DESCRIPTION                                            PAGE OR METHOD OF FILING
------                       -----------                                            ------------------------
 4.2        Note Purchase Agreement                                    Incorporated  by  reference to Exhibit 4.1 of Form
                                                                       10-Q for the quarterly  period ended September 30,
                                                                       1998.

 10.1       $70 Million  Borrowing  Base Loan Agreement by and         Incorporated  by  reference to Exhibit 10.4 to the
            among the Company, Norwest Bank, Arizona, N.A. and         Form 10-K for the year ended December 31, 1999.
            California  Bank and Trust,  Dated as of September
            15, 1999

 10.1.1     Modification  to Loan  Agreement  with Wells Fargo         Incorporated  by  reference to Exhibit 10.1 to the
            Bank, Arizona, N.A. and California Bank and Trust,         Form 10-Q for the quarterly  period ended June 30,
            Dated as of May 16, 2000                                   2000.

 10.2       $15 Million Credit Agreement by and among Meritage         Incorporated by reference to Exhibit 10.23 of Form
            Corporation and California  Bank and Trust,  Dated         10-Q for the quarterly  period ended September 30,
            as of September 15, 1999                                   1999.

 10.3       Modification to Guaranty  Federal Bank Loan, Dated         Incorporated  by reference to Exhibit 10.1 of Form
            as of May 19, 1998                                         10-Q for the quarterly period ended June 30, 1998.

 10.3.1     Modification to Guaranty  Federal Bank Loan, Dated         Incorporated  by  reference to Exhibit 10.4 to the
            as of July 31, 1999                                        Form 10-K for the year ended December 31, 1999.

 10.3.2     Modification to Guaranty  Federal Bank Loan, Dated         Incorporated  by reference to Exhibit 10.1 of Form
            as of March 29, 2000                                       10-Q for the  quarterly  period  ended  March  31,
                                                                       2000.

 10.3.3     Extension of Guaranty  Federal Bank Loan, Dated as         Incorporated  by reference to Exhibit 10.2 of Form
            of July 31, 2000                                           10-Q for the quarterly period ended June 30, 2000.

 10.3.4     Modification to Guaranty  Federal Bank Loan, Dated         Incorporated  by reference to Exhibit 10.1 of Form
            as of July 31, 2000                                        10-Q for the quarterly  period ended September 30,
                                                                       2000.

 10.4       $3.3 Million  Construction  Loan  Agreement by and         Incorporated  by reference to Exhibit 10.2 of Form
            between the Company and Compass Bank,  Dated as of         10-Q for the  quarterly  period  ended  March  31,
            February 10, 2000                                          2000.

 10.5       Stock Option Plan*                                         Incorporated by reference to Exhibit 10(d) of Form
                                                                       10-K for the fiscal year ended  December  31, 1995
                                                                       ("1995 Form 10-K").

 10.5.1     Amendment to Stock Option Plan *                           Incorporated by reference to Exhibit 10(e) of 1995
                                                                       Form 10-K.

 10.6       Meritage Corporation Stock Option Plan *                   Incorporated  by  reference to Exhibit 10.9 to the
                                                                       Form 10-K for the year ended December 31, 1996.

 10.6.1     Amendment to Stock Option Plan dated  December 31,         Incorporated  by  reference  to  Exhibit  10.9  of
            1996*                                                      Registration  Statement  No.  333-29737,  filed on
                                                                       June 20, 1997.

 10.7       Meritage Corporation 1997 Stock Option Plan*               Incorporated   by  reference  to  Exhibit  4.1  of
                                                                       Registration  Statement  No.  333-37859,  filed on
                                                                       October 14, 1997.

 10.7.1     Amended 1997 Stock Option Plan *                           Incorporated   by  reference  to  Exhibit  4.1  of
                                                                       Registration  Statement  No.  333-75639  filed  on
                                                                       April 2, 1999.

 10.7.2     Amended 1997 Stock Option Plan *                           Incorporated   by  reference  to  Exhibit  4.1  of
                                                                       Registration Statement No. 333-39036 filed on June
                                                                       12, 2000.

                                       38

EXHIBIT
NUMBER                       DESCRIPTION                                            PAGE OR METHOD OF FILING
------                       -----------                                            ------------------------
 10.8       Employment   Agreement  between  the  Company  and         Incorporated  by reference to Exhibit 10.10 to the
            William W. Cleverly*                                       Form 10-K for the year ended December 31, 1996.

 10.9       Separation  and Consulting  Agreement  between the         Incorporated by reference to Exhibit C of the Form
            Company and William W. Cleverly*                           8-K filed on March 23, 1999.

 10.10      Employment   Agreement  between  the  Company  and         Incorporated  by reference to Exhibit 10.11 to the
            Steven J. Hilton*                                          Form 10-K for the year ended December 31, 1996.

 10.11      Employment  Agreement between the Company and John         Incorporated by reference to Exhibit C of the Form
            R. Landon*                                                 8-K filed on June 18, 1997.

 10.12      Stock  Option  Agreement  between  the Company and         Incorporated  by reference to Exhibit 10.12 of the
            William W. Cleverly*                                       Form 10-K for the year ended December 31, 1996.

 10.13      Stock  Option  Agreement  between  the Company and         Incorporated  by reference to Exhibit 10.13 to the
            Steven J. Hilton*                                          Form 10-K for the year ended December 31, 1996.

 10.14      Stock  Option  Agreement  between  the Company and         Incorporated by reference to Exhibit C of the Form
            John R. Landon*                                            8-K filed on June 18, 1997.

 10.15      Registration  Rights Agreement between the Company         Incorporated  by reference to Exhibit 10.14 to the
            and William W. Cleverly*                                   Form 10-K for the year ended December 31, 1996.

 10.16      Registration  Rights Agreement between the Company         Incorporated  by reference to Exhibit 10.15 to the
            and Steven J. Hilton*                                      Form 10-K for the year ended December 31, 1996.

 10.17      Registration  Rights Agreement between the Company         Incorporated by reference to Exhibit C of the Form
            and John R. Landon*                                        8-K filed on June 18, 1997.

 10.18      Escrow and Contingent Stock Agreement *                    Incorporated  by reference to Exhibit 10.16 of the
                                                                       Form 10-K for the year ended December 31, 1996.

 10.19      Employment Agreement between the Company and Larry         Incorporated  by reference to Exhibit 10.2 of Form
            W. Seay*                                                   10-Q for the quarterly period ended June 30, 1998.

 10.19.1    Amendment  to  Employment  Agreement  between  the         Filed herewith.
            Company and Larry W. Seay*

 10.20      Change of Control  Agreement  between  the Company         Incorporated  by reference to Exhibit 10.3 of Form
            and Steven J. Hilton*                                      10-Q for the  quarterly  period  ended  March  30,
                                                                       2000.

 10.21      Change of Control  Agreement  between  the Company         Incorporated  by reference to Exhibit 10.4 of Form
            and John R. Landon*                                        10-Q for the  quarterly  period  ended  March  30,
                                                                       2000.

 10.22      Change of Control  Agreement  between  the Company         Incorporated  by reference to Exhibit 10.5 of Form
            and Larry W. Seay*                                         10-Q for the  quarterly  period  ended  March  30,
                                                                       2000.

 10.23      Change of Control  Agreement  between  the Company         Incorporated  by reference to Exhibit 10.6 of Form
            and Richard T. Morgan*                                     10-Q for the  quarterly  period  ended  March  30,
                                                                       2000.

 24         Consent of KPMG LLP                                        Filed herewith.

 25         Powers of Attorney                                         See signature page.

----------
*    Indicates a management contract or compensation plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of March 2001.

                                      MERITAGE CORPORATION,
                                      a Maryland Corporation


                                      By /s/ STEVEN J. HILTON
                                         -------------------------------------
                                         Steven J. Hilton
                                         CO-CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

     Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

       SIGNATURE                      TITLE                          DATE
       ---------                      -----                          ----

/s/ STEVEN J. HILTON            Co-Chairman and                   March 28, 2001
----------------------------    Chief Executive Officer
Steven J. Hilton

/s/ JOHN R. LANDON              Co-Chairman and                   March 28, 2001
----------------------------    Chief Executive Officer
John R. Landon

/s/ LARRY W. SEAY               Chief Financial Officer, Vice     March 28, 2001
----------------------------    President-Finance, Secretary
Larry W. Seay                   and Treasurer (Principal
                                Financial and Accounting Officer)

/s/ WILLIAM W. CLEVERLY         Director                          March 28, 2001
----------------------------
William W. Cleverly

/s/ RAYMOND OPPEL               Director                          March 28, 2001
----------------------------
Raymond Oppel

/s/ ROBERT G. SARVER            Director                          March 28, 2001
----------------------------
Robert G. Sarver

/s/ C. TIMOTHY WHITE            Director                          March 28, 2001
----------------------------
C. Timothy White

/s/ PETER L. AX                 Director                          March 28, 2001
----------------------------
Peter L. Ax