Form 10-Q
period 2001-03-31
MERITAGE CORP
filed 2001-05-10
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File Number 1-9977


                              MERITAGE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


           Maryland                                               86-0611231
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


 6613 North Scottsdale Road, Suite 200
          Scottsdale, Arizona                                       85250
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

As of May 1, 2001, 6,108,249 shares of Meritage Corporation common stock were outstanding.

================================================================================

                              MERITAGE CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:

             Consolidated Balance Sheets as of March 31, 2001 and
             December 31, 2000..........................................     3

             Consolidated Statements of Earnings for the Three
             Months ended March 31, 2001 and 2000.......................     4

             Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 2001 and 2000.................     5

             Notes to Consolidated Financial Statements.................     6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................    10

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK................................................    13

PART II.     OTHER INFORMATION

ITEMS 1-3.   NOT APPLICABLE.............................................    14

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    14

ITEM 5.      OTHER INFORMATION..........................................    14

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...........................    15

SIGNATURES .............................................................   S-1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       (UNAUDITED)
                                                                        MARCH 31,           DECEMBER 31,
                                                                           2001                2000
                                                                        ---------            ---------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
  Cash and cash equivalents                                             $   6,359            $   4,397
  Real estate under development                                           233,446              211,307
  Deposits on real estate under option or contract                         28,776               24,251
  Other receivables                                                         2,673                2,179
  Deferred tax asset                                                          526                  543
  Goodwill                                                                 17,408               17,675
  Property and equipment, net                                               5,016                4,717
  Other assets                                                              1,244                2,006
                                                                        ---------            ---------

       Total Assets                                                     $ 295,448            $ 267,075
                                                                        =========            =========
LIABILITIES
  Accounts payable and accrued liabilities                              $  36,692            $  48,907
  Home sale deposits                                                       13,121               10,917
  Notes payable                                                           116,928               86,152
                                                                        ---------            ---------

       Total Liabilities                                                  166,741              145,976
                                                                        ---------            ---------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 5,941,202 shares at March 31, 2001, and
   5,922,822 shares at December 31, 2000, issued and outstanding               59                   59
  Additional paid-in capital                                              102,745              102,526
  Retained earnings                                                        36,919               29,530
  Treasury stock at cost, 811,963 shares at March 31, 2001
    and December 31, 2000                                                 (11,016)             (11,016)
                                                                        ---------            ---------

       Total Stockholders' Equity                                         128,707              121,099
                                                                        ---------            ---------

Total Liabilities and Stockholders' Equity                              $ 295,448            $ 267,075
                                                                        =========            =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED MARCH 31,
                                              --------------------------------
                                                 2001                   2000
                                              ---------              ---------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)

Home sales revenue                            $ 116,113              $  91,653
Land sales revenue                                  593                    757
                                              ---------              ---------
                                                116,706                 92,410

Cost of home sales                              (92,579)               (74,956)
Cost of land sales                                 (531)                  (681)
                                              ---------              ---------
                                                (93,110)               (75,637)

Home sales gross profit                          23,534                 16,697
Land sales gross profit                              62                     76
                                              ---------              ---------
                                                 23,596                 16,773

Commissions and other sales costs                (7,013)                (5,779)
General and administrative expense               (4,935)                (4,002)
Interest expense                                     (1)                    (1)
Other income, net                                   534                    532
                                              ---------              ---------

Earnings before income taxes                     12,181                  7,523
Income taxes                                     (4,792)                (2,752)
                                              ---------              ---------
Net earnings                                  $   7,389              $   4,771
                                              =========              =========
Basic earnings per share                      $    1.44              $     .90
                                              =========              =========
Diluted earnings per share                    $    1.28              $     .82
                                              =========              =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      2001               2000
                                                                   ---------          ---------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                     $   7,389          $   4,771
  Adjustments to reconcile net earnings to net
   cash used in by operating activities:
  Depreciation and amortization                                          766                694
  Decrease (increase) in deferred tax asset                               16                (19)
  Stock option compensation expense                                       --                 58
  Increase in real estate under development                          (22,139)           (12,929)
  Increase in deposits on real estate under option or contract        (4,525)            (2,713)
  Decrease (increase) in other receivables and other assets              268             (2,060)
  Decrease in accounts payable and accrued liabilities               (12,214)            (5,603)
  Increase in home sale deposits                                       2,204              1,841
                                                                   ---------          ---------
        Net cash used in operating activities                        (28,235)           (15,960)
                                                                   ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for merger/acquisition                                       --             (5,158)
  Purchases of property and equipment                                  (798)              (476)
                                                                   --------      --   --------
        Net cash used in investing activities                          (798)            (5,634)
                                                                   ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                        116,572             97,251
  Repayment of borrowings                                           (85,795)           (83,110)
  Purchase of treasury shares                                            --               (584)
  Stock options exercised                                               218                 --
                                                                   ---------          ---------
        Net cash provided by financing activities                     30,995             13,557
                                                                   ---------          ---------

Net increase (decrease) in cash and cash equivalents                   1,962             (8,037)
Cash and cash equivalents at beginning of period                       4,397             13,422
                                                                   ---------          ---------
Cash and cash equivalents at end of period                         $   6,359          $   5,385
                                                                   =========          =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     We develop, construct and sell new high-quality, single-family homes in the semi-custom luxury, move-up and entry-level markets. We operate in the Dallas/Fort Worth, Austin and Houston, Texas markets as Legacy Homes, in the Phoenix/Scottsdale and Tucson, Arizona markets as Monterey Homes and Meritage Homes, and in the San Francisco Bay and Sacramento, California markets as Meritage Homes.

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


NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

Real estate under development consisted of the following (in thousands):

                                            MARCH 31, 2001     DECEMBER 31, 2000
                                            --------------     -----------------
Homes under contract, in production           $  110,898          $    92,881
Finished lots                                     56,060               60,630
Lots under development                            37,401               27,636
Model homes and homes held for resale             26,179               26,937
Land held for development                          2,908                3,223
                                              ----------          -----------
                                              $  233,446          $   211,307
                                              ==========          ===========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of sales when the property is delivered. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                         MARCH 31,
                                               -----------------------------
                                                 2001                  2000
                                               -------               -------
Beginning unamortized capitalized interest     $ 5,426               $ 3,971
Interest capitalized                             3,074                 1,868
Amortization to cost of home sales              (1,959)               (1,565)
                                               -------               -------
Ending unamortized capitalized interest        $ 6,541               $ 4,274
                                               =======               =======
Interest incurred                              $ 3,075               $ 1,870
Interest capitalized                            (3,074)               (1,868)
                                               -------               -------
Interest expense                               $     1               $     2
                                               =======               =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following (in thousands):

                                                                         MARCH 31,         DECEMBER 31,
                                                                           2001                2000
                                                                         --------            --------
$100 million bank revolving construction line of credit, interest payable  monthly  approximating  prime (8% at March 31,  2001) or
 LIBOR  plus  1.75% (at rates  ranging  from  6.810% to 7.366 % at
 March 31, 2001),  payable  at  the  earlier  of close of  escrow, maturity  date of  individual  homes  within  the  line or over a
 24-month period beginning January 1, 2002, secured by first deeds
 of trust on real estate                                                 $ 79,265            $ 50,354

$65 million bank revolving construction line of credit,  interest payable monthly approximating prime or LIBOR (30 day LIBOR 5.078%
 at March 31, 2001) plus 2.0%,  payable at the earlier of close of escrow, maturity date of individual homes within the line or July
 31, 2001, secured by first deeds of trust on real estate                  19,646              17,269

Acquisition  and development  credit  facilities and seller carry back financing  totaling $5.7 million,  interest payable monthly, ranging from prime to prime plus .25% or at a fixed 10% per annum rate; payable at the earlier of funding of construction financing or the maturity date of the individual projects, secured by first
 deeds of trust on real estate                                              3,008               3,516

Senior  unsecured  notes,  maturing  September  15, 2005,  annual interest of 9.1% payable  quarterly,  principal  payable in three
 equal installments on September 15, 2003, 2004 and 2005                   15,000              15,000

Other                                                                           9                  13
                                                                         --------            --------

     Total                                                               $116,928            $ 86,152
                                                                         ========            ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2001 and 2000 follows (in thousands, except per share amounts):

                                                             2001         2000
                                                            ------       ------
Net earnings                                                $7,389       $4,771
Basic EPS - Weighted average shares outstanding              5,123        5,287
                                                            ------       ------

Basic earnings per share                                    $ 1.44       $  .90
                                                            ======       ======

Basic EPS - Weighted average shares outstanding              5,123        5,287

Effect of dilutive securities:
    Contingent shares and warrants                              --           73
    Stock options                                              665          458
                                                            ------       ------

Dilutive EPS - Weighted average shares outstanding           5,788        5,818
                                                            ------       ------

Diluted earnings per share                                  $ 1.28       $  .82
                                                            ======       ======

Antidilutive stock options not included in diluted EPS          --          280
                                                            ======       ======

NOTE 5 - INCOME TAXES

     Components of income tax expense at March 31 are (in thousands):

                                             2001           2000
                                           -------        -------
          Current taxes:
            Federal                        $ 4,017        $ 2,419
            State                              759            352
                                           -------        -------
                                             4,776          2,771
                                           -------        -------

          Deferred taxes:
            Federal                             31            (17)
            State                              (15)            (2)
                                           -------        -------
                                                16            (19)
                                           -------        -------
            Total                          $ 4,792        $ 2,752
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

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   2001               2000
                                                ---------          ---------
                                                      (in thousands)
HOME SALES REVENUE:
  Texas                                        $  55,576           $  49,430
  Arizona                                         33,177              21,942
  California                                      27,360              20,281
                                               ---------           ---------
          Total                                $ 116,113           $  91,653
                                               =========           =========
EBIT:
  Texas                                        $   9,530           $   7,010
  Arizona                                          2,204                 995
  California                                       3,133               2,311
  Corporate and other                               (726)             (1,227)
                                               ---------           ---------
          Total                                $  14,141           $   9,089
                                               =========           =========
AMORTIZATION OF CAPITALIZED INTEREST:
  Texas                                        $     583           $     635
  Arizona                                            981                 578
  California                                         395                 352
                                               ---------           ---------
          Total                                $   1,959           $   1,565
                                               =========           =========

                                              AT MARCH 31,       AT DECEMBER 31,
                                                 2001                 2000
                                               ---------           ---------
                                                       (in thousands)
ASSETS:
  Texas                                        $ 110,996           $ 108,238
  Arizona                                        122,181             102,746
  California                                      59,921              53,723
  Corporate                                        2,350               2,368
                                               ---------           ---------
          Total                                $ 295,448           $ 267,075
                                               =========           =========

NOTE 7 - SUBSEQUENT EVENT

     On May 7, 2001, we entered into a definitive agreement to acquire substantially all of the homebuilding and related assets of HC Builders, Inc. and Hancock Communities, L.L.C. (collectively, "Hancock"), subject to customary closing conditions. The estimated purchase price, based on Hancock's March 31, 2001 balance sheet, is approximately $67.8 million in cash payable at closing, the assumption of trade payables, accrued liabilities, customer deposits and a note, currently estimated to be $12.3 million in the aggregate, and an earn-out payable over three years. We have proposed to raise $150 million in senior notes through a private placement to finance the acquisition and to repay some of our existing indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans and liquidity, the impact of inflation, the impact of changes in interest rates, plans relating to our products or services, acquisitions, and new or planned development projects, as well as assumptions relating to the foregoing.

     Statements in Exhibit 99.1 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000, including the Notes to the Consolidated Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Factors That May Affect Our Future Results and Financial Condition," and "Special Note of Caution Regarding Forward-Looking Statements" describe factors, among others, that could contribute to or cause such differences from forward looking statements, which could be material. These factors may also affect our business generally. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements, and that could affect our business generally, are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in our December 31, 2000 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding our results of operations for the three months ended March 31, 2001 and 2000. All material balances and transactions between us and our subsidiaries have been eliminated. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The data provided below shows operating and financial data regarding our homebuilding activities.

                                          QUARTER ENDED
                                             MARCH 31,             PERCENTAGE
                                       --------------------         INCREASE
HOME SALES REVENUE                     2001            2000        (DECREASE)
                                       ----            ----        ----------
Total
  Dollars                            $116,113         $91,653         27%
  Homes closed                            516             440         17%
  Average sales price                $  225.0         $ 208.3          8%

Texas
  Dollars                            $ 55,576         $49,430         12%
  Homes closed                            320             302          6%
  Average sales price                $  173.7         $ 163.7          6%

Arizona
  Dollars                            $ 33,177         $21,942         51%
  Homes closed                            126              79         59%
  Average sales price                $  263.3         $ 277.7         (5%)

California
  Dollars                            $ 27,360         $20,281         35%
  Homes closed                             70              59         19%
  Average sales price                $  390.9         $ 343.7         14%

                                           QUARTER ENDED
                                             MARCH 31,             PERCENTAGE
                                       --------------------         INCREASE
SALES CONTRACTS                        2001            2000        (DECREASE)
                                       ----            ----        ----------
Total
  Dollars                            $176,893         $148,900         19%
  Homes ordered                           740              629         18%
  Average sales price                $  239.0         $  236.7          1%

Texas
  Dollars                            $ 73,508         $ 60,920         21%
  Homes ordered                           437              355         23%
  Average sales price                $  168.2         $  171.6         (2%)

Arizona
  Dollars                            $ 67,315         $ 43,937         53%
  Homes ordered                           213              137         55%
  Average sales price                $  316.0         $  320.7         (1%)

California
  Dollars                            $ 36,070         $ 44,043        (18%)
  Homes ordered                            90              137        (34%)
  Average sales price                $  400.8         $  321.5         25%

                                           QUARTER ENDED
                                             MARCH 31,             PERCENTAGE
                                       ---------------------        INCREASE
NET SALES BACKLOG                      2001             2000       (DECREASE)
                                       ----             ----       ----------
Total
   Dollars                           $370,681         $256,692         44%
   Homes in backlog                     1,470            1,074         37%
   Average sales price               $  252.2         $  239.0          6%

Texas
   Dollars                           $137,496         $105,473         30%
   Homes in backlog                       812              619         31%
   Average sales price               $  169.3         $  170.4         (1%)

Arizona
   Dollars                           $149,349         $ 94,873         57%
   Homes in backlog                       431              274         57%
   Average sales price               $  346.5         $  346.3          *

California
   Dollars                           $ 83,836         $ 56,346         49%
   Homes in backlog                       227              181         25%
   Average sales price               $  369.3         $  311.3         19%

* - less than 1%

     HOME SALES REVENUE. The increase in total home sales revenue and number of homes closed in the first three months of 2001 compared to the first three months of 2000 results mainly from strong market performance in all of our divisions, as well as the continued expansion of our operations in Northern California and in our mid-priced Meritage Phoenix division in Arizona. The decreases in average home sales prices in Arizona for the first quarter of 2001 reflect a change in our product mix, as we are now selling more mid-priced homes than in 2000.

     SALES CONTRACTS. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers net of homes canceled. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate approximating 23% of gross sales. Total sales contracts increased in the first three months of 2001 compared to 2000 due mainly to the continued expansion of our mid-priced Meritage Phoenix division in Arizona, along with continued economic strength of our operating markets during the period. The decrease in sales contracts in our Northern California region for the first quarter of 2001 is mainly attributable to faster than anticipated sales rates during 2000 in some of our communities, which resulted in those communities selling out of available lot inventory before replacement lot inventory in new communities could be completed.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. Total dollar backlog at March 31, 2001 increased 44% over the 2000 amount due to an increase in the number of homes in backlog and increased sales prices in most of our markets. The number of homes in backlog at March 31, 2001 increased 37% over the same date in the prior year. These increases resulted from expansion of our operations in Northern California, and in our mid-priced Meritage Phoenix division in Arizona, along with the continued strength of the housing markets in which we operated during the period.

OTHER OPERATING INFORMATION
                                            QUARTER ENDED
                                              MARCH 31,            PERCENTAGE
                                         ------------------         INCREASE
                                         2001          2000        (DECREASE)
                                         ----          ----        ----------
HOME SALES GROSS PROFIT
  Dollars                               $23,534       $16,697         40.9%
  Percent of home sales revenue            20.3%         18.3%         2.0%

COMMISSIONS AND OTHER SALES COSTS
  Dollars                               $ 7,013       $ 5,779         21.3%
  Percent of home sales revenue             6.0%          6.3%        (0.3%)

GENERAL AND ADMINISTRATIVE COSTS
  Dollars                               $ 4,935       $ 4,002         23.3%
  Percent of total revenue                  4.2%          4.3%       (0.1%)

INCOME TAXES
  Dollars                               $ 4,792       $ 2,752         74.1%
  Percent of income before taxes           39.3%         36.6%         2.7%

     HOME SALES GROSS PROFIT. Gross profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, home construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The dollar increase in gross profit for the quarter ended March 31, 2001 is attributable to the increase in number of homes closed and continued growth in all of our markets. The gross profit percentage increase in 2001 resulted from home pricing increases in many of our communities due to a continued strong homebuilding market and due to decreases in some of our material costs.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $7.0 million, or 6.0% of home sales revenue, in 2001, as compared to approximately $5.8 million, or 6.3% of home sales revenue in 2000. The decrease in these expenses as a percentage of home sales revenue reflects slower growth in marketing and advertising costs, while revenues expanded more rapidly.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $4.9 million, or 4.2% of total revenue in 2001, as compared to approximately $4.0 million, or 4.3% of total revenue in 2000. Operating costs in 2001 were slightly lower as a percentage of revenue in comparison to the prior year due to overhead related to our Northern California expansion and start-up costs for of our new Meritage division in Phoenix, Arizona during 2000.

     INCOME TAXES. The increase in income taxes to $4.8 million for the quarter ended March 31, 2001 from $2.8 million in the prior year resulted from an increase in pre-tax income, along with a slightly higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, lot development and home construction. We use a combination of borrowings and funds generated by operations to meet our working capital requirements.

     At March 31, 2001, we had short-term secured revolving construction loan and acquisition and development facilities totaling $170.7 million, of which approximately $101.9 million was outstanding. An additional $47.8 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date. We also have $15 million outstanding in unsecured, senior subordinated notes due September 15, 2005, which were issued in October 1998.

     Management believes that the current borrowing capacity, cash on hand at March 31, 2001 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior subordinated notes and our credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not trade in derivative financial instruments for trading purposes, though we do have other financial instruments in the form of notes payable and senior debt. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations. The interest rate on our senior debt is at a fixed rate.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Meritage's Annual Meeting of Stockholders was held on May 9, 2001. At the Annual Meeting, the stockholders elected John R. Landon, Robert G. Sarver, C. Timothy White and Peter L. Ax to serve as Directors for two-year terms. Steven
J. Hilton, William W. Cleverly and Raymond (Ray) Oppel continued as Directors after the meeting. Additionally, the stockholders approved the Meritage Corporation 2001 Executive Management Incentive Plan.

     Stockholders representing 4,901,090 shares or 95.30% of the outstanding shares were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the proposal follows:

                                                         Votes Against
                                             Votes For    or Withheld    Abstain
                                             ---------    -----------    -------
Election of John R. Landon                   4,817,720       83,370
Election of Robert G. Sarver                 4,886,662       14,428
Election of C. Timothy White                 4,877,629       23,461
Election of Peter L. Ax                      4,880,499       20,591
Approval of the Meritage Corporation 2001
Executive Management Incentive Plan          4,823,273       65,936       11,881

ITEM 5. OTHER INFORMATION

     On May 7, 2001, we entered into a definitive agreement to acquire substantially all of the homebuilding and related assets of HC Builders, Inc. and Hancock Communities, L.L.C. (collectively, "Hancock"), subject to customary closing conditions. The estimated purchase price, based on Hancock's March 31, 2001 balance sheet, is approximately $67.8 million in cash payable at closing, the assumption of trade payables, accrued liabilities, customer deposits and a note, currently estimated to be $12.3 million in the aggregate, and an earn-out payable over three years. We have proposed to raise $150 million in senior notes through a private placement to finance the acquisition and to repay some of our existing indebtedness.

     The Hancock acquisition involves a number of uncertainties, including: the risk that the transaction will not close; and if closed, the risks that the businesses will not be integrated successfully; that the market and financial synergies anticipated from the acquisition may not be fully realized or may take longer to realize than expected; that the acquisition will not be accretive to earnings within the time period estimated by management, or at all; that unanticipated expenses and liabilities may be incurred; that the combined companies will lose key employees or suppliers; that the financing to conclude the transaction will not be available on terms acceptable to us or at all; and that if obtained, will substantially increase our leverage ratios and will include covenants that restrict our business activities. In addition, the combined company will be subject to the homebuilding and other risks referenced in the introductory paragraph of Part I, Item 2, above, including those set forth in Exhibit 99.1 hereto.

     THE SENIOR NOTES REFERENCED HEREIN HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES ABSENT REGISTRATION OR AN APPLICABLE EXEMPTION FROM REGISTRATION REQUIREMENTS. THIS QUARTERLY REPORT DOES NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY THE NOTES OR ANY OTHER SECURITIES.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

       EXHIBIT                                                     PAGE OR
       NUMBER                  DESCRIPTION                     METHOD OF FILING
       ------                  -----------                     ----------------
        99.1     Private Securities Reform Act of 1995          Filed herewith
                 Safe Harbor Compliance Statement for
                 Forward-Looking Statements

    (b) REPORTS ON FORM 8-K

     On May 10th, 2001, we filed a report on Form 8-K describing our anticipated acquistion of the homebuilding assets of Hancock Communities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May, 2001.


                           MERITAGE CORPORATION,
                           a Maryland Corporation


                           By /s/ Larry W. Seay
                              --------------------------------------------------
                              Larry W. Seay
                              Chief Financial Officer and Vice President-Finance (Principal Financial Officer and Duly Authorized Officer)