Form 10-Q
period 2001-06-30
MERITAGE CORP
filed 2001-08-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

As of August 10, 2001, 5,345,746 shares of Meritage Corporation common stock were outstanding.

================================================================================

                              MERITAGE CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS:

               Consolidated Balance Sheets as of June 30, 2001
               (unaudited) and December 31, 2000..........................   3

               Consolidated Statements of Earnings for the Three and Six
               Month Periods ended June 30, 2001 and 2000 (unaudited).....   4

               Consolidated Statements of Cash Flows for the Six
               Months ended June 30, 2001 and 2000 (unaudited)............   5

               Notes to Consolidated Financial Statements.................   6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................  11

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   14

PART II.       OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................  15

SIGNATURES     ........................................................... S.1

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        June 30,    December 31,
                                                          2001         2000
                                                        ---------    ---------
                                                       (Unaudited)
ASSETS
  Cash and cash equivalents                             $   4,079    $   4,397
  Real estate under development                           324,614      211,307
  Deposits on real estate under option or contract         35,708       24,251
  Receivables                                               9,756        2,179
  Deferred tax asset                                          602          543
  Goodwill                                                 28,760       17,675
  Property and equipment, net                               7,147        4,717
  Other assets                                              6,686        2,006
                                                        ---------    ---------

          Total Assets                                  $ 417,352    $ 267,075
                                                        =========    =========

LIABILITIES
  Accounts payable and accrued liabilities              $  61,070    $  48,907
  Home sale deposits                                       15,308       10,917
  Notes payable                                           198,469       86,152
                                                        ---------    ---------

          Total Liabilities                               274,847      145,976
                                                        ---------    ---------

STOCKHOLDERS' EQUITY
  Common stock, par value $.01. Authorized
    50,000,000 shares; issued and outstanding
    6,150,209 shares at June 30, 2001 and
    5,922,822 shares at December 31, 2000                      62           59
  Additional paid-in capital                              104,046      102,526
  Retained earnings                                        49,413       29,530
  Treasury stock at cost; 811,963 shares at
    June 30, 2001 and December 31, 2000                   (11,016)     (11,016)
                                                        ---------    ---------

          Total Stockholders' Equity                      142,505      121,099
                                                        ---------    ---------

  Total Liabilities and Stockholders' Equity            $ 417,352    $ 267,075
                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                     Three Months Ended June 30,   Six Months Ended June 30,
                                     ---------------------------   -------------------------
                                         2001         2000            2001         2000
                                       ---------    ---------       ---------    ---------
                                              (in thousands, except per share data)
Home sales revenue                     $ 174,403    $ 120,802       $ 290,516    $ 212,455
Land sales revenue                         1,005        1,946           1,598        2,703
                                       ---------    ---------       ---------    ---------
                                         175,408      122,748         292,114      215,158

Cost of home sales                      (136,829)     (96,526)       (229,408)    (171,482)
Cost of land sales                          (943)      (1,703)         (1,474)      (2,384)
                                       ---------    ---------       ---------    ---------
                                        (137,772)     (98,229)       (230,882)    (173,866)

Home sales gross profit                   37,574       24,276          61,108       40,973
Land sales gross profit                       62          243             124          319
                                       ---------    ---------       ---------    ---------
                                          37,636       24,519          61,232       41,292

Commissions and other sales costs         (9,435)      (6,458)        (16,448)     (12,237)
General and administrative costs          (7,884)      (4,847)        (12,818)      (8,849)
Interest expense                              --           (3)             (1)          (5)

Other income, net                            827          422           1,361          955
                                       ---------    ---------       ---------    ---------

Earnings before income taxes and
  extraordinary item                      21,144       13,633          33,326       21,156
Income taxes                              (8,205)      (5,060)        (12,997)      (7,812)
                                       ---------    ---------       ---------    ---------
Earnings before extraordinary item        12,939        8,573          20,329       13,344
Extraordinary item:
  loss from extinguishment of debt
  (net of $285 tax benefit)                 (446)          --            (446)          --
                                       ---------    ---------       ---------    ---------

Net earnings                           $  12,493    $   8,573       $  19,883    $  13,344
                                       =========    =========       =========    =========

Earnings per share:

Basic:
  Earnings before extraordinary item   $    2.44    $    1.62       $    3.89    $    2.52
  Extraordinary item                        (.08)          --            (.08)          --
                                       ---------    ---------       ---------    ---------
     Net earnings per share            $    2.36    $    1.62       $    3.81    $    2.52
                                       =========    =========       =========    =========

Diluted:
  Earnings before extraordinary item   $    2.20    $    1.50       $    3.52    $    2.31
  Extraordinary item                        (.08)          --            (.08)          --
                                       ---------    ---------       ---------    ---------
     Net earnings per share            $    2.12    $    1.50       $    3.44    $    2.31
                                       =========    =========       =========    =========

          See accompanying notes to consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                     2001          2000
                                                                   ---------     ---------
                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                     $  19,883     $  13,344
  Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Depreciation and amortization                                      1,986         1,525
    Increase in deferred tax asset before extraordinary item             (59)         (136)
    Stock option compensation expense                                     --            73
  Change in assets and liabilities, net of effect of acquisition:
    Increase in real estate under development                        (58,763)      (29,574)
    Increase in deposits on real estate under option or contract      (2,557)       (1,792)
    (Increase) decrease in receivables and other assets              (11,726)          253
    Increase in accounts payable and accrued liabilities               5,274         1,690
    Increase in home sale deposits                                     1,888         4,055
    Increase in goodwill                                                (260)           --
                                                                   ---------     ---------
    Net cash used in operating activities                            (44,334)      (10,562)
                                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisition/merger                                   (65,759)       (5,158)
  Purchases of property and equipment                                 (2,175)       (1,431)
                                                                   ---------     ---------
    Net cash used in investing activities                            (67,934)       (6,589)
                                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                         432,735       196,001
  Repayments of debt                                                (322,308)     (180,184)
  Repurchase of stock                                                     --        (2,635)

  Proceeds from exercises of stock options                             1,523             6
                                                                   ---------     ---------
    Net cash provided by financing activities                        111,950        13,188
                                                                   ---------     ---------

Net decrease in cash and cash equivalents                               (318)       (3,963)
Cash and cash equivalents at beginning of period                       4,397        13,422
                                                                   ---------     ---------
Cash and cash equivalents at end of period                         $   4,079     $   9,459
                                                                   =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
The acquisition of Hancock Communities resulted in the following changes in assets and liabilities:

  Real estate under development                                    $ (54,545)
  Deposits on real estate under option or contract                    (8,899)
  Receivables and other assets                                          (543)
  Accounts payable and accrued liabilities                             6,890
  Home sale deposits                                                   2,503
  Goodwill                                                           (11,423)
  Property and equipment                                              (1,632)
  Borrowings                                                           1,890
                                                                   ---------
  Net cash paid for acquisition                                    $ (65,759)
                                                                   =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     We develop, construct and sell new high-quality, single-family homes in the semi-custom luxury, move-up and entry-level markets. We operate in the Dallas/Fort Worth, Austin and Houston, Texas markets as Legacy Homes, in the Phoenix/Scottsdale and Tucson, Arizona markets as Monterey Homes, Hancock Communities and Meritage Homes, and in the San Francisco Bay and Sacramento, California markets as Meritage Homes.

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Meritage Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to be consistent with current financial statement presentation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

     The components of real estate under development are (in thousands):

                                               June 30, 2001   December 31, 2000
                                               -------------   -----------------
Homes under contract, in production               $164,150         $ 92,881
Finished home sites                                 68,646           60,630
Home sites under development                        56,917           27,636
Model homes and homes held for resale               31,961           26,937
Land held for development                            2,940            3,223
                                                  --------         --------
                                                  $324,614         $211,307
                                                  ========         ========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of sales when the property is delivered to the buyer. A summary of interest capitalized and interest expensed follows (in thousands):

                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                             ------------------    ------------------
                                              2001       2000       2001       2000
                                             -------    -------    -------    -------
Beginning unamortized capitalized interest   $ 6,541    $ 4,274    $ 5,426    $ 3,971
Interest capitalized                           3,364      2,774      6,438      4,642
Amortized to cost of home and land sales      (2,657)    (2,137)    (4,616)    (3,702)
                                             -------    -------    -------    -------
Ending unamortized capitalized interest      $ 7,248    $ 4,911    $ 7,248    $ 4,911
                                             =======    =======    =======    =======

Interest incurred                            $ 3,364    $ 2,777    $ 6,439    $ 4,647
Interest capitalized                          (3,364)    (2,774)    (6,438)    (4,642)
                                             -------    -------    -------    -------
Interest expensed                            $    --    $     3    $     1    $     5
                                             =======    =======    =======    =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 3 - NOTES PAYABLE

Notes payable consists of:
                                                        June 30,    December 31,
                                                          2001         2000
                                                        --------     --------
                                                            (in thousands)
$100 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime (6.75% at June 30, 2001) or LIBOR (rates
  varying from 3.79% to 3.835% at June 30, 2001)
  plus 2.0%, payable at the earlier of close of
  escrow, maturity date of individual homes and
  lots within the collateral pool or over a
  24-month period beginning June 1, 2003, secured
  by first deeds of trust on real estate                $ 19,702     $ 50,354

$75 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime or LIBOR plus 2.0%, payable at the earlier
  of close of escrow, maturity date of individual
  homes and lots within the line or May 31, 2002,
  secured by first deeds of trust on real estate           9,334       17,269

Acquisition and development seller carry back
  financing, interest payable monthly at fixed
  rates of 9% and 10% per annum; payable at the
  maturity date of the individual projects,
  secured by first deeds of trust on land                  4,433        3,516

Senior unsecured notes, maturing June 1, 2011,
  annual interest of 9.75% payable semi-annually         165,000           --

Senior unsecured notes, paid in full May 30, 2001             --       15,000

Other                                                         --           13
                                                        --------     --------

     Total                                              $198,469     $ 86,152
                                                        ========     ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4 - EARNINGS PER SHARE

     Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         --------------------    --------------------
                                                           2001        2000        2001        2000
                                                         --------    --------    --------    --------
BASIC:
Earnings before extraordinary item                       $ 12,939    $  8,573    $ 20,329    $ 13,344
Extraordinary item, net of tax benefit                       (446)         --        (446)         --
                                                         --------    --------    --------    --------
Net earnings                                             $ 12,493    $  8,573    $ 19,883    $ 13,344
                                                         ========    ========    ========    ========
Weighted average number of shares outstanding               5,303       5,287       5,213       5,287
                                                         --------    --------    --------    --------
Basic earnings per share before extraordinary item       $   2.44    $   1.62    $   3.89    $   2.52
Extraordinary item                                           (.08)         --        (.08)         --
                                                         --------    --------    --------    --------
Basic earnings per share                                 $   2.36    $   1.62    $   3.81    $   2.52
                                                         ========    ========    ========    ========
DILUTED:
Earnings before extraordinary item                       $ 12,939    $  8,573    $ 20,329    $ 13,344
Extraordinary item, net of tax benefit                       (446)         --        (446)         --
                                                         --------    --------    --------    --------
Net earnings                                             $ 12,493    $  8,573    $ 19,883    $ 13,344
                                                         ========    ========    ========    ========
Weighted average number of shares outstanding               5,303       5,287       5,213       5,287
Effect of dilutive securities:
  Contingent shares and warrants                               --          --          --          37
  Options to acquire common stock                             586         439         561         451
                                                         --------    --------    --------    --------
Diluted weighted common shares outstanding                  5,889       5,726       5,774       5,775
                                                         --------    --------    --------    --------
Diluted earnings per share before extraordinary item     $   2.20    $   1.50    $   3.52    $   2.31
Extraordinary item                                           (.08)         --        (.08)         --
                                                         --------    --------    --------    --------
Diluted earnings per share                               $   2.12    $   1.50    $   3.44    $   2.31
                                                         ========    ========    ========    ========
Antidilutive stock options not included in diluted EPS         15         277          15         278
                                                         ========    ========    ========    ========

NOTE 5 - INCOME TAXES

     Total income tax expense for the three and six months ended June 30, 2001 was allocated as follows (in thousands):

                                           Three Months Ended   Six Months Ended
                                              June 30, 2001       June 30, 2001
                                              -------------       -------------
Income from continuing operations                $  8,205            $ 12,997
Extraordinary item                                   (285)               (285)
                                                 --------            --------
                                                 $  7,920            $ 12,712
                                                 ========            ========

Income tax expense attributable to income from continuing operations consists of (in thousands):

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                  --------------------     --------------------
                                    2001        2000         2001        2000
                                  --------    --------     --------    --------
Current:
  Federal                         $  7,271    $  4,520     $ 11,418    $  6,939
  State                                879         657        1,638       1,009
                                  --------    --------     --------    --------

                                     8,150       5,177       13,056       7,948
                                  --------    --------     --------    --------
Deferred:
  Federal                               65        (105)         (34)       (122)
  State                                (10)        (12)         (25)        (14)
                                  --------    --------     --------    --------

                                        55        (117)         (59)       (136)
                                  --------    --------     --------    --------

     Total                        $  8,205    $  5,060     $ 12,997    $  7,812
                                  ========    ========     ========    ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 6 - SEGMENT INFORMATION

     We classify our operations into three primary geographic segments: Texas, Arizona and California. These segments generate revenue through the sale of homes to external customers. We are not dependent on any one major customer.

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

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                              ----------------------    ----------------------
                                2001         2000         2001         2000
                              ---------    ---------    ---------    ---------
                                               (in thousands)
HOME SALES REVENUE:
  Texas                       $  67,381    $  52,281    $ 122,958    $ 101,711
  Arizona                        67,184       32,257      100,360       54,199
  California                     39,838       36,264       67,198       56,545
                              ---------    ---------    ---------    ---------
         Total                $ 174,403    $ 120,802    $ 290,516    $ 212,455
                              =========    =========    =========    =========


EBIT:
  Texas                       $  11,532    $   8,769    $  21,062    $  15,779
  Arizona                         7,220        2,762        9,424        3,757
  California                      6,161        5,631        9,294        7,942
  Corporate and other            (1,112)      (1,389)      (1,837)      (2,615)
                              ---------    ---------    ---------    ---------
         Total                $  23,801    $  15,773    $  37,943    $  24,863
                              =========    =========    =========    =========

AMORTIZATION OF CAPITALIZED INTEREST:
  Texas                       $     564    $     656    $   1,147    $   1,291
  Arizona                         1,435          933        2,416        1,511
  California                        658          548        1,053          900
                              ---------    ---------    ---------    ---------
         Total                $   2,657    $   2,137    $   4,616    $   3,702
                              =========    =========    =========    =========

                                                           At           At
                                                        June 30,    December 31,
                                                          2001         2000
                                                        ---------    ---------
                                                            (in thousands)
ASSETS:
  Texas                                                 $ 131,622    $ 108,238
  Arizona                                                 207,648      102,746
  California                                               71,963       53,723
  Corporate                                                 6,119        2,368
                                                        ---------    ---------
         Total                                          $ 417,352    $ 267,075
                                                        =========    =========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - HANCOCK ACQUISITION

     On May 30, 2001, we acquired substantially all of the homebuilding and related assets of HC Builders, Inc. and Hancock Communities, L.L.C. (collectively "Hancock"). The purchase price was $65.8 million in cash, plus the assumption of trade payables, accrued liabilities and customer deposit liabilities totaling $8.7 million and a note totaling $1.9 million. In addition, we granted to Greg Hancock, the founder of Hancock Communities, an earn-out, payable over three years, equal to 20% of Hancock's pre-tax net income after a 10.5% charge on capital. Hancock designs, builds and markets a wide range of high-quality homes in the Phoenix, Arizona area with a focus on serving the entry-level and move-up single-family housing markets and is currently developing affordable age-restricted adult communities. During 2000, Hancock closed 1,143 homes at an average selling price of $160,700, resulting in total revenues of $183.7 million and EBITDA of $16.9 million.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded goodwill of approximately $11.4 million, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Such amount is being amortized over a period of 20 years.

     The following unaudited pro forma financial data for the three and six months ended June 30, 2001 and 2000 has been prepared as if the acquisition of the assets and liabilities of Hancock on May 30, 2001 had occurred on January 1, 2000. Unaudited pro forma financial data is presented for informational purposes only and is based on historical information. This information may not be indicative of the actual amounts of the Company had the events occurred on the date listed above, nor does it purport to represent future periods (in thousands, except per share data):

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       -------------------   -------------------
                                         2001       2000       2001       2000
                                       --------   --------   --------   --------
Revenue                                $209,637   $165,992   $344,824   $292,631
Expenses before extraordinary item       18,484     10,344     26,138     15,640
Net earnings                             18,484     10,344     26,138     15,194
Diluted EPS before extraordinary item      3.14       1.81       4.53       2.71
Diluted EPS after extraordinary item       3.14       1.81       4.53       2.63

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment, in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of Statement 142.

     Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     The Company currently has unamortized goodwill in the amount of approximately $28.8 million, that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $597,000 and $1,067,000 for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively. The Company has not determined the impact of the immediate adoption of Statement 141 and the adoption of Statement 142 on January 1, 2002 will not have a material impact on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include the expected benefits of the Hancock acquisition, including future closings and Hancock's contribution to our revenues and earnings, projections of revenue, income or loss, capital expenditures, backlog, plans for future operations, financing needs or plans and liquidity, and plans relating to our housing products or services, as well as assumptions relating to the foregoing. Our past performance or past or present economic conditions in our housing markets may not be indicative of future performance and conditions.

     Actual results may differ materially from those expressed in forward-looking statements. Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000, including "Business", "Market for the Registrant's Common Stock and
Related Stockholder Matters", in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Factors That May Affect Our Future Results and Financial Condition," and "Special Note of Caution Regarding Forward-Looking Statements" describe factors, among others, that could contribute to or cause such differences. These factors may also affect our business generally. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements and that could affect our business generally, are described in our Form S-4 filed with the SEC on July 18, 2001. As a result of these factors, the Company's stock and bond prices may fluctuate dramatically.

     RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding our results of operations for the three and six month periods ended June 30, 2001 and 2000. All material balances and transactions between us and our subsidiaries have been eliminated in consolidation. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

     HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The data provided below shows operating and financial data regarding our homebuilding activities (in thousands).

                           Three Months Ended                  Six Months Ended
                                June 30,        Percentage         June 30,         Percentage
                         --------------------    Increase    --------------------    Increase
Home Sales Revenue         2001        2000     (Decrease)     2001        2000     (Decrease)
                         --------    --------   ----------   --------    --------   ----------
Total
Dollars                  $174,403    $120,802       44%      $290,516    $212,455       37%
Homes closed                  773         525       47%         1,289         965       34%
Average sales price      $  225.6    $  230.1       (2)%     $  225.4    $  220.2        2%

Texas
Dollars                  $ 67,381    $ 52,281       29%      $122,958    $101,711       21%
Homes closed                  400         303       32%           720         605       19%
Average sales price      $  168.5    $  172.5       (2)%     $  170.8    $  168.1        2%

Arizona
Dollars                  $ 67,184    $ 32,257      108%      $100,360    $ 54,199       85%
Homes closed                  268         117      129%           394         196      101%
Average sales price      $  250.7    $  275.7       (9)%     $  254.7    $  276.5       (8)%

California
Dollars                  $ 39,838    $ 36,264       10%      $ 67,198    $ 56,545       19%
Homes closed                  105         105       --            175         164        7%
Average sales price      $  379.4    $  345.4       10%      $  384.0    $  344.8       11%

                           Three Months Ended                  Six Months Ended
                                June 30,        Percentage         June 30,         Percentage
                         --------------------    Increase    --------------------    Increase
Sales Contracts            2001        2000     (Decrease)     2001        2000     (Decrease)
                         --------    --------   ----------   --------    --------   ----------
Total
Dollars                  $174,858    $147,770       18%      $351,752    $296,670       19%
Homes ordered                 757         590       28%         1,497       1,219       23%
Average sales price      $  231.0    $  250.5       (8)%     $  235.0    $  243.4       (3)%

Texas
Dollars                  $ 69,324    $ 57,561       20%      $142,832    $118,481       21%
Homes ordered                 422         317       33%           859         672       28%
Average sales price      $  164.3    $  181.6      (10)%     $  166.3    $  176.3       (6)%

Arizona
Dollars                  $ 68,513    $ 44,922       53%      $135,828    $ 88,859       53%
Homes ordered                 242         143       69%           455         280       63%
Average sales price      $  283.1    $  314.1      (10)%     $  298.5    $  317.4       (6)%

California
Dollars                  $ 37,021    $ 45,287      (18)%     $ 73,092    $ 89,330      (18)%
Homes ordered                  93         130      (28)%          183         267      (31)%
Average sales price      $  398.1    $  348.4       14%      $  399.4    $  334.6       19%

                                                   At June 30,        Percentage
                                              --------------------     Increase
Net Sales Backlog                               2001        2000      (Decrease)
                                              --------    --------    ----------
Total
Dollars                                       $478,658    $305,100        57%
Homes in backlog                                 2,064       1,247        66%
Average sales price                           $  231.9    $  244.7        (5)%

Texas
Dollars                                       $139,439    $110,753        26%
Homes in backlog                                   834         633        32%
Average sales price                           $  167.2    $  175.0        (4)%

Arizona
Dollars                                       $258,199    $128,978       100%
Homes in backlog                                 1,015         408       149%
Average sales price                           $  254.4    $  316.1       (20)%

California
Dollars                                       $ 81,020    $ 65,369        24%
Homes in backlog                                   215         206         4%
Average sales price                           $  376.8    $  317.3        19%

     HOME SALES REVENUE. The increases in total home sales revenue and number of homes closed in the second quarter and first six months of 2001 compared to the same periods of 2000 resulted mainly from good performances in all of our divisions, continued growth in our mid-priced home closings in Arizona and the addition of Hancock Communities to our operations in Phoenix, Arizona. In June 2001 Hancock contributed 70 home closings with home sales revenue of $12.1 million.

     SALES CONTRACTS. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate approximating 23% of gross sales, which we believe is consistent with industry standards. Total sales contracts increased in the second quarter and first six months of 2001 compared to the same periods of 2000 due mainly to sales growth in Dallas/Ft. Worth, the continued expansion of our mid-priced Meritage Phoenix division in Arizona, and the addition of Hancock Communities to our operations. During the month of June, 2001, Hancock received 70 home contracts. The decrease in sales contracts in our Northern California region for the second quarter and first six months of 2001 reflects the lack of available lot inventory caused by the early sellout of communities late in 2000.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. Total dollar backlog at June 30, 2001 increased 57% over the June 30, 2000 amount due to an increase in the number of homes in backlog. The number of homes in backlog at June 30, 2001 increased 66% over the same date in the prior year. These increases resulted from expansion of our operations in our mid-priced Meritage Phoenix division in Arizona and the Hancock acquisition. We have included in our June 30, 2001 backlog 610 pre-sold Hancock homes with an aggregate dollar value of approximately $107.5 million. The beginning balance of the purchased Hancock homes were not included as sales contracts received during the three and six months ended June 30, 2001.

     OTHER OPERATING INFORMATION

                                       Three Months Ended June 30,          Six Months Ended June 30,
                                     --------------------------------    --------------------------------
                                                           Percentage                          Percentage
                                                            Increase                            Increase
                                      2001       2000      (Decrease)      2001      2000      (Decrease)
                                     -------    -------    ----------    -------    -------    ----------
HOME SALES GROSS PROFIT
Dollars                              $37,574    $24,276        55%       $61,108    $40,973        49%
Percentage of home sales revenues       21.5%      20.1%      1.4%          21.0%      19.3%      1.7%

COMMISSIONS AND OTHER SALES COSTS
Dollars                              $ 9,435     $6,458        46%       $16,448    $12,237        34%
Percent of home sales revenue            5.4%       5.3%         *           5.7%       5.8%        *

GENERAL AND ADMINISTRATIVE COSTS
Dollars                              $ 7,884     $4,850        63%       $12,819    $ 8,854        45%
Percent of total revenue                 4.5%       4.0%         *           4.4%       4.1%        *

INCOME TAXES
Dollars                              $ 8,205     $5,060        62%       $12,997    $ 7,812        66%
Percent of income before taxes and
  extraordinary item                    38.8%      37.1%      1.7%          39.0%      36.9%      2.1%

----------
* - Less than 1%

     HOME SALES GROSS PROFIT. Gross profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, home construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The dollar increases in gross profit for the three and six months ended June 30, 2001 are attributable to the increase in the number of homes closed and to continued strength in our markets, allowing increases in sales prices which expanded gross margins.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $9.4 million, or 5.4% of home sales revenue, in the three months ended June 30, 2001, as compared to approximately $6.5 million, or 5.3% of home sales revenue in the second quarter of 2000. For the first six months of 2001, commissions and other sales costs were approximately $16.4 million or 5.7% of home sales revenue, compared with $12.2 million, or 5.8%, of home sales revenue for the first half of 2000.

     GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs were approximately $7.9 million, or 4.5% of total revenue in the second quarter of 2001, as compared to approximately $4.9 million, or 4.0% of total revenue in 2000. General and administrative costs were approximately $12.8 million, or 4.4% of total revenue in the first six months of 2001, as compared to approximately $8.9 million, or 4.2% of total revenue in the same period for the same period of 2000. General and administrative costs in 2001 were higher as a percentage of revenue in comparison to the prior year due mainly to the strong performance of our Northern California region which resulted in a larger-than-typical earn-out per the term of the purchase contract when we acquired the division.

     INCOME TAXES. The increases in income taxes for the quarter and six months ended June 30, 2001 from the prior year resulted from an increase in pre-tax income, along with a slightly higher effective tax rate.

     LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, lot development and home construction. We use a combination of borrowings and funds generated by operations to meet our working capital requirements.

     At June 30, 2001, we had short-term secured revolving construction loan and acquisition and development facilities totaling $175.0 million, of which approximately $29.0 million was outstanding. An additional $120.6 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date, subject to compliance with the financial and other covenants in our loan agreements. This additional borrowing is limited to approximately $56 million under such loan covenants.

     On May 30, 2001, we issued $165 million in principal amount of 9.75% senior notes due June 1, 2011. Approximately $66 million of the proceeds of this offering were used to complete the acquisition of the assets and liabilities of Hancock, approximately $78 million were used to pay down existing bank debt and approximately $15.9 million was used to repay existing senior notes. This early repayment of debt resulted in prepayment penalty fees of approximately $731,000, which net of the related income tax benefit, is recorded as an extraordinary loss of $446,000 in the second quarter of 2001.

The 9.75% unsecured senior notes require us to comply with a number of covenants including:

     1)   Limitations on additional indebtedness,
     2) Limitations on the payment of dividends, redemption of equity interests and certain investments,
     3)   Maintenance of a minimum level of consolidated tangible net worth,
     4)   Limitations on liens securing certain obligations, and
     5) Limitations on the sale of assets, mergers and consolidations and transactions with affiliates.

     Management believes that the Company's current borrowing capacity, cash on hand at June 30, 2001 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of our other credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not enter into derivative financial instruments for trading purposes, though we do have other financial instruments in the form of notes payable and senior debt. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations. The interest rate on our senior debt is at a fixed rate.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     EXHIBIT                                                        PAGE OR
     NUMBER                    DESCRIPTION                      METHOD OF FILING
     ------                    -----------                      ----------------
       10.1    Modification to $65,000,000 Line of Credit        Filed herewith

       99      Private Securities Litigation Reform Act of       Filed herewith
               1995 Safe Harbor Compliance Statement for
               Forward-Looking Statements

(b)  REPORTS ON FORM 8-K

     On May 10, 2001, we filed a report on Form 8-K describing our anticipated acquisition of the homebuilding assets of Hancock Communities and our intent to issue 9.75% senior notes due 2011 in a private placement. On May 11, 2001, we filed an amendment to our Form 8-K updating certain information relating to the Hancock acquisition.

     On June 6, 2001, we filed a report on Form 8-K describing the completion of our private placement of $165 million in principal amount of 9.75% senior notes due 2011 and the completion of the Hancock acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2001.


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