Form 10-Q
period 2001-09-30
MERITAGE CORP
filed 2001-11-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 1-9977


                              MERITAGE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                MARYLAND                                          86-0611231
      (State of Other Jurisdiction                             (I.R.S. Employer
    of Incorporation or Organization)                        Identification No.)


  6613 NORTH SCOTTSDALE ROAD, SUITE 200
           SCOTTSDALE, ARIZONA                                      85250
(Address of Principal Executive Offices)                          (Zip Code)


                                 (480) 998-8700
              (Registrant's Telephone Number, Including Area Code)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

AS OF NOVEMBER 10, 2001, 5,412,006 SHARES OF MERITAGE CORPORATION COMMON STOCK WERE OUTSTANDING.

================================================================================

                              MERITAGE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS:

            Consolidated Balance Sheets as of September 30, 2001
            (unaudited) and December 31, 2000 .........................      3

            Consolidated Statements of Earnings for the Three and
            Nine Months ended September 30, 2001 and 2000
            (unaudited) ...............................................      4

            Consolidated Statements of Cash Flows for the Nine
            Months ended September 30, 2001 and 2000 (unaudited) ......      5

            Notes to Consolidated Financial Statements ................      6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .......................     12

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK ...............................................     16

PART II. OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................     17

SIGNATURES ............................................................    S-1

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       2001          2000
                                                                    ---------      ---------
                                                                   (UNAUDITED)
ASSETS
  Cash and cash equivalents                                         $   1,456      $   4,397
  Real estate under development                                       346,277        211,307
  Deposits on real estate under option or contract                     40,635         24,251
  Receivables                                                           4,377          2,179
  Deferred tax asset                                                    1,961            543
  Goodwill                                                             29,355         17,675
  Property and equipment, net                                           8,949          4,717
  Other assets                                                          7,178          2,006
                                                                    ---------      ---------

                Total Assets                                        $ 440,188      $ 267,075
                                                                    =========      =========

LIABILITIES
  Accounts payable and accrued liabilities                          $  78,119      $  48,907
  Home sale deposits                                                   15,929         10,917
  Notes payable                                                       186,082         86,152
                                                                    ---------      ---------
                Total Liabilities                                     280,130        145,976
                                                                    ---------      ---------
STOCKHOLDERS' EQUITY
  Common stock, par value $0.01. Authorized 50,000,000
    shares; issued and outstanding 6,208,969 shares at
    September 30, 2001 and 5,922,822 shares at
    December 31, 2000                                                      62             59
  Additional paid-in capital                                          106,919        102,526
  Retained earnings                                                    64,300         29,530
  Treasury stock at cost; 818,963 shares at September 30, 2001
    and 811,963 at December 31, 2000                                  (11,223)       (11,016)
                                                                    ---------      ---------
                Total Stockholders' Equity                            160,058        121,099
                                                                    ---------      ---------

  Total Liabilities and Stockholders' Equity                        $ 440,188      $ 267,075
                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                ------------------------      ------------------------
                                                   2001           2000           2001          2000
                                                ---------      ---------      ---------      ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Home sales revenue                              $ 207,177      $ 134,464      $ 497,693      $ 346,919
Land sales revenue                                     --          1,412          1,598          4,115
                                                ---------      ---------      ---------      ---------
                                                  207,177        135,876        499,291        351,034
                                                ---------      ---------      ---------      ---------

Cost of home sales                               (161,468)      (105,629)      (390,876)      (277,111)
Cost of land sales                                     --         (1,264)        (1,474)        (3,648)
                                                ---------      ---------      ---------      ---------
                                                 (161,468)      (106,893)      (392,350)      (280,759)
                                                ---------      ---------      ---------      ---------

Home sales gross profit                            45,709         28,835        106,817         69,808
Land sales gross profit                                --            148            124            467
                                                ---------      ---------      ---------      ---------
                                                   45,709         28,983        106,941         70,275

Commissions and other sales costs                 (10,954)        (7,291)       (27,402)       (19,528)
General and administrative costs                  (11,433)        (5,364)       (24,251)       (14,213)
Interest expense                                       --             (1)            (1)            (6)
Other income, net                                     669            319          2,030          1,274
                                                ---------      ---------      ---------      ---------
Earnings before income taxes and
    extraordinary items                            23,991         16,646         57,317         37,802
Income taxes                                       (9,316)        (6,137)       (22,314)       (13,949)
                                                ---------      ---------      ---------      ---------
Earnings before extraordinary items                14,675         10,509         35,003         23,853
Extraordinary items, net of tax effects               212             --           (233)            --
                                                ---------      ---------      ---------      ---------

Net earnings                                    $  14,887      $  10,509      $  34,770      $  23,853
                                                =========      =========      =========      =========

Earnings per share:

Basic:
  Earnings before extraordinary items           $    2.73      $    2.06      $    6.64      $    4.57
  Extraordinary items, net of tax effects            0.04             --          (0.04)            --
                                                ---------      ---------      ---------      ---------
        Net earnings per share                  $    2.77      $    2.06      $    6.60      $    4.57
                                                =========      =========      =========      =========
Diluted:
  Earnings before extraordinary items           $    2.46      $    1.85      $    6.02      $    4.15
  Extraordinary items, net of tax effects            0.04             --          (0.04)            --
                                                ---------      ---------      ---------      ---------
      Net earnings per share                    $    2.50      $    1.85      $    5.98      $    4.15
                                                =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              2001           2000
                                                                            ---------      ---------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                              $  34,770      $  23,853
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
    Depreciation and amortization                                               3,747          2,320
    (Increase) decrease in deferred tax asset before extraordinary item        (1,418)            28
    Stock option compensation expense                                              --             73
    Tax benefit from stock option exercise                                      2,376             --
  Change in assets and liabilities, net of effect of acquisition in 2001:
    Increase in real estate under development                                 (80,425)       (51,452)
    Increase in deposits on real estate under option or contract               (7,485)        (3,394)
    Increase in receivables and other assets                                   (8,316)          (350)
    Increase in accounts payable and accrued liabilities                       22,322          7,455
    Increase in home sale deposits                                              2,509          4,300
                                                                            ---------      ---------
    Net cash used in operating activities                                     (31,920)       (17,167)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisition                                                   (65,759)        (5,158)
  Purchases of property and equipment                                          (5,115)        (2,206)
                                                                            ---------      ---------
    Net cash used in investing activities                                     (70,874)        (7,364)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                  551,809        318,723
  Repayments of debt                                                         (453,769)      (298,093)
  Repurchase of stock                                                            (207)        (8,507)
  Proceeds from exercises of stock options                                      2,020            564
                                                                            ---------      ---------
    Net cash provided by financing activities                                  99,853         12,687
                                                                            ---------      ---------

Net decrease in cash and cash equivalents                                      (2,941)       (11,844)
Cash and cash equivalents at beginning of period                                4,397         13,422
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $   1,456      $   1,578
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
                                                                            =========

           See accompanying notes to consolidated financial statements.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     We develop, construct and sell new high-quality, single-family homes in the semi-custom luxury, move-up and entry-level markets. We operate in the Dallas/Fort Worth, Austin and Houston, Texas markets as Legacy Homes, in the Phoenix/Scottsdale and Tucson, Arizona markets as Monterey Homes, Hancock Communities and Meritage Homes, and in the East San Francisco Bay and Sacramento, California markets as Meritage Homes.

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

NOTE 2 - REAL ESTATE UNDER DEVELOPMENT AND CAPITALIZED INTEREST

The components of real estate under development are (in thousands):

                                         SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                         ------------------    -----------------
Homes under contract, in production           $159,589              $ 92,881
Finished home sites                             84,014                60,630
Home sites under development                    55,999                27,636
Model homes and homes held for resale           43,626                26,937
Land held for development                        3,049                 3,223
                                              --------              --------
                                              $346,277              $211,307
                                              ========              ========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of sales when the property is delivered to the buyer. A summary of interest capitalized and interest expensed follows (in thousands):

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                               ----------------------      ----------------------
                                                 2001          2000          2001          2000
                                               --------      --------      --------      --------
Beginning unamortized capitalized interest     $  7,248      $  4,911      $  5,426      $  3,971
Interest capitalized                              5,430         2,975        11,868         7,617
Amortized to cost of home and land sales         (3,576)       (2,203)       (8,192)       (5,905)
                                               --------      --------      --------      --------
Ending unamortized capitalized interest        $  9,102      $  5,683      $  9,102      $  5,683
                                               ========      ========      ========      ========

Interest incurred                              $  5,430      $  2,976      $ 11,869      $  7,623
Interest capitalized                             (5,430)       (2,975)      (11,868)       (7,617)
                                               --------      --------      --------      --------
Interest expensed                              $     --      $      1      $      1      $      6
                                               ========      ========      ========      ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE

Notes payable consists of:

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                2001            2000
                                                                              --------        --------
                                                                                  (IN THOUSANDS)
$100 million bank revolving construction line of credit, interest payable monthly approximating prime (6.0% at September 30, 2001) or
  LIBOR (rates varying from 2.57% to 2.66% at September 30, 2001) plus
  2.0%, payable at the earlier of close of escrow, maturity date of individual homes and lots within the collateral pool or over a
  24-month period beginning June 1, 2003, secured by first deeds of
  trust on real estate                                                        $  9,880        $ 50,354

$75 million bank revolving construction line of credit, interest payable monthly approximating prime or LIBOR plus 2.0%, payable at the earlier of close of escrow, maturity date of individual homes and lots within the line or May 31, 2002, secured by first deeds of trust on
  real estate                                                                   14,998          17,269

Acquisition and development seller carry back financing, interest payable monthly at fixed rates of 9% and 10% per annum; payable at the maturity date of the individual projects, secured by first deeds of
  trust on land                                                                  6,204           3,516

Senior unsecured notes, maturing June 1, 2011, annual interest of 9.75%
  payable semi-annually                                                        155,000              --

Senior unsecured notes, paid in full May 30, 2001                                   --          15,000

Other                                                                               --              13
                                                                              --------        --------

     Total                                                                    $186,082        $ 86,152
                                                                              ========        ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                           ---------------------     ----------------------
                                                             2001         2000         2001          2000
                                                           --------     --------     --------      --------
BASIC:
Earnings before extraordinary items                        $ 14,675     $ 10,509     $ 35,003      $ 23,853
Extraordinary items, net of tax effects                         212           --         (233)           --
                                                           --------     --------     --------      --------
Net earnings                                               $ 14,887     $ 10,509     $ 34,770      $ 23,853
                                                           ========     ========     ========      ========

Weighted average number of shares outstanding                 5,367        5,097        5,264         5,224
                                                           --------     --------     --------      --------
Basic earnings per share before extraordinary items        $   2.73     $   2.06     $   6.64      $   4.57
Extraordinary items                                             .04           --         (.04)           --
                                                           --------     --------     --------      --------
Basic earnings per share                                   $   2.77     $   2.06     $   6.60      $   4.57
                                                           ========     ========     ========      ========

DILUTED:
Earnings before extraordinary items                        $ 14,675     $ 10,509     $ 35,003      $ 23,853
Extraordinary items, net of tax effects                         212           --         (233)           --
                                                           --------     --------     --------      --------
Net earnings                                               $ 14,887     $ 10,509     $ 34,770      $ 23,853
                                                           ========     ========     ========      ========

Weighted average number of shares outstanding                 5,367        5,097        5,264         5,224
Effect of dilutive securities:
   Contingent shares and warrants                                --           --           --            25
   Options to acquire common stock                              596          582          546           496
                                                           --------     --------     --------      --------
Diluted weighted common shares outstanding                    5,963        5,679        5,810         5,745
                                                           --------     --------     --------      --------

Diluted earnings per share before extraordinary items      $   2.46     $   1.85     $   6.02      $   4.15
Extraordinary items                                            0.04           --        (0.04)           --
                                                           --------     --------     --------      --------
Diluted earnings per share                                 $   2.50     $   1.85     $   5.98      $   4.15
                                                           ========     ========     ========      ========

Antidilutive stock options not included in diluted EPS           --          102           --           265
                                                           ========     ========     ========      ========

NOTE 5 - EXTRAORDINARY ITEMS

     During the quarter ended September 30, 2001 we recognized an extraordinary gain of $212,000, net of related income tax effect of $136,000. This gain resulted from the purchase and retirement of $10 million in principal of our 9.75% senior notes due June 1, 2011, which we bought back at 93.25.

     The nine months ended September 30, 2001, includes as an extraordinary item a $446,000 loss, net of a $285,000 tax benefit, due to the early extinguishment of $15 million of senior unsecured debt in May 2001.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - INCOME TAXES

     Total income tax expense for the three and nine months ended September 30, 2001 was allocated as follows (in thousands):

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                        ------------------    ------------------
Income from continuing operations             $ 9,316              $ 22,314
Extraordinary items                               136                  (149)
                                              -------              --------
                                              $ 9,452              $ 22,165
                                              =======              ========

Income tax expense attributable to income from continuing operations consists of (in thousands):

                        THREE MONTHS ENDED           NINE MONTHS ENDED
                           SEPTEMBER 30,               SEPTEMBER 30,
                      ----------------------      ----------------------
                        2001          2000          2001          2000
                      --------      --------      --------      --------
     Current:
          Federal     $  8,743      $  5,263      $ 20,162      $ 12,202
          State          1,933           710         3,571         1,719
                      --------      --------      --------      --------
                        10,676         5,973        23,733        13,921
                      --------      --------      --------      --------
     Deferred:
          Federal       (1,178)          147        (1,212)           25
          State           (182)           17          (207)            3
                      --------      --------      --------      --------
                        (1,360)          164        (1,419)           28
                      --------      --------      --------      --------

          Total       $  9,316      $  6,137      $ 22,314      $ 13,949
                      ========      ========      ========      ========

NOTE 7 - SEGMENT INFORMATION

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

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - SEGMENT INFORMATION (CONT.)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          ------------------------      ------------------------
                                             2001           2000           2001          2000
                                          ---------      ---------      ---------      ---------
                                                              (IN THOUSANDS)
HOME SALES REVENUE:
   Texas                                  $  62,306      $  58,932      $ 185,264      $ 160,643
   Arizona                                  100,794         45,168        201,154         99,367
   California                                44,077         30,364        111,275         86,909
                                          ---------      ---------      ---------      ---------
          Total                           $ 207,177      $ 134,464      $ 497,693      $ 346,919
                                          =========      =========      =========      =========

EBIT:
   Texas                                  $  10,892      $  10,449      $  31,954      $  26,228
   Arizona                                   10,063          4,862         19,487          8,619
   California                                 8,098          5,033         17,392         12,975
   Corporate and other                       (1,486)        (1,493)        (3,323)        (4,109)
                                          ---------      ---------      ---------      ---------
          Total                           $  27,567      $  18,851      $  65,510      $  43,713
                                          =========      =========      =========      =========

AMORTIZATION OF CAPITALIZED INTEREST:
   Texas                                  $     625      $     585      $   1,772      $   1,876
   Arizona                                    2,001          1,213          4,417          2,724
   California                                   950            405          2,003          1,305
                                          ---------      ---------      ---------      ---------
          Total                           $   3,576      $   2,203      $   8,192      $   5,905
                                          =========      =========      =========      =========

                                                                            AT             AT
                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           2001           2000
                                                                         --------       --------
                                                                             (IN THOUSANDS)
ASSETS:
   Texas                                                                 $140,077       $108,238
   Arizona                                                                217,497        102,746
   California                                                              80,722         53,723
   Corporate                                                                1,892          2,368
                                                                         --------       --------
          Total                                                          $440,188       $267,075
                                                                         ========       ========

NOTE 8 - HANCOCK ACQUISITION

     On May 30, 2001, we acquired substantially all of the homebuilding and related assets of HC Builders, Inc. and Hancock Communities, L.L.C. (collectively "Hancock"). The purchase price was $65.8 million in cash, plus the assumption of trade payables, accrued liabilities and customer deposit liabilities totaling $9.4 million and a note totaling $1.9 million. In addition, we granted to Greg Hancock, the founder of Hancock Communities, an earn-out, payable over three years, equal to 20% of Hancock's pre-tax net income after a 10.5% charge on capital. Hancock designs, builds and markets a wide range of high-quality homes in the Phoenix, Arizona area with a focus on serving the entry-level and move-up single-family housing markets and is currently developing affordable age-restricted adult communities. During 2000, Hancock closed 1,143 homes at an average selling price of $160,700, resulting in total revenues of $183.7 million and EBITDA of $16.9 million.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded goodwill of approximately $11.4 million, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Such amount is being amortized over a period of 20 years.

     The following unaudited pro forma financial data for the three and nine months ended September 30, 2001 and 2000 has been prepared as if the acquisition of the assets and liabilities of Hancock on May 30, 2001 had occurred on January 1, 2000. Unaudited pro forma financial data is presented for informational purposes only and is based on historical information. This information may not be indicative of the actual amounts of the Company had the events occurred on the date listed above, nor does it purport to represent future periods (in thousands except per share data):

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                           ---------------------     ---------------------
                                             2001         2000         2001         2000
                                           --------     --------     --------     --------
Revenue                                    $207,177     $194,294     $552,001     $486,925
Earnings before extraordinary items          14,675       12,671       40,728       28,311
Net earnings                                 14,887       12,671       40,940       27,865
Diluted EPS before extraordinary items         2.46         2.23         7.01         4.93
Diluted EPS after extraordinary items          2.50         2.23         7.05         4.85

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

     On October 3, 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a COMPONENT OF AN ENTITY that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management believes that the adoption of this statement on January 1, 2002 will not have a material impact on our financial position.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

     As of September 30, 2001, the Company had unamortized goodwill in the amount of approximately $29.4 million, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $1,004,000 and $1,067,000 for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. The Company has not determined the impact of the immediate adoption of Statement 141 or the adoption of Statement 142 on January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include the expected benefits of the Hancock acquisition, including future closings and Hancock's contribution to our revenue and earnings, projections of revenue, income or loss, capital expenditures, backlog, plans for future operations, financing needs or plans and liquidity, and plans relating to our housing products or services, as well as assumptions relating to the foregoing. Our past performance or past or present economic conditions in our housing markets may not be indicative of future performance and conditions.

     Actual results may differ materially from those expressed in forward-looking statements. Risks identified in Exhibit 99 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000, including under the captions "Business", "Market for the Registrant's Common Stock and Related Stockholder Matters", in the Notes to the Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors That May Affect Our Future Results and Financial Condition," and "Special Note of Caution Regarding Forward-Looking Statements" describe factors, among others, that could contribute to or cause such differences. These factors may also affect our business generally. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements and that could affect our business generally, are described in our Form S-4 filed with the SEC on July 18, 2001. As a result of these factors, the Company's stock and bond prices may fluctuate dramatically.

     RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding our results of operations for the three and nine month periods ended September 30, 2001 and 2000. All material balances and transactions between us and our subsidiaries have been eliminated in consolidation. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

     HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The data provided below shows operating and financial data regarding our homebuilding activities (dollars in thousands).

                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                              SEPTEMBER 30,         PERCENTAGE          SEPTEMBER 30,         PERCENTAGE
                        ------------------------     INCREASE      -----------------------     INCREASE
HOME SALES REVENUE         2001           2000      (DECREASE)       2001         2000        (DECREASE)
                        ---------      ---------    ----------     ---------    ---------     ----------
TOTAL
Dollars                 $ 207,177      $ 134,464       54%         $ 497,693    $ 346,919         43%
Homes closed                  938            588       60%             2,227        1,553         43%
Average sales price     $   220.9      $   228.7       (3)%        $   223.5    $   223.4          *

TEXAS
Dollars                 $  62,306      $  58,932        6%         $ 185,263    $ 160,643         15%
Homes closed                  357            334        7%             1,077          939         15%
Average sales price     $   174.5      $   176.4       (1)%        $   172.0    $   171.1          *

ARIZONA
Dollars                 $ 100,794      $  45,168      123%         $ 201,155    $  99,367         102%
Homes closed                  469            165      184%               863          361         139%
Average sales price     $   214.9      $   273.7      (22)%        $   233.1    $   275.3        (15)%

CALIFORNIA
Dollars                 $  44,077      $  30,364       45%         $ 111,275    $  86,909         28%
Homes closed                  112             89       26%               287          253         13%
Average sales price     $   393.5      $   341.2       15%         $   387.7    $   343.5         13%

----------
* Less than one percent

                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                              SEPTEMBER 30,         PERCENTAGE          SEPTEMBER 30,         PERCENTAGE
                        ------------------------     INCREASE      -----------------------     INCREASE
SALES CONTRACTS            2001           2000      (DECREASE)       2001         2000        (DECREASE)
                        ---------      ---------    ----------     ---------    ---------     ----------
TOTAL
Dollars                 $ 161,486      $173,930        (7)%        $ 513,237     $ 470,601         9%
Homes ordered                 723           731        (1)%            2,220         1,950        14%
Average sales price     $   223.4      $  237.9        (6)%        $   231.2     $   241.3        (4)%

TEXAS
Dollars                 $  50,409      $ 71,684       (30)%        $ 193,241     $ 190,166         2%
Homes ordered                 297           422       (30)%            1,156         1,094         6%
Average sales price     $   169.7      $  169.9         *          $   167.2     $   173.8        (4)%

ARIZONA
Dollars                 $  84,197      $ 59,912        41%         $ 220,025     $ 148,771        48%
Homes ordered                 359           194        85%               814           474        72%
Average sales price     $   234.5      $  308.8       (24)%        $   270.3     $   313.9       (14)%

CALIFORNIA
Dollars                 $  26,880      $ 42,334       (37)%        $  99,971     $ 131,664       (24)%
Homes ordered                  67           115       (42)%              250           382       (35)%
Average sales price     $   401.2      $  368.1         9%         $   399.9     $   344.7        16%

----------
*    Less than one percent

                                         AT SEPTEMBER 30,             PERCENTAGE
                                    -------------------------          INCREASE
NET SALES BACKLOG                     2001             2000           (DECREASE)
                                      ----             ----           ----------
TOTAL
   Dollars                          $432,968         $344,566             26%
   Homes in backlog                    1,849            1,390             33%
   Average sales price              $  234.2         $  247.9             (6)%

TEXAS
   Dollars                          $127,542         $123,505              3%
   Homes in backlog                      774              721              7%
   Average sales price              $  164.8         $  171.3             (4)%

ARIZONA
   Dollars                          $241,604         $143,722             68%
   Homes in backlog                      905              437            107%
   Average sales price              $  267.0         $  328.9            (19)%

CALIFORNIA
   Dollars                          $ 63,822         $ 77,339            (18)%
   Homes in backlog                      170              232            (27)%
   Average sales price              $  375.4         $  333.4             13%

     HOME SALES REVENUE. The increases in total home sales revenue and number of homes closed in the third quarter and first nine months of 2001 compared to the same periods of 2000 resulted mainly from strong markets at the time the orders for these closings were taken in all of our divisions, continued growth in our mid-priced communities in Arizona and the addition of Hancock Communities to our operations in Phoenix, Arizona, which was acquired on May 30, 2001. During the three and nine months ended September 30, 2000, 313 and 383 Hancock homes were closed, respectively.

     SALES CONTRACTS. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Sales contracts for the nine months ended September 30, 2001 are up from the previous year, due to 304 contracts from the Hancock acquisition and the strength of our markets earlier in the year. Total sales contracts decreased in the third quarter of 2001 compared to the same period of 2000 due mainly, we believe, to a combination of factors, including a difficult comparison to the prior year's very strong sales results, slowing in our high-end Monterey Scottsdale product and in our move-up Austin product, compounded by the events of September 11. These factors were mostly offset by the inclusion of 234 Hancock sales contracts in the third quarter of 2001. Historically, we have experienced a cancellation rate approximating 23% of gross sales, which we believe is consistent with industry norms. For the quarter, cancellation rates increased to 31% which we believe was caused by September 11.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. Total dollar backlog at September 30, 2001 increased 26% over the September 30, 2000 amount due to an increase in the number of homes in backlog. The number of homes in backlog at September 30, 2001 increased 33% over the same date in the prior year. These increases resulted mainly from our Hancock acquisition.

     OTHER OPERATING INFORMATION

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                      -----------------------------------    ----------------------------------
                                                               PERCENTAGE                           PERCENTAGE
                                                                INCREASE                              INCREASE
                                        2001         2000      (DECREASE)      2001        2000      (DECREASE)
                                        ----         ----      ----------      ----        ----      ----------
HOME SALES GROSS PROFIT
Dollars                               $45,709      $28,835        58.5%      $106,817     $69,808       53.0%
Percentage of home sales revenues        22.1%        21.4%          *           21.5%       20.1%       1.4%

COMMISSIONS AND OTHER SALES COSTS
Dollars                               $10,954      $ 7,291        50.2%      $ 27,402     $19,528       40.3%
Percent of home sales revenue             5.3%         5.4%          *            5.5%        5.6%         *

GENERAL AND ADMINISTRATIVE COSTS
Dollars                               $11,433      $ 5,364       113.1%      $ 24,251     $14,213       70.6%
Percent of total revenue                  5.5%         3.9%        1.6            4.9%        4.0%         *

INCOME TAXES
Dollars                               $ 9,316      $ 6,137        51.8%      $ 22,314     $13,949       60.0%
Percent of income before taxes
  and extraordinary items                38.8%        36.9%        1.9%          38.9%       36.9%       2.0%

* Less than one percent

     HOME SALES GROSS PROFIT. Gross profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, home construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The dollar increases in gross profit for the three and nine months ended September 30, 2001 are attributable to the greater number of home closings and due to the strong housing markets that existed at the time these homes were sold. We were also able to benefit from a reasonably favorable environment for controlling construction costs.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $11.0 million, or 5.3% of home sales revenue, in the three months ended September 30, 2001, as compared to approximately $7.3 million, or 5.4% of home sales revenue, in the third quarter of 2000. For the first nine months of 2001, commissions and other sales costs were approximately $27.4 million or 5.5% of home sales revenue, compared with $19.5 million, or 5.6% of home sales revenue, for the nine months of 2000.

     GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs were approximately $11.4 million, or 5.5% of total revenue, in the third quarter of 2001, as compared to approximately $5.4 million, or 3.9% of total revenue, in 2000. General and administrative costs were approximately $24.3 million, or 4.9% of total revenue, in the first nine months of 2001, as compared to approximately $14.2 million, or 4.0% of total revenue, for the same period of 2000. General and administrative costs in 2001 were higher as a percentage of revenue, in comparison to the prior year due to a general overall increase in these costs, and due to the strong closing performance of our Northern California region, which resulted in a larger-than-typical earn-out payment per the terms of the purchase contract when we acquired the division. The earn-out, which terminates in June 2002, is calculated based on 20 percent of the pre-tax earnings of the Northern California region after reduction for a capital charge.

     INCOME TAXES. The increases in income taxes for the quarter and nine months ended September 30, 2001 from the prior year resulted from an increase in pre-tax income, along with a slightly higher effective tax rate.

     LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, lot development and home construction. We use a combination of borrowings and funds generated by operations to meet our working capital requirements.

     At September 30, 2001, we had short-term secured revolving construction loan and acquisition and development facilities totaling $185.0 million, of which approximately $24.9 million was outstanding. An additional $123.7 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date, subject to compliance with the financial and other covenants in our loan agreements. This additional borrowing is limited to approximately $69 million under such loan covenants.

     In September 2001, we purchased and retired $10 million in principal amount of our 9.75% senior notes due June 1, 2011. The purchases were made at 93.25% of par and resulted in an extraordinary gain of $212,000, net of related income tax effect of $136,000.

     The 9.75% senior unsecured notes require us to comply with a number of covenants including:

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

     We believe that our current borrowing capacity, cash on hand at September 30, 2001 and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of our other credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not enter into derivative financial instruments for trading purposes, although we do have other financial instruments in the form of notes payable and senior debt. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations. The interest rate on our senior debt is at a fixed rate.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     EXHIBIT                                                                        PAGE OR
     NUMBER                             DESCRIPTION                             METHOD OF FILING
     ------                             -----------                             ----------------
      10.1     Employment Agreement between the Company and Larry W. Seay,
               dated October 1, 2001                                             Filed herewith

      99       Private Securities Litigation Reform Act of 1995 Safe Harbor
               Compliance Statement for Forward-Looking Statements               Filed herewith

     (B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2001.


                                         MERITAGE CORPORATION,
                                         a Maryland Corporation

                                         BY /s/ LARRY W. SEAY
                                            ------------------------------------
                                            Larry W. Seay
                                            Chief Financial Officer and
                                            Vice President-Finance
                                            (Principal Financial Officer and
                                            Duly Authorized Officer)