Form 10-K
period 2001-12-31
MERITAGE CORP
filed 2002-03-27
CIK 833079

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to__________

                          Commission File Number 1-9977

                              MERITAGE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Maryland                                               86-0611231
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

  6613 North Scottsdale Road, Suite 200                             85250
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant (3,968,028 shares) as of March 15, 2002, was $259,945,514, based on the closing sales price per share as reported by the New York Stock Exchange on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock on March 15, 2002 was 5,660,473.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions from the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2002 have been incorporated by reference into
Part III, Items 10, 11, 12 and 13.

================================================================================

                              MERITAGE CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
PART I

     Item 1. Business......................................................    3

     Item 2. Properties....................................................   10

     Item 3. Legal Proceedings.............................................   10

     Item 4. Submission of Matters to a Vote of Security Holders...........   10

PART II

     Item 5. Market for the Registrant's Common Stock and Related
             Stockholder Matters...........................................   11

     Item 6. Selected Financial Data.......................................   11

     Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   12

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk...   23

     Item 8. Financial Statements and Supplementary Data...................   23

     Item 9. Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure......................................   41

PART III

     Item 10. Directors and Executive Officers of the Registrant...........   41

     Item 11. Executive Compensation.......................................   41

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management...............................................   41

     Item 13. Certain Relationships and Related Transactions...............   41

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.....................................................   42

SIGNATURES ................................................................  S-1

                                     PART I

ITEM 1. BUSINESS

     We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona and California. We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base. We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989. To expand our presence in Arizona, we acquired Hancock Communities, another well-established homebuilder that serves the first-time and move-up markets in the Phoenix area, in 2001.

     We operate in Texas under the Legacy Homes name, in Arizona as Monterey Homes, Meritage Homes and Hancock Communities, and in Northern California as Meritage Homes. At December 31, 2001, we were actively selling homes in 74 communities, with base prices ranging from $90,000 to $820,000. Information about our active communities is provided through our Internet web site at www.meritagehomes.com. The information on our website is not considered part of this report.

COMPETITIVE STRENGTHS

     We believe we possess the following competitive strengths:

     CONSERVATIVE INVENTORY MANAGEMENT. We seek to minimize land and inventory risk in order to optimize our use of capital and maintain low leverage ratios. We accomplish this by:

     * generally purchasing land subject to complete entitlements, including zoning and utility services;
     * developing smaller parcels, generally projects that can be completed within a three-year period;
     * controlling approximately 70% of our land inventory through rolling options with relatively minimal deposit commitments;
     * managing housing inventory by pre-selling and obtaining substantial customer deposits on our homes prior to starting construction;
     *    limiting speculative home construction; and
     *    minimizing home construction cycles.

     DISCIPLINED FINANCIAL MANAGEMENT. We believe that our disciplined financial management policies enable us to achieve above-average returns on assets compared to our competitors in the homebuilding industry and maintain reasonable leverage ratios. Our rigorous investment requirements for the acquisition of land enable us to deploy capital efficiently and to preserve our cash flow for debt service.

     SUPERIOR MARGINS. Our focus on achieving high margins results in greater profitability during strong economic periods and also enables us to realize lower break-even points and higher pricing flexibility during slower economic periods. In addition to maintaining low overhead costs, we actively manage construction costs and pricing and marketing strategies in order to maximize margins. We seek to optimize our mix of available housing upgrades and customization features to offer the highest value to customers at the lowest cost. Within our pricing structure we provide our sales and marketing professionals with the autonomy and flexibility to respond rapidly to
competitive   offerings  in  our  markets  by  customizing  sales  programs  and incentives.

     EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY OWNERSHIP. Members of our senior management team have extensive experience in the homebuilding industry as well as in each of the local markets that we serve. Our co-chief executive officers and senior executives average over 15 years of homebuilding experience and each has a successful track record of delivering superior results in varying homebuilding cycles. In addition, our co-chief executive officers together beneficially own approximately 27% of our outstanding common stock.

     PRODUCT BREADTH. We believe that our product breadth and geographic diversity enhance our growth potential and help to reduce exposure to economic cycles. In Arizona, we serve the first-time and first and second-time move-up markets, and beginning in 2002, we plan to begin delivering homes in our active-adult communities. We also build for the Arizona luxury market, characterized by unique communities and distinctive luxury homes. In Texas, we target the first-time and first and second move-up markets, and in Northern California, we focus on first and second move-up homes.

BUSINESS STRATEGY

     We seek to distinguish ourselves from other production homebuilders and to respond rapidly to changing market conditions through a business strategy that incorporates the following:

     FOCUS ON HIGH GROWTH MARKETS. Our housing markets are located in three rapidly growing Sunbelt states. We operate in the Dallas/Ft. Worth, Austin and Houston, Texas, markets as Legacy Homes, in the Phoenix/Scottsdale and Tucson, Arizona, markets as Monterey Homes, Meritage Homes and Hancock Communities and in the East San Francisco Bay and Sacramento, California, markets as Meritage Homes. These areas are characterized by high job growth and in-migration trends, creating strong demand for new housing and we believe they represent attractive homebuilding markets with opportunities for long-term growth. We also believe that our operations in certain markets are well established and that we have developed a reputation for building distinctive quality homes within our markets.

     MAINTAIN LOW COST STRUCTURE. Throughout our history, we have focused on minimizing construction costs and overhead, and we believe this attention is a key factor in maintaining high cash flow margins and profitability. We reduce costs by:

     * using subcontractors for home construction and site improvement on a fixed-price basis;
     * obtaining favorable pricing from subcontractors through long-term relationships and high volume;
     * reducing interest carry by minimizing our inventory of unsold or speculative homes and shortening the home construction cycle;
     * generally beginning construction on a home once it is under contract, we have received a satisfactory earnest money deposit and the buyer has obtained approval for a mortgage loan;
     *    minimizing overhead by centralizing certain administrative activities;
          and
     * monitoring homebuilding production, scheduling and budgeting through management information systems.

     SUPERIOR DESIGN, QUALITY AND CUSTOMER SERVICE. We believe we maximize customer satisfaction by offering homes that are built with quality materials and craftsmanship, exhibit distinctive design features and are situated in premium locations. We believe that we generally offer higher caliber homes in their defined price range or category compared to those built by our competitors. In addition, we are committed to achieving the highest level of customer satisfaction as an integral part of our competitive strategy. As part of the sales process, our experienced sales personnel keep customers informed of their home's construction progress. After delivery, our customer care departments respond to homebuyers' questions and warranty matters.

     EXPANSION IN NEW AND EXISTING MARKETS. Depending on market conditions, we may explore expansion opportunities in new or existing geographic areas where we see an ability to exploit a competitive advantage. Expansion may occur through strategic acquisitions of existing homebuilders, through start-up operations or through internal growth. In pursuing expansion, we explore markets with demographic and other growth characteristics similar to our current markets and will pursue the acquisition of entities with operating policies and cash flow- and earnings-focused philosophies similar to ours.

PRODUCTS

     Our homes range from first-time purchases to semi-custom luxury, with base prices ranging from $90,000 to $820,000. A summary of activity by state and product type as of and for the year ended December 31, 2001, follows (dollars in thousands):

                           Number    Average                                                Number of
                          of Homes   Closing    Homes in    Dollar Value    Home Sites       Active
                           Closed     Price      Backlog     of Backlog    Remaining(1)    Communities
                           ------     -----      -------     ----------    ------------    -----------
Texas - First-time            532      $149         250      $ 37,073          1,273            11
Texas - Move-up               986       183         441        77,774          3,790            19
Texas - Luxury                 --        --           2           804             82             1
Arizona - First-time          483       124         271        33,977          1,412             3
Arizona - Move-up             638       242         376       103,760          6,016            18
Arizona - Luxury              222       503         129        68,248            423            12
California - Move-up          409       384         133        53,315          1,838            10
                           ------                ------      --------        -------          ----
   Total                    3,270      $227       1,602      $374,951         14,834            74
                           ======                ======      ========        =======          ====

(1) "Home Sites Remaining" - the estimated number of homes that could be built both on the remaining lots available for sale and land to be developed into lots.

LAND ACQUISITION AND DEVELOPMENT

     We typically option or purchase land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer's control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits during development. The process of obtaining such approvals and permits can substantially delay the development process. For this reason, we may consider, on a limited basis, purchasing unentitled property in the future when we can do so in a manner consistent with our business strategy.

     We select land for development based upon a variety of factors, including:

     *    internal and external demographic and marketing studies;
     * project suitability, which generally means developments with fewer than 300 lots;
     * suitability for development generally within a one to four-year time period from the beginning of the development process to the delivery of the last home;
     * financial review as to the feasibility of the proposed project, including projected profit margins, returns on capital employed, and the capital payback period;
     *    the ability to secure governmental approvals and entitlements;
     *    results of environmental and legal due diligence;
     *    proximity to local traffic corridors and amenities; and
     * management's judgment as to the real estate market and economic trends, and our experience in particular markets.

     We occasionally purchase larger properties consisting of 300 to 500 lots or more if the situation presents an attractive profit potential and acceptable risk limitations.

     We acquire land through purchases and rolling option contracts. Purchases are financed through traditional bank financing or working capital. We acquire a majority of our land through rolling option contracts, which allow us to control lots and land through third parties who own or buy properties on which we plan to build homes. We enter into option contracts to purchase finished lots from these third parties as home construction begins. These contracts are generally non-recourse and we generally require non-refundable deposits of 2% to 15% of the sales price. At December 31, 2001, we had approximately $45.3 million in deposits on real estate under option or contract.

     Once we acquire land, we generally initiate development through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other refinements. We often build homes in master-planned communities with home sites that are along or near a major amenity, such as a golf course.

     We develop a design and marketing concept for each project, which includes determination of size, style and price range of homes. For these projects, we also determine street layout, individual lot size and layout, and overall community design. The product line offered in each project depends upon many factors, including the housing generally available in the area, the needs of a particular market, and our lot costs for the project; though we are sometimes able to use standardized design plans for a product line.

     To a very limited extent, we may use partnerships or joint ventures to purchase and develop land where such arrangements are necessary to acquire the property or appear to be otherwise economically advantageous. At December 31, 2001, we were not involved in any significant partnerships or joint ventures.

     The following table presents information regarding land owned or land under contract or option by market as of December 31, 2001:

                                    LAND OWNED (1)                      LAND UNDER CONTRACT OR OPTION (1)
                        ---------------------------------------      ----------------------------------------
                                                     LOTS HELD
                                     LOTS UNDER         FOR                       LOTS UNDER    LOTS HELD FOR
                        FINISHED     DEVELOPMENT    DEVELOPMENT      FINISHED     DEVELOPMENT    DEVELOPMENT
                          LOTS       (ESTIMATED)    (ESTIMATED)        LOTS       (ESTIMATED)    (ESTIMATED)       TOTAL
                          ----       -----------    -----------        ----       -----------    -----------       -----
TEXAS:
Dallas/Ft. Worth            515          2,020             --            203            730             --          3,468
Austin                       47            110             --            143            416             --            716
Houston                     205            260             --             32            607             --          1,104
                         ------         ------         ------         ------         ------         ------         ------
Total Texas                 767          2,390             --            378          1,753             --          5,288
                         ------         ------         ------         ------         ------         ------         ------
ARIZONA:
Phoenix/Scottsdale          632            251             --            612          1,540          2,569          5,604
Tucson                      144             --             --            552            397          1,259          2,352
                         ------         ------         ------         ------         ------         ------         ------
Total Arizona               776            251             --          1,164          1,937          3,828          7,956
                         ------         ------         ------         ------         ------         ------         ------
CALIFORNIA:
Sacramento                   53             --             --            270            267             --            590
East San Francisco
  Bay                        72             --             77            208            696            110          1,163
                         ------         ------         ------         ------         ------         ------         ------
Total California            125             --             77            478            963            110          1,753
                         ------         ------         ------         ------         ------         ------         ------
TOTAL                     1,668          2,641             77          2,020          4,653          3,938         14,997
                         ======         ======         ======         ======         ======         ======         ======

(1)  Excludes lots with finished homes or homes under construction.

CONSTRUCTION OPERATIONS

     We are the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic-proximity basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers after receiving competitive bids on an individual basis. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms. Our project managers and field superintendents, who coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and assure compliance with zoning and building codes. At December 31, 2001, we employed 251 construction operations personnel.

     We specify that quality, durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, management negotiates price and volume discounts with manufacturers and suppliers on behalf of its subcontractors to take advantage of production volume. Historically, access to our principal subcontracting trades, materials and supplies has been readily available in each of our markets. Prices for these goods and services may fluctuate due to various factors, including supply and demand shortages that may be beyond the control of our vendors. We believe that we have strong relationships with our suppliers and subcontractors.

     We generally build and sell homes in clusters or phases within our larger projects, which we believe creates efficiencies in land development and construction, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Our homes are typically completed within four to twelve months from the start of construction, depending upon home size and complexity. Construction schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We do not enter into any weather or materials commodity futures derivative contracts.

MARKETING AND SALES

     We believe that we have an established reputation for developing high quality homes, which helps generate interest in each new project. We also use advertising and other promotional activities, including our website (meritagehomes.com), magazine and newspaper advertisements, brochures, direct mailings, and the placement of strategically located signs in the immediate areas of our developments.

     We use furnished model homes as tools in demonstrating the competitive advantages of our home designs and various features to prospective homebuyers. We generally employ or contract with interior and landscape designers who are responsible for creating an attractive model home for each product line within a project. We generally build between one and four model homes for each active community, depending upon the number of homes to be built in the project and the products to be offered. At times, we sell our model homes and lease them back from buyers who purchased the homes for investment purposes or who do not intend to move in immediately. A summary of model homes owned or leased at December 31, 2001, follows:

                     MODEL HOMES    MODEL HOMES    MONTHLY LEASE    MODELS UNDER
                        OWNED       LEASED BACK       AMOUNT        CONSTRUCTION
                        -----       -----------       ------        ------------
Texas                     41             --                --              5
Arizona                   33             74          $160,700             12
California                --             36            56,000             --
                        ----           ----          --------           ----
     Total                74            110          $216,700             17
                        ====           ====          ========           ====

     Our homes generally are sold by full-time, commissioned employees who typically work from a sales office located in the model homes for each project. At December 31, 2001, we had 127 sales and marketing employees. Our goal is to ensure that the sales force has extensive knowledge of our operating policies and housing products. To achieve this goal, we train our sales personnel and conduct periodic meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans, and the available product lines, pricing, options, and warranties offered. Sales personnel are licensed real estate agents where required by law. Independent brokers also sell our homes, and are usually paid a sales commission based on the price of the home. Our sales personnel assist our customers in selecting upgrades or in adding available customization features to their homes. We attempt to present our available upgrade and customization options to appeal to local consumer demands while at the same time minimizing our costs. Occasionally we offer various sales incentives, such as landscaping and certain interior home improvements, to attract buyers. The use and type of incentives depends largely on economic and competitive market conditions.

BACKLOG

     Most of our home sales are made under standard sales contracts signed before construction of the home begins. The contracts require substantial cash deposits and are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered "backlog." Sales contingent upon the sale of a customer's existing home are not included as new sales contracts until the contingency is removed. We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract, however, these homes are excluded from backlog until a sales contract is signed. At December 31, 2001, 17.5% of our homes under construction were speculative homes, and there were 24 completed speculative homes in inventory at December 31, 2001. We believe we will deliver almost all homes in backlog at December 31, 2001 to customers during 2002.

     Our backlog increased to 1,602 units with a value of $375.0 million at December 31, 2001 from 1,246 units with a value of $309.9 million at December 31, 2000. These increases are primarily due to additional communities that opened for sale in 2001, along with a strong demand for homes.

CUSTOMER FINANCING

      We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We provide mortgage-broker services in some of our markets through a wholly owned subsidiary, which originates loans on behalf of third party lenders, and through joint ventures with independent mortgage banking companies. In other markets we use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. We do not service or fund the mortgages we originate, and therefore do not assume the risks associated with a mortgage servicing business. Since many customers use long-term mortgage financing to purchase homes, adverse economic conditions, increases in unemployment and rising mortgage interest rates may deter or reduce the number of potential homebuyers.

CUSTOMER RELATIONS, QUALITY CONTROL AND WARRANTY PROGRAMS

     We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to continued success, and that our commitment to buyer satisfaction and quality control has significantly contributed to our reputation as a high quality builder.

     A Meritage project manager or project superintendent and a customer relations representative generally oversee compliance with quality control standards for each development. These representatives perform the following tasks:

     *    oversee home construction;
     *    oversee subcontractor and supplier performance;
     * review the progress of each home and conduct formal inspections as specific stages of construction are completed; and
     *    regularly update buyers on the progress of their homes.

     We generally provide a one-year limited warranty on workmanship and building materials with each home. As subcontractors usually provide an indemnity and a certificate of insurance before beginning work, claims relating to workmanship and materials are generally the subcontractors' primary responsibility. Reserves for future warranty costs are established based on historical experience within each division or region, and are recorded when the homes are delivered. Reserves range from 0.3% to 0.5% of a home's sale price. Historically, these reserves have been sufficient to cover warranty repairs.

COMPETITION AND MARKET FACTORS

     The development and sale of residential property is a highly competitive industry. We compete for sales in each of our markets with national, regional, and local developers and homebuilders, existing home resales, and to a lesser extent, condominiums and rental housing. Some competitor homebuilders have significantly greater financial resources, lower costs and/or more favorable land positions than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

     * experience within our geographic markets which allows us to develop and offer new products;
     * ability to recognize and adapt to changing market conditions, including from a capital and human resource perspective;
     * ability to capitalize on opportunities to acquire land on favorable terms; and
     *    reputation for outstanding service and quality products.

     The homebuilding industry is cyclical and is affected by consumer confidence levels, job availability, general economic conditions, and interest rates. Other factors affecting the homebuilding industry and demand for new homes are changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends, availability of and changes in mortgage financing programs, and the availability and cost of land and building materials. Any slowing in new home sales would increase competition among homebuilders in our market areas. There is no assurance that we will be able to compete successfully against other homebuilders in our current markets in a more competitive business environment or that such increased competition will not have a material adverse affect on our business and operating results.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     We option or purchase most of our land after entitlements have been obtained, which provide for zoning and utility services to project sites and give us the right to obtain building permits. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations.

     Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when we receive recorded maps and building permits. In addition, communities occasionally impose construction moratoriums. Because most of our land is entitled, construction moratoriums generally would affect us if they arose from health, safety or welfare issues, such as insufficient water, electric or sewage facilities. We could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, "no growth" or "slow growth" initiatives or building permit allocation ordinances, which could be implemented in the future.

     We are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. In some markets, we are subject to environmentally sensitive land ordinances that mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. We must also comply with flood plain restrictions, desert wash area restrictions, native plant regulations, endangered species acts and view restrictions. These and similar laws may result in delays, cause substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, compliance with such ordinances has not materially affected our operations, although it may do so in the future.

     We usually will condition our obligation to option or purchase property on, among other things, an environmental review of the land. To date, we have not incurred any unanticipated liabilities relating to the removal of unknown toxic wastes or other environmental matters. However, there is no assurance that we will not incur material liabilities in the future relating to toxic waste removal or other environmental matters affecting land currently or previously owned.

BONDS AND OTHER OBLIGATIONS

     We obtain letters of credit and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with pending development activities. In the event the bonds or letters are drawn upon, we would be obligated to reimburse the issuer of the bond or letter of credit. At December 31, 2001, there were approximately $12.2 million in outstanding letters of credit and $46.1 million in performance bonds for such purposes. We do not believe that any of these bonds or letters of credit are likely to be drawn upon.

EMPLOYEES AND SUBCONTRACTORS

     At December 31, 2001, we had 570 employees, including 192 in management and administration, 127 in sales and marketing, and 251 in construction operations. Our employees are not unionized, and we believe that we have strong employee relationships. We act solely as a general contractor and all construction operations are conducted through project managers and field superintendents who manage third party subcontractors. We use independent contractors for construction, architectural and advertising services, and we believe that we have strong relationships with our subcontractors and independent contractors.

ITEM 2. PROPERTIES

     We lease approximately 14,000 square feet of office space in Scottsdale, Arizona and a 13,000 square foot office in Plano, Texas, which serve as our corporate offices. The Scottsdale lease expires in August 2004. The Plano lease expires in May 2002 and the building is leased from a company owned beneficially by one of our co-chairmen. We believe that the Plano lease rate is competitive with rates for comparable space in the area and terms of the lease are similar to those we could obtain in an arm's length transaction. In addition, we lease approximately 35,200 square feet of office space for our operating divisions under leases expiring between April 2002, and March 2007.

     As of December 31, 2001, we also had leases for 110 model homes at a total monthly lease amount of approximately $216,700. The leases have terms ranging from three months to 27 months, with various renewal options.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. We believe that none of these matters will have a material adverse impact upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of stockholders during the fourth quarter of 2001.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

GENERAL

     Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MTH". The high and low sales prices of the common stock for the periods indicated, as reported by the NYSE, follow:

                             2001                2000
                       ---------------     ---------------
                        HIGH     LOW        HIGH     LOW
                       ------   ------     ------   ------
First Quarter          $48.00   $27.40     $11.50   $ 8.88
Second Quarter         $53.75   $26.10     $12.00   $ 9.75
Third Quarter          $59.96   $27.50     $18.25   $10.69
Fourth Quarter         $52.98   $34.00     $41.25   $18.25

     On March 15, 2002, the closing sales price of the common stock as reported by the NYSE was $61.50 per share. At that date, there were approximately 205 owners of record. There are approximately 2,600 beneficial owners of common stock.

     The transfer agent for our common stock is Mellon Investor Services LLC, 85 Challenger Road, Ridgefield Park, NJ 07660. (www.melloninvestor.com)

     We did not declare cash dividends in 2001, 2000 or 1999, nor do we intend to declare cash dividends in the foreseeable future. Earnings will be retained to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with debt covenants, as well as other factors considered relevant by our Board of Directors.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

     The performance of our common stock depends upon several factors, including those listed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results and Financial Condition."

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial and operating data of Meritage Corporation and subsidiaries as of and for each of the last five years ended December 31, 2001. The financial data has been derived from our consolidated financial statements and related notes audited by KPMG LLP, independent auditors. For additional information, see the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and the Results of Operations. These historical results may not be indicative of future results.

     The data below includes the operations of Legacy Homes, Sterling Communities and Hancock Communities since their respective dates of combination or acquisition. Those dates are as follows: Legacy Homes, combined in July 1997; Sterling Communities, acquired July 1998; and Hancock Communities, acquired May 2001.

                                                        HISTORICAL CONSOLIDATED FINANCIAL DATA
                                                                YEARS ENDED DECEMBER 31,
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            -------------------------------------------------------------
                                               2001         2000         1999         1998         1997
                                            ---------    ---------    ---------    ---------    ---------
STATEMENT OF EARNINGS DATA:
Total sales revenue                         $ 744,174    $ 520,467    $ 341,786    $ 257,113    $ 149,630
Total cost of sales                          (586,914)    (415,649)    (277,287)    (205,188)    (124,594)
                                            ---------    ---------    ---------    ---------    ---------
  Gross profit                                157,260      104,818       64,499       51,925       25,036
Earnings from mortgage assets and other
  income, net(1)                                2,884        1,847        2,064        3,961        5,435
Commissions and other sales costs             (41,085)     (28,680)     (19,243)     (14,292)      (8,295)
General and administrative expenses           (35,723)     (21,215)     (15,100)     (10,632)      (6,812)

Interest expense                                   --           (8)          (6)        (462)        (165)
                                            ---------    ---------    ---------    ---------    ---------
Earnings before income taxes and
  extraordinary items                          83,336       56,762       32,214       30,500       15,199
Income taxes(2)                               (32,444)     (21,000)     (13,269)      (6,497)        (962)
Extraordinary items, net of tax effect(3)        (233)          --           --           --           --
                                            ---------    ---------    ---------    ---------    ---------
     Net earnings                           $  50,659    $  35,762    $  18,945    $  24,003    $  14,237
                                            =========    =========    =========    =========    =========
Net earnings per common share(4)
     Basic                                  $    9.55    $    6.92    $    3.49    $    4.51    $    2.93
     Diluted                                $    8.60    $    6.26    $    3.14    $    3.92    $    2.68

BALANCE SHEET DATA (END OF YEAR):
Real estate                                 $ 330,238    $ 211,307    $ 171,012    $ 104,759    $  63,955
Total assets                                  436,715      267,075      226,559      152,250       96,633
Notes payable                                 177,561       86,152       85,937       37,205       22,892
Total liabilities                             260,128      145,976      136,148       79,971       50,268
Stockholders' equity                          176,587      121,099       90,411       72,279       46,365

SUPPLEMENTAL FINANCIAL DATA:
Cash provided by (used in):
  Operating activities                      $ (19,847)   $   6,252    $ (36,387)   $  (2,366)   $   6,676
  Investing activities                        (73,029)      (8,175)      (9,902)      (3,928)      11,073
  Financing activities                         91,862       (7,102)      47,324       10,436      (25,072)

(1) Earnings from mortgage assets that were obtained from our predecessor and disposed of in 1998 and 1997 are not applicable for 2001, 2000 and 1999.
(2) Due to the use of our net operating loss carryforward (NOL) obtained from our predecessor, we paid limited income taxes during 1998 and 1997, until the NOL was fully utilized.
(3) The 2001 amount reflects the net effect of extraordinary items from early extinguishments of long-term debt.
(4) 2001 earnings per share are shown after a $0.04 loss from the extraordinary items. Basic and diluted earnings per share before the extraordinary items were $9.59 and $8.64, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions under different future conditions.

     The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual developments, the ultimate recoverability (or impairment) of these costs, the likelihood of closing lots held under option or contract and the ability to estimate expenses and accruals, including legal and warranty reserves. Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from individual home sales may be uncertain. Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if the land is not ultimately purchased. Finally, our inability to accurately estimate expenses or accruals could result in charges or income in the future results of operations related to activities or transactions in a preceding period.

     We acquired Hancock Communities, a homebuilder in the Phoenix, Arizona metropolitan area, on May 31, 2001. The results discussed below include the operations of Hancock Communities since its date of acquisition.

     The results presented below are not necessarily indicative of those to be expected in the future.

HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The tables provided below show operating and financial data regarding our homebuilding activities.

                                                     YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
HOME SALES REVENUE                                     ($ IN THOUSANDS)
Total
   Dollars                                       $742,576   $515,428   $334,007
   Homes closed                                     3,270      2,227      1,643
   Average sales price                           $  227.1   $  231.4   $  203.3

Texas
   Dollars                                       $259,725   $214,472   $174,850
   Homes closed                                     1,518      1,239      1,135
   Average sales price                           $  171.1   $  173.1   $  154.1

Arizona
   Dollars                                       $325,918   $175,674   $120,909
   Homes closed                                     1,343        623        400
   Average sales price                           $  242.7   $  282.0   $  302.3

California
   Dollars                                       $156,933   $125,282   $ 38,248
   Homes closed                                       409        365        108
   Average sales price                           $  383.7   $  343.2   $  354.1

SALES CONTRACTS
Total
   Dollars                                       $700,104   $604,444   $388,158
   Homes ordered                                    3,016      2,480      1,840
   Average sales price                           $  232.1   $  243.7   $  211.0

Texas
   Dollars                                       $255,811   $240,054   $191,655
   Homes ordered                                    1,516      1,368      1,198
   Average sales price                           $  168.7   $  175.5   $  160.0

Arizona
   Dollars                                       $309,170   $196,567   $127,408
   Homes ordered                                    1,165        643        436
   Average sales price                           $  265.4   $  305.7   $  292.2

California
   Dollars                                       $135,123   $167,823   $ 69,095
   Homes ordered                                      335        469        206
   Average sales price                           $  403.4   $  357.8   $  335.4


                                                          DECEMBER 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
NET SALES BACKLOG                                      ($ IN THOUSANDS)
Total
   Dollars                                       $374,951   $309,901   $199,445
   Homes in backlog                                 1,602      1,246        885
   Average sales price                           $  234.1   $  248.7   $  225.4

Texas
   Dollars                                       $115,651   $119,564   $ 93,983
   Homes in backlog                                   693        695        566
   Average sales price                           $  166.9   $  172.0   $  166.0

Arizona
   Dollars                                       $205,985   $115,211   $ 72,878
   Homes in backlog                                   776        344        216
   Average sales price                           $  265.4   $  334.9   $  337.4

California
   Dollars                                       $ 53,315   $ 75,126   $ 32,584
   Homes in backlog                                   133        207        103
   Average sales price                           $  400.9   $  362.9   $  316.3

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     HOME SALES REVENUE. The increases in total home sales revenue and number of homes closed in 2001 compared to 2000 resulted mainly from the strong market activity at the time the orders for these closings were taken in some of our divisions, continued growth in our mid-priced communities in Arizona and the May 2001 addition of Hancock Communities to our Phoenix operations. These increases were somewhat offset by decreases in closings in our Monterey Phoenix and Austin divisions in 2001, due to weaker demand in the luxury price segment and a weaker local economy, respectively. Hancock contributed 673 closings with a sales value of approximately $122.5 million to our 2001 results. The decreases in average home sales prices in Arizona for the year 2001 reflect a change in our product mix, as we are now selling more first-time and first and second time move-up homes than in 2000, due in large part to the Hancock acquisition.

     SALES CONTRACTS. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Contributing to the increase in sales contracts for the year 2001 from the previous year were 484 new contracts from Hancock Communities acquisition along with strong markets early in the year. As a whole, we benefited from low mortgage interest rates, generally low unemployment figures and improved home affordability early in 2001. We saw declines in new orders in our Monterey Phoenix, Northern California and Austin divisions in 2001, and believe this is due to a slowing in demand for luxury homes and weaker local economies in the Northern California and Austin markets. Historically, we have experienced a cancellation rate approximating 25% of gross sales, which we believe is consistent with industry norms.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. Total dollar backlog at December 31, 2001 increased 21% over the 2000 amount due to a 29% increase in the number of homes in backlog from increased homes sales over last year and increased sales prices in some of our markets.
The increase in the number of homes resulted mainly from our Hancock acquisition, which contributed 421 homes with a sales value of approximately $84.9 million to our December 31, 2001, backlog. Backlog in our Monterey Phoenix, Northern California and Austin divisions decreased in 2001 due to a slowing in demand for higher-priced homes and weaker local economies in the Northern California and Austin markets.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     HOME SALES REVENUE. The increase in total home sales revenue and number of homes closed in 2000 compared to 1999 resulted mainly from strong market performance in all of our divisions, as well as the expansion of our operations in Northern California and in our mid-priced Meritage Phoenix division in Arizona. The decreases in average home sales prices in Arizona and Northern California for the year 2000 reflect a change in our product mix, as we are sold more mid-priced homes in 2000 than in 1999.

     SALES CONTRACTS. Total sales contracts increased in 2000 compared to 1999 due mainly to the expansion of our operations in Northern California and our mid-priced Meritage Phoenix division in Arizona, along with continued economic strength of our operating markets during 2000.

     NET SALES BACKLOG. Total dollar backlog at December 31, 2000, increased 55% over the 1999 amount due to an increase in the number of homes in backlog and increased sales prices in most of our markets. Homes in backlog at December 31, 2000, increased 41% over the same period in the prior year. These increases resulted from expansion of our operations in Northern California, and in our mid-priced Meritage Phoenix division in Arizona, along with the continued strength of our other markets during 2000.

OTHER OPERATING INFORMATION

                                              YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                            2001        2000        1999
                                          --------    --------    -------
HOME SALES GROSS PROFIT                           ($ IN THOUSANDS)

Dollars                                   $157,136    $104,225    $63,810
Percent of home sales revenue                 21.2%       20.2%      19.1%

COMMISSIONS AND OTHER SALES COSTS
Dollars                                   $ 41,085    $ 28,680    $19,243
Percent of home sales revenue                  5.5%        5.6%       5.8%

GENERAL AND ADMINISTRATIVE EXPENSES
Dollars                                   $ 35,723    $ 21,215    $15,100
Percent of total revenue                       4.8%        4.1%       4.4%

INCOME TAXES
Dollars                                   $ 32,444    $ 21,000    $13,269
Percent of earnings before income taxes
and extraordinary items                       38.9%       37.0%      41.2%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     HOME SALES GROSS PROFIT. Home sales gross profit represents home sales revenue, net of cost of home sales, which include developed lot costs, home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The dollar increase in gross profit for the year ended December 31, 2001, is attributable to the 47% increase in the number of 2001 home closings over 2000 closings and to the strong housing demand in our markets at the time these homes were sold. We were also able to benefit from a reasonably favorable market for home construction materials, which resulted in lower construction cost increases than incurred in prior years.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $41.1 million, or 5.5% of home sales revenue in 2001, as compared to approximately $28.7 million, or 5.6% of home sales revenue in 2000. The slight decrease in these expenses as a percentage of home sales revenue reflects greater efficiencies in controlling costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $35.7 million, or 4.8% of total revenue in 2001, as compared to approximately $21.2 million, or 4.1% of total revenue in 2000. The higher expense as a percentage of total revenue in 2001 in comparison to 2000 resulted from an increase in insurance costs and increased overhead related to our Hancock acquisition. In addition, the increase in the number of closings in our Northern California region in 2001 resulted in a greater earn-out payment per the terms of the purchase contract when we acquired the division. The earn-out, which terminates in June 2002, is calculated based on 20 percent of the pre-tax earnings of the Northern California region after reduction for a capital charge.

     INCOME TAXES. The increase in income taxes to $32.4 million for the year ended December 31, 2001, from $21.0 million in the prior year resulted from an increase in pre-tax income. The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by approximately $2.5 million for the year ended December 31, 2001, which resulted in a more favorable tax rate. The tax benefit was credited to additional paid-in capital.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     HOME SALES GROSS PROFIT. The dollar increase in gross profit for the year ended December 31, 2000, is attributable to the increase in number of homes closed and continued growth in all of our markets in 2000. The gross profit percentage increase in 2000 resulted from home-pricing increases in many of our communities due to a continued strong homebuilding market and due to decreases in some of our costs of materials resulting from purchasing efficiencies.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs were approximately $28.7 million, or 5.6% of home sales revenue in 2000, as compared to approximately $19.2 million, or 5.8% of home sales revenue in 1999. The decrease in these expenses as a percentage of home sales revenue reflects greater efficiency related to economies of scale resulting from revenue growth.

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

     INCOME TAXES. The increase in income taxes to $21.0 million for the year ended December 31, 2000, from $13.3 million in the prior year resulted from an increase in pre-tax income, partially offset by a slightly lower effective tax rate. The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by approximately $1.9 million for the year ended December 31, 2000. This amount was credited to additional paid in capital.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, lot development and home construction. We use a combination of borrowings and funds generated by operations to meet short-term working capital requirements and we issue equity or debt in order to meet long-term capital requirements.

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

     At December 31, 2001, we had short-term secured revolving construction loans and acquisition and development facilities totaling $175.0 million, of which approximately $16.2 million was outstanding. An additional $128.4 million of unborrowed funds supported by approved collateral were available under our credit facilities at that date, subject to compliance with the financial and other covenants in our loan agreements. This additional borrowing was limited to approximately $93 million under such loan covenants at December 31, 2001.

     On May 30, 2001, we issued $165 million in principal amount of 9.75% senior notes due June 1, 2011. Approximately $66 million of this offering was used to complete the acquisition of the assets and liabilities of Hancock Communities, approximately $78 million was used to pay down existing bank debt, approximately $5.1 million was used to pay costs related to the bond offering and approximately $15.9 million was used to repay existing senior notes. This early repayment of debt resulted in prepayment fees of approximately $731,000, which, net of the related income tax benefit, resulted in an extraordinary loss of approximately $445,000 in the second quarter of 2001.

     In September 2001, we purchased and retired $10 million in principal amount of our outstanding 9.75% senior notes. The purchases were made at 93.25% of par at a gain of approximately $348,000, which net of related income tax effect of $136,000, resulted in an extraordinary gain of $212,000.

     Our senior notes require us to comply with a number of covenants that restrict certain transactions, including:

     *    limitations on additional indebtedness;
     *    limitations  on  the  payment  of  dividends,   redemption  of  equity
          interests and certain investments;
     *    maintenance of a minimum level of consolidated tangible net worth;
     *    limitations on liens securing certain obligations; and
     * limitations on the sale of assets, mergers and consolidations and transactions with affiliates.

     We believe that our current borrowing capacity, cash on hand at December 31, 2001, and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future cash flows will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of our other credit agreements.

CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                         PAYMENTS DUE BY PERIOD

                                                   LESS THAN                            AFTER
  CONTRACTUAL OBLIGATIONS                 TOTAL      1 YEAR    1-3 YEARS   4-5 YEARS   5 YEARS
  -----------------------                 -----      ------    ---------   ---------   -------
Senior notes                            $155,000         --          --         --     $155,000
Revolving construction facilities         16,207    $15,590     $   617         --           --
A & D facilities                           6,204      3,103       3,101         --           --
Other borrowing obligations                  150        150          --         --           --
Operating lease obligations                6,853      3,049       3,555      $ 249           --
Recourse option obligations               20,378     15,829       4,549         --           --
                                        --------    -------     -------      -----     --------
          Total                         $204,792    $37,721     $11,822      $ 249     $155,000
                                        ========    =======     =======      =====     ========

     We do not engage in commodity trading or other similar activities. We have no derivative financial instruments as of December 31, 2001 and 2000.

     As a component of our model home construction activities, we enter into lease transactions with third parties. The total cost, including land costs, of model homes leased by us and constructed under these lease agreements is $19.0 million, all of which is excluded from our balance sheet as of December 31, 2001.

     In May 1999, we announced a stock repurchase program in which our Board of Directors approved the buyback of up to $6 million of our outstanding common stock. The amount was increased to $20 million in July 2000. In 2001 we repurchased 7,000 shares of our common stock at an average price of $29.63 per share. As of December 31, 2001, 818,963 shares had been repurchased for an aggregate price of approximately $11.2 million.

CONSOLIDATED CASH FLOW

     In 2001 we used $92.9 million in cash from our operating and investing activities, and available cash decreased by $1.0 million. This decrease in cash was caused primarily by our acquisition of Hancock, repayments on our lines of credit and increased purchases of real estate, offset by the issuance of our 9.75% senior notes.

     Operating activities used cash of $19.8 million in 2001, compared with cash generated of $6.3 million in 2000 and cash used of $36.4 million in 1999. The decrease in 2001 resulted from increases in our real estate, option deposits and homebuilding assets in conjunction with our increased homebuilding operations and an increase in other assets from the deferred bond costs recorded in connection with the issuance of our senior notes. Cash used in 1999 was more than in 2000 due to higher real estate purchases in 1999 along with higher payments on accounts payable and accrued liabilities. Also, there was no tax benefit from stock option exercises in 1999.

     Investing activities used cash of $73.0 million in 2001, compared with cash of $8.2 million and $9.9 million used in 2000 and 1999, respectively. The increase in cash used in 2001 primarily was due to the Hancock acquisition, which used cash of approximately $65.8 million.

     Financing activities generated cash of $91.9 million in 2001, compared with cash used of $7.1 million in 2000 and cash generated of $47.3 million in 1999. The increase in cash generated in 2001 mainly was due to the issuance of our 9.75% senior notes, compared to 2000. The cash used of $7.1 million in 2000 compared to cash provided by financing activities in 1999 primarily was due to stock repurchases in the amount of $9.1 million, partially offset by the proceeds from the exercises of stock options and the borrowings in excess of repayments of debt.

SEASONALITY

     We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and semi-custom luxury products. We expect this seasonal trend to continue, although it may vary as operations continue to expand.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations completed after June 30, 2001. We adopted SFAS No. 141 upon issuance.

     SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

     As of December 31, 2001, we had unamortized goodwill in the amount of approximately $30.4 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was approximately $1.4 million and $1.1 million for the years ended December 31, 2001 and 2000, respectively, and under the provisions of SFAS No. 142 will no longer be recorded in the future. We adopted SFAS No. 142 on January 1, 2002. We have not determined the impact of the adoption of SFAS No. 142 on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We believe the adoption of SFAS No. 144 will not have a material impact on our financial position or results of operations.

       FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

     Future operating results and financial condition depend on our ability to successfully design, develop, construct and sell homes that satisfy dynamic customer demand patterns. Inherent in this process are factors that we must successfully manage to achieve favorable future operating results and financial condition. These operating and financial factors, along with many other factors, could affect the price of our common stock and notes. Potential risks and uncertainties that could affect future operating results and financial condition could include the factors discussed below.

     HOMEBUILDING INDUSTRY FACTORS. The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions, such as employment levels, availability of financing, interest rates, and consumer confidence. These factors can negatively affect the demand for and pricing of our homes. Homebuilders are also subject to various risks, many of which are outside their control, including delays in construction schedules, cost overruns, changes in governmental regulations, increases in real estate taxes and other local government fees, and availability and cost of land, materials, and labor. Although the principal raw materials used in the homebuilding industry generally are available from a variety of sources, the materials are subject to periodic price fluctuations.

     The homebuilding industry is also subject to the potential for significant variability and fluctuations in real estate availability and values. Write-downs of our land inventories could occur if market conditions deteriorate and these write-downs could be material in amount. Write-downs may also occur if we purchase land at higher prices during stronger economic cycles and the value of that land subsequently declines during slower economic cycles.

     FLUCTUATIONS IN OPERATING RESULTS. We historically have experienced, and expect to continue to experience, variability in home sales and net earnings on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

     *    timing of home deliveries and land sales;
     * our ability to acquire additional land or options for additional land on acceptable terms;
     * conditions of the real estate market in areas where we operate and of the general economy;
     * the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing;
     *    costs and availability of materials and labor; and
     * delays in construction schedules due to strikes, adverse weather, acts of God, reduced subcontractor availability and governmental restrictions.

     INTEREST RATES AND MORTGAGE FINANCING. In general, housing demand is adversely affected by increases in interest rates and the unavailability of mortgage financing. Most of our buyers finance their home purchases through third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely impacted and the impact may be material. Our homebuilding activities depend upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often need to sell their residences before they purchase our homes. Any reduction of financing availability could adversely affect home sales.

     Changes in federal income tax laws may also affect demand for new homes. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general, and on demand for our products in particular. No meaningful prediction can be made whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

     COMPETITION. The homebuilding industry is highly competitive. We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales and, to a lesser extent, condominiums and rental housing. If we are unable to successfully compete, our financial results and growth could suffer. Some of our competitors have significantly greater financial resources or lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Competition is expected to continue and become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future.

     LACK OF GEOGRAPHIC DIVERSIFICATION. We have operations in Texas, Arizona and Northern California. Failure to be more geographically diversified could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

     ADDITIONAL FINANCING; LIMITATIONS. The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2001, our debt totaled approximately $177.6 million. We may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. Also, lenders are increasingly requiring developers to invest significant amounts of equity in a project both in connection with origination of new loans as well as the extension of existing loans. The high level of our indebtedness could have important consequences to our stockholders, including the following:

     * our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
     * we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to use for other purposes such as capital expenditures;
     * we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and
     * we are more vulnerable to economic downturns and adverse developments in our business.

     We expect to obtain the money to pay our expenses and to pay the principal and interest on our indebtedness from cash flow from operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

     OPERATING AND FINANCIAL LIMITATIONS. The indenture for our senior notes and credit facilities impose significant operating and financial restrictions on us. These restrictions will limit our ability, among other things, to:

     *    incur additional indebtedness;
     *    pay dividends or make other distributions;
     *    repurchase our stock;
     *    make investments;
     *    sell assets;
     * enter into agreements restricting our subsidiaries' ability to pay dividends;
     *    enter into transactions with affiliates; and
     *    consolidate, merge or sell all or substantially all of our assets.

     In addition, the indenture for our senior notes requires us to maintain a minimum consolidated tangible net worth and our credit facilities require us to maintain other specified financial ratios. We cannot assure that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

     GOVERNMENT REGULATIONS; ENVIRONMENTAL CONDITIONS. Regulatory requirements could cause us to incur significant liabilities and costs and could restrict our business activities. We are subject to local, state, and federal statutes and rules regulating certain developmental matters, as well as building and site design. We are subject to various fees and charges of governmental authorities designed to defray the cost of providing certain governmental services and improvements. We may be subject to additional costs and delays or may be precluded entirely from building projects because of "no growth" or "slow growth" initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, welfare, or environmental concerns. We must also obtain licenses, permits and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond our control.

     We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws or permit restrictions may result in project delays, may cause substantial compliance and other costs and may prohibit or severely restrict development in certain environmentally sensitive regions or geographic areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

     RECENT ACQUISITION. During 2001 we acquired Hancock Communities and we cannot assure you that:

     *    the Hancock business will be integrated with our existing business;
     * the market and financial synergies we anticipate will be achieved in our expected time frame, or at all;
     * the acquisition will be accretive to earnings due to unexpected expenses, contingencies or liabilities, or due to the financial performance of the Hancock business;
     * the combined companies will not lose key employees, management, suppliers or subcontractors; and
     * we can successfully manage new housing lines that were previously managed by Hancock or new lines planned for the future.

     FUTURE EXPANSION. We may continue to consider growth or expansion of our operations in our current markets or in other areas of the country. There can be no assurance that we will be able to expand into new or existing markets without a material adverse effect on our cash flows or profitability. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, and general economic and business conditions. New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company's operations, the incurrence of unanticipated liabilities or expenses, the diversion of management's attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

     DEPENDENCE ON KEY PERSONNEL. Our success largely depends on the continuing services of certain key employees, including John Landon and Steve Hilton, and our continued favorable development depends on our ability to attract new personnel. We do not have employment agreements with certain key officers, and the loss of their services could harm our business.

     DEPENDENCE ON SUBCONTRACTORS. We conduct our construction operations only as a general contractor. Virtually all architectural and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we are dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of our homes. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources could have a material adverse affect on our business.

     INFLATION. We, like other homebuilders, may be adversely affected during periods of high inflation, mainly because of higher land and construction costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation also increases our cost of financing, materials and labor, and could cause our financial results or growth to decline. We attempt to pass cost increases on to our customers through higher sales prices. To date, inflation has not had a material adverse effect on our results of operations; however, inflation could impact our future operating results.

     NATURAL DISASTERS. We have significant homebuilding operations in Texas and Northern California. Some of our markets in Texas occasionally experience severe weather conditions such as tornadoes or hurricanes. Northern California has been heavily impacted at times by earthquakes, flooding, landslides and other natural disasters. We do not insure against some of these risks. These conditions could cause us to incur damage to or losses of our homes under construction or our building lots that exceed our insurance and could cause significant constructions delays or substantial fluctuations in the pricing or availability of building materials. Any of these events could cause a decrease in our revenues, cash flow and earnings.

          SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     In passing the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), Congress encouraged public companies to make "forward-looking statements" by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the PSLRA.

     The words "believe," "expect," "anticipate," "forecast," "plan," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Form 10-K include statements concerning the demand for and the pricing of our homes, our ability to deliver existing backlog, the expected outcome of legal proceedings against us, the sufficiency of our capital resources, the impact of new accounting standards, the future realizability of deferred tax assets, the expectation of continued positive operating results in 2002 and beyond, the expected benefits of the Hancock acquisition, including future home closings and Hancock's future contribution to our revenues and earnings, and our ability to continue positive operating results in light of current economic conditions. Such statements are subject to significant risks and uncertainties.

     Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business, and stock and note prices are discussed in this report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results and Financial Condition."

     Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated events or changes to projections over time. As a result of these and other factors, our stock and note prices may fluctuate dramatically.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not enter into derivative financial instruments for trading purposes, although we do have other financial instruments in the form of notes payable and senior debt. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations. The interest rate on our senior debt is at a fixed rate. We do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact in the fixed rate debt until we would be required to refinance such debt.

     For example, based on an average bank borrowings of $81.1 million during 2001, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in 2002, interest incurred would increase and cash flows would decrease in 2002 by $811,000. A portion of the increased interest would be expensed as a period cost in 2002, while the balance would be capitalized to real estate under development and be expensed as a cost of home sales in 2002 and future years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, together with related notes and the report of KPMG LLP, independent auditors, are on the following pages. Other required financial information is more fully described in
Item 14.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Meritage Corporation:

     We have audited the accompanying consolidated balance sheets of Meritage Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meritage Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                            /s/ KPMG LLP


Phoenix, Arizona
February 6, 2002

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                             ----------------------
                                                                2001         2000
                                                             ---------    ---------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
  Cash and cash equivalents                                  $   3,383    $   4,397
  Real estate                                                  330,238      211,307
  Deposits on real estate under option or contract              45,252       24,251
  Receivables                                                    5,508        2,179
  Deferred tax asset                                             2,612          543
  Goodwill                                                      30,369       17,675
  Property and equipment, net                                    9,667        4,717
  Prepaid expenses and other assets                              9,686        2,006
                                                             ---------    ---------
    Total assets                                             $ 436,715    $ 267,075
                                                             =========    =========

LIABILITIES
  Accounts payable and accrued liabilities                   $  69,029    $  48,907
  Home sale deposits                                            13,538       10,917
  Notes payable                                                177,561       86,152
                                                             ---------    ---------

    Total liabilities                                          260,128      145,976
                                                             ---------    ---------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01.  Authorized 50,000,000
    shares; issued and outstanding 6,306,969 and 5,922,822
    shares at December 31, 2001 and 2000, respectively              63           59
  Additional paid-in capital                                   109,475      104,443
  Retained earnings                                             78,272       27,613
  Treasury stock at cost, 818,963 and 811,963 shares at
    December 31, 2001 and 2000, respectively                   (11,223)     (11,016)
                                                             ---------    ---------

    Total stockholders' equity                                 176,587      121,099
                                                             ---------    ---------

    Total liabilities and stockholders' equity               $ 436,715    $ 267,075
                                                             =========    =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                            YEARS ENDED DECEMBER 31,
                                                       -----------------------------------
                                                          2001         2000         1999
                                                       ---------    ---------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Home sales revenue                                     $ 742,576    $ 515,428    $ 334,007
Land sales revenue                                         1,598        5,039        7,779
                                                       ---------    ---------    ---------
                                                         744,174      520,467      341,786
                                                       ---------    ---------    ---------

Cost of home sales                                      (585,440)    (411,203)    (270,197)
Cost of land sales                                        (1,474)      (4,446)      (7,090)
                                                       ---------    ---------    ---------
                                                        (586,914)    (415,649)    (277,287)
                                                       ---------    ---------    ---------

Home sales gross profit                                  157,136      104,225       63,810
Land sales gross profit                                      124          593          689
                                                       ---------    ---------    ---------
                                                         157,260      104,818       64,499

Commissions and other sales costs                        (41,085)     (28,680)     (19,243)
General and administrative expenses                      (35,723)     (21,215)     (15,100)
Interest expense                                              --           (8)          (6)
Other income, net                                          2,884        1,847        2,064
                                                       ---------    ---------    ---------

Earnings before income taxes and extraordinary items      83,336       56,762       32,214
Income taxes                                             (32,444)     (21,000)     (13,269)
                                                       ---------    ---------    ---------

Earnings before extraordinary items                       50,892       35,762       18,945
Extraordinary items, net of tax effects                     (233)          --           --
                                                       ---------    ---------    ---------

Net earnings                                           $  50,659    $  35,762    $  18,945
                                                       =========    =========    =========

Earnings per share:

Basic:
  Earnings before extraordinary items                  $    9.59    $    6.92    $    3.49
  Extraordinary items, net of tax effects                  (0.04)          --           --
                                                       ---------    ---------    ---------
    Net earnings per share                             $    9.55    $    6.92    $    3.49
                                                       =========    =========    =========

Diluted:
  Earnings before extraordinary items                  $    8.64    $    6.26    $    3.14
  Extraordinary items, net of tax effects                  (0.04)          --           --
                                                       ---------    ---------    ---------
    Net earnings per share                             $    8.60    $    6.26    $    3.14
                                                       =========    =========    =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                 RETAINED
                                                                  ADDITIONAL     EARNINGS
                                      NUMBER OF      COMMON        PAID-IN     (ACCUMULATED     TREASURY
                                        SHARES        STOCK        CAPITAL       DEFICIT)         STOCK          TOTAL
                                      ---------     ---------     ---------      ---------      ---------      ---------
Balance at December 31, 1998              5,335     $      53     $  99,320      $ (27,094)     $      --      $  72,279
Net earnings                                 --            --            --         18,945             --         18,945
Exercise of stock options                    51             1           495             --             --            496
Contingent shares issued                     89             1            (1)            --             --             --
Stock option and contingent stock
  compensation expenses                      --            --           593             --             --            593
Purchase of treasury stock                   --            --            --             --         (1,902)        (1,902)
                                      ---------     ---------     ---------      ---------      ---------      ---------

Balance at December 31, 1999              5,475            55       100,407         (8,149)        (1,902)        90,411
Net earnings                                 --            --            --         35,762             --         35,762
Tax benefit from stock option
  exercises                                  --            --         1,917             --             --          1,917
Exercise of stock options                   359             3         2,047             --             --          2,050
Contingent shares issued                     89             1            (1)            --             --             --
Stock option and contingent stock
  compensation expenses                      --            --            73             --             --             73
Purchase of treasury stock                   --            --            --             --         (9,114)        (9,114)
                                      ---------     ---------     ---------      ---------      ---------      ---------

Balance at December 31, 2000              5,923            59       104,443         27,613        (11,016)       121,099
Net earnings                                 --            --            --         50,659             --         50,659
Tax benefit from stock option
  exercises                                  --            --         2,486             --             --          2,486
Exercise of stock options                   384             4         2,546             --             --          2,550
Purchase of treasury stock                   --            --            --             --           (207)          (207)
                                      ---------     ---------     ---------      ---------      ---------      ---------

Balance at December 31, 2001              6,307     $      63     $ 109,475      $  78,272      $ (11,223)     $ 176,587
                                      =========     =========     =========      =========      =========      =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2001         2000         1999
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                $  50,659    $  35,762    $  18,945
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                 5,741        3,407        2,528
    (Increase) decrease in deferred tax asset before
     extraordinary items                                         (2,069)         156        6,236
    Stock option and contingent stock compensation expenses          --           73          593
    Tax benefit from stock option exercises                       2,486        1,917           --
  Changes in assets and liabilities, net of effect of
   acquisition in 2001:
    Increase in real estate                                     (64,386)     (40,295)     (66,254)
    Increase in deposits on real estate under option or
     contract contract                                          (12,102)      (8,551)      (8,361)
    (Increase) decrease in receivables and prepaid expenses
     and other assets                                           (13,526)      (1,241)         680
    Increase in accounts payable and accrued liabilities         13,232       12,368        9,572
    Increase (decrease) in home sale deposits                       118        2,656         (326)
                                                              ---------    ---------    ---------
    Net cash provided by (used in) operating
     activities                                                 (19,847)       6,252      (36,387)
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for merger/acquisition                              (65,759)      (5,158)      (6,967)
  Purchases of property and equipment                            (7,270)      (3,017)      (2,935)
                                                              ---------    ---------    ---------
    Net cash used in investing activities                       (73,029)      (8,175)      (9,902)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                    527,910      447,269      273,824
  Repayments of debt                                           (578,391)    (447,054)    (225,093)
  Proceeds from issuance of senior debt                         165,000           --           --
  Repayments of senior debt                                     (25,000)          --           --
  Purchase of treasury stock                                       (207)      (9,114)      (1,902)
  Proceeds from exercises of stock options                        2,550        1,797          495
                                                              ---------    ---------    ---------
    Net cash provided by (used in) financing activities          91,862       (7,102)      47,324
                                                              ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents             (1,014)      (9,025)       1,035
Cash and cash equivalents, beginning of year                      4,397       13,422       12,387
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year                        $   3,383    $   4,397    $  13,422
                                                              =========    =========    =========

See Supplemental Disclosure of Cash Flow Information at Note 9.

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS. We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona and California. We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base. We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989. To expand our presence in Arizona, we acquired Hancock Communities (Hancock), another well-established homebuilder that serves the first-time and move-up markets in the Phoenix area, in 2001.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Meritage Corporation and our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain amounts have been reclassified to be consistent with current financial statement presentation. Financial results include the operations of Hancock from May 31, 2001, the date of acquisition (See Note 4).

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The preparation of our consolidated financial statements required us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate these estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions under different future conditions.

     The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual developments, the ultimate recoverability (or impairment) of these costs, the likelihood of closing lots held under option or contract and the ability to estimate expenses and accruals, including legal and warranty reserves. Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from individual home sales may be uncertain. Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if the land is not ultimately purchased. Finally, our inability to accurately estimate expenses or accruals could result in charges or income in the future results of operations related to activities or transactions in a preceding period.

     CASH AND CASH EQUIVALENTS. We consider all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Amounts in transit from title companies for home closings of approximately $317,000 and $5.5 million are included in cash and cash equivalents at December 31, 2001 and 2000, respectively.

     REAL ESTATE. Real estate consists of raw land, lots under development, homes under construction, completed homes and land held for development. This real estate is carried at cost unless such costs would not be recovered from the cash flows generated by future disposition. In such case, amounts are carried at estimated fair value less disposal costs. Costs capitalized include direct construction costs for homes, development period interest and certain common costs that benefit the entire community. Common costs are incurred on a community-by-community basis and allocated to residential lots based on the number of lots to be built in the project, which approximates the relative sales value method.

     Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. The deposits are then transferred to real estate at the time the lots are acquired. The deposits are charged to expense if the land acquisition is no longer considered probable.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     COST OF HOME SALES. Cost of home sales includes land acquisition and development costs, direct home construction costs, development period interest, closing costs and an allocation of common costs.

     REVENUE RECOGNITION AND CLASSIFICATION OF COSTS. Revenues from sales of residential real estate and related activities are recognized when closings have occurred, the buyer has made the required minimum down payment and other criteria for sale and profit recognition are satisfied.

     Estimated future warranty costs are charged to cost of sales in the period when the revenues from the related home closings are recognized. These estimated warranty costs generally range from 0.3% to 0.5% of the home's sales price.

     PROPERTY AND EQUIPMENT. Property and equipment, generally consisting of computer and office equipment and model home furnishings, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Accumulated depreciation was approximately $7.1 million and $5.4 million at December 31, 2001 and 2000, respectively. Maintenance and repair costs are expensed as incurred.

     GOODWILL. Goodwill represents the excess of purchase price over fair value of net tangible assets and identifiable intangible assets acquired, and is being amortized on a straight-line basis over a 20-year period. Accumulated amortization was approximately $4.3 million and $2.8 million at December 31, 2001 and 2000, respectively. Management periodically evaluates the business to which the goodwill relates to determine if the carrying value of goodwill has been impaired. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. No goodwill impairment was recorded in the accompanying statements of earnings. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill will no longer be amortized but reviewed for impairment at least annually.

     DEFERRED BOND COSTS. We incurred costs of approximately $5.2 million in relation to the 2001 issuance of our 9.75% senior notes, due June 2011. We have deferred these bond costs and are amortizing them using the effective interest method over the life of the bonds. At December 31, 2001, approximately $4.9 million of deferred bond costs, net of amortization, was included on our balance sheet as prepaid expenses and other assets.

     INCOME TAXES. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in future years and are subsequently adjusted for changes in the rates. The effect on deferred tax assets and liabilities of a change in tax rates is a charge or credit to deferred tax expense in the period of enactment.

     EARNINGS PER SHARE. We compute basic earnings per share by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

     STOCK OPTION PLANS. We have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, as allowed by SFAS No. 123 "Accounting for Stock-Based

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Compensation." As such, compensation expense would be recorded on the date of the grant only if the market price of the stock underlying the grant was greater than the exercise price. To date, we have only granted options to employees and non-employee directors. The pro forma disclosures that are required by SFAS No. 123 are presented in Note 6.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. Due to the short-term nature of these investments, we consider the carrying amounts of our short-term financial instruments  to be at fair  value.  Our  lines of  credit  and  acquisition  and development loans carry interest rates that are variable and/or comparable to current market rates based on the nature of the loans, their terms and remaining maturity, and therefore are stated at approximate fair value. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, these fair value estimates are subjective and not necessarily indicative of the amounts we would pay or receive in actual market transactions. (See Note 8.)

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

The components of real estate at December 31 are as follows (in thousands):

                                                       2001           2000
                                                     --------       --------
Homes under contract, in production                  $135,005       $ 92,881
Finished home sites                                    81,151         60,630
Home sites under development                           57,291         27,636
Homes held for resale                                  33,278         15,337
Model homes                                            18,289         11,600
Land held for development                               5,224          3,223
                                                     --------       --------
                                                     $330,238       $211,307
                                                     ========       ========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate and charged to cost of sales when the property is closed. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                       2001           2000
                                                     --------       --------
Interest capitalized, beginning of year              $  5,426       $  3,971
Interest capitalized                                   16,623         10,626
Amortization to cost of home and land sales           (13,303)        (9,171)
                                                     --------       --------
Interest capitalized, end of year                    $  8,746       $  5,426
                                                     ========       ========

Interest incurred                                    $ 16,623       $ 10,634
Interest capitalized                                  (16,623)       (10,626)
                                                     --------       --------
Interest expensed                                    $     --       $      8
                                                     ========       ========

     The purchase of real estate under option contracts with specific performance is dependent upon the completion of certain requirements by the sellers and us. At December 31, 2001, we had approximately 702 lots with an aggregate purchase price of approximately $20.4 million under option contracts with specific performance. Real estate under option or contact and related deposits are summarized below (dollars in thousands):

                                                                 DEPOSITS ON
                                                                 REAL ESTATE
                                                                 UNDER OPTION
                                                      # LOTS     OR CONTRACT
                                                      -------    ------------
Real estate under option or contract
  with specific performance                               702      $ 1,730
Real estate under option or contract
  with non-specific performance                         9,909       43,522
                                                      -------      -------
                                                       10,611      $45,252
                                                      =======      =======

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3 - NOTES PAYABLE

Notes payable at December 31 consist of the following:

                                                                                            2001            2000
                                                                                          --------        --------
                                                                                               (IN THOUSANDS)
$100 million  bank  revolving  construction  line of  credit,  interest  payable monthly  approximating  prime  (4.75% at December  31,2001)  or LIBOR  (rates varying from 1.87% to 1.88% at December  31, 2001) plus 2.0%,  payable at the earlier of close of escrow, maturity date of individual homes and lots within the  collateral  pool or over a 24-month  period  beginning  on June 1, 2003,
   secured by first deeds of trust on real estate                                         $    617        $ 50,354

$75 million bank revolving construction line of credit, interest payable monthly approximating  prime or LIBOR plus 2.0%,  payable at the  earlier of close of escrow, maturity date of individual homes and lots within the collateral pool
   or May 31, 2002, secured by first deeds of trust on real estate                          15,590          17,269

Acquisition  and  development  seller  carry back  financing,  interest  payable monthly at fixed rates of 9% to 10% per annum;  payable at the maturity  date
   of the individual projects, secured by first deeds of trust on land                       6,204           3,516

Senior unsecured notes, maturing June 1, 2011, interest only payments at 9.75% per
   annum, payable semi-annually                                                            155,000              --

Senior unsecured notes, paid in full May 30, 2001                                               --          15,000

Other                                                                                          150              13
                                                                                          --------        --------

     Total                                                                                $177,561        $ 86,152
                                                                                          ========        ========

     In May 2001, we issued $165 million in principal amount of 9.75% senior notes due June 1, 2011. Approximately $15.9 million of this amount was used to repay our existing senior notes. The early repayment of debt resulted in prepayment fees of approximately $731,000, which, net of the related income tax benefit of approximately $286,000, resulted in an extraordinary loss of $445,000.

     In September 2001, we purchased and retired $10 million in principal amount of our outstanding 9.75% senior notes for 93.25% of par. The purchases resulted in an extraordinary gain of $212,000 (net of approximately $136,000 in income taxes).

     Scheduled maturities of notes payable as of December 31, 2001 follow (in thousands):

          YEARS ENDING
          DECEMBER 31,
          ------------
              2002                                        $ 18,843
              2003                                           3,718
              2004                                              --
              2005                                              --
              2006                                              --
              Thereafter                                   155,000
                                                          --------
                                                          $177,561
                                                          ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Obligations to pay principal and interest on our senior unsecured notes are guaranteed by all of our wholly-owned subsidiaries (Guarantor Subsidiaries), other than certain inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Such guarantees are full and unconditional, and joint and several. Separate financial statements of the Guarantor Subsidiaries are not provided because Meritage Corporation (the parent company) has no independent assets or operations and the Non-Guarantor Subsidiaries are, individually and in the aggregate, minor. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

     The bank credit facilities and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios and place limitations on the payment of dividends and limit incurrence of indebtedness, asset dispositions and creations of liens, among other items. As of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, we were in compliance with these covenants. The senior unsecured notes restrict our ability to pay dividends.

NOTE 4 - ACQUISITION

     On May 30, 2001, we acquired substantially all of the homebuilding and related assets of HC Builders, Inc. and Hancock Communities, L.L.C. The purchase price was $65.8 million in cash, plus the assumption of accounts payable, accrued liabilities and home sales deposits totaling $9.4 million and a note payable totaling $1.9 million. In addition, we granted to Greg Hancock, the founder of the company, an earn-out, payable in cash over three years, equal to 20% of Hancock's pre-tax net income after a 10.5% charge on capital.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, we recorded goodwill of approximately $11.4 million, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Prior to January 1, 2002, the goodwill was being amortized over a period of 20 years (see Note 1).

      The following unaudited pro forma financial data for the years ended December 31, 2001 and 2000 has been prepared as if the acquisition of the assets and liabilities of Hancock on May 30, 2001 had occurred on January 1, 2000. Unaudited pro forma financial data is presented for informational purposes only and is based on historical information. This information may not be indicative of our actual amounts had the transaction occurred on the date listed above, nor does it purport to represent future periods (in thousands except per share amounts):

                                                    YEARS ENDED
                                                    DECEMBER 31,
                                               -----------------------
                                                 2001           2000
                                               --------       --------
Revenue                                        $796,884       $704,118
Earnings before extraordinary items              56,617         43,422
Net earnings                                     56,829         42,976
Diluted EPS before extraordinary items             9.62           7.60
Diluted EPS after extraordinary items              9.65           7.52

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 5 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the years ended December 31, follows (in thousands, except per share amounts):

                                                              2001        2000       1999
                                                            --------    --------   --------
BASIC:
Earnings before extraordinary items                         $ 50,892    $ 35,762   $ 18,945
Extraordinary items, net of tax effects                         (233)         --         --
                                                            --------    --------   --------
Net earnings                                                $ 50,659    $ 35,762   $ 18,945
                                                            ========    ========   ========

Weighted average number of shares outstanding                  5,305       5,171      5,431
                                                            --------    --------   --------

Basic earnings per share before extraordinary items         $   9.59    $   6.92   $   3.49
Extraordinary items                                            (0.04)         --         --
                                                            --------    --------   --------
Basic earnings per share                                    $   9.55    $   6.92   $   3.49
                                                            ========    ========   ========

DILUTED:
Earnings before extraordinary items*                        $ 50,892    $ 35,762   $ 18,945
Extraordinary items, net of tax effects                         (233)         --         --
                                                            --------    --------   --------
Net earnings                                                $ 50,659    $ 35,762   $ 18,945
                                                            ========    ========   ========

Weighted average number of shares outstanding                  5,305       5,171      5,431
Effect of dilutive securities:
   Contingent shares and warrants                                 --          19         89
   Options to acquire common stock                               583         524        512
                                                            --------    --------   --------
Diluted weighted common shares outstanding                     5,888       5,714      6,032
                                                            --------    --------   --------

Diluted earnings per share before extraordinary items       $   8.64    $   6.26   $   3.14
Extraordinary items                                            (0.04)         --         --
                                                            --------    --------   --------
Diluted earnings per share                                  $   8.60    $   6.26   $   3.14
                                                            ========    ========   ========

Antidilutive stock options not included in diluted EPS            --          38        279
                                                            ========    ========   ========

* There were no reconciling items between earnings before extraordinary items on a basic and diluted basis.

NOTE 6 - STOCK OPTIONS

     Our Board of Directors administers our stock option plan. The plan provides for stock option grants to key personnel and directors, and provides a means of performance-based compensation in order to attract and retain qualified employees.

     We apply APB Opinion No. 25 and related interpretations in accounting for our plan. Under APB No. 25, if the exercise price of our stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Had compensation cost for these plans been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                 2001       2000       1999
                                               --------   --------   --------
Net earnings                   As reported     $ 50,659   $ 35,762   $ 18,945
                               Pro forma         49,195     35,464     18,472
Basic earnings per share       As reported         9.55       6.92       3.49
                               Pro forma           9.27       6.86       3.40
Diluted earnings per share     As reported         8.60       6.26       3.14
                               Pro forma           8.36       6.21       3.06


     The per share weighted average fair values of stock options granted during 2001, 2000 and 1999 were $16.64, $5.67 and $7.81, respectively, on the dates of grant calculated using the Black-Scholes pricing model based on the following weighted average assumptions:

                                                 2001       2000       1999
                                               --------   --------   --------
Expected dividend yield                              0%         0%         0%
Risk-free interest rate                           4.79%      6.71%      4.76%
Expected volatility                                 55%        47%        52%
Expected life (in years)                             6          6          6

THE MERITAGE PLAN

     Meritage stockholders approved our current stock option plan at the 1997 Annual Stockholders Meeting. The plan authorizes grants of incentive stock options and non-qualified stock options to our executives, directors, employees and consultants. At December 31, 2001, a total of 662,720 shares of Meritage common stock are reserved for issuance upon exercise of stock options granted under this plan. The options vest over periods from two to five years from the date such options were granted, are based on continued employment and expire five to ten years after the date of grant.

OTHER OPTIONS

     The 1988 Homeplex Mortgage Investments Corporation Stock Option Plan was in effect at the time of the merger. No new grants were issued under this plan since the merger, and all remaining options were exercised during 2000.

     In connection with the merger and Legacy combination, Mssrs. Hilton, Landon and Cleverly each received 166,667 non-qualified stock options with three year vesting periods. The exercise price of these options is $5.25 per share, which was negotiated at the time of the transactions. Mr. Hilton's and Mr. Cleverly's options expire in December 2002. Mr. Landon exercised his options in 2001. There are 165,834 shares of Meritage common stock reserved for issuance upon exercise of such stock options at December 31, 2001.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SUMMARY OF STOCK OPTION ACTIVITY:

                                                      2001                    2000                     1999
                                             ---------------------   ---------------------    ---------------------
                                                          WEIGHTED                 WEIGHTED                WEIGHTED
                                                           AVERAGE                  AVERAGE                 AVERAGE
                                                          EXERCISE                 EXERCISE                EXERCISE
                                               SHARES      PRICE       SHARES       PRICE       SHARES      PRICE
                                             ---------    -------    ---------     -------    ---------    -------
Options outstanding at beginning of year       894,000    $  8.73    1,173,226     $  7.65    1,028,302    $  6.25
   Granted                                     321,950      30.34       89,800       10.43      264,500      14.74
   Exercised                                  (384,147)      6.64     (359,026)       5.00      (51,076)      7.08
   Canceled                                    (21,440)     15.75      (10,000)      12.17      (68,500)     14.39
                                             ---------    -------    ---------     -------    ---------    -------
Options outstanding at end of year             810,363    $ 18.12      894,000     $  8.73    1,173,226    $  7.65
                                             =========    =======    =========     =======    =========    =======
Options exercisable at end of year             294,294                 587,700                  801,669
Price range of options exercised                   $5.25 - $17.63          $4.37 - $14.25           $5.62 - $11.25
Price range of options outstanding                 $5.25 - $41.77          $5.25 - $18.00           $4.50 - $17.63
Total shares reserved at end of year           828,554               1,226,571                1,386,583

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2001, WERE:

                                               STOCK OPTIONS OUTSTANDING                STOCK OPTIONS EXERCISABLE
                                   -----------------------------------------------      -------------------------
                                                                          WEIGHTED                       WEIGHTED
                                                    WEIGHTED AVERAGE       AVERAGE                        AVERAGE
                                     NUMBER            REMAINING          EXERCISE         NUMBER        EXERCISE
RANGE OF EXERCISE PRICES           OUTSTANDING      CONTRACTUAL LIFE        PRICE       EXERCISABLE        PRICE
------------------------           -----------      ----------------        -----       -----------        -----
$ 5.25 - $12.50                      289,633           2.6 years           $  6.96        216,014         $ 6.00
$14.25 - $18.00                      204,500           3.9                   14.99         77,800          14.84
$28.86 - $41.77                      316,230           6.5                   30.37            480          28.86
                                    --------          ----                 -------       --------         ------
                                     810,363           4.5 years           $ 18.12        294,294         $ 8.37
                                    ========          ====                 =======       ========         ======

NOTE 7 - INCOME TAXES

Total income tax expense was allocated as follows (in thousands):

                                       2001        2000        1999
                                     --------    --------    --------
Income from continuing operations    $ 32,444    $ 21,000    $ 13,269
Extraordinary items (benefit)            (149)         --          --
                                     --------    --------    --------
                                     $ 32,295    $ 21,000    $ 13,269
                                     ========    ========    ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Components of income tax expense attributable to income from continuing operations are (in thousands):

                                       2001        2000        1999
                                     --------    --------    --------
      Current taxes:
           Federal                   $ 29,295    $ 18,255    $  5,748
           State                        5,218       2,589       1,285
                                     --------    --------    --------
                                       34,513      20,844       7,033
                                     --------    --------    --------
      Deferred taxes:
           Federal                     (1,742)        140       6,121
           State                         (327)         16         115
                                     --------    --------    --------
                                       (2,069)        156       6,236
                                     --------    --------    --------

           Total                     $ 32,444    $ 21,000    $ 13,269
                                     ========    ========    ========

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences at December 31, 2001 and 2000 (in thousands):

                                                  2001        2000
                                                --------    --------
Warranty reserve                                $    931    $    675
Real estate and fixed asset basis differences        247         324
Wages payable                                      1,719          --
Other                                                603         221
                                                --------    --------
                                                   3,500       1,220
Deductible merger/acquisition costs                 (888)       (677)
                                                --------    --------
     Net deferred tax asset                     $  2,612    $    543
                                                ========    ========

     We believe it is more likely than not that future operating results will generate sufficient taxable income to realize the net deferred tax asset.

RECONCILIATION OF EFFECTIVE INCOME TAX EXPENSE:

     Income taxes differ for the years ended December 31, 2001, 2000 and 1999, from the amounts computed using the federal statutory income tax rate as a result of the following (in thousands):

                                                  2001        2000        1999
                                                --------    --------    --------
Expected taxes at current federal
 statutory income tax rate                      $ 29,355    $ 19,299    $ 10,953
State income taxes                                 3,097       1,719         890
Non-deductible merger/acquisition costs
 and other                                            (8)        (18)      1,426
                                                --------    --------    --------
     Income tax expense                         $ 32,444    $ 21,000    $ 13,269
                                                ========    ========    ========

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of our 9.75% senior notes at December 31, 2001, is $160.4 million, based on independent dealer quotes. The recorded amount of the senior notes at December 31, 2001 is $155 million.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Additional information related to our Consolidated Statements of Cash Flows follows (in thousands):

The 2001 acquisition of Hancock resulted in the following changes in assets and liabilities:

Increase in real estate                                $(54,545)
Increase in deposits on real estate under option
  or contract                                            (8,899)
Increase in receivables and other assets                   (543)
Increase in goodwill                                    (11,423)
Increase in property and equipment                       (1,632)
Increase in accounts payable and accrued liabilities      6,890
Increase in home sale deposits                            2,503
Increase in notes payable                                 1,890
                                                       --------
Net cash paid for acquisition                          $(65,759)
                                                       ========

                                          2001      2000      1999
                                        -------   -------   -------
Cash paid during the year for:
     Interest                           $14,722   $ 8,403   $ 5,873
     Income taxes                       $31,160   $18,786   $ 5,423

NOTE 10 - RELATED PARTY TRANSACTIONS

     We have transacted business with related or affiliated companies and with certain officers and directors of the Company.

     Since 1997, we have leased office space in Plano, Texas from Home Financial Services, a Texas partnership owned by a co-chief executive officer and his wife. The lease expires May 15, 2002. Rents paid to the partnership were $193,771, $185,613 and $176,773, in 2001, 2000 and 1999, respectively, and were recorded as general and administrative expenses.

     We paid legal fees of approximately $420,000, $311,000 and $334,000 to Tiffany & Bosco, P.A., a law firm of which one of our directors is a partner, in 2001, 2000 and 1999, respectively. These fees were recorded as general and administrative expenses.

     In 2001, we purchased 77 lots for development in Arizona at a cost of approximately $3.5 million from a business controlled by one of our directors. We purchased 42 lots at a cost of approximately $2.4 million from this same business in 2000, and no lots in 1999. The land purchased from this business was recorded as real estate on our balance sheet.

     In connection with our acquisition of Hancock, we assumed the following existing transactions with affiliates of Greg Hancock, the founder of Hancock and now its division president at Meritage.

     Mr. Hancock is the majority owner of a venture that is developing a master planned community in Casa Grande, Arizona. We have entered into an option contract to purchase approximately 410 acres of residential land in this community. At December 31, 2001, we had not purchased any land, but had paid deposits to the venture for our option, totaling approximately $750,000, which is included in deposits on real estate under option or contract on our accompanying balance sheet. In addition, we received from the venture, at no cost, 185 acres of land on which to build a golf course. We have assumed responsibility for the construction of the golf course which, as an amenity, is expected to benefit the land under option. We also perform certain

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


planning and construction supervision functions for the venture for which we are paid a management fee of 3% of the development costs. For the year ended December 31, 2001, we earned approximately $173,000 pursuant to this arrangement, which we recorded as other income in our statement of earnings.

     At December 31, 2001, we owed approximately $1.9 million to a venture controlled by Mr. Hancock that had sold land to Hancock. The note payable was repaid in full in January 2002.

     At December 31, 2001, Mr. Hancock owed us approximately $340,000, related to the resolution of various post-closing matters pertaining to the Hancock acquisition. This obligation was recorded as a receivable on our balance sheet and was paid in full in January 2002.

NOTE 11 - SEGMENT INFORMATION

     We classify our operations into two primary management segments: first-time and volume priced homes and mid to luxury priced homes. These segments generate revenue through the home sales to external customers. We are not dependent on any one major customer.

     Operational   information  relating  to  the  different  business  segments follows. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest, taxes and extraordinary items (EBIT). The accounting policies of the business segments are the same as those described in Note 1. There are no significant transactions between segments.

                                                  YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               2001         2000         1999
                                            ---------    ---------    ---------
                                                       (IN THOUSANDS)
HOME SALES REVENUE:
   First-time and volume priced             $ 433,861    $ 246,953    $ 185,783
   Mid to luxury priced                       308,715      268,475      148,224
                                            ---------    ---------    ---------
          Total                             $ 742,576    $ 515,428    $ 334,007
                                            =========    =========    =========

EBIT:
   First-time and volume priced             $  62,145    $  35,934    $  23,961
   Mid to luxury priced                        40,310       33,633       17,391
   Corporate and other                         (5,815)      (3,626)      (4,094)
                                            ---------    ---------    ---------
          Total                             $  96,640    $  65,941    $  37,258
                                            =========    =========    =========

                                                  DECEMBER 31,
                                            ----------------------
                                               2001         2000
                                            ---------    ---------
                                               (IN THOUSANDS)
ASSETS AT YEAR END:
   First-time and volume priced             $ 261,825    $ 140,348
   Mid to luxury priced                       164,156      124,359
   Corporate and other                         10,734        2,368
                                            ---------    ---------
          Total                             $ 436,715    $ 267,075
                                            =========    =========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES

     We are involved in legal proceedings and claims that have arisen in the normal course of business. Also, at December 31, 2001, we had approximately $5.2 million in reserve for various warranty claims. We believe the ultimate liabilities, if any, with respect to these matters will not have a material adverse effect on our financial position or results of operations.

     In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts. At December 31, 2001, outstanding letters of credit were $12.2 million and performance bonds were $46.1 million. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

     As a component of our model home construction activities, we enter into lease transactions with third parties. The total cost, including land costs, of model homes leased by us and constructed under these lease agreements is $19.0 million, all of which is excluded from our balance sheet as of December 31, 2001.

     We lease office facilities, model homes and equipment under various operating lease agreements. Approximate minimum lease payments for non-cancelable operating leases as of December 31, 2001, are as follows (in thousands):

          DECEMBER 31,
             2002..................................           $ 3,049
             2003..................................             1,637
             2004..................................             1,128
             2005..................................               790
             2006..................................               227
             Thereafter............................                22
                                                              -------
                                                              $ 6,853
                                                              =======

     Rent expense approximated $2.5 million, $1.6 million and $1.1 million in 2001, 2000 and 1999, respectively. Included in these amounts are $151,000, $185,600 and $415,000 in 2001, 2000 and 1999, respectively, related to office facilities leased from companies owned beneficially either by one of our co-chairmen or by a co-chairman and a director.

     We have certain obligations related to post-construction warranties and defects related to homes constructed and sold. Historically, these amounts have not been material and we do not anticipate future obligations to be material.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        HOME SALES                   BASIC EARNINGS    DILUTED EARNINGS
                                         REVENUE     NET EARNINGS      PER SHARE          PER SHARE
                                         -------     ------------      ---------          ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001 - THREE MONTHS ENDED:
March 31                                $ 116,113      $  7,389          $ 1.44             $ 1.28
June 30                                   174,403        12,493            2.36               2.12
September 30                              207,177        14,887            2.77               2.50
December 31                               244,883        15,890            2.93               2.69

2000 - THREE MONTHS ENDED:
March 31                                $  91,653      $  4,771          $ 0.90             $ 0.82
June 30                                   120,802         8,573            1.62               1.50
September 30                              134,464        10,509            2.06               1.85
December 31                               168,509        11,909            2.38               2.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is included under the captions "Election of Directors," "Director and Officer Information," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Notice and Proxy Statement relating to our 2002 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, our 2002 Proxy Statement is not being filed as a part of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is included under the captions "Executive Compensation," "Director Compensation," and "Employment Agreements" in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is included under the caption "Stock Owned by Principal Stockholders and Management" in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is included under the caption "Certain Transactions and Relationships" in our 2002 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 PAGE OR
                                                                                             METHOD OF FILING
                                                                                             ----------------
(a)  FINANCIAL STATEMENTS AND SCHEDULES

     (i)  Financial Statements:
          (1)  Report of KPMG LLP                                                                Page 24
          (2)  Consolidated  Financial  Statements  and  Notes  to  Consolidated                 Page 25
               Financial  Statements  of  the  Company,  including  Consolidated
               Balance  Sheets  as of  December  31,  2001 and 2000 and  related
               Consolidated  Statements  of Earnings,  Stockholders'  Equity and
               Cash Flows for each of the years in the  three-year  period ended
               December 31, 2001

     (ii) Financial Statement Schedules:
          Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)  REPORTS ON FORM 8-K
     We filed no reports on Form 8-K in the fourth quarter of 2001.

(c)  EXHIBITS

EXHIBIT
 NUMBER                     DESCRIPTION                                              PAGE OR METHOD OF FILING
 ------                     -----------                                              ------------------------

  2.1     Agreement and Plan of Reorganization, dated as of           Incorporated by reference to Exhibit 2 of Form S-4
          September 13, 1996, by and among Homeplex, the              Registration Statement No. 333-15937.
          Monterey Merging Companies and the Monterey
          Stockholders

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

  2.4     Master Transaction Agreement (with exhibits),               Incorporated by reference to Exhibit 2.1 of Form
          dated May 7, 2001 by and among the Company,                 8-K dated May 10, 2001.
          Hancock-MTH Builders, Inc., Hancock-MTH
          Communities, Inc., HC Builders, Inc. and Hancock
          Communities, L.L.C.

 2.4.1    Amendment No. 1 to Master Transaction Agreement             Incorporated by reference to Exhibit 2.1 of Form
          and Agreement of Purchase and Sale of Assets,               8-K dated June 6, 2001.
          dated May 30, 2001 by and between Meritage
          Corporation, Meritage-MTH Communities, Inc., HC
          Builders, Inc., Hancock Communities, L.L.C. and
          American Homes West, Incorporated

  3.1     Amendment to Articles of Incorporation                      Incorporated by reference to Exhibit 3.1 of Form
                                                                      10-Q for the quarterly period ended September 30,
                                                                      1998.

  3.2     Restated Articles of Incorporation                          Incorporated by reference to Exhibit 3.2 of Form
                                                                      10-Q for the quarterly period ended September 30,
                                                                      1998.

  3.3     Amended and Restated Bylaws                                 Incorporated by reference to Exhibit 3.3 of Form
                                                                      S-3 #333-58793.

  4.1     Specimen of Common Stock Certificate                        Incorporated by reference to Exhibit 4 of Form
                                                                      10-K for the year ended December 31, 1996.

  4.2     Indenture dated as of May 31, 2001, by and among            Incorporated by reference to Exhibit 4.1 of Form
          Meritage Corporation, the Guarantors named therein          8-K dated June 6, 2001.
          and Wells Fargo Bank, N.A.

 10.1     $70 Million Borrowing Base Loan Agreement by and            Incorporated by reference to Exhibit 10.4 of Form
          among the Company, Norwest Bank, Arizona, N.A. and          10-K for the year ended December 31, 1999.
          California Bank and Trust, dated as of September
          15, 1999

10.1.1    Modification to Loan Agreement with Wells Fargo             Incorporated by reference to Exhibit 10.1 of Form
          Bank, Arizona, N.A. and California Bank and Trust,          10-Q for the quarterly period ended June 30, 2000.
          dated as of May 16, 2000

10.1.2    Second Modification to Loan Agreement with Wells            Incorporated by reference to Exhibit 10.1.2 of
          Fargo Bank, Arizona, N.A. and California Bank and           Form S-4 dated July 3, 2001.
          Trust, dated June 1, 2001

 10.2     Modification to Guaranty Federal Bank Loan, dated           Incorporated by reference to Exhibit 10.1 of Form
          as of May 19, 1998                                          10-Q for the quarterly period ended June 30, 1998.


10.2.1    Modification to Guaranty Federal Bank Loan, dated           Incorporated by reference to Exhibit 10.4 of Form
          as of July 31, 1999                                         10-K for the year ended December 31, 1999.

10.2.2    Modification to Guaranty Federal Bank Loan, dated           Incorporated by reference to Exhibit 10.1 of Form
          as of March 29, 2000                                        10-Q for the quarterly period ended March 31,
                                                                      2000.


10.2.3    Extension of Guaranty Federal Bank Loan, dated as           Incorporated by reference to Exhibit 10.2 of Form
          of July 31, 2000                                            10-Q for the quarterly period ended June 30, 2000.


10.2.4    Modification to Guaranty Federal Bank Loan, dated           Incorporated by reference to Exhibit 10.1 of Form
          as of July 31, 2000                                         10-Q for the quarterly period ended September 30,
                                                                      2000.

10.2.5    Seventh Modification Agreement to Guaranty Federal          Incorporated by reference to Exhibit 10.2.4 of
          Bank Loan, dated as of May 29, 2001                         Form S-4 dated July 3, 2001.

10.2.6    Modification Letter to the Guaranty Federal Bank            Incorporated by reference to Exhibit 10.1 of Form
          Loan, dated as of May 29, 2001                              10-Q for the quarterly period ended June 30, 2001.

 10.3     $3.3 Million Construction Loan Agreement by and             Incorporated by reference to Exhibit 10.2 of Form
          between the Company and Compass Bank, Dated as of           10-Q for the quarterly period ended March 31,
          February 10, 2000                                           2000.

 10.4     Amended 1997 Stock Option Plan *                            Incorporated by reference to Exhibit 4.1 of
                                                                      Registration Statement No. 333-39036 filed on June
                                                                      12, 2000.

 10.5     2001 Annual Incentive Plan*                                 Incorporated by reference to Exhibit B of the
                                                                      Proxy Statement for the 2001 Annual Meeting of
                                                                      Stockholders.

 10.6     Employment Agreement, dated as of May 30, 2001, by          Incorporated by reference to Exhibit 10.2 of Form
          and among Meritage Corporation, Hancock MTH                 8-K dated June 6, 2001.
          Builders, Inc., Hancock Communities, Inc. and Greg
          Hancock*

 10.7     Employment Agreement between the Company and                Incorporated by reference to Exhibit 10.10 to the
          William W. Cleverly*                                        Form 10-K for the year ended December 31, 1996.

 10.8     Separation and Consulting Agreement between the             Incorporated by reference to Exhibit C of the Form
          Company and William W. Cleverly*                            8-K filed on March 23, 1999.

 10.9     Employment Agreement between the Company and                Incorporated by reference to Exhibit 10.11 to the
          Steven J. Hilton*                                           Form 10-K for the year ended December 31, 1996.

10.10     Employment Agreement between the Company and John           Incorporated by reference to Exhibit C of the Form
          R. Landon*                                                  8-K filed on June 18, 1997.

10.11     Stock Option Agreement between the Company and              Incorporated by reference to Exhibit 10.12 of the
          William W. Cleverly*                                        Form 10-K for the year ended December 31, 1996.

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

10.13     Stock Option Agreement between the Company and              Incorporated by reference to Exhibit C of the Form
          John R. Landon*                                             8-K filed on June 18, 1997.

10.14     Registration Rights Agreement between the Company           Incorporated by reference to Exhibit 10.14 to the
          and William W. Cleverly*                                    Form 10-K for the year ended December 31, 1996.

10.15     Registration Rights Agreement between the Company           Incorporated by reference to Exhibit 10.15 to the
          and Steven J. Hilton*                                       Form 10-K for the year ended December 31, 1996.

10.16     Registration Rights Agreement between the Company           Incorporated by reference to Exhibit C of the Form
          and John R. Landon*                                         8-K filed on June 18, 1997.

10.17     Employment Agreement between the Company and                Incorporated by reference to Exhibit 10.1 of Form
          Larry W. Seay*                                              10-Q for the quarterly period ended September 30,
                                                                      2001.

10.18     Change of Control Agreement between the Company             Incorporated by reference to Exhibit 10.3 of Form
          and Steven J. Hilton*                                       10-Q for the quarterly period ended March 30,
                                                                      2000.

10.19     Change of Control Agreement between the Company             Incorporated by reference to Exhibit 10.4 of Form
          and John R. Landon*                                         10-Q for the quarterly period ended March 30,
                                                                      2000.

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

  21      List of Subsidiaries                                        Filed herewith.

  23      Consent of KPMG LLP                                         Filed herewith.

  24      Powers of Attorney                                          See signature page.

-------
*    Indicates a management contract or compensation plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2002.

                                      MERITAGE CORPORATION,
                                      a Maryland Corporation

                                      By /s/ JOHN R. LANDON
                                         ---------------------------------------
                                         John R. Landon
                                         CO-CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                      By /s/ STEVEN J. HILTON
                                         ---------------------------------------
                                         Steven J. Hilton
                                         CO-CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Landon, Steven J. Hilton and Larry W. Seay, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act of things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

       SIGNATURE                          TITLE                        DATE
       ---------                          -----                        ----

/s/ JOHN R. LANDON           Co-Chairman and                      March 27, 2002
--------------------------   Chief Executive Officer
    John R. Landon

/s/ STEVEN J. HILTON         Co-Chairman and                      March 27, 2002
--------------------------   Chief Executive Officer
    Steven J. Hilton

/s/ LARRY W. SEAY            Chief Financial Officer, Vice        March 27, 2002
--------------------------   President-Finance, Secretary and
    Larry W. Seay            Treasurer (Principal Financial and
                             Accounting Officer)

/s/ WILLIAM W. CLEVERLY      Director                             March 27, 2002
--------------------------
    William W. Cleverly

/s/ RAYMOND OPPEL            Director                             March 27, 2002
--------------------------
    Raymond Oppel

/s/ ROBERT G. SARVER         Director                             March 27, 2002
--------------------------
    Robert G. Sarver

/s/ C. TIMOTHY WHITE         Director                             March 27, 2002
--------------------------
    C. Timothy White

/s/ PETER L. AX              Director                             March 27, 2002
--------------------------
    Peter L. Ax