Form 10-Q
period 2002-03-31
MERITAGE CORP
filed 2002-05-15
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

As of May 6, 2002, 11,446,000 shares of Meritage Corporation common stock were outstanding.

================================================================================

                              MERITAGE CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheets as of March 31, 2002 (unaudited)
           and December 31, 2001........................................       3

           Consolidated Statements of Earnings for the Three
           Months ended March 31, 2002 and 2001 (unaudited).............       4

           Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 2002 and 2001 (unaudited).......       5

           Notes to Consolidated Financial Statements (unaudited).......       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................      12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK..................................................      16

PART II.   OTHER INFORMATION

ITEMS 1-3. NOT APPLICABLE...............................................      16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........      16

ITEM 5.    OTHER INFORMATION............................................      17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................      17

SIGNATURES..............................................................     S-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      (UNAUDITED)
                                                                        MARCH 31,    DECEMBER 31,
                                                                          2002           2001
                                                                        --------       --------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
  Cash and cash equivalents                                             $    273       $  3,383
  Real estate                                                            375,326        330,238
  Deposits on real estate under option or contract                        46,286         45,252
  Receivables                                                              4,682          5,508
  Deferred tax asset                                                       3,109          2,612
  Goodwill                                                                30,813         30,369
  Property and equipment, net                                              9,967          9,667
  Prepaid expenses and other assets                                       11,306          9,686
                                                                        --------       --------

          Total assets                                                  $481,762       $436,715
                                                                        ========       ========
LIABILITIES
  Accounts payable and accrued liabilities                              $ 64,923       $ 69,029
  Home sale deposits                                                      16,745         13,538
  Notes payable                                                          210,199        177,561
                                                                        --------       --------

          Total liabilities                                              291,867        260,128
                                                                        --------       --------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value. Authorized 50,000,000
    shares; issued and outstanding 12,963,672 and
    12,613,938 shares at March 31, 2002 and December 31,
    2001, respectively                                                       130            126
  Additional paid-in capital                                             114,150        109,412
  Retained earnings                                                       86,838         78,272
  Treasury stock at cost, 1,637,926 shares at March 31, 2002
    and December 31, 2001                                                (11,223)       (11,223)
                                                                        --------       --------

          Total stockholders' equity                                     189,895        176,587
                                                                        --------       --------

          Total liabilities and stockholders' equity                    $481,762       $436,715
                                                                        ========       ========


           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   2002            2001
                                                ---------        ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Home sales revenue                              $ 169,731        $ 116,113
Land sales revenue                                     --              593
                                                ---------        ---------
                                                  169,731          116,706

Cost of home sales                               (138,095)         (92,579)
Cost of land sales                                     --             (531)
                                                ---------        ---------
                                                 (138,095)         (93,110)

Home sales gross profit                            31,636           23,534
Land sales gross profit                                --               62
                                                ---------        ---------
                                                   31,636           23,596

Commissions and other sales costs                 (11,296)          (7,013)
General and administrative expenses                (7,465)          (4,935)
Interest expense                                       --               (1)
Other income, net                                   1,168              534
                                                ---------        ---------

Earnings before income taxes                       14,043           12,181
Income taxes                                       (5,477)          (4,792)
                                                ---------        ---------
Net earnings                                    $   8,566        $   7,389
                                                =========        =========

Basic earnings per share                        $    0.77        $    0.72
                                                =========        =========

Diluted earnings per share                      $    0.72        $    0.64
                                                =========        =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2002             2001
                                                                       ---------        ---------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                         $   8,566        $   7,389
  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                                          1,351              766
    (Increase) decrease in deferred tax asset                               (497)              16
    Tax benefit from stock option exercises                                3,202               --
  Changes in assets and liabilities:
    Increase in real estate                                              (45,088)         (22,139)
    Increase in deposits on real estate under option or contract          (1,034)          (4,525)
    (Increase) decrease in receivables and prepaid expenses and
     other assets                                                         (1,369)             268
    Decrease in accounts payable and accrued liabilities                  (4,106)         (12,214)
    Increase in home sale deposits                                         3,207            2,204
                                                                       ---------        ---------
      Net cash used in operating activities                              (35,768)         (28,235)
                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (1,520)            (798)
                                                                       ---------        ---------
      Net cash used in investing activities                               (1,520)            (798)
                                                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                             142,987          116,572
  Repayments of debt                                                    (110,349)         (85,795)
  Proceeds from exercises of stock options                                 1,540              218
                                                                       ---------        ---------
      Net cash provided by financing activities                           34,178           30,995
                                                                       ---------        ---------
Net increase (decrease) in cash and cash equivalents                      (3,110)           1,962
Cash and cash equivalents at beginning of period                           3,383            4,397
                                                                       ---------        ---------
Cash and cash equivalents at end of period                             $     273        $   6,359
                                                                       =========        =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     BUSINESS. We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona and California. We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base. We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989. To expand our presence in Arizona, in 2001 we acquired Hancock Communities (Hancock), another well-established homebuilder that serves the first-time and move-up markets in the Phoenix area.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of Meritage Corporation and our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain amounts have been reclassified to be consistent with current financial statement presentation. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our annual report on Form10-K for the year ended December 31, 2001.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142.

     Goodwill represents the cost of acquired companies in excess of the fair value of net assets acquired at acquisition date. The goodwill recorded resulting from our acquisitions is allocated to our business operating segments as follows:

                                                               At March 31, 2002
                                                                 (in thousands)
                                                                 --------------
     First-time and volume-priced                                    $27,663
     Mid- to luxury-priced                                             3,150
                                                                     -------
                                                                     $30,813
                                                                     =======

     Goodwill is reviewed by management for impairment annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     Effective January 1, 2002, we adopted the nonamortization provisions of SFAS No. 142 related to the goodwill existing at December 31, 2001. The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense (dollars in thousands except per share amounts):

                                                                       YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------   THREE MONTHS ENDED
                                                               2001            2000           1999        MARCH 31, 2001
                                                            ----------      ----------     ----------     --------------
Earnings before extraordinary items                         $   50,892      $   35,762     $   18,945       $    7,389
Extraordinary items, net of tax effects                           (233)             --             --               --
                                                            ----------      ----------     ----------       ----------
Net earnings, as reported                                   $   50,659      $   35,762     $   18,945       $    7,389
                                                            ==========      ==========     ==========       ==========

Earnings, as adjusted before extraordinary items            $   51,771      $   36,434     $   19,573       $    7,603
Extraordinary items, net of tax effects                           (233)             --             --               --
                                                            ----------      ----------     ----------       ----------
Net earnings, as adjusted                                   $   51,538      $   36,434     $   19,573       $    7,603
                                                            ==========      ==========     ==========       ==========

AS REPORTED*:
Basic earnings per share before extraordinary items         $     4.80      $     3.46     $     1.74       $     0.72
Extraordinary items                                              (0.02)             --             --               --
                                                            ----------      ----------     ----------       ----------
Basic earnings per share                                    $     4.78      $     3.46     $     1.74       $     0.72
                                                            ==========      ==========     ==========       ==========

Diluted earnings per share before extraordinary items       $     4.32      $     3.13     $     1.57       $     0.64
Extraordinary items                                              (0.02)             --             --               --
                                                            ----------      ----------     ----------       ----------
Diluted earnings per share                                  $     4.30      $     3.13     $     1.57       $     0.64
                                                            ==========      ==========     ==========       ==========

AS ADJUSTED*:
Basic earnings per share before extraordinary items         $     4.88      $     3.52     $     1.80       $     0.74
Extraordinary items                                              (0.02)             --             --               --
                                                            ----------      ----------     ----------       ----------
Basic earnings per share                                    $     4.86      $     3.52     $     1.80       $     0.74
                                                            ==========      ==========     ==========       ==========

Diluted earnings per share before extraordinary items       $     4.40      $     3.19     $     1.62       $     0.66
Extraordinary items                                              (0.02)             --             --               --
                                                            ----------      ----------     ----------       ----------
Diluted earnings per share                                  $     4.38      $     3.19     $     1.62       $     0.66
                                                            ==========      ==========     ==========       ==========

*    Adjusted to reflect the 2 for 1 stock split effective April 26, 2002.

     During the second quarter of 2002, we will finalize the first of the required impairment tests of goodwill as of January 1, 2002. We cannot determine the effect of these tests on earnings or financial position at this time.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 provides guidance on differentiating between assets held and used and assets to be disposed of. Assets to be disposed of would be classified as held for sale (and depreciation would cease) when management, having the authority to approve the action, commits to a plan to sell the asset(s) meeting all required criteria. We adopted this statement on January 1, 2002, which did not have a material effect on our earnings or financial position.

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

The components of real estate are as follows (in thousands):

                                             MARCH 31, 2002   DECEMBER 31, 2001
                                             --------------   -----------------
Homes under contract, in production             $164,071           $135,005
Finished home sites                               83,351             81,151
Home sites under development                      75,560             57,291
Homes held for resale                             31,045             33,278
Model homes                                       16,768             18,289
Land held for development                          4,531              5,224
                                                --------           --------
                                                $375,326           $330,238
                                                ========           ========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate and charged to cost of sales when the property is closed. Summaries of interest capitalized and interest expensed follow (in thousands):

                                                     MARCH 31,
                                                -------------------
                                                  2002       2001
                                                --------   --------
Beginning unamortized capitalized interest      $  8,746   $  5,426
Interest capitalized                               4,553      3,074
Amortization to cost of home and land sales       (3,374)    (1,959)
                                                --------   --------
Ending unamortized capitalized interest         $  9,925   $  6,541
                                                ========   ========

Interest incurred                               $  4,553   $  3,075
Interest capitalized                              (4,553)    (3,074)
                                                --------   --------
Interest expensed                               $     --   $      1
                                                ========   ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            2002           2001
                                                                                          --------       --------
$100 million bank revolving construction line of credit, interest payable monthly approximating prime (4.75% at March 31, 2002) or LIBOR (rates varying from 1.88% to 2.03% at March 31, 2002) plus 2.0%, payable at the earlier of close of escrow, maturity date of individual homes and home sites within the collateral pool or over a 24-month period beginning June 1, 2003, secured by
  first deeds of trust on real estate                                                     $ 31,816       $    617

$75 million bank revolving construction line of credit, interest payable monthly approximating prime or LIBOR plus 2.0%, payable at the earlier of close of escrow, maturity date of individual homes and home sites within the collateral
  pool or May 31, 2002, secured by first deeds of trust on real estate                      18,920         15,590

Acquisition and development seller carry back financing, interest payable monthly at fixed rates of 9% to 10% per annum; payable at the maturity date of
  the individual projects, secured by first deeds of trust on land                           4,313          6,204

Senior unsecured notes, maturing June 1, 2011, interest only payments at 9.75%
  per annum, payable semi-annually                                                         155,000        155,000

Other                                                                                          150            150
                                                                                          --------       --------

     Total                                                                                $210,199       $177,561
                                                                                          ========       ========

     The bank credit facilities and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios and place limitations on the payment of dividends and redemptions of equity and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of March 31, 2002 and for the year ended December 31, 2001, we were in compliance with these covenants.

NOTE 4 - ACQUISITION

     On May 30, 2001, we acquired substantially all of the homebuilding and related assets of HC Builders, Inc. and Hancock Communities, L.L.C. The purchase price was $65.8 million in cash, plus the assumption of accounts payable, accrued liabilities and home sales deposits totaling $9.4 million and a note payable totaling $1.9 million. In addition, we granted to Greg Hancock, the founder of the company, an earn-out payable in cash over three years which was equal to 20% of Hancock's pre-tax net income after a 10.5% charge on capital.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, we recorded goodwill of approximately $11.4 million, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. This goodwill was allocated to our first-time and volume-priced business segment. Goodwill is also increased to the extent of the earn-out which amounted to approximately $444,000 in the first quarter of 2002. Prior to January 1, 2002, the goodwill was being amortized over a period of 20 years.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     The following unaudited financial data for the quarters ended March 31, 2002 and 2001 has been prepared as if the acquisition of the assets and liabilities of Hancock on May 30, 2001 had occurred on January 1, 2001. The first quarter 2001 unaudited pro forma financial data is presented for informational purposes only and is based on historical information. This information may not be indicative of our actual amounts had the transaction occurred on the date listed above, nor does it purport to represent future periods (in thousands except per share amounts):

                                                             QUARTERS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2002         2001
                                                           actual      pro forma
                                                          --------     ---------
Revenue                                                   $169,731     $135,187
Net earnings                                                 8,566        7,569
Diluted EPS*                                              $   0.72     $   0.65

*Adjusted to reflect the 2-for-1 stock split effective April 26, 2002.

NOTE 5 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2002 and 2001 follows. The number of shares outstanding have been adjusted to reflect the 2-for-1 stock split effective April 26, 2002:

                                                             2002         2001
                                                           --------     --------
                                                              (in thousands,
                                                                except per
                                                              share amounts)
BASIC:
Net earnings                                               $  8,566     $  7,389
                                                           ========     ========

Weighted average number of shares outstanding                11,137       10,246
                                                           --------     --------

Basic earnings per share                                   $   0.77     $   0.72
                                                           ========     ========

DILUTED:
Net earnings                                               $  8,566     $  7,389
                                                           ========     ========

Weighted average number of shares outstanding                11,137       10,246
Effect of dilutive securities:
   Options to acquire common stock                              813        1,330
                                                           --------     --------
Diluted weighted common shares outstanding                   11,950       11,576
                                                           --------     --------

Diluted earnings per share                                 $   0.72     $   0.64
                                                           ========     ========

     On April 2, 2002 we announced that our Board of Directors declared a stock dividend in the form of a 2-for-1 common stock split which was effected on April 26, 2002 for stockholders of record on April 13, 2002. The accompanying financial statements retroactively reflect the effect of the stock split.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 6 - INCOME TAXES

     Components of income tax expense attributable to income from continuing operations at March 31 are (in thousands):

                               2002         2001
                             -------      -------
     Current taxes:
       Federal               $ 5,062      $ 4,017
       State                     846          759
                             -------      -------
                             $ 5,908        4,776
                             -------      -------
     Deferred taxes:
       Federal                  (400)          31
       State                     (31)         (15)
                             -------      -------
                                (431)          16
                             -------      -------

       Total                 $ 5,477      $ 4,792
                             =======      =======

NOTE 7 - SEGMENT INFORMATION

     We classify our operations into two primary management segments: first-time and volume-priced homes and mid- to luxury-priced homes. These segments generate revenues through the sale of homes to external customers. We are not dependent on any one major customer or supplier.

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

                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                           2002             2001
                                        ---------        ---------
                                             (IN THOUSANDS)
HOME SALES REVENUE:
  First-time and volume-priced          $ 108,243        $  65,430
  Mid- to luxury-priced                    61,488           50,683
                                        ---------        ---------
    Total                               $ 169,731        $ 116,113
                                        =========        =========

EBIT:
  First-time and volume-priced          $  13,044        $  10,005
  Mid- to luxury-priced                     5,176            4,861
  Corporate and other                        (803)            (726)
                                        ---------        ---------
    Total                               $  17,417        $  14,140
                                        =========        =========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                                        AT MARCH 31,   AT DECEMBER 31,
                                           2002             2001
                                         --------         --------
                                              (IN THOUSANDS)
ASSETS:
  First-time and volume-priced           $281,899         $261,825
  Mid- to luxury-priced                   187,348          164,156
  Corporate and other                      12,515           10,734
                                         --------         --------
    Total                                $481,762         $436,715
                                         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projections of revenue, income or loss, capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; and plans relating to our products or services, acquisitions, and new or planned development projects, as well as assumptions relating to the foregoing.

     Actual results may differ materially from those expressed in forward looking statements. Risks identified in Exhibit 99.1 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001, including under the captions "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" are in "Management's Discussion and Analysis of Financial Condition and Results of Operations Factors That May Affect Our Future Results and Financial Condition," and "Special Note of Caution Regarding Forward-Looking Statements" describe factors, among others, that could contribute to or cause such differences. These factors may also affect our business generally. As a result of these factors, the prices of our securities may fluctuate dramatically.

RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition provides information regarding our results of operations for the three months ended March 31, 2002 and 2001. All material balances and transactions between us and our subsidiaries have been eliminated. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The data provided below shows operating and financial data regarding our homebuilding activities.

                                    QUARTER ENDED
                                      MARCH 31,
                                 ($'s in thousands)          PERCENTAGE
                               ----------------------         INCREASE
HOME SALES REVENUE               2002          2001          (DECREASE)
                               --------      --------        ----------
TOTAL
   Dollars ..................  $169,731      $116,113            46%
   Homes closed .............       758           516            47%
   Average sales price ......  $  223.9      $  225.0             *

TEXAS
   Dollars ..................  $ 62,042      $ 55,576            12%
   Homes closed .............       363           320            13%
   Average sales price ......  $  170.9      $  173.7            (2%)

ARIZONA
   Dollars ..................  $ 64,726      $ 33,177            95%
   Homes closed .............       285           126           126%
   Average sales price ......  $  227.1      $  263.3           (14%)

CALIFORNIA
   Dollars ..................  $ 42,963      $ 27,360            57%
   Homes closed .............       110            70            57%
   Average sales price ......  $  390.6      $  390.9             *

                                    QUARTER ENDED
                                      MARCH 31,
                                 ($'s in thousands)          PERCENTAGE
                               ----------------------         INCREASE
SALES CONTRACTS                  2002          2001          (DECREASE)
                               --------      --------        ----------
TOTAL
   Dollars ..................  $293,082      $176,893            66%
   Homes ordered ............     1,160           740            57%
   Average sales price ......  $  252.7      $  239.0             6%

TEXAS
   Dollars ..................  $ 85,984      $ 73,508            17%
   Homes ordered ............       472           437             8%
   Average sales price ......  $  182.2      $  168.2             8%

ARIZONA
   Dollars ..................  $116,603      $ 67,315            73%
   Homes ordered ............       456           213           114%
   Average sales price ......  $  255.7      $  316.0           (19%)

CALIFORNIA
   Dollars ..................  $ 90,495      $ 36,070           151%
   Homes ordered ............       232            90           158%
   Average sales price ......  $  390.1      $  400.8            (3%)

                                    QUARTER ENDED
                                      MARCH 31,
                                 ($'s in thousands)          PERCENTAGE
                               ----------------------         INCREASE
NET SALES BACKLOG                2002          2001          (DECREASE)
                               --------      --------        ----------
TOTAL
   Dollars ..................  $498,302      $370,681            34%
   Homes in backlog .........     2,004         1,470            36%
   Average sales price ......  $  248.7      $  252.2            (1%)

TEXAS
   Dollars ..................  $139,593      $137,496             2%
   Homes in backlog .........       802           812            (1%)
   Average sales price ......  $  174.1      $  169.3             3%

ARIZONA
   Dollars ..................  $257,863      $149,349            73%
   Homes in backlog .........       947           431           120%
   Average sales price ......  $  272.3      $  346.5           (21%)

CALIFORNIA
   Dollars ..................  $100,846      $ 83,836            20%
   Homes in backlog .........       255           227            12%
   Average sales price ......  $  395.5      $  369.3             7%

* - less than 1%

     HOME SALES REVENUE. The increases in total home sales revenue and number of homes closed in the first three months of 2002 compared to the first three months of 2001 results mainly from the continued expansion of our operations in Northern California through the opening of new communities and the addition of Hancock Communities to our Arizona operations in May of 2001. Hancock closed 166 homes with a value of $32.5 million in the first quarter of 2002. The decreases in average home sales prices in Arizona for the first quarter of 2002 reflect a change in our product mix, as we are now selling more volume-priced homes than in 2001.

     SALES CONTRACTS. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers net of cancellations. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate approximating 25% of gross sales. Total sales contracts increased in the first three months of 2002 compared to the first three months of 2001 due mainly to the addition of Hancock Communities to our operations in Arizona, which contributed 224 new sales contracts with a value of approximately $52.2 million, and an increase in demand for homes in Northern California. The increase in sales contracts in our Northern California region for the first quarter of 2002 is also attributable to an increase in the number of communities open for sales to 12 from 9 in the prior year's first quarter.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. Total dollar backlog at March 31, 2002 increased 34% over the same period in 2001 amount due to an increase in the number of homes in backlog. The number of homes in backlog at March 31, 2002 increased 36% over the same date in the prior year. These increases resulted from the addition of Hancock Communities contributing 479 homes with a value of approximately $104.6 million to backlog, and expansion of our operations in Northern California through the opening of new communities.

OTHER OPERATING INFORMATION

                                            QUARTER ENDED
                                               MARCH 31,
                                        ---------------------
                                          2002         2001
                                        --------     --------
HOME SALES GROSS PROFIT
Dollars ..............................  $ 31,636     $ 23,534
Percent of home sales revenue ........      18.6%        20.3%

COMMISSIONS AND OTHER SALES COSTS
Dollars ..............................  $ 11,296     $  7,013
Percent of home sales revenue ........       6.7%         6.0%

GENERAL AND ADMINISTRATIVE COSTS
Dollars ..............................  $   7,465    $  4,935
Percent of total revenue .............       4.4%         4.2%

INCOME TAXES
Dollars ..............................  $  5,477     $  4,792
Percent of income before taxes .......      39.0%        39.3%

     HOME SALES GROSS PROFIT. Home sales gross profit represents home sales revenue, net of cost of home sales, which include developed lot costs, home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The dollar increase in gross profit for the quarter ended March 31, 2002 is attributable to a 47% increase in number of homes closed and continued growth in all of our markets. The gross profit percentage decrease in 2002 resulted from closings booked in the quarter which generally consisted of homes that were ordered in the second half of 2001, the margins for which were impacted by the slower economic conditions that existed at that time, which led our buyers to purchase more first-time and volume priced homes than mid to luxury priced homes.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $11.3 million, or 6.7% of home sales revenue, in 2002, as compared to approximately $7.0 million, or 6.0% of home sales revenue in 2001. The increase in these expenses as a percentage of home sales revenue reflects slightly higher marketing costs due to the greater number of new communities open for sale during the first quarter of 2002 compared to the first quarter of 2001. We had 77 actively selling communities at March 31, 2002 as compared to 57 at March 31, 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $7.5 million, or 4.4% of total revenue in 2002, as compared to approximately $4.9 million, or 4.2% of total revenue in 2001. Operating costs in 2002 were slightly higher as a percentage of revenue in comparison to the prior year due to increasing costs in the current year, including an increase in insurance expense in 2002 of $608,000.

     INCOME TAXES. The increase in income taxes to $5.5 million for the quarter ended March 31, 2002 from $4.8 million in the prior year resulted from an increase in pre-tax income.

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

     At March 31, 2002, we had short-term secured revolving construction loans and acquisition and development facilities totaling $175.0 million, of which approximately $50.7 million was outstanding. An additional $84.8 million of unborrowed funds supported by approved collateral were available under these credit facilities at that date, subject to compliance with the financial and other covenants in our loan agreements. This additional borrowing was fully available under such loan covenants at March 31, 2002. We also have $155 million in principal outstanding in unsecured, 9.75% senior notes due June 1, 2011, which were issued in May 2001.

     We believe that the current borrowing capacity and anticipated cash flows from operations are sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future amounts available from our cash flows will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of our other credit agreements.

     As a component of our model home construction activities, we enter into lease transactions with third parties. The total cost, including land costs, of model homes leased by us and constructed under these lease agreements is approximately $19.0 million, all of which is excluded from our balance sheet as of March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not enter into derivative financial instruments for trading purposes, although we do have other financial instruments in the form of notes payable and senior debt. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations. The interest rate on our senior debt is at a fixed rate of 9.75%. Except in the event of default or upon the recurrence of certain events, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact in the fixed-rate debt until we would be required to refinance such debt.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 8, 2002. At the Annual Meeting, the stockholders elected Steven J. Hilton, Raymond (Ray) Oppel and William G. Campbell and to serve as Directors for a two-year term. John R. Landon, Robert G. Sarver, C. Timothy White and Peter L. Ax continued as
Directors after the meeting. Additionally, our stockholders approved an amendment to the Meritage Corporation 1997 Stock Option Plan that increased the total number of shares authorized for issuance by 300,000, and the number of shares that may be issued to any one person under the plan from 100,000 to 150,000.

     Stockholders holding 5,326,985 shares (pre-split), or 94.07% of the outstanding shares, were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee for director and the stock option plan amendment proposal follows:

                                                            Votes Against or                    Broker
                                             Votes For          Withheld          Abstain      Non-Vote
                                             ---------          --------          -------      --------
Election of Steven J. Hilton                 4,964,551          362,434              N/A            N/A

Election of Raymond (Ray) Oppel              5,201,552          125,433              N/A            N/A

Election of William G. Campbell              5,200,752          126,233              N/A            N/A

Approval of amendments to the Meritage
Corporation Stock Option Plan                2,640,824        1,118,843            9,328      1,557,990

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     EXHIBIT                                                        PAGE OR
     NUMBER        DESCRIPTION                                  METHOD OF FILING
     ------        -----------                                  ----------------

      99.1         Private Securities Reform Act of 1995         Filed herewith
                   Safe Harbor Compliance Statement for
                   Forward-Looking Statements

(b)  REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2002.


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