Form 10-Q
period 2002-06-30
MERITAGE CORP
filed 2002-08-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES [X] NO [ ].

AS OF AUGUST 8, 2002, 13,544,694 SHARES OF MERITAGE CORPORATION COMMON STOCK WERE OUTSTANDING.

================================================================================

                              MERITAGE CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS



                                                                        PAGE NO.
PART I.      FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS:

             Consolidated Balance Sheets as of June 30, 2002
             (unaudited) and December 31, 2001..........................    3

             Consolidated Statements of Earnings for the Three and
             Six Months ended June 30, 2002 and 2001 (unaudited)........    4

             Consolidated Statements of Cash Flows for the Six
             Months ended June 30, 2002 and 2001 (unaudited)............    5

             Notes to Consolidated Financial Statements (unaudited).....    6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................   12

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK................................................   16

PART II.     OTHER INFORMATION

  ITEMS 1-5. NOT APPLICABLE

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................   17

SIGNATURES   ...........................................................  S-1

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
                                                                   JUNE 30,      DECEMBER 31,
                                                                    2002            2001
                                                                  ---------       ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
  Cash and cash equivalents                                       $  14,481       $   3,383
  Real estate                                                       399,379         330,238
  Deposits on real estate under option or contract                   47,935          45,252
  Receivables                                                         6,992           5,508
  Deferred tax asset                                                  4,419           2,612
  Goodwill                                                           31,883          30,369
  Property and equipment, net                                         9,928           9,667
  Prepaid expenses and other assets                                  11,156           9,686
                                                                  ---------       ---------

  Total assets                                                    $ 526,173       $ 436,715
                                                                  =========       =========
LIABILITIES
  Accounts payable and accrued liabilities                        $  64,556       $  69,029
  Home sale deposits                                                 18,510          13,538
  Notes payable                                                     156,286         177,561
                                                                  ---------       ---------

                Total liabilities                                   239,352         260,128
                                                                  ---------       ---------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value. Authorized 50,000,000
    shares; issued and outstanding 15,119,250 and
    12,613,938 shares at June 30, 2002 and December 31,
    2001, respectively                                                  151             126
  Additional paid-in capital                                        196,117         109,412
  Retained earnings                                                 101,776          78,272
  Treasury stock at cost, 1,637,926 shares                          (11,223)        (11,223)
                                                                  ---------       ---------

                Total stockholders' equity                          286,821         176,587
                                                                  ---------       ---------


  Total liabilities and stockholders' equity                      $ 526,173       $ 436,715
                                                                  =========       =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------    -------------------------
                                                           2002           2001           2002           2001
                                                         ---------      ---------      ---------      ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Home sales revenue                                       $ 246,441      $ 174,403      $ 416,172      $ 290,516
Land sales revenue                                           5,000          1,005          5,000          1,598
                                                         ---------      ---------      ---------      ---------
                                                           251,441        175,408        421,172        292,114

Cost of home sales                                        (196,490)      (136,829)      (334,585)      (229,408)
Cost of land sales                                          (4,859)          (943)        (4,859)        (1,474)
                                                         ---------      ---------      ---------      ---------
                                                          (201,349)      (137,772)      (339,444)      (230,882)

Home sales gross profit                                     49,951         37,574         81,587         61,108
Land sales gross profit                                        141             62            141            124
                                                         ---------      ---------      ---------      ---------
                                                            50,092         37,636         81,728         61,232

Commissions and other sales costs                          (15,300)        (9,435)       (26,596)       (16,448)
General and administrative costs                           (11,324)        (7,884)       (18,789)       (12,818)
Interest expense                                                --             --             --             (1)
Other income, net                                            1,338            827          2,506          1,361
                                                         ---------      ---------      ---------      ---------

Earnings before income taxes and
  extraordinary item                                        24,806         21,144         38,849         33,326
Income taxes                                                (9,868)        (8,205)       (15,345)       (12,997)
                                                         ---------      ---------      ---------      ---------
Earnings before extraordinary item                          14,938         12,939         23,504         20,329
Extraordinary item -
  loss from extinguishment of debt (net of
  $285 tax benefit)                                             --           (446)            --           (446)
                                                         ---------      ---------      ---------      ---------

Net earnings                                             $  14,938      $  12,493      $  23,504      $  19,883
                                                         =========      =========      =========      =========

Earnings per share:

Basic:
  Earnings before extraordinary item                     $    1.28      $    1.22      $    2.06      $    1.95
  Extraordinary item                                            --          (0.04)            --          (0.04)
                                                         ---------      ---------      ---------      ---------
    Net earnings per share                               $    1.28      $    1.18      $    2.06      $    1.91
                                                         =========      =========      =========      =========


Diluted:
  Earnings before extraordinary item                     $    1.19      $    1.10      $    1.92      $    1.76
  Extraordinary item                                            --          (0.04)            --          (0.04)
                                                         ---------      ---------      ---------      ---------
    Net earnings per share                               $    1.19      $    1.06      $    1.92      $    1.72
                                                         =========      =========      =========      =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                             2002          2001
                                                                           ---------    ---------
                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                             $  23,504    $  19,883
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization                                             2,877        1,986
     Increase in deferred tax asset before extraordinary item                 (1,807)         (59)
     Tax benefit from stock option exercises                                   4,738           --
  Change in assets and liabilities, net of effect of acquisition:
     Increase in real estate                                                 (69,141)     (58,763)
     Increase in deposits on real estate under option or contract             (2,683)      (2,557)
     Increase in receivables and prepaid expenses and other
       assets                                                                 (1,813)     (11,986)
     (Decrease) increase in accounts payable and accrued liabilities          (4,473)       5,274
     Increase in home sale deposits                                            4,972        1,888
                                                                           ---------    ---------
          Net cash used in operating activities                              (43,826)     (44,334)
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisition                                                   (2,757)     (65,759)
  Purchases of property and equipment                                         (3,036)      (2,175)
                                                                           ---------    ---------
          Net cash used in investing activities                               (5,793)     (67,934)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                 259,767      432,735
  Repayments of debt                                                        (281,042)    (322,308)
  Proceeds from sale of common stock, net                                     79,726           --
  Proceeds from exercises of stock options                                     2,266        1,523
                                                                           ---------    ---------
          Net cash provided by financing activities                           60,717      111,950
                                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents                          11,098         (318)
Cash and cash equivalents, beginning of period                                 3,383        4,397
                                                                           ---------    ---------
Cash and cash equivalents, end of period                                   $  14,481    $   4,079
                                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                             2002          2001
                                                                           ---------    ---------
Cash paid during the period for:
  Interest                                                                 $   9,335    $   5,137
  Income Taxes                                                             $  11,890    $  12,624

The acquisition of Hancock Communities resulted in the following changes in assets and liabilities:

     Real estate                                                $(54,545)
     Deposits on real estate under option or contract             (8,899)
     Receivables and prepaid expenses and other assets              (543)
     Accounts payable and accrued liabilities                      6,890
     Home sale deposits                                            2,503
     Goodwill                                                    (11,423)
     Property and equipment                                       (1,632)
     Borrowings                                                    1,890
                                                                --------
     Net cash paid for acquisition                              $(65,759)
                                                                ========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     BUSINESS. We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona and California. We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base. We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989. To expand our presence in Arizona, in 2001 we acquired Hancock Communities (Hancock), another well-established homebuilder that serves the first-time and move-up markets in the Phoenix area. To expand our presence in Texas, on July 1, 2002 we acquired Hammonds Homes, a Texas-based homebuilder that focuses on the move-up market in the Houston, Dallas/Ft. Worth and Austin areas.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Meritage Corporation and our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain amounts have been reclassified for comparative purposes. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our December 31, 2001 annual report on Form 10-K.

     STOCK SPLIT. On April 2, 2002, our Board of Directors declared a two-for-one split of our common stock in the form of a stock dividend to stockholders of record on April 12, 2002. The additional shares were distributed on April 26, 2002. All share and per share information has been restated to reflect this split.

     EQUITY OFFERING. In June 2002, we sold 2,012,500 shares of our common stock at a price of $42.00 per share. The net proceeds from the offering of $79.7 million were primarily used for our July 2002 purchase of Hammonds Homes, with the balance being used for general corporate purposes.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to transitional and annual impairment tests in accordance with SFAS No. 142.

     Goodwill represents the cost of acquired companies in excess of the fair value of net assets acquired at the acquisition date. The goodwill recorded resulting from our acquisitions is allocated to our business operating segments as follows:

                                                   AT JUNE 30,
                                                      2002
                                                     -------
                                                  (in thousands)

     First-time and volume-priced                    $28,733
     Mid- to luxury-priced                             3,150
                                                     -------
            Total                                    $31,883
                                                     =======

     Goodwill is reviewed by management for impairment annually, or whenever events or changes in circumstances indicate the carrying amount may be impaired. There were no changes to goodwill amounts during the six months ended June 30, 2002, except as disclosed in Note 4.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     Effective January 1, 2002, we adopted the nonamortization provisions of SFAS No. 142 related to the goodwill existing at December 31, 2001. The following table sets forth reported net earnings and earnings per share, as adjusted to exclude goodwill amortization expense (dollars in thousands except per share amounts):

                                         THREE            SIX
                                         MONTHS          MONTHS            YEARS ENDED DECEMBER 31,
                                         ENDED           ENDED       -------------------------------------
                                     JUNE 30, 2001   JUNE 30, 2001      2001          2000         1999
                                       ----------      ----------    ----------    ----------   ----------
Earnings before extraordinary
  items                                $   12,939      $   20,329    $   50,892    $   35,762   $   18,945
Extraordinary items, net of tax
  effects                                    (446)           (446)         (233)           --           --
                                       ----------      ----------    ----------    ----------   ----------
Net earnings, as reported              $   12,493      $   19,883    $   50,659    $   35,762   $   18,945
                                       ==========      ==========    ==========    ==========   ==========

Earnings, as adjusted before
  extraordinary items                  $   13,088      $   20,692    $   51,771    $   36,434   $   19,573
Extraordinary items, net of tax
  effects                                    (446)           (446)         (233)           --           --
                                       ----------      ----------    ----------    ----------   ----------
Net earnings, as adjusted              $   12,642      $   20,246    $   51,538    $   36,434   $   19,573
                                       ==========      ==========    ==========    ==========   ==========

AS REPORTED:
Basic earnings per share before
  extraordinary items                  $     1.22      $     1.95    $     4.80    $     3.46   $     1.74
Extraordinary items                         (0.04)          (0.04)        (0.02)           --           --
                                       ----------      ----------    ----------    ----------   ----------
Basic earnings per share               $     1.18      $     1.91    $     4.78    $     3.46   $     1.74
                                       ==========      ==========    ==========    ==========   ==========

Diluted earnings per share
  before extraordinary items           $     1.10      $     1.76    $     4.32    $     3.13   $     1.57
Extraordinary items                         (0.04)          (0.04)        (0.02)           --           --
                                       ----------      ----------    ----------    ----------   ----------
Diluted earnings per share             $     1.06      $     1.72    $     4.30    $     3.13   $     1.57
                                       ==========      ==========    ==========    ==========   ==========

AS ADJUSTED:
Basic earnings per share before
  extraordinary items                  $     1.23      $     1.98    $     4.88    $     3.52   $     1.80
Extraordinary items                         (0.04)          (0.04)        (0.02)           --           --
                                       ----------      ----------    ----------    ----------   ----------
Basic earnings per share               $     1.19      $     1.94    $     4.86    $     3.52   $     1.80
                                       ==========      ==========    ==========    ==========   ==========

Diluted earnings per share
  before extraordinary items           $     1.11      $     1.79    $     4.40    $     3.19   $     1.62
Extraordinary items                         (0.04)          (0.04)        (0.02)           --           --
                                       ----------      ----------    ----------    ----------   ----------
Diluted earnings per share             $     1.07      $     1.75    $     4.38    $     3.19   $     1.62
                                       ==========      ==========    ==========    ==========   ==========

     During the second quarter of 2002, we finalized the first of the required impairment tests of goodwill as of January 1, 2002, and have determined that goodwill is not impaired.

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

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

     The components of real estate are as follows (in thousands):

                                               JUNE 30, 2002   DECEMBER 31, 2001
                                               -------------   -----------------
Homes under contract, in production              $200,333           $135,005
Finished home sites                                90,533             81,151
Home sites under development                       65,556             57,291
Homes held for resale                              21,292             33,278
Model homes                                        14,080             18,289
Land held for development                           7,585              5,224
                                                 --------           --------
                                                 $399,379           $330,238
                                                 ========           ========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate and charged to cost of sales when the related property is closed. Summaries of interest incurred, interest capitalized and interest expensed follow (in thousands):

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
                                                      --------------------    --------------------
                                                        2002        2001        2002        2001
                                                      --------    --------    --------    --------
Beginning unamortized capitalized interest            $  9,925    $  6,541    $  8,746    $  5,426
Interest capitalized                                     4,782       3,364       9,335       6,438
Amortization to cost of home and land sales             (4,657)     (2,657)     (8,031)     (4,616)
                                                      --------    --------    --------    --------
Ending unamortized capitalized interest               $ 10,050    $  7,248    $ 10,050    $  7,248
                                                      ========    ========    ========    ========

Interest incurred                                     $  4,782    $  3,364    $  9,335    $  6,439
Interest capitalized                                    (4,782)     (3,364)     (9,335)     (6,438)
                                                      --------    --------    --------    --------
Interest expensed                                     $     --    $     --    $     --    $      1
                                                      ========    ========    ========    ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE

Notes payable consists of: (in thousands)
                                                         JUNE 30,   DECEMBER 31,
                                                           2002        2001
                                                         --------    --------
$100 million bank revolving construction line of
     credit, interest payable monthly
     approximating prime (4.75% at June 30, 2002)
     or LIBOR (rates varying from 1.84% to 1.86%
     at June 30, 2002) plus 2.0%, payable at the
     earlier of close of escrow, maturity date of
     individual homes and home sites within the
     collateral pool or over a 24-month period
     beginning June 1, 2003, secured by first
     deeds of trust on real estate                       $     --    $    617

$75 million bank revolving construction line of
     credit, interest payable monthly
     approximating prime or LIBOR plus 2.0%,
     payable at the earlier of close of escrow,
     maturity date of individual homes and home
     sites within the collateral pool or May 31,
     2003, secured by first deeds of trust on real
     estate                                                    --      15,590

Acquisition and development seller carry back
     financing, interest payable monthly at fixed
     rates of 9% to 10% per annum; payable at the
     maturity date of the individual projects,
     secured by first deeds of trust on land                1,211       6,204

Senior unsecured notes, maturing June 1, 2011,
     interest only payments at 9.75% per annum,
     payable semi-annually                                155,000     155,000

Other                                                          75         150
                                                         --------    --------

     Total                                               $156,286    $177,561
                                                         ========    ========

     The bank credit facilities and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios and place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of June 30, 2002 and for the year ended December 31, 2001, we were in compliance with these covenants. The senior unsecured notes restrict our ability to pay dividends.

NOTE 4 - HANCOCK ACQUISITION

     On May 30, 2001, we acquired substantially all of the homebuilding and related assets of HC Builders, Inc. and Hancock Communities, L.L.C. The purchase price was $65.8 million in cash, plus the assumption of accounts payable, accrued liabilities and home sales deposits totaling $9.4 million and a note payable totaling $1.9 million. In addition, we granted to Greg Hancock, the founder of the company, an earn-out payable in cash over three years, which was equal to 20% of Hancock's pre-tax net income after a 10.5% charge on capital.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, we recorded goodwill of approximately $11.4 million, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. This goodwill was allocated to our first-time and volume-priced business segment. Goodwill is also increased to the extent of the earn-out, which amounted to approximately $1,514,500 in the first half of 2002. Prior to January 1, 2002, the goodwill was being amortized over a period of 20 years.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     The following unaudited financial data for the three and six months ended June 30, 2002 and 2001 has been prepared as if the acquisition of the assets and liabilities of Hancock on May 30, 2001 had occurred on January 1, 2001. The first quarter 2001 unaudited pro forma financial data is presented for informational purposes only and is based on historical information. This information may not be indicative of our actual amounts had the transaction occurred on the date listed above, nor does it purport to represent future periods (in thousands except per share amounts):

                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                     JUNE 30,                    JUNE 30,
                              ----------------------      ----------------------
                                2002          2001          2002          2001
                               ACTUAL      PRO FORMA       ACTUAL      PRO FORMA
                              --------      --------      --------      --------
Revenue                       $251,441      $209,637      $421,172      $344,824
Net earnings                    14,938        18,484        23,504        26,138
Diluted EPS                   $   1.19      $   1.57      $   1.92      $   2.26

NOTE 5 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three and six months ended June 30, 2002 and 2001 follows. The number of shares outstanding have been adjusted to reflect the 2-for-1 stock split effective April 26, 2002:

                                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                 -------------------    -------------------
                                                                   2002       2001        2002       2001
                                                                 --------   --------    --------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC:
Earnings before extraordinary item                               $ 14,938   $ 12,939    $ 23,504   $ 20,329
Extraordinary item, net of tax benefit                                 --       (446)         --       (446)
                                                                 --------   --------    --------   --------
Net earnings                                                     $ 14,938   $ 12,493    $ 23,504   $ 19,883
                                                                 ========   ========    ========   ========

Weighted average number of shares outstanding                      11,665     10,606      11,401     10,426
                                                                 --------   --------    --------   --------

Basic earnings per share before extraordinary item               $   1.28   $   1.22    $   2.06   $   1.95
Extraordinary item                                                     --      (0.04)         --      (0.04)
                                                                 --------   --------    --------   --------
Basic earnings per share                                         $   1.28   $   1.18    $   2.06   $   1.91
                                                                 ========   ========    ========   ========

DILUTED:
Earnings before extraordinary item                               $ 14,938   $ 12,939    $ 23,504   $ 20,329
Extraordinary item, net of tax benefit                                 --       (446)         --       (446)
                                                                 --------   --------    --------   --------
Net earnings                                                     $ 14,938   $ 12,493    $ 23,504   $ 19,883
                                                                 ========   ========    ========   ========

Weighted average number of shares outstanding                      11,665     10,606      11,401     10,426
Effect of dilutive securities -
   Options to acquire common stock                                    849      1,171         831      1,123
                                                                 --------   --------    --------   --------
Diluted weighted common shares outstanding                         12,514     11,777      12,232     11,549
                                                                 --------   --------    --------   --------

Diluted earnings per share before extraordinary item             $   1.19   $   1.10    $   1.92   $   1.76
Extraordinary item                                                     --      (0.04)         --      (0.04)
                                                                 --------   --------    --------   --------
Diluted earnings per share                                       $   1.19   $   1.06    $   1.92   $   1.72
                                                                 ========   ========    ========   ========

Antidilutive stock options not included in diluted EPS                 80         30          80         30
                                                                 ========   ========    ========   ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - INCOME TAXES

     Components of income tax expense attributable to income from continuing operations for the three and six months ended June 30, 2002 are (in thousands):

                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                  JUNE 30,                      JUNE 30,
                          -----------------------       -----------------------
                            2002           2001           2002           2001
                          --------       --------       --------       --------
Current:
     Federal              $  9,205       $  7,271       $ 14,267       $ 11,418
     State                   2,039            879          2,885          1,638
                          --------       --------       --------       --------
                            11,244          8,150         17,152         13,056
                          --------       --------       --------       --------
Deferred:
     Federal                (1,202)            65         (1,602)           (34)
     State                    (174)           (10)          (205)           (25)
                          --------       --------       --------       --------
                            (1,376)            55         (1,807)           (59)
                          --------       --------       --------       --------

     Total                $  9,868       $  8,205       $ 15,345       $ 12,997
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

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                      ----------------------    ----------------------
                                         2002         2001         2002         2001
                                      ---------    ---------    ---------    ---------
                                          (IN THOUSANDS)            (IN THOUSANDS)
HOME SALES REVENUE:
  First time and volume-priced        $ 137,558    $  94,770    $ 245,801    $ 160,200
  Mid- to luxury-priced                 108,883       79,633      170,371      130,316
                                      ---------    ---------    ---------    ---------
      Total                           $ 246,441    $ 174,403    $ 416,172    $ 290,516
                                      =========    =========    =========    =========

EBIT:
  First time and volume-priced        $  17,053    $  14,049    $  30,097    $  24,054
  Mid- to luxury-priced                  14,253       10,865       19,429       15,726
  Corporate and other                    (1,844)      (1,111)      (2,647)      (1,837)
                                      ---------    ---------    ---------    ---------
      Total                           $  29,462    $  23,803    $  46,879    $  37,943
                                      =========    =========    =========    =========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                                 AT JUNE 30,    AT DECEMBER 31,
                                                    2002             2001
                                                  --------         --------
                                                       (in thousands)
ASSETS:
First-time and volume-priced                      $310,714         $261,825
Mid- to luxury-priced                              190,571          164,156
Corporate and other                                 24,888           10,734
                                                  --------         --------
       Total                                      $526,173         $436,715
                                                  ========         ========

NOTE 8 - SUBSEQUENT EVENTS

HAMMONDS ACQUISITION

     On July 1, 2002, we completed the acquisition of substantially all of the homebuilding and related assets of Hammonds Homes, Ltd. and Crystal City Land & Cattle, Ltd. (collectively, "Hammonds Homes" or "Hammonds"). The purchase price is estimated to be approximately $82.8 million, subject to final adjustments, comprised of cash payable at closing of $45.8 million and the repayment of existing debt in the amount of $37.0 million. Hammonds Homes, established in 1987, builds a wide range of quality homes in approximately 40 communities throughout the Houston, Dallas/Ft. Worth and Austin, Texas areas with a focus on serving the move-up housing market.

COMMON STOCK REPURCHASE

     On August 8, 2002, we announced that our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock. No date for completing the program has been determined, but we will purchase shares subject to applicable securities laws, and at times and in amounts as management deems appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures; financing needs or plans and liquidity; the impact of changes in interest rates; and plans relating to our products, as well as assumptions relating to the foregoing.

     Actual results may differ materially from those expressed in forward-looking statements. Risks identified in Exhibit 99.4 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001, including under the captions "Market for the Registrant's Common Stock and Related Stockholder Matters - Factors That May Affect Future Stock Performance," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Our Future Results and Financial Condition and - Special Note of Caution Regarding Forward-Looking Statements" describe factors, among others, that could contribute to or cause such differences. These factors may also affect our business generally. As a result of these factors, the prices of our securities may fluctuate dramatically.

RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition provides information regarding our results of operations for the three and six month periods ended June 30, 2002 and 2001. All material balances and transactions between us and our subsidiaries have been eliminated in consolidation. In our opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The data provided below shows operating and financial data regarding our homebuilding activities (dollars in thousands).

                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                      JUNE 30,             PERCENTAGE            JUNE 30,             PERCENTAGE
                                 -------------------        INCREASE        -------------------        INCREASE
HOME SALES REVENUE               2002           2001       (DECREASE)       2002           2001       (DECREASE)
                                 ----           ----       ----------       ----           ----       ----------
Total
Dollars                       $ 246,441      $ 174,403        41%        $ 416,172      $  290,516       43%
Homes closed                      1,022            773        32%            1,780           1,289       38%
Average sales price           $   241.1      $   225.6         7%        $   233.8      $    225.4        4%

Texas
Dollars                       $  64,400      $  67,381        (4)%       $ 126,442      $  122,958        3%
Homes closed                        376            400        (6)%             739             720        3%
Average sales price           $   171.3      $   168.5         2%        $   171.1      $    170.8        *

Arizona
Dollars                       $ 108,999      $  67,184        62%        $ 173,725      $  100,360       73%
Homes closed                        465            268        74%              750             394       90%
Average sales price           $   234.4      $   250.7        (7)%       $   231.6      $    254.7       (9)%

California
Dollars                       $  73,042      $  39,838        83%        $ 116,005      $   67,198       73%
Homes closed                        181            105        72%              291             175       66%
Average sales price           $   403.5      $   379.4         6%        $   398.6      $    384.0        4%

*    Represents less than 1%

                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                      JUNE 30,             PERCENTAGE            JUNE 30,             PERCENTAGE
                                 -------------------        INCREASE        -------------------        INCREASE
SALES CONTRACTS                  2002           2001       (DECREASE)       2002           2001       (DECREASE)
                                 ----           ----       ----------       ----           ----       ----------
Total
Dollars                       $ 297,648      $ 174,858        70%        $ 590,730      $351,752         68%
Homes ordered                     1,144            757        51%            2,304          1,497        54%
Average sales price           $   260.2      $   231.0        13%        $   256.4      $   235.0         9%

Texas
Dollars                       $  85,268      $  69,324        23%        $ 171,252      $ 142,832        20%
Homes ordered                       462            422         9%              934            859         9%
Average sales price           $   184.6      $   164.3        12%        $   183.4      $   166.3        10%

Arizona
Dollars                       $ 111,491      $  68,513        63%        $ 228,095      $ 135,828        68%
Homes ordered                       438            242        81%              894            455        96%
Average sales price           $   254.5      $   283.1       (10)%       $   255.1      $   298.5       (15)%

California
Dollars                       $ 100,889      $  37,021       173%        $ 191,383      $  73,092       162%
Homes ordered                       244             93       162%              476            183       160%
Average sales price           $   413.5      $   398.1         4%        $   402.1      $   399.4         1%

                                          AT JUNE 30,                 PERCENTAGE
                                   ------------------------            INCREASE
NET SALES BACKLOG                  2002                2001           (DECREASE)
                                   ----                ----           ----------
Total
   Dollars                       $ 549,510           $ 478,658            15%
   Homes in backlog                  2,126               2,064             3%
   Average sales price           $   258.5           $   231.9            11%

Texas
   Dollars                       $ 160,461           $ 139,439            15%
   Homes in backlog                    888                 834             6%
   Average sales price           $   180.7           $   167.2             8%

Arizona
   Dollars                       $ 260,355           $ 258,199             1%
   Homes in backlog                    920               1,015            (9)%
   Average sales price           $   283.0           $   254.4            11%

California
   Dollars                       $ 128,694           $  81,020            59%
   Homes in backlog                    318                 215            48%
   Average sales price           $   404.7           $   376.8             7%


     HOME SALES REVENUE. The increases in total home sales revenue and number of homes closed in the second quarter and first six months of 2002 compared to the same periods of 2001 resulted mainly from good performances in our Arizona and California divisions. Closings in Arizona were up 74% in the second quarter of this year compared with the second quarter of last year, and 90% in the first six months compared to the same period last year, reflecting an additional 200 home closings in April and May 2002 from our Hancock Communities division. Closings in California were up 72% for the second quarter, and 66% for the first six months of 2002, compared to the same periods in 2001. This is primarily the result of our continued expansion in that region and the strong demand for housing in California. The number of closings in Texas for the three months ended June 30, 2002 were down 6% from the same period last year. This decrease reflects the effect of the economic slow down in our Austin market when orders were taken in the fall and winter of 2001. For the six months ended June 30, 2002, the number of closings in our Texas division increased 3% as compared to the same period in 2001.

     SALES CONTRACTS. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate approximating 25% of gross sales, which we believe is consistent with industry standards. In the second quarter of 2002, the number of homes ordered in Arizona was up 81% over the prior year's second quarter, reflecting 179 orders in April and May from Hancock Communities. In California, new home orders were up 162% over the prior year's quarter, further reflective of our growth and the strength of the market in that region. Our growth in California is evidenced by the increase of our actively selling communities to 12 at the end of this quarter, compared with 8 at the end of last year's quarter.

     During the first half of 2002, our home closings and sales contracts in Arizona reflect a lower average sales price per home. This decrease from the prior year is attributable primarily to the addition of our Hancock Communities division in May 2001. Hancock Communities serves the first-time and move-up markets, whereas our Monterey Homes and Meritage divisions serve primarily the move-up and luxury home markets. Thus, Hancock Communities generally offers lower priced homes than our Arizona divisions.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. Total dollar backlog at June 30, 2002 increased 15% over the June 30, 2001 amount due to an increase in the number of homes in backlog, which at June 30, 2002 increased 3% over the same date in the prior year. These increases resulted from higher sales volume in all three of our regions.

OTHER OPERATING INFORMATION

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                           ----------------------    ------------------------
                                              2002        2001         2002           2001
                                           ---------    ---------    ---------      ---------
HOME SALES GROSS PROFIT
Dollars                                    $  49,951    $  37,574    $  81,587      $  61,108
Percent of home sales revenue                   20.3%        21.5%        19.6%          21.0%

COMMISSIONS AND OTHER SALES COSTS
Dollars                                    $  15,300    $   9,435    $  26,596      $  16,448
Percent of home sales revenue                    6.2%         5.4%         6.4%           5.7%

GENERAL AND ADMINISTRATIVE COSTS
Dollars                                    $  11,324    $   7,884    $  18,789      $  12,819
Percent of total revenue                         4.5%         4.5%         4.5%           4.4%

INCOME TAXES
Dollars                                    $   9,868    $   8,205    $  15,345      $  12,997
Percent of income before taxes and
  extraordinary item                            39.8%        38.8%        39.5%          39.0%

     HOME SALES GROSS PROFIT. Gross profit equals home sales revenue, net of cost of home sales, which include developed lot costs, home construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), amortization of capitalized interest, sales tax, warranty, construction overhead and closing costs. The dollar increases in gross profit for the three and six months ended June 30, 2002 are attributable to the increase in the number of homes closed and to continued strength in our markets. The decrease in our home sales gross profit percentage for the three and six months ended June 30, 2002 is attributable to pricing pressures on homes sold during the summer and fall of 2001, many of which closed during the first half of 2002. The gross margins of homes sold during this period were adversely impacted by the use of a greater level of sales incentives prompted by the slower economic conditions existing at that time.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $15.3 million, or 6.2% of home sales revenue, in the three months ended June 30, 2002, as compared to approximately $9.4 million, or 5.4% of home sales revenue in the second quarter of 2001. For the first six months of 2002, commissions and other sales costs were approximately $26.6 million or 6.4% of home sales revenue, compared with $16.5 million, or 5.7%, of home sales revenue for the first half of 2001. These increases were primarily due to higher sales incentives as a percentage of revenue related to our Monterey and Hancock divisions and advertising related to communities not yet or recently opened for sale.

     GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs during the three and six months ended June 30, 2002, as a percentage of total revenue, remained consistent with the comparable periods in the prior year.

     INCOME TAXES. The increases in income taxes for the quarter and six months ended June 30, 2002 from the prior year resulted from an increase in pre-tax income, along with a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, lot development and home construction. We use a combination of borrowings and funds generated by operations to meet short-term working capital requirements and we issue equity or debt in order to meet long-term capital requirements.

     At June 30, 2002, we had short-term secured revolving construction loans and acquisition and development facilities totaling $175.0 million, none of which was outstanding. $137.5 million of unborrowed funds supported by approved collateral were available under these credit facilities at that date, subject to compliance with the financial and other covenants in our loan agreements. This additional borrowing was fully available under such loan covenants at June 30, 2002. We also have $155 million in principal outstanding in unsecured, 9.75% senior notes due June 1, 2011, which were issued in May 2001.

     In May 2002, we filed a $300 million universal shelf registration with the Securities and Exchange Commission. Pursuant to this filing, we may, from time to time over an extended period, offer new debt and/or equity securities. This shelf registration allows us to expediently access capital markets periodically.

     In June 2002, we sold 2,012,500 shares of our common stock at a price of $42.00 per share. The net proceeds from the offering of $79.7 million were primarily used for our July 2002 purchase of Hammonds Homes, with the balance being used for general corporate purposes.

     We believe that the current borrowing capacity and anticipated cash flows from operations are sufficient to meet our working capital requirements and other needs for the foreseeable future. There is no assurance, however, that future amounts available from our cash flows will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of our other credit agreements.

     As a component of our model home construction activities, we enter into lease transactions with third parties. The total cost, including land costs, of model homes leased by us and constructed under these lease agreements is approximately $19.0 million, all of which is excluded from our balance sheet as of June 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not enter into derivative financial instruments for trading purposes, although we do have other financial instruments in the form of notes payable and senior debt. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations. The interest rate on our senior debt is at a fixed rate of 9.75%. Except in the event of default or upon the occurrence of certain events, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact in the fixed-rate debt until we would be required to refinance such debt.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     EXHIBIT                                                                         PAGE OR
     NUMBER                       DESCRIPTION                                    METHOD OF FILING
     ------                       -----------                                    ----------------
      99.1      Certificate of Steven J. Hilton, Co-Chief Executive Officer,
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         Filed herewith
      99.2      Certificate of John R. Landon, Co-Chief Executive Officer,
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         Filed herewith
      99.3      Certificate of Larry W. Seay, Chief Financial Officer, pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002                  Filed herewith
      99.4      Private Securities Litigation Reform Act of 1995 Safe Harbor
                Compliance Statement for Forward-Looking Statements               Filed herewith

     (b)  REPORTS ON FORM 8-K

          On June 17, 2002, we filed a Current Report on Form 8-K describing our anticipated acquisition of the homebuilding assets of Hammonds Homes.

          On June 21, 2002, we filed a Current Report on Form 8-K describing the pricing of our public offering of 1,750,000 shares of our common stock at $42.00 per share, subject to an option to offer an additional 262,500 shares of common stock to cover over-allotments.

          On July 15, 2002, we filed a Current Report on Form 8-K describing the completion of our acquisition of the homebuilding assets of Hammonds Homes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2002.



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


                                        By /s/ VICKI L. BIGGS
                                           -------------------------------------
                                           Vicki L. Biggs
                                           (CHIEF ACCOUNTING OFFICER AND VICE
                                           PRESIDENT-CORPORATE CONTROLLER)