Form 10-Q
period 2002-09-30
MERITAGE CORP
filed 2002-11-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                          Commission File Number 1-9977


                              MERITAGE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                Maryland                                 86-0611231
      (State of Other Jurisdiction          (I.R.S. Employer Identification No.)
    of Incorporation or Organization)


    8501 E. Princess Drive, Suite 290                      85255
           Scottsdale, Arizona                           (Zip Code)
(Address of Principal Executive Offices)


                                 (480) 609-3330
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

As of November 10, 2002, 13,554,694 shares of Meritage Corporation common stock were outstanding.

================================================================================

                              MERITAGE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.         FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS:

                Consolidated Balance Sheets as of September 30, 2002
                  (unaudited) and December 31, 2001.........................   3

                Consolidated Statements of Earnings for the Three and Nine
                  Months ended September 30, 2002 and 2001 (unaudited)......   4

                Consolidated Statements of Cash Flows for the Nine
                  Months ended September 30, 2002 and 2001 (unaudited)......   5

                Notes to Consolidated Financial Statements (unaudited)......   6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................  14

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...............................................  17

     ITEM 4.    CONTROLS AND PROCEDURES.....................................  18

PART II.        OTHER INFORMATION

     ITEMS 1-5. NOT APPLICABLE

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................  18

SIGNATURES      ............................................................ S-1

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      (UNAUDITED)
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2002          2001
                                                       ---------     ---------
ASSETS
  Cash and cash equivalents                            $   6,751     $   3,383
  Real estate                                            469,768       330,238
  Deposits on real estate under option or contract        63,573        45,252
  Receivables                                              4,794         5,508
  Deferred tax asset                                       2,518         2,612
  Goodwill                                                54,280        30,369
  Property and equipment, net                             12,531         9,667
  Prepaid expenses and other assets                       13,948         9,686
                                                       ---------     ---------

Total assets                                           $ 628,163     $ 436,715
                                                       =========     =========

LIABILITIES
  Accounts payable and accrued liabilities             $  95,315     $  69,029
  Home sale deposits                                      19,770        13,538
  Notes payable                                          204,235       177,561
                                                       ---------     ---------

          Total liabilities                              319,320       260,128
                                                       ---------     ---------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value. Authorized
    50,000,000 shares; issued and outstanding
    15,191,620 and 12,613,938 shares at
    September 30, 2002 and December 31, 2001,
    respectively                                             152           126
  Additional paid-in capital                             196,758       109,412
  Retained earnings                                      124,213        78,272
  Treasury stock at cost; 1,670,926 and
    1,637,926 shares at September 30, 2002 and
    December 31, 2001, respectively                      (12,280)      (11,223)
                                                       ---------     ---------

          Total stockholders' equity                     308,843       176,587
                                                       ---------     ---------

Total liabilities and stockholders' equity             $ 628,163     $ 436,715
                                                       =========     =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                              ----------------------    ----------------------
                                                2002         2001         2002         2001
                                              ---------    ---------    ---------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Home sales revenue                            $ 328,514    $ 207,177    $ 744,686    $ 497,693
Land sales revenue                                  615           --        5,615        1,598
                                              ---------    ---------    ---------    ---------
                                                329,129      207,177      750,301      499,291
                                              ---------    ---------    ---------    ---------

Cost of home sales                             (264,271)    (161,468)    (598,856)    (390,876)
Cost of land sales                                 (452)          --       (5,311)      (1,474)
                                              ---------    ---------    ---------    ---------
                                               (264,723)    (161,468)    (604,167)    (392,350)
                                              ---------    ---------    ---------    ---------

Home sales gross profit                          64,243       45,709      145,830      106,817
Land sales gross profit                             163           --          304          124
                                              ---------    ---------    ---------    ---------
                                                 64,406       45,709      146,134      106,941

Commissions and other sales costs               (17,644)     (10,954)     (44,240)     (27,402)
General and administrative costs                (11,518)     (11,433)     (30,307)     (24,251)
Interest expense                                     --           --           --           (1)
Other income, net                                 1,502          669        4,008        2,030
                                              ---------    ---------    ---------    ---------

Earnings before income taxes and
  extraordinary items                            36,746       23,991       75,595       57,317
Income taxes                                    (14,309)      (9,316)     (29,654)     (22,314)
                                              ---------    ---------    ---------    ---------
Earnings before extraordinary items              22,437       14,675       45,941       35,003
Extraordinary items, net of tax effects              --          212           --         (233)
                                              ---------    ---------    ---------    ---------

Net earnings                                  $  22,437    $  14,887    $  45,941    $  34,770
                                              =========    =========    =========    =========

EARNINGS PER SHARE:

Basic:
    Earnings before extraordinary items       $    1.66    $    1.37    $    3.80    $    3.32
    Extraordinary items, net of tax effects          --         0.02           --        (0.02)
                                              ---------    ---------    ---------    ---------
          Net earnings per share              $    1.66    $    1.39    $    3.80    $    3.30
                                              =========    =========    =========    =========

Diluted:
    Earnings before extraordinary items       $    1.58    $    1.23    $    3.58    $    3.01
    Extraordinary items, net of tax effects          --         0.02           --        (0.02)
                                              ---------    ---------    ---------    ---------
        Net earnings per share                $    1.58    $    1.25    $    3.58    $    2.99
                                              =========    =========    =========    =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            ----------------------
                                                                              2002         2001
                                                                            ---------    ---------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                              $  45,941    $  34,770
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
      Depreciation and amortization                                             4,731        3,747
      (Increase) decrease in deferred tax asset before extraordinary item          94       (1,418)
      Tax benefit from stock option exercises                                   4,923        2,376
  Change in assets and liabilities, net of effect of acquisitions:
      Increase in real estate                                                 (73,846)     (80,425)
      Increase in deposits on real estate under option or contract            (15,245)      (7,485)
      Increase in receivables and prepaid expenses and other assets              (633)      (8,058)
      Increase in accounts payable and accrued liabilities                     17,286       22,322
      Increase in home sale deposits                                            4,222        2,509
                                                                            ---------    ---------
      Net cash used in operating activities                                   (12,527)     (31,662)
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions                                                  (83,354)     (65,759)
  Increase in goodwill                                                         (2,666)        (258)
  Purchases of property and equipment                                          (5,081)      (5,115)
                                                                            ---------    ---------
      Net cash used in investing activities                                   (91,101)     (71,132)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                  510,188      551,809
  Repayments of debt                                                         (484,584)    (453,769)
  Proceeds from sale of common stock, net                                      79,676           --
  Purchase of treasury stock                                                   (1,057)        (207)
  Proceeds from exercises of stock options                                      2,773        2,020
                                                                            ---------    ---------
      Net cash provided by financing activities                               106,996       99,853
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                            3,368       (2,941)
Cash and cash equivalents, beginning of period                                  3,383        4,397
                                                                            ---------    ---------
Cash and cash equivalents, end of period                                    $   6,751    $   1,456
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:                                             2002         2001
                                                                            ---------    ---------
    Interest                                                                $  10,178    $   6,387
    Income taxes                                                            $  20,370    $  13,893

The acquisitions of Hammonds Homes in 2002 and Hancock Communities in
  2001 resulted in the following changes in assets and liabilities:
    Real estate                                                             $ (65,684)   $ (54,545)
    Deposits on real estate under option or contract                           (3,076)      (8,899)
    Receivables and other assets                                               (3,140)        (543)
    Accounts payable and accrued liabilities                                    9,000        6,890
    Home sale deposits                                                          2,011        2,503
    Goodwill                                                                  (21,245)     (11,423)
    Property and equipment                                                     (2,290)      (1,632)
    Borrowings                                                                  1,070        1,890
                                                                            ---------    ---------
    Net cash paid for acquisitions                                          $ (83,354)   $ (65,759)
                                                                            =========    =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     BUSINESS. We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona and California. We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base. We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989. To expand our presence in Arizona, in 2001 we acquired Hancock Communities (Hancock), another well-established homebuilder that serves the first-time and move-up markets in the Phoenix area. To expand our presence in Texas in July 2002 we acquired Hammonds Homes, a Texas-based homebuilder that focuses on the move-up market in the Houston, Dallas/Ft. Worth and Austin areas. We entered the Las Vegas, Nevada market in October 2002 with our acquisition of Perma-Bilt Homes.

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

     EQUITY OFFERING. In June 2002, we sold 2,012,500 shares of our common stock at a price of $42.00 per share. The net proceeds from the offering of $79.7 million were used primarily for our July 2002 purchase of Hammonds Homes, with the balance being used for general corporate purposes and our purchase of Perma-Bilt Homes in October 2002.

     COMMON STOCK REPURCHASE. In August 2002, we announced that our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock. No date for completing the program has been determined, but we will purchase shares subject to applicable securities laws, and at times and in amounts as management deems appropriate.

     GOODWILL. In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to transitional and annual impairment tests in accordance with SFAS No. 142.

     Goodwill represents the cost of acquired companies in excess of the fair value of net assets acquired at the acquisition date. The goodwill recorded resulting from our acquisitions is allocated to our business operating segments as follows:

                                                   AT SEPTEMBER 30,
                                                        2002
                                                   ----------------
                                                    (in thousands)
          First-time and volume-priced                  $51,130
          Mid- to luxury-priced                           3,150
                                                        -------
                 Total                                  $54,280
                                                        =======

     Goodwill is reviewed by management for impairment annually, or whenever events or changes in circumstances indicate the carrying amount may be impaired. There were no impairment charges to goodwill amounts during the nine months ended September 30, 2002.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

     Effective January 1, 2002, we adopted the nonamortization provisions of SFAS No. 142 related to the goodwill existing at December 31, 2001. The following table sets forth reported net earnings and earnings per share, as adjusted to exclude goodwill amortization expense (dollars in thousands except per share amounts):

                                        THREE            NINE
                                        MONTHS          MONTHS                YEARS ENDED DECEMBER 31,
                                        ENDED            ENDED         -------------------------------------
                                    SEPT. 30, 2001   SEPT. 30, 2001       2001          2000         1999
                                    --------------   --------------    ----------    ----------   ----------
Earnings before extraordinary
  items                               $   14,675       $   35,003      $   50,892    $   35,762   $   18,945
Extraordinary items, net of tax
  effects                                    212             (233)           (233)           --           --
                                      ----------       ----------      ----------    ----------   ----------
Net earnings, as reported             $   14,887       $   34,770      $   50,659    $   35,762   $   18,945
                                      ==========       ==========      ==========    ==========   ==========

Earnings, as adjusted before
  extraordinary items                 $   14,924       $   35,615      $   51,771    $   36,434   $   19,573
Extraordinary items, net of tax
  effects                                    212             (233)           (233)           --           --
                                      ----------       ----------      ----------    ----------   ----------
Net earnings, as adjusted             $   15,136       $   35,382      $   51,538    $   36,434   $   19,573
                                      ==========       ==========      ==========    ==========   ==========

AS REPORTED:
Basic earnings per share before
  extraordinary items                 $     1.37       $     3.32      $     4.80    $     3.46   $     1.74
Extraordinary items                         0.02            (0.02)          (0.02)           --           --
                                      ----------       ----------      ----------    ----------   ----------
Basic earnings per share              $     1.39       $     3.30      $     4.78    $     3.46   $     1.74
                                      ==========       ==========      ==========    ==========   ==========

Diluted earnings per share
  before extraordinary items          $     1.23       $     3.01      $     4.32    $     3.13   $     1.57
Extraordinary items                         0.02            (0.02)          (0.02)           --           --
                                      ----------       ----------      ----------    ----------   ----------
Diluted earnings per share            $     1.25       $     2.99      $     4.30    $     3.13   $     1.57
                                      ==========       ==========      ==========    ==========   ==========

AS ADJUSTED:
Basic earnings per share before
  extraordinary items                 $     1.39       $     3.38      $     4.88    $     3.52   $     1.80
Extraordinary items                         0.02            (0.02)          (0.02)           --           --
                                      ----------       ----------      ----------    ----------   ----------
Basic earnings per share              $     1.41       $     3.36      $     4.86    $     3.52   $     1.80
                                      ==========       ==========      ==========    ==========   ==========

Diluted earnings per share
  before extraordinary items          $     1.25       $     3.06      $     4.40    $     3.19   $     1.62
Extraordinary items                         0.02            (0.02)          (0.02)           --           --
                                      ----------       ----------      ----------    ----------   ----------
Diluted earnings per share            $     1.27       $     3.04      $     4.38    $     3.19   $     1.62
                                      ==========       ==========      ==========    ==========   ==========

     During the second quarter of 2002, we finalized the first of the required impairment tests of goodwill as of January 1, 2002, and have determined that goodwill is not impaired. There were no changes in circumstances in the third quarter of 2002 that would cause us to reevaluate our impairment analysis.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate exit or disposal activities in the near term, therefore the adoption of SFAS 146 is not expected to have a material impact on our consolidated financial statements in the future for 2002.

     In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Statements No.4 (Reporting Gains and Losses from Extinguishment of Debt), No.44 (Accounting for Intangible Assets of Motor Carriers), and No.64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of SFAS No.13 (Accounting for Leases), and Technical Corrections. This statement also amends other existing authorative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 is effective for transactions occuring after MAy 15, 2002. Our adoption of SFAS 145 on May 15, 2002 did not have a material impact on our consolidated financial statements, and is not anticipated to have a material impact in the future.

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

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

The components of real estate are (in thousands):

                                          SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                          ------------------   -----------------
Homes under contract, in production          $   227,594          $   135,005
Finished home sites                              111,680               81,151
Home sites under development                      66,761               57,291
Homes held for resale                             36,143               33,278
Model homes                                       14,826               18,289
Land held for development                         12,764                5,224
                                             -----------          -----------
                                             $   469,768          $   330,238
                                             ===========          ===========

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate and charged to cost of sales when the related property is closed. Summaries of interest incurred, interest capitalized and interest expensed follow (in thousands):

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                             --------------------    --------------------
                                               2002        2001        2002        2001
                                             --------    --------    --------    --------
Beginning unamortized capitalized interest   $ 10,050    $  7,248    $  8,746    $  5,426
Interest capitalized                            4,808       5,430      14,143      11,868
Amortized to cost of home and land sales       (5,886)     (3,576)    (13,917)     (8,192)
                                             --------    --------    --------    --------
Ending unamortized capitalized interest      $  8,972    $  9,102    $  8,972    $  9,102
                                             ========    ========    ========    ========

Interest incurred                            $  4,808    $  5,430    $ 14,143    $ 11,869
Interest capitalized                           (4,808)     (5,430)    (14,143)    (11,868)
                                             --------    --------    --------    --------
Interest expensed                            $     --    $     --    $     --    $      1
                                             ========    ========    ========    ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE

Notes payable consists of:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2002           2001
                                                     -------------  ------------
                                                           (IN THOUSANDS)
$100 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime (4.75% at September 30, 2002) or LIBOR
  (rates varying from 1.819% to 1.806% at
  September 30, 2002) plus 2.0%, payable at the
  earlier of close of escrow, maturity date of
  individual homes and home sites within the
  collateral pool or over a 24-month period
  beginning June 1, 2003, secured by first deeds
  of trust on real estate                             $    6,591    $      617

$90 million bank revolving construction line of
  credit, interest payable monthly approximating
  prime or LIBOR plus 2.0%, payable at the earlier
  of close of escrow, maturity date of individual
  homes and home sites within the line or
  August 31, 2003, secured by first deeds of
  trust on real estate                                    40,207        15,590

Acquisition and development seller carry back
  financing, interest payable monthly at fixed
  rates of 9% to 10% per annum; payable at the
  maturity date of the individual projects,
  secured by first deeds of trust on land                  1,211         6,204

Senior unsecured notes, maturing June 1, 2011,
  interest only payments of 9.75% per annum,
  payable semi-annually                                  155,000       155,000

Other notes                                                1,226           150
                                                      ----------    ----------

     Total                                            $  204,235    $  177,561
                                                      ==========    ==========

     The bank credit facilities and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios and place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of September 30, 2002 and for the year ended
December 31, 2001, we were in compliance with these covenants. The senior unsecured notes restrict our ability to pay dividends.

NOTE 4 - ACQUISITIONS

     On July 1, 2002, we acquired substantially all of the homebuilding and related assets of Hammonds Homes. The purchase price was approximately $83.4 million in cash, plus the assumption of accounts payable, accrued liabilities and home sales deposits totaling $11.0 million and a note payable totaling $1.1 million. This acquisition was accounted for using the purchase method of accounting. Accordingly, we recorded goodwill of approximately $21.2 million, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. This goodwill was allocated to our first-time and volume-priced business segment.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - ACQUISITIONS (CONT.)

     The following unaudited financial data for the three and nine months ended September 30, 2002 and 2001 has been prepared as if the acquisition of the assets and liabilities of Hammonds Homes on July 1, 2002 had occurred on January 1, 2001. The 2001 and first nine months of 2002 unaudited pro forma financial data is presented for informational purposes only and is based on historical information. This information may not be indicative of our actual amounts had the transaction occurred on the date listed above, nor does it purport to represent future periods (in thousands except per share amounts):

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                ----------------------    ----------------------
                                  2002         2001         2002         2001
                                 ACTUAL      PRO FORMA     ACTUAL      PRO FORMA
                                --------     ---------    --------     ---------
Revenue                         $329,129     $ 257,833    $829,472     $ 634,460
Net earnings                      22,437        17,777      48,859        42,432
Diluted EPS                     $   1.58     $    1.49    $   3.80     $    3.65

     On October 7, 2002, we completed the acquisition of substantially all of the homebuilding and related assets of Perma-Bilt Homes. The purchase price was approximately $46.6 million, subject to final adjustments, comprised of cash paid at closing of $29.9 million and the repayment of existing debt in the amount of $ 16.7 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, we recorded goodwill of approximately $21.3 million. Perma-Bilt Homes, established in 1993, builds a wide range of quality homes in five communities in the Las Vegas, Nevada area with a focus on serving the move-up housing market.

     On May 30, 2001, we acquired substantially all of the homebuilding and related assets of HC Builders, Inc. and Hancock Communities, L.L.C. The purchase price was $65.8 million in cash, plus the assumption of accounts payable, accrued liabilities and home sales deposits totaling $9.4 million and a note payable totaling $1.9 million. In addition, we granted to Greg Hancock, the founder of the company, an earn-out payable in cash over three years, which was equal to 20% of Hancock's pre-tax net income after a 10.5% charge on capital. This acquisition was accounted for using the purchase method of accounting.
Accordingly, we recorded goodwill of approximately $11.4 million, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. This goodwill was allocated to our first-time and volume-priced business segment. Goodwill is also increased to the extent of the earn-out, which amounted to approximately $2.7 million in the first nine months of 2002. Prior to January 1, 2002, the goodwill was being amortized over a period of 20 years.

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows (in thousands, except per share data):

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2002       2001       2002       2001
                                                         --------   --------   --------   --------
BASIC:
Earnings before extraordinary items                      $ 22,437   $ 14,675   $ 45,941   $ 35,003
Extraordinary items, net of tax effects                        --        212         --       (233)
                                                         --------   --------   --------   --------
Net earnings                                             $ 22,437   $ 14,887   $ 45,941   $ 34,770
                                                         ========   ========   ========   ========

Weighted average number of shares outstanding-basic        13,514     10,735     12,105     10,529
                                                         --------   --------   --------   --------

Basic earnings per share before extraordinary items      $   1.66   $   1.37   $   3.80   $   3.32
Extraordinary items                                            --       0.02         --      (0.02)
                                                         --------   --------   --------   --------
Basic earnings per share                                 $   1.66   $   1.39   $   3.80   $   3.30
                                                         ========   ========   ========   ========

DILUTED:
Earnings before extraordinary items                      $ 22,437   $ 14,675   $ 45,941   $ 35,003
Extraordinary items, net of tax effects                        --        212         --       (233)
                                                         --------   --------   --------   --------
Net earnings                                             $ 22,437   $ 14,887   $ 45,941   $ 34,770
                                                         ========   ========   ========   ========

Weighted average number of shares outstanding - basic      13,514     10,735     12,105     10,529
Effect of dilutive securities:
  Options to acquire common stock                             725      1,191        736      1,091
                                                         --------   --------   --------   --------
Diluted weighted common shares outstanding                 14,239     11,926     12,841     11,620
                                                         --------   --------   --------   --------

Diluted earnings per share before extraordinary items    $   1.58   $   1.23   $   3.58   $   3.01
Extraordinary items                                            --       0.02         --      (0.02)
                                                         --------   --------   --------   --------
Diluted earnings per share                               $   1.58   $   1.25   $   3.58   $   2.99
                                                         ========   ========   ========   ========

Antidilutive stock options not included in diluted EPS        295         --        295         --
                                                         ========   ========   ========   ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - INCOME TAXES

Components of income tax expense attributable to income from continuing operations consist of (in thousands):

                            THREE MONTHS ENDED         NINE MONTHS ENDED
                               SEPTEMBER 30,             SEPTEMBER 30,
                           ---------------------     ---------------------
                             2002         2001         2002         2001
                           --------     --------     --------     --------
     Current:
          Federal          $ 10,445     $  8,743     $ 24,712     $ 20,162

          State               1,963        1,933        4,848        3,571
                           --------     --------     --------     --------
                             12,408       10,676       29,560       23,733
                           --------     --------     --------     --------
     Deferred:
          Federal             1,668       (1,178)          66       (1,212)
          State                 233         (182)          28         (207)
                           --------     --------     --------     --------

                              1,901       (1,360)          94       (1,419)
                           --------     --------     --------     --------

          Total            $ 14,309     $  9,316     $ 29,654     $ 22,314
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

                      MERITAGE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - SEGMENT INFORMATION (CONT.)

                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                  -----------------------     -----------------------
                                    2002          2001          2002          2001
                                  ---------     ---------     ---------     ---------
                                                     (IN THOUSANDS)
HOME SALES REVENUE:
  First-time and volume-priced    $ 201,981     $ 126,569     $ 447,782     $ 286,769
  Mid- to luxury-priced             126,533        80,608       296,904       210,924
                                  ---------     ---------     ---------     ---------
         Total                    $ 328,514     $ 207,177     $ 744,686     $ 497,693
                                  =========     =========     =========     =========

EBIT:
  First-time and volume-priced    $  24,672     $  16,126     $  54,769     $  40,180
  Mid- to luxury-priced              19,509        12,927        38,939        28,653
  Corporate                          (1,549)       (1,486)       (4,196)       (3,323)
                                  ---------     ---------     ---------     ---------
         Total                    $  42,632     $  27,567     $  89,512     $  65,510
                                  =========     =========     =========     =========

                                                                 AT             AT
                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                2002           2001
                                                            -------------  ------------
                                                                  (IN THOUSANDS)
ASSETS:
  First-time and volume-priced                                $ 425,758     $ 261,825
  Mid- to luxury-priced                                         190,967       164,156
  Corporate                                                      11,438        10,734
                                                              ---------     ---------
         Total                                                $ 628,163     $ 436,715
                                                              =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include projections of revenue, income or loss and capital expenditures; financing needs or plans and liquidity; the impact of changes in interest rates; and plans relating to our products, as well as assumptions relating to the foregoing.

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

     RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition provides information regarding our results of operations for the three and nine month periods ended September 30, 2002 and 2001. All material balances and transactions between us and our subsidiaries have been eliminated in consolidation. In our opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

     HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The data provided below shows operating and financial data regarding our homebuilding activities (dollars in thousands).

                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                           SEPTEMBER 30,      PERCENTAGE       SEPTEMBER 30,
                       --------------------    INCREASE    --------------------   PERCENTAGE
HOME SALES REVENUE       2002        2001     (DECREASE)     2002        2001      INCREASE
                       --------    --------    --------    --------    --------   ----------
TOTAL
Dollars                $328,514    $207,177       59%      $744,686    $497,693       50%
Homes closed              1,311         938       40%         3,091       2,227       39%
Average sales price    $  250.6    $  220.9       13%      $  240.9    $  223.5        8%

TEXAS
Dollars                $132,129    $ 62,306      112%      $258,571    $185,263       40%
Homes closed                692         357       94%         1,431       1,077       33%
Average sales price    $  190.9    $  174.5        9%      $  180.7    $  172.0        5%

ARIZONA
Dollars                $122,948    $100,794       22%      $296,673    $201,155       47%
Homes closed                442         469       (6)%        1,192         863       38%
Average sales price    $  278.2    $  214.9       29%      $  248.9    $  233.1        7%

CALIFORNIA
Dollars                $ 73,437    $ 44,077       67%      $189,442    $111,275       70%
Homes closed                177         112       58%           468         287       63%
Average sales price    $  414.9    $  393.5        5%      $  404.8    $  387.7        4%

                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                           SEPTEMBER 30,      PERCENTAGE       SEPTEMBER 30,       PERCENTAGE
                       --------------------    INCREASE    --------------------     INCREASE
HOME SALES REVENUE       2002        2001     (DECREASE)     2002        2001      (DECREASE)
                       --------    --------    --------    --------    --------    --------
TOTAL
Dollars                $304,556    $161,486       89%      $895,286    $513,237       74%
Homes ordered             1,129         723       56%         3,433       2,220       55%
Average sales price    $  269.8    $  223.4       21%      $  260.8    $  231.2       13%

TEXAS
Dollars                $130,799    $ 50,409      159%      $302,051    $193,241       56%
Homes ordered               641         297      116%         1,575       1,156       36%
Average sales price    $  204.1    $  169.7       20%      $  191.8    $  167.2       15%

ARIZONA
Dollars                $ 88,266    $ 84,197        5%      $316,361    $220,025       44%
Homes ordered               306         359      (15)%        1,200         814       47%
Average sales price    $  288.5    $  234.5       23%      $  263.6    $  270.3       (2)%

CALIFORNIA
Dollars                $ 85,491    $ 26,880      218%      $276,874    $ 99,971      177%
Homes ordered               182          67      172%           658         250      163%
Average sales price    $  469.7    $  401.2       17%      $  420.8    $  399.9        5%

                                                             AT SEPTEMBER 30,     PERCENTAGE
                                                           --------------------    INCREASE
NET SALES BACKLOG                                            2002        2001     (DECREASE)
                                                           --------    --------    --------
TOTAL
  Dollars                                                  $598,907    $432,968       38%
  Homes in backlog                                            2,292       1,849       24%
  Average sales price                                      $  261.3    $  234.2       12%

TEXAS
  Dollars                                                  $232,487    $127,542       82%
  Homes in backlog                                            1,185         774       53%
  Average sales price                                      $  196.2    $  164.8       19%

ARIZONA
  Dollars                                                  $225,674    $241,604       (7)%
  Homes in backlog                                              784         905      (13)%
  Average sales price                                      $  287.8    $  267.0        8%

CALIFORNIA
  Dollars                                                  $140,746    $ 63,822      121%
  Homes in backlog                                              323         170       90%
  Average sales price                                      $  435.7    $  375.4       16%

     HOME SALES REVENUE. The increases in total home sales revenue and number of homes closed in the third quarter and first nine months of 2002 compared to the same periods of 2001 resulted mainly from the strong market conditions in Northern California and the addition of Hammonds Homes to our operations in Texas, which was acquired on July 1, 2002. Hammonds contributed 235 closings with a value of approximately $50 million to the third quarter 2002 results.

     SALES CONTRACTS. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate approximating 23% of gross sales, which we believe is consistent with industry norms. Sales contracts for the third quarter and the nine months ended September 30, 2002 are up from the previous year, due mainly to the addition of Hammonds Homes to our operations in Texas and the strength of the homebuilding market in California. In addition, orders in Arizona have been negatively impacted by a decrease in sales in our high-end Monterey Scottsdale product and the early sell-out of some lower priced Hancock communities, ahead of their replacements. Hammonds contributed 209 contracts to our third quarter 2002 results.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. Total dollar backlog at September 30, 2002 increased 38% over the September 30, 2001 amount due to an increase in the number of homes in backlog. The number of homes in backlog at September 30, 2002 increased 24% over the same date in the prior year. These increases resulted mainly from our Hammonds acquisition and continued strong demand for homes in California. Arizona backlog was down due to the same factors identified in Sales Contracts above.

OTHER OPERATING INFORMATION

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                   --------------------    --------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
HOME SALES GROSS PROFIT
Dollars                            $ 64,243    $ 45,709    $145,830    $106,817
Percent of home sales revenues         19.6%       22.1%       19.6%       21.5%

COMMISSIONS AND OTHER SALES COSTS
Dollars                            $ 17,644    $ 10,954    $ 44,240    $ 27,402
Percent of home sales revenue           5.4%        5.3%        5.9%        5.5%

GENERAL AND ADMINISTRATIVE COSTS
Dollars                            $ 11,518    $ 11,433    $ 30,307    $ 24,251
Percent of total revenue                3.5%        5.5%        4.0%        4.9%

INCOME TAXES
Dollars                            $ 14,309    $  9,316    $ 29,654    $ 22,314
Percent of income before taxes
  and extraordinary items              38.9%       38.8%       39.2%       38.9%

     HOME SALES GROSS PROFIT. Gross profit equals home sales revenue, net of housing cost of sales, which include developed lot costs, home construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), amortization of capitalized interest, sales tax, warranty, construction overhead and closing costs. The dollar increases in gross profit for the three and nine months ended September 30, 2002 are attributable to the increase in the number of home closings. The decrease in our home sales gross profit percentage for the three and nine months ended September 30, 2002 is attributable to more competitive market conditions during the time the orders were taken for the current year home closings as compared to the prior year's closings. The gross margins of homes closed in 2002 were adversely impacted by the use of a greater level of sales incentives, prompted by the less robust economic conditions existing at the time orders were taken for these homes. In addition, the margins in the current year's quarter were negatively impacted by a fair value adjustment to increase the value of homes under construction by approximately $2.9 million as a result of applying purchase accounting in the acquisition of Hammonds Homes. Approximately $2 million of this amount was expensed as a component of cost of sales due to Hammonds' closings for the quarter ended September 30, 2002.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $17.6 million, or 5.4% of home sales revenue in the three months ended September 30, 2002, as compared to approximately $11.0 million, or 5.3% of home sales revenue, in the third quarter of 2001. For the first nine months of 2002, commissions and other sales costs were approximately $44.2 million or 5.9% of home sales revenue, compared with $27.4 million, or 5.5% of home sales revenue, for the nine months of 2001. These increases were primarily due to higher sales incentives as a percentage of revenue related to our Monterey and Hancock divisions, and advertising related to communities not yet or recently opened for sale.

     GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs were approximately $11.5 million, or 3.5% of total revenue, in the third quarter of 2002, as compared to approximately $11.4 million, or 5.5% of total revenue, in 2001. General and administrative costs were approximately $30.3 million, or 4.0% of total revenue, in the first nine months of 2002, as compared to approximately $24.3 million, or 4.9% of total revenue, for the same period of 2001. General and administrative costs in 2002 were lower as a percentage of revenue, in comparison to 2001, mainly due to the June 30, 2002 conclusion of the earn-out payments made in accordance with the purchase agreement terms of our Northern California division and by holding down other general and administrative costs while revenues increased. The earn-out was calculated based on 20 percent of the pre-tax earnings of the Northern California division after reduction for a capital charge.

     INCOME TAXES. Increases in income taxes for the quarter and nine months ended September 30, 2002 from the prior year resulted mainly from an increase in pre-tax income.

     LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of working capital are land purchases, lot development and home construction. We use a combination of borrowings and funds generated by operations to meet short-term working capital requirements and we issue equity or debt in order to meet long-term capital requirements.

     At September 30, 2002, we had short-term secured revolving construction loans and acquisition and development facilities totaling $190.0 million, of which $46.8 million was outstanding. $141.5 million of unborrowed funds supported by approved collateral were available under these credit facilities at that date, subject to compliance with the financial and other covenants in our loan agreements. This additional borrowing was fully available under such loan covenants at September 30, 2002. We also have $155 million in principal outstanding of unsecured, 9.75% senior notes due June 1, 2011, which were issued in May 2001.

     As discussed in Note 4, Aquisitions, approximately $46.6 million of liquidity was utilized to purchase Perma-Bilt Homes on October 7, 2002.

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

     As a component of our model home construction activities, we enter into lease transactions with third parties. The total cost, including land costs, of model homes leased by us and constructed under these lease agreements is approximately $21.6 million, all of which is excluded from our balance sheet as of September 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not enter into derivative financial instruments for trading purposes, although we do have other financial instruments in the form of notes payable and senior debt. Our lines of credit and credit facilities are at variable interest rates and are subject to market risk in the form of interest rate fluctuations. The interest rate on our senior debt is at a fixed rate of 9.75%. Except in the event of default or upon the occurrence of certain events, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact in our fixed-rate debt until we would be required to refinance such debt.

ITEM 4. CONTROLS AND PROCEDURES

     Meritage's Co-Chief Executive Officers and Chief Financial Officer have concluded based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT                                                                         PAGE OR
NUMBER                             DESCRIPTION                              METHOD OF FILING
------                             -----------                              ----------------
 10.1     Ninth Modification Agreement to Guaranty Federal Bank Loan,
          dated as of August 22, 2002                                        Filed herewith

 99.1     Certificate of Steven J. Hilton, Co-Chief Executive Officer,
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002          Filed herewith

 99.2     Certificate of John R. Landon, Co-Chief Executive Officer,
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002          Filed herewith

 99.3     Certificate of Larry W. Seay, Chief Financial Officer, pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002                   Filed herewith

 99.4     Private Securities Litigation Reform Act of 1995 Safe Harbor
          Compliance Statement for Forward-Looking Statements                Filed herewith

(b)  REPORTS ON FORM 8-K

     On September 11, 2002, we filed a Current Report on Form 8-K/A amending Form 8-K dated July 12, 2002 to include the financial statements and pro forma financial information of Hammonds Homes, which we acquired in July 2002.

     On October 9, 2002, we filed a Current Report on Form 8-K describing the completion of our acquisition of the homebuilding assets of Perma-Bilt Homes.

     On October 23, 2002 we filed a Current Report on Form 8-K/A amending Form 8-K dated October 7, 2002 to include transaction documents relating to our acquisition of Perma-Bilt Homes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2002.


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


                                        BY /s/ VICKI L. BIGGS
                                           -------------------------------------
                                           Vicki L. Biggs
                                           CHIEF ACCOUNTING OFFICER AND VICE
                                           PRESIDENT-CORPORATE CONTROLLER

                                 CERTIFICATIONS

                CERTIFICATION OF THE CO-CHIEF EXECUTIVE OFFICER

I, Steven J. Hilton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Meritage Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Steven J. Hilton
                                        ----------------------------------------
                                        Steven J. Hilton
                                        Co-Chief Executive Officer

                 CERTIFICATION OF THE CO-CHIEF EXECUTIVE OFFICER

I, John R. Landon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Meritage Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ John R. Landon
                                        ----------------------------------------
                                        John R. Landon
                                        Co-Chief Executive Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Larry W. Seay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Meritage Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Larry W. Seay
                                        ----------------------------------------
                                        Larry W. Seay
                                        Chief Financial Officer