Form 10-K
period 2002-12-31
MERITAGE CORP
filed 2003-03-31
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

The aggregate market value of common stock held by non-affiliates of the registrant (10,215,050 shares) as of June 28, 2002, was $466,317,033, based on the closing sales price per share as reported by the New York Stock Exchange on such date. The aggregate market value of common stock held by non-affiliates of the registrant (9,590,758 shares) as of March 14, 2003, was $309,877,391, based on the closing sales price per share as reported by the New York Stock Exchange on such date. For purposes of these computations, all executive officers and directors of the registrant have been deemed to be affiliates.

The number of shares outstanding of the registrant's common stock on March 14, 2003 was 12,938,634.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 21, 2003 have been incorporated by reference into
Part III, Items 10, 11, 12 and 13.

================================================================================

                              MERITAGE CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
PART I

   Item 1.    Business.........................................................3

   Item 2.    Properties......................................................10

   Item 3.    Legal Proceedings...............................................11

   Item 4.    Submission of Matters to a Vote of Security Holders.............11

PART II

   Item 5.    Market For the Registrant's Common Stock
              and Related Stockholder Matters.................................11

   Item 6.    Selected Financial Data.........................................12

   Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................13

   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......26

   Item 8.    Financial Statements and Supplementary Data.....................26

   Item 9.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................46

PART III

   Item 10.   Directors and Executive Officers of the Registrant..............47

   Item 11.   Executive Compensation..........................................47

   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................47

   Item 13.   Certain Relationships and Related Transactions..................47

   Item 14.   Controls and Procedures.........................................48

   Item 15.   Principal Accountant Fees and Services..........................48

PART IV

   Item 16.   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K........................................................48

SIGNATURES    ...............................................................S-1

                                     PART I

ITEM 1. BUSINESS

     We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona, California and Nevada. We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base. We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989. We expanded our presence in Texas with the July 2002 acquisition of Hammonds Homes (Hammonds), a builder that focuses on the move-up market in the Houston, Dallas/Ft. Worth and Austin areas. We entered the Las Vegas, Nevada market in October 2002 with our acquisition of Perma-Bilt Homes (Perma-Bilt), another move-up builder.

     We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes, in Arizona as Monterey Homes, Meritage Homes and Hancock Communities, in Northern California as Meritage Homes and in Nevada as Perma-Bilt Homes. At December 31, 2002, we were actively selling homes in 128 communities, with base prices ranging from $92,000 to $910,000. We have four primary segments: Texas, Arizona, California and Nevada. See Note 10 to our consolidated financial statements included in this report for information regarding our segments.

AVAILABLE INFORMATION

     Information about our company and communities is provided through our Internet web site at WWW.MERITAGEHOMES.COM. Our periodic and current reports and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available, free of charge, on our website as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). The information on our website is not considered part of this report.

COMPETITIVE STRENGTHS

     We believe we possess the following competitive strengths:

     CONSERVATIVE INVENTORY MANAGEMENT. We seek to minimize land and inventory risk in order to optimize our use of capital and maintain moderate leverage ratios. We accomplish this by:

     * generally purchasing land subject to complete entitlements, including zoning and utility services;
     * developing smaller parcels, generally projects that can be completed within a three-year period;
     * controlling approximately 81% of our land inventory through rolling options with initial deposit requirements typically between 2% and 15% of the land price;
     * managing housing inventory by pre-selling and obtaining substantial customer deposits on our homes prior to starting construction;
     *    limiting unsold home construction; and
     *    minimizing home construction cycles.

     DISCIPLINED FINANCIAL MANAGEMENT. We believe that our disciplined financial management policies enable us to achieve above-average returns on assets compared to our competitors in the homebuilding industry and maintain reasonable leverage ratios. Our rigorous investment requirements for the acquisition of land enable us to deploy capital efficiently and to generate strong cash flows to fund the acquisition of additional land or homebuilding operations.

     STRONG MARGINS. Our focus on achieving high margins results in greater profitability during strong economic periods and also enables us to realize lower break-even points and higher pricing flexibility during slower economic periods. In addition to maintaining low overhead costs, we actively manage construction costs and pricing and marketing strategies in order to maximize margins. We seek to optimize our mix of available housing upgrades and customization features to offer the highest value to customers at the lowest cost. Within our pricing structure we provide our sales and marketing professionals with the autonomy and flexibility to respond rapidly to changing market dynamics by customizing our sales programs.

     EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY OWNERSHIP. Members of our senior management team have extensive experience in the homebuilding industry as well as in each of the local markets that we serve. Our co-chief executive officers and senior executives average over 17 years of homebuilding experience and each has a successful track record of delivering superior results in varying homebuilding cycles. In addition, our co-chief executive officers together beneficially own approximately 22% of our outstanding common stock.

     PRODUCT BREADTH. We believe that our product breadth and geographic diversity enhance our growth potential and help to reduce exposure to economic cycles. In Arizona, we serve the first-time and move-up markets, and in 2002, we began delivering homes in the age-restricted active adult community market. We also build within the Arizona, and beginning in 2002, the Texas and California luxury markets, characterized by unique communities and distinctive luxury homes. In Texas, we mainly target the first and second-time move-up markets, and in Northern California and Nevada, we focus primarily on move-up homes.

BUSINESS STRATEGY

     We seek to distinguish ourselves from other production homebuilders through business strategies focused on the following:

     FOCUS ON HIGH GROWTH MARKETS. Our housing markets are located in four rapidly growing Sunbelt states; Texas, Arizona, California and Nevada. These areas are generally characterized by high job growth and in-migration trends, creating strong demand for new housing. We believe they represent attractive homebuilding markets with opportunities for long-term growth. We believe our operations in these markets are well established and that we have developed a reputation for building distinctive quality homes within our markets.

     EXPAND INTO NEW AND WITHIN EXISTING MARKETS. We continuously evaluate expansion opportunities through strategic acquisitions of other homebuilders and internal growth through expansion of our product offering in existing markets or start-up operations in new geographic markets. In pursuing expansion, we explore markets with demographic and other growth characteristics similar to our current markets and seek the acquisition of entities with operating policies, cash flow and earnings-focused philosophies similar to ours.

     In the past six years we have successfully completed five acquisitions. They have enabled us to substantially increase our revenues and earnings, expand into new markets, increase our market share in existing markets and add new product lines, such as age-restricted housing for the Arizona retirement market.

     MAINTAIN LOW COST STRUCTURE. Throughout our history, we have focused on minimizing construction costs and overhead, and we believe this attention is a key factor in maintaining high margins and profitability. We reduce costs by:

     * using subcontractors for home construction and site improvement on a fixed-price basis;
     * obtaining favorable pricing from subcontractors through long-term relationships and high volume;
     * reducing interest carry by minimizing our inventory of unsold or speculative homes and shortening the home construction cycle;
     * generally beginning construction on a home once it is under contract, we have received a satisfactory earnest money deposit and the buyer has obtained preliminary approval for a mortgage loan;
     *    minimizing overhead by centralizing certain administrative activities;
          and
     * monitoring homebuilding production, scheduling and budgeting through management information systems.

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

PRODUCTS

      Our homes range from first-time purchases to semi-custom luxury, with base prices ranging from $92,000 to $910,000. A summary of activity by state and product type as of and for the year ended December 31, 2002, follows (dollars in thousands):

                                 NUMBER        AVERAGE                                                    NUMBER OF
                                OF HOMES       CLOSING        HOMES IN     DOLLAR VALUE    HOME SITES       ACTIVE
                                 CLOSED         PRICE         BACKLOG       OF BACKLOG    REMAINING(1)   COMMUNITIES
                                --------       --------       --------      ----------    ------------   -----------
Texas - First-time                    --       $     --              5       $    844            264              1
Texas - Move-up                    2,073            183          1,055        207,421          8,462             80
Texas - Luxury                        17            428             25         10,634             97              3
Arizona - Age Restricted             107            203             76         15,776          7,508              4
Arizona - First-time                 445            110              7            838            338              1
Arizona - Move-up                  1,061            279            326         88,194          3,573             18
Arizona - Luxury                     122            641             57         39,347            282              6
California - Move-up                 540            397            279        108,620          1,745              7
California - Luxury                   54            574             54         28,307            654              3
Nevada - Move-up                     155            221            186         37,783          2,143              5
                                --------                      --------       --------       --------       --------
   Total                           4,574       $    243          2,070       $537,764         25,066            128
                                ========                      ========       ========       ========       ========

(1) "Home Sites Remaining" is the estimated number of homes that could be built both on the remaining lots available for sale and land to be developed into lots.

LAND ACQUISITION AND DEVELOPMENT

     We typically option or purchase land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer's control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits during development. The process of obtaining such approvals and permits can substantially delay the development process. For this reason, we may consider, on a limited basis, purchasing unentitled property in the future when we can do so in a manner consistent with our business strategy. Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we are beginning to purchase larger parcels, in some cases with a joint venture partner.

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

     We acquire land through purchases and rolling option contracts. Purchases are financed through our revolving credit facility or working capital. Acquiring our land through rolling option contracts allows us to control lots and land through third parties who own or buy properties on which we plan to build homes. We enter into option contracts to purchase finished lots from these third parties as home construction begins. These contracts are generally non-recourse and generally require non-refundable deposits of 2% to 15% of the sales price. At December 31, 2002, we had approximately $77.5 million in deposits and $15.1 million in letters of credit on real estate under option or contract.

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

     To a limited extent, we may use joint ventures to purchase and develop land where such arrangements are necessary to acquire the property or appear to be otherwise economically advantageous. At December 31, 2002, we were involved in five such joint ventures which are accounted for using the equity method. Our investment in these entities of approximately $9.3 million is classified within other assets on our December 31, 2002 consolidated balance sheet.

     The following table presents information regarding land owned or land under contract or option by market as of December 31, 2002:

                                          LAND OWNED(1)                       LAND UNDER CONTRACT OR OPTION (1)
                             ---------------------------------------      ----------------------------------------
                                                          LOTS HELD                                     LOTS HELD
                                           LOTS UNDER        FOR                       LOTS UNDER          FOR
                             FINISHED      DEVELOPMENT   DEVELOPMENT      FINISHED     DEVELOPMENT     DEVELOPMENT
                               LOTS        (ESTIMATED)   (ESTIMATED)        LOTS       (ESTIMATED)     (ESTIMATED)      TOTAL
                             -------       -----------   -----------      -------      -----------     -----------     -------
TEXAS:
Dallas/Ft. Worth                 955            228            874            591            895             --          3,543
Houston                          616            258             --            596            955            810          3,235
Austin                           313             56             45            611            989             --          2,014
San Antonio                       --             --             --             --             --            370            370
                              ------         ------         ------         ------         ------         ------         ------

Total Texas                    1,884            542            919          1,798          2,839          1,180          9,162
                              ------         ------         ------         ------         ------         ------         ------
ARIZONA:
Phoenix/Scottsdale               701             --             --             --          6,003          1,343          8,047
Tucson                           137             --             --            415          2,293            744          3,589
                              ------         ------         ------         ------         ------         ------         ------

Total Arizona                    838             --             --            415          8,296          2,087         11,636
                              ------         ------         ------         ------         ------         ------         ------
CALIFORNIA:
Sacramento                        47             --                           185            444             --            676
East San Francisco Bay            62            340             20            203          1,152             --          1,777
                              ------         ------         ------         ------         ------         ------         ------

Total California                 109            340             20            388          1,596             --          2,453
                              ------         ------         ------         ------         ------         ------         ------
NEVADA:
Las Vegas                         --            181             --             --            505          1,457          2,143
                              ------         ------         ------         ------         ------         ------         ------

TOTAL                          2,831          1,063            939          2,601         13,236          4,724         25,394
                              ======         ======         ======         ======         ======         ======         ======

(1)  Excludes lots with finished homes or homes under construction.

CONSTRUCTION OPERATIONS

     We are the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic-proximity basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers after receiving competitive bids on an individual basis. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms. Our project managers and field superintendents coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and assure compliance with zoning and building codes. At December 31, 2002, we employed 406 construction operations personnel.

     We specify that quality, durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts with manufacturers and suppliers on behalf of our subcontractors to take advantage of production volume. Historically, access to our principal subcontracting trades, materials and supplies has been readily available in each of our markets. Prices for these goods and services may fluctuate due to various factors, including supply and demand shortages that may be beyond the control of our vendors. We believe that we have strong relationships with our suppliers and subcontractors.

     We generally build and sell homes in clusters or phases within our larger projects, which we believe creates efficiencies in land development and construction, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Our homes are typically completed within four to nine months from the start of construction, depending upon home size and complexity. Construction schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We do not enter into any weather or materials commodity futures derivative contracts.

MARKETING AND SALES

     We believe that we have an established reputation for developing high quality homes, which helps generate interest in each new project. We also use advertising and other promotional activities, including our website at www.MERITAGEHOMES.COM, magazine and newspaper advertisements, brochures, direct mailings, and the placement of strategically located signs in the immediate areas of our developments.

     We use furnished model homes as tools in demonstrating the competitive advantages of our home designs and various features to prospective homebuyers. We generally employ or contract with interior and landscape designers who are responsible for creating an attractive model home for each product line within a project. We generally build between one and four model homes for each active community, depending upon the number of homes to be built in the project and the products to be offered. Often, we lease our model homes from institutional investors who own the homes for investment purposes or from buyers who do not intend to occupy the home immediately. A summary of model homes owned or leased at December 31, 2002, follows:

                       MODEL HOMES   MODEL HOMES   MONTHLY LEASE   MODELS UNDER
                          OWNED         LEASED        AMOUNT       CONSTRUCTION
                         --------      --------      --------      ------------
     Texas                     53            58      $ 53,002              16
     Arizona                   14            64       130,028              20
     California                --            38        52,720              14
     Nevada                     1            19        22,533              --
                         --------      --------      --------        --------
          Total                68           179      $258,283              50
                         ========      ========      ========        ========

     Our homes generally are sold by full-time, commissioned employees who typically work from a sales office located in one of the model homes for each project. At December 31, 2002, we had 248 sales and marketing employees. Our goal is to ensure that our sales force has extensive knowledge of our operating policies and housing products. To achieve this goal, we train our sales personnel and conduct periodic meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans, and the available product lines, pricing, options, and warranties offered. Sales personnel are licensed real estate agents where required by law. Independent brokers also sell our homes, and are usually paid a sales commission based on the price of the home. Our sales personnel assist our customers in selecting upgrades or in adding available customization features to their homes. We attempt to present our available upgrade and customization options to appeal to local consumer demands while at the same time minimizing our costs. Occasionally we offer various sales incentives, such as landscaping and certain interior home improvements, to attract buyers. The use and type of incentives depends largely on economic and competitive market conditions.

BACKLOG

     Most of our home sales are made under standard sales contracts signed before construction of the home begins. The contracts require substantial cash deposits and are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered "backlog." Sales contingent upon the sale of a customer's existing home are not included as new sales contracts until the contingency is removed. We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract, however, these homes are excluded from backlog until a sales contract is signed. At December 31, 2002, 11% of our inventory was comprised of homes under construction without sales contracts, and 5% of inventory were completed homes without sales contracts. We believe that we will deliver substantially all homes in backlog at December 31, 2002 to customers during 2003.

     Our backlog increased to 2,070 units with a value of $537.8 million at December 31, 2002 from 1,602 units with a value of $375.0 million at December 31, 2001. These increases are primarily due to our acquisition of two homebuilders during the year, additional communities that opened for sale in 2002, along with continued buyer demand for homes.

CUSTOMER FINANCING

     We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We provide mortgage-broker services in some of our markets through investments in mortgage brokers which originate loans on behalf of third party lenders. In other markets we use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. We do not fund or service the mortgages obtained by our home buyers, and therefore do not assume the risks associated with a mortgage banking business. Since many customers use long-term mortgage financing to purchase homes, adverse economic conditions, increases in unemployment and rising mortgage interest rates may deter or reduce the number of potential homebuyers.

CUSTOMER RELATIONS, QUALITY CONTROL AND WARRANTY PROGRAMS

     We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to our continued success, and that our commitment to buyer satisfaction and quality control has significantly contributed to our reputation as a high quality builder.

     A Meritage project manager or project superintendent and a customer relations representative generally oversee compliance with quality control standards for each community. These representatives perform the following tasks:

     *    oversee home construction;
     *    oversee subcontractor and supplier performance;
     * review the progress of each home and conduct formal inspections as specific stages of construction are completed; and
     *    regularly update buyers on the progress of their homes.

     We generally provide a one-year limited warranty on workmanship and building materials with each home. As subcontractors usually provide an indemnity and a certificate of insurance before beginning work, claims relating to workmanship and materials are generally the subcontractors' responsibility. Reserves for future warranty costs are established based on historical experience within each division or region, and are recorded when the homes are delivered. Reserves generally range from 0.45% to 0.75% of a home's sale price. Historically, these reserves have been sufficient to cover warranty repairs.

COMPETITION AND MARKET FACTORS

     The development and sale of residential property is a highly competitive industry. We compete for sales in each of our markets with national, regional, and local developers and homebuilders, existing home resales, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources, lower costs and/or more favorable land positions than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

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

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 (SOA) was signed into law. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of some of these requirements remains to be determined.

     The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The SOA addresses, among other matters, audit committees; certification of financial interests by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black-out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for stock transaction reports by officers and directors; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

     The SOA contains provisions that became effective upon enactment on July 30, 2002 and other provisions that will become effective within one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

EMPLOYEES AND SUBCONTRACTORS

     At December 31, 2002, we had 869 employees, including 215 in management and administration, 248 in sales and marketing, and 406 in construction operations. Our employees are not unionized, and we believe that we have good employee relationships. We act solely as a general contractor and all construction operations are conducted by our project managers and field superintendents who manage third party subcontractors. We use independent contractors for construction, architectural and advertising services, and we believe that we have good relationships with our subcontractors and independent contractors.

ITEM 2.  PROPERTIES

     Our corporate offices are leased properties located in Scottsdale, Arizona, and Plano, Texas. The Scottsdale lease expires in February 2006. The Plano lease expires in May 2005 and the building is leased from a company owned beneficially by one of our co-chairmen. We believe that the Plano lease rate is competitive with rates for comparable space in the area and the terms of the lease are similar to those we could obtain in an arm's length transaction. We lease an aggregate of approximately 92,800 square feet of office space in our markets for our operating divisions and corporate and executive offices. These leases expire between May 2003 and March 2007.

     As of December 31, 2002, we also had leases for 179 model homes and lots with terms ranging from three months to 36 months, with various renewal options. Our aggregate monthly lease amount is approximately $258,000.

     The following schedule summarizes leased real estate for each of our operating segments.

                MONTHLY OFFICE     APPROXIMATE     MONTHLY MODEL    NUMBER OF
                 LEASE AMOUNT     SQUARE FOOTAGE   LEASE AMOUNT    MODEL HOMES
                 ------------     --------------   ------------    -----------
Texas              $ 56,700           41,300         $ 53,002              58
Arizona              71,700           32,600          130,028              64
California           15,000            7,400           52,720              38
Nevada                8,900            7,000           22,533              19
Corporate             9,200            4,500               --              --
                   --------         --------         --------        --------
Total              $161,500           92,800         $258,283             179
                   ========         ========         ========        ========

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. We have accrued approximately $937,000 for losses related to potential litigation where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified in accrued liabilities on our December 31, 2002 balance sheet. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of stockholders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

GENERAL

     Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MTH". The high and low sales prices of the common stock for the periods indicated, as reported by the NYSE, follow. All amounts reflect a 2-for-1 stock split in the form of a stock divided that occurred in April 2002.

                                        2002                    2001
                                 ------------------      ------------------
                                  HIGH        LOW         HIGH        LOW
                                 ------      ------      ------      ------
     First Quarter               $35.12      $23.28      $24.00      $13.70
     Second Quarter              $47.10      $31.22      $26.88      $13.05
     Third Quarter               $46.25      $26.38      $29.98      $13.75
     Fourth Quarter              $42.20      $28.90      $26.49      $17.00

     On March 14, 2003, the closing sales price of the common stock as reported by the NYSE was $32.31 per share. At that date, there were approximately 213 owners of record. There are approximately 3,200 beneficial owners of common stock.

     The transfer agent for our common stock is Mellon Investor Services LLC, 85 Challenger Road, Ridgefield Park, NJ 07660. (WWW.MELLONINVESTOR.COM)

     We did not declare cash dividends in 2002, 2001 or 2000, nor do we intend to declare cash dividends in the foreseeable future. Earnings will be retained to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with debt covenants, as well as other factors considered relevant by our Board of Directors.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

     The performance of our common stock depends upon many factors, including those listed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results and Financial Condition."

     The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in anticipated or actual results of our operations or that of other homebuilding companies, changes in conditions affecting the general economy, war or other hostilities involving the United States, including the armed conflict with Iraq, widespread industry trends and analysts' reports, changes in interest rates, as well as other factors unrelated to our operating results.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial and operating data of Meritage Corporation and subsidiaries as of and for each of the last five years ended December 31, 2002. The financial data has been derived from our consolidated financial statements and related notes audited by KPMG LLP, independent auditors. For additional information, see the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and the Results of Operations. These historical results may not be indicative of future results.

     The data below includes the operations of Meritage Homes of California, Hancock Communities, Hammonds Homes and Perma-Bilt Homes since their respective dates of acquisition. Those dates are: Meritage Homes of California, acquired July 1998; Hancock Communities, acquired May 2001; Hammonds Homes, acquired July 2002; and Perma-Bilt Homes, acquired October 2002.

                                                                   HISTORICAL CONSOLIDATED FINANCIAL DATA
                                                                         YEARS ENDED DECEMBER 31,
                                                                 ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  -----------------------------------------------------------------------
                                                      2002           2001           2000           1999           1998
                                                  -----------    -----------    -----------    -----------    -----------
STATEMENT OF EARNINGS DATA:
Total sales revenue                               $ 1,119,817    $   744,174    $   520,467    $   341,786    $   257,113
Total cost of sales                                  (904,921)      (586,914)      (415,649)      (277,287)      (205,188)
                                                  -----------    -----------    -----------    -----------    -----------
     Gross profit                                     214,896        157,260        104,818         64,499         51,925
Earnings from mortgage assets and other
  income, net(1)                                        5,435          2,884          1,847          2,064          3,961
Commissions and other sales costs                     (65,291)       (41,085)       (28,680)       (19,243)       (14,292)
General and administrative expenses                   (41,496)       (35,723)       (21,215)       (15,100)       (10,632)
Interest expense                                           --             --             (8)            (6)          (462)
                                                  -----------    -----------    -----------    -----------    -----------
Earnings before income taxes and
  extraordinary items                                 113,544         83,336         56,762         32,214         30,500
Income taxes(2)                                       (43,607)       (32,444)       (21,000)       (13,269)        (6,497)
Extraordinary items, net of tax effects(3)                 --           (233)            --             --             --
                                                  -----------    -----------    -----------    -----------    -----------
     Net earnings                                 $    69,937    $    50,659    $    35,762    $    18,945    $    24,003
                                                  ===========    ===========    ===========    ===========    ===========

Net earnings per common share:(4) (5)
  Basic                                           $      5.64    $      4.78    $      3.46    $      1.75    $      2.26
  Diluted                                         $      5.31    $      4.30    $      3.13    $      1.57    $      1.96

BALANCE SHEET DATA (END OF YEAR):
Real estate                                       $   484,970    $   330,238    $   211,307    $   171,012    $   104,759
Total assets                                          691,788        436,715        267,075        226,559        152,250
Notes payable                                         264,927        177,561         86,152         85,937         37,205

Total liabilities                                     374,480        260,128        145,976        136,148         79,971
Stockholders' equity                                  317,308        176,587        121,099         90,411         72,279

SUPPLEMENTAL FINANCIAL DATA:
Cash provided by (used in):
    Operating activities                          $    (5,836)   $   (17,137)   $     6,252    $   (36,387)   $    (2,366)
    Investing activities                             (142,805)       (75,739)        (8,175)        (9,902)        (3,928)
    Financing activities                              151,858         91,862         (7,102)        47,324         10,436

(1) Earnings from mortgage assets that were obtained from our predecessor and disposed of in 1998 are applicable only to that year.
(2) Prior to the full utilization in 1998 of our net operating loss carryforward obtained from our predecessor, we paid limited income taxes.
(3) The 2001 amount reflects the net effect of extraordinary items from early extinguishments of long-term debt.
(4) 2001 earnings per share are shown after a $0.02 loss from the extraordinary items. Basic and diluted earnings per share before the extraordinary items were $4.80 and $4.32, respectively. We did not pay cash dividends in the years 1998 through 2002.
(5) All amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in April 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

CRITICAL ACCOUNTING POLICIES

     We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements. Our significant policies are described in Note 1 of the consolidated financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, and revenues and costs which we consider to be critical accounting policies. The judgments, assumptions and estimates we use are based on historical experience, knowledge of the accounts and other factors which we believe to be reasonable under the circumstances, and we evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

     The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual projects, the ultimate recoverability (or impairment) of these costs, goodwill impairment, the likelihood of closing lots held under option or contract and the ability to estimate expenses and accruals, including legal and warranty reserves. Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from home sales may be uncertain. Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if we do not ultimately purchase the land. Our inability to accurately estimate expenses, accruals, or an impairment of real estate or goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.

     We acquired Hancock Communities (Hancock), a homebuilder in the Phoenix, Arizona metropolitan area, effective May 31, 2001, Hammonds Homes, a builder in Houston, Austin and Dallas, Texas, effective July 1, 2002, and Perma-Bilt Homes, which builds in the Las Vegas, Nevada area, effective October 1, 2002. The results presented below include the operations of these three acquisitions since their dates of purchase and are not necessarily indicative of results to be expected in the future.

HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

                                            YEARS ENDED DECEMBER 31,
                                     --------------------------------------
                                        2002          2001          2000
                                     ----------    ----------    ----------
     HOME SALES REVENUE
     TOTAL
        Dollars                      $1,112,439    $  742,576    $  515,428
        Homes closed                      4,574         3,270         2,227
        Average sales price          $    243.2    $    227.1    $    231.4

     TEXAS
        Dollars                      $  387,264    $  259,725    $  214,472
        Homes closed                      2,090         1,518         1,239
        Average sales price          $    185.3    $    171.1    $    173.1

     ARIZONA
        Dollars                      $  445,275    $  325,918    $  175,674
        Homes closed                      1,735         1,343           623
        Average sales price          $    256.6    $    242.7    $    282.0

     CALIFORNIA
        Dollars                      $  245,640    $  156,933    $  125,282
        Homes closed                        594           409           365
        Average sales price          $    413.5    $    383.7    $    343.2

     NEVADA
        Dollars                      $   34,260            --            --
        Homes closed                        155            --            --
        Average sales price          $    221.0            --            --

     SALES CONTRACTS
     TOTAL
        Dollars                      $1,161,899    $  700,104    $  604,444
        Homes ordered                     4,504         3,016         2,480
        Average sales price          $    258.0    $    232.1    $    243.7

     TEXAS
        Dollars                      $  417,158    $  255,811    $  240,054
        Homes ordered                     2,134         1,516         1,368
        Average sales price          $    195.5    $    168.7    $    175.5

     ARIZONA
        Dollars                      $  383,445    $  309,170    $  196,567
        Homes ordered                     1,425         1,165           643
        Average sales price          $    269.1    $    265.4    $    305.7

     CALIFORNIA
        Dollars                      $  329,252    $  135,123    $  167,823
        Homes ordered                       794           335           469
        Average sales price          $    414.7    $    403.4    $    357.8

     NEVADA
        Dollars                      $   32,044            --            --
        Homes ordered                       151            --            --
        Average sales price          $    212.2            --            --

                                            YEARS ENDED DECEMBER 31,
                                     --------------------------------------
                                        2002          2001          2000
                                     ----------    ----------    ----------
     NET SALES BACKLOG
     TOTAL
        Dollars                      $  537,764    $  374,951    $  309,901
        Homes in backlog                  2,070         1,602         1,246
        Average sales price          $    259.8    $    234.1    $    248.7

     TEXAS
        Dollars                      $  218,899    $  115,651    $  119,564
        Homes in backlog                  1,085           693           695
        Average sales price          $    201.8    $    166.9    $    172.0

     ARIZONA
        Dollars                      $  144,155    $  205,985    $  115,211
        Homes in backlog                    466           776           344
        Average sales price          $    309.3    $    265.4    $    334.9

     CALIFORNIA
        Dollars                      $  136,927    $   53,315    $   75,126
        Homes in backlog                    333           133           207
        Average sales price          $    411.2    $    400.9    $    362.9

     NEVADA
        Dollars                      $   37,783            --            --
        Homes in backlog                    186            --            --
        Average sales price          $    203.1            --            --

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     HOME SALES REVENUE. The increases in total home sales revenue in 2002 compared to 2001 resulted mainly from a 40% increase in the number of homes closed and an increase in our average sales price from $227,100 in 2001 to $243,200 in 2002. The number of closings increased as a result of continued growth in our mid-priced communities in Arizona and growth from the acquisitions of Hammonds and Perma-Bilt. The number of homes closed in Texas during 2002 included 442 Hammonds closings. The increases were offset to some degree by decreases in closings in our Austin division due to an overall weaker economy in that market and in Monterey Phoenix because of a slowing in demand for our luxury priced homes.

     SALES CONTRACTS. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Contributing to the increase in sales contracts for the year 2002 from the previous year were the addition of the Hammonds and Perma-Bilt operations along with strong markets in 2002. The number of new orders in Texas during 2002 includes 466 orders from our Hammonds operations. As a whole, we benefited from positive demographic factors, historically high home ownership rates, relatively low mortgage interest rates and generally low unemployment figures. We saw declines in new orders in our Monterey Phoenix and Austin divisions in 2002, which we believe is due to a slowing in demand for luxury homes in Phoenix and a weaker local economy in Austin. Historically, we have experienced a cancellation rate of approximately 25% of gross sales, which we believe is consistent with industry norms.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. Total dollar backlog at December 31, 2002 increased 43% over the 2001 amount due to a 29% increase in the number of homes in backlog and an 11% increase in the average sales prices of those homes. The increase in the number of homes resulted mainly from our acquisitions, which contributed 558 homes with a sales value of approximately $117.3 million to our December 31, 2002 backlog. Backlog in our Monterey Phoenix and Austin divisions decreased in 2002 due to a slowing in demand for luxury homes in Phoenix and a weaker local economy in Austin.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     HOME SALES REVENUE. The increases in total home sales revenue and the number of homes closed in 2001 compared to 2000 resulted mainly from the strong market activity at the time the orders for these closings were taken in some of our divisions, continued growth in our mid-priced communities in Arizona and the May 2001 addition of Hancock to our Phoenix operations. These increases were somewhat offset by decreases in closings in our Monterey Phoenix and Austin divisions in 2001, due to weaker demand in the luxury price segment and a weaker local economy, respectively. Hancock contributed 673 closings with a sales value of approximately $122.5 million to our 2001 results. The decreases in average home sales prices in Arizona for the year 2001 reflect a change in our product mix, as we are now selling more first-time and first and second time move-up homes than in 2000, due in large part to the Hancock acquisition.

     SALES CONTRACTS. As a whole, we benefited from low mortgage interest rates, generally low employment figures and improved home affordability in 2001. Contributing to the increase in sales contracts for the year 2001 from the previous year were 484 new contracts from the Hancock acquisition along with strong markets early in the year. As a whole, we benefited from low mortgage interest rates, generally low unemployment figures and improved home affordability early in 2001. We saw declines in new orders in our Monterey Phoenix, Northern California and Austin divisions in 2001, and believe this is due to a slowing in demand for luxury homes and weaker local economies in the Northern California and Austin markets.

     NET SALES BACKLOG. Total dollar backlog at December 31, 2001 increased 21% over the 2000 amount due to a 29% increase in the number of homes in backlog from increased home sales over last year and increased sales prices in some of our markets. The increase in the number of homes resulted mainly from our Hancock acquisition, which contributed 421 homes with a sales value of approximately $84.9 million to our December 31, 2001, backlog. Backlog in our Monterey Phoenix, Northern California and Austin divisions decreased in 2001 due to a slowing in demand for higher-priced homes and weaker local economies in the Northern California and Austin markets.

OTHER OPERATING INFORMATION

                                                          YEARS ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      2002          2001          2000
                                                   ----------    ----------    ----------
     HOME SALES GROSS PROFIT                                   ($ IN THOUSANDS)
     Dollars                                       $  214,096    $  157,136    $  104,225
     Percent of home sales revenue                       19.3%         21.2%         20.2%

     COMMISSIONS AND OTHER SALES COSTS
     Dollars                                       $   65,291    $   41,085    $   28,680
     Percent of home sales revenue                        5.9%          5.5%          5.6%

     GENERAL AND ADMINISTRATIVE EXPENSES
     Dollars                                       $   41,496    $   35,723    $   21,215
     Percent of total revenue                             3.7%          4.8%          4.1%

     INCOME TAXES
     Dollars                                       $   43,607    $   32,444    $   21,000
     Percent of earnings before income
       taxes and extraordinary items                     38.4%         38.9%         37.0%

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     HOME SALES GROSS PROFIT. Home sales gross profit represents home sales revenue less cost of home sales. Cost of home sales include developed lot costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The dollar increase in gross profit for the year ended December 31, 2002, is attributable to the 40% increase in home sales revenue for reasons previously described in that section of management's discussion and analysis of financial condition and results of operations. The gross profit margin on home sales decreased to 19.3% in 2002, primarily due to the effect of writing up certain assets acquired in conjunction with purchase accounting for the Hammonds and Perma-Bilt acquisitions. This effectively increased cost of sales by $5.5 million in the current year, due to the lower gross profit margins generally achieved by Hammonds in comparison to the Company as a whole and to increased competitive pressures in some of our markets.

     LAND SALES. The sale of land is not a significant component of our business plan, and takes place infrequently. During 2002, we sold three parcels of land in Arizona at a price of $7.4 million, resulting in a gross profit of $800,000. During 2001, land sales of $1.6 million provided gross profit of $124,000 and resulted from the sales of lots in Texas and Arizona.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $65.3 million, or 5.9% of home sales revenue in 2002, as compared to approximately $41.1 million, or 5.5% of home sales revenue in 2001. The increase in these expenses as a percentage of home sales revenue reflects marketing costs in some of our communities that were not yet closing homes in 2002.

     OTHER INCOME. Other income consists primarily of mortgage company income, forfeiture of customer deposits, management fees and rebates made under volume-based purchasing programs. The increase in other income from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to increased volume in all of our divisions, resulting in additional income, fees and forfeitures of approximately $2.5 million.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $41.5 million, or 3.7% of total revenue in 2002, as compared to approximately $35.7 million, or 4.8% of total revenue in 2001. The lower expense as a percentage of total revenue in 2002 in comparison to 2001 resulted partly from the June 2002 end to the California earn-out payment per the terms of the purchase contract when we acquired the division. The earn-out was based on 20% of the pre-tax earnings of the Northern California region after reduction for a capital charge. Company-wide, we were also able to benefit from expanding revenue while holding down increases in overhead costs.

     INCOME TAXES. The increase in income taxes to $43.6 million for the year ended December 31, 2002, from $32.4 million in the prior year resulted from an increase in pre-tax income. The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by approximately $5.2 million for the year ended December 31, 2002, which resulted in a more favorable tax rate. The tax benefit was credited to additional paid-in capital.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     HOME SALES GROSS PROFIT. The dollar increase in gross profit for the year ended December 31, 2001, was attributable to the 44% increase in home sales revenue for reasons previously described in that section of management's discussion and analysis of financial condition and results of operations. Home sales gross margins expanded to 21.2% due in part to the strong housing demand in late 2000 and early 2001, which is the period when many of the purchase contracts for homes closed in 2001 were entered into with our customers. We were also able to benefit from a reasonably favorable market for home construction materials, which resulted in lower construction cost increases than had incurred in prior years.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs were approximately $41.1 million, or 5.5% of home sales revenue in 2001, as compared to approximately $28.7 million, or 5.6% of home sales revenue in 2000. The slight decrease in these expenses as a percentage of home sales revenue reflected greater efficiencies in controlling costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $35.7 million, or 4.8% of total revenue in 2001, as compared to approximately $21.2 million, or 4.1% of total revenue in 2000. The higher expense as a percentage of total revenue in 2001 in comparison to 2000 resulted from an increase in insurance costs and the increased overhead related to our Hancock acquisition. In addition, the increase in the number of closings in our Northern California region in 2001 resulted in a greater earn-out payment per the terms of the purchase contract. The earn-out was calculated based on 20% of the pre-tax earnings of the Northern California region after reduction for a capital charge.

     INCOME TAXES. The increase in income taxes to $32.4 million for the year ended December 31, 2001, from $21.0 million in the prior year resulted from an increase in pre-tax income. The tax benefit associated with the exercise of employee stock options reduced taxes payable by approximately $2.5 million for the year ended December 31, 2001, which resulted in a more favorable tax rate. The tax benefit was credited to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of capital for the year ended December 31, 2002 were operating expenses, land purchases, lot development, home construction, the repurchase of common stock, and the acquisition of Hammonds and Perma-Bilt. We used a combination of borrowings and funds generated by operations to meet our short-term working capital requirements and in June 2002 we completed an equity offering, resulting in net proceeds of approximately $80 million, in order to meet long-term capital requirements.

     Cash flows for each of our communities depends on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are capitalized, income reported for financial statement purposes during those early stages may significantly exceed cash flow. Later cash flows may significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs.

     In December 2002 we entered into a credit agreement which provides for a $250 million senior unsecured revolving credit facility with a $40 million letter of credit sublimit. Guaranty Bank is the administrative agent for the facility, which matures on December 12, 2005, subject to extension provisions. The new senior unsecured credit facility replaced our two secured credit facilities totaling $190 million, of which approximately $123 million was outstanding when they were repaid on December 12, 2002. These credit agreements were repaid with the initial loan proceeds of the unsecured facility.

     At December 31, 2002, $107.6 million of borrowings were outstanding under our senior unsecured revolving credit facility with unborrowed availability under the bank credit facility of approximately $86.0 million.

     This credit facility contains certain financial and other covenants, including:

     *    requiring the maintenance of tangible net worth;
     *    requiring the maintenance of a minimum interest coverage ratio;
     *    establishing a maximum permitted total leverage ratio;
     * imposing limitations on the incurrence of additional indebtedness and liens;
     * imposing restrictions on investments, dividends and certain other payments;
     * imposing restrictions on sale and leaseback transactions and the incurrence of off-balance sheet liabilities; and
     * imposing limitations on the maximum net book value of specified land holdings as a percentage of consolidated tangible net worth.

     As of and for the year ended December 31, 2002, we were in compliance with these covenants.

     In May 2001, we issued $165 million in principal amount of 9.75% senior notes due June 1, 2011. Approximately $66 million of this offering was used to complete the acquisition of Hancock, approximately $78 million was used to pay down existing bank debt, approximately $5.1 million was used to pay costs related to the senior notes offering and approximately $15.9 million was used to repay previously existing senior notes. This early repayment of debt resulted in prepayment fees of approximately $731,000, which, net of the related income tax benefit, resulted in an extraordinary loss of approximately $445,000 in the second quarter of 2001.

     In September 2001, we purchased and retired $10 million in principal amount of our outstanding 9.75% senior notes. The purchases were made at 93.25% of par at a gain of approximately $348,000, which net of related income tax effect of $136,000, resulted in an extraordinary gain of $212,000.

     In February 2003, we completed an add-on offering of $50 million in aggregate principal amount of our 9.75% senior notes due June 1, 2001, the proceeds of which were used to pay down our senior unsecured credit facility. The notes were issued at a price of 103.25% of their face amount to yield 9.054%, and together with the May 2001 offering, constitute a single series of notes.

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

     As of and for the year ended December 31, 2002, we were in compliance with these covenants.

     We believe that our current borrowing capacity, cash on hand at December 31, 2002, and anticipated net cash flows are and will be sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future cash flows will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

     In May 1999, we announced a stock repurchase program in which our Board of Directors approved the buyback of up to $6 million of our outstanding common stock, and in July 2001 this amount was increased to $20 million. In August 2002, we announced a second stock repurchase program in which the board of directors approved the buyback of up to $32 million of our outstanding stock. In 2002, we repurchased 500,000 shares of our common stock at an average price of $34.30 per share. Under both programs, we had repurchased 2,137,926 shares for an aggregate price of approximately $28.4 million as of December 31, 2002.

CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                                       PAYMENTS DUE BY PERIOD
                                      ---------------------------------------------------------
                                                 LESS THAN
                                       TOTAL      1 YEAR    1-3 YEARS  4-5 YEARS  AFTER 5 YEARS
                                      --------   --------   ---------  ---------  -------------
Senior notes                          $155,000         --         --         --      $155,000
Revolving construction facilities      107,565   $107,565         --         --            --
Other borrowing obligations              2,362      1,808   $    554         --            --
Operating lease obligations              7,127      3,645      3,463   $     19            --
Recourse option obligations             30,915     22,214      8,701         --            --
                                      --------   --------   --------   --------      --------
                     Total            $302,969   $135,232   $ 12,718   $     19      $155,000
                                      ========   ========   ========   ========      ========

     We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2002 or 2001.

     As a part of our model home construction activities, we enter into lease transactions with third parties. The total cost, including land, and construction costs of model homes leased by us under these lease agreements is $38.6 million, all of which is excluded from our balance sheet as of December 31, 2002. Our rent obligations under these leases are included in the table above within operating lease obligations. See Notes 2 and 11 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.

LETTER OF CREDIT AND BOND OBLIGATIONS

     We obtain letters of credit, mainly in lieu of cash deposits to support our option agreements, and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with pending development activities. In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond. At December 31, 2002, we had approximately $16.2 million in outstanding letters of credit and $72.9 million in performance bonds for such purposes. We do not believe it is probable that any of these letters of credit or bonds will be drawn upon.

CONSOLIDATED CASH FLOW

     Our cash and cash equivalents at December 31, 2002 increased by $3.2 million from the balance at the end of the prior year. This increase reflects a net usage of cash in operating activities of $5.8 million and investing activities of $142.8 million, offset by increases resulting from financing activities of $151.9 million. Our main uses of cash for investing activities were for our acquisitions of Hammonds and Perma-Bilt which totaled $129.6 million, while our main sources of cash from financing activities were net borrowings under our credit facilities of $86.3 million and the proceeds from our common stock offering in June 2002 of $79.7 million, which was offset by $17.2 million of cash used for repurchases of our common stock.

     We used cash in operations of $5.8 million in 2002, compared with $17.1 million in 2001. Net cash provided by operating activities in 2000 was $6.3 million. The decrease in cash used in operations in 2002 resulted mainly from the $19.3 million increase in net earnings. The change in cash used of $17.1 million in 2001 over $6.3 million provided in 2000 resulted from increases in our real estate, option deposits and homebuilding assets in conjunction with our increased homebuilding operations.

     We used cash in investing activities of $142.8 million in 2002, compared with $75.7 million and $8.2 million in 2001 and 2000, respectively. The increase in cash used in 2002 over 2001 was primarily due to our acquisition of Hammonds and Perma-Bilt, which used cash of approximately $129.6 million. The increase in cash used in 2001 over 2000 was primarily due to our acquisition of Hancock, which used cash of approximately $66 million.

     Financing activities generated cash of $151.9 million in 2002 and $91.9 million in 2001. In 2000 we used $7.1 million in cash from financing activities. The increase in cash provided by financing activities in 2002 resulted mainly from the proceeds from the sale of our common stock in a public offering, offset by increased purchases of treasury shares. The increase in cash generated in 2001 over 2000 mainly was due to the issuance of our 9.75% senior notes. In 2000, we did not engage in any significant capital raising activities other than the borrowing and repayment of our credit facilities and we used $9.1 million to acquire treasury shares.

SEASONALITY

     We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and semi-custom luxury products. We expect this seasonal trend to continue, although it may vary as our operations continue to expand.

NEW ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are applicable immediately to variable interest entities created after January 31, 2003. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not expect the requirements of FIN 46 to have a material impact on our consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. We do not intend to change to the fair value method of accounting. The required disclosures are included in the stock-based compensation section of Note 1 to the consolidated financial statements appearing in this document.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes that are related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We do no expect the requirements of FIN 45 to have a material impact on our consolidated financial statements. For disclosures required by FIN 45, See Note 11, "Commitments and Contingencies" to the consolidated financial statements appearing in this document.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," that supersedes APB Opinion No. 17. Under SFAS 142, goodwill and intangible assts deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment, under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on January 1, 2002, and our unamortized balance of goodwill as of that date was approximately $30.4 million. Beginning in 2002, we ceased our amortization of goodwill. Goodwill amoritzation for 2001 and 2000 was approximately $1.4 million and $1.1 million, respectively. During 2002, under guidelines contained in the statement, management performed an analysis concerning potential impairment of the goodwill carried and determined that no impairment existed. A subsequent assessment is being performed in the first quarter of 2003, and to date, no impairment has been found to exist. See Note 1 and Note 4 to the consolidated financial statements appearing in this document for further discussion of SFAS 142.

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

     HOMEBUILDING INDUSTRY FACTORS. The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions, such as employment levels, availability of financing, interest rates, and consumer confidence. These factors can negatively affect the demand for and pricing of our homes. We are also subject to various risks, many of which are outside our control, including delays in construction schedules, cost overruns, changes in governmental regulations (such as no- or slow-growth initiatives), increases in real estate taxes and other local government fees, and raw materials and labor costs.

     We are also subject to the potential for significant variability and fluctuations in the cost and availability of real estate. Write-downs of our land inventories could occur if market conditions deteriorate and these write-downs could be material in amount. Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we are beginning to purchase larger parcels, in some cases with a joint venture partner. Write-downs may also occur if we purchase land at higher prices during stronger economic periods and the value of that land subsequently declines during slower economic periods.

     HOME WARRANTY FACTORS. Construction defect and home warranty claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, we cannot assure you that these insurance rights and indemnities will be adequate to cover all construction defect and warranty claims for which we may be held liable. For example, we may be responsible for applicable self-insured retentions, which have increased recently, and certain claims may not be covered by insurance or may exceed applicable coverage limits.

     INCREASED INSURANCE COSTS. Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We believe that we have maintained adequate insurance coverage to insure against these types of claims. We believe it is possible that in the future insurance carriers may exclude claims from future policies arising from the presence of mold or such coverage may become prohibitively expensive. If we are unable to obtain adequate insurance coverage, a material adverse effect on our business, financial condition and results of operations could result if we are exposed to claims arising from the presence of mold in the homes that we sell.

     Partially as a result of the September 11, 2001 terrorist attacks, the cost of insurance has risen, deductibles or retentions have increased and the availability of insurance has diminished. Significant increase in our cost of insurance coverage or retentions could have a material adverse effect on our business, financial condition and results of operations.

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

     INTEREST RATES AND MORTGAGE FINANCING. In general, housing demand is adversely affected by increases in interest rates and housing costs and the unavailability of mortgage financing. Most of our buyers finance their home purchases through third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be significant. Interest rates are currently at historically low levels and, while it is impossible to predict future increases or decreases in market interest rates, we do not expect current rates to remain indefinitely at their current levels. In addition, homebuilding activities depend upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often need to sell their residences before they purchase our homes. Any reduction of financing availability could adversely affect home sales.

     COMPETITION. The homebuilding industry is highly competitive. We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales and, to a lesser extent, condominiums and available rental housing. If we are unable to successfully compete, our financial results and growth could suffer. Some of our competitors have significantly greater financial resources or lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Competition is expected to continue and become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future.

     LACK OF GEOGRAPHIC DIVERSIFICATION. We have operations in Texas, Arizona, Northern California and Nevada. Our lack of geographic diversification could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

     ADDITIONAL FINANCING; LIMITATIONS. The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2002, our debt totaled approximately $264.9 million. We may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

     We expect to obtain the money to pay our expenses and to pay the principal and interest on our indebtedness from cash flow from operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

     OPERATING AND FINANCIAL LIMITATIONS. The indenture for our senior notes and the agreement for our senior unsecured credit facility impose significant operating and financial restrictions on us. These restrictions will limit our ability, among other things, to:

     *    incur additional indebtedness;
     *    pay dividends or make other distributions;
     *    repurchase our stock;
     *    make investments;
     *    sell assets;
     * enter into agreements restricting our subsidiaries' ability to pay dividends;
     *    enter into transactions with affiliates; and
     *    consolidate, merge or sell all or substantially all of our assets.

     In addition, the indenture for our senior notes requires us to maintain a minimum consolidated tangible net worth and our senior unsecured credit facility requires us to maintain other specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

     GOVERNMENT REGULATIONS; ENVIRONMENTAL CONDITIONS. Regulatory requirements could cause us to incur significant liabilities and costs and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating certain developmental matters, as well as building and site design. We are subject to various fees and charges of governmental authorities designed to defray the cost of providing certain governmental services and improvements. We may be subject to additional costs and delays or may be precluded entirely from building projects because of "no-growth" or "slow-growth" initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, welfare, or environmental concerns. We must also obtain licenses, permits and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond our control.

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

     RECENT ACQUISITIONS. During 2002 we acquired Hammonds and Perma-Bilt and we cannot assure you that:

     * the Hammonds and Perma-Bilt businesses will be successfully integrated with our existing business;
     * the market and financial synergies we anticipate will be achieved in our expected time frame, or at all;
     * the acquisitions will be accretive to earnings due to unexpected expenses, contingencies or liabilities, or due to the financial performance of the Hammonds and Perma-Bilt businesses;
     * the combined companies will not lose key employees, management, suppliers or subcontractors; and
     * we can successfully manage new housing lines that were previously managed by Hammonds and Perma-Bilt or new lines planned for the future.

     FUTURE EXPANSION. We may continue to consider growth or expansion of our operations in our current markets or in other areas of the country. Our expansion into new or existing markets could have a material adverse effect on our cash flows or profitability. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company's operations, the incurrence of unanticipated liabilities or expenses, the diversion of management's attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

     DEPENDENCE ON KEY PERSONNEL. Our success largely depends on the continuing services of certain key employees, including Steve Hilton and John Landon, and our continued favorable development depends on our ability to attract and retain qualified personnel. The loss of the services of key employees could harm our business.

     DEPENDENCE ON SUBCONTRACTORS. We conduct our construction operations only as a general contractor. Virtually all architectural and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the design and construction of our homes. We cannot assure you that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources could have a material adverse affect on our business.

     INFLATION. We, like other homebuilders, may be adversely affected during periods of high inflation, mainly because of higher land and construction costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation also increases our cost of financing, materials and labor and could cause our financial results or growth to decline. We attempt to pass cost increases on to our customers through higher sales prices. To date, inflation has not had a material adverse effect on our results of operations, although it could impact our future operating results.

     NATURAL DISASTERS. We have significant homebuilding operations in Texas and Northern California. Some of our markets in Texas occasionally experience severe weather conditions such as tornadoes or hurricanes. Northern California has experienced a significant number of earthquakes, flooding, landslides and other natural disasters in recent years. We do not insure against some of these risks. These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in losses that exceed our insurance coverage. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials. Any of these events could cause a decrease in our revenue, cash flows and earnings.

     RECENT LAWS, REGULATIONS AND ACCOUNTING PRONOUNCEMENTS. In the past several months, a number of new laws, governmental and stock exchange regulations, as well as accounting policies, principles or practices, have been adopted or proposed, many of which could, depending on their ultimate outcome or interpretations, affect our corporate governance or accounting methods. As an example, the accounting profession recently adopted new standards for whether certain transactions should be accounted for as on- or off-balance sheet transactions. We have the right to acquire a substantial amount of lot inventory through rolling options with third parties and, to a lesser extent, joint ventures. At the present time, we do not believe that these pronouncements, and other current proposals, will materially affect us; however, we cannot assure you that the ultimate interpretation or implementation of new and proposed laws and other pronouncements will not produce such an effect.

     ACTS OF WAR. Acts of war or any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflict with Iraq, may cause disruption to the economy, our company, our employees and our customers, which could impact our revenue, costs and expenses and financial condition.

          SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     In passing the Private Securities Litigation Reform Act of 1995 (PSLRA), Congress encouraged public companies to make "forward-looking statements" by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the PSLRA.

     The words "believe," "expect," "anticipate," "forecast," "plan," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, and Section 21E of the Exchange Act. Forward-looking statements in this Form 10-K include statements concerning the demand for and the pricing of our homes, our ability to deliver existing backlog, the expected outcome of legal proceedings against us, the sufficiency of our capital resources, the impact of new accounting standards, the future realizability of deferred tax assets, the expectation of continued positive operating results in 2003 and beyond, the expected benefits of the Hammonds and Perma-Bilt acquisitions, including future home closings and Hammonds and Perma-Bilt's future contribution to our revenue and earnings, and our ability to continue positive operating results in light of current economic and political conditions. Such statements are subject to significant risks and uncertainties.

     Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in this report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results and Financial Condition."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of our senior unsecured notes offering, $155.0 million of our outstanding borrowings is based on a fixed interest rate. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact in the fixed rate debt until we would be required to refinance such debt.

     We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility. The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates, both upwards and downwards. As of December 31, 2002, we had approximately $107.6 million drawn under our revolving credit facility that is subject to changes in interest rates. An increase or decrease of 1% in interest rates would change our annual debt service payments by approximately $1.0 million per year.

     We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

     Our operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income and will also increase our borrowing costs because our revolving credit facility will fluctuate with the prime and Eurodollar lending rates, both upwards and downwards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, together with related notes and the report of KPMG LLP, independent auditors, are on the following pages. Other required financial information is more fully described in
Item 16.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Meritage Corporation:

     We have audited the accompanying consolidated balance sheets of Meritage Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meritage Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 of the consolidated financial statements, the Company changed their method of accounting for goodwill and other intangible assets in 2002.

                                        /s/ KPMG LLP

Phoenix, Arizona
February 6, 2003

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2002         2001
                                                         ---------    ---------
                                                              (IN THOUSANDS,
                                                            EXCEPT SHARE DATA)
ASSETS
  Cash and cash equivalents                              $   6,600    $   3,383
  Real estate                                              484,970      330,238
  Deposits on real estate under option or contract          77,516       45,252
  Receivables                                                8,894        5,508
  Deferred tax asset, net                                    2,701        2,612
  Goodwill                                                  73,785       30,369
  Property and equipment, net                               14,007        9,667
  Prepaid expenses and other assets                         23,315        9,686
                                                         ---------    ---------

          Total assets                                   $ 691,788    $ 436,715
                                                         =========    =========
LIABILITIES
  Accounts payable                                       $  52,133    $  36,168
  Accrued liabilities                                       41,329       32,861
  Home sale deposits                                        16,091       13,538
  Notes payable                                            264,927      177,561
                                                         ---------    ---------

          Total liabilities                                374,480      260,128
                                                         ---------    ---------
STOCKHOLDERS' EQUITY
  Common stock, par value $0.01. Authorized
    50,000,000 shares; issued and outstanding
    15,227,460 and 12,613,938 shares at
    December 31, 2002 and 2001, respectively                   152          126
  Additional paid-in capital                               197,320      109,412
  Retained earnings                                        148,209       78,272
  Treasury stock at cost, 2,137,926 and
    1,637,926 shares at December 31, 2002
    and 2001, respectively                                 (28,373)     (11,223)
                                                         ---------    ---------

           Total stockholders' equity                      317,308      176,587
                                                         ---------    ---------

     Total liabilities and stockholders' equity          $ 691,788    $ 436,715
                                                         =========    =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                     YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                2002           2001           2000
                                                            -----------    -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Home sales revenue                                          $ 1,112,439    $   742,576    $   515,428
Land sales revenue                                                7,378          1,598          5,039
                                                            -----------    -----------    -----------
                                                              1,119,817        744,174        520,467
                                                            -----------    -----------    -----------

Cost of home sales                                             (898,343)      (585,440)      (411,203)
Cost of land sales                                               (6,578)        (1,474)        (4,446)
                                                            -----------    -----------    -----------
                                                               (904,921)      (586,914)      (415,649)
                                                            -----------    -----------    -----------

Home sales gross profit                                         214,096        157,136        104,225
Land sales gross profit                                             800            124            593
                                                            -----------    -----------    -----------
                                                                214,896        157,260        104,818

Commissions and other sales costs                               (65,291)       (41,085)       (28,680)
General and administrative expenses                             (41,496)       (35,723)       (21,215)
Interest expense                                                     --             --             (8)
Other income, net                                                 5,435          2,884          1,847
                                                            -----------    -----------    -----------

Earnings before income taxes and extraordinary items            113,544         83,336         56,762
Income taxes                                                    (43,607)       (32,444)       (21,000)
                                                            -----------    -----------    -----------

Earnings before extraordinary items                              69,937         50,892         35,762
Extraordinary items, net of tax effects                              --           (233)            --
                                                            -----------    -----------    -----------

Net earnings                                                $    69,937    $    50,659    $    35,762
                                                            ===========    ===========    ===========
Earnings per share:

Basic:
  Earnings before extraordinary items                       $      5.64    $      4.80    $      3.46
  Extraordinary items, net of tax effects                            --          (0.02)            --
                                                            -----------    -----------    -----------
        Net earnings per share                              $      5.64    $      4.78    $      3.46
                                                            ===========    ===========    ===========

Diluted:
  Earnings before extraordinary items                       $      5.31    $      4.32    $      3.13
  Extraordinary items, net of tax effects                            --          (0.02)            --
                                                            -----------    -----------    -----------
        Net earnings per share                              $      5.31    $      4.30    $      3.13
                                                            ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                                     (IN THOUSANDS)
                                         ------------------------------------------------------------------------
                                                                              RETAINED
                                                                 ADDITIONAL   EARNINGS
                                         NUMBER OF     COMMON     PAID-IN   (ACCUMULATED   TREASURY
                                          SHARES       STOCK      CAPITAL     DEFICIT)       STOCK        TOTAL
                                         ---------   ---------    --------    ---------    ---------    ---------
Balance at December 31, 1999                10,950   $     110   $ 100,352    $  (8,149)   $  (1,902)   $  90,411

Net earnings                                    --          --          --       35,762           --       35,762
Tax benefit from stock option
  exercises                                     --          --       1,917           --           --        1,917
Exercise of stock options                      718           6       2,044           --           --        2,050
Contingent shares issued                       178           2          (2)          --           --           --
Stock option and contingent stock
  compensation expenses                         --          --          73           --           --           73
Purchase of treasury stock                      --          --          --           --       (9,114)      (9,114)
                                         ---------   ---------    --------    ---------    ---------    ---------

Balance at December 31, 2000                11,846         118     104,384       27,613      (11,016)     121,099
Net earnings                                    --          --          --       50,659           --       50,659
Tax benefit from stock option
  exercises                                     --          --       2,486           --           --        2,486
Exercise of stock options                      768           8       2,542           --           --        2,550
Purchase of treasury stock                      --          --          --           --         (207)        (207)
                                         ---------   ---------   ---------    ---------    ---------    ---------

Balance at December 31, 2001                12,614         126     109,412       78,272      (11,223)     176,587

Net earnings                                    --          --          --       69,937           --       69,937
Tax benefit from stock option
  exercises                                     --          --       5,222           --           --        5,222
Exercise of stock options                      601           6       3,006           --           --        3,012
Purchase of treasury stock                      --          --          --           --      (17,150)     (17,150)
Issuance of common stock upon
  public offering                            2,012          20      79,680           --           --       79,700
                                         ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2002                15,227   $     152   $ 197,320    $ 148,209    $ (28,373)   $ 317,308
                                         =========   =========   =========    =========    =========    =========

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          2002         2001         2000
                                                                        ---------    ---------    ---------
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                          $  69,937    $  50,659    $  35,762
  Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                         6,780        5,741        3,407
      (Increase) decrease in deferred tax asset before
        extraordinary items                                                   (89)      (2,069)         156
      Stock option and contingent stock compensation expenses                  --           --           73
      Tax benefit from stock option exercises                               5,222        2,486        1,917
  Changes in assets and  liabilities,  net of effect of
    acquisitions in 2002 and 2001:
      Increase in real estate                                             (54,896)     (64,386)     (40,295)
      Increase in deposits on real estate under option or contract        (29,088)     (12,102)      (8,551)
      Increase in receivables and prepaid expenses
        and other assets                                                  (13,854)     (10,816)      (1,241)
      Increase in accounts payable and accrued liabilities                 10,291       13,232       12,368
      (Decrease) increase in home sale deposits                              (139)         118        2,656
                                                                        ---------    ---------    ---------
      Net cash (used in) provided by operating
        activities                                                         (5,836)     (17,137)       6,252
                                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions                                             (129,582)     (65,759)      (5,158)
  Increase in goodwill                                                     (4,938)      (2,710)          --
  Purchases of property and equipment                                      (8,285)      (7,270)      (3,017)
                                                                        ---------    ---------    ---------
      Net cash used in investing activities                              (142,805)     (75,739)      (8,175)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                              816,153      527,910      447,269
  Repayments of debt                                                     (729,857)    (578,391)    (447,054)
  Proceeds from issuance of senior notes                                       --      165,000           --
  Repayments of senior notes                                                   --      (25,000)          --
  Proceeds from sale of common stock, net                                  79,700           --           --
  Purchase of treasury stock                                              (17,150)        (207)      (9,114)
  Proceeds from exercises of stock options                                  3,012        2,550        1,797
                                                                        ---------    ---------    ---------
      Net cash provided by (used in) financing activities                 151,858       91,862       (7,102)
                                                                        ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                        3,217       (1,014)      (9,025)
Cash and cash equivalents, beginning of period                              3,383        4,397       13,422
                                                                        ---------    ---------    ---------
Cash and cash equivalents, end of period                                $   6,600    $   3,383    $   4,397
                                                                        =========    =========    =========

See Supplemental Disclosure of Cash Flow Information at Note 8.

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS. We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona, California and Nevada. We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base. We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989. In 2002 we acquired Hammonds Homes (Hammonds), a builder of primarily move-up homes in Houston, Austin and Dallas, Texas, and Perma-Bilt Homes (Perma-Bilt), a homebuilder that serves the first-time and move-up markets in the Las Vegas, Nevada area.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation, and certain prior year amounts have been reclassified to be consistent with current financial statement presentation. Financial results include the operations of Hancock Communities (Hancock) from May 31, 2001, Hammonds from July 1, 2002 and Perma-Bilt from October 1, 2002, the effective dates of the acquisitions (see
Note 4).

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES. We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, and revenue and costs, which we consider to be critical accounting policies. The judgments, assumptions and estimates we use are based on historical experience, knowledge of the accounts and other factors which we believe to be reasonable under the circumstances and we evaluate our judgements and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

     The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual projects, the ultimate recoverability (or impairment) of these costs, goodwill impairment, the likelihood of closing lots held under option or contract and the ability to estimate expenses and accruals, including legal and warranty reserves. Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from home sales may be uncertain. Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if we do not ultimately purchase the land. Our inability to accurately estimate expenses or accruals or an impairment of real estate or goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.

     CASH AND CASH EQUIVALENTS. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $5.2 million and $317,000 are included in cash and cash equivalents at December 31, 2002 and 2001, respectively.

     REAL ESTATE. Real estate consists of finished home sites and home sites under development, completed homes and homes under construction, and land held for development. Costs capitalized include direct construction costs for homes, development period interest and certain common costs that benefit the entire community. Common costs are incurred on a community-by-community basis and allocated to residential lots based on the number of lots to be built in the project, which approximates the relative sales value method.

     An impairment loss is recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the cash flows generated by future disposition. In such cases, amounts are carried at the lower of cost or estimated fair value less disposal costs.

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. The deposits are then transferred to real estate at the time the lots are acquired. Deposits are charged to expense if the land acquisition is no longer considered probable.

     COST OF HOME SALES. Cost of home sales includes direct home construction costs, closing costs, land acquisition and development costs, development period interest, and common costs. Direct construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods, as are closing costs. Land acquisition and development costs, interest and common costs are allocated based on the number of homes to be built in each community, which approximates the relative sales value method.

     Estimated future warranty costs are charged to cost of sales in the period when the revenues from the related home closings are recognized. Costs are accrued based upon historical experience and generally range from 0.45% to 0.75% of the home's sales price. (See Note 11.)

     REVENUE RECOGNITION. Revenues from sales of residential real estate and related activities are recognized when closings have occurred, the buyer has made the required minimum down payment and other criteria for sale and profit recognition are satisfied.

     PROPERTY AND EQUIPMENT. Property and equipment consists of approximately $3.3 million of computer and office equipment and approximately $10.7 million of model home furnishings, and is stated at cost less accumulated depreciation. Accumulated depreciation related to these assets amounted to approximately $10.5 million and $7.1 million at December 31, 2002 and 2001, respectively. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repair costs are expensed as incurred.

     DEFERRED COSTS. We incurred costs of approximately $5.2 million related to the 2001 issuance of our 9.75% senior notes, due June 2011 and approximately $1.5 million in bank fees related to the addition of our December 2002 credit facility. We have deferred these costs and are amortizing them using the effective interest method over the life of the debt. At December 31, 2002 and 2001, approximately $5.9 million and $4.9 million, respectively, of deferred costs, net of amortization, were included on our balance sheets within prepaid expenses and other assets.

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

     STOCK SPLIT. On April 2, 2002, our Board of Directors declared a two-for-one split of our common stock in the form of a stock dividend to stockholders of record on April 12, 2002. The additional shares were distributed on April 26, 2002. All share and per share amounts have been restated to reflect the split.

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

     STOCK-BASED COMPENSATION. See discussion of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," under this note, "Impact of Recently Issued Accounting Standards".

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At December 31, 2002, we had one stock-based employee compensation plan, which is described more fully in Note 6. We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123 "Accounting for Stock-Based Compensation." Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. As we do not issue options with exercise prices below the market value on the date of the grant, we do not recognize compensation expense for our stock-based plan. Had compensation cost for these plans been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts.

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                        (IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNTS)
                                                 2002        2001        2000
                                               --------    --------    --------
Net earnings                    As reported    $ 69,937    $ 50,659    $ 35,762
                                Deduct*          (2,237)     (1,464)       (298)
                                               --------    --------    --------
                                Pro forma      $ 67,700    $ 49,195    $ 35,464
                                               ========    ========    ========

Basic earnings per share        As reported    $   5.64    $   4.78    $   3.46
                                Pro forma      $   5.46    $   4.64    $   3.43

Diluted earnings per share      As reported    $   5.31    $   4.30    $   3.13
                                Pro forma      $   5.14    $   4.18    $   3.10

*Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects. See Note 6 for assumptions used to determine fair value.

     To date, we have only granted options to employees and non-employee directors.

     GOODWILL. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount of the net assets of an identified reporting unit exceeds the fair value of that reporting unit, goodwill is considered to be impaired. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we base our estimates of fair value on an analysis of selected business acquisitions in the homebuilding industry provided to us by an independent third party. Such evaluations for impairment are significantly impacted by the amount a buyer is willing to pay in the current market for a like business. If the goodwill is considered to be imapired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the net assets identified in our reporting units. See "Impact of Recently Issued Accounting Standards" for further information on goodwill.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. We determine fair value of financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments."

     The estimated fair value of our 9.75% senior notes at December 31, 2002 and 2001 was $162.0 million and $160.4 million, respectively, based on independent dealer quotes. The recorded amount of our senior notes at December 31, 2002 and 2001 was $155.0 million.

     Our revolving credit facility and acquisition and development loans carry interest rates that are variable and/or comparable to current market rates based on the nature of the obligations, their terms and remaining maturity, and therefore, the cost basis approximates fair value.

     Due to the short term nature of other financial assets and liabilities, we consider the carrying amounts of our short-term financial instruments to be at fair value.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest
Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are applicable immediately to variable interest entities created after January 31, 2003. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not expect the requirements of FIN 46 to have a material impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. We do not intend to change to the fair value method of accounting. The required disclosures are included in the stock-based compensation section of this note.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes that are related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not expect the requirements of FIN 45 to have a material impact on our consolidated financial statements. For disclosures required by FIN 45 applicable to us, see Note 11, "Commitments and Contingencies."

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," that supersedes APB Opinion No. 17. Under SFAS 142, goodwill and intangible assts deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment, under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on January 1, 2002 and our unamortized balance of goodwill as of that date was approximately $30.4 million. Beginning in 2002, we ceased our amortization of goodwill. Goodwill amoritzation for 2001 and 2000 was approximately $1.4 million and $1.1 million, respectively. If SFAS No. 142 had been in effect in 2001 and 2000, net earnings for the years ended December 31, 2001 and 2000 would have been $51.5 million and $36.4 million, respectively, and diluted earnings per share would have been $4.38 and $3.19, respectively.

     During 2002, under guidelines contained in the statement, management performed an analysis concerning potential impairment of the goodwill carried and determined that no impairment existed. A subsequent assessment is being performed in the first quarter of 2003, and to date, no impairment has been found to exist. See Note 4, "Acquisitions".

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

The components of real estate at December 31 are as follows (in thousands):

                                                           2002           2001
                                                         --------       --------
Homes under contract, in production                      $191,761       $135,005
Finished home sites                                       123,500         81,151
Home sites under development                               66,552         57,291
Homes held for resale                                      55,273         33,278
Model homes                                                19,160         18,289
Land held for development                                  28,724          5,224
                                                         --------       --------
                                                         $484,970       $330,238
                                                         ========       ========

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     We capitalize certain interest costs incurred during development and construction. Capitalized interest is allocated to real estate under development and charged to cost of sales when the related property is closed. Summaries of interest incurred, interest capitalized and interest expensed follow (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          2002           2001
                                                        --------       --------
Interest capitalized, beginning of year                 $  8,746       $  5,426
Interest capitalized                                      19,294         16,623
Amortization to cost of home and land sales              (19,259)       (13,303)
                                                        --------       --------
Interest capitalized, end of year                       $  8,781       $  8,746
                                                        ========       ========

Interest incurred                                       $ 19,294       $ 16,623
Interest capitalized                                     (19,294)       (16,623)
                                                        --------       --------
Interest expensed                                       $     --       $     --
                                                        ========       ========

     The purchase of real estate under option contracts with specific performance is dependent upon the completion of certain requirements by the sellers and us. At December 31, 2002, we had approximately 779 home sites with an aggregate purchase price of approximately $34.8 million under option contracts with specific performance. Real estate under option or contract and related deposits are summarized below (dollars in thousands):

                                                               DEPOSITS ON      LETTERS OF CREDIT
                                                               REAL ESTATE        ON REAL ESTATE
                                               NUMBER OF       UNDER OPTION        UNDER OPTION
                                               HOME SITES      OR CONTRACT          OR CONTRACT
                                               ----------      -----------          -----------
Real estate under option or contract
  with specific performance                         611          $  6,010             $  2,017

Real estate under option or contract
  with non-specific performance                  19,950            71,506               13,118
                                                 ------          --------             --------
                                                 20,561          $ 77,516             $ 15,135
                                                 ======          ========             ========

NOTE 3 - NOTES PAYABLE

Notes payable at December 31 consist of the following:

                                                        2002            2001
                                                      ---------       ---------
                                                            (IN THOUSANDS)

$250 million unsecured revolving credit facility
     maturing December 12, 2005 with extension
     provisions, with interest payable monthly
     approximating prime (4.25% at December 31,
     2002) or LIBOR (approximately 1.383% at
     December 31, 2002) plus 2.0%.                    $ 107,565       $      --

$100 million bank revolving construction line of
     credit. Paid in full during 2002.                       --             617

$90  million bank revolving construction line of
     credit. Paid in full during 2002.                       --          15,590

Acquisition and development seller carry back
     financing, interest payable monthly at rates
     ranging from prime to prime plus 0.25% or at
     a fixed rate of 10% per annum; payable at the
     earlier of funding of construction financing
     or the maturity date of the individual
     projects, secured by first deeds of trust on
     real estate                                          2,362           6,204

Senior unsecured notes, maturing June 1, 2011,
     interest only payments at 9.75% per annum,
     payable semi-annually                              155,000         155,000

Other                                                        --             150
                                                      ---------       ---------

     Total                                            $ 264,927       $ 177,561
                                                      =========       =========

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In May 2001, we issued $165 million in principal amount of 9.75% senior notes due June 1, 2011. Approximately $15.9 million of this amount was used to repay existing senior notes. The early repayment of debt resulted in prepayment fees of approximately $731,000, which, net of the related income tax benefit of approximately $286,000, resulted in an extraordinary loss of $445,000.

     In September 2001, we purchased and retired $10 million in principal amount of our outstanding 9.75% senior notes for 93.25% of par. The purchases resulted in an extraordinary gain of $212,000 (net of approximately $136,000 in income taxes).

     In February 2003 we completed an add-on offering of $50 million in aggregate principal amount of our 9.75% senior notes due June 1, 2001. The notes were issued at a price of 103.25% of their face amount to yield 9.054%, and together with the May 2001 offering, constitute a single series of notes.

     Scheduled maturities of notes payable as of December 31, 2002 follow (in thousands):

           YEARS ENDED
           DECEMBER 31,
           ------------
               2003                                      $  1,808
               2004                                           554
               2005                                       107,565
               2006                                            --
               2007                                            --
               Thereafter                                 155,000
                                                         --------
                                                         $264,927
                                                         ========

     Obligations to pay principal and interest on our bank credit facility and senior unsecured notes are guaranteed by all of our wholly-owned subsidiaries (Guarantor Subsidiaries), other than certain minor subsidiaries (collectively, Non-Guarantor Subsidiaries). Such guarantees are full and unconditional, and joint and several. Separate financial statements of the Guarantor Subsidiaries are not provided because Meritage Corporation (the parent company) has no independent assets or operations and the Non-Guarantor Subsidiaries are, individually and in the aggregate, minor. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

     The bank credit facility and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios and place limitations on the payment of dividends and limit incurrence of indebtedness, asset dispositions and creations of liens, among other items. As of December 31, 2002 and 2001 and for the years then ended we were in compliance with these covenants.

NOTE 4 - ACQUISITIONS

     PERMA-BILT ACQUISITION. Effective October 1, 2002, we purchased the homebuilding assets of Perma-Bilt Homes ("Perma-Bilt Homes" or "Perma-Bilt"), a builder of single-family homes in the Las Vegas, Nevada metropolitan area. The purchase price was approximately $46.6 million in cash including the repayment of existing debt in the amount of $16.7 million. We also assumed accounts payable, accrued liabilities and home sale deposits totaling $5.8 million. In addition, we agreed to an earn-out of 10% of the pre-tax profits of Perma-Bilt, payable in cash over three years. Perma-Bilt Homes builds a wide range of homes with a focus on serving the move-up housing markets in Nevada.

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     HAMMONDS ACQUISITION. On July 1, 2002, we acquired substantially all of the homebuilding and related assets of Hammonds Homes, Ltd., and Crystal City Land & Cattle, Ltd., (collectively, "Hammonds Homes" or "Hammonds"). The purchase price was approximately $83.4 million in cash plus the assumption of accounts payable, accrued liabilities, and home sale deposits totaling $11.0 million and a note payable totaling $1.1 million. Established in 1987, Hammonds Homes builds a wide range of homes in communities throughout the Houston, Dallas/Ft. Worth and Austin, Texas areas with a focus on serving the move-up housing market.

     HANCOCK ACQUISITION. On May 30, 2001, we acquired substantially all of the homebuilding and related assets of HC Builders, Inc. and Hancock Communities, L.L.C. (collectively, "Hancock Communities" or "Hancock") The purchase price was $65.8 million in cash, plus the assumption of accounts payable, accrued liabilities and home sales deposits totaling $9.4 million and a note payable totaling $1.9 million. In addition, we granted the founder of Hancock, an earn-out, payable in cash over three years, equal to 20% of Hancock's pre-tax net income after a 10.5% charge on capital. Hancock serves the first-time and move-up markets throughout the Phoenix area.

     The following unaudited pro forma financial data for the years ended December 31, 2002, 2001 and 2000 has been prepared as if the acquisition of the assets and liabilities of Hancock on May 30, 2001, had occurred on January 1, 2000, and as if the acquisitions of Hammonds on July 1, 2002 and Perma-Bilt on October 1, 2002 had occurred on January 1, 2001. Unaudited pro forma financial data is presented for informational purposes only and is based on historical information. This information may not be indicative of our actual amounts had the transactions occurred on the dates listed above, nor does it purport to represent future periods (in thousands except per share amounts):

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                            ------------------------------------
                                               2002         2001         2000
                                            ----------   ----------   ----------
   Revenue                                  $1,269,703   $1,063,733   $  704,118
   Earnings before extraordinary items          75,568       69,357       43,422
   Net earnings                                 75,568       69,569       42,976
   Diluted EPS before extraordinary items         6.09         5.89         3.80
   Diluted EPS after extraordinary items          5.74         5.91         3.76

     GOODWILL. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The acquisitions of Hammonds, Perma-Bilt and Hancock were recorded using the purchase method of accounting with the results of operations of these entities included in our consolidated financial statements as of the date of the acquisition. The purchase prices were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. Intangible assets equal to the excess purchase price over the fair value of the net assets of $21.3 million, $17.2 million and $11.4 million for Hammonds, Perma-Bilt and Hancock, respectively, were recorded as goodwill, which is presented on the consolidated balance sheet. The Hancock goodwill was being amortized on a straight line basis over a period of twenty years during fiscal 2001.

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The changes in the carrying amount of goodwill related to our reportable segments for the year ended December 31, 2002 are as follows (in thousands):

                                                        TEXAS     ARIZONA   CALIFORNIA    NEVADA     TOTAL
                                                        -----     -------   ----------    ------     -----
     Balance, beginning of year                        $13,457    $15,084    $ 1,828     $    --    $30,369
     Goodwill acquired during the year                  21,250         --         --      17,228     38,478
     Increase in goodwill agreements due to earnout         --      4,571         --         367      4,938
                                                       -------    -------    -------     -------    -------
     Balance, end of year                              $34,707    $19,655    $ 1,828     $17,595    $73,785
                                                       =======    =======    =======     =======    =======

NOTE 5 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the years ended December 31, follows (in thousands, except per share amounts):

                                                               2002       2001        2000
                                                             --------   --------    --------
Earnings before extraordinary items*                         $ 69,937   $ 50,892    $ 35,762
Extraordinary items, net of tax effects                            --       (233)         --
                                                             --------   --------    --------
Net earnings                                                 $ 69,937   $ 50,659    $ 35,762
                                                             ========   ========    ========

Weighted average number of shares outstanding                  12,405     10,610      10,342
                                                             --------   --------    --------
BASIC:
Basic earnings per share before extraordinary items          $   5.64   $   4.80    $   3.46
Extraordinary items                                                --      (0.02)         --
                                                             --------   --------    --------
Basic earnings per share                                     $   5.64   $   4.78    $   3.46
                                                             ========   ========    ========
DILUTED:
Weighted average number of shares outstanding                  12,405     10,610      10,342
Effect of dilutive securities:
   Contingent shares and warrants                                  --         --          38
   Options to acquire common stock                                766      1,166       1,048
                                                             --------   --------    --------
Diluted weighted common shares outstanding                     13,171     11,776      11,428
                                                             ========   ========    ========

Diluted earnings per share before extraordinary items        $   5.31   $   4.32    $   3.13
Extraordinary items                                                --      (0.02)         --
                                                             --------   --------    --------
Diluted earnings per share                                   $   5.31   $   4.30    $   3.13
                                                             ========   ========    ========
Antidilutive stock options not included in the
  calculation of diluted earnings per share                       307         --          76
                                                             ========   ========    ========

* There were no reconciling items between earnings before extraordinary items on a basic or diluted basis.

NOTE 6 - STOCK-BASED COMPENSATION

     Our Board of Directors administers our current stock option plan which has been approved by our stockholders. The plan authorizes grants of incentive stock options and non-qualified stock options to our executives, directors, employees and consultants and provides a means of performance-based compensation in order to attract and retain qualified employees. At December 31, 2002, a total of 1,656,150 shares of Meritage common stock were reserved for issuance upon exercise of stock options granted under this plan. The options vest over periods from two to five years from the date such options were granted, are based on continued employment or service and expire five to ten years after the date of grant.

     We apply APB Opinion No. 25 and related interpretations in accounting for our plan. Under APB No. 25, if the exercise price of our stock options is at least equal to the market price of the underlying stock on the date of the

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

grant, no compensation expense is recognized. Pro forma information regarding net earnings and net earnings per share is required by SFAS No. 148 and is included in Note 1.

     The fair value for these options was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years presented:

                                                  2002      2001      2000
                                                  ----      ----      ----
     Expected dividend yield                         0%        0%        0%
     Risk-free interest rate                      4.57%     4.79%     6.71%
     Expected volatility                            55%       55%       47%
     Expected life (in years)                        7         6         6
     Weighted average fair value of options     $23.48    $16.64    $ 5.67

OTHER OPTIONS

     In connection with our merger and combination with Legacy Homes, Messrs. Hilton and Landon each received 333,334 (adjusted for our 2-for-1 stock split) non-qualified stock options with three year vesting periods. The exercise price of these options was $2.625 (adjusted for our 2-for-1 stock split) per share, which was negotiated at the time of the transactions. All of these options were exercised by December 31, 2002.

SUMMARY OF STOCK OPTION ACTIVITY:

                                                                        YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------------------
                                                     2002                           2001                        2000
                                          ------------------------      ------------------------     ------------------------
                                                          WEIGHTED                      WEIGHTED                     WEIGHTED
                                                          AVERAGE                       AVERAGE                      AVERAGE
                                                          EXERCISE                      EXERCISE                     EXERCISE
                                            OPTIONS        PRICE          OPTIONS        PRICE         OPTIONS        PRICE
                                          -----------    ---------      -----------     --------     -----------     --------
Options outstanding at beginning
of year                                     1,620,726    $   18.12        1,788,000     $   4.37       2,346,452     $   3.83
   Granted                                    320,000        38.76          643,900        15.17         179,600         5.22
   Exercised                                 (600,956)        4.83         (768,294)        3.32        (718,052)        2.50
   Canceled                                   (21,420)       17.25          (42,880)        7.88         (20,000)        6.09
                                          -----------                   -----------                   ----------
Options outstanding at end of year          1,318,350    $   17.98        1,620,726     $   9.06       1,788,000     $   4.37
                                          ===========                   ===========                   ==========

Options exercisable at end of year            285,690                       588,588                    1,175,400

Price range of options exercised                 $2.81 - $14.43               $2.625 - $8.815              $2.185 - $7.125

Price range of options outstanding               $2.81 - $45.80               $2.625 - $20.885             $2.625 - $9.00

Total shares reserved at end of year        1,656,150                     1,657,108                    2,453,142

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2002, WERE:

                                        STOCK OPTIONS OUTSTANDING           STOCK OPTIONS EXERCISABLE
                               -----------------------------------------    -------------------------
                                                 WEIGHTED       WEIGHTED                      WEIGHTED
                                                 AVERAGE        AVERAGE                       AVERAGE
                                 NUMBER         REMAINING       EXERCISE       NUMBER         EXERCISE
RANGE OF EXERCISE PRICES       OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE        PRICE
------------------------       -----------   ----------------     -----     -----------        -----
$ 2.81 - $ 9.00                    445,830      3.2 years        $  6.53      198,910         $  6.34
$ 14.00 - $ 21.00                  555,020      4.4 years          15.29       86,780           15.83
$ 31.00 - $ 45.80                  317,500      6.6 years          38.76           --              --
                               -----------                                  ---------
                                 1,318,350      4.8 years        $ 17.98      285,690         $  9.22
                               ===========                                  =========

NOTE 7 - INCOME TAXES

Total income tax expense (benefit) was allocated as follows (in thousands):

                                               2002         2001         2000
                                             --------     --------     --------
     Income from continuing operations       $ 43,607     $ 32,444     $ 21,000
     Extraordinary items                           --         (149)          --
                                             --------     --------     --------
                                             $ 43,607     $ 32,295     $ 21,000
                                             ========     ========     ========

Components of income tax expense attributable to income from continuing operations are (in thousands):

                                               2002         2001         2000
                                             --------     --------     --------
     Current taxes:
       Federal                               $ 37,839     $ 29,295     $ 18,255
       State                                    5,857        5,218        2,589
                                              -------     --------     --------
                                               43,696       34,513       20,844
                                              -------     --------     --------
     Deferred taxes:
       Federal                                    (75)      (1,742)         140
       State                                      (14)        (327)          16
                                              --------    --------     --------
                                                  (89)      (2,069)         156
                                              --------    --------     --------
       Total                                 $ 43,607     $ 32,444     $ 21,000
                                             ========     ========     ========

     Income taxes differ for the years ended December 31, 2002, 2001 and 2000, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

                                               2002         2001         2000
                                             --------     --------     --------
Expected taxes at current federal
  statutory income tax rate                  $ 39,740     $ 29,355     $ 19,299
State income taxes                              3,815        3,097        1,719
Non-deductible merger/acquisition
  costs and other                                  52           (8)         (18)
                                             --------     --------     --------
     Income tax expense                      $ 43,607     $ 32,444     $ 21,000
                                             ========     ========     ========

     The actual tax provision differs from the expected tax expense computed by applying the applicable United States federal corporate tax rate of 35% and the composite state tax rates, which range from 0.0% to 6.4% to the income before taxes for the years ended December 31, 2002, 2001 and 2000. This is principally due to merger/acquisition costs and other various income and expense items that are not deductible for tax purposes, including certain meal and entertainment deductions.

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Deferred  tax  assets  and   liabilities   have  been   recognized  in  the
consolidated balance sheets due to the following temporary differences at December 31, 2002 and 2001 (in thousands):

                                                            2002         2001
                                                          --------     --------
     Deferred tax assets:
       Warranty reserve                                   $  1,854     $    931
       Real estate and fixed asset basis differences         2,296          450
       Wages payable                                           690        1,719
       Other                                                   761          400
                                                          --------     --------
       Total deferred tax assets                             5,601        3,500

     Deferred tax liabilities:
       Deductible merger/acquisition costs                  (2,900)        (888)
                                                          --------     --------
       Net deferred tax asset                             $  2,701     $  2,612
                                                          ========     ========

     We believe it is more likely than not that future operating results will generate sufficient taxable income to realize the net deferred tax asset.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Additional information related to our Consolidated Statements of Cash Flows follows (in thousands):

     The 2002 acquisitions of Hammonds and Perma-Bilt and the 2001 acquisition of Hancock resulted in the following changes in assets and liabilities:

                                                            2002         2001
                                                         ----------   ----------
     Increase in real estate                             $ (99,836)   $ (54,545)
     Increase in deposits on real estate
       under option or contract                             (3,176)      (8,899)
     Increase in receivables and other assets               (3,514)        (543)
     Increase in goodwill                                  (38,479)     (11,423)
     Increase in property and equipment                     (2,481)      (1,632)
     Increase in accounts payable and accrued
       liabilities                                          14,142        6,890
     Increase in home sale deposits                          2,692        2,503
     Increase in notes payable                               1,070        1,890
                                                         ---------    ---------
     Net cash paid for acquisition                       $(129,582)   $ (65,759)
                                                         ==========   ==========

                                       2002          2001          2000
                                     --------      --------      --------
Cash paid during the year for:
  Interest                           $ 18,613      $ 14,722      $  8,403
  Income taxes                       $ 35,404      $ 31,160      $ 18,786

NOTE 9 - RELATED PARTY TRANSACTIONS

     We have transacted business with related or affiliated companies and with certain officers and directors of the Company. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm's length transactions.

     Since 1997, we have leased office space in Plano, Texas from Home Financial Services, a Texas partnership owned by John Landon, our co-chief executive officer, and his wife. The lease expires in May 2005. Rents paid to the partnership were $225,182, $193,771, and $185,613, in 2002, 2001 and 2000,
respectively, and were recorded as general and administrative expenses on our consolidated statements of earnings.

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     During 2002, we chartered an aircraft from a company in which Steve Hilton, our co-chief executive officer, has an ownership interest. The total amount paid for the charter service in 2002 was approximately $128,000 which was included within general and administrative expenses on our consolidated statements of earnings.

     We paid legal fees of approximately $432,000, $420,000 and $311,000 to law firms of which C. Timothy White, one of our directors, is a partner, in 2002, 2001 and 2000, respectively. These fees were recorded as general and administrative expenses on our consolidated statements of earnings.

     One  of  our  directors,   Ray  Oppel,  has  invested  in  various  limited
partnerships that enter into landbanking transactions with us. Mr. Oppel's limited partnership ownership percentage in these entities ranges from 21.5% to 34.2%. Mr. Oppel also has a 7.5% limited partnership interest in a joint venture that sells lots to Hammonds Homes, which was made prior to our acquisition of Hammonds. By the end of 2001, Mr. Oppel had discontinued making investments in landbanking transactions that involved sales to Meritage.

     In connection with our 2001 acquisition we assumed various existing transactions between Greg Hancock and Hancock Communities. Greg Hancock was the founder of Hancock Communities and from June 2002 until February 2003 was a division president of Meritage. The following agreements are still in place:

     Mr. Hancock is the majority owner of a venture that is developing a master planned community in Buckeye, Arizona. We have entered into an option contract to purchase approximately 586 acres of residential land in this community. At December 31, 2002, we had paid option deposits to the venture totaling $750,000, which is included in deposits on real estate under option or contract on our accompanying balance sheet. In 2002 we purchased approximately 200 acres of this residential land from the venture at a cost of approximately $5.2 million. We did not purchase land from this entity in 2001. We also perform certain planning and construction supervision functions for the venture for which we are paid a management fee of 3% of the development costs. We earned approximately $808,700 and $173,000 in 2002 and 2001, respectively, pursuant to this arrangement, which we recorded as other income in our statement of earnings.

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

     In 2002 we purchased land from an independent third party to whom Mr. Hancock had loaned money for the purpose of making the underlying debt service payments on a parcel of land. In connection with our acquisition of this parcel, we assumed the seller's obligation to repay the loan to Mr. Hancock, and at December 31, 2002, we had a note payable to him for $850,000. This note relates to a development in Arizona and will be repaid to Mr. Hancock as the homes in that community close. The note is carried on our consolidated balance sheet within notes payable.

NOTE 10 - SEGMENT INFORMATION

     During 2002 we changed the composition of our reportable segments. We classify our operations into four primary operating segments: Texas, Arizona, California and Nevada. These segments generate revenue through home sales to external customers and are not dependent on any one major customer. In 2001, we classified our operations into two segments, first-time and volume priced homes, and mid to luxury priced homes. This previous classification structure was based on placing our various divisions into the two categories based on the primary price range of homes built by that division. We changed our classification structure because as our divisions broadened the price ranges of homes they build, it became impractical to place a division in one or the other category. Accordingly, the current structure summarizes our divisions by the states in which they are located. We have restated the corresponding items of segment information for earlier periods presented.

     Operational information relating to our business segments follows. Information has been included for Hammonds from July 1, 2002 and for Perma-Bilt from October 1, 2002, the effective acquisition dates. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest, taxes and

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

extraordinary items (EBIT). The accounting policies of the business segments are the same as those described in Note 1. There are no significant transactions between our primary segments.

                                             YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------
                                     2002              2001             2000
                                  -----------      -----------      -----------
                                                  (IN THOUSANDS)
HOME SALES REVENUE:
  Texas                           $   387,264      $   259,725      $   214,472
  Arizona                             445,275          325,918          175,674
  California                          245,640          156,933          125,282
  Nevada                               34,260               --               --
                                  -----------      -----------      -----------
        Total                     $ 1,112,439      $   742,576      $   515,428
                                  ===========      ===========      ===========
EBIT:
  Texas                           $    42,918      $    43,420      $    35,082
  Arizona                              57,685           35,432           17,666
  California                           36,418           23,604           16,819
  Nevada                                2,056               --               --
  Corporate and other                  (6,274)          (5,816)          (3,626)
                                  -----------      -----------      -----------
        Total                     $   132,803      $    96,640      $    65,941
                                  ===========      ===========      ===========

                                                   DECEMBER 31,
                                  ---------------------------------------------
                                     2002              2001             2000
                                  -----------      -----------      -----------
                                                  (IN THOUSANDS)
ASSETS AT YEAR END:
  Texas                           $   274,163      $   139,288      $   108,238
  Arizona                             230,176          198,637          102,746
  California                          113,467           88,056           53,723
  Nevada                               62,143               --               --
  Corporate and other                  11,839           10,734            2,368
                                  -----------      -----------      -----------
        Total                     $   691,788      $   436,715      $   267,075
                                  ===========      ===========      ===========

NOTE 11- COMMITMENTS AND CONTINGENCIES

     We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, potential losses related to those matters are not considered probable. We have accrued approximately $937,000 for losses related to potential litigation where our ultimate exposure is considered probable and the potential loss can be reasonably estimated which is classified within accrued liabilities on our December 31, 2002 balance sheet. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

     In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts. At December 31, 2002, we had outstanding letters of credit of $16.2 million and performance bonds of $72.9 million. We do not believe that these letters of credit or bonds will be drawn upon.

     As a part of our model home construction activities, we enter into lease transactions with third parties. The total cost, including land, and construction of model homes leased by us under these lease agreements is approximately $38.6 million, all of which is excluded from our balance sheet as of December 31, 2002.

                      MERITAGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     We lease office facilities, model homes and equipment under various operating lease agreements. Approximate minimum lease payments for non-cancelable operating leases as of December 31, 2002, are as follows (in thousands):

          YEARS ENDED
          DECEMBER 31,
             2003..................................... $ 3,645
             2004.....................................   1,973
             2005.....................................   1,248
             2006.....................................     242
             2007.....................................      19
             Thereafter...............................      --
                                                       -------
                                                       $ 7,127
                                                       =======

     Rent expense approximated $3.4 million, $2.5 million and $1.6 million in 2002, 2001 and 2000, respectively, and is recorded as general and administrative expense.

     We have certain obligations related to post-construction warranties and defects related to homes sold. Historically, these amounts have not been material and we do not anticipate future obligations to be material. At December 31, 2002, we had approximately $6.7 million in reserves for various warranty claims. Summaries of our warranty reserve follow:

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                        2002         2001
                                                      -------      -------
     Warranty reserve, beginning of year              $ 4,071      $ 2,320
     Additions to reserve                               7,041        4,771
     Warranty claims and expenses                      (4,436)      (3,020)
                                                      -------      -------
     Warranty reserve, end of year                    $ 6,676      $ 4,071
                                                      =======      =======

     Warranty   reserves  are  included  in  accrued   liabilities   within  the
accompanying consolidated balance sheets. Additions to warranty reserves are included within cost of sales in the accompanying statements of earnings.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly results for the years ended December 31, 2002 and 2001 follow (in thousands, except per share amounts):

                                                   FIRST       SECOND        THIRD      FOURTH
                                                 ---------    ---------    ---------   ---------
2002
----
Revenue                                          $ 169,731    $ 251,441    $ 329,129   $ 369,516
Gross profit                                        31,636       50,092       64,406      68,762
Earnings before income taxes                        14,043       24,806       36,746      37,949
Net earnings                                         8,566       14,938       22,437      23,996
Per Share Data:
  Basic earnings per share                       $    0.77    $    1.28    $    1.66   $    1.80
  Diluted earnings per share                     $    0.72    $    1.19    $    1.58   $    1.72

2001
----
Revenue                                          $ 116,706    $ 175,408    $ 207,177   $ 244,883
Gross profit                                        23,596       37,636       45,709      50,319
Earnings before income taxes and
  extraordinary items                               12,181       21,144       23,991      26,020
Extraordinary items, net of tax effects                 --         (445)         212          --
Net earnings                                         7,389       12,493       14,887      15,890
Per Share Data:
  Basic earnings per share                       $    0.72    $    1.22    $    1.37   $    1.47
  Extraordinary items, net of tax effects               --         (.04)         .02          --
                                                 ---------    ---------    ---------   ---------
    Net earnings per share                       $    0.72    $    1.18    $    1.39   $    1.47
                                                 =========    =========    =========   =========

Diluted earnings per share
  Earnings before extraordinary items            $    0.64    $    1.10    $    1.23   $    1.35
  Extraordinary items, net of tax effects               --        (0.04)        0.02          --
                                                 ---------    ---------    ---------   ---------
    Net earnings per share                       $    0.64    $    1.06    $    1.25   $    1.35
                                                 =========    =========    =========   =========

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required in response to this item is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of stockholders to be held on May 21, 2003, which proxy statement will be filed with the SEC not later than 120 days after year end. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, our 2003 Proxy Statement is not being filed as a part of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information required in response to this item is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of stockholders to be held on May 21, 2003, which proxy statement will be filed with the SEC not later than 120 days after year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     The following sets forth information as of December 31, 2002 about the number of shares of our common stock to be issued upon exercise of outstanding options and the number of shares of our common stock remaining available for future issuance under existing equity compensation plans for (1) plans approved by stockholders and (2) plans not approved by stockholders. We have no outstanding warrants or stock appreciation rights.

                                                                                          NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                                                                         FUTURE ISSUANCE UNDER
                                  NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       EQUITY COMPENSATION PLANS
                                  BE ISSUED UPON EXERCISE      EXERCISE PRICE OF         (EXCLUDING SECURITIES
   PLAN CATEGORY                  OF OUTSTANDING OPTIONS      OUTSTANDING OPTIONS       REFLECTED IN COLUMN (A))
   -------------                  ----------------------      -------------------       ------------------------
                                            (a)                       (b)                         (c)
Equity Compensation Plans
Approved by Stockholders                 1,318,350                  $17.98                      337,800
Equity Compensation Plans
Not Approved by Stockholders                    --                      --                           --
                                         ---------                  ------                      -------
Total                                    1,318,350                  $17.98                      337,800
                                         =========                  ======                      =======

     At December 31, 2002, we did not have any equity compensation plans that had been adopted without stockholder approval.

     Additional information required in response to this item is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of stockholders to be held on May 21, 2003, which proxy statement will be filed with the SEC not later than 120 days after year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required in response to this item is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of stockholders to be held on May 21, 2003, which proxy statement will be filed with the SEC not later than 120 days after year end.

ITEM 14. CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our co-chief executive officers and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to Meritage (and our consolidated subsidiaries) required to be included in our periodic SEC fillings. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees for professional audit services rendered by our principal accountant, KPMG LLP, for the audit of our annual financial statements for 2002 and 2001, and fees billed for other services rendered by KPMG LLP.

                                                      2002           2001
                                                    --------       --------
     Audit fees                                     $238,245       $150,000
     Audit related fees (1)                          134,074        110,808
                                                    --------       --------
       Audit and audit related fees                  372,319        260,808
     Tax fees (2)                                    119,893        240,845
     All other fees (3)                                   --         24,186
                                                    --------       --------
       Total fees                                   $492,212       $525,839
                                                    ========       ========

(1) Audit related fees consisted principally of fees for services related to SEC filings and research, the 2002 acquisitions of Hammonds and Perma-Bilt, our 2002 equity offering and the audit of our 401(k) Plan.
(2) Tax fees consisted of fees for income tax consulting and tax compliance, including preparation of our state and federal income tax returns.
(3)  All other fees consisted of fees for management advisory services.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                    PAGE OR
                                                                METHOD OF FILING
                                                                ----------------

(a)  FINANCIAL STATEMENTS AND SCHEDULES

     (i)  Financial Statements:

          (1)  Report of KPMG LLP                                   Page 27

          (2)  Consolidated Financial Statements and Notes          Page 28
               to Consolidated Financial Statements of the Company, including Consolidated Balance
               Sheets as of December 31, 2002 and 2001 and related Consolidated Statements of Earnings,
               Stockholders' Equity and Cash Flows for each of the years in the three-year period ended
               December 31, 2002

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

          On October 23, 2002, we filed a Current Report on Form 8K/A amending Form 8-K dated October 7, 2002 to include transaction documents relating to our acquisition of Perma-Bilt Homes.

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

  2.2       Agreement of Purchase and Sale of Assets, dated       Incorporated by reference to Exhibit 2 of Form 8-K/A
            as of May 20, 1997, by and among Monterey, Legacy     dated June 18, 1997.
            Homes, Ltd., Legacy Enterprises, Inc., and John
            and Eleanor Landon

  2.3       Agreement of Purchase and Sale of Assets, dated       Incorporated by reference to Exhibit 2.2 of Form 10-Q for
            as of June 15, 1998, by and among the Company,        the quarterly period ended June 30, 1998.
            Sterling Communities, S.H. Capital, Inc.,
            Sterling Financial Investments, Inc., Steve
            Hafener and W. Leon Pyle

  2.4       Master Transaction Agreement, dated May 7, 2001,      Incorporated by reference to Exhibit 2.1 of Form 8-K
            by and among the Company, Hancock-MTH Builders,       dated May 10, 2001.
            Inc., Hancock-MTH Communities, Inc., HC Builders,
            Inc. and Hancock Communities, L.L.C.

  2.4.1     Amendment No. 1 to Master Transaction Agreement       Incorporated by reference to Exhibit 2.1 of Form 8-K
            and Agreement of Purchase and Sale of Assets,         dated June 6, 2001.
            dated May 30, 2001, by and between Meritage
            Corporation, Meritage-MTH Communities, Inc., HC
            Builders, Inc., Hancock Communities, L.L.C. and
            American Homes West, Incorporated

  2.5       Master Transaction Agreement, dated June 12,          Incorporated by reference to Exhibit 10.1 of Form 8-K
            2002, by and among the Company, MTH Homes-Texas,      dated July 12, 2002.
            L.P., Hammonds Homes Ltd., Crystal City Land &
            Cattle, Ltd., Hammonds Homes I, LLC, Crystal City
            I, LLC and Ronnie D. Hammonds

  2.5.1     Amendment No. 1 to Master Transaction Agreement,      Incorporated by reference to Exhibit 10.2 of Form 8-K
            dated June 12, 2002, by and among the Company,        dated July 12, 2002.
            MTH Homes-Texas, L.P., Hammonds Homes Ltd.,
            Crystal City Land & Cattle,  Ltd., Hammonds Homes
            I, LLC, Crystal City I, LLC and Ronnie D. Hammonds

  2.6       Master Transaction Agreement, dated October 7,        Incorporated by reference to Exhibit 10.1 of Form 8-K/A
            2002, by and among the Company, MTH-homes Nevada,     dated October 7, 2002.
            Inc., Perma-Bilt, A Nevada Corporation, and
            Zenith National Insurance Corp.

  3.1       Amendment to Articles of Incorporation                Incorporated by reference to Exhibit 3.1 of Form 10-Q for
                                                                  the quarterly period ended September 30, 1998.

  3.2       Restated Articles of Incorporation                    Incorporated by reference to Exhibit 3 of Form 8-K dated
                                                                  June 20, 2002.

  3.3       Amended and Restated Bylaws                           Incorporated by reference to Exhibit 3.3 of Form S-3
                                                                  #333-58793.

  4.1       Form of Specimen of Common Stock Certificate          Incorporated by reference to Exhibit 4.2 of Form S-3
                                                                  dated May 1, 2002.

  4.3       Indenture, dated May 31, 2001, by and among the       Incorporated by reference to Exhibit 4.1 of Form 8-K
            Company, the Guarantors named therein and Wells       dated June 6, 2001.
            Fargo Bank, N.A.

  4.3.1     First Supplemental Indenture, dated September 20,     Filed herewith.
            2001, by and among the Company, Hulen Park
            Venture, LLC, Meritage Holdings, L.L.C., the
            Guarantors named therein and Wells Fargo Bank,
            N.A.

  4.3.2     Second Supplemental Indenture, dated July 12,         Filed herewith.
            2002, by and among the Company, MTH Homes-Texas,
            L.P., MTH-Texas GP II, Inc., MTH-Texas LP, II,
            Inc., the Guarantors named therein and Wells
            Fargo Bank, N.A.

  4.3.3     Third Supplemental Indenture, dated October 21,       Filed herewith.
            2002, by and among the Company, MTH-Homes Nevada,
            Inc., the Guarantors named therein and Wells
            Fargo Bank, N.A.

  4.3.4     Fourth Supplemental Indenture, dated February 19,     Filed herewith.
            2003 by and among the Company, MTH-Cavalier, LLC,
            the Guarantors named therein and Wells Fargo Bank,
            N.A.

  10.1      $250 Million Credit Agreement, dated December 12,     Filed herewith.
            2002, by and among the Company, Guaranty Bank,
            Fleet National Bank, Bank One, NA and the other
            lenders thereto.

  10.2      2001 Annual Incentive Plan*                           Incorporated by reference to Exhibit B of the Proxy
                                                                  Statement for the 2001 Annual Meeting of Stockholders.

  10.3      Employment Agreement, dated May 30, 2001, by and      Incorporated by reference to Exhibit 10.2 of Form 8-K
            among the Company, Hancock MTH Builders, Inc.,        dated June 6, 2001.
            Hancock Communities, Inc. and Greg Hancock*

  10.4      Employment Agreement between the Company and          Incorporated by reference to Exhibit 10.1 of Form 10-Q
            Larry W. Seay*                                        for the quarterly period ended September 30, 2001.

  10.5      Change of Control Agreement between the Company       Incorporated by reference to Exhibit 10.3 of Form 10-Q
            and Steven J. Hilton*                                 for the quarterly period ended March 30, 2000.

  10.6      Change of Control Agreement between the Company       Incorporated by reference to Exhibit 10.4 of Form 10-Q
            and John R. Landon*                                   for the quarterly period ended March 30, 2000.

  10.7      Change of Control Agreement between the Company       Incorporated by reference to Exhibit 10.5 of Form 10-Q
            and Larry W. Seay*                                    for the quarterly period ended March 30, 2000.

  10.8      Change of Control Agreement between the Company       Incorporated by reference to Exhibit 10.6 of Form 10-Q
            and Richard T. Morgan*                                for the quarterly period ended March 30, 2000.

  10.9      Deferred Bonus Agreement-2001 Award Year- between     Incorporated by reference to Exhibit 10.2 of Form 8-K
            the Company and Larry W. Seay*                        dated June 20, 2002.

  10.10     Deferred Bonus Agreement-2002 Award Year-             Filed herewith.
            between the Company and Larry W. Seay*

  10.11     Deferred Bonus Agreement-2001 Award Year- between     Incorporated by reference to Exhibit 10.3 of Form 8-K
            the Company and Richard T. Morgan*                    dated June 20, 2002.

  10.12     Deferred Bonus Agreement-2001 Award Year- between     Filed herewith.
            the Company and Richard T. Morgan*

  10.13     Registration Rights Agreement, dated February         Incorporated by reference to Exhibit 10.1 of Form 8-K
            21, 2003, by and among the Company, the               dated February 21, 2003.
            Guarantors named therein, Deutsche Bank
            Securities, Inc., UBS Warburg LLC, Banc One
            Capital Markets, Inc. and Fleet Securities, Inc.

  14        Code of Ethics                                        Filed herewith.

  21        List of Subsidiaries                                  Filed herewith.

  23.1      Consent of KPMG LLP                                   Filed herewith.

  24        Powers of Attorney                                    See signature page.

  99.1      Certificate of Steven J. Hilton, Co-Chief             Filed herewith.
            Executive Officer, pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

  99.2      Certificate of John R. Landon, Co-Chief Executive     Filed herewith.
            Officer, pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

  99.3      Certificate of Larry W. Seay, Chief Financial         Filed herewith.
            Officer, pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

----------
*    Indicates a management contract or compensation plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2003.

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

     Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

      SIGNATURE                        TITLE                           DATE
      ---------                        -----                           ----

/s/ JOHN R. LANDON            Co-Chairman and                     March 31, 2003
-----------------------       Chief Executive Officer
John R. Landon

/s/ STEVEN J. HILTON          Co-Chairman and                     March 31, 2003
-----------------------       Chief Executive Officer
Steven J. Hilton

/s/ LARRY W. SEAY             Chief Financial Officer, Vice       March 31, 2003
-----------------------       President-Finance, and Secretary
Larry W. Seay                 (Principal Financial Officer)

/s/ VICKI L. BIGGS            Controller and                      March 31, 2003
-----------------------       Chief Accounting Officer
Vicki L. Biggs

/s/ RAYMOND OPPEL             Director                            March 31, 2003
-----------------------
Raymond Oppel

/s/ ROBERT G. SARVER          Director                            March 31, 2003
-----------------------
Robert G. Sarver

/s/ C. TIMOTHY WHITE          Director                            March 31, 2003
-----------------------
C. Timothy White

/s/ PETER L. AX               Director                            March 31, 2003
-----------------------
Peter L. Ax

/s/ WILLIAM CAMPBELL          Director                            March 31, 2003
-----------------------
William Campbell

CERTIFICATION OF THE CO-CHIEF EXECUTIVE OFFICER

I, John R. Landon, certify that:

1. I have reviewed this annual report on Form 10-K of Meritage Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                        /s/ JOHN R. LANDON
                                        ----------------------------------------
                                        John R. Landon
                                        Co-Chief Executive Officer

CERTIFICATION OF THE CO-CHIEF EXECUTIVE OFFICER

I, Steven J. Hilton, certify that:

1. I have reviewed this annual report on Form 10-K of Meritage Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                        /s/ STEVEN J. HILTON
                                        ----------------------------------------
                                        Steven J. Hilton
                                        Co-Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Larry W. Seay, certify that:

1. I have reviewed this annual report on Form 10-K of Meritage Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                        /s/ LARRY W. SEAY
                                        ----------------------------------------
                                        Larry W. Seay
                                        Chief Financial Officer