Form 10-Q
period 2003-03-31
MERITAGE CORP
filed 2003-05-14
CIK 833079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File Number 1-9977


                              MERITAGE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


               Maryland                                          86-0611231
     (State or Other Jurisdiction)                            (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)


  8501 East Princess Drive, Suite 290                              85255
          Scottsdale, Arizona                                    (Zip Code)
(Address of Principal Executive Offices)


                                 (480) 609-3330
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 7, 2003, 12,983,194 shares of Meritage Corporation common stock were outstanding.

================================================================================

                              MERITAGE CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheets as of March 31, 2003 (unaudited)
             and December 31, 2002 ......................................   3

           Consolidated Statements of Earnings for the Three
             Months ended March 31, 2003 and 2002 (unaudited) ...........   4

           Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 2003 and 2002 (unaudited) .....   5

           Notes to Consolidated Financial Statements (unaudited) .......   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ........................  13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...  18

ITEM 4.    CONTROLS AND PROCEDURES ......................................  18

PART II.   OTHER INFORMATION

ITEMS 1-5. NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K .............................  19

SIGNATURES ..............................................................  20

CERTIFICATIONS ..........................................................  21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31,      DECEMBER 31,
                                                                 2003             2002
                                                              ------------    ------------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
  Cash and cash equivalents                                   $     21,962    $      6,600
  Real estate                                                      543,278         484,970
  Deposits on real estate under option or contract                  87,422          77,516
  Receivables                                                        5,424           8,894
  Deferred tax asset, net                                            2,701           2,701
  Goodwill                                                          74,040          73,785
  Property and equipment, net                                       14,881          14,007
  Prepaid expenses and other assets                                 14,207          13,941
  Investments in unconsolidated entities                            10,516           9,374
                                                              ------------    ------------

  Total assets                                                $    774,431    $    691,788
                                                              ============    ============

LIABILITIES
  Accounts payable                                            $     55,956    $     52,133
  Accrued liabilities                                               52,935          41,329
  Home sale deposits                                                19,487          16,091
  Loans payable                                                    111,450         109,927
  Senior notes                                                     206,625         155,000
                                                              ------------    ------------

                Total liabilities                                  446,453         374,480
                                                              ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01.  50,000,000 shares
    authorized; 15,240,860 and 15,227,460 shares issued
    at March 31, 2003 and December 31, 2002, respectively              152             152
  Additional paid-in capital                                       197,397         197,320
  Retained earnings                                                163,982         148,209
  Treasury stock at cost, 2,302,226 and 2,137,926 shares at
     March 31, 2003 and December 31, 2002, respectively            (33,553)        (28,373)
                                                              ------------    ------------

                Total stockholders' equity                         327,978         317,308
                                                              ------------    ------------

  Total liabilities and stockholders' equity                  $    774,431    $    691,788
                                                              ============    ============

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Home sales revenue                             $    283,410    $    169,731

Cost of home sales                                 (227,056)       (138,095)
                                               ------------    ------------

Home sales gross profit                              56,354          31,636

Commissions and other sales costs                   (19,745)        (11,296)
General and administrative expenses                 (12,212)         (7,465)
Other income, net                                     1,209           1,168
                                               ------------    ------------

Earnings before income taxes                         25,606          14,043
Income taxes                                         (9,833)         (5,477)
                                               ------------    ------------
Net earnings                                   $     15,773    $      8,566
                                               ============    ============

Weighted average number of shares:
  Basic                                              13,041          11,137
  Diluted                                            13,683          11,950

Net earnings per common share:
  Basic                                        $       1.21    $       0.77
  Diluted                                      $       1.15    $       0.72

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                         $     15,773    $      8,566
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
      Depreciation and amortization                                           1,717           1,351
      Increase in deferred tax asset                                             --            (497)
      Tax benefit from stock option exercises                                    --           3,202
  Changes in assets and liabilities:
    Increase in real estate                                                 (58,308)        (45,088)
    Increase in deposits on real estate under option or contract             (9,906)         (1,034)
    Decrease (increase) in receivables and prepaid expenses and
      other assets                                                            2,968            (939)
    Increase (decrease) in accounts payable and accrued liabilities          15,429          (4,106)
    Increase in home sale deposits                                            3,396           3,207
                                                                       ------------    ------------
      Net cash used in operating activities                                 (28,931)        (35,338)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and distributions from unconsolidated entities, net         (1,142)             14
  Purchases of property and equipment                                        (2,355)         (1,520)
  Increase in goodwill                                                         (255)           (444)
                                                                       ------------    ------------
     Net cash used in investing activities                                   (3,752)         (1,950)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans payable                                               227,835         142,987
  Repayments of loans payable                                              (226,312)       (110,349)
  Increase in senior notes                                                   51,625              --
  Purchase of treasury stock                                                 (5,180)             --
  Proceeds from stock option exercises                                           77           1,540
                                                                       ------------    ------------
     Net cash provided by financing activities                               48,045          34,178
                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents                         15,362          (3,110)
Cash and cash equivalents at beginning of period                              6,600           3,383
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $     21,962    $        273
                                                                       ============    ============

SUPPLEMENTED DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                           $        797    $        371
    Income taxes                                                       $      8,305    $      7,424

           See accompanying notes to consolidated financial statements

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

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

     We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes, in Arizona as Monterey Homes, Meritage Homes and Hancock Communities, in Northern California as Meritage Homes and in Nevada as Perma-Bilt Homes. At March 31, 2003, we were actively selling homes in 125 communities, with base prices ranging from $88,000 to $910,000. We have four primary business segments: Texas, Arizona, California and Nevada. See Note 7 to our consolidated financial statements included in this report for information regarding our segments.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of Meritage Corporation and those of our consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to be consistent with current financial statement presentation. In our opinion, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

     STOCK SPLIT. On April 2, 2002, our Board of Directors declared a two-for-one split of our common stock in the form of a stock dividend to stockholders of record on April 12, 2002. The additional shares were distributed on April 26, 2002. All share and per share amounts have been restated to reflect the stock split.

     EQUITY OFFERING. In June 2002, we sold 2,012,500 shares of our common stock at a price of $42.00 per share. The net proceeds from the offering of $79.7 million were used primarily for our July 2002 purchase of Hammonds Homes, with the balance being used for general corporate purposes and our purchase of Perma-Bilt Homes in October 2002.

     STOCK-BASED COMPENSATION. See discussion of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," under this note, "Recent Accounting Pronouncement".

     At March 31, 2003, we had one stock-based employee compensation plan. We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to
Employees", as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148. Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. We have not issued options with exercise prices below the market value on the date of the grant, therefore we have not recognized compensation expense for our stock-based plan. Had

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

compensation cost for these plans been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following amounts.

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  2003           2002
                                                --------       --------

Net earnings                As reported         $ 15,773       $  8,566
                            Deduct*                 (872)          (286)
                                                --------       --------
                            Pro forma           $ 14,901       $  8,280
                                                ========       ========

Basic earnings per share    As reported         $   1.21       $   0.77
                            Pro forma           $   1.14       $   0.74
Diluted earnings per share  As reported         $   1.15       $   0.72
                            Pro forma           $   1.09       $   0.69

*Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

     The fair value for options granted in the first quarter of 2003 was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions. No options were granted in the first quarter of 2002.

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                                 2003
                                                                ------
     Expected dividend yield                                         0%
     Risk-free interest rate                                      3.30%
     Expected volatility                                            55%
     Expected life (in years)                                        7
     Weighted average fair value of options                     $18.62

     To date, we have only granted options to employees and non-employee directors.

     COMMON STOCK REPURCHASE. In August 2002, we announced that our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock. No date for completing the program has been determined, but we will purchase shares subject to applicable securities laws, and at times and in amounts as management deems appropriate. In the first quarter of 2003, we repurchased 164,300 shares of our common stock at an average price of $31.53 per share.

     WARRANTY RESERVES. We have certain obligations related to post-construction warranties and defects related to homes sold. Historically these amounts have not been material and we do not anticipate future obligations to be material. At March 31, 2003, we had approximately $7.2 million in reserve for various warranty claims. Summaries of our warranty reserve follow (in thousands):

                                                               MARCH 31,
                                                        -----------------------
                                                          2003          2002
                                                        ---------     ---------
Warranty reserve, beginning of period                   $   6,676     $   4,071
Additions to reserve                                        1,655           926
Warranty claims and expenses                               (1,119)       (1,244)
                                                        ---------     ---------
Warranty reserve at end of period                       $   7,212     $   3,753
                                                        =========     =========

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

     RECENT ACCOUNTING PRONOUNCEMENTS. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are applicable immediately to variable interest entities created after January 31, 2003. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not expect the requirements of FIN 46 to have a material impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement were effective for financial statements of interim or annual periods after December 15, 2002. We do not currently intend to change to the fair value method of accounting. The required disclosures are included in the stock-based compensation section of this note.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes that are related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 were effective for us as of December 31, 2002 and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 on January 1, 2003 did not have a material impact on our consolidated financial statements. For disclosures required by FIN 45 applicable to us, see Note 11, "Commitments and Contingencies" to our Annual Report on Form 10-K for December 31, 2002 and the Warranty Reserves section of this footnote.

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                             MARCH 31, 2003    DECEMBER 31, 2002
                                             --------------    -----------------
Homes under contract, in production            $  228,351         $  191,761
Finished home sites                               140,251            123,500
Home sites under development                       75,930             66,552
Homes held for resale                              53,704             55,273
Model homes                                        19,998             19,160
Land held for development                          25,044             28,724
                                               ----------         ----------
                                               $  543,278         $  484,970
                                               ==========         ==========

     We capitalize certain interest costs incurred during the development and construction period of real estate. Capitalized interest is allocated and capitalized to real estate when incurred and charged to cost of sales when the related property is closed. Summaries of interest incurred, interest capitalized and interest expensed follow (in thousands):

                                                               MARCH 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
Interest capitalized, beginning of period              $    8,781    $    8,746
Interest capitalized                                        5,662         4,553
Amortization to cost of home and land sales                (4,031)       (3,374)
                                                       ----------    ----------
Interest capitalized, end of period                    $   10,412    $    9,925
                                                       ==========    ==========

Interest incurred                                      $    5,662    $    4,553
Interest capitalized                                       (5,662)       (4,553)
                                                       ----------    ----------
Interest expensed                                      $       --    $       --
                                                       ==========    ==========

NOTE 3 - LOANS PAYABLE AND SENIOR NOTES

Loans payable consist of the following (in thousands):

                                                        MARCH 31,   DECEMBER 31,
                                                          2003          2002
                                                       ----------    ----------
$250 million unsecured revolving credit facility
  maturing December 12, 2005 with extension
  provisions, with interest payable monthly
  approximating prime (4.25% at March 31, 2003)
  or LIBOR (approximately 1.285% at March 31,
  2003) plus 2.0%                                      $  110,300    $  107,565

Acquisition and development seller carry back
  financing, interest payable at a fixed rate of
  15% per annum, principal and interest payments
  payable at the date of the sale of individual
  properties to a third party, secured by first
  deeds of trust on real estate                             1,150         2,362
                                                       ----------    ----------

     Total loans payable                               $  111,450    $  109,927
                                                       ==========    ==========

     At March 31, 2003, our outstanding 9.75% senior notes due 2011 totaled $206.6 million, which includes $155.0 million in principal amount issued in May 2001 and an add-on of $51.6 million, including premium, issued in February 2003. The February 2003 add-on offering of $50 million in aggregate principal amount of our 9.75% senior notes was issued at a price of 103.25% of their face amount to yield 9.054%, and together with the May 2001 offering, constitute a single series of notes.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

     The bank credit facility and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios and place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of March 31, 2003 we were in compliance with these covenants. The senior unsecured notes restrict our ability to pay dividends.

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

     The following unaudited pro forma financial data for the three months ended March 31, 2003 and 2002 has been prepared as if the acquisition of the assets and liabilities of Hammonds on July 1, 2002 and Perma-Bilt on October 1, 2002 had occurred on January 1, 2002. Unaudited pro forma financial data is presented for informational purposes only and is based on historical information. This information may not be indicative of our actual amounts had the transactions occurred on the dates listed above, nor does it purport to represent future periods (in thousands except per share amounts):

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   2003           2002
                                                ----------     ----------
     Revenue                                    $  283,410     $  227,874
     Net earnings                               $   15,773     $    9,869
     Diluted EPS                                $     1.15     $     0.83

     GOODWILL. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The acquisitions of Hammonds and Perma-Bilt were recorded using the purchase method of accounting with the results of operations of these entities included in our consolidated financial statements as of the date of the acquisition. The purchase prices were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. Intangible assets equal to the excess purchase price over the fair value of the net assets of $21.3 million and $17.2 million for Hammonds and Perma-Bilt, respectively, were recorded as goodwill, which is presented on the consolidated balance sheet. The first quarter 2003 increase of $254,490 in the carrying amount of goodwill on our balance sheet was caused by the earnout of our Nevada division. The earnout is based on a percentage of Perma-Bilt's earnings for the period and was negotiated at the time we acquired the Nevada operations.

     Under the guidelines contained in SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2003 management performed an analysis concerning potential impairment of the goodwill carried on our balance sheet and it was determined that no impairment existed.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2003 and 2002 follows. The number of shares outstanding and earnings per share have been adjusted to reflect the 2-for-1 stock split effective April 26, 2002:

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              2003           2002
                                                           ----------     ----------
                                                           (in thousands, except per
                                                                share amounts)
BASIC:
Net earnings                                               $   15,773     $    8,566
Weighted average number of shares outstanding                  13,041         11,137
                                                           ----------     ----------

Basic earnings per share                                   $     1.21     $     0.77
                                                           ==========     ==========

DILUTED:
Net earnings                                               $   15,773     $    8,566
Weighted average number of shares outstanding-basic            13,041         11,137
Effect of dilutive securities:
  Options to acquire common stock                                 642            813
                                                           ----------     ----------
Diluted weighted average common shares outstanding             13,683         11,950
                                                           ----------     ----------

Diluted earnings per share                                 $     1.15     $     0.72
                                                           ==========     ==========

Antidilutive stock options not included in diluted EPS            296             --
                                                           ==========     ==========

NOTE 6 - INCOME TAXES

     Components of income tax expense attributable to earnings before income taxes at March 31 are as follows (in thousands):

                                                   2003            2002
                                                ----------      ----------
     Current taxes:
       Federal                                  $    8,514      $    5,062
       State                                         1,319             846
                                                ----------      ----------
                                                     9,833           5,908
                                                ----------      ----------
     Deferred taxes:
       Federal                                          --            (400)
       State                                            --             (31)
                                                ----------      ----------
                                                        --            (431)
                                                ----------      ----------

       Total                                    $    9,833      $    5,477
                                                ==========      ==========

NOTE 7 - SEGMENT INFORMATION

     We classify our operations into four primary operating segments: Texas, Arizona, California and Nevada. These segments generate revenue through home sales to external customers and are not dependent on any one major customer. During 2002 we changed the composition of our reportable segments. Previously, we classified our operations into two segments, first-time and volume priced homes. This previous classification structure placed our various divisions into two categories based on the primary price range of homes built by that division.

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

We changed our classification structure because as our divisions broadened the price ranges of homes offered, it became impractical to place a division in one or the other category. Accordingly, the current structure summarizes our divisions by the state in which they are located. We have restated the corresponding items of segment information for 2002.

     Operational information relating to our business segments follows. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest expense, interest amortized to cost of sales, income taxes and extraordinary items (EBIT). EBIT is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and we believe is a financial measure widely used in the homebuilding industry. A reconciliation of reported net earnings to EBIT follows:

                                                     2003           2002
                                                  ----------     ----------
     Net earnings                                 $   15,773     $    8,566
     Income taxes                                      9,833          5,477
     Interest                                          4,031          3,374
                                                  ----------     ----------
     EBIT                                         $   29,637     $   17,417
                                                  ==========     ==========

     The accounting policies of our business segments are the same as those described in Note 1. There are no significant transactions between our primary segments.

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                     2003           2002
                                                  ----------     ----------
                                                        (in thousands)
     HOME SALES REVENUE:
       Texas                                      $  121,503     $   62,042
       Arizona                                        67,125         64,726
       California                                     67,303         42,963
       Nevada                                         27,479             --
                                                  ----------     ----------
             Total                                $  283,410     $  169,731
                                                  ==========     ==========

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                     2003           2002
                                                  ----------     ----------
                                                        (in thousands)
     EBIT:
       Texas                                      $   13,945     $    8,754
       Arizona                                         4,570          4,610
       California                                     10,923          4,856
       Nevada                                          3,579             --
       Corporate and other                            (3,380)          (803)
                                                  ----------     ----------
             Total                                $   29,637     $   17,417
                                                  ==========     ==========

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                 AT MARCH 31,  AT DECEMBER 31,
                                                     2003           2002
                                                  ----------     ----------
                                                        (in thousands)
     ASSETS:
       Texas                                      $  314,917     $  274,163
       Arizona                                       248,255        230,176
       California                                    128,291        113,467
       Nevada                                         70,534         62,143
       Corporate and other                            12,434         11,839
                                                  ----------     ----------
             Total                                $  774,431     $  691,788
                                                  ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," "plan" and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projections of revenue, income or loss, capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; plans relating to our products or services, acquisitions, and new or planned development projects; the demand for and pricing of our homes; the expected outcome of legal proceedings against us; the sufficiency of our capital resources; the impact of new accounting standards; and our ability to continue positive operating results in light of current economic and political conditions, as well as assumptions relating to the foregoing.

     Actual results may differ materially from those expressed in forward-looking statements. Risks identified in Exhibit 99.4 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002, including those under the captions "Market for the Registrant's Common Stock and Related Stockholder Matters - Factors That May Affect Future Stock Performance," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Our Future Results and Financial Condition" describe factors, among others, that could contribute to or cause such differences. These factors may also affect our business generally. As a result of these and other factors, our stock and note prices may fluctuate dramatically.

RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations is based our consolidated unaudited financial statements for the three months ended March 31, 2003 and 2002. All material balances and transactions between us and our subsidiaries have been eliminated. In management's opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

CRITICAL ACCOUNTING POLICIES

     We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements. Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for December 31, 2002. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of

                      MERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

certain assets and liabilities, and revenues and costs which we consider to be critical accounting policies. The judgments, assumptions and estimates we use are based on historical experience, knowledge of the accounts and other factors which we believe to be reasonable under the circumstances, and we evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

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

     We acquired Hammonds Homes, a builder in Houston, Austin and Dallas, Texas, effective July 1, 2002, and Perma-Bilt Homes, which builds in the Las Vegas, Nevada area, effective October 1, 2002. The results presented below include the operations of these acquisitions since their dates of purchase and are not necessarily indicative of results to be expected in the future.

HOME SALES REVENUE, SALES CONTRACTS AND NET SALES BACKLOG

     The data provided below shows operating and financial data regarding our homebuilding activities.

                                              QUARTER ENDED MARCH 31,
                                                 ($ IN THOUSANDS)
                                     --------------------------------------
     HOME SALES REVENUE                 2003           2002        % CHANGE
                                     ----------     ----------     --------
     TOTAL
        Dollars ..................   $  283,410     $  169,731        67%
        Homes closed .............        1,136            758        50%
        Average sales price ......   $    249.5     $    223.9        11%

     TEXAS *
        Dollars ..................   $  121,503     $   62,042        96%
        Homes closed .............          606            363        67%
        Average sales price ......   $    200.5     $    170.9        17%

     ARIZONA
        Dollars ..................   $   67,125     $   64,726        4%
        Homes closed .............          250            285       (12%)
        Average sales price ......   $    268.5     $    227.1        18%

     CALIFORNIA
        Dollars ..................   $   67,303     $   42,963        57%
        Homes closed .............          158            110        44%
        Average sales price ......   $    426.0     $    390.6        9%

     NEVADA **
        Dollars ..................   $   27,479     $       --        n/a
        Homes closed .............          122             --        n/a
        Average sales price ......   $    225.2     $       --        n/a

                                             QUARTER ENDED MARCH 31,
                                                ($ IN THOUSANDS)
                                     --------------------------------------
     SALES CONTRACTS                    2003           2002        % CHANGE
                                     ----------     ----------     --------
     TOTAL
        Dollars ..................   $  412,864     $  293,082        41%
        Homes ordered ............        1,582          1,160        36%
        Average sales price ......   $    261.0     $    252.7         3%

     TEXAS *
        Dollars ..................   $  161,135     $   85,984        87%
        Homes ordered ............          791            472        68%
        Average sales price ......   $    203.7     $    182.2        12%

     ARIZONA
        Dollars ..................   $  123,653     $  116,603         6%
        Homes ordered ............          447            456        (2%)
        Average sales price ......   $    276.6     $    255.7         8%

     CALIFORNIA
        Dollars ..................   $   89,775     $   90,495        (1%)
        Homes ordered ............          180            232       (22%)
        Average sales price ......   $    498.8     $    390.1        28%

     NEVADA **
        Dollars ..................   $   38,301     $       --        n/a
        Homes ordered ............          164             --        n/a
        Average sales price ......   $    233.5     $       --        n/a

                                              QUARTER ENDED MARCH 31,
                                                 ($ IN THOUSANDS)
                                     --------------------------------------
     NET SALES BACKLOG                  2003           2002        % CHANGE
                                     ----------     ----------     --------
     TOTAL
        Dollars ..................   $  667,218     $  498,302        34%
        Homes in backlog .........        2,516          2,004        26%
        Average sales price ......   $    265.2     $    248.7         7%

     TEXAS *
        Dollars ..................   $  258,531     $  139,593        85%
        Homes in backlog .........        1,270            802        58%
        Average sales price ......   $    203.6     $    174.1        17%

     ARIZONA
        Dollars ..................   $  200,683     $  257,863       (22%)
        Homes in backlog .........          663            947       (30%)
        Average sales price ......   $    302.7     $    272.3        11%

     CALIFORNIA
        Dollars ..................   $  159,399     $  100,846        58%
        Homes in backlog .........          355            255        39%
        Average sales price ......   $    449.0     $    395.5        14%

     NEVADA **
        Dollars ..................   $   48,605     $       --        n/a
        Homes in backlog .........          228             --        n/a
        Average sales price ......   $    213.2     $       --        n/a

* 2003 amounts include 251 ($54,748) homes ordered, 220 ($46,849) homes closed and 417 ($90,019) homes in backlog from Hammonds Homes.
**   Amounts are for Perma-Bilt Homes, acquired effective October 1, 2002.

     HOME SALES REVENUE. The increases in total home sales revenue and number of homes closed in the first three months of 2003 compared to the first three months of 2002 results mainly from the addition of Hammonds Homes and Perma-Bilt Homes to our operations in the second half of 2002. Together, Hammonds and Perma-Bilt closed 342 homes with a value of $74.3 million in the first quarter of 2003. In addition, the average sales price of homes closed during the first quarter of 2003 was approximately 11% higher than the comparable period in 2002. A significant portion of this increase is attributable to the increased closings in California, where prices are well above the company average. These increases were partially offset by a decrease in the number of closings in Arizona during the first quarter of 2003 compared to the first quarter in 2002. Generally, the number of homes closed in Arizona were lower as the timing of some new communities tempered our orders during the later part of 2002.

     SALES CONTRACTS. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers net of cancellations. We do not include sales contingent upon the sale of a customer's existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate approximating 25% of gross sales. Total sales contracts increased in the first three months of 2003 compared to the first three months of 2002 due mainly to the addition Hammonds and Perma-Bilt to our operations, which together contributed 415 new sales contracts with a value of approximately $93.0 million. The decrease in sales contracts in our Arizona and Northern California regions for the first quarter of 2003 is attributable to an decrease in the number of communities open for sales compared to the prior year's first quarter.

     NET SALES BACKLOG. Backlog represents net sales contracts that have not closed. The aggregate dollar value of homes in backlog at March 31, 2003 increased 34% from March 31, 2002, reflecting a 26% increase in the number of homes in backlog, due primarily to the inclusion of 645 homes from the Hammonds and Perma-Bilt operations, and a 7% increase in the average price of homes in backlog.

OTHER OPERATING INFORMATION

                                                  QUARTER ENDED MARCH 31,
                                                      ($ IN THOUSANDS)
                                                  ------------------------
                                                    2003             2002
                                                  -------          -------
     HOME SALES GROSS PROFIT
     Dollars...................................   $56,354          $31,636
     Percent of home sales revenue.............      19.9%            18.6%

     COMMISSIONS AND OTHER SALES COSTS
     Dollars...................................   $19,745          $11,296
     Percent of home sales revenue.............       7.0%             6.7%

     GENERAL AND ADMINISTRATIVE COSTS
     Dollars...................................   $12,212          $ 7,465
     Percent of total revenue..................       4.3%             4.4%

     INCOME TAXES
     Dollars...................................   $ 9,833          $ 5,477
     Percent of earnings before income taxes...      38.4%            39.0%

     HOME SALES GROSS PROFIT. Home sales gross profit represents home sales revenue, less cost of home sales, which include developed lot costs, direct home construction costs, an allocation of common community costs (such as model home complex costs and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs. The dollar increase in gross profit for the quarter ended March 31, 2003 is attributable to a 50% increase in number of homes closed. The gross profit percentage increase in the first quarter of 2003 resulted primarily from improvement in our California and Arizona operations. These improvements were offset by lower margins in Texas, which had been at unusually high levels last year.

     COMMISSIONS AND OTHER SALES COSTS. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $19.7 million, or 7.0% of home sales revenue, in 2003, as compared to approximately $11.3 million, or 6.7% of home sales revenue in 2002. The increase in these expenses as a percentage of home sales revenue reflects slightly higher marketing costs due to the greater number of new communities opening for sale, but not yet recording closing revenue during the first quarter of 2003 compared to the first quarter of 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $12.2 million, or 4.3% of total revenue in the first quarter of 2003, as compared to approximately $7.5 million, or 4.4% of total revenue in 2002. Operating costs in 2003 were slightly lower as a percentage of revenue in comparison to the prior year primarily due to the June 2002 end to the California earn-out payment per the terms of the purchase contract when we acquired the division. Thus, 2002 general and administrative expenses include approximately $853,000 of costs related to the earn-out, whereas the 2003 amounts do not. The earn-out was based on 20% of the pre-tax earnings of the Northern California region after reduction for a capital charge.

     INCOME TAXES. The increase in income taxes to $9.8 million for the quarter ended March 31, 2003 from $5.5 million in the prior year's quarter resulted from an increase in pre-tax income, partially offset by a slight decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of capital for the quarter ended March 31, 2003 were operating expenses, land purchases, lot development, home construction and the repurchase of common stock. We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

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

     At March 31, 2003, $110.3 million of borrowings were outstanding under our senior unsecured revolving credit facility, with unborrowed availability under the bank credit facility of approximately $110.0 million.

     This credit facility contains certain financial and other covenants, including:

     o    requiring the maintenance of tangible net worth;
     o    requiring the maintenance of a minimum interest coverage ratio;
     o    establishing a maximum permitted total leverage ratio;
     o imposing limitations on the incurrence of additional indebtedness and liens;
     o    imposing  restrictions  on  investments,  dividends  and certain other payments;
     o    imposing   restrictions  on   sale-leaseback   transactions   and  the
          incurrence of off-balance sheet liabilities; and
     o imposing limitations on the maximum net book value of specified land holdings as a percentage of consolidated tangible net worth.

     In February 2003, we completed an add-on offering of $50 million in aggregate principal amount of our 9.75% senior notes due June 1, 2001, the proceeds of which were used to pay down our senior unsecured revolving credit facility. The notes were issued at a price of 103.25% of their face amount to yield 9.054%, and together with the May 2001 offering, constitute a single series of notes.

     Our senior notes require us to comply with a number of covenants that restrict certain transactions, including:

     o    limitations on additional indebtedness;
     o    limitations  on  the  payment  of  dividends,   redemption  of  equity
          interests and certain investments;
     o    maintenance of a minimum level of consolidated tangible net worth;
     o    limitations on liens securing certain obligations; and
     o limitations on the sale of assets, mergers and consolidations and transactions with affiliates.

     As of March 31, 2003, we were in compliance with the credit facility and note covenants.

     We believe that our current borrowing capacity, cash on hand at March 31, 2003, and anticipated net cash flows are and will be sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future cash flows will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

     In August 2002 we announced a new stock repurchase program in which our Board of Directors approved the buyback of up to $32 million of our outstanding stock. In the first quarter of 2003, we repurchased 164,300 shares of our common stock at an average price of $31.53 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of our 9.75% senior notes, $206.6 million of our outstanding borrowings is based on a fixed interest rate. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact in the fixed rate debt until we would be required to refinance such debt.

     We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility. The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates, both upwards and downwards. As of March 31, 2003, we had approximately $110.3 million drawn under our revolving credit facility that is subject to changes in interest rates. An increase or decrease of 1% in interest rates would change our annual debt service payments by approximately $1.0 million per year. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

     Meritage's Co-Chief Executive Officers and Chief Financial Officer have concluded based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     EXHIBIT                                                        PAGE OR
     NUMBER                    DESCRIPTION                      METHOD OF FILING
     ------                    -----------                      ----------------

      99.1     Certificate of Steven J. Hilton, Co-Chief         Filed herewith
               Executive Officer, pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

      99.2     Certificate of John R. Landon, Co-Chief           Filed herewith
               Executive Officer, pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

      99.3     Certificate of Larry W. Seay, Chief Financial     Filed herewith
               Officer, pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

      99.4     Private Securities Reform Act of 1995 Safe        Filed herewith
               Harbor Compliance Statement for Forward-Looking
               Statements

(b)  REPORTS ON FORM 8-K

     (1) On February 14, 2003 we filed a Current Report on Form 8-K announcing that we had priced an offering of $50 million in aggregate principal amount of our 9.75% senior notes due 2011.

     (2) February 25, 2003, we filed a Current Report on Form 8-K announcing that we had completed a private placement of $50 million in aggregate principal amount of our 9.75% senior notes due June 1, 2011.

     (3) On April 10, 2003 we filed a Current Report on Form 8-K for the purpose of furnishing a press release related to the announcement of Meritage's first quarter 2003 new orders, closings and backlog.

     (4) On April 24, 2003 we filed a Current Report on form 8-K for the purpose of furnishing a press release related to the announcement of our first quarter 2003 earnings and other results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13 day of May, 2003.


                                        MERITAGE CORPORATION,
                                        a Maryland Corporation


                                        By /s/ LARRY W. SEAY
                                           -------------------------------------
                                           Larry W. Seay
                                           CHIEF FINANCIAL OFFICER AND VICE
                                           PRESIDENT-FINANCE (PRINCIPAL
                                           FINANCIAL OFFICER)


                                        By /s/ VICKI L. BIGGS
                                           -------------------------------------
                                           Vicki L. Biggs
                                           VICE PRESIDENT-CONTROLLER (PRINCIPAL
                                           ACCOUNTING OFFICER)

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

Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

                                        /s/ Larry W. Seay
                                        ----------------------------------------
                                        Larry W. Seay
                                        Chief Financial Officer