Form 10-Q
period 2003-06-30
MERITAGE CORP
filed 2003-08-11
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 1-9977

MERITAGE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	86-0611231
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8501 E. Princess Drive, Suite 290	85255
Scottsdale, Arizona	(Zip Code)
(Address of Principal Executive Offices)

(480) 609-3330
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

As of July 15, 2003, 13,026,634 shares of Meritage Corporation common stock were outstanding.

MERITAGE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

		PAGE NO.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Earnings for the Three and Six Months ended June 30, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Items 1-3.	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Not Applicable
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURES		22

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2003	2002

	(in thousands, except share data)
Assets
Cash and cash equivalents	$26,555	$6,600
Real estate	611,318	484,970
Consolidated real estate not owned	31,067	—
Deposits on real estate under option or contract	90,542	77,516
Receivables	9,560	8,894
Deferred tax asset, net	2,791	2,701
Goodwill	74,509	73,785
Property and equipment, net	16,171	14,007
Prepaid expenses and other assets	9,822	13,941
Investments in unconsolidated entities	15,079	9,374

Total assets	$887,414	$691,788

Liabilities
Accounts payable	$59,379	$52,133
Accrued liabilities	51,615	41,329
Home sale deposits	24,875	16,091
Liabilities related to consolidated real estate not owned	29,357	—
Loans payable	165,250	109,927
Senior notes	206,625	155,000

Total liabilities	537,101	374,480

Minority interest related to consolidated real estate not owned	265	—

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 15,320,360 and 15,227,460 shares issued at June 30, 2003 and December 31, 2002, respectively	153	152
Additional paid-in capital	198,153	197,320
Retained earnings	185,294	148,209
Treasury stock at cost, 2,302,226 and 2,137,926 shares at June 30, 2003 and December 31, 2002, respectively	(33,552)	(28,373)

Total stockholders’ equity	350,048	317,308

Total liabilities and stockholders’ equity	$887,414	$691,788

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
Home sales revenue	$325,733	$246,441	$609,143	$416,172
Land sales revenue	8,100	5,000	8,100	5,000

	333,833	251,441	617,243	421,172

Cost of home sales	(260,369)	(196,321)	(487,425)	(334,361)
Cost of land sales	(6,859)	(4,859)	(6,859)	(4,859)

	(267,228)	(201,180)	(494,284)	(339,220)

Home sales gross profit	65,364	50,120	121,718	81,811
Land sales gross profit	1,241	141	1,241	141

	66,605	50,261	122,959	81,952

Commissions and other sales costs	(21,328)	(15,300)	(41,073)	(26,596)
General and administrative costs	(12,076)	(11,324)	(24,288)	(18,789)
Other income, net	863	1,169	2,072	2,282

Earnings before income taxes	34,064	24,806	59,670	38,849
Income taxes	(12,752)	(9,868)	(22,585)	(15,345)

Net earnings	$21,312	$14,938	$37,085	$23,504

Weighted average number of shares:
Basic	12,985	11,665	13,013	11,401
Diluted	13,747	12,514	13,715	12,232
Net earnings per common share:
Basic	$1.64	$1.28	$2.85	$2.06
Diluted	$1.55	$1.19	$2.70	$1.92

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net earnings	$37,085	$23,504
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,746	2,877
Increase in deferred tax asset	(90)	(1,807)
Tax benefit from stock option exercises	—	4,738
Changes in assets and liabilities:
Increase in real estate	(126,348)	(69,141)
Increase in deposits on real estate under option or contract	(14,470)	(2,683)
Decrease (increase) in receivables and prepaid expenses and other assets	2,794	(313)
Increase (decrease) in accounts payable and accrued liabilities	17,532	(4,473)
Increase in home sale deposits	8,784	4,972

Net cash used in operating activities	(70,967)	(42,326)

Cash flows from investing activities:
Investments in and distributions from unconsolidated entities, net	(5,571)	14
Cash paid for acquisition	—	(2,757)
Purchases of property and equipment	(5,385)	(3,036)
Increase in goodwill	(723)	(1,514)

Net cash used in investing activities	(11,679)	(7,293)

Cash flows from financing activities:
Proceeds from loans payable	519,535	259,767
Repayments of loans payable	(464,212)	(281,042)
Proceeds from issuance of senior notes	51,625	—
Proceeds from sale of common stock, net	—	79,726
Purchase of treasury stock	(5,180)	—
Proceeds from stock option exercises	833	2,266

Net cash provided by financing activities	102,601	60,717

Net increase in cash and cash equivalents	19,955	11,098
Cash and cash equivalents at beginning of period	6,600	3,383

Cash and cash equivalents at end of period	$26,555	$14,481

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,211	$9,335
Income taxes	$26,166	$11,890
Supplemental disclosure of non-cash activity:
Increase in consolidated real estate not owned	$29,622	—

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

     We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes, in Arizona as Monterey Homes, Meritage Homes and Hancock Communities, in Northern California as Meritage Homes and in Nevada as Perma-Bilt Homes. At June 30, 2003, we were actively selling homes in 137 communities, with base prices ranging from $92,000 to $910,000. We have four primary business segments: Texas, Arizona, California and Nevada. See Note 8 to our consolidated financial statements included in this report for information regarding our segments.

     Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Meritage Corporation, those of our consolidated subsidiaries and unconsolidated variable interest entities. Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to be consistent with current period financial statement presentation. In our opinion, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

     Equity Offering. In June 2002, we sold 2,012,500 shares of our common stock at a price of $42.00 per share. The net proceeds from the offering of $79.7 million were used primarily for our July 2002 purchase of Hammonds Homes, with the balance being used for general corporate purposes and our purchase of Perma-Bilt Homes in October 2002.

     Stock-Based Compensation. At June 30, 2003, we had one stock-based employee compensation plan. We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148. Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. We have not issued options with exercise prices below the market value on the date of the grant, therefore we have not recognized compensation expense for our stock-based plan. Had compensation cost for these plans been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following amounts.

MERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,

		(in thousands, except per share amounts)
		2003	2002	2003	2002

Net earnings	As reported	$21,312	$14,938	$37,085	$23,504
	Deduct*	(887)	(770)	(1,762)	(1,057)

	Pro forma	$20,425	$14,168	$35,323	$22,447

Basic earnings per share	As reported	$1.64	$1.28	$2.85	$2.06
	Pro forma	$1.57	$1.21	$2.71	$1.97
Diluted earnings per share	As reported	$1.55	$1.19	$2.70	$1.92
	Pro forma	$1.49	$1.13	$2.58	$1.84

*Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

     The fair value for options granted in the first half of 2003 and 2002 was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Six Months Ended
	June 30

	2003	2002

Expected dividend yield	0%	0%
Risk-free interest rate	3.30%	4.64%
Expected volatility	55%	55%
Expected life (in years)	7	7
Weighted average fair value of options	$18.62	$23.36

     We have generally granted options only to employees and non-employee directors. To date, the amount of compensation expense recorded in association with granting options to other individuals has not been material.

     See discussion of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” under this note, “Recent Accounting Pronouncements”.

     Common Stock Repurchase. In August 2002, we announced that our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock. No date for completing the program has been determined, but we will purchase shares subject to applicable securities laws, and at times and in amounts as management deems appropriate. By June 30, 2003, we had repurchased 664,300 shares of our common stock under the August 2002 program at an average price of $33.61 per share. We did not repurchase any shares in the second quarter of 2003.

     Warranty Reserves. We have certain obligations related to post-construction warranties and defects related to homes sold. Historically these amounts have not been material and we do not anticipate future obligations to be material. At June 30, 2003, we had approximately $7.7 million in reserve for various warranty claims which is recorded in accrued liabilities on the accompanying consolidated balance sheets. Summaries of our warranty reserve follow (in thousands):

MERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Warranty reserve, beginning of period	$7,212	$3,753	$6,676	$4,071
Additions to reserve	1,678	1,597	3,333	2,523
Warranty claims	(1,167)	(584)	(2,286)	(1,828)

Warranty reserve, end of period	$7,723	$4,766	$7,723	$4,766

     Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. We adopted FIN 46 in the second quarter of 2003 and its impact on our financial position is discussed in Note 3 to our consolidated financial statements included in this report.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

     Real estate consists of the following (in thousands):

	June 30, 2003	December 31, 2002

Homes under contract, in production	$283,860	$191,761
Finished home sites	138,024	123,500
Home sites under development	82,260	66,552
Homes held for resale	59,452	55,273
Model homes	24,913	19,160
Land held for development	22,809	28,724

	$611,318	$484,970

     We capitalize certain interest costs incurred during the development and construction period of real estate. Capitalized interest is allocated and capitalized to real estate when incurred and charged to cost of sales when the related property is closed. Summaries of interest incurred, interest capitalized and interest expensed follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest capitalized at beginning of period	$10,412	$9,925	$8,781	$8,746
Interest capitalized	6,457	4,782	12,119	9,335
Amortization to cost of home and land sales	(4,829)	(4,657)	(8,860)	(8,031)

Interest capitalized end of period	$12,040	$10,050	$12,040	$10,050

Interest incurred	$6,457	$4,782	$12,119	$9,335
Interest capitalized	(6,457)	(4,782)	(12,119)	(9,335)

Interest expensed	$—	$—	$—	$—

MERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

NOTE 3 – CONSOLIDATED REAL ESTATE NOT OWNED

     Pursuant to FASB Interpretation No. 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 is effective immediately for VIE’s created after January 31, 2003. For VIE’s created before January 31, 2003, FIN 46 must be applied at the beginning of the first interim or annual reporting period beginning after June 15, 2003.

     Based on the provisions of FIN 46, we have concluded that typically when we enter into a purchase contract or option agreement to acquire land or lots (“options”) from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it in our consolidated financial statements. As prescribed by FIN 46, the fair value of the VIE’s assets will be reported as “Consolidated Assets Not Owned”. To the extent we have been able to determine that the value of the land or lots under option to Meritage represents less than half of the value of all of the property owned by the VIE, then FIN 46 does not require consolidation of the VIE.

The table below presents a summary of our lots under option at June 30, 2002 (dollars in thousands):

				Option/Earnest
				Money Deposits

	# of	Fair	Purchase		Letter of
	Lots	Value*	Price	Cash	Credit

Specific performance options **	751	$30,727	$30,727	$1,370	—
Options recorded on balance sheet**	15	340	358	75	—

Total options recorded on balance sheet**	766	31,067	31,085	1,445	—

Options/purchase contracts not recorded on balance sheet - non-refundable deposits**	19,711	—	770,967	88,415	$13,099
Options/purchase contracts not recorded on balance sheet - refundable deposits***	3,414	—	72,762	2,127	—

Total options not recorded on balance sheet	23,125	—	843,729	90,542	13,099

Total lots under option	23,891	$31,067	$874,814	$91,987	$13,099

Note: Except for our specific performance options, none of our option agreements require us to purchase lots. Our option to purchase lots remains effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the agreement. The pre-established number typically is structured to approximate our expected rate of home orders.

*	Fair value of specific performance options approximates the purchase price due to the short-lived nature of the options.

**	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

***	Deposits are refundable at our sole discretion.

MERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

     At June 30, 2003, the amount of VIE assets included on our balance sheet is approximately $31.1 million, which represents the estimated fair value of the specific performance options and the other VIE assets, and is recorded as consolidated real estate not owned. The corresponding credit relating to these assets is to liabilities and minority interest, net of the related cash option deposits we have already paid. At June 30, 2003, the liabilities and minority interest total approximately $29.4 million and $265,000 respectively, which is net of option deposits of approximately $1.4 million.

     The options recorded on our balance sheet represent all specific performance options and only those non-specific performance options which we entered into since February 1, 2003 and which are required to be consolidated by FIN 46. Meritage does not have any ownership interest in the VIE’s that hold the lots and accordingly do not have legal or other access to the VIE’s books or records. Therefore, it is not possible for Meritage to accurately determine the underlying capital structure of the VIE’s. Creditors of these VIE’s have no recourse against Meritage.

     The determination of fair value involves the establishment of a probability-weighted discounted cash flow model. Accordingly, the fair value of the lots under option typically will not equal the actual purchase price. The actual contractual purchase price of these lots has also been provided in the table for additional disclosure. Since Meritage does not have access to the VIE’s records, we have used the per lot fair value established at the inception of the option transaction as the carrying value.

     Not all of our option agreements will be determined to be VIE’s. The maximum exposure to loss in these options (as with all of our options) is limited to our option deposit. In some cases, our option deposits are refundable if certain contractual conditions are not performed by the party selling the lots.

     We are still in the process of evaluating non-specific option agreements entered into before February 1, 2003 to determine if we are the primary beneficiary and plan to complete the analysis by the end of September 2003. Based on preliminary results, we believe that between $10 million and $12 million of additional options will be recorded at September 30, 2003. We are also in the process of evaluating the impact of the consolidation of options relating to VIE’s under the indenture for our senior notes and the agreement for our senior unsecured credit facility, including the calculation of our financial covenant ratios and the determination of whether obligations relating to consolidated VIE’s fall within the definition of indebtedness under those agreements. We do not believe that the consolidation of certain VIE’s pursuant to FIN 46 will have a material adverse affect under our indenture or credit facility agreement.

NOTE 4 – LOANS PAYABLE AND SENIOR NOTES

Loans payable consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

$250 million unsecured revolving credit facility maturing December 12, 2005 with extension provisions, with interest payable monthly approximating prime (4.0% at June 30, 2003) or LIBOR (approximately 1.2734% at June 30, 2003) plus 2.0%	$163,500	$107,565
Acquisition and development seller carry back financing, interest payable at a fixed rate of 15% per annum, principal and interest payments payable at the date of the sale of individual properties to a third party, secured by first deeds of trust on real estate	1,150	2,362
Acquisition and development seller carry back financing, interest payable at a fixed rate of 7% per annum, principal and interest payments payable at July 1, 2004, secured by first deeds of trust on real estate	600	—

Total loans payable	$165,250	$109,927

MERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

     At June 30, 2003, our outstanding 9.75% senior notes due 2011 totaled $206.6 million, which includes $155.0 million in principal amount issued in May 2001 and an add-on of $51.6 million, including premium, issued in February 2003. The February 2003 add-on offering of $50 million in aggregate principal amount of our 9.75% senior notes was issued at a price of 103.25% of their face amount to yield 9.054%, and together with the May 2001 offering, constitute a single series of notes.

     The bank credit facility and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios and place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of June 30, 2003 we were in compliance with these covenants. The senior unsecured notes restrict our ability to pay dividends.

     Obligations to pay principal and interest on the bank credit facility and senior unsecured notes are guaranteed by all of our subsidiaries, each of which is directly or indirectly 100% owned by Meritage Corporation (Guarantor Subsidiaries), other than certain minor subsidiaries (collectively, Non-Guarantor Subsidiaries). Such guarantees are full and unconditional, and joint and several. Separate financial statements of the Guarantor subsidiaries are not provided because Meritage Corporation (the parent company) has no independent assets or operations and the Non-Guarantor Subsidiaries are, individually and in the aggregate, minor. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

NOTE 5 – ACQUISITIONS

     Perma-Bilt Acquisition. Effective October 1, 2002, we purchased the homebuilding assets of Perma-Bilt Homes (“Perma-Bilt Homes” or “Perma-Bilt”), a builder of single-family homes in the Las Vegas, Nevada metropolitan area. The purchase price was approximately $46.6 million in cash including the repayment of existing debt in the amount of $16.7 million. We also assumed accounts payable, accrued liabilities and home sale deposits totaling $5.8 million. In addition, we agreed to an earn-out of 10% of the pre-tax profits of Perma-Bilt, payable in cash over three years. Perma-Bilt Homes builds a wide range of homes with a focus on serving the move-up housing markets in Nevada.

     Hammonds Acquisition. On July 1, 2002, we acquired substantially all of the homebuilding and related assets of Hammonds Homes, Ltd., and Crystal City Land & Cattle, Ltd., (collectively, “Hammonds Homes” or “Hammonds”). The purchase price was approximately $83.4 million in cash plus the assumption of accounts payable, accrued liabilities, and home sale deposits totaling $11.0 million and a note payable totaling $1.1 million. Established in 1987, Hammonds Homes builds a wide range of homes in communities throughout the Houston, Dallas/Ft. Worth and Austin, Texas areas with a focus on serving the move-up housing market.

     The following unaudited pro forma financial data for the three and six months ended June 30, 2003 and 2002 has been prepared as if the acquisitions of the assets and liabilities of Hammonds on July 1, 2002 and Perma-Bilt on October 1, 2002 had occurred on January 1, 2002. Unaudited pro forma financial data is presented for informational purposes only and is based on historical information. This information may not be indicative of our actual results had the transactions occurred on the dates listed above, nor does it purport to represent future periods (in thousands except per share amounts):

MERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
	actual	pro forma	actual	pro forma

Revenue	$333,833	$317,727	$617,243	$545,601
Net earnings	21,312	18,084	37,085	27,953
Diluted EPS	$1.55	$1.45	$2.70	$2.29

     Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The acquisitions of Hammonds and Perma-Bilt were recorded using the purchase method of accounting with the results of operations of these entities included in our consolidated financial statements as of the date of the acquisition. The purchase prices were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. Intangible assets equal to the excess purchase price over the fair value of the net assets of $21.3 million and $17.2 million for Hammonds and Perma-Bilt, respectively, were recorded as goodwill, which is presented on our consolidated balance sheets. The earnout of our Nevada division resulted in an increase in the carrying amount of goodwill of approximately $469,000 and $723,000 for the three and six months ended June 30, 2003, respectively. The earnout was negotiated at the time we acquired the Nevada operations and the calculation is based on a percentage of Perma-Bilt’s earnings for the period.

     Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” management selected January 1, 2003 as the date of our annual goodwill impairment test. During the first quarter of 2003 we completed our analysis concerning potential impairment of the goodwill carried on our balance sheet and it was determined that no impairment existed.

NOTE 6 – EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three and six months ended June 30, 2003 and 2002 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Basic:
Net earnings	$21,312	$14,938	$37,085	$23,504
Weighted average number of shares outstanding	12,985	11,665	13,013	11,401

Basic earnings per share	$1.64	$1.28	$2.85	$2.06

Diluted:
Net earnings	$21,312	$14,938	$37,085	$23,504
Weighted average number of shares outstanding-basic	12,985	11,665	13,013	11,401
Effect of dilutive securities:
Options to acquire common stock	762	849	702	831

Diluted weighted average common shares outstanding	13,747	12,514	13,715	12,232

Diluted earnings per share	$1.55	$1.19	$2.70	$1.92

Antidilutive stock options not included in diluted EPS	10	80	153	80

MERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

NOTE 7 – INCOME TAXES

     Components of income tax expense attributable to earnings before income taxes for the three and six months ended June 30, 2003 and 2002 are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Current taxes:
Federal	$11,665	$9,205	$20,179	$14,267
State	1,177	2,039	2,496	2,885

	12,842	11,244	22,675	17,152

Deferred taxes:
Federal	(160)	(1,202)	(160)	(1,602)
State	70	(174)	70	(205)

	(90)	(1,376)	(90)	(1,807)

Total	$12,752	$9,868	$22,585	$15,345

NOTE 8 – SEGMENT INFORMATION

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

     Operational information relating to our business segments follows. Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest expense, interest amortized to cost of sales, income taxes and extraordinary items (EBIT). EBIT is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and we believe is a financial measure widely used in the homebuilding industry. A reconciliation of reported net earnings to EBIT follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings	$21,312	$14,938	$37,085	$23,504
Income taxes	12,752	9,868	22,585	15,345
Interest	4,829	4,657	8,860	8,031

EBIT	$38,893	$29,463	$68,530	$46,880

MERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

     The accounting policies of our business segments are the same as those described in Note 1. There are no significant transactions between our primary segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Home Sales Revenue:
Texas	$130,253	$64,400	$251,756	$126,442
Arizona	83,184	108,999	150,309	173,725
California	77,952	73,042	145,255	116,005
Nevada	34,344	—	61,823	—

Total	$325,733	$246,441	$609,143	$416,172

EBIT:
Texas	$14,747	$7,985	$28,692	$16,739
Arizona	8,383	12,678	12,953	17,288
California	13,494	10,644	24,417	15,500
Nevada	5,777	—	9,356	—
Corporate and other	(3,508)	(1,844)	(6,888)	(2,647)

Total	$38,893	$29,463	$68,530	$46,880

	At June 30,	At December 31,
	2003	2002

	(in thousands)
Assets:
Texas	$367,317	$274,163
Arizona	285,141	230,176
California	142,746	113,467
Nevada	80,705	62,143
Corporate and other	11,505	11,839

Total	$887,414	$691,788

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projections of revenue, income or loss, capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; plans relating to our products or services, acquisitions, and new or planned development projects; the demand for and pricing of our homes; the expected outcome of legal proceedings against us; the sufficiency of our capital resources; the impact of new accounting standards; and our ability to continue positive operating results in light of current economic and political conditions, as well as assumptions relating to the foregoing.

     Actual results may differ materially from those expressed in forward-looking statements. Risks identified in Exhibit 99.1 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002, including those under the captions “Market for the Registrant’s Common Stock and Related Stockholder Matters - Factors That May Affect Future Stock Performance,” and in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Our Future Results and Financial Condition” describe factors, among others, that could contribute to or cause such differences. These factors may also affect our business generally. As a result of these and other factors, our stock and note prices may fluctuate dramatically.

Results Of Operations

     The following discussion and analysis of financial condition and results of operations is based on our consolidated unaudited financial statements for the three and six month periods ended June 30, 2003 and 2002. All material balances and transactions between us and our subsidiaries have been eliminated. In our opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

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

     The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual projects, the ultimate recoverability (or impairment) of these costs, goodwill impairment, the likelihood of closing lots held under option or contract, the ability to determine the fair value of real estate consolidated but not owned and the ability to estimate expenses and accruals, including legal and warranty reserves. Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from home sales may be uncertain. Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if we do not ultimately purchase the land. Our inability to accurately estimate expenses, accruals, or an impairment of real estate or goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.

     We acquired Hammonds Homes, a builder in Houston, Austin and Dallas, Texas, effective July 1, 2002, and Perma-Bilt Homes, which builds in the Las Vegas, Nevada area, effective October 1, 2002. The results presented below include the operations of these acquisitions since their dates of purchase and are not necessarily indicative of results to be expected in the future.

Home Sales Revenue, Sales Contracts and Net Sales Backlog

     The data provided below shows operating and financial data regarding our homebuilding activities (dollars in thousands).

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
			Increase			Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

Home Sales Revenue
Total
Dollars	$325,733	$246,441	32%	$609,143	$416,172	46%
Homes closed	1,258	1,022	23%	2,394	1,780	34%
Average sales price	$258.9	$241.1	7%	$254.4	$233.8	9%
Texas*
Dollars	$130,253	$64,400	102%	$251,756	$126,442	99%
Homes closed	641	376	70%	1,247	739	69%
Average sales price	$203.2	$171.3	19%	$201.9	$171.1	18%
Arizona
Dollars	$83,184	$108,999	(24)%	$150,309	$173,725	(13)%
Homes closed	291	465	(37)%	541	750	(28)%
Average sales price	$285.9	$234.4	22%	$277.8	$231.6	20%
California
Dollars	$77,952	$73,042	7%	$145,255	$116,005	25%
Homes closed	176	181	(3)%	334	291	15%
Average sales price	$442.9	$403.5	10%	$434.9	$398.6	9%
Nevada**
Dollars	$34,344	—	n/a	$61,823	—	n/a
Homes closed	150	—	n/a	272	—	n/a
Average sales price	$229.0	—	n/a	$227.3	—	n/a

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
			Increase			Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

Sales Contracts
Total
Dollars	$463,189	$297,648	56%	$876,053	$590,730	48%
Homes ordered	1,877	1,144	64%	3,459	2,304	50%
Average sales price	$246.8	$260.2	(5)%	$253.3	$256.4	(1)%
Texas*
Dollars	$181,602	$85,268	113%	$342,737	$171,252	100%
Homes ordered	883	462	91%	1,674	934	79%
Average sales price	$205.7	$184.6	11%	$204.7	$183.4	12%
Arizona
Dollars	$153,252	$111,491	37%	$276,905	$228,095	21%
Homes ordered	605	438	38%	1,052	894	18%
Average sales price	$253.3	$254.5	***	$263.2	$255.1	3%
California
Dollars	$75,095	$100,889	(26)%	$164,870	$191,383	(14)%
Homes ordered	169	244	(31)%	349	476	(27)%
Average sales price	$444.3	$413.5	7%	$472.4	$402.1	17%
Nevada**
Dollars	$53,240	—	n/a	$91,541	—	n/a
Homes ordered	220	—	n/a	384	—	n/a
Average sales price	$242.0	—	n/a	$238.4	—	n/a

	At June 30,		Percentage
			Increase
	2003	2002	(Decrease)

Net Sales Backlog
Total
Dollars	$804,674	$549,510	46%
Homes in backlog	3,135	2,126	47%
Average sales price	$256.7	$258.5	(1)%
Texas*
Dollars	$309,880	$160,461	93%
Homes in backlog	1,512	888	70%
Average sales price	$204.9	$180.7	13%
Arizona
Dollars	$270,751	$260,355	4%
Homes in backlog	977	920	6%
Average sales price	$277.1	$283.0	(2)%
California
Dollars	$156,542	$128,694	22%
Homes in backlog	348	318	9%
Average sales price	$449.8	$404.7	11%
Nevada**
Dollars	$67,501	—	n/a
Homes in backlog	298	—	n/a
Average sales price	$226.5	—	n/a

* Three months ended June 30, 2003 amounts include 230 ($50,183) homes closed and 368 ($80,762) homes ordered from Hammonds Homes. Six months ended June 30, 2003 amounts include 450 ($97,100) homes closed and 619 ($135,578) homes ordered from Hammonds. Homes in backlog at June 30, 2003 include 555 ($120,598) from Hammonds Homes.

** Amounts are for Perma-Bilt Homes, acquired effective October 1, 2002.

*** Less than 1%

     Home Sales Revenue. The increases in total home sales revenue and number of homes closed in the second quarter and first six months of 2003 compared to the same periods of 2002 result mainly from the addition of Hammonds Homes and Perma-Bilt Homes to our operations in the second half of 2002. Together, Hammonds and Perma-Bilt closed 380 homes with a value of $84.5 million in the second quarter of 2003, and together closed 722 homes with a value of $158.9 million in the six months ended June 30, 2003. The number of closings in Arizona for the three months ended June 30, 2002 was down 37% from the same period last year, due mainly to the sell-out of communities in the Phoenix area earlier than anticipated and delays in opening replacement communities in the second half of 2002, which is now impacting closings.

     Sales Contracts. Sales contracts for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include sales contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate approximating 25% or less of gross sales, which we believe is consistent with industry standards. In the second quarter of 2003, the number of homes ordered was up 64% over the prior year’s second quarter, reflecting a combined 588 orders with a value of $134.0 million from Hammonds and Perma-Bilt. Together, Hammonds and Perma-bilt contributed 1,003 home orders with a value of $227.1 million during the first half of 2003. The number of homes ordered in Arizona is up 38% for the second quarter of 2003, reflecting the openings of new communities replacing those in which we sold out during the second half of 2002. Our California orders are down for the three and six months ended June 30, 2003, due to the earlier than anticipated sell-out of communities ahead of their replacement communities, which we expect to be open for sales later this year.

     Net Sales Backlog. Backlog represents net sales contracts that have not closed. Total dollar backlog at June 30, 2003 increased 46% over the June 30, 2002 amount due to an increase in the number of homes in backlog, which at June 30, 2003 increased 47% over the same date in the prior year. These increases resulted primarily to the inclusion of 853 homes from the Hammonds and Perma-Bilt operations.

Other Operating Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Home Sales Gross Profit
Dollars	$65,364	$50,120	$121,718	$81,811
Percent of home sales revenue	20.1%	20.3%	20.0%	19.7%
Commissions and Other Sales Costs
Dollars	$21,328	$15,300	$41,073	$26,596
Percent of home sales revenue	6.5%	6.2%	6.7%	6.4%
General and Administrative Costs
Dollars	$12,076	$11,324	$24,288	$18,789
Percent of total revenue	3.6%	4.5%	3.9%	4.5%
Income Taxes
Dollars	$12,752	$9,868	$22,585	$15,345
Percent of earnings before income taxes	37.4%	39.8%	37.8%	39.5%

     Home Sales Gross Profit. Gross profit equals home sales revenue, net of cost of home sales, which include developed lot costs, home construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), amortization of capitalized interest, sales tax, warranty, construction overhead and closing costs. The dollar increases in gross profit for the three and six months ended June 30, 2003 are attributable to the increase in the number and dollar value of homes closed. Home sales gross profit percentages for both periods were basically consistent with the margins we achieved in the comparable periods in 2002, with variances due to changes in our product mix.

     Commissions and Other Sales Costs. Commissions and other sales costs, such as advertising and sales office expenses, were approximately $21.3 million, or 6.5% of home sales revenue, in the three months ended June 30, 2003, as compared to approximately $15.3 million, or 6.2% of home sales revenue in the second quarter of 2002. For the first six months of 2003, commissions and other sales costs were approximately $41.1 million, or 6.7% of home sales revenue, compared with $26.6 million, or 6.4%, of home sales revenue for the first half of 2002. Commissions increased approximately 10 basis points for the three and six months ended June 20, 2003 over 2002, and other sales costs increased approximately 25 basis points for the same periods, mainly due to higher marketing costs in 2003.

     General and Administrative Costs. General and administrative (G&A) expenses were approximately $12.1 million, or 3.6% of total revenue in the second quarter of 2003, as compared to approximately $11.3 million, or 4.5% of total revenue in the second quarter of 2002. For the first six months of 2003, general and administrative expenses were approximately $24.3 million, or 3.9% of total revenue, compared with $18.8 million, or 4.5% of total revenue for the first half of 2002. Operating costs in 2003 were slightly lower as a percentage of revenue in comparison to the prior year due mainly to the June 2002 end to the California earn-out payment per the terms of the purchase contract when we acquired the division. General and administrative expenses include earn-out costs of approximately $2.1 million and $3.0 million for the three and six months ended June 30, 2002, respectively, whereas the 2003 amounts do not. Offsetting this variance is compensation expense for the president of our Nevada division of approximately $469,000 and $723,000 for the three and six months ended June 30, 2003, respectively. In connection with our October 2002 acquisition of Perma-Bilt Homes, we entered into an agreement with that division president which provides him with a bonus based on pre-tax net income of our Nevada division for each of the three years subsequent to the acquisition. We are also recognizing lower G&A costs in 2003 due to savings from the successful integration of our recent acquisitions and other economies of scale.

     Income Taxes. The increases in the dollar value of income taxes for the three and six months ended June 30, 2003 from the prior year resulted from increases in pre-tax income. On a percentage basis, we experienced a decrease in the effective tax rate to 37.4% and 37.8% for the three and six months ended June 30, 2003, respectively. These decreases were due to increased revenue in Texas and Nevada, which are states with limited corporate state income tax.

Liquidity and Capital Resources

     Our principal uses of capital for the quarter ended June 30, 2003 were operating expenses, land purchases, lot development and home construction. We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

     Cash flows for each of our communities depends on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are capitalized, income reported for financial statement purposes during those early stages may significantly exceed cash flow. Future cash flows may significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs.

     We enter into various options and purchase contracts for land as a normal course of business. Except for our specific performance options none of these agreements require us to purchase lots. Our option to purchase lots remains effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the agreement. The pre-established number is typically structured to approximate our expected rate of home orders.

     At June 30, 2003, $163.5 million of borrowings were outstanding under our senior unsecured revolving credit facility, with unborrowed availability under the bank credit facility of approximately $68.8 million.

     This credit facility contains certain financial and other covenants, including:

•	requiring the maintenance of tangible net worth;

•	requiring the maintenance of a minimum interest coverage ratio;

•	establishing a maximum permitted total leverage ratio;

•	imposing limitations on the incurrence of additional indebtedness and liens;

•	imposing restrictions on investments, dividends and certain other payments;

•	imposing restrictions on sale-leaseback transactions and the incurrence of off-balance sheet liabilities; and

•	imposing limitations on the maximum net book value of specified land holdings as a percentage of consolidated tangible net worth.

     In February 2003, we completed an add-on offering of $50 million in aggregate principal amount of our 9.75% senior notes due June 1, 2001, the proceeds of which were used to pay down our senior unsecured revolving credit facility. The notes were issued at a price of 103.25% of their face amount to yield 9.054%, and together with the May 2001 offering, constitute a single series of notes.

     Our senior notes require us to comply with a number of covenants that restrict certain transactions, including:

•	limitations on additional indebtedness;

•	limitations on the payment of dividends, redemption of equity interests and certain investments;

•	maintenance of a minimum level of consolidated tangible net worth;

•	limitations on liens securing certain obligations; and

•	limitations on the sale of assets, mergers and consolidations and transactions with affiliates.

     As of June 30, 2003, we were in compliance with the credit facility and senior note covenants.

     We believe that our current borrowing capacity, cash on hand at June 30, 2003, and anticipated net cash flows are and will be sufficient to meet liquidity needs for the foreseeable future. There is no assurance, however, that future cash flows will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

Seasonality

     We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and semi-custom luxury products. We expect this seasonal trend to continue, although it may vary if our operations continue to expand.

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

     We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility. The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates, both upwards and downwards. As of June 30, 2003, we had $163.5 million drawn under our revolving credit facility that is subject to changes in interest rates. An increase or decrease of 1% in interest rates would change our annual debt service payments by approximately $1.0 million per year. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

Item 4. Controls and Procedures

     Meritage’s co-chief executive officers and chief financial officer have concluded based on their evaluation as of the end of the period covered by this Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on May 21, 2003. At the Annual Meeting, the stockholders elected John R. Landon, Robert G. Sarver, Peter L. Ax and C. Timothy White to serve as Directors for a two-year term. Steven J. Hilton, Raymond (Ray) Oppel and William G. Campbell continued as Directors after the meeting.

     Stockholders holding 12,837,660 shares or 99.22% of the outstanding shares, were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee for director follows:

		Votes Against
	Votes For	or Withheld
John R. Landon	12,673,397	164,263

Robert G. Sarver	12,710,537	127,123

Peter L. Ax	12,715,774	121,886

C. Timothy White	12,571,546	266,114

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit		Page or
Number	Description	Method of Filing

10.1	Amended and Restated Employment Agreement between the Company and Steven J. Hilton	Incorporated by reference to Exhibit 10.1 of Form 8-K filed July 9, 2003

10.2	Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton	Incorporated by reference to Exhibit 10.2 of Form 8-K filed July 9, 2003

10.3	Employment Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 8-K filed July 9, 2003

10.4	Amended and Restated Change of Control Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.2 of Form 8-K filed July 9, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith

31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Steven J. Hilton, Co-Chief Executive Officer	Furnished herewith

32.2	Section 1350 Certification of John R. Landon, Co-Chief Executive Officer	Furnished herewith

32.3	Section 1350 Certification of Larry W. Seay, Chief Financial Officer	Furnished herewith

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Filed herewith

     (b)  Reports on Form 8-K

1.	On June 13, 2003 we filed a Form 8-K/A for the purpose of amending our 8-K related to the acquisition of Hammonds Homes to include footnotes to the unaudited pro forma financial statements, which had been inadvertently omitted.

2.	On July 2, 2003 we filed a Form 8-K/A for the purpose of amending our 8-K related to the acquisition of Perma-Bilt Homes to include historical financial statements of Perma-Bilt.

3.	On July 2, 2003 we filed a Form 8-K/A for the purpose of amending our 8-K related to the acquisition of Hammonds Homes to provide unaudited interim financial statements and an updated pro forma combined statement of earnings relating to Hammonds Homes.

4.	On July 9, 2003 we filed a Form 8-K for the purpose of filing representative forms of employment and change of control agreements for our co-CEO’s and co-chairmen and to furnish a press release related to Meritage’s second quarter new orders, closings and backlog.

5.	On July 22, 2003 we filed a Form 8-K for the purpose of furnishing a press release related to the announcement of our second quarter 2003 earnings and other results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of August 2003.

MERITAGE CORPORATION, a Maryland Corporation

By /s/ LARRY W. SEAY

Larry W. Seay Chief Financial Officer and Vice President-Finance (Principal Financial Officer and Duly Authorized Officer)

By /s/ VICKI L. BIGGS

Vicki L. Biggs Vice President Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit		Page or
Number	Description	Method of Filing

10.1	Amended and Restated Employment Agreement between the Company and Steven J. Hilton	Incorporated by reference to Exhibit 10.1 of Form 8-K filed July 9, 2003

10.2	Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton	Incorporated by reference to Exhibit 10.2 of Form 8-K filed July 9, 2003

10.3	Employment Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 8-K filed July 9, 2003

10.4	Amended and Restated Change of Control Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.2 of Form 8-K filed July 9, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith

31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Steven J. Hilton, Co-Chief Executive Officer	Furnished herewith

32.2	Section 1350 Certification of John R. Landon, Co-Chief Executive Officer	Furnished herewith

32.3	Section 1350 Certification of Larry W. Seay, Chief Financial Officer	Furnished herewith

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Filed herewith