Form 10-Q
period 2003-09-30
MERITAGE CORP
filed 2003-11-12
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 1-9977

MERITAGE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	86-0611231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8501 E. Princess Drive, Suite 290 Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)

(480) 609-3330
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes☒    No☐

As of November 5, 2003, 13,118,767 shares of Meritage Corporation common stock were outstanding.

MERITAGE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2003	December 31, 2002
	(in thousands, except share data)
Assets
Cash and cash equivalents	$6,910	$6,600
Real estate	668,495	484,970
Consolidated real estate not owned	34,715	—
Deposits on real estate under option or contract	100,475	77,516
Receivables	7,961	8,894
Deferred tax asset, net	3,060	2,701
Goodwill	75,329	73,785
Property and equipment, net	24,521	14,007
Prepaid expenses and other assets	14,102	13,941
Investments in unconsolidated entities	21,161	9,374

Total assets	$956,729	$691,788

Liabilities
Accounts payable	$65,214	$52,133
Accrued liabilities	70,836	41,329
Home sale deposits	28,948	16,091
Liabilities related to consolidated real estate not owned	24,638	—
Loans payable	95,550	109,927
Senior notes	288,260	155,000

Total liabilities	573,446	374,480

Minority interest related to consolidated real estate not owned	7,037	—

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 15,355,780 and 15,227,460 shares issued at September 30, 2003 and December 31, 2002, respectively	154	152
Additional paid-in capital	198,594	197,320
Retained earnings	211,050	148,209
Treasury stock at cost, 2,302,226 and 2,137,926 shares at September 30, 2003 and December 31, 2002, respectively	(33,552)	(28,373)

Total stockholders’ equity	376,246	317,308

Total liabilities and stockholders’ equity	$956,729	$691,788

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Home sales revenue	$380,752	$328,514	$989,895	$744,686
Land sales revenue	—	615	8,100	5,615
	380,752	329,129	997,995	750,301

Cost of home sales	(304,013)	(264,271)	(791,438)	(598,856)
Cost of land sales	—	(452)	(6,859)	(5,311)
	(304,013)	(264,723)	(798,297)	(604,167)

Home sales gross profit	76,739	64,243	198,457	145,830
Land sales gross profit	—	163	1,241	304
	76,739	64,406	199,698	146,134

Commissions and other sales costs	(23,461)	(17,644)	(64,534)	(44,240)
General and administrative costs	(14,403)	(11,518)	(38,691)	(30,307)
Other income, net	1,839	1,502	3,911	4,008

Earnings before income taxes	40,714	36,746	100,384	75,595
Income taxes	(14,959)	(14,309)	(37,544)	(29,654)
Net earnings	$25,755	$22,437	$62,840	$45,941

Weighted average number of shares:
Basic	13,033	13,514	13,020	12,105
Diluted	13,837	14,239	13,756	12,841

Net earnings per common share:
Basic	$1.98	$1.66	$4.83	$3.80
Diluted	$1.86	$1.58	$4.57	$3.58

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net earnings	$62,840	$45,941
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,731	4,731
(Increase) decrease in deferred tax asset	(359)	94
Tax benefit from stock option exercises	—	4,923
Changes in operating assets and liabilities, excluding the effects of 2002 acquisitions:
Increase in real estate	(183,525)	(73,846)
Increase in deposits on real estate under option or contract	(25,998)	(15,245)
Decrease in receivables and prepaid expenses and other assets	11	1,324
Increase in accounts payable and accrued liabilities	42,588	17,286
Increase in home sale deposits	12,857	4,222
Net cash used in operating activities	(85,855)	(10,570)

Cash flows from investing activities:
Investments in and distributions from unconsolidated entities, net	(11,787)	(1,957)
Cash paid for acquisitions	—	(83,354)
Purchases of property and equipment	(15,478)	(5,081)
Increase in goodwill	(1,544)	(2,666)
Net cash used in investing activities	(28,809)	(93,058)

Cash flows from financing activities:
Proceeds from loans payable	865,335	510,188
Repayments of loans payable	(879,711)	(484,584)
Proceeds from issuance of senior notes	133,260	—
Proceeds from sale of common stock, net	—	79,676
Purchase of treasury stock	(5,180)	(1,057)
Proceeds from stock option exercises	1,270	2,773
Net cash provided by financing activities	114,974	106,996

Net increase in cash and cash equivalents	310	3,368
Cash and cash equivalents at beginning of period	6,600	3,383
Cash and cash equivalents at end of period	$6,910	$6,751

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,101	$10,178
Income taxes	$38,753	$20,370

Supplemental disclosure of non-cash flow activity:
Increase in consolidated real estate not owned	$(31,675)	——

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Business.  We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona, California and Nevada, based on the number of home closings.  We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base.  We and our predecessors have operated in Arizona since 1985, in Texas since 1987, in Northern California since 1989 and in Nevada since 1993.

We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes, in Arizona as Monterey Homes, Hancock Communities and Meritage Homes, in Northern California as Meritage Homes and in Nevada as Perma-Bilt Homes.  At September 30, 2003, we were actively selling homes in 151 communities, with base prices ranging from $95,000 to $910,000.  We have four primary business segments: Texas, Arizona, California and Nevada.  See Note 8 to our consolidated financial statements included in this report for information regarding our segments.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Meritage Corporation, those of our consolidated subsidiaries and consolidated variable interest entities. Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to be consistent with current period financial statement presentation.  In our opinion, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position and results of operations for the periods presented.  The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods.  These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation.  At September 30, 2003, we had one stock-based employee compensation plan.  We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, as allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123.  We have not issued options with exercise prices below the market value on the date of the grant, therefore we have not recognized compensation expense for our stock-based plan.  Had compensation cost for these plans been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,
		(in thousands, except per share amounts)
		2003	2002	2003	2002
Net earnings	As reported	$25,755	$22,437	$62,840	$45,941
	Deduct*	(897)	(787)	(2,546)	(1,358)
	Pro forma	$24,858	$21,650	$60,294	$44,583

Basic earnings per share	As reported	$1.98	$1.66	$4.83	$3.80
	Pro forma	$1.91	$1.60	$4.63	$3.68
Diluted earnings per share	As reported	$1.86	$1.58	$4.57	$3.58
	Pro forma	$1.80	$1.52	$4.38	$3.47

*Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

For the purpose of providing pro forma disclosures, the fair value for options granted in the three and nine months ended September 30, 2003 and 2002 was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Expected dividend yield	n/a	0%	0%	0%
Risk-free interest rate	n/a	4.5%	3.3%	4.6%
Expected volatility	n/a	54.8%	54.7%	54.9%
Expected life (in years)	n/a	7	7	7
Weighted average fair value of options	n/a	$27.63	$18.62	$23.60

We have generally granted options only to employees and non-employee directors.  To date, the amount of compensation expense recorded in association with granting options to other individuals has not been material.

Common Stock Repurchase. In August 2002, our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities laws, and at times and in amounts as management deems appropriate.  By September 30, 2003, we had repurchased 664,300 shares of our common stock under the August 2002 program at an average price of $33.61 per share.  We did not repurchase any shares under this program in the third quarter of 2003.

Warranty Reserves.  We have certain obligations related to post-construction warranties and defects related to homes closed.  At September 30, 2003, we had approximately $8.4 million accrued for various warranty claims which is recorded in accrued liabilities on the accompanying consolidated balance sheets.  Our reserves are estimated based on historical data and trends with respect to similar geographic areas and product types.  We believe our reserves are adequate to cover potential costs for materials and labor related to post-construction warranties and defects.  A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Warranty reserve, beginning of period	$7,723	$4,766	$6,676	$4,071
Additions to reserve	1,865	1,607	5,198	4,130
Warranty claims	(1,230)	(776)	(3,516)	(2,604)
Warranty reserve, end of period	$8,358	$5,597	$8,358	$5,597

Recent Accounting Pronouncements.  In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.”  FIN 46 addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities) and requires certain additional disclosure with respect to these entities.  We adopted certain required provisions of FIN 46 in the first quarter of 2003 and its impact on our financial position is discussed in Note 3 to our consolidated financial statements included in this report.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	September 30, 2003	December 31, 2002

Homes under contract, in production	$322,105	$191,761
Finished home sites	145,139	123,500
Home sites under development	90,919	66,552
Homes held for resale	74,744	55,273
Model homes	22,082	19,160
Land held for development	13,506	28,724
	$668,495	$484,970

We capitalize certain interest costs to real estate during the development and construction period. Capitalized interest is allocated and capitalized to real estate when incurred and charged to cost of sales when the related property is closed.  Summaries of interest incurred, interest capitalized and interest expensed follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Interest capitalized at beginning of period	$12,040	$10,050	$8,781	$8,746
Interest capitalized	6,609	4,808	18,728	14,143
Amortization to cost of home and land sales	(5,653)	(5,886)	(14,513)	(13,917)
Interest capitalized end of period	$12,996	$8,972	$12,996	$8,972

Interest incurred	$6,609	$4,808	$18,728	$14,143
Interest capitalized	(6,609)	(4,808)	(18,728)	(14,143)
Interest expensed	$—	$—	$—	$—

NOTE 3 – CONSOLIDATED REAL ESTATE NOT OWNED

Pursuant to FASB Interpretation No. 46, or FIN 46, a variable interest entity, or VIE, is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed a VIE pursuant to FIN 46, the enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.  FIN 46 is effective immediately for VIE’s created after January 31, 2003.  The FASB has delayed implementation of FIN 46 for VIE’s created prior to February 1, 2003, provided the reporting entity has not issued financial statements reporting the variable interest entity created before that date in accordance with FIN 46.  The delay means that companies must complete their evaluations of variable interest entities and consolidate those where they are the primary beneficiary in financial statements issued for the first interim or annual period ending after December 15, 2003.  We have decided to delay the implementation of FIN 46 for VIE’s created before February 1, 2003.  Accordingly, we will implement the necessary requirements by December 31, 2003.  If we had implemented FIN 46 for VIE’s created prior to February 1, 2003, an increase of approximately $12 to $14 million in consolidated real estate not owned, with a corresponding credit relating to these assets recorded to liabilities and minority interest, net of the related cash option deposits paid, would have been reflected on our balance sheet at September 30, 2003.

Based on the provisions of FIN 46, we have concluded that when we enter into a purchase contract or option agreement to acquire land or lots (“options”) from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur.  For each VIE created we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46.  If we are deemed to be the primary beneficiary of the VIE we will consolidate it in our consolidated financial statements.  As prescribed by FIN 46, the fair value of the VIE’s assets will be reported as “Consolidated Real Estate Not Owned”.  To the extent we have been able to determine that the value of the land or lots under option to Meritage represents less than half of the fair value of the assets owned by the VIE, then FIN 46 does not require consolidation of the VIE.

The table below presents a summary of our lots under option at September 30, 2003 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value*	Purchase Price	Cash	Letters of Credit

Specific performance options **	667	$25,953	$25,953	$1,315	—
Options recorded on balance sheet**	327	8,762	9,469	1,724	—
Total options recorded on balance sheet**	994	34,715	35,422	3,039	—

Options/purchase contracts not recorded on balance sheet - non-refundable deposits**	20,918	—	828,694	97,290	$15,575
Options/purchase contracts not recorded on balance sheet - refundable deposits***	4,057	—	96,229	3,185	—
Total options not recorded on balance sheet	24,975	—	924,923	100,475	15,575
Total options	25,969	$34,715	$960,345	$103,514	$15,575

Note: Except for our specific performance options, our option agreements do not require us to purchase lots.  Our option to purchase lots remains effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the agreement.  The pre-established number of lots typically is structured to approximate our expected rate of home orders.

* Fair value of specific performance options approximates purchase price due to the short-lived nature of the options.

** Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

*** Deposits are refundable at our sole discretion.

At September 30, 2003, the amount of VIE assets included on our balance sheet is approximately $34.7 million, which represents the estimated fair value of the specific performance options and the other VIE assets, and is recorded as consolidated real estate not owned.  The corresponding credit relating to these assets is to liabilities and minority interest, net of the related cash option deposits we have already paid.  At September 30, 2003, the liabilities and minority interest total approximately $24.6 million and $7.0, respectively, which is net of option deposits of approximately $3.0 million.

The options recorded on our balance sheet represent all specific performance options and only those non-specific performance options which we entered into since February 1, 2003 and which are required to be consolidated by FIN 46.  We do not have any ownership interest in the VIE’s that hold the lots and accordingly do not have legal or other access to the VIE’s books or records.  Therefore, it is not possible for us to accurately determine the underlying capital structure of the VIE’s.  Creditors of these VIE’s have no recourse against Meritage.

The determination of fair value involves the establishment of a probability-weighted discounted cash flow model.  Accordingly, the fair value of the lots under option typically will not equal the actual purchase price.  The actual contractual purchase price of these lots has also been provided in the table for additional disclosure.  Since we do not have access to the VIE’s records, we have used the per lot fair value established at the inception of the option transaction as the carrying value.

Not all of our option agreements are determined to be VIE’s.  The maximum exposure to loss in these options (as with all of our options) is limited to our option deposit.  In some cases, our option deposits are refundable if certain contractual conditions are not performed by the party selling the lots.

We have evaluated the impact of the consolidation of options relating to VIE’s under the indenture for our senior notes and the agreement for our senior unsecured credit facility, including the calculation of our financial covenant ratios and have determined whether obligations relating to consolidated VIE’s fall within the definition of indebtedness under those agreements.  We do not believe that the consolidation of certain VIE’s pursuant to FIN 46 currently has or will have a material adverse affect under our indenture or credit facility agreement.

NOTE 4 – LOANS PAYABLE AND SENIOR NOTES

Loans payable consist of the following (in thousands):

	September 30, 2003	December 31, 2002
$ 250 million unsecured revolving credit facility maturing December 12, 2005 with extension provisions, with interest payable monthly approximating prime (4.0% at September 30, 2003) or LIBOR (approximately 1.1536% at September 30, 2003) plus 2.0%.	$93,800	$107,565

Acquisition and development seller carry back financing, interest payable at a fixed rate of 15% per annum, principal and interest payable at the date of the sale of individual properties to a third party, secured by first deeds of trust on real estate.	1,150	2,362

Acquisition and development seller carry back financing, interest payable at a fixed rate of 7% per annum, principal and interest payable at July 1, 2004, secured by first deeds of trust on real estate.	600	—

Total loans payable	$95,550	$109,927

At September 30, 2003, our outstanding 9.75% senior notes due 2011 totaled approximately $288.3 million, which includes $155.0 million in principal amount issued in May 2001, and add-ons of $51.5 million and $81.8 million, including unamortized premiums, issued in February 2003 and September 2003, respectively.  The add-on offerings of $50 and $75 million in aggregate principal amount of our 9.75% senior notes were issued at prices of 103.25% and 109.0% of their face amounts to yield 9.054% and 7.642%, respectively, and together with the May 2001 offering, constitute a single series of notes.

The bank credit facility and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the nine months ended September 30, 2003, we were in compliance with these covenants.  The senior unsecured notes restrict our ability to pay dividends.

Obligations to pay principal and interest on the bank credit facility and senior unsecured notes are guaranteed by all of our subsidiaries, each of which is directly or indirectly 100% owned by Meritage Corporation (Guarantor Subsidiaries), other than certain minor subsidiaries (collectively, Non-Guarantor Subsidiaries).  Such guarantees are full and unconditional, and joint and several.  Separate financial statements of the Guarantor subsidiaries are not provided because Meritage Corporation (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the Non-Guarantor Subsidiaries are, individually and in the aggregate, minor.  There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

NOTE 5 – ACQUISITIONS

Perma-Bilt Acquisition.  Effective October 1, 2002, we purchased the homebuilding assets of Perma-Bilt Homes (“Perma-Bilt Homes” or “Perma-Bilt”), a builder with a focus on move-up single-family homes in the Las Vegas, Nevada metropolitan area.  The purchase price was approximately $46.6 million in cash including the repayment of existing debt in the amount of $16.7 million.  We also assumed accounts payable, accrued liabilities and home sale deposits totaling $5.8 million.  In addition, we agreed to an earn-out of 10% of the pre-tax profits of Perma-Bilt, payable in cash over three years.  Perma-Bilt Homes is included in our Nevada operating segment for segment reporting.

Hammonds Acquisition.  On July 1, 2002, we acquired substantially all of the homebuilding and related assets of Hammonds Homes, Ltd., and Crystal City Land & Cattle, Ltd., (collectively, “Hammonds Homes” or “Hammonds”).  The purchase price was approximately $83.4 million in cash plus the assumption of accounts payable, accrued liabilities, and home sale deposits totaling $11.0 million and a note payable totaling $1.1 million. Established in 1987, Hammonds Homes builds a wide range of homes in communities throughout the Houston, Dallas/Ft. Worth and Austin, Texas areas with a focus on serving the move-up housing market.  Hammonds is included in our Texas operating segment for segment reporting.

The following unaudited pro forma financial data for the three and nine months ended September 30, 2002 has been prepared as if the acquisitions of the assets and liabilities of Hammonds on July 1, 2002 and Perma-Bilt on October 1, 2002 had occurred on January 1, 2002.  Unaudited pro forma financial data is presented for informational purposes only and is based on historical information.  This information may not be indicative of our actual results had the transactions occurred on the dates listed above, nor does it purport to represent future periods (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 actual	2002 pro forma	2003 actual	2002 pro forma
Revenue	$380,752	$354,586	$997,995	$900,187
Net earnings	$25,755	$23,814	$62,840	$51,767
Diluted EPS	$1.86	$1.671	$4.57	$4.03

Goodwill.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisitions of Hammonds and Perma-Bilt were recorded using the purchase method of accounting, with the results of operations of these entities included in our consolidated financial statements as of the date of the acquisitions.  The purchase prices were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition.  Intangible assets equal to the excess purchase price over the fair value of the net assets of $21.3 million and $17.2 million for Hammonds and Perma-Bilt, respectively, were recorded as goodwill, which is included on our consolidated balance sheets.  The earn-out of our Nevada division resulted in an increase in the carrying amount of goodwill of approximately $653,000 and $1.4 million for the three and nine months ended September 30, 2003, respectively.  The earnout was negotiated at the time we acquired the Nevada operations and the calculation is based on a percentage of Perma-Bilt’s earnings for these periods.

Goodwill also increased approximately $168,000 for the three and nine months ended September 30, 2003, from the earn-out adjustment to goodwill in our Arizona division, which resulted from our acquisition of Hancock Communities.

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” management selected January 1 as the date of our annual goodwill impairment test.  During the first quarter of 2003 we completed our analysis concerning potential impairment of the goodwill carried on our balance sheet and it was determined that no impairment existed.

NOTE 6 – EARNINGS PER SHARE

A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three and six months ended September 30, 2003 and 2002 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Basic:
Net earnings	$25,755	$22,437	$62,840	$45,941
Weighted average number of shares outstanding	13,033	13,514	13,020	12,105
Basic earnings per share	$1.98	$1.66	$4.83	$3.80

Diluted:
Net earnings	$25,775	$22,437	$62,840	$45,941
Weighted average number of shares outstanding-basic	13,033	13,514	13,020	12,105
Effect of dilutive securities:
Options to acquire common stock	804	725	736	736
Diluted weighted average common shares outstanding	13,837	14,239	13,756	12,841

Diluted earnings per share	$1.86	$1.58	$4.57	$3.58

Antidilutive stock options not included in diluted EPS	$—	295	$—	295

NOTE 7 – INCOME TAXES

Components of income tax expense (benefit) attributable to earnings before income taxes for the three and nine months ended September 30, 2003 and 2002 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Current taxes:
Federal	$13,575	$10,445	$33,754	$24,712
State	1,653	1,963	4,149	4,848
	15,228	12,408	37,903	29,560
Deferred taxes:
Federal	(116)	1,668	(276)	66
State	(153)	233	(83)	28
	(269)	1,901	(359)	94

Total	$14,959	$14,309	$37,544	$29,654

NOTE 8 – SEGMENT INFORMATION

We classify our operations into four primary operating segments:  Texas, Arizona, California and Nevada.  These segments generate revenue through home sales to external customers and are not dependent on any one major customer.  During the fourth quarter of 2002 we changed the composition of our reportable segments. Previously, we classified our operations into two segments, first-time and volume priced homes.  This previous classification structure placed our various divisions into two categories based on the primary price range of homes built by that division.  We changed our classification structure because as our divisions broadened the price ranges of homes offered, it became impractical to place a division in one or the other category.  Accordingly, the current structure summarizes our divisions by the state in which they are located.  We have restated the corresponding items of segment information for 2002.

Operational information relating to our business segments follows.  Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest expense, interest amortized to cost of sales and income taxes (EBIT).  EBIT is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and we believe is a financial measure widely used in the homebuilding industry.  A reconciliation of reported net earnings to EBIT follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)

Net earnings	$25,755	$22,437	$62,840	$45,941
Income taxes	14,959	14,309	37,544	29,654
Interest	5,653	5,886	14,513	13,917
EBIT	$46,367	$42,632	$114,897	$89,512

The accounting policies of our business segments are the same as those described in Note 1.  There are no significant transactions between our primary segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Home Sales Revenue:
Texas	$153,495	$132,129	$405,251	$258,571
Arizona	83,774	122,948	234,083	296,673
California	96,459	73,437	241,714	189,442
Nevada	47,024	—	108,847	—
Total	$380,752	$328,514	$989,895	$744,686

EBIT:
Texas	$18,700	$13,624	$47,393	$30,363
Arizona	7,845	18,285	20,797	35,573
California	16,347	12,272	40,764	27,772
Nevada	8,055	—	17,411	—
Corporate and other	(4,580)	(1,549)	(11,468)	(4,196)
Total	$46,367	$42,632	$114,897	$89,512

	At September 30, 2003	At December 31, 2002
	(in thousands)
Assets:
Texas	$371,695	$274,163
Arizona	340,559	230,176
California	150,294	113,467
Nevada	79,952	62,143
Corporate and other	14,229	11,839
Total	$956,729	$691,788

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

Results Of Operations

The following discussion and analysis of financial condition and results of operations is based on our consolidated unaudited financial statements for the three and nine month periods ended September 30, 2003 and 2002.  All material balances and transactions between us and our subsidiaries have been eliminated.  In our opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.  The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

We acquired Hammonds Homes, a builder in Houston, Austin and Dallas, Texas, effective July 1, 2002, and Perma-Bilt Homes, which builds in the Las Vegas, Nevada area, effective October 1, 2002.  The results presented below include the operations of these acquisitions since their dates of purchase and are not necessarily indicative of results to be expected in the future.

Critical Accounting Policies

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for December 31, 2002.  Certain accounting policies require us to make significant judgments, assumptions and estimates that have a material impact on the carrying value of certain assets and liabilities, and revenues and costs which we consider to be critical accounting policies.  The judgments, assumptions and estimates we use are based on historical experience, knowledge of the accounts and other factors which we believe to be reasonable under the circumstances.  We evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual projects, the ultimate recoverability (or impairment) of these costs, goodwill impairment, the likelihood of closing lots held under option or contract, the ability to determine the fair value of real estate consolidated but not owned and liabilities and minority interest related to such, and the ability to estimate expenses and accruals, including legal and warranty reserves.  Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from home sales may be uncertain.  Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if we do not ultimately purchase the land.  Our inability to accurately estimate expenses, accruals, or an impairment of real estate or goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.

Home Sales Revenue, Sales Contracts and Net Sales Backlog

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
Home Sales Revenue	2003	2002		2003	2002
Total
Dollars	$380,752	$328,514	16%	$989,895	$744,686	33%
Homes closed	1,464	1,311	12%	3,858	3,091	25%
Average sales price	$260.1	$250.6	4%	$256.6	$240.9	7%

Texas
Dollars	$153,495	$132,129	16%	$405,251	$258,571	57%
Homes closed	741	692	7%	1,988	1,431	39%
Average sales price	$207.1	$190.9	8%	$203.8	$180.7	13%

Arizona
Dollars	$83,774	$122,948	(32)%	$234,083	$296,673	(21)%
Homes closed	325	442	(26)%	866	1,192	(27)%
Average sales price	$257.8	$278.2	(7)%	$270.3	$248.9	9%

California
Dollars	$96,459	$73,437	31%	$241,714	$189,442	28%
Homes closed	206	177	16%	540	468	15%
Average sales price	$468.2	$414.9	13%	$447.6	$404.8	11%

Nevada*
Dollars	$47,024	n/a	n/a	$108,847	n/a	n/a
Homes closed	192	n/a	n/a	464	n/a	n/a
Average sales price	$244.9	n/a	n/a	$234.6	n/a	n/a

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
Sales Contracts	2003	2002		2003	2002
Total
Dollars	$415,687	$304,556	36%	$1,291,740	$895,286	44%
Homes ordered	1,546	1,129	37%	5,005	3,433	46%
Average sales price	$268.9	$269.8	**	$258.1	$260.8	(1)%

Texas
Dollars	$156,182	$130,799	19%	$498,919	$302,051	65%
Homes ordered	730	641	14%	2,404	1,575	53%
Average sales price	$213.9	$204.1	5%	$207.5	$191.8	8%

Arizona
Dollars	$126,921	$88,266	44%	$403,826	$316,361	28%
Homes ordered	481	306	57%	1,533	1,200	28%
Average sales price	$263.9	$288.5	(9)%	$263.4	$263.6	**

California
Dollars	$100,548	$85,491	18%	$265,418	$276,874	(4)%
Homes ordered	219	182	20%	568	658	(14)%
Average sales price	$459.1	$469.7	(2)%	$467.3	$420.8	11%

Nevada*
Dollars	$32,036	n/a	n/a	$123,577	n/a	n/a
Homes ordered	116	n/a	n/a	500	n/a	n/a
Average sales price	$276.2	n/a	n/a	$247.2	n/a	n/a

	At September 30,		Percentage Increase (Decrease)
Net Sales Backlog	2003	2002
Total
Dollars	$839,609	$598,907	40%
Homes in backlog	3,217	2,292	40%
Average sales price	$261.0	$261.3	**

Texas
Dollars	$312,567	$232,487	34%
Homes in backlog	1,501	1,185	27%
Average sales price	$208.2	$196.2	6%

Arizona
Dollars	$313,898	$225,674	39%
Homes in backlog	1,133	784	45%
Average sales price	$277.1	$287.8	(4)%

California
Dollars	$160,631	$140,746	14%
Homes in backlog	361	323	12%
Average sales price	$445.0	$435.7	2%

Nevada*
Dollars	$52,513	n/a	n/a
Homes in backlog	222	n/a	n/a
Average sales price	$236.5	n/a	n/a

*  Amounts are for Perma-Bilt Homes, acquired effective October 1, 2002.

** Less than 1%

Home Sales Revenue.  Total home sales revenue was up 16%, and the number of homes closed was up 12% in the third quarter of 2003 compared to the third quarter of 2002, due mainly from the addition of Perma-Bilt Homes to our operations in the fourth quarter of 2002, partially offset by a decrease in closings in Arizona. The increase in home sales revenue and number of homes closed in the first nine months of 2003 compared to the same period of 2002 resulted mainly from the addition of Hammonds Homes and Perma-Bilt Homes to our operations in the second half of 2002, partially offset by a decrease in closings in Arizona.  The number of closings in Arizona for the three and nine months ended September 30, 2003 was down 26% and 27%, respectively, from the same period last year, due mainly to the sell-out of communities in the Phoenix area earlier than anticipated and delays in opening replacement communities in the second half of 2002, which is now impacting closings.

Sales Contracts.  Sales contracts for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include sales contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.  Historically, we have experienced a cancellation rate approximating 25% or less of gross sales, which we believe is consistent with industry standards.  In the third quarter of 2003, the number of homes ordered was up 37% over the prior year’s third quarter, reflecting the addition of orders from our Perma-Bilt operations.  In addition, the number of homes ordered in Arizona is up 57% for the third quarter of 2003, reflecting the opening of new communities replacing those in which we sold out during the second half of 2002.  The 46% increase in the homes ordered in the first nine months of 2003 was mainly caused by the addition of Hammonds Homes and Perma-Bilt Homes to our operations.  This increase was partially offset by a 14% decrease in our California orders, due to the earlier than anticipated sell-out of communities ahead of their replacement communities.  However, third quarter home orders were up 20% over 2002 in California as some of these new communities began actively selling homes during the third quarter of this year.

Net Sales Backlog.                Backlog represents net sales contracts that have not closed.  Total unit and dollar backlog at September 30, 2003 increased 40% over the September 30, 2002 amount.  These increases resulted from the inclusion of 222 homes from the Perma-Bilt operations and the opening of new communities in Arizona and California.

Other Operating Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Home Sales Gross Profit
Dollars	$76,739	$64,243	$198,457	$145,830
Percent of home sales revenue	20.2%	19.6%	20.0%	19.6%

Commissions and Other Sales Costs
Dollars	$23,461	$17,644	$64,534	$44,240
Percent of home sales revenue	6.2%	5.4%	6.5%	5.9%

General and Administrative Costs
Dollars	$14,403	$11,518	$38,691	$30,307
Percent of total revenue	3.8%	3.5%	3.9%	4.0%

Income Taxes
Dollars	$14,959	$14,309	$37,544	$29,654
Percent of earnings before income taxes	36.7%	38.9%	37.4%	39.2%

Home Sales Gross Profit.  Home sales gross profit equals home sales revenue, less cost of home sales.  Cost of home sales includes developed lot costs, home construction costs, amortization of common community costs (such as the cost of model complex and architectural, legal and zoning costs), amortization of capitalized interest, sales tax, warranty, construction overhead and closing costs.  The dollar increases in gross profit for the three and nine months ended September 30, 2003 are attributable to the increase in the number and dollar value of homes closed.  Home sales gross profit percentages increased 59 basis points for the third quarter of 2003 and 47 basis points for the first nine months of 2003 over the comparable periods in 2002, due to continued pricing power in most of our markets and to slight changes in our product mix.

Commissions and Other Sales Costs.  Commissions and other sales costs, such as advertising and sales office expenses, were 6.2% of home sales revenue in the three months ended September 30, 2003, as compared to 5.4% of home sales revenue in the third quarter of 2002.  For the first nine months of 2003, commissions and other sales costs were 6.5% of home sales revenue, compared with 5.9% of home sales revenue for the first nine months of 2002.  The increase in these costs were caused in part by an increase in commissions of approximately 30 basis points for the three and nine months ended September 30, 2003 over 2002.  In addition, other sales costs increased approximately 50 basis points for the third quarter of 2003 and 30 basis points for the first nine months of 2003 over the same periods of 2002, mainly due to higher marketing costs in 2003.

General and Administrative Costs.  General and administrative expenses were 3.8% of total revenue in the third quarter of 2003, as compared to 3.5% of total revenue in the third quarter of 2002.  For the first nine months of 2003, general and administrative expenses were 3.9% of total revenue, compared with 4.0% of total revenue for the first nine months of 2002.  G&A expenses in the third quarter of 2003 were slightly higher as a percentage of revenue in comparison to the prior year due mainly to the decrease in closings in Arizona as discussed in the home sales revenue section. General and administrative expenses for the first nine months of 2003 are essentially flat to the same period of 2002.

Income Taxes.  The increases in the dollar value of income taxes for the three and nine months ended September 30, 2003 from the prior year resulted from increases in pre-tax earnings.  On a percentage basis, we experienced a decrease in the effective tax rate to 36.7% and 37.4% for the three and nine months ended September 30, 2003, respectively.  These decreases were mainly due to increased revenue in Texas and Nevada, which are states with limited corporate state income tax.

Liquidity and Capital Resources

Our principal uses of capital for the quarter ended September 30, 2003 were for operating expenses, land purchases, lot development and home construction.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

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

We enter into various options and purchase contracts for land as a normal course of business.  Except for our specific performance options, none of these agreements require us to purchase lots.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home orders.

At September 30, 2003, $93.8 million of borrowings were outstanding under our senior unsecured revolving credit facility and approximately $21.2 million was outstanding in letters of credit, leaving remaining unborrowed availability under the facility of approximately $131.3 million.

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

In February 2003, we increased our 9.75% senior notes due June 1, 2001 by approximately $51.6 million (including premium) and in September we increased our senior notes by approximately $81.8 million, (including premium), the proceeds of which were used to pay down our senior unsecured revolving credit facility.

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

As of September 30, 2003, we were in compliance with the credit facility and senior note covenants.

We believe that our current borrowing capacity, cash on hand at September 30, 2003, and anticipated net cash flows are and will be sufficient to meet liquidity needs for the foreseeable future.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

As a component of our model home construction activities, we enter into lease transactions with third parties.  We have approximately $30.4 million in cost, including land costs, of model homes leased by us and constructed under these lease agreements, which is excluded from our balance sheet as of September 30, 2003.

Seasonality

We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and semi-custom luxury products.  We expect this seasonal trend to continue, although it may vary if our operations continue to expand.

Other Events

As widely reported in the media, in the third quarter a gasoline pipeline located under the common area of one of our Tucson communities ruptured, spraying five homes under construction but causing no personal injuries.  At the time of the rupture, all 68 lots in the community were under contract to homebuyers, but none of the homes were completed and the community was unoccupied.  As a consequence of this rupture, the five affected homes were demolished, and we offered all buyers the right to cancel their purchase contracts, resulting in a net cancellation of approximately 20 sales (some cancelled contracts were replaced by new buyers).  We believe the owner of the pipeline (a Fortune 500 company) is responsible for and will pay for all damages and losses we incur relating to this incident.  At this time, we are in continuing discussions with the pipeline owner to resolve outstanding issues.  In any event, closings of homes in this community will be delayed beyond 2003 as result of the ongoing investigation and remediation of the damage caused by the rupture and related issues.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a result of our 9.75% senior notes, $288.3 million of our outstanding borrowings is based on a fixed interest rate.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact in the fixed rate debt until we would be required to refinance such debt.

We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility.  The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates, both upwards and downwards.  As of September 30, 2003, we had $93.8 million drawn under our revolving credit facility that is subject to changes in interest rates.  An increase or decrease of 1% in interest rates would change our annual debt service payments by approximately $940,000 per year.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our operations are interest rate sensitive.  Overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing.  Higher interest rates could adversely affect our revenues, gross margins and net income and would also increase our borrowing costs because our revolving credit facility fluctuates with the prime and Eurodollar lending rates.

Item 4.  Controls and Procedures

                        Meritage’s co-chief executive officers and chief financial officer have concluded based on their and management’s evaluation as of the end of the period covered by this Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  During the third quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

Exhibit Number	Description	Page or Method of Filing
4.1	Fifth Supplemental Indenture, dated August 22, 2003, by and among Meritage, Mission Royale Golf Course, LLC, Legacy-Hammonds Materials, L.P., the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.2.5 of Form S-4 Registration Statement No. 333-109933

10.1	First Amendment to Credit Agreement, dated September 8, 2003, among Meritage, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto	Incorporated by reference to Exhibit 10.1.1 of Form S-4 Registration Statement No. 333-109933

10.2	Employment Agreement between Meritage and Larry W. Seay	Incorporated by reference to Exhibit 10.7 of Form S-4 Registration Statement No. 333-109933

10.3	Change of Control Agreement between Meritage and Larry W. Seay	Incorporated by reference to Exhibit 10.8 of Form S-4 Registration Statement No. 333-109933

10.4

Registration Rights Agreement, dated September 25, 2003, by and among Meritage, the Guarantors named therein, UBS Securities LLC, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and Fleet Securities, Inc.

Incorporated by reference to Exhibit 10.1 of Form 8-K dated September 26, 2003

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

(b)        Reports on Form 8-K

1.               On September 19, 2003 we filed a Form 8-K for the purpose of furnishing a press release related to the pricing of an offering of $75 million in aggregate principal amount of our 9.75% senior notes dues June 1, 2011.

2.               On September 26, 2003 we filed a Form 8-K for the purpose of furnishing a press release related to the completion of a private placement of $75 million in aggregate principal amount of our 9.75% senior notes due June 1, 2011, along with a registration rights agreement executed in connection with the private placement.

3.               On October 7, 2003, we filed a Form 8-K for the purpose of furnishing a press release related to the announcement of our third quarter 2003 sales, closings and backlog.

4.               On October 21, 2003, we filed a Form 8-K for the purpose of furnishing a press release related to the announcement of our third quarter 2003 earnings and other results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November 2003.

MERITAGE CORPORATION,
a Maryland Corporation

By	/s/	LARRY W. SEAY
Larry W. Seay
Chief Financial Officer and Vice President-Finance
(Principal Financial Officer and Duly Authorized Officer)

By	/s/	VICKI L. BIGGS
Vicki L. Biggs
Vice President-Corporate Controller
(Principal Accounting Officer)