Form 10-K
period 2003-12-31
MERITAGE CORP
filed 2004-03-15
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 1-9977

(Exact Name of Registrant as specified in its charter)

Maryland	86-0611231
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8501 E. Princess Drive, Suite 290, Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)

(480) 609-3330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant (9,965,938 shares) as of June 30, 2003, was $490,922,106, based on the closing sales price per share as reported by the New York Stock Exchange on such date.  The aggregate market value of common stock held by non-affiliates of the registrant (10,635,091 shares) as of March 5, 2004, was $833,259,380, based on the closing sales price per share as reported by the New York Stock Exchange on such date.  For purposes of these computations, all executive officers and directors of the registrant have been deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock on March 5, 2004 was 13,252,767.

DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2004 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE CORPORATION

FORM 10-K

PART I

Item 1.  Business

The Company

Meritage Corporation is a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona, California and Nevada, based on the number of homes closed.  We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base.  We have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989.  We expanded our presence in Texas with the July 2002 acquisition of Hammonds Homes (Hammonds), a builder that focuses on the move-up market in the Houston, Dallas/Ft. Worth and Austin areas.  We entered the Las Vegas, Nevada market in October 2002 with our acquisition of Perma-Bilt Homes (Perma-Bilt), another move-up builder.  In addition, we entered the Inland Empire market of Southern California in January 2004 with our acquisition of Citation Homes of Southern California.

We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes, in Arizona as Monterey Homes, Meritage Homes and Hancock Communities, in Northern California as Meritage Homes, in Southern California as Citation Homes of Southern California and in Nevada as Perma-Bilt Homes.  We classify the four states in which we operate as our principal business segments.  Financial information for these reportable segments can be found in our consolidated financial statements included in Item 8 of this report, as presented in Note 11 – Operating and Reporting Segments.  At December 31, 2003, we were actively selling homes in 123 communities, with base prices ranging from $98,000 to $730,000.

Available Information; Corporate Governance

Information about our company and communities is provided on our Internet website at www.meritagehomes.com.  Our periodic and current reports and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available, at no cost, on our website as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”).  The information on our website is not considered part of this annual report on Form 10-K.

Meritage operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct.  Our Board of Directors has established an audit committee, executive compensation committee and nominating/governance committee.  The charters of each of these committees are included on our website.  In addition, we have included on our website our Code of Ethics and our Corporate Governance Principles and Practices.  We will make our committee charters, Code of Ethics and Corporate Governance Principles and Practices available in print to any stockholder who requests it.  You may request a copy of this information, at no cost, by calling us or by writing to us at our principal executive offices in Arizona at the following address:  Meritage Corporation, 8501 East Princess Drive, Suite 290, Scottsdale, Arizona 85255, Attention:  Investor Relations.  Our telephone number is (480) 609-3330.

Competitive Strengths

We believe Meritage Corporation possesses the following competitive strengths:

Conservative inventory management. We seek to minimize land and inventory risk in order to optimize our use of capital and maintain moderate leverage ratios.  We accomplish this by:

•                  generally purchasing land subject to complete entitlements, including zoning and utility services;

•                  developing smaller parcels, generally projects that can be completed within a three-year period;

•                  controlling approximately 84% of our land inventory through rolling options with initial deposit requirements typically between 1% and 15% of the land price;

•                  managing housing inventory by pre-selling and obtaining substantial customer deposits on our homes prior to starting construction;

•                  limiting unsold home construction; and

•                  minimizing home construction cycles.

Disciplined financial management. We believe that our disciplined financial management policies enable us to achieve above-average returns on assets compared to our competitors in the homebuilding industry and maintain reasonable leverage ratios.  Our rigorous investment requirements for our new communities, both through internal growth and acquisition, enable us to deploy capital efficiently and to generate strong cash flows to fund the acquisition of additional land or homebuilding operations.

Strong margins. Our focus on achieving high margins results in greater profitability during strong economic periods and also enables us to realize lower break-even points and higher pricing flexibility during slower economic periods.  In addition to maintaining low overhead costs, we actively manage construction costs and pricing and marketing strategies in order to maximize margins.  We seek to optimize our mix of available housing upgrades and customization features to offer the highest value to customers at the lowest cost.  Within our pricing structure we provide our sales and marketing professionals with the autonomy and flexibility to respond rapidly to changing market dynamics by customizing our sales programs and customer incentives.

Experienced management team with significant equity ownership. Members of our senior management team have extensive experience in the homebuilding industry as well as in each of the local markets that we serve. Our co-chief executive officers and senior executives average over 18 years of homebuilding experience and each has delivered successful results through varying homebuilding cycles.  In addition, at December 31, 2003, our co-chief executive officers together beneficially owned approximately 18% of our outstanding common stock.

Product breadth. We believe that our product breadth and geographic diversity enhance our growth potential and help to reduce exposure to economic cycles.  In Arizona, we serve the first-time, move-up, and the active adult markets. We also build within the Arizona luxury market, and since 2002, in the Texas and California luxury markets, which are characterized by unique communities and distinctive luxury homes.  In Texas we mainly target the first and second-time move-up markets, and in California and Nevada, we focus primarily on move-up homes.

Business Strategy

We seek to distinguish ourselves from other production homebuilders through business strategies focused on the following:

Focus on high growth markets. Our housing markets are located in four rapidly growing Sunbelt states;  Texas, Arizona, California and Nevada.  These areas are generally characterized by high job growth and in-migration trends, creating strong demand for new housing, and we believe they represent attractive homebuilding markets with opportunities for long-term growth. We believe our operations in these markets are well established and that we have developed a reputation for building distinctive quality homes within our markets.

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

In the past six years we have successfully completed six acquisitions (including our January 2004 acquisition of Citation Homes of Southern California), enabling us to substantially increase our revenue and earnings, expand our geographic footprint, increase our market share in existing markets and add new product lines, such as active adult housing for the Arizona retirement market.

Maintain low cost structure. Throughout our history, we have focused on minimizing construction costs and overhead, and we believe this attention is a key factor in maintaining high margins and profitability.  We reduce costs by:

•                  using subcontractors for home construction and site improvement on a fixed-price basis;

•                  obtaining favorable pricing from subcontractors through long-term relationships and high volume;

•                  reducing interest carry by minimizing our inventory of unsold or speculative homes and minimizing the home construction cycle;

•                  generally beginning construction on a home once it is under contract, we have received a satisfactory earnest money deposit and the buyer has obtained preliminary approval for a mortgage loan;

•                  minimizing overhead by centralizing certain administrative activities; and

•                  monitoring homebuilding production, scheduling and budgeting through management information systems.

Superior design, quality and customer service. We believe we maximize customer satisfaction by offering homes that are built with quality materials and craftsmanship, exhibit distinctive design features and are situated in premium locations. We believe that we generally offer higher caliber homes in their defined price range or category compared to those built by our competitors.  In addition, we are committed to achieving the highest level of customer satisfaction as an integral part of our competitive strategy.  As part of the sales process, our experienced sales personnel continually inform customers of their home’s construction progress.  After delivery, our customer care departments respond to homebuyers’ questions and warranty matters.

Products

Our homes range from first-time purchases to semi-custom luxury, with base prices ranging from $98,000 to $730,000.  A summary of activity by state and product type as of and for the year ended December 31, 2003, follows (dollars in thousands):

	Number of Homes Closed	Average Closing Price	Homes in Backlog	Dollar Value of Backlog	Home Sites Remaining(1)	Number of Active Communities
Texas - First-time	6	$147	8	$1,124	181	—
Texas - Move-up	2,767	200	1,092	231,946	11,525	71
Texas – Luxury	55	443	19	8,349	174	2
Arizona – Active Adult	233	197	145	28,896	6,310	8
Arizona - First-time	150	125	91	11,283	1,560	2
Arizona - Move-up	1,028	267	526	142,171	4,322	19
Arizona – Luxury	104	737	70	56,009	327	5
California - Move-up	355	377	257	99,208	2,550	10
California – Luxury	380	528	148	78,147	999	4
Nevada - Move-up	564	238	224	53,638	2,564	2

Total Company	5,642	$259	2,580	$710,771	30,512	123

(1)                                  “Home Sites Remaining” is the estimated number of homes that could be built both on the remaining lots available for sale and land expected to be developed into lots.

Land Acquisition and Development

We typically acquire land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate.  The term “entitlements” refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located.  Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control.  Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits during development.  The process of obtaining such approvals and permits can substantially delay the development process.  For this reason, we may consider, on a limited basis, purchasing unentitled property in the future when we can do so in a manner consistent with our business strategy.  Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we are beginning to purchase larger parcels, in some cases with joint venture partners.

We select land for development based upon a variety of factors, including:

•                  extensive internal and external demographic and marketing studies;

•                  project suitability, which generally means developments with fewer than 300 lots;

•                  suitability for development generally within a one to four-year time period from the beginning of the development process to the delivery of the last home;

•                  financial review as to the feasibility of the proposed project, including projected profit margins, returns on capital employed, and the capital payback period;

•                  the ability to secure governmental approvals and entitlements;

•                  results of environmental and legal due diligence;

•                  proximity to local traffic corridors and amenities; and

•                  management’s judgment as to the real estate market and economic trends, and our experience in particular markets.

We acquire land through purchases and rolling option contracts. Purchases are generally financed through our revolving credit facility or working capital.  Acquiring our land through rolling option contracts allows us to control lots and land through third parties who own or buy properties on which we plan to build homes.  We enter into option contracts to purchase finished lots at a certain price during a specified period of time from these third parties as home construction begins.  These contracts are generally non-recourse and typically require the payment of non-refundable deposits of 1% to 15% of the sales price.  At December 31, 2003, we had approximately $106.8 million in cash deposits and $17.5 million in letters of credit deposits on real estate under option or contract.  The total value of land under option at that time was approximately $1.1 billion.  Additional information relating to our lots and land under option is presented in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

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

We develop a design and marketing concept for each project, which includes the determination of size, style and price range of homes.  For these projects, we also determine street layout, individual lot size and layout, and overall community design.  The product line offered in each project depends upon many factors, including the housing generally available in the area, the needs of a particular market, and our lot costs for the project; though we are sometimes able to use standardized design plans for a product line.

To a limited extent, we may use joint ventures to purchase and develop land where such arrangements are necessary to acquire the property or appear to be otherwise economically advantageous.  At December 31, 2003, we were involved in five joint ventures related exclusively to land acquisition or development, which are accounted for using the equity method of accounting.  Our investment in these entities was approximately $22.7 million at the end of 2003.

The following table presents information regarding land owned or land under contract or option by market as of December 31, 2003.  The number of lots is based on current management estimates, which are subject to change (dollars in thousands).

	Land Owned (1)			Land Under Contract or Option (1) (2)
	Finished Lots	Lots Under Development	Lots Held for Development	Finished Lots	Lots Under Development	Lots Held for Development	Total
TEXAS:
Dallas/Ft. Worth	1,124	455	317	679	1,073	163	3,811
Houston	716	135	—	665	1,495	—	3,011
Austin	463	20	81	553	704	422	2,243
San Antonio	18	—	—	48	1,549	—	1,615

Total Texas	2,321	610	398	1,945	4,821	585	10,680

ARIZONA:
Phoenix/Scottsdale	660	—	—	471	6,089	224	7,444
Tucson	248	—	—	377	3,589	1,455	5,669

Total Arizona	908	—	—	848	9,678	1,679	13,113

CALIFORNIA:
Sacramento	73	74	—	27	897	—	1,071
East San Francisco Bay	47	20	—	367	1,418	—	1,852

Total California	120	94	—	394	2,315	—	2,923

NEVADA:
Las Vegas	—	208	—	—	294	2,477	2,979

TOTAL	3,349	912	398	3,187	17,108	4,741	29,695

Total book cost (3)	$166,454	$71,540	$13,737	$22,742	$56,430	$26,405	$357,308

(1)                                  Excludes lots with finished homes or homes under construction.  The numbers of lots under development and lots held for development are estimates.

(2)                                  There can be no assurance that we will actually acquire any lots under option or properties in which we have entered into a variety of contractual relationships, including binding purchase agreements with customary conditions precedent and other similar arrangements.  These amounts do not include 1,499 lots under contract with refundable earnest money deposits of $1.2 million for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contract.

(3)                                  For Land Owned, book cost primarily represents land, development and interest costs.  For Land Under Contract or Option, book cost primarily represents earnest deposits, option deposits and pre-acquisition costs.

Construction Operations

                                                We are the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic-proximity basis to complete construction at a fixed price.  We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms to minimize costs of construction. Our project managers and field superintendents coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and assure compliance with zoning and building codes.  At December 31, 2003, we employed 438 construction operations personnel.

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

We generally build and sell homes in clusters or phases within our larger projects, which we believe creates efficiencies in land development and construction, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home.  Our homes are typically completed within four to nine months from the start of construction, depending upon home size and complexity.  Construction schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather.  Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time.  We typically have not entered into any weather or materials commodity futures derivative contracts as we do not believe they are particularly advantageous to our operations.

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

We use furnished model homes as tools in demonstrating the competitive advantages of our home designs and various features to prospective homebuyers.  We generally employ or contract with interior and landscape designers who are responsible for creating an attractive model home with many built-in options for each product line within a project. We generally build between one and four model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered.  Often, we lease our model homes from institutional investors who own the homes for investment purposes or from buyers who do not intend to occupy the home immediately.  A summary of model homes owned or leased at December 31, 2003, follows:

	Model Homes Owned	Model Homes Leased	Monthly Lease Amount	Models Under Construction
Texas	67	64	$48,400	18
Arizona	19	104	119,300	16
California	3	47	63,800	26
Nevada	4	8	7,000	—

Total	93	223	$238,500	60

Our homes generally are sold by full-time, commissioned employees who typically work from a sales office located in one of the model homes for each project. At December 31, 2003, we had 222 sales and marketing personnel.  Our goal is to ensure that our sales force has extensive knowledge of our operating policies and housing products.  To achieve this goal, we train our sales associates and conduct periodic meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans, and the available product lines, pricing, options, and warranties offered.  Our sales associates are licensed real estate agents where required by law.  Independent brokers also sell our homes, and are usually paid a sales commission based on the price of the home.  Our sales associates assist our customers in selecting upgrades or in adding available customization features to their homes, which we design to appeal to local consumer demands.  Occasionally we offer various sales incentives, such as landscaping and certain interior upgrades, to attract buyers.  The use and type of incentives depends largely on economic and local competitive market conditions.

Backlog

Most of our home sales are made under standard sales contracts signed before construction of the home begins.  The contracts require substantial cash deposits and are usually subject to certain contingencies such as the buyer’s ability to qualify for financing.  Homes covered by such sales contracts but not yet closed are considered  “backlog.”  Sales contingent upon the sale of a customer’s existing home are not included as new sales contracts until the contingency is removed.  We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met.  We sometimes build homes before obtaining a sales contract, however, these homes are excluded from backlog until a sales contract is signed. At December 31, 2003, 14% of our lots in inventory were homes under construction without sales contracts, and 12% of the number of lots in inventory consisted of completed homes without sales contracts.  We believe that we will deliver substantially all homes in backlog at December 31, 2003 to customers during 2004.

Our backlog increased to 2,580 units with a value of $710.8 million at December 31, 2003 from 2,070 units with a value of $537.8 million at December 31, 2002.  These increases are primarily due to additional communities that opened for sale in 2003, along with continued strong buyer demand for homes.

Customer Financing

We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We provide mortgage-broker services in some of our markets through investments in mortgage-brokers, which facilitate obtaining customer loans on behalf of third party lenders.  In other markets we use unaffiliated preferred mortgage lenders.  We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing.  We do not fund or service the mortgages obtained by our homebuyers, and therefore do not assume the risks associated with a mortgage banking business.  Since many customers use long-term mortgage financing to purchase homes, adverse economic conditions, rising mortgage interest rates and increases in unemployment may deter or reduce the number of potential homebuyers.

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

A Meritage project manager or project superintendent and a customer relations representative generally oversee compliance with quality control standards for each community.  These representatives perform the following tasks:

•                  oversee home construction;

•                  oversee subcontractor and supplier performance;

•                  review the progress of each home and conduct formal inspections as specific stages of construction are completed; and

•                  regularly update buyers on the progress of their homes.

We generally provide a one-year limited warranty on workmanship and building materials with each home.  As subcontractors usually provide an indemnity and a certificate of insurance before beginning work, claims relating to workmanship and materials are generally the subcontractors’ responsibility.  Reserves for future warranty costs are established based on historical experience within each division or region, and are recorded when the homes are closed.  Reserves generally range from 0.20% to 0.75% of a home’s sale price.  Historically, these reserves have been sufficient to cover warranty repairs.  Our warranty reserve at December 31, 2003 was $9.3 million, which covered approximately 7,377 homes under warranty at that time.

Competition and Market Factors

The development and sale of residential property is a highly competitive industry. We compete for sales in each of our markets with national, regional, and local developers and homebuilders, existing home resales, and to a lesser extent, condominiums and rental housing.  Some of our competitors have significantly greater financial resources, lower costs and/or more favorable land positions than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price.  We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

•                  experience within our geographic markets which allows us to develop and offer new products;

•                  ability to recognize and adapt to changing market conditions, including from a capital and human  resource perspective;

•                  ability  to capitalize on opportunities to acquire land on favorable terms; and

•                  reputation for outstanding service and quality products.

Government Regulation and Environmental Matters

We acquire most of our land after entitlements have been obtained, which provide for zoning and utility services to project sites and give us the right to obtain building permits.  Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control.  The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction.  The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application.  To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations.

Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions.  These fees are normally established when we receive recorded maps and building permits.  In addition, communities occasionally impose construction moratoriums.  Because most of our land is entitled, construction moratoriums generally would affect us if they arose from health, safety or welfare issues, such as insufficient water, electric or sewage facilities.  We could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future.

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

We usually will condition our obligation to acquire property on, among other things, an environmental review of the land.  To date, we have not incurred any unanticipated liabilities relating to the removal of unknown toxic wastes or other environmental matters.  However, there is no assurance that we will not incur material liabilities in the future relating to toxic waste removal or other environmental matters affecting land currently or previously owned.

Employees and Subcontractors

At December 31, 2003, we had approximately 953 full-time employees, including 293 in management and administration, 222 in sales and marketing, and 438 in construction operations.  Our employees are not unionized, and we believe that we have good employee relationships. We believe we provide competitive group life and medical insurance programs for full-time employees at each location.  The Company pays for a substantial portion of the insurance costs, with the balance contributed by the employees.  We also have a 401(k) savings plan, which is available to most of our employees.

We act solely as a general contractor, and all construction operations are conducted by our project managers and field superintendents who manage third party subcontractors. We use independent contractors for construction, architectural and advertising services, and we strive to maintain good relationships with our subcontractors and independent contractors.

Joint Ventures

We participate in several joint ventures with independent third parties in which we have less than a controlling interest.  These joint ventures are involved in mortgage brokerage, title services and the purchase, development and/or sale of land.  We do not recognize profits from lots or land that we purchase from the joint ventures, but instead defer any profits until the related homes are sold by us.  At December 31, 2003, we had approximately $22.7 million invested in joint ventures involved in the purchase, development and/or sale of land.  We also had approximately $800,000 invested in mortgage brokerage and title service joint ventures.  Our share of 2003 pre-tax earnings of our joint ventures was approximately $3.9 million.

Item 2.  Properties

Our corporate offices are leased properties located in Scottsdale, Arizona, and Plano, Texas.  The Scottsdale lease expires in February 2006.  The Plano lease expires in May 2005 and the building is leased from a company owned beneficially by one of our co-chairmen. We believe that the Plano lease rate is competitive with rates for comparable space in the area and the terms of the lease are similar to those we could obtain in an arm’s length transaction.  We lease an aggregate of approximately 116,300 square feet of office space in our markets for our operating divisions and corporate and executive offices.   These leases expire between August 2004 and April 2010, and upon expiration of our existing leases, we expect to renew them or obtain like facilities on somewhat comparable terms.

As of December 31, 2003, we also had leases for 223 model homes and lots with terms ranging from three months to 48 months, with various renewal options.  Our aggregate monthly lease amount is approximately $238,500.

The following schedule summarizes our leased real estate for each of our operating segments.

	Monthly Office Lease Amount	Approximate Square Footage	Monthly Model Lease Amount	Number of Model Homes
Texas	$48,400	38,300	$48,400	64
Arizona	63,900	29,200	119,300	104
California	34,700	30,500	63,800	47
Nevada	9,300	6,000	7,000	8
Corporate	25,600	12,300	—	—

Total	$181,900	116,300	$238,500	223

Item 3.  Legal Proceedings

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance.  With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable.  At December 31, 2003, we had approximately $720,000 in accrued legal expenses and settlement costs reserved for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated. Most of these matters relate to correction of home construction defects, foundation issues and general customer claims.  We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at an organizational meeting of the Board of Directors, which follows the annual meeting of the stockholders, and at other Board of Directors meetings as appropriate.

The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2004).  There are no understandings between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Name	Age	Position

Steven J. Hilton	42	Co-Chairman of the Board and Chief Executive Officer
John R. Landon	46	Co-Chairman of the Board and Chief Executive Officer
Larry W. Seay	48	Chief Financial Officer, Vice President-Finance and Secretary
Richard T. Morgan	48	Vice President and Treasurer

Steven J. Hilton co-founded Monterey Homes in 1985, which merged with the Company’s predecessor in December 1996.  Mr. Hilton was chairman and chief executive officer from January 1997 through July 1997 and has been co-chairman and CEO since July 1997.

John R. Landon founded Legacy Homes in 1987, which combined with the Company in July 1997.  Mr. Landon has been co-chairman and CEO since July 1997.

Larry W. Seay has been chief financial officer and vice president-finance since December 1996 and was named as secretary in 1997.  Mr. Seay served as treasurer from 1997 to 2002.

Richard T. Morgan has been vice president since April 1998 and was appointed the Company’s treasurer in 2002.

PART II

Item 5.  Market For the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTH”.  The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, were:

	2003		2002
Quarter Ended	High	Low	High	Low

March 31	$37.85	$29.00	$35.12	$23.28
June 30	$53.80	$33.05	$47.10	$31.22
September 30	$54.60	$42.10	$46.25	$26.38
December 31	$69.60	$47.05	$42.20	$28.90

On March 5, 2004, the closing sales price of the common stock as reported by the NYSE was $78.35 per share.  At that date, there were approximately 198 owners of record.  There are approximately 3,159 beneficial owners of common stock.

The transfer agent for our common stock is Mellon Investor Services LLC, 85 Challenger Road, Ridgefield Park, NJ  07660.  (www.melloninvestor.com)

We have not declared cash dividends for the past seven years, nor do we intend to declare cash dividends in the foreseeable future.  Earnings will be retained to finance the continuing development of the business.  Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.  The indenture for our 9.75% senior notes due 2011 and our unsecured revolving credit facility restrict our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Consolidated Financial Statements, Note 4.”

Item 6.  Selected Financial Data

The following table presents selected historical consolidated financial and operating data of Meritage Corporation and subsidiaries as of and for each of the last five years ended December 31, 2003.  The financial data has been derived from our consolidated financial statements and related notes for the periods presented, audited by KPMG LLP, independent auditors.   This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” and the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  These historical results may not be indicative of future results.

The data in the table includes the operations of Hancock Communities, Hammonds Homes and Perma-Bilt Homes since their dates of acquisition, May 2001, July 2002, and October 2002, respectively.

	Historical Consolidated Financial Data Years Ended December 31, ($ in thousands, except per share amounts)
	2003	2002	2001	2000	1999
Statement of Earnings Data:
Total closing revenue	$1,471,001	$1,119,817	$744,174	$520,467	$341,786
Total cost of closings	(1,178,484)	(904,921)	(586,914)	(415,649)	(277,287)
Gross profit	292,517	214,896	157,260	104,818	64,499

Commissions and other sales costs	(92,904)	(65,291)	(41,085)	(28,680)	(19,243)
General and administrative expenses (1)	(53,929)	(41,496)	(36,105)	(21,215)	(15,100)
Other income, net	5,776	5,435	2,884	1,847	2,064
Interest expense	—	—	—	(8)	(6)
Earnings before income taxes	151,460	113,544	82,954	56,762	32,214
Income taxes(1)	(57,054)	(43,607)	(32,295)	(21,000)	(13,269)

Net earnings	$94,406	$69,937	$50,659	$35,762	$18,945

Net earnings per common share: (2)
Basic	$7.24	$5.64	$4.78	$3.46	$1.75
Diluted	$6.84	$5.31	$4.30	$3.13	$1.57

Balance Sheet Data (December 31):
Real estate	$678,011	$484,970	$330,238	$211,307	$171,012
Total assets	954,539	691,788	436,715	267,075	226,559
Loans payable and senior notes	351,491	264,927	177,561	86,152	85,937
Total liabilities	542,644	374,480	260,128	145,976	136,148
Stockholders’ equity	411,895	317,308	176,587	121,099	90,411

Supplemental Financial Data:
Cash provided by (used in):
Operating activities	$(56,894)	$1,050	$(16,411)	$6,252	$(36,337)
Investing activities	(29,220)	(149,691)	(76,465)	(8,175)	(9,952)
Financing activities	84,313	151,858	91,862	(7,102)	47,324

(1)                                  2001 includes a $382,651 loss related to the net effect of early extinguishments of long-term debt.  Previously this amount, net of the tax effect of $149,234, was reported as an extraordinary item.  We have reclassified this loss as general and administrative expense and income tax benefit, respectively, to conform with the requirements of SFAS No. 145, which was effective January 31, 2003.

(2)                                  1999-2001 amounts have been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend that occurred in April 2002.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona, California and Nevada based on the number of home closings.  We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base.  We believe that the relatively strong population, job and income growth as well as the favorable migration characteristics of our markets will continue to provide significant growth opportunities for us.  At December 31, 2003 we were actively selling homes in 123 communities, with base prices ranging from $98,000 to $730,000.

We achieved record home closings, home sales, revenues and net earnings in 2003.  Home closing revenue increased 31% in 2003 to $1.5 billion and net earnings increased 35% to $94 million.  In addition, in 2003 we closed 5,642 homes, up 23% from 2002 and we received 6,152 new orders for homes, up 37% from 2002.  At December 31, 2003, we have 2,580 homes in backlog with a value of $710.7 million.

In general, we focus on minimizing land risk by purchasing property only after full entitlements have been obtained and typically begin development or construction immediately after close.  We acquire land primarily through rolling option contracts, allowing us to purchase individual lots as our building needs dictate.  These arrangements allow us to control lot inventory typically on a non-recourse basis without incurring the risks of land ownership or financial commitments other than relatively small non-refundable deposits.  At December 31, 2003, we owned or had options to acquire approximately 26,000 housing lots, of which more than eighty percent were under rolling option and land purchase contracts.  We believe that the lots we own or have the right to acquire represent approximately a five year supply, and that we are well positioned for future growth. See "–Recent Accounting Standards".

We have completed four acquisitions over the last four years, including our January 2004 acquisition of Citation Homes of Southern California.  Our recent acquisitions have provided us with an entry into important new markets.  Our October 2002 acquisition of Perma-Bilt provided us entry into the fast growing Las Vegas market and our January 2004 acquisition of Citation Homes of Southern California provided us entry into the Los Angeles metro area market, which is the second largest single-family housing market in the United States.  Our 2001 acquisition of Hancock (Phoenix and Tucson) and our 2002 acquisition of Hammonds (Dallas, Houston and Austin) have strengthened our positions in our important Arizona and Texas markets.

During 2003, we increased the size of our unsecured credit facility to $400 million from $250 million and extended its maturity by 18 months to May 2007.  In addition, we enhanced our liquidity by completing two add-on offerings of our senior notes due 2011, which totaled $125 million in aggregate principal amount.  At December 31, 2003, our unused commitment under our unsecured credit facility was $312 million, of which $160 million was available to borrow.  We believe these financings will support our continued growth and our ability to execute selective acquisitions.

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical Accounting Policies

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant policies are described in Note 1 of the consolidated financial statements.  Certain of these policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, and revenue and costs.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances.  We evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual projects, the ultimate recoverability (or impairment) of these costs, goodwill impairment, the likelihood of closing lots held under option or contract, the ability to determine the fair value of consolidated real estate not owned and liabilities related to such, certain estimates and assumptions related to implementing FIN 46 and FIN 46R, and the ability to estimate expenses and accruals, including legal and warranty reserves.  Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from home sales may be uncertain.  Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if we do not ultimately purchase the land.  Our inability to accurately estimate expenses, accruals, or an impairment of real estate or goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.  The estimates and assumptions we make relating to our implementation of FIN 46R, if not accurate, could result in us incorrectly including, or excluding, respectively, certain contractual land acquisition arrangements as variable interest entities in, or from, respectively, our consolidated financial statements.

Home Closing Revenue, Home Orders  and Order Backlog

The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

	Years Ended December 31,
	2003	2002	2001
Home Closing Revenue
Total
Dollars	$1,461,981	$1,112,439	$742,576
Homes closed	5,642	4,574	3,270
Average sales price	$259.1	$243.2	$227.1

Texas
Dollars	$577,330	$387,264	$259,725
Homes closed	2,828	2,090	1,518
Average sales price	$204.1	$185.3	$171.1

Arizona
Dollars	$415,709	$445,275	$325,918
Homes closed	1,515	1,735	1,343
Average sales price	$274.4	$256.6	$242.7

California
Dollars	$334,677	$245,640	$156,933
Homes closed	735	594	409
Average sales price	$455.3	$413.5	$383.7

Nevada *
Dollars	$134,265	$34,260	n/a
Homes closed	564	155	n/a
Average sales price	$238.1	$221.0	n/a

Home Orders
Total
Dollars	$1,634,988	$1,161,899	$700,104
Homes ordered	6,152	4,504	3,016
Average sales price	$265.8	$258.0	$232.1

Texas
Dollars	$599,850	$417,158	$255,811
Homes ordered	2,862	2,134	1,516
Average sales price	$209.6	$195.5	$168.7

Arizona
Dollars	$509,913	$383,445	$309,170
Homes ordered	1,881	1,425	1,165
Average sales price	$271.1	$269.1	$265.4

California
Dollars	$375,105	$329,252	$135,123
Homes ordered	807	794	335
Average sales price	$464.8	$414.7	$403.4

Nevada *
Dollars	$150,120	$32,044	n/a
Homes ordered	602	151	n/a
Average sales price	$249.4	$212.2	n/a

	Years Ended December 31,
	2003	2002	2001
Order Backlog
Total
Dollars	$710,771	$537,764	$374,951
Homes in backlog	2,580	2,070	1,602
Average sales price	$275.5	$259.8	$234.1

Texas
Dollars	$241,419	$218,899	$115,651
Homes in backlog	1,119	1,085	693
Average sales price	$215.7	$201.8	$166.9

Arizona
Dollars	$238,359	$144,155	$205,985
Homes in backlog	832	466	776
Average sales price	$286.5	$309.3	$265.4

California
Dollars	$177,355	$136,927	$53,315
Homes in backlog	405	333	133
Average sales price	$437.9	$411.2	$400.9

Nevada *
Dollars	$53,638	$37,783	n/a
Homes in backlog	224	186	n/a
Average sales price	$239.5	$203.1	n/a

* Amounts are for Perma-Bilt, acquired October 1, 2002

Home Closing Revenue.  Home closing revenue in 2003 increased 31% over 2002, resulting primarily from a 23% increase in the number of homes closed and a 7% increase in the average sales price year over year.  We benefited from an increase in the number of communities that closed homes, from continued strong demand for homes and from an overall increase in the U.S. home ownership rate in 2003, which was at an all-time high of 68.6% at the end of the year.  The number of home closings in Texas increased 35% to 2,828 from 2,090, mainly representing the full-year impact of our mid-year 2002 Hammonds acquisition.  While the slower demand experienced in both our Austin and Monterey Phoenix divisions in 2002 stabilized in 2003, the number of home closings in California was up 24% in 2003, resulting from the strong California homebuilding market and an increase in actively selling communities.  The number of homes closed in Nevada increased from 155 to 564, due to the full-year impact in 2003 of our fourth quarter 2002 acquisition of Perma-Bilt.  Somewhat offsetting these increases was a reduction in the number of home closings in Arizona of 13%, due to the earlier than anticipated sell out of some communities and delays in opening their replacements.  Also contributing to the increase in 2003 home closing revenue was the overall 7% increase in the average home closing price, resulting from the mix of homes closed including more higher-priced homes, particularly in California.  As a whole, we benefited from positive demographic factors, historically high home ownership rates, low mortgage interest rates and generally low unemployment figures.

The increases in total home sales revenue in 2002 compared to 2001 resulted mainly from a 40% increase in the number of homes closed and an increase in our average sales price from $227,100 in 2001 to $243,200 in 2002.  The number of closings increased as a result of continued growth in our mid-priced communities in Arizona and growth from the acquisitions of Hammonds and Perma-Bilt.  Our Texas closings in 2002 included 442 Hammonds homes. These increases were offset to some degree by decreases in closings in our Austin division due to an overall weaker economy in that market and in our Monterey Phoenix division because of a slowing in demand for our luxury priced homes.

Home Orders. Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.  Historically, we have experienced a cancellation rate of approximately 25% of gross sales, which we believe is consistent with industry norms.  The dollar value of sales contracts in 2003 increased 41% over 2002.  This increase was driven by a 37% increase in the number of new home orders and a 3% increase in average selling price.  The number of new home orders increased by 34% in Texas, a portion of which represents the full-year impact of our Hammonds acquisition.  The number of orders in Arizona increased 32% during 2003, primarily the result of a 17% increase in actively selling communities and continued strong demand for homes.  The number of orders in California was relatively stable, up 2% over 2002, reflecting the earlier than anticipated sellout of communities in the beginning of 2003.  However, the number of orders was up 76% in the fourth quarter of 2003 in California versus the prior year’s fourth quarter, due to the introduction of new communities during the second half of 2003.  New home orders increased in Nevada from 151 in 2002 to 602 in 2003, as a result of the full-year impact of our Perma-Bilt acquisition.  We believe the demand for our homes can be attributed in part to the continuing maturation of first- and second-generation baby boomers, increases in immigration in the south and west, and a constricting supply of land available for single-family housing.

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

Order Backlog.  Backlog represents net sales contracts that have not closed.  Total dollar backlog at December 31, 2003 increased 32% over the 2002 amount due to a 25% increase in the number of homes in backlog and a 6% increase in the average sales price of those homes.  Unit backlog was up 79% in Arizona and 22% in California due to an increase in the number of communities and continued strong demand for homes during 2003.  From year-end 2002 to year-end 2003, the number of active communities in Arizona and California increased 17% and 40%, respectively.  Unit backlog in Nevada increased 20% at the end of 2003, and the average home price in backlog increased 18% due to a shift in product mix, resulting in the dollar value of backlog increasing by 42% in Nevada.  Unit backlog in Texas on December 31, 2003 was relatively in line with December 31, 2002, up 3%.  However, the average selling price in backlog in Texas increased 7%, resulting in the dollar value of backlog increasing 10% year-over-year.

Total dollar backlog at December 31, 2002 increased 43% over the 2001 amount due to a 29% increase in the number of homes in backlog, and an 11% increase in the average sales prices of those homes.   The increase in the number of homes in backlog at December 31, 2002 resulted mainly from our Hammonds and Perma-Bilt acquisitions, which contributed 558 homes with a sales value of approximately $117.3 million to our December 31, 2002 backlog.  Backlog in our Monterey Phoenix and Austin divisions decreased in 2002 due to a slowing in demand for luxury homes in Phoenix and a weaker local economy in Austin.

Other Operating Information

	Years Ended December 31,
	($ in thousands)
	2003	2002	2001
Home Closing Gross Profit
Dollars	$291,282	$214,096	$157,136
Percent of home closing revenue	19.9%	19.2%	21.2%

Commissions and Other Sales Costs
Dollars	$92,904	$65,291	$41,085
Percent of home closing revenue	6.4%	5.9%	5.5%

General and Administrative Expenses
Dollars	$53,929	$41,496	$36,105
Percent of total revenue	3.7%	3.7%	4.9%

Income Taxes
Dollars	$57,054	$43,607	$32,295
Percent of earnings before income taxes	37.7%	38.4%	38.9%

Home Closing Gross Profit.  Home closinggross profit represents home closing revenue less cost of home closings. Cost of home closings include developed lot costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs.   Home closing gross profit was 19.9% of home closing revenue in 2003, up from 19.2% in 2002.  The improvement in gross margin was primarily due to the absence of purchase accounting adjustments relating to the Hammonds and Perma-Bilt acquisitions, which, combined, amounted to $5.5 million in 2002.  Home closing prices increased at a greater rate than cost of home closings, also contributing to the gross margin improvement.  Average home closing prices were up 7% in 2003 while the average cost of home closings increased only 6%.

The dollar increase in gross profit for the year ended December 31, 2002 over 2001 is attributable to a 50% increase in home closing revenue during 2002.  The gross profit margin on home closings decreased to 19.2% in 2002, primarily due to the effect of writing up certain assets acquired in conjunction with purchase accounting for the Hammonds and Perma-Bilt acquisitions, which, combined, effectively increased cost of home closings by $5.5 million in 2002.  We also experienced a decrease in gross profit margin on home closings in 2002 due to the lower margins generally achieved by Hammonds in comparison to the Company as a whole, and to increased competitive pressures in some of our markets.

Land Closings.  The sale of land is not a significant component of our business plan and takes place sporadically.  Incidental sales of land may continue in the future, but could fluctuate substantially up or down.  A summary of lot and land sales is presented below:

	Years ended December 31,
	(in thousands)
	2003	2002	2001

Land closing revenue	$9,020	$7,378	$1,598
Cost of land closings	(7,785)	(6,578)	(1,474)

Land closing gross profit	$1,235	$800	$124

Commissions and Other Sales Costs.  Commissions and other sales costs, such as advertising and sales office expenses, were 6.4% of home closing revenue in 2003, up from 5.9% in 2002.  This increase was primarily the result of the rising use of independent brokers who are paid higher commissions than our employee brokers, along with costs associated with opening new communities for sale.  Our marketing expenses are incurred in connection with the promotion of a new community, and these expenses are often incurred in advance of actual home closings, which tend to lag the preceding sale by a period of four to nine months.

Commissions and other sales costs were approximately $65.3 million, or 5.9% of home closing revenue in 2002, as compared to approximately $41.1 million, or 5.5% of home closing revenue in 2001.  The higher commissions and sales costs in 2002 resulted primarily from a greater number of new communities added that year.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance, and travel expenses.  General and administrative costs as a percent of total revenue for 2003 and 2002 were consistent at 3.7% for each year.

General and administrative expenses were approximately $41.5 million, or 3.7% of total revenue in 2002, as compared to approximately $36.1 million, or 4.9% of total revenue in 2001.  The lower expense as a percentage of total revenue in 2002 in comparison to 2001 resulted partly from the June 2002 end to the California earn-out payment per the terms of the purchase contract when we acquired the division.  The earn-out was based on 20% of the pre-tax earnings of the Northern California region after reduction for a capital charge.  Company-wide, we were also able to benefit from expanding revenue while holding down increases in overhead costs.

Income Taxes.  Income taxes increased to $57.1 million in 2003 from $43.6 million in 2002.  As a percent of pre-tax earnings, taxes were 37.7% in 2003, down from 38.4% in 2002.  This reduction was mainly due to the 2003 increase in pre-tax earnings in Texas and Nevada, which have minimal or no state taxes, as a percent of total pre-tax earnings.  Also, the tax benefit related to the exercise of employee stock options reduced taxes currently payable by approximately $2.8 million, resulting in a more favorable tax rate.  This benefit was credited to paid-in capital.

The increase in income taxes to $43.6 million for the year ended December 31, 2002, from $32.3 million in the prior year resulted from an increase in pre-tax income.  The tax benefit associated with the exercise of employee stock options reduced taxes payable for 2002 by approximately $5.2 million, which resulted in a more favorable tax rate.  The tax benefit was credited to additional paid-in capital.

Liquidity and Capital Resources

Our principal uses of capital for the year ended December 31, 2003 were for operating expenses, land and property purchases, lot development, home construction, the repurchase of common stock, income taxes, interest and investments in joint ventures.  We used a combination of borrowings under our revolving credit facility and funds generated by operations to meet our short-term working capital requirements.

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

We enter into various options and purchase contracts for land as a normal course of business.  Except for our specific performance options, none of these agreements require us to purchase lots.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts.  At December 31, 2003, we had entered into purchase agreements with an aggregate purchase price of $1.1 billion, on which we had made deposits of approximately $106.8 million in cash along with approximately $17.5 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 - Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

In December 2003 we increased the committed balance of our unsecured credit facility by $150 million, raising the total commitment to $400 million.  The facility is with a consortium of banks, led by Guaranty Bank and Bank One, NA.  The revised agreement also lengthened the term of the facility by 18 months, extending the maturity date to May 2007, and expanded the number of banks participating in the facility from seven to ten.

At December 31, 2003, there was a balance of $62.9 million outstanding under our senior unsecured revolving credit facility and approximately $25.1 million was outstanding in letters of credit that collateralize our obligations under various land purchase and other contracts.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $160 million at December 31, 2003, as determined by borrowing base limitations defined by our agreement with the lending banks.

This credit facility contains certain financial and other covenants, including covenants:

•                  requiring us to maintain tangible net worth of at least $180 million plus 50% of net income earned since January 1, 2003 plus 75% of the aggregate net increase in tangible net worth resulting from the sale of capital stock and other equity interests (as defined);

•                  prohibiting our ratio of indebtedness (including accrued expenses) to tangible net worth from being greater than 2.25 to 1;

•                  requiring us to maintain a ratio of EBITDA (including interest amortized to cost of sales) to interest incurred (as defined) of at least 2.0 to 1;

•                  prohibiting the net book value of our land and lots where construction of a home has not commenced to exceed 125% of tangible net worth and prohibiting the net book value of our raw land where grading or infrastructure improvements have not begun to exceed 20% of tangible net worth;

•                  limiting the number of unsold housing units and model units that we may have in our inventory at the end of any fiscal quarter as follows:

(1)          unsold homes cannot exceed 25% of the number of home closings within the four fiscal quarters ending on such date; and

(2)          model homes cannot exceed 10% of the number of home closings within the four fiscal quarters ending on such date; and

•                  prohibiting us from entering into any sale and leaseback transaction, excluding the sale and leaseback of model homes and prohibiting us from creating or incurring any off-balance sheet liability.  For purposes of our credit facility, off-balance sheet liabilities include:

(1)          certain liabilities arising under asset securitization transactions;

(2)          monetary obligations under synthetic leases, tax retention or off-balance sheet lease transactions that upon the application of any debtor relief law to us would be characterized as indebtedness;

(3)          any other monetary obligation with respect to any transaction which upon the application of any debtor relief law to us would be characterized as indebtedness or which is the functional equivalent of or takes the place of borrowing but which does not constitute a liability on our consolidated balance sheet.

Notwithstanding the above, our credit facility specifically provides that liabilities (i) under rolling options and similar contracts for the acquisition of real property and (ii) arising under model home leases shall not be deemed off-balance sheet liabilities.

In May 2001, we issued $165 million in principal amount of 9.75% senior notes due 2011.  Approximately $66 million of this offering was used to complete the acquisition of Hancock, approximately $78 million was used to pay down existing bank debt, approximately $5.1 million was used to pay costs related to the senior notes offering and approximately $15.9 million was used to repay previously existing senior notes.  This early repayment of debt resulted in prepayment fees of approximately $731,000, which, net of the related income tax benefit, resulted in a loss of approximately $445,000 in the second quarter of 2001, which is reported as general and administrative expense and income tax benefit to conform with the requirement of SFAS 145, which was effective January 1, 2003.

In September 2001, we purchased and retired $10 million in principal amount of our outstanding 9.75% senior notes. The purchases were made at 93.25% of par at a gain of approximately $348,000, which net of related income tax effect of $136,000, resulted in a net gain of $212,000.

Through add-on financings, in February 2003 we increased our 9.75% senior notes due 2011 by approximately $51.6 million (including premium of $1.6 million) and in September we increased our senior notes by approximately $81.8 million (including premium of $6.8 million), the proceeds of which were used to pay down our senior unsecured revolving credit facility.

Our senior notes require us to comply with a number of covenants that restrict certain transactions, including covenants:

•                  limiting the amount of additional indebtedness we can incur unless after giving effect to such additional indebtedness, either (i) our fixed charge coverage ratio would be at least 2.0 to 1.0 or (ii) our ratio of consolidated debt to consolidated tangible net worth would be less than 3.0 to 1.0, provided, however, this limitation does not apply to most types of inter-company indebtedness, purchase money indebtedness up to $15 million, non-recourse indebtedness and other indebtedness up to $15 million;

•                  generally limiting the amount of dividends, redemptions of equity interests and certain investments we can make to $10 million plus (i) 50% of our net income since June 1, 2001 plus (ii) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions;

•                  requiring us to maintain tangible net worth of at least $60 million;

•                  limiting our ability to incur or create certain liens; and

•                  placing limitations on the sale of assets, mergers and consolidations and transactions with affiliates.

As of and for the year ended December 31, 2003, we were in compliance with the credit facility and senior note covenants.

We believe that our current borrowing capacity, cash on hand at December 31, 2003, and anticipated net cash flows from operations are and will be sufficient to meet liquidity needs for the foreseeable future.  We believe our future cash needs will include funds for the completion of projects that are underway, the maintenance of our day-to-day operations, and the acquisition or start-up of additional homebuilding operations, should the opportunities arise.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

In August 2002, our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities laws, and at times and in amounts as management deems appropriate.  By

December 31, 2003, we had purchased 664,300 shares of our common stock under the August 2002 program at an average price of $33.61 per share.

Off-Balance Sheet Arrangements

We often acquire finished building lots at market prices from various development entities under fixed price purchase agreements.  This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.  Under these purchase agreements, we are usually required to make deposits in the form of cash or letters of credit, which may be forfeited if we fail to perform under the agreement.  At December 31, 2003, we had entered into purchase agreements with an aggregate purchase price of approximately $1.1 billion, by making deposits of approximately $106.8 million in the form of cash and approximately $17.5 million in letters of credit.

We also obtain letters of credit and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At December 31, 2003, we had approximately $7.6 million in outstanding letters of credit and $147.4 million in performance bonds for such purposes. We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period				More
		Less than 1			Than 5
	Total	Year	1-3 Years	4-5 Years	Years

Principal, senior notes	$280,000	—	—	—	$280,000
Interest, senior notes	202,475	$27,300	$54,600	$54,600	65,975
Revolving construction facilities	62,900	—	62,900	—	—
Other borrowing obligations	600	600	—	—	—
Operating lease obligations	9,882	4,373	3,673	1,489	347
Specific performance option obligations	17,653	10,376	7,277	—	—

Total	$573,510	$42,649	$128,450	$56,089	$346,322

We do not engage in commodity trading or other similar activities.  We had no derivative financial instruments at December 31, 2003 or 2002.

As a part of our model home construction activities, we enter into lease transactions with third parties, the monthly payments for which are typically calculated by applying the LIBOR rate to the agreed upon basis of the leased asset.  At December 31, 2003, the total lease basis of model homes under these lease agreements, including land and construction costs, was approximately $49.8 million, all of which is excluded from our balance sheet.  Our obligations under these leases are included in the table above within the operating lease obligation category.  See Notes 3 and 12 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.

Consolidated Cash Flow

Our cash and cash equivalents at December 31, 2003 decreased by approximately $1.8 million from the balance at the end of the prior year.  This decrease reflects a net usage of cash in operating activities of approximately $56.9 million, compared with $1.1 million provided in 2002.  Net cash used for operating activities in 2001 was $16.4 million.  The increase in cash used in operations in 2003 resulted mainly from increased purchases of real estate to be used in our homebuilding operations. The change in cash provided of $1.1 million in 2002 compared to $16.4 million used in 2001 resulted mainly from the $19.3 million increase in net earnings.

We used cash in investing activities of $29.2 million in 2003, mainly for purchases of property and equipment and investments in unconsolidated entities, compared with $149.7 million and $76.5 million in 2002 and 2001, respectively.  The increase in cash used in 2002 over 2001 was primarily due to our acquisition of Hammonds and Perma-Bilt, which used cash of approximately $129.6 million.

Financing activities generated cash of $84.3 million in 2003 and $151.8 million in 2002.  In 2003, we issued additional senior notes of $133.4 million, an increase that was offset by net repayments of our loans payable of $46.4 million and approximately $5.2 million used for repurchases of our common stock.  In 2001 we generated $91.9 million in cash.  The increase in cash provided by financing activities in 2002 resulted mainly from the proceeds from the sale of our common stock in a public offering, offset by increased purchases of treasury shares.

Other Events

As widely reported in the media, in the third quarter of 2003, a gasoline pipeline located under the common area of one of our Tucson communities ruptured, spraying five homes under construction with gasoline but causing no personal injuries.  At the time of the rupture, all 68 lots in the community were under contract to homebuyers, but no homes were completed at that time and the community was unoccupied.  As a consequence of this rupture, the five affected homes were demolished, and we offered all buyers in the affected community the right to cancel their purchase contracts, resulting in a net cancellation of approximately 24 sales (some cancelled contracts were replaced by new buyers).  We believe the owner of the pipeline (a Fortune 500 company) is responsible for and will pay for substantially all damages and losses we incur relating to this incident.  At this time, we are in continuing discussions with the pipeline owner to resolve outstanding issues.  Closings of homes in this community have been delayed as a result of the ongoing investigation and remediation of the damage caused by the rupture and related issues.  At December 31, 2003, we had incurred approximately $400,000 related to this incident, substantially all of which we expect to recover in 2004.

Seasonality

We historically close more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and luxury products.  We expect this seasonal trend to continue, although it may vary as our operations continue to expand.

Recent Accounting Standards

In January 2003, SFAS No. 145 “Rescission of SFAS No. 4, 44, 64, and Amendment of SFAS No. 13 and Technical Corrections” became effective.  SFAS No. 145 prevents gains or losses on the extinguishment of debt not meeting the criteria of APB No. 30 from being treated as an extraordinary item. We adopted SFAS No. 145 in January 2003, and as a result, the pretax charge of $382,651 recorded in 2001 as an extraordinary loss has been reclassified to general and administrative expenses, net of the related tax benefit.

Recently, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" (FIN 46R), which governs whether certain transactions should be accounted for as on- or off-balance sheet transactions.  Our adoption of FIN 46R could affect our accounting methods and the way we conduct our land acquisition activities.  We have the right to acquire a substantial amount of lot inventory through rolling options and purchase agreements with third parties and, to a lesser extent, joint ventures.  Historically, our rolling options and similar contractual arrangements to acquire lot inventory have not been reflected on our balance sheet.

Based upon current interpretations of FIN 46R, in connection with substantially all of our land purchase transactions, we will need to obtain certifications from sellers that the property we have contracted to acquire represents less than half of the fair value of the total assets held by the seller.  If we cannot obtain such a certification, we would then be required to obtain confidential financial information from the seller about the seller’s ownership structure, financing sources, its other assets and liabilities, and its general business and operations.  This information would be used to evaluate whether the selling entity should be consolidated into our financial statements based upon tests designed to determine if we have a majority economic (even if not legal) interest in the entity and, if so, determine how the seller’s assets and liabilities are to be consolidated into our financial statements.

Although land-banking and purchase arrangements entered into prior to December 31, 2003 are exempt from these information requirements, provided exhaustive efforts have been made to obtain such information, land transactions entered into in the first quarter of 2004 and forward must satisfy these standards.  For transactions entered into prior to 2004, we have made exhaustive efforts to obtain relevant information and we will continue to make similar efforts in future periods as required.

We are currently in the process of contacting property owners that in the first quarter of 2004 entered into contractual arrangements to sell us property to obtain the relevant certifications and information to satisfy these standards.  No assurances can be given that we will be able to obtain such information on a timely basis.  To the extent we are unable to obtain relevant information from sellers, we anticipate that we would either purchase the lots and land subject to these option agreements, cancel these option agreements and write off any earnest money or option deposits related to them, or sell and assign our interest in these option agreements to an independent third party.  Although there can be no assurances, we believe that the impact on our business and financial position of either purchasing the lots and land subject to these option agreements or canceling these option agreements would not be material.

In the future, we intend to limit most of our transactions to sellers than can supply the necessary certifications or required financial information to us.

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

Homebuilding Industry Factors.  The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions such as employment levels, availability of financing, interest rates, and consumer confidence.  These factors can negatively affect demand for, cost of and pricing of our homes.  We are subject to various risks, many of which are outside of our control, including delays in construction schedules, cost overruns, changes in governmental regulations (such as no- or slow-growth initiatives), increases in real estate taxes and other local government fees, and raw materials and labor costs.

We are also subject to the potential for significant variability and fluctuations in the cost and availability of real estate.    Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we are beginning to purchase larger parcels, in some cases with a joint venture partner.  Write-downs of our real estate could occur if market conditions deteriorate and these write-downs could be material in amount.  Write-downs may also occur if we purchase land at higher prices during stronger economic periods and the value of that land subsequently declines during slower economic periods.

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

Increased Insurance Costs.  Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  We believe that we have maintained adequate insurance coverage to insure against these types of claims for homes completed before October 1, 2003.  Insurance carriers have been excluding claims from policies arising from the presence of mold for many builders and, as of October 1, 2003, our insurance policy began excluding mold coverage.  We believe we have sufficient retentions to protect against these types of claims related to homes completed after September 30, 2003.  If our retentions are not sufficient to protect against these types of claims or if we are unable to obtain adequate insurance coverage, a material adverse effect on our business, financial condition and results of operations could result if we are exposed to claims arising from the presence of mold in the homes that we sell.

Partially as a result of the September 11, 2001 terrorist attacks, the cost of insurance has risen, deductibles or retentions have increased significantly, and the availability of insurance has diminished.  Significant increases in our cost of insurance coverage or retentions could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in Operating Results. We historically have experienced, and expect to continue to experience, variability in home sales and net earnings on a quarterly basis.  As a result of such variability, our historical performance may not be a meaningful indicator of future results.  Factors that contribute to this variability include:

•                  timing of home deliveries and land closings;

•                  our ability to acquire additional land or options for additional land on acceptable terms;

•                  conditions of the real estate market in areas where we operate and of the general economy;

•                  the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing;

•                  costs and availability of materials and labor; and

•                  delays in construction schedules due to strikes, adverse weather, acts of God, reduced subcontractor availability and governmental restrictions.

Interest Rates and Mortgage Financing. In general, housing demand is adversely affected by increases in interest rates and housing costs and the unavailability of mortgage financing.  Most of our buyers finance their home purchases through third-party lenders providing mortgage financing.  If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material.  Interest rates are currently near historically low levels, however, it is impossible to predict future increases or decreases in market interest rates.  In addition, homebuilding activities depend upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often must sell their residences before they purchase our homes.  Any reduction of financing availability could adversely affect home sales.

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

Lack of Geographic Diversification. We have operations in Texas, Arizona, California and Nevada.  Our lack of geographic diversification could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

Additional Financing; Limitations.  The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development.  Accordingly, we incur substantial indebtedness to finance our homebuilding activities.  At December 31, 2003, we had approximately $351.5 million of indebtedness.  If we require working capital greater than that provided by operations or available under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. The level of our indebtedness could have important consequences to our stockholders, including the following:

•                  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•                  we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

•                  we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•                  we are more vulnerable to economic downturns and adverse developments in our business.

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

We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.  If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds.  We cannot guarantee that we will be able to do so on terms acceptable to us, if at all.  In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Operating and Financial Limitations.  The indenture for our senior notes and the agreement for our senior unsecured credit facility impose significant operating and financial restrictions on us.  These restrictions limit our ability, among other things, to:

•                  incur additional indebtedness;

•                  pay dividends or make other distributions;

•                  repurchase our stock;

•                  make investments;

•                  sell assets;

•                  enter into agreements restricting our subsidiaries’ ability to pay dividends;

•                  enter into transactions with affiliates; and

•                  consolidate, merge or sell all or substantially all of our assets.

In addition, the indentures for our senior notes and our senior unsecured credit facility require us to maintain a minimum consolidated tangible net worth and our credit facility requires us to maintain other specified financial ratios.  We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities.  A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness.  If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

Government Regulations; Environmental Conditions. Regulatory requirements could cause us to incur significant liabilities and costs and could restrict our business activities.  We are subject to local, state and federal statutes and rules regulating certain developmental matters, as well as building and site design.  We are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. We may be subject to additional costs and delays or may be precluded entirely from building projects because of “no-growth” or “slow-growth” initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, welfare or environmental concerns.  We must also obtain licenses, permits and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond our control, but could cause delays in our homebuilding projects.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment.  Environmental laws or permit restrictions may result in project delays, may cause substantial compliance and other costs and may prohibit or severely restrict development in certain environmentally sensitive regions or geographic areas.  Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber.

Future Expansion.  We may continue to consider growth or expansion of our operations in our current markets or in other areas of the country.  Our expansion into new or existing markets could have a material adverse effect on our cash flows or profitability.  The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions.  New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

Dependence on Key Personnel.  Our success largely depends on the continuing services of certain key employees, including our Co-Chief Executive Officers, Steven J. Hilton and John R. Landon, and our continued favorable development depends on our ability to attract and retain qualified personnel.  We have employment agreements with Messrs. Hilton and Landon, but we do not have employment agreements with certain other key employees.  We believe that Messrs. Hilton and Landon each possess valuable industry knowledge, experience, and leadership abilities that would be difficult in the short term to replicate.  The loss of the services of key employees could harm our operations and business plans.

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

Inflation.  We, like other homebuilders, may be adversely affected during periods of high inflation, mainly because of higher land and construction costs.  Also, higher mortgage interest rates may have a significant adverse effect on the affordability of mortgage financing to prospective buyers.  Inflation increases our cost of financing, materials and labor and could cause our financial results or growth to decline.  We attempt to pass cost increases on to our customers through higher sales prices.  To date, inflation has not had a material adverse effect on our results of operations; however, inflation could impact our future operating results.

Natural Disasters.  We have significant homebuilding operations in Texas and California.  Some of our markets in Texas occasionally experience extreme weather conditions such as tornadoes or hurricanes.  California has experienced a significant number of earthquakes, flooding, landslides and other natural disasters in recent years.  We do not insure against some of these risks.  These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in losses that exceed our insurance coverage.  We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials.  Any of these events could cause a decrease in our revenue, cash flows and earnings.

Recent Accounting Pronouncements.  The FASB recently issued FIN 46R, which governs “variable interest entities” in a way that impacts our ability to use rolling option contracts and even long-term purchase agreements to control land for future development.  In order to maintain these interests as “off-balance sheet”, as we have historically done, we will need to structure our transactions differently than we have in the past, and will need to limit transactions to sellers that meet certain requirements, some of which could impact our ability to buy land.  In addition, we may need to record more land and corresponding liabilities on our balance sheet, which may negatively affect how lenders and investors perceive our financial condition.  Some of our transactions in the first quarter of 2004 may not, at the present time, satisfy off-balance sheet treatment.  In such cases, we anticipate that we would either purchase the lots and land subject to these option agreements and write off any earnest money or option deposits related to them, cancel the agreements and forfeit our related earnest money or option deposits, or sell and assign our interest in these option agreements to an independent third party.  We do not believe that these actions, if taken, would have a material adverse impact on our financial results or financial position, but there can be no assurance in this regard.

Acts of War.  Acts of war or any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflict with Iraq, may cause disruption to the economy, our company, our employees and our customers, which could impact our revenue, costs and expenses and financial condition.

Special Note of Caution Regarding Forward-Looking Statements

In passing the Private Securities Litigation Reform Act of 1995 (PSLRA), Congress encouraged public companies to make “forward-looking statements” by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the PSLRA.

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All statements other than of historical fact are forward-looking statements and are within the meaning of that term in Section 27A of the Securities Act of 1993, and Section 21E of the Exchange Act.  Forward-looking statements in this Annual Report and Form 10-K include statements concerning the demand for and the pricing of our homes, the growth potential of the markets we operate in, our acquisition strategy, positive demographic and other trends related to the homebuilding industry in general and our ability to capitalize on them, the future supply of housing inventory in our markets and the homebuilding industry in general, the number of communities we expect to open for sales in certain markets in 2004, our perceptions of the current and future valuation of homebuilding companies, our ability to renew existing leases on comparable terms, our expectation that existing letters of credit and performance bonds will not be drawn on, our expectation that our costs and expenses relating to a ruptured pipeline under one of our Tucson subdivisions will be paid by the owner of the pipeline, the adequacy of our insurance coverage and warranty reserves, our ability to deliver existing backlog, the expected outcome of legal proceedings against us, the sufficiency of our capital resources to support our growth strategy, the impact of new accounting standards, (particularly FIN 46R) the future realizability of deferred tax assets, the expectation of continued positive operating results in 2004 and beyond and the expected benefits of our acquisitions.  Such statements are subject to significant risks and uncertainties.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results and Financial Condition.”

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility.  The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates.  As of December 31, 2003, we had approximately $62.9 million drawn under our revolving credit facility that is subject to changes in interest rates.  An increase or decrease of 1% in interest rates would change our annual debt service payments by approximately $630,000 per year.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $280.0 million in principal of our 9.75% senior notes.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate borrowings until we would be required to refinance such debt.

The following table presents our debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value.

	For the Year Ended December 31,
	(dollars in millions)
	2004	2005	2006	2007		2008	Thereafter	Total	Fair Value at 12/31/03
Long term debt:

Fixed rate	$0.6	—	—	—		—	$280.0	$280.6	$313.6	(b)
Average interest rate	7%	—	—	—		—	9.75%	9.74%	n/a

Variable rate		—	—	$62.9		—	—	$62.9	$62.9	(c)
Average interest rate		—	—		(a)	—	—	—	n/a

(a) Prime or LIBOR plus 2.0%.

(b) Fair value of our fixed rate debt at December 31, 2003, is based on quoted market prices by independent dealers.

(c) Our revolving credit facility carries a variable interest rate which is comparable to current market rates, therefore the cost basis approximates fair value.

Our operations are interest rate sensitive.  As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing.  Higher interest rates could adversely affect our revenues, gross margins and net income and would also increase our variable rate borrowing costs.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, together with related notes and the report of KPMG LLP, independent auditors, are on the following pages.  Other required financial information is more fully described in Item 15.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Meritage Corporation:

We have audited the accompanying consolidated balance sheets of Meritage Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meritage Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed their method of accounting for goodwill in 2002.

	/s/	KPMG LLP

Phoenix, Arizona
February 16, 2004

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands, except share data)
Assets
Cash and cash equivalents	$4,799	$6,600
Real estate	678,011	484,970
Consolidated real estate not owned	18,572	—
Deposits on real estate under option or contract	105,870	77,516
Receivables, net	8,716	8,894
Deferred tax asset, net	1,204	2,701
Goodwill	75,645	73,785
Property and equipment, net	23,669	14,007
Prepaid expenses and other assets	14,525	13,941
Investments in unconsolidated entities	23,528	9,374

Total assets	$954,539	$691,788

Liabilities
Accounts payable	$80,737	$52,133
Accrued liabilities	67,411	41,329
Home sale deposits	25,352	16,091
Liabilities related to consolidated real estate not owned	17,653	—
Loans payable	63,500	109,927
Senior notes	287,991	155,000

Total liabilities	542,644	374,480

Stockholders’ Equity
Common stock, par value $0.01. Authorized 50,000,000 shares; issued and outstanding 15,479,558 and 15,227,460 shares at December 31, 2003 and 2002, respectively	155	152
Additional paid-in capital	202,678	197,320
Retained earnings	242,615	148,209
Treasury stock at cost, 2,302,226 and 2,137,926 shares at December 31, 2003 and 2002, respectively	(33,553)	(28,373)

Total stockholders’ equity	411,895	317,308

Total liabilities and stockholders’ equity	$954,539	$691,788

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)

Home closing revenue	$1,461,981	$1,112,439	$742,576
Land closing revenue	9,020	7,378	1,598
	1,471,001	1,119,817	744,174

Cost of home closings	(1,170,699)	(898,343)	(585,440)
Cost of land closings	(7,785)	(6,578)	(1,474)
	(1,178,484)	(904,921)	(586,914)

Home closing gross profit	291,282	214,096	157,136
Land closing gross profit	1,235	800	124
	292,517	214,896	157,260

Commissions and other sales costs	(92,904)	(65,291)	(41,085)
General and administrative expenses	(53,929)	(41,496)	(36,105)
Other income, net	5,776	5,435	2,884

Earnings before income taxes	151,460	113,544	82,954
Income taxes	(57,054)	(43,607)	(32,295)

Net earnings	$94,406	$69,937	$50,659

Net earnings per share:

Basic:
Net earnings per share	$7.24	$5.64	$4.78

Diluted:
Net earnings per share	$6.84	$5.31	$4.30

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2003, 2002 and 2001
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2000	11,846	$118	$104,384	$27,613	$(11,016)	$121,099
Net earnings	—	—	—	50,659	—	50,659
Tax benefit from stock option exercises	—	—	2,486	—	—	2,486
Exercise of stock options	768	8	2,542	—	—	2,550
Purchase of treasury stock	—	—	—	—	(207)	(207)

Balance at December 31, 2001	12,614	126	109,412	78,272	(11,223)	176,587

Net earnings	—	—	—	69,937	—	69,937
Tax benefit from stock option exercises	—	—	5,222	—	—	5,222
Exercise of stock options	601	6	3,006	—	—	3,012
Purchase of treasury stock	—	—	—	—	(17,150)	(17,150)
Issuance of common stock upon public offering	2,012	20	79,680	—	—	79,700

Balance at December 31, 2002	15,227	152	197,320	148,209	(28,373)	317,308

Net earnings	—	—	—	94,406	—	94,406
Tax benefit from stock option exercises	—	—	2,805	—	—	2,805
Exercise of stock options	252	3	2,542	—	—	2,545
Purchase of treasury stock	—	—	—	—	(5,180)	(5,180)
Stock option expense	—	—	11	—	—	11

Balance at December 31, 2003	15,479	$155	$202,678	$242,615	$(33,553)	$411,895

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net earnings	$94,406	$69,937	$50,659
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	8,536	6,780	5,741
(Increase) decrease in deferred tax asset	1,497	(89)	(2,069)
Tax benefit from stock option exercises	2,805	5,222	2,486
Equity in earnings of unconsolidated entities	(3,830)	(1,383)	(299)
Changes in assets and liabilities, net of effect of acquisitions in 2002 and 2001:
Increase in real estate	(193,426)	(54,896)	(64,386)
Increase in deposits on real estate under option or contract	(29,273)	(29,088)	(12,102)
Increase in receivables and prepaid expenses and other assets	(1,556)	(5,585)	(9,791)
Increase in accounts payable and accrued liabilities	54,686	10,291	13,232
Increase (decrease) in home sale deposits	9,261	(139)	118
Net cash (used in) provided by operating activities	(56,894)	1,050	(16,411)

Cash flows from investing activities:
Investments in unconsolidated entities	(13,850)	(8,022)	(1,003)
Distributions from unconsolidated entities	3,526	1,136	277
Cash paid for acquisitions	—	(129,582)	(65,759)
Increase in goodwill	(1,860)	(4,938)	(2,710)
Purchases of property and equipment	(17,133)	(8,285)	(7,270)
Proceeds from sales of property and equipment	97	—	—
Net cash used in investing activities	(29,220)	(149,691)	(76,465)

Cash flows from financing activities:
Proceeds from loans payable	1,386,535	816,153	527,910
Repayments of loans payable	(1,432,962)	(729,857)	(578,391)
Proceeds from issuance of senior notes	133,375	—	165,000
Repayments of senior notes	—	—	(25,000)
Proceeds from sale of common stock, net	—	79,700	—
Purchase of treasury stock	(5,180)	(17,150)	(207)
Proceeds from stock option exercises	2,545	3,012	2,550
Net cash provided by financing activities	84,313	151,858	91,862

Net (decrease) increase in cash and cash equivalents	(1,801)	3,217	(1,014)
Cash and cash equivalents, beginning of period	6,600	3,383	4,397
Cash and cash equivalents, end of period	$4,799	$6,600	$3,383

See Supplemental Disclosure of Cash Flow Information at Note 9.

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.  We are a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona, California and Nevada.  We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base.  We have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989.  In 2002 we acquired Hammonds Homes (Hammonds), a builder of primarily move-up homes in Houston, Austin and Dallas, Texas, and Perma-Bilt Homes (Perma-Bilt), a homebuilder that serves the move-up market in the Las Vegas, Nevada area.   We entered the Inland Empire region of the greater Los Angeles area in January 2004 with our acquisition of Citation Homes of Southern California (Citation) (see Note 5).

We operate in Texas as Legacy Homes, Monterey Homes, and Hammonds Homes; in Arizona as Monterey Homes, Hancock Communities, and Meritage Homes; in Northern California as Meritage Homes; and in Nevada as Perma-Bilt Homes.  At December 31, 2003, we were actively selling homes in 123 communities, with base prices ranging from $98,000 to $730,000.  We have four operating and reporting segments:  Texas, Arizona, California, and Nevada.  Our Corporate division is a non-operating segment that supports the operations of our other segments.  Corporate acts as the Company’s internal source of financing, develops and coordinates new business development and operating efficiencies and performs the activities related to being a publicly traded entity.  See Note 11 to our consolidated financial statements included in this report for information regarding our segments.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Meritage Corporation and those of our consolidated subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation, and certain prior year amounts have been reclassified to be consistent with current year financial statement presentation.  In our opinion, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position and results of operations for the periods presented.  Financial results include the operations of Hancock Communities (Hancock) from May 31, 2001, Hammonds from July 1, 2002 and Perma-Bilt from October 1, 2002,  the effective dates of the acquisitions (see Note 5).

Cash and Cash Equivalents.  Liquid investments with an initial maturity of three months or less are classified as cash equivalents.  Amounts in transit from title companies for home closings of approximately $3.3 million and $5.2 million are included in cash and cash equivalents at December 31, 2003 and 2002, respectively.

Real Estate.  Real estate consists of finished home sites and home sites under development, completed homes and homes under construction, and land held for development.  Costs capitalized include direct construction costs for homes, development period interest and certain common costs that benefit the entire community. Common costs are incurred on a community-by-community basis and allocated to residential lots based on the number of lots to be built in the project, which approximates the relative sales value method.  Common costs incurred prior to construction are allocated to the land parcel benefited, based on the relative fair value of the parcel prior to construction.

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

Investments in Unconsolidated Entities.  We use the equity method of accounting for investments in unconsolidated entities over which we have significant influence but do not have a controlling interest.  Under the equity method, our share of the joint ventures' income or loss is included in other income, net.  We have not presented summarized information as to assets, liabilities and results of operations of investments in unconsolidated entities because it is not material in relation to our financial position or results.

Cost of Home Closings.  Cost of home closings includes direct home construction costs, closing costs, land acquisition and development costs, development period interest, and common costs.  Direct construction costs are accumulated during the period of construction and charged to cost of closings under specific identification methods, as are closing costs.  See the discussion of common costs under real estate above for allocation methods.

Estimated future warranty costs are charged to cost of home closings in the period when the revenues from the related home closings are recognized.  Costs are accrued based upon historical experience and generally range from 0.20% to 0.75% of the home’s sales price (see Note 12).

Revenue Recognition.  Revenue from closings of residential real estate is recognized when closings have occurred, the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property.

Property and Equipment.  Property and equipment at December 31, 2003 and 2002 consists of approximately $12.5 million and $3.3 million, respectively, of computer and office equipment and approximately $11.2 million and $10.7 million, respectively, of model home furnishings, and is stated at cost less accumulated depreciation.  Accumulated depreciation related to these assets amounted to approximately $11.8 million and $10.5 million at December 31, 2003 and 2002, respectively.  Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  Maintenance and repair costs are expensed as incurred.

Deferred Costs. We incurred costs of approximately $5.2 million related to the 2001 issuance of our 9.75% senior notes, due June 2011 and approximately $1.5 million in bank fees related to the addition of our December 2002 credit facility.  In 2003, we incurred an additional $2.1 million related to the February and September add-ons to our senior notes, and approximately $1.5 million related to the restructuring of our credit facility.  We have deferred these costs and are amortizing them over the life of the debt.  The costs related to the issuance of our senior notes are amortized using the effective interest method, and the costs related to our revolving credit facility are recognized as general and administrative expense on a straight-line basis (which approximates the effective interest method) over the period the facility is outstanding.  At December 31, 2003 and 2002, approximately  $8.4 million and $5.9 million, respectively, of deferred costs, net of amortization, were included on our balance sheets within prepaid expenses and other assets.

Income Taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in future years and are subsequently adjusted for changes in the rates.  The effect on deferred tax assets and liabilities of a change in tax rates is a charge or credit to deferred tax expense in the period of enactment.

Stock Split.  In April 2002, our Board of Directors declared a two-for-one split of our common stock in the form of a stock dividend.  All share and per share amounts have been restated to reflect the split.

Earnings Per Share. We compute basic earnings per share by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

Stock-Based Compensation.  We have a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our authorized but unissued common stock.  This plan is described more fully in Note 7.  We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock

Issued to Employees”, as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, we continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123.  We have not issued options with exercise prices below the market value on the date of the grant; therefore, we have not recognized compensation expense relating to below-market grants for our stock-based plan.  Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts.  For the purpose of this disclosure, the value of the options is estimated by applying a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

		Years Ended December 31,
		(in thousands, except per share amounts)
		2003	2002	2001
Net earnings	As reported	$94,406	$69,937	$50,659
	Deduct*	(3,541)	(2,237)	(1,464)
	Pro forma	$90,865	$67,700	$49,195

Basic earnings per share	As reported	$7.24	$5.64	$4.78
	Pro forma	$6.97	$5.46	$4.64

Diluted earnings per share	As reported	$6.84	$5.31	$4.30
	Pro forma	$6.58	$5.14	$4.18

* Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.  See Note 7 for assumptions used to determine fair value.

We have generally granted options only to our employees and non-employee directors.  To date, the amount of compensation expense recorded in association with granting options has been approximately $11,000.

Goodwill.  Upon our January 1, 2002 adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer subject to amortization.  Our goodwill amortization for the year 2001 was approximately $4.3 million.  Had we not amortized goodwill in 2001, our net earnings would have been approximately $53.3 million, with basic earnings per share of $5.02 and diluted earnings per share of $4.52.

Although goodwill is no longer subject to amortization, it is subject to at least an annual assessment for impairment by applying a fair value-based test.  If the carrying amount of the net assets of an identified reporting unit exceeds the fair value of that reporting unit, goodwill is considered to be impaired.  We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable.  In evaluating impairment, we base our estimates of fair value on an analysis of selected business acquisitions in the homebuilding industry provided to us by an independent third party.  Such evaluations for impairment are significantly impacted by the amount a buyer is willing to pay in the current market for a like business.  If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the net assets identified in our reporting units.

Fair Value of Financial Instruments.  We determine fair value of financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”

The estimated fair value of our 9.75% senior notes at December 31, 2003 and 2002 was $313.6 million and $162.0 million, respectively, based on quoted market prices by independent dealers.  The recorded principal amount of our senior notes at December 31, 2003 and 2002 was $280.0 million and $155.0 million, respectively.

Our revolving credit facility and acquisition and development loans carry interest rates that are variable and/or comparable to current market rates based on the nature of the obligations, their terms and remaining maturity, and therefore, the cost basis approximates fair value.

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our short-term financial instruments to be at fair value.

Impact of Recently Issued Accounting Pronouncements.  In January 2003, SFAS No. 145 “Rescission of SFAS No. 4, 44, 64, and Amendment of SFAS No. 13 and Technical Corrections” became effective.  SFAS No. 145 prevents gains or losses on the extinguishment of debt not meeting the criteria of APB No. 30 from being treated as an extraordinary item. We adopted SFAS No. 145 in January 2003, and as a result, the pretax charge of $382,651 recorded in 2001 as an extraordinary loss has been reclassified to general and administrative expenses, net of the related tax benefit.

Recently, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" (FIN 46R), which governs whether certain transactions should be accounted for as on- or off-balance sheet transactions.  Our adoption of FIN 46R could affect our accounting methods and the way we conduct our land acquisition activities.  We have the right to acquire a substantial amount of lot inventory through rolling options and purchase agreements with third parties and, to a lesser extent, joint ventures.  Historically, our rolling options and similar contractual arrangements to acquire lot inventory have not been reflected on our balance sheet.

Based upon current interpretations of FIN 46R, in connection with substantially all of our land purchase transactions, we will need to obtain certifications from sellers that the property we have contracted to acquire represents less than half of the fair value of the total assets held by the seller.  If we cannot obtain such a certification, we would then be required to obtain confidential financial information from the seller about the seller’s ownership structure, financing sources, its other assets and liabilities, and its general business and operations.  This information would be used to evaluate whether the selling entity should be consolidated into our financial statements based upon tests designed to determine if we have a majority economic (even if not legal) interest in the entity and, if so, determine how the seller’s assets and liabilities are to be consolidated into our financial statements.

Although land-banking and purchase arrangements entered into prior to December 31, 2003 are exempt from these information requirements, provided exhaustive efforts have been made to obtain such information, land transactions entered into in the first quarter of 2004 and forward must satisfy these standards.  For transactions entered into prior to 2004, we have made exhaustive efforts to obtain relevant information and we will continue to make similar efforts in future periods as required.

We are currently in the process of contacting property owners that in the first quarter of 2004 entered into contractual agreements to sell us property to obtain the relevant certifications and information to satisfy these standards.  To the extent we are unable to obtain relevant information from sellers, we anticipate that we would either purchase the lots and land subject to these option agreements, cancel these option agreements and write off any earnest money or option deposits related to them, or sell and assign our interest in these options to an independent third party.  We believe that the impact on our business and financial position of either purchasing the lots and land subject to these option agreements or canceling these option agreements would not be material.

In the future, we intend to limit most of our transactions to sellers than can supply the necessary certifications or required financial information to us.

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate at December 31 consists of the following (in thousands):

	2003	2002
Homes under contract under construction	$281,931	$191,761
Finished home sites	166,456	123,500
Home sites under development	97,141	66,552
Unsold homes, completed and under construction	96,576	55,273
Model homes	22,170	19,160
Land held for development	13,737	28,724
	$678,011	$484,970

We capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is closed. Summaries of interest incurred and interest capitalized follow (in thousands):

	Years Ended December 31,
	2003	2002
Capitalized interest, beginning of year	$8,781	$8,746
Interest incurred and capitalized	26,580	19,294
Amortization to cost of home and land closings	(22,287)	(19,259)
Capitalized interest, end of year	$13,074	$8,781

NOTE 3 – VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

Variable Interest Entities

Pursuant to FIN 46R, a variable interest entity, or VIE, is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur.

Based on the provisions of FIN 46R, we have concluded that when we enter into option or purchase agreements to acquire land or lots from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created, where the fair value of the land or lots under contract are not more than half of the total fair value of the entity’s assets, we are considered to have a variable interest in specified assets only and not the entity.  For each VIE created, where the fair value of the land or lots under contract are more than half of the total fair value of the entity’s assets, then we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R.  If we are deemed to be the primary beneficiary of the VIE, because we are obligated to absorb the majority of the expected losses or receive the majority of the residual returns, we will consolidate the VIE in our consolidated financial statements.  As of December 31, 2003, we have not consolidated any VIEs.

FIN 46R was effective immediately for VIEs created after January 31, 2003.  We adopted FIN 46R upon its issuance.  For entities created on or before January 31, 2003, FIN 46R must be applied at the beginning of our quarter ending March 31, 2004.  Entities created before December 31, 2003, and for which sufficient information to apply the provisions of FIN 46R cannot be obtained, are not subject to the interpretation so long as exhaustive efforts have been made to obtain the information.

For option and purchase agreements entered into between February 1, 2003 and December 31, 2003, we have not consolidated any VIEs because we have either determined that these agreements should not be consolidated because we are not the primary beneficiary or we have made exhaustive efforts to obtain the information necessary to perform the required evaluations and have been unable to obtain such information.  For those VIEs that we were unable to obtain sufficient information to implement FIN 46R, our maximum exposure to loss is limited to the total of our option deposits on those contracts, which was approximately $7.0 million at December 31, 2003.

We do not have any ownership interest in the VIEs that hold the lots and land under option or contract, and accordingly, do not have legal or other access to the VIE’s books or records.  Therefore, it is not possible in some cases for us to accurately determine the underlying capital structure of the VIEs.  Creditors of these VIEs have no recourse against Meritage.  In these cases, we will need to structure our transactions differently than we have in the past, and will need to limit transactions to sellers that meet certain requirements, which could impact our ability to buy land.

Not all of our option agreements are determined to be VIEs.  The maximum exposure to loss in these options (as with all of our options) is limited to our option deposit.  Creditors of these VIEs have no recourse against Meritage.  In some cases, our option deposits are refundable if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option at December 31, 2003 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value *	Purchase Price	Cash	Letters of Credit
Specific performance options *	457	$18,572	$18,572	$919	—
Options consolidated on balance sheet **	—	—	—	—	—
Total options on balance sheet as consolidated real estate not owned **	457	18,572	18,572	919	—

Options/purchase contracts not consolidated on balance sheet – non-refundable deposits **	24,079	n/a	1,013,959	103,855	$17,455
Options/purchase contracts not consolidated on balance sheet – refundable deposits ***	1,999	n/a	73,585	2,015	—
Total options not consolidated on balance sheet	26,078	n/a	1,087,544	105,870	17,455
Total lots under option	26,535	$18,572	$1,106,116	$106,789	$17,455

Note:  Except for our specific performance options, our option agreements do not require us to purchase lots.  Our option to purchase lots remains effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the agreement.  The pre-established number of lots typically is structured to approximate our expected rate of home construction starts.

*  Fair value of specific performance options approximates purchase price due to the short-lived nature of the options.

**  Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

***  Deposits are refundable at our sole discretion.

Consolidated Real Estate Not Owned.

At December 31, 2003, the amount of lot option contracts recorded on our balance sheet under the category “Consolidated real estate not owned” is approximately $18.6 million, all of which represents the estimated fair value of specific performance options.  The corresponding credit relating to these assets of $17.7 million is included under the category “Liabilities related to consolidated real estate not owned”, which is net of option deposits totaling approximately $0.9 million.

NOTE 4 – LOANS PAYABLE AND SENIOR NOTES

Loans payable at December 31 consist of the following:

	2003	2002
	(in thousands)
$400 million unsecured revolving credit facility maturing May 2007 with extension provisions, with interest payable monthly approximating prime (4.0% at December 31, 2003) or LIBOR (approximately 1.165% at December 31, 2003) plus 2.0%.	$62,900	$107,565

Acquisition and development seller carry back financing, interest payable at a fixed rate of 15% per annum; paid in full during 2003.	—	2,362

Acquisition and development seller carry back financing, interest payable at a fixed rate of 7% per annum, principal and interest payable at July 3, 2004, secured by first deed of trust on real estate.	600	—

Total loans payable	$63,500	$109,927

At December 31, 2003, our outstanding 9.75% senior notes due 2011 totaled approximately $288.0 million, which includes $155.0 million in principal amount issued in May 2001, and add-ons of $51.5 million and $81.5 million, including unamortized premiums, issued in February 2003 and September 2003, respectively.  The add-on offerings of $50 and $75 million in aggregate principal amount of our 9.75% senior notes were issued at prices of 103.25% and 109.0% of their face amounts with a yield to worst 9.054% and 7.642%, respectively, and together with the May 2001 offering, constitute a single series of notes.

The bank revolving credit facility and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit certain investments, the incurrence of additional indebtedness, asset dispositions, mergers and creations of liens, among other items.  After considering our most restrictive bank covenants, our borrowing ability under the bank credit facility was approximately $160 million at December 31, 2003 as determined by borrowing base limitations defined by our agreement with the lending banks.  As of and for the year ended December 31, 2003, we were in compliance with these covenants.

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

Scheduled maturities of loans payable and senior notes as of December 31, 2003 follow (in thousands):

Years Ended December 31,
2004	$600
2005	—
2006	—
2007	62,900
2008	—
Thereafter	280,000
$343,500

NOTE 5 – ACQUISITIONS AND GOODWILL

Citation Homes of Southern California Acquisition.  Effective January 1, 2004, we purchased the homebuilding and related assets of Citation Homes of Southern California (“Citation”), which primarily operates in the Inland Empire region of the greater Los Angeles area.  The purchase price was approximately $25.2 million in cash, and we agreed to an earn-out of 20% of the pre-tax profits of Citation after capital charges, payable in cash over three years.  The results of operations of Citation will be included in our consolidated financial statements beginning in 2004, and will be combined into our California operating segment.

Perma-Bilt Acquisition.  Effective October 1, 2002, we purchased the homebuilding assets of Perma-Bilt Homes, a builder of single-family homes in the Las Vegas, Nevada metropolitan area.  The purchase price was approximately $46.6 million in cash including the repayment of existing debt in the amount of $16.7 million.  We also assumed accounts payable, accrued liabilities and home sale deposits totaling $5.8 million.  In addition, we agreed to an earn-out of 10% of the pre-tax profits of Perma-Bilt, payable in cash over three years.  Perma-Bilt builds a wide range of homes with a focus on serving the move-up housing markets and represents our Nevada operating segment for segment reporting.

Hammonds Acquisition.  On July 1, 2002, we acquired substantially all of the homebuilding and related assets of Hammonds Homes.  The purchase price was approximately $83.4 million in cash plus the assumption of accounts payable, accrued liabilities, and home sale deposits totaling $11.0 million and a note payable totaling $1.1 million. Established in 1987, Hammonds builds a wide range of homes in communities throughout the Houston, Dallas/Ft. Worth and Austin, Texas areas with a focus on serving the move-up housing market.  Hammonds is included in our Texas operating segment for segment reporting.

Hancock Acquisition.  On May 30, 2001, we acquired substantially all of the homebuilding and related assets of Hancock Communities.  The purchase price was $65.8 million in cash, plus the assumption of accounts payable, accrued liabilities and home sales deposits totaling $9.4 million and a note payable totaling $1.9 million.  In addition, we granted the founder of Hancock an earn-out, payable in cash over three years, equal to 20% of Hancock’s pre-tax net income after a 10.5% charge on capital.  Hancock serves the first-time and move-up markets throughout the Phoenix area.  Hancock is included in our Arizona operating segment for segment reporting.

The following unaudited pro forma financial data for the years ended December 31, 2002 and 2001 has been prepared as if the acquisitions of the assets and liabilities of Hancock on May 30, 2001, Hammonds on July 1, 2002, and Perma-Bilt on October 1, 2002 had occurred on January 1, 2001.  Unaudited pro forma financial data is presented for informational purposes only and is based on historical information.  This information may not be indicative of our actual amounts had the transactions occurred on the dates listed above, nor does it purport to represent future periods (in thousands except per share amounts):

	Years Ended December 31,
	2003	2002	2001
	(actual)	(pro forma)
Revenue	$1,471,001	$1,269,703	$1,063,733
Net earnings	94,406	75,568	69,569
Diluted EPS	6.84	5.74	5.91

Goodwill.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisitions of Hammonds, Perma-Bilt and Hancock were recorded using the purchase method of accounting with the results of operations of these entities included in our consolidated financial statements as of the date of the acquisition.  The purchase prices were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition.  Intangible assets equal to the excess purchase price over the fair value of the net assets of $21.3 million, $17.2 million and $11.4 million for Hammonds, Perma-Bilt and Hancock, respectively, were recorded as goodwill, which is included on the consolidated balance sheet.  The Hancock goodwill was being amortized on a straight line basis over a period of twenty years during fiscal 2001.

The changes in the carrying amount of goodwill related to our reportable segments for the years ended December 31, 2002 and 2003 were as follows (in thousands):

	Texas	Arizona	California	Nevada	Total

Balance at December 31, 2001	$13,457	$15,084	$1,828	—	$30,369
Goodwill acquired during the year	21,250	—	—	$17,228	38,478
Increase due to earn-out agreements	—	4,571	—	367	4,938
Balance at December 31, 2002	34,707	19,655	1,828	17,595	73,785
Increase due to earn-out agreements	—	168	—	1,692	1,860
Balance at December 31, 2003	$34,707	$19,823	$1,828	$19,287	$75,645

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets”, management selected January 1 as the date of our annual goodwill impairment testing.  During 2003 and 2002, management performed an analysis concerning potential impairment of goodwill carried and determined that no impairment existed.  During the first quarter of 2004, we will complete our analysis concerning potential impairment of the goodwill carried on our balance sheet at December 31, 2003.

NOTE 6 – EARNINGS PER SHARE

A summary of the reconciliation from basic earnings per share to diluted earnings per share for the years ended December 31, follows  (in thousands, except per share amounts):

	2003	2002	2001

Net earnings	$94,406	$69,937	$50,659

Weighted average number of shares outstanding - basic	13,045	12,405	10,610

Basic:
Basic earnings per share	$7.24	$5.64	$4.78

Diluted:
Weighted average number of shares outstanding - basic	13,045	12,405	10,610
Effect of dilutive securities:
Options to acquire common stock	765	766	1,166
Diluted weighted common shares outstanding	13,810	13,171	11,776

Diluted earnings per share	$6.84	$5.31	$4.30

Antidilutive stock options not included in the calculation of diluted earnings per share	—	307	—

NOTE 7 – INCENTIVE AWARDS AND RETIREMENT PLAN

Stock Based Compensation

Our Board of Directors administers our current stock option plan, which has been approved by our stockholders.  The plan authorizes grants of incentive stock options and non-qualified stock options to our officers, key employees, non-employee directors, and consultants.  The plan provides a means of performance-based compensation in order to attract and retain qualified employees.  At December 31, 2003, a total of 1,404,052 shares of Meritage common stock were reserved for issuance upon exercise of stock options granted under this plan.  The options vest over periods from one to five years from the grant date, are based on continued employment or service and expire five to ten years after the grant date.

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

The fair value for these options was established at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the years presented:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.33%	4.57%	4.79%
Expected volatility	54.66%	54.93%	55%
Expected life (in years)	7	7	6
Weighted average fair value of options	$19.11	$23.48	$8.32

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

Summary of stock option activity:

	Years Ended December 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year:	1,318,350	$17.98	1,620,726	$9.06	1,788,000	$4.37
Granted	349,000	$32.66	320,000	$38.76	643,900	$15.17
Exercised	(252,098)	$10.09	(600,956)	$4.83	(768,294)	$3.32
Canceled	(68,740)	$28.16	(21,420)	$17.25	(42,880)	$7.88
Options outstanding at end of year	1,346,512	$22.74	1,318,350	$17.98	1,620,726	$9.06

Options exercisable at end of year	358,855		285,690		588,588

Price range of options exercised	$ 2.81 – $38.59		$ 2.625 – $14.43		$ 2.625 – $8.82

Price range of options outstanding	$ 2.81 – $52.48		$ 2.81 – $45.80		$ 2.625 – $20.89

Total shares reserved at end of year	1,404,052		1,656,150		1,657,108

Stock options outstanding at December 31, 2003, were:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.81 – $7.99	239,225	2.1 years	$6.12	136,705	$6.20
$8.00 – $16.00	489,120	3.5 years	$14.87	172,900	$14.68
$30.00 – $40.00	593,957	5.9 years	$34.90	47,350	$38.54
$41.00 – $52.48	24,210	8.4 years	$47.91	1,900	$45.80
	1,346,512	4.4 years	$22.74	358,855	$14.76

401(k) Retirement Plan

We have a 401(k) plan for all full-time Meritage employees who have been with the Company for a period of six months or more.  We match portions of employees’ voluntary contributions, and made contributions to the plan of approximately $621,000, $490,000 and $318,000 for the years ended 2003, 2002 and 2001, respectively.

NOTE 8 – INCOME TAXES

Components of income tax expense are (in thousands):

	2003	2002	2001
Current taxes:
Federal	$49,543	$37,839	$29,165
State	6,014	5,857	5,199
	55,557	43,696	34,364

Deferred taxes:
Federal	1,265	(75)	(1,742)
State	232	(14)	(327)
	1,497	(89)	(2,069)

Total	$57,054	$43,607	$32,295

Income taxes differ for the years ended December 31, 2003, 2002 and 2001, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	2003	2002	2001
Expected taxes at current federal statutory income tax rate	$53,011	$39,740	$29,034
State income taxes	3,997	3,815	3,082
Non-deductible merger/acquisition costs and other	46	52	179
Income tax expense	$57,054	$43,607	$32,295

The actual tax provision differs from the expected tax expense computed by applying the applicable United States federal corporate tax rate of 35% and the composite state tax rates, which range from zero to 8.84% to the income before taxes for the years ended December 31, 2003, 2002 and 2001.  This is principally due to merger/acquisition costs and other various income and expense items that are not deductible for tax purposes, including certain meal and entertainment deductions.

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences at December 31, 2003 and 2002 (in thousands):

	2003	2002
Deferred tax assets:
Warranty reserve	$2,866	$1,854
Real estate and fixed asset basis differences	1,449	2,296
Wages payable	1,034	690
Other	157	761
Total deferred tax assets	5,506	5,601

Deferred tax liabilities:
Deductible merger/acquisition costs	(4,302)	(2,900)
Net deferred tax asset	$1,204	$2,701

We believe it is more likely than not that future operating results will generate sufficient taxable income to realize the net deferred tax asset.

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information related to our Consolidated Statements of Cash Flows follows (in thousands):

The 2002 acquisitions of Hammonds and Perma-Bilt and the 2001 acquisition of Hancock resulted in the following changes in assets and liabilities:

	2002	2001
Increase in real estate	$(99,836)	$(54,545)
Increase in deposits on real estate under option or contract	(3,176)	(8,899)
Increase in receivables and other assets	(3,514)	(543)
Increase in goodwill	(38,479)	(11,423)
Increase in property and equipment	(2,481)	(1,632)
Increase in accounts payable and accrued liabilities	14,142	6,890
Increase in home sale deposits	2,692	2,503
Increase in notes payable	1,070	1,890
Net cash paid for acquisition	$(129,582)	$(65,759)

	2003	2002	2001
Cash paid during the year for:
Interest	$26,154	$18,613	$14,722
Income taxes	$54,315	$35,404	$31,160

NOTE 10 – RELATED PARTY TRANSACTIONS

We have transacted business with related or affiliated companies and with certain officers and directors of the Company.  We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.

Since 1997, we have leased office space in Plano, Texas from Home Financial Services, a Texas partnership owned by John Landon, our co-chief executive officer, and his wife.  The lease expires in May 2005.  Rents paid to the partnership were $241,825, $225,182, and $193,771 in 2003, 2002 and 2001, respectively, and were included within general and administrative expenses on our consolidated statements of earnings.

During 2003 and 2002, we chartered an aircraft from a company in which Steven Hilton, our co-chief executive officer, has an ownership interest.  The total amounts paid for the charter service were approximately $202,000 and $128,000, respectively, which were included within general and administrative expenses on our consolidated statements of earnings.

We paid legal fees of approximately $1,032,000, $432,000 and $420,000 to law firms of which C. Timothy White, one of our directors, is a partner, in 2003, 2002 and 2001, respectively.  Of these fees, approximately $892,000, $324,000 and $394,000 were real estate project related and capitalized to real estate on our balance sheet in 2003, 2002 and 2001, respectively.  The remainder of the payment was recorded as general and administrative expenses on our consolidated statements of earnings.

One of our directors, Ray Oppel, has invested in various limited partnerships that enter into landbanking transactions with us.  Mr. Oppel’s limited partnership ownership percentage in these entities ranges from 21.5% to 34.2%.  Mr. Oppel also has a 7.5% limited partnership interest in a joint venture that sells lots to Hammonds Homes, which arrangement was entered into prior to our acquisition of Hammonds.  By the end of 2001, Mr. Oppel had discontinued making new investments in landbanking transactions that involved sales to Meritage.

In connection with our 2001 acquisition we assumed various existing transactions between Greg Hancock and Hancock Communities.  Greg Hancock was the founder of Hancock Communities and from June 2002 until February 2003 was a division president of Meritage.   The following agreements are still in place:

Mr. Hancock is the majority owner of a venture that is developing a master planned community in Buckeye, Arizona.  We have entered into an option contract to purchase approximately 586 acres of residential land in this community.  At December 31, 2003, we had paid option deposits to the venture totaling $3,594,110, which is included in deposits on real estate under option or contract on our accompanying balance sheet.  In 2003 we purchased approximately 160 acres of this residential land from the venture at a cost of approximately $4.3 million.   In 2002 we purchased approximately 200 acres for approximately $5.2 million, and we did not purchase land from this entity in 2001.  We also perform certain planning and construction supervision functions for the venture for which we are paid a management fee of 3% of the development costs.  We received approximately $260,500, $808,700 and $173,000 in 2003, 2002, and 2001, respectively, pursuant to this arrangement, which we recorded as other income on our statements of earnings.

In 2002 we purchased land from an independent third party to whom Mr. Hancock had loaned money for the purpose of making the underlying debt service payments on a parcel of land.  In connection with our acquisition of this parcel, we assumed the seller’s obligation to repay the loan to Mr. Hancock, and by December 31, 2003, we had paid the $850,000 note in full.

NOTE 11 – OPERATING AND REPORTING SEGMENTS

We classify our operations into four primary reporting segments:  Texas, Arizona, California and Nevada.  These segments generate revenue through home sales to external customers and are not dependent on any one major customer.  In 2001, we classified our operations into two segments, first-time and volume priced homes, and mid to luxury priced homes.  This previous classification structure was based on placing our various divisions into the two categories based on the primary price range of homes built by that division.  We changed our classification structure because as our divisions broadened the price ranges of homes they built, it became impractical to place a division in one or the other category.  Accordingly, the current structure summarizes our divisions by the states in which they are located.  We have restated the corresponding items of segment information for earlier periods presented.

Operational information relating to our business segments follows.  Information has been included for Hancock from May 30, 2001, Hammonds from July 1, 2002 and for Perma-Bilt from October 1, 2002, the effective acquisition dates.  Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest expense, interest amortized to cost of sales, and income taxes (EBIT).  EBIT is a non-GAAP financial measure.  For purposes of Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of earnings, balance sheet, or statement of cash flows (or equivalent statements) of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  In this regard, GAAP refers to generally accepted accounting principles in the United States.

The most directly comparable GAAP financial measure is net earnings.  EBIT is presented here because it is a widely accepted financial indicator used by investors and analysts to compare and analyze homebuilding companies on the basis of operating performance.  Our management believes that EBIT reflects changes in our operating results, especially changes in our net earnings, and believe it to be an effective measure of operating performance.  EBIT as presented may not be comparable to similarly titled measures reported by other companies, including homebuilding companies, because not all companies calculate EBIT in an identical manner and, therefore, is not necessarily an accurate means of comparison between companies.  EBIT is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been presented as an alternative to operating income or as an indicator of operating performance and it should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles in the United States of America.

A reconciliation of reported net earnings to EBIT follows (in thousands):

	Year Ended December 31
	2003	2002	2001

Net earnings	$94,406	$69,937	$50,659
Income taxes	57,054	43,607	32,295
Interest	22,287	19,259	13,303
EBIT	$173,747	$132,803	$96,257

The accounting policies of the business segments are the same as those described in Note 1.  There are no significant transactions between our primary segments.

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Home Closing Revenue:
Texas	$577,330	$387,264	$259,725
Arizona	415,709	445,275	325,918
California	334,677	245,640	156,933
Nevada	134,265	34,260	—
Total	$1,461,981	$1,112,439	$742,576

EBIT:
Texas	$67,848	$42,918	$43,420
Arizona	45,376	57,685	35,432
California	55,569	36,418	23,604
Nevada	21,531	2,056	—
Corporate	(16,577)	(6,274)	(6,199)
Total	$173,747	$132,803	$96,257

Assets at Year End:
Texas	$360,461	$274,163	$139,288
Arizona	305,370	230,176	198,637
California	189,417	113,467	88,056
Nevada	85,229	62,143	—
Corporate	14,062	11,839	10,734
Total	$954,539	$691,788	$436,715

NOTE 12 - COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance.  With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, potential losses related to those matters are not considered probable.  We have accrued approximately $720,000 for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities on our December 31, 2003 balance sheet.  We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts.  At December 31, 2003, we had outstanding letters of credit of $25.1 million and performance bonds of $147.4 million.  We do not believe it is probable that these letters of credit or bonds will be drawn upon.

As a part of our model home construction activities, we enter into lease transactions with third parties, the monthly lease payments for which are calculated by applying the LIBOR rate to the agreed upon basis of the leased asset.  At December 31, 2003, the total lease basis of model homes under these lease agreements, including land and construction costs, is approximately $49.8 million, all of which is excluded from our balance sheet.

We lease office facilities, model homes and equipment under various operating lease agreements. Approximate minimum lease payments for non-cancelable operating leases as of December 31, 2003, are as follows (in thousands):

Years Ended December 31,
2004	$4,373
2005	2,340
2006	1,333
2007	991
2008	498
Thereafter	347
$9,882

Rent expense approximated $8.1 million, $3.4 million and $2.5 million in 2003, 2002 and 2001, respectively, and is included as general and administrative expense or as commissions and other sales costs on our statements of earnings.

We have certain obligations related to post-construction warranties and defects related to homes closed.  Our reserves are estimated based on historical data and trends with respect to similar geographic areas and product types.  We believe our reserves are adequate to cover potential costs for materials and labor related to post-construction warranty-type claims.   A summary of changes in our warranty reserves follows:

	Years Ended December 31,
	2003	2002
Warranty reserve, beginning of year	$6,676	$4,071
Additions to reserve	7,498	7,041
Warranty claims	(4,921)	(4,436)
Warranty reserve, end of year	$9,253	$6,676

Warranty reserves are included in accrued liabilities within the accompanying consolidated balance sheets.  Additions to warranty reserves are included in cost of sales within the accompanying statements of earnings.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the years ended December 31, 2003 and 2002 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2003
Revenue	$283,410	$333,833	$380,752	$473,006
Gross profit	56,354	66,605	76,739	92,819
Earnings before income taxes	25,606	34,064	40,714	51,076
Net earnings	15,773	21,312	25,755	31,566
Per Share Data:
Basic earnings per share	$1.21	$1.64	$1.98	$2.41
Diluted earnings per share	$1.15	$1.55	$1.86	$2.26

2002
Revenue	$169,731	$251,441	$329,129	$369,516
Gross profit	31,636	50,092	64,406	68,762
Earnings before income taxes	14,043	24,806	36,746	37,949
Net earnings	8,566	14,938	22,437	23,996
Per Share Data:
Basic earnings per share	$0.77	$1.28	$1.66	$1.80
Diluted earnings per share	$0.72	$1.19	$1.58	$1.72

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented our disclosure controls and procedures.  Our co-chief executive officers and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to Meritage (and our consolidated subsidiaries) required to be included in our periodic SEC fillings.  Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Except as set forth herein, the information required by Item 10 regarding our directors is incorporated by reference from the information contained in our 2004 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end).  The information required by Item 10 regarding our executive officers appears under Item 4 of Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officers, Chief Financial Officer and Chief Accounting Officer.  A copy of our Code of Ethics has been filed as an exhibit hereto.

Item 11.   Executive Compensation

Information required in response to this item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to Item 12 is incorporated by reference from our definitive proxy statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13.  Certain Relationships and Related Transactions

Information required in response to Item 13 is incorporated by reference from our definitive proxy statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14.   Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by our principal accountant, KPMG LLP, for the audit of our annual financial statements for 2003 and 2002, and fees billed for other services rendered by KPMG LLP.

	2003	2002
Audit fees (1)	$459,089	$361,319
Audit related fees (2)	12,000	11,000
Audit and audit related fees	471,089	372,319
Tax fees (3)	528,491	119,893
All other fees	—	—
Total fees	$999,580	$492,212

(1)                                  Audit fees consisted principally of fees for audit and review services, services related to various SEC filings and related research and the 2003 senior note add-ons.  In 2002, audit fees consisted primarily of fees for audit and review services, services related to the acquisitions of Hammonds and Perma-Bilt, and our equity offering.

(2)                                  Audit related fees consisted of fees related to the audit of our 401(k) Plan.

(3)                                  Tax fees consisted of fees for income tax consulting and tax (including state and local tax procurement) compliance, including preparation of original and amended state and federal income tax returns, refund claims and IRS tax audit assistance.

Each year, the audit committee approves the annual audit engagement in advance.  The committee has also established procedures to pre-approve all non-audit services provided by the principal independent accountants.  All 2003 non-audit services listed above were pre-approved.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules

	(i)	Financial Statements:
		(1)	Report of KPMG LLP
		(2)	Consolidated Financial Statements and Notes to Consolidated
Financial Statements of the Company, including Consolidated
Balance Sheets as of December 31, 2003 and 2002 and related
Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003

	(ii)	Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)        Reports on Form 8-K

On December 2, 2003, we filed a Form 8-K to report that we had received a notice of a blackout period with respect to the Meritage Corporation 401(k) Savings Plan.

On December 22, 2003, we filed a Form 8-K to report that we had entered into a definitive agreement to acquire the homebuilding assets of Citation Homes of Southern California.

On January 7, 2004, we filed a Form 8-K to report that we had completed the purchase of the homebuilding assets of Citation Homes of Southern California.

On January 9, 2004, we filed a Form 8-K for the purpose of furnishing a press release related to the announcement of our fourth quarter 2003 sales, closings and backlog.

On January 29, 2004, we filed a Form 8-K for the purpose of furnishing a press release related to the announcement of our fourth quarter 2003 earnings and other results.

(c)        Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Exhibit 2 of Form S-4 Registration Statement No. 333-15937.

2.2	Master Transaction Agreement, dated May 7, 2001, by and among the Company, Hancock-MTH Builders, Inc., HC Builders, Inc. and Hancock Communities, L.L.C.	Incorporated by reference to Exhibit 2.1 of Form 8-K dated May 10, 2001.

2.2.1

Amendment No. 1 to Master Transaction Agreement dated May 30, 2001, by and between Meritage Corporation, Meritage-MTH Communities, Inc., HC Builders, Inc., Hancock Communities, L.L.C. and American Homes West, Incorporated

Incorporated by reference to Exhibit 2.1 of Form 8-K dated June 6, 2001.

2.3

Master Transaction Agreement, dated June 12, 2002, by and among the Company, MTH Homes-Texas, L.P., Hammonds Homes Ltd., Crystal City Land & Cattle, Ltd., Hammonds Homes I, LLC, Crystal City I, LLC and Ronnie D. Hammonds

Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 12, 2002.

2.3.1

Amendment No. 1 to Master Transaction Agreement, dated June 12, 2002, by and among the Company, MTH Homes-Texas, L.P., Hammonds Homes Ltd., Crystal City Land & Cattle, Ltd., Hammonds Homes I, LLC, Crystal City I, LLC and Ronnie D. Hammonds

Incorporated by reference to Exhibit 10.2 of Form 8-K dated July 12, 2002.

2.4	Master Transaction Agreement, dated October 7, 2002, by and among the Company, MTH-Homes Nevada, Inc., Perma-Bilt, A Nevada Corporation, and Zenith National Insurance Corp.	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated October 7, 2002.

3.1	Amendment to Articles of Incorporation of Meritage Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarterly period ended September 30, 1998.

3.2	Restated Articles of Incorporation of Meritage Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.3	Amended and Restated Bylaws of Meritage Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.2 of Form S-3 Registration Statement dated May 1, 2002.

4.2	Indenture, dated May 31, 2001, by and among the Company, the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2001.

4.2.1	First Supplemental Indenture, dated September 20, 2001, by and among the Company, Hulen Park Venture, LLC, Meritage Holdings, L.L.C., the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.3.1 of Form 10-K dated March 31, 2003.

4.2.2

Second Supplemental Indenture, dated July 12, 2002, by and among the Company, MTH Homes-Texas, L.P., MTH-Texas GP II, Inc., MTH-Texas LP II, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.

Incorporated by reference to Exhibit 4.3.2 of Form 10-K dated March 31, 2003.

4.2.3	Third Supplemental Indenture, dated October 21,	Incorporated by reference to Exhibit 4.3.3 of Form 10-K

	2002, by and among the Company, MTH-Homes Nevada, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.	dated March 31, 2003.

4.2.4	Fourth Supplemental Indenture, dated February 19, 2003 by and among the Company, MTH-Cavalier, LLC, the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.3.4 of Form 10-K dated March 31, 2003.

4.2.5

Fifth Supplemental Indenture, dated August 22, 2003, by and among the Company, MTH Golf, LLC (formally known as Mission Royale, LLC) Legacy-Hammonds Materials, L.P., the Guarantors named therein and Wells Fargo Bank, N.A.

Incorporated by reference to Exhibit 4.2.5 of Form S-4 Registration Statement, dated October 23, 2003.

10.1	$250 Million Credit Agreement, dated December 12, 2002, by and among the Company, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 10-K dated March 31, 2003.

10.1.1	First Amendment to Credit Agreement, dated September 8, 2003, among the Company, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto	Incorporated by reference to Exhibit 10.1.1 of Form S-3 Registration Statement dated October 23, 2003.

10.1.2	Second Amendment to Credit Agreement, dated December 3, 2003, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Filed herewith.

10.2	2001 Annual Incentive Plan*	Incorporated by reference to Exhibit B of the Proxy Statement for the 2001 Annual Meeting of Stockholders.

10.3	Amended Meritage Stock Option Plan	Incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement, dated July 3, 2002.

10.4	Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.7 of Form S-4, Registration Statement No. 333-109933.

10.5	Representative Form of Employment Agreement between the Company and Steven J. Hilton and John R. Landon*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 8, 2003.

10.6	Representative Form of Change of Control Agreement between the Company and Steven J. Hilton and John R. Landon*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated July 8, 2003.

10.7	Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.5 of Form S-4, Registration Statement No. 333-109933.

10.8	Change of Control Agreement between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarterly period ended March 31, 2000.

10.9	Deferred Bonus Agreement-2001 Award Year- between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 20, 2002.

10.10	Deferred Bonus Agreement-2002 Award Year- between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.10 of Form 10-K dated March 31, 2003.

10.11	Deferred Bonus Agreement-2001 Award Year- between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.3 of Form 8-K dated June 20, 2002.

10.12	Deferred Bonus Agreement-2002 Award Year- between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.12 of Form 10-K dated March 31, 2003.

14	Code of Ethics	Incorporated by reference to Exhibit 14 of Form 10-K for the year ended December 31, 2002.

21	List of Subsidiaries	Filed herewith.

23	Consent of KPMG LLP	Filed herewith.

24	Powers of Attorney	See signature page.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of John R. Landon, Co-Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith.

32.3	Section 1350 Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

*Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of March 2004.

MERITAGE CORPORATION,
a Maryland Corporation

By	/s/ JOHN R. LANDON
John R. Landon
Co-Chairman and Chief Executive Officer

By	/s/ STEVEN J. HILTON
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

Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

Signature		Title	Date

/s/	Steven J. Hilton	Co-Chairman and	March 12, 2004
	Steven J. Hilton	Chief Executive Officer

/s/	John R. Landon	Co-Chairman and	March 12, 2004
	John R. Landon	Chief Executive Officer

/s/	Larry W. Seay	Chief Financial Officer, Vice	March 12, 2004
	Larry W. Seay	President-Finance, and Secretary
(Principal Financial Officer)

/s/	Vicki L. Biggs	Controller and	March 12, 2004
	Vicki L. Biggs	Chief Accounting Officer
(Principal Accounting Officer)

/s/	Peter L. Ax	Director	March 12, 2004
Peter L. Ax

/s/	Raymond Oppel	Director	March 12, 2004
Raymond Oppel

/s/	Robert G. Sarver	Director	March 12, 2004
Robert G. Sarver

/s/	C. Timothy White	Director	March 12, 2004
C. Timothy White

/s/	William Campbell	Director	March 12, 2004
William Campbell