Form 10-Q
period 2004-03-31
MERITAGE CORP
filed 2004-05-10
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9977

MERITAGE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	86-0611231
(State or Other Jurisdiction) of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8501 East Princess Drive, Suite 290 Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 6, 2004, 13,162,420 shares of Meritage Corporation common stock were outstanding.

MERITAGE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2004	December 31, 2003
	(in thousands, except share data)
Assets
Cash and cash equivalents	$11,690	$4,799
Real estate	696,375	678,011
Consolidated real estate not owned	32,303	18,572
Deposits on real estate under option or contract	109,994	105,870
Receivables, net	9,638	8,716
Deferred tax asset, net	1,443	1,204
Goodwill	87,800	75,645
Property and equipment, net	25,708	23,669
Prepaid expenses and other assets	17,470	14,525
Investments in unconsolidated entities	27,991	23,528

Total assets	$1,020,412	$954,539

Liabilities
Accounts payable	$76,453	$80,737
Accrued liabilities	61,181	67,411
Home sale deposits	28,709	25,352
Liabilities related to consolidated real estate not owned	31,480	17,653
Loans payable	94,000	63,500
Senior notes	287,721	287,991

Total liabilities	579,544	542,644

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 15,585,873 and 15,479,558 shares issued at March 31, 2004 and December 31, 2003, respectively	156	155
Additional paid-in capital	204,731	202,678
Retained earnings	269,534	242,615
Treasury stock at cost, 2,302,226 shares at March 31, 2004 and December 31, 2003	(33,553)	(33, 553)

Total stockholders’ equity	440,868	411,895

Total liabilities and stockholders’ equity	$1,020,412	$954,539

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)

Home closing revenue	$423,502	$283,410

Cost of home closings	(340,339)	(227,056)

Home closing gross profit	83,163	56,354

Commissions and other sales costs	(25,833)	(19,745)
General and administrative costs	(16,056)	(12,212)
Other income, net	2,189	1,209

Earnings before income taxes	43,463	25,606
Income taxes	(16,544)	(9,833)

Net earnings	$26,919	$15,773

Weighted average number of shares:
Basic	13,234	13,041
Diluted	14,052	13,683

Net earnings per common share:
Basic	$2.03	$1.21
Diluted	$1.92	$1.15

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net earnings	$26,919	$15,773
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,747	1,717
Increase in deferred tax asset	(239)	—
Tax benefit from stock option exercises	900	—
Equity in earnings of unconsolidated entities	(434)	(505)
Net increase in liabilities over assets not owned	96	––
Changes in assets and liabilities, net of effect of acquisition in 2004:
Increase in real estate	(6,597)	(58,308)
Increase in deposits on real estate under option or contract	(2,254)	(9,906)
(Increase) decrease in receivables and prepaid expenses and other assets	(3,527)	2,968
(Decrease) increase in accounts payable and accrued liabilities	(12,218)	15,429
Increase in home sale deposits	3,269	3,396
Net cash provided by (used in) operating activities	8,662	(29,436)

Cash flows from investing activities:
Investments in unconsolidated entities	(4,945)	(1,202)
Distributions from unconsolidated entities	916	565
Purchases of property and equipment	(4,286)	(2,355)
Cash paid for acquisition	(24,091)	—
Increase in goodwill	(1,015)	(255)
Net cash used in investing activities	(33,421)	(3,247)

Cash flows from financing activities:
Proceeds from loans payable	466,800	227,835
Repayments of loans payable	(436,300)	(226,312)
Proceeds from issuance of senior notes	—	51,625
Purchase of treasury stock	—	(5,180)
Proceeds from stock option exercises	1,150	77
Net cash provided by financing activities	31,650	48,045

Net increase in cash and cash equivalents	6,891	15,362
Cash and cash equivalents, beginning of period	4,799	6,600
Cash and cash equivalents, end of period	$11,690	$21,962

See Supplemented disclosure of cash flow information at Note 8.

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Business.  Meritage Corporation is a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona, California and Nevada, based on the number of homes closed.  We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base.  We have operated in Arizona since 1985, in Texas since 1987, in California since 1989 and in Nevada since 2002.  We entered the Inland Empire market of Southern California in January 2004 with our acquisition of Citation Homes of Southern California (Citation) (See Note 5).

We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes, in Arizona as Monterey Homes, Meritage Homes and Hancock Communities, in California as Meritage Homes and Citation Homes of Southern California and in Nevada as Perma-Bilt Homes.  At March 31, 2004, we were actively selling homes in 129 communities, with base prices ranging from $98,000 to $730,000.  We have four primary business segments: Texas, Arizona, California and Nevada.  Note 9 to these consolidated financial statements provides information regarding our reporting segments.

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Meritage Corporation and those of our consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to be consistent with current financial statement presentation.  In our opinion, these unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position and results of operations for the periods presented.  The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods.  These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation.  At March 31, 2004, we had a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our authorized but unissued common stock.  We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, we continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123.  We have not issued options with exercise prices below the market value on the date of the grant; therefore, we have not recognized compensation expense for our stock-based plan.  Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts.  For the purpose of this disclosure, the value of the options is estimated by applying a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

		Three Months Ended March 31,
		2004	2003
		(in thousands, except per share amounts)
Net earnings	As reported	$26,919	$15,773
	Deduct*	(902)	(872)
	Pro forma	$26,017	$14,901

Basic earnings per share	As reported	$2.03	$1.21
	Pro forma	$1.97	$1.14

Diluted earnings per share	As reported	$1.92	$1.15
	Pro forma	$1.85	$1.09

*Deduct: Total stock-based compensation expense determined under the fair value method for awards, net of related tax effects.

The fair value for options granted in the first quarter of 2004 and 2003 was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended March 31,
	2004	2003
Expected dividend yield	0%	0%
Risk-free interest rate	3.83%	3.30%
Expected volatility	53%	55%
Expected life (in years)	7	7
Weighted average fair value of options	$36.70	$18.62

We have generally granted options only to employees and non-employee directors.  To date, the amount of compensation expense recorded in association with granting options to other individuals has not been material.

Common Stock Repurchase. In August 2002, our Board of Directors authorized the expenditure of up to $32 million, with an increase of $26.8 million approved in January 2004, to repurchase shares of our common stock.  No date for completing the program has been determined, but we may purchase shares subject to applicable securities laws, and at times and in amounts as management deems appropriate.  By March 31, 2004, we had repurchased 664,300 shares of our common stock under the August 2002 program at an average price of $33.61 per share.  We did not repurchase any shares under this program in the first quarter of 2004.

Off-Balance Sheet Arrangements.  We often acquire finished building lots at market prices from various development entities under fixed price purchase agreements.  This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.  Under these purchase agreements, we are usually required to make deposits in the form of cash or letter of credit, which may be forfeited if we fail to perform under the agreement.  At March 31, 2004, we had entered into purchase agreements with an aggregate purchase price of approximately $1.3 billion, by making deposits of approximately $110.8 million in the form of cash and approximately $30.6 million in letters of credit.

We also obtain letters of credit and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At March 31, 2004, we had approximately $10.9 million in outstanding letters of credit and guarantees and $143.0 million in performance bonds for such purposes.  We believe it is unlikely that any of these letter of credit or bonds will be drawn upon.

Warranty Reserves.  We have certain obligations related to post-construction warranties and defects related to homes closed.  At March 31, 2004, we had approximately $10.0 million accrued for various warranty claims, which is recorded in accrued liabilities on the accompanying consolidated balance sheet.  Our reserves are estimated based on the number of homes closed, historical data and trends with respect to similar geographic areas and product types.  We periodically review the adequacy of our warranty reserves, and believe they are sufficient to cover potential costs for materials and labor related to post-construction warranties and defects.  A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Warranty reserve, beginning of period	$9,253	$6,676
Additions to reserve	2,271	1,655
Warranty claims and expenses	(1,537)	(1,119)
Warranty reserve at end of period	$9,987	$7,212

Recent Accounting Pronouncements.  Recently, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which governs whether certain transactions should be accounted for as on- or off-balance sheet transactions.  Our adoption of FIN 46R has affected our accounting methods and the way we conduct our land acquisition activities.  We have the right to acquire a substantial amount of lot inventory through rolling options and purchase agreements with third parties and, to a lesser extent, joint ventures.  Historically, our rolling options and similar contractual arrangements to acquire lot inventory have not been reflected on our balance sheet.

Based upon current interpretations of FIN 46R, in connection with substantially all of our land purchase transactions, we must obtain certifications from sellers that the property we have contracted to acquire represents less than half of the fair value of the total assets held by the seller.  If we cannot obtain such a certification, we are then required to obtain confidential financial information from the seller about the seller’s ownership structure, financing sources, its other assets and liabilities, and its general business and operations.  This information would be used to evaluate whether the selling entity should be consolidated into our financial statements based upon tests designed to determine if we have a majority economic (even if not legal) interest in the entity and, if so, determine how the seller’s assets and liabilities are to be consolidated into our financial statements.

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

We have contacted property owners that in the first quarter of 2004 entered into contractual arrangements to sell us property, and we were able to obtain the relevant certifications and information to satisfy these standards.  In the future, to the extent we are unable to obtain relevant information from sellers, we anticipate that we would either purchase the lots and land subject to these option agreements, cancel these option agreements and write off any earnest money or option deposits related to them, or sell and assign our interest in these option agreements to an independent third party.  We believe that the impact on our business and financial position of either purchasing the lots and land subject to these option agreements or canceling these option agreements would not be material, and we intend to limit most of our transactions to sellers than can supply the necessary certifications or required financial information to us.  Refer to Note 3 for further discussion of variable interest entities and consolidated real estate not owned.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	March 31, 2004	December 31, 2003

Homes under contract under construction	$312,596	$281,931
Finished home sites	174,502	166,456
Home sites under development	103,457	97,141
Unsold homes completed and under construction	64,144	96,576
Model homes	26,766	22,170
Land held for development	14,910	13,737
	$696,375	$678,011

We capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of home closings when the related property is closed. Summaries of interest incurred and interest capitalized follow (in thousands):

	Three Months Ended March 31,
	2004	2003

Capitalized interest, beginning of period	$13,074	$8,781
Interest incurred and capitalized	8,191	5,662
Amortization to cost of home and land closings	(6,682)	(4,031)
Capitalized interest, end of period	$14,583	$10,412

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

FIN 46R was effective immediately for VIEs created after January 31, 2003.  We adopted FIN 46R upon its issuance.  Entities created before December 31, 2003, and for which sufficient information to apply the provisions of FIN 46R cannot be obtained, are not subject to the interpretation so long as exhaustive efforts have been and continue to be made to obtain the information.

As of March 31, 2004, we consolidated the estimated fair value of VIEs where we were determined to be the primary beneficiary, in the amount of $16.0 million.

We have not consolidated any VIEs for entities created before December 31, 2003 where we have been unable to obtain the necessary information to perform the required evaluations.  For all of these entities, we have made exhaustive efforts to obtain this information from the land seller.  For those VIEs for which we were unable to obtain sufficient information to implement FIN 46R, our maximum exposure to loss is limited to the total of our option deposits on those contracts, which was approximately $19.0 million at March 31, 2004.

We do not have any ownership interest in the VIEs that hold the lots and land under option or contract, and accordingly, generally do not have legal or other access to the VIE’s books or records.  Therefore, it is not possible in some cases for us to accurately determine the underlying capital structure of the VIEs.  In such cases, we will need to structure our transactions differently than we have in the past, and will need to limit transactions to sellers that meet certain requirements, which could impact our ability to buy land. Creditors, if any, of these VIEs have no recourse against Meritage.

Not all of our option agreements are determined to be VIEs, and the maximum exposure to loss in these options (as with all of our options) is limited to our option deposit.  In some cases, our option deposits are refundable if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option at March 31, 2004 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Specific performance options *	375	$16,317	$16,317	$823	—
Options recorded on balance sheet **	129	15,986	17,254	—	$1,866
Total options recorded on balance sheet **	504	32,303	33,571	823	1,866

Options/purchase contracts not recorded on balance sheet – non-refundable deposits **	25,602	—	1,123,613	104,494	28,774
Options/purchase contracts not recorded on balance sheet – refundable deposits ***	4,807	—	122,938	5,500	—
Total options not recorded on balance sheet	30,409	—	1,246,551	109,994	28,744
Total lots under option	30,913	$32,303	$1,280,122	$110,817	$30,640

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

Consolidated Real Estate Not Owned.

At March 31, 2004, the amount of lot option contracts recorded on our balance sheet under the category “Consolidated real estate not owned” is approximately $32.3 million, of which approximately $16.3 million represents the estimated fair value of specific performance options, and the remaining $16.0 million represents the estimated fair value of consolidated VIEs.  The corresponding credit relating to these assets of $31.5 million is included under the category “Liabilities related to consolidated real estate not owned”, which is net of option deposits totaling approximately $0.8 million.

NOTE 4 – LOANS PAYABLE AND SENIOR NOTES

Loans payable consist of the following (in thousands):

	March 31, 2004	December 31, 2003
$400 million unsecured revolving credit facility maturing May 2007 with extension provisions, and interest payable monthly approximating prime (4.0% at March 31, 2004) or LIBOR (approximately 1.121% at March 31, 2004) plus 2.0%.	$93,400	$62,900

Acquisition and development seller carry back financing, interest payable at a fixed rate of 7% per annum, principal and interest payable at July 3, 2004, secured by a first deed of trust on real estate.	600	600

Total loans payable	$94,000	$63,500

At March 31, 2004, our outstanding 9.75% senior notes due 2011 totaled approximately $287.7 million, which includes $155.0 million in principal amount issued in May 2001, and add-ons of $51.4 million and $81.3 million, including unamortized premiums, issued in February 2003 and September 2003, respectively.  The add-on offerings of $50 million and $75 million in aggregate principal amount of our 9.75% senior notes were issued at prices of 103.25% and 109.0% of their face amounts to yield 9.054% and 7.642%, respectively, and together with the May 2001 offering, constitute a single series of notes.

The bank credit facility and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth, compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the three months ended March 31, 2004, we were in compliance with these covenants.  The revolving credit facility and senior unsecured notes restrict our ability to pay dividends.

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

NOTE 5 – ACQUISITIONS AND GOODWILL

Citation Homes of Southern California Acquisition.  Effective January 1, 2004, we purchased the homebuilding and related assets of Citation Homes of Southern California (“Citation”), which primarily operates in the Inland Empire region of the greater Los Angeles area.  The purchase price was approximately $24.1 million in cash, and we agreed to an earn-out of 20% of the pre-tax profits of Citation after capital charges, payable in cash over three years.  The results of Citation’s operations are included in our consolidated financial statements beginning in 2004, and are combined into our California operating segment. See Note 8 for additional information regarding our Citation acquisition.

Goodwill.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisition of Citation was recorded using the purchase method of accounting with the results of operations of this entity included in our consolidated financial statements as of the effective date of the acquisition.  The purchase price was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition.  Intangible assets, equal to the excess purchase price over the fair value of the net assets, of $11.1 million for Citation were recorded as goodwill, which is presented on our consolidated balance sheet.  The changes in the carrying amount of goodwill for the three months ended March 31, 2004, by segment, follow (in thousands):

	Texas	Arizona	California	Nevada	Total

Balance at December 31, 2003	$34,707	$19,823	$1,828	$19,287	$75,645
Goodwill acquired - Citation acquisition	—	—	11,140	—	11,140
Increase due to earn-out agreements	—	—	429	586	1,015
Balance at March 31, 2004	$34,707	$19,823	$13,397	$19,873	$87,800

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2004 management performed a goodwill impairment analysis and determined that no impairment exists.

NOTE 6 – EARNINGS PER SHARE

A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)

Basic average number of shares outstanding	13,234	13,041

Effect of dilutive securities:
Options to acquire common stock	818	642

Diluted average shares outstanding	14,052	13,683

Antidilutive stock options not included in the calculation of diluted earnings per share	—	296

Net earnings	$26,919	$15,773

Basic earnings per share	$2.03	$1.21

Diluted earnings per share	$1.92	$1.15

NOTE 7 – INCOME TAXES

Components of income tax expense at March 31 are (in thousands):

	2004	2003
Current taxes:
Federal	$14,861	$8,514
State	1,922	1,319
	16,783	9,833
Deferred taxes:
Federal	(203)	—
State	(36)	—
	(239)	—

Total	$16,544	$9,833

NOTE 8 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The January 2004 acquisition of Citation resulted in the following changes in assets and liabilities during the first quarter of 2004:

Increase in real estate	$(12,036)
Increase in deposits on real estate under option or contract	(1,870)
Increase in receivables and other assets	(747)
Increase in goodwill	(11,140)
Increase in property and equipment	(89)
Increase in accounts payable and accrued liabilities	1,704
Increase in home sale deposits	87

Net cash paid for acquisition	$(24,091)

	2004	2003
Cash paid during the period for:
Interest	$977	$797
Income taxes	$6,373	$8,305

NOTE 9 – SEGMENT INFORMATION

We classify our operations into four primary operating segments:  Texas, Arizona, California and Nevada.  These segments generate revenue through home sales to external customers and are not dependent on any one major customer.

Operational information relating to our business segments follows.  Certain information has not been included by segment due to the immateriality of the amount to the segment or in total. We evaluate segment performance based on several factors, of which the primary financial measure is earnings before interest expense, interest amortized to cost of sales and income taxes (EBIT).  Our management believes that EBIT reflects changes in our operating results, especially changes in our net earnings, and believe it to be an effective measure of operating performance.  In addition, our management believes that EBIT is a widely accepted financial indicator used by investors and analysts to compare and analyze homebuilding companies for similar reasons.  EBIT as presented may not be comparable to similarly titled measures reported by other companies, including homebuilding companies, because not all companies calculated EBIT in an identical manner.  EBIT is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been presented as an alternative to operating income and it should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  A reconciliation of reported net earnings to EBIT follows (in thousands):

	2004	2003
Net earnings	$26,919	$15,773
Income taxes	16,544	9,833
Interest	6,682	4,031
EBIT	$50,145	$29,637

The accounting policies of our business segments are the same as those described in Note 1.  There are no significant transactions between our primary segments.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Home Closing Revenue:
Texas	$157,272	$121,503
Arizona	97,932	67,125
California	130,870	67,303
Nevada	37,428	27,479
Total	$423,502	$283,410

EBIT:
Arizona	10,583	4,570
Texas	$17,344	$13,945
California	20,159	10,923
Nevada	7,249	3,579
Corporate	(5,190)	(3,380)
Total	$50,145	$29,637

	At March 31, 2004	At December 31, 2003
	(in thousands)
Assets:
Texas	$353,107	$360,461
Arizona	325,406	305,370
California	248,023	189,417
Nevada	80,005	85,229
Corporate	13,871	14,062
Total	$1,020,412	$954,539

NOTE 10 – SUBSEQUENT EVENTS

On April 21, 2004, we completed a private placement of $130 million in aggregate principal amount of our 7% Senior Notes due 2014.  The notes were priced at 98.236% of their face amount implying a yield of 7.25%.  We used the proceeds from the offering to pay down our senior credit facility, with the remainder invested in short-term investments.

In April and May 2004, we repurchased 150,000 shares of our common stock under our Stock Repurchase Program authorized by our Board of Directors in August 2002.  The average price of these purchases was $69.28 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words “believe,” “expect,” “anticipate,” “forecast”, “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All statements other than forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenue, income or loss, capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; plans relating to our products or services, acquisitions, and new or planned development projects; the demand for and pricing of our homes; the expected outcome of legal proceedings against us; the growth potential of the markets we operate in; the sufficiency of our capital resources to support our growth strategy; the sufficiency of our warranty reserves; the number of new communities we plan to open in Nevada during the 2nd and 3rd quarters of 2004; the impact of new accounting standards (particularly FIN 46R); and our ability to continue positive operating results in light of current economic and political conditions, as well as assumptions relating to the foregoing.

Actual events and results may differ materially from those expressed in forward-looking statements due to a number of factors.  Risks identified in Exhibit 99.1 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003, including those under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results and Financial Condition” describe factors, among others, that could contribute to or cause such differences.  These factors may also affect our business generally and as a result, our stock and note prices may fluctuate dramatically.

Overview

Total home closing revenue was $423.5 million for the three months ended March 31, 2004, increasing $140.1 million, or 49.4% from $283.4 million for the same period last year.  Net earnings for the first quarter of 2004 increased $11.1 million, or $70.7%, to $26.9 million from $15.8 million in the same quarter of 2003.  These increases were driven by the combined effects of higher revenues and an improved net margin.

In January 2004, we completed our acquisition of Citation Homes of Southern California, which provides us entry into the Los Angeles metro area market.  More recently, in April 2004 we completed a private placement of $130 million in aggregate principal amount of our 7% senior notes due 2014. The proceeds from this offering were used to pay down our credit facility and we believe provide us with long term strategic capital at an attractive cost.

Critical Accounting Policies

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for December 31, 2003.  Certain of these policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, and revenues and costs.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors which we believe to be reasonable under the circumstances.  We evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities, and the results of our operations.

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual projects, the ultimate recoverability (or impairment) of these costs, goodwill impairment, the likelihood of closing lots held under option or contract, the ability to determine the fair value of consolidated real estate not owned and liabilities related to such, certain estimates and assumptions related to complying with FIN 46R, and the ability to estimate expenses and accruals, including legal and warranty reserves.  Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from home sales may be uncertain.  Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if we do not ultimately purchase the land.  Our inability to accurately estimate expenses, accruals, or an impairment of real estate or goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.  The estimates and assumptions we make relating to our implementation of FIN 46R, if not accurate, could result in us incorrectly including, or excluding, certain contractual land acquisition arrangements as variable interest entities in, or from, respectively, our consolidated financial statements.

Results Of Operations

The following discussion and analysis of financial condition and results of operations is based our consolidated unaudited financial statements for the three months ended March 31, 2004 and 2003.  All material balances and transactions between us and our subsidiaries have been eliminated.  In management’s opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.  The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

Home Closing Revenue, Sales Contracts and Net Sales Backlog

The data provided below presents operating and financial data regarding our homebuilding activities.

	Quarter Ended March 31,
	($in thousands)
Home Closing Revenue	2004	2003	% Change
Total
Dollars	$423,502	$283,410	49%
Homes closed	1,569	1,136	38%
Average sales price	$269.9	$249.5	8%

Texas
Dollars	$157,272	$121,503	29%
Homes closed	730	606	20%
Average sales price	$215.4	$200.5	7%

Arizona
Dollars	$97,932	$67,125	46%
Homes closed	381	250	52%
Average sales price	$257.0	$268.5	(4)%

California
Dollars	$130,870	$67,303	94%
Homes closed	307	158	94%
Average sales price	$426.3	$426.0	0%

Nevada
Dollars	$37,428	$27,479	36%
Homes closed	151	122	24%
Average sales price	$247.9	$225.2	10%

	Quarter Ended March 31,
	($in thousands)
Home Orders	2004	2003	% Change
Total
Dollars	$591,999	$412,864	43%
Homes ordered	2,193	1,582	39%
Average sales price	$269.9	$261.0	3%

Texas
Dollars	$199,857	$161,135	24%
Homes ordered	947	791	20%
Average sales price	$211.0	$203.7	4%

Arizona
Dollars	$208,388	$123,653	69%
Homes ordered	807	447	81%
Average sales price	258.2	$276.6	(7)%

California
Dollars	$159,831	$89,775	78%
Homes ordered	365	180	103%
Average sales price	$437.9	$498.8	(12)%

Nevada
Dollars	$23,923	$38,301	(38)%
Homes ordered	74	164	(55)%
Average sales price	$323.3	$233.5	38%

	Quarter Ended March 31,
	($in thousands)
Order Backlog	2004	2003	% Change
Total
Dollars	$900,242	$667,218	35%
Homes in backlog	3,279	2,516	30%
Average sales price	$274.5	$265.2	4%

Texas
Dollars	$284,004	$258,531	10%
Homes in backlog	1,336	1,270	5%
Average sales price	$212.6	$203.6	4%

Arizona
Dollars	$348,815	$200,683	74%
Homes in backlog	1,258	663	90%
Average sales price	$277.3	$302.7	(8)%

California
Dollars	$227,290	$159,399	43%
Homes in backlog	538	355	52%
Average sales price	$422.5	$449.0	(6)%

Nevada
Dollars	$40,133	$48,605	(17)%
Homes in backlog	147	228	(36)%
Average sales price	$273.0	$213.2	28%

Home Closing Revenue.  Home closing revenue in the first quarter of 2004 increased 49% over the first quarter of 2003, resulting from a 38% increase in the number of homes closed and an 8% increase in the average sales price quarter-over-quarter.  The number of closings in Texas increased 20%, as the Houston market remained strong and the Austin market continued to recover.  As we anticipated, closings in Dallas/Ft. Worth were relatively stable to last year’s first quarter.  The number of home closings was up 52% in Arizona as we benefited from the opening of several communities during the second half of 2003.  Home closings in California increased 94% overall and 58% excluding our Citation Homes acquisition which was completed in January of this year.  We benefited from a 78% increase in the number of communities in California as well as a strong housing market.  In Nevada, the number of home closings was up 24% and the average sales price of homes closed was up 10%, resulting in home closing revenue increasing 36% in Nevada over the prior year’s first quarter.

Home Orders.  Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as an order until the contingency is removed.  The dollar value of home orders for the first quarter of 2004 increased 43% over the same quarter in 2003.  This increase was mostly driven by a 39% increase in the number of homes ordered, as well as a 3% increase in the average price of those homes.  In Texas, the number of orders increased 20%, primarily the result of an increase in the number of actively selling communities, to 81 from 62.  The number of homes ordered was up 81% in Arizona, as we realized the benefit of the successful introduction of new communities opened in Arizona during the second half of 2003.  The number of orders in California more than doubled during the quarter overall and increased 90% excluding the Citation Homes acquisition.  Demand was very strong in California during the first quarter of 2004.  Demand in the Nevada market was also very strong, however, the number of home orders in the first quarter of 2004 decreased 55% from the prior year’s first quarter, as we only had one actively selling community at March 31, 2004, compared to five a year earlier.  This was a result of selling out several communities earlier than anticipated and a delay in opening their replacements.  We anticipate opening six new communities in Nevada during the second and third quarters of 2004.

Order Backlog.  Backlog represents home orders that have not closed.  Total dollar backlog at March 31, 2004 increased 35% over March 31, 2003 due to a 30% increase in the number of homes in backlog and a 4% increase in the average sales price of those homes.  Unit backlog was up 90% in Arizona and 52% in California resulting from continued strong demand in those markets and the opening of new communities in the latter part of 2003.  In Texas, the number of homes in backlog was up a moderate 5%.  Unit backlog decreased 36% in Nevada as a result of the earlier than anticipated sellout of some communities there and the delay in opening their replacements.  We anticipate that unit backlog in Nevada will increase in the middle quarters of 2004 as we plan to open six new communities there during those quarters.

Other Operating Information

	Quarter Ended March 31,
	($in thousands)
	2004	2003
Home Closing Gross Profit
Dollars	$83,163	$56,354
Percent of home closing revenue	19.6%	19.9%

Commissions and Other Sales Costs
Dollars	$25,833	$19,745
Percent of home closing revenue	6.1%	7.0%

General and Administrative Costs
Dollars	$16,056	$12,212
Percent of total revenue	3.8%	4.3%

Income Taxes
Dollars	$16,544	$9,833
Percent of earnings before income taxes	38.1%	38.4%

Home Closing Gross Profit.  Home closing gross profit represents home closing revenue less cost of home closings.  Cost of home closings include developed lot costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs.  Home closing gross profit was 19.6% of home closing revenue in the first quarter of 2004, down slightly from 19.9% during the same quarter a year ago, but was up slightly to 20.1% before the impact of a $1.8 million purchase accounting adjustment related to our Citation Homes acquisition, which was included in our cost of home closings for the first quarter of this year.

Commissions and Other Sales Costs.  Commissions and other sales costs, such as advertising and sales office expenses, were 6.1% of home closing revenue in the first quarter of 2004, down from 7.0% in the first quarter of 2003.  This decrease was primarily the result of our ability to leverage our selling costs as home closings increased significantly over the prior year’s quarter.  Also, commissions and sales costs were higher than normal during the first quarter of 2003 due to higher marketing costs associated with opening new communities without closing homes in those communities during that quarter.

General and Administrative Costs.  General and administrative costs represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative costs as a percentage of total revenue for the first quarter of 2004 decreased to 3.8% from 4.3% in the first quarter of 2003.  This reduction was due to our ability to leverage our general and administrative costs as home closing revenue increased appreciably over the first quarter of 2003.

Income Taxes.  The increase in income taxes to $16.5 million for the quarter ended March 31, 2004 from $9.8 million in the prior year’s quarter resulted primarily from an increase in pre-tax income.

Liquidity and Capital Resources

Our principal uses of capital for the quarter ended March 31, 2004 were the acquisition of Citation Homes, operating expenses, land purchases, and the payment of various liabilities.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

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

At March 31, 2004, there was a balance of $93.4 million outstanding under our senior unsecured revolving credit facility and approximately $41.5 million was outstanding in letters of credit and guarantees that collateralize our obligations under various land purchase and other contracts.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $137 million at March 31, 2004, as determined by borrowing base limitations defined by our agreement with the lending banks.

At March 31, 2004, our outstanding 9.75% senior notes due 2011 totaled approximately $287.7 million, which includes unamortized premiums of approximately $7.7 million.  Our annual debt service requirements for our 9.75% senior notes is $27.3 million.

In April 2004, we completed a private placement of $130 million in aggregate principal amount of 7% senior notes due 2014.  The proceeds from this offering were used to pay down completely our credit facility and we believe provide us with long term strategic capital at an attractive cost and increase the availability under our  unsecured credit facility.

We believe that our current borrowing capacity, cash on hand at March 31, 2004, and anticipated net cash flows from operations are and will be sufficient to meet liquidity needs for the foreseeable future.  We believe our future cash needs will include funds for the completion of projects that are underway, the maintenance of our day-to-day operations, and the acquisition or start-up of additional homebuilding operations, should the opportunities arise.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

Off-Balance Sheet Arrangements

Reference is made to Note 1 to the Notes to Consolidated  Financial  Statements  included  in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility.  The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates.  As of March 31, 2004, we had approximately $93.4 million drawn under our revolving credit facility that is subject to changes in interest rates.  An increase or decrease of 1% in interest rates would change our annual debt service payments by approximately $934,000 per year.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management with the participation of our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to Meritage (and our consolidated subsidiaries) required to be included in our periodic SEC fillings.  During the period covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In August 2002, our Board of Directors authorized the expenditure of up to $32 million with an increase of $26.8 million, approved in January 2004, to repurchase shares of our common stock.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities laws, and at times and in amounts as management deems appropriate.  By March 31, 2004, we had repurchased 664,300 shares of our common stock under the August 2002 program at an average price of $33.61 per share.

We did not purchase any shares under this program in the first quarter of 2004.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description	Page or Method of Filing

4.1	Indenture dated April 21, 2004, by and among the Company, the Guarantors named therein and Wells Fargo Bank, N.A.	Filed herewith

10.1	Third Amendment to Credit Agreement, dated April 20, 2004, by and among the Company, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto	Filed herewith

10.2	Deferred Bonus Agreement - 2003 Award Year, between the Company and Larry W. Seay*	Filed herewith

10.3	Deferred Bonus Agreement - 2003 Award Year, between the Company and Richard T. Morgan*	Filed herewith

10.4	Amendment to Employment Agreements between the Company and Steven J. Hilton and John R. Landon*	Filed herewith

10.5	Amendment to Employment Agreement between the Company and Larry W. Seay*	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Co-Chief Executive Officer	Filed herewith

32.1	Section 1350 Certification of Steven J. Hilton, Co-Chairman and Co-Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of John R. Landon, Co-Chairman and Co-Chief Executive Officer	Filed herewith

32.3	Section 1350 Certification of Larry W. Seay, Chief Financial Officer	Filed herewith

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Filed herewith

* Indicates a management contract or compensation plan

Reports on Form 8-K

(1)          On April 7, 2004 we filed a Current Report on Form 8-K for the purpose of furnishing a press release related to the announcement of Meritage’s first quarter 2004 new orders, closings and backlog.

(2)          On April 21, 2004 we filed a Current Report on Form 8-K for the purpose of furnishing a press release related to the announcement of Meritage’s first quarter 2004 earnings and other results.

(3)          On April 21, 2004 we filed a Current Report on Form 8-K announcing that we had completed a private placement of $130 million in aggregate principal amount of our 7% senior notes due 2014.

(4)          On April 23, 2004 we filed a Current Report on Form 8-K for the purpose of providing additional detail to the external audit fee information disclosed in our proxy statement for our 2004 Annual Meeting of Stockholders.

INDEX OF EXHIBITS

4.1	Indenture dated April 21, 2004, by and among the Company, the Guarantors named therein and Wells Fargo Bank, N.A.

10.1	Third Amendment to Credit Agreement, dated April 20, 2004, by and among the Company, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto

10.2	Deferred Bonus Agreement - 2003 Award Year, between the Company and Larry W. Seay*

10.3	Deferred Bonus Agreement - 2003 Award Year, between the Company and Richard T. Morgan*

10.4	Amendment to Employment Agreements between the Company and Steven J. Hilton and John R. Landon*

10.5	Amendment to Employment Agreement between the Company and Larry W. Seay*

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Co-Chief Executive Officer

32.1	Section 1350 Certification of Steven J. Hilton, Co-Chairman and Co-Chief Executive Officer

32.2	Section 1350 Certification of John R. Landon, Co-Chairman and Co-Chief Executive Officer

32.3	Section 1350 Certification of Larry W. Seay, Chief Financial Officer

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

* Indicates a management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May, 2004.

MERITAGE CORPORATION,
a Maryland Corporation

By	/s/ LARRY W. SEAY
Larry W. Seay
Chief Financial Officer and Vice President-Finance
(Principal Financial Officer)

By	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President-Controller (Principal Accounting Officer)