Form 10-Q
period 2004-06-30
MERITAGE CORP
filed 2004-08-05
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒     No ☐

Common shares outstanding as of July 28, 2004:  12,961,027.

MERITAGE CORPORATION

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$11,735	$4,799
Real estate	747,780	678,011
Consolidated real estate not owned	28,336	18,572
Deposits on real estate under option or contract	118,019	105,870
Investments in unconsolidated entities	33,974	23,528
Receivables, net	9,014	8,716
Deferred tax asset, net	1,443	1,204
Goodwill	88,664	75,645
Property and equipment, net	27,495	23,669
Prepaid expenses and other assets	14,468	14,525

Total assets	$1,080,928	$954,539

Liabilities
Accounts payable	$75,628	$80,737
Accrued liabilities	63,032	67,411
Home sale deposits	38,452	25,352
Obligations related to consolidated real estate not owned	21,839	17,653
Senior notes	417,539	287,991
Loans payable	17,000	63,500

Total liabilities	633,490	542,644

Commitments and Contingencies (Notes 3, 4, and 5)

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 15,639,273 and 15,479,558 shares issued at June 30, 2004 and December 31, 2003, respectively	156	155
Additional paid-in capital	206,518	202,678
Retained earnings	294,170	242,615
Treasury stock at cost, 2,602,226 and 2,302,226 shares at June 30, 2004 and December 31, 2003, respectively	(53,406)	(33,553)

Total stockholders’ equity	447,438	411,895

Total liabilities and stockholders’ equity	$1,080,928	$954,539

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Home closing revenue	$431,275	$325,733	$854,777	$609,143
Land closing revenue	2,660	8,100	2,660	8,100
	433,935	333,833	857,437	617,243

Cost of home closings	(352,208)	(260,369)	(692,547)	(487,425)
Cost of land closings	(1,731)	(6,859)	(1,731)	(6,859)
	(353,939)	(267,228)	(694,278)	(494,284)

Home closing gross profit	79,067	65,364	162,230	121,718
Land closing gross profit	929	1,241	929	1,241
	79,996	66,605	163,159	122,959

Commissions and other sales costs	(26,356)	(21,328)	(52,189)	(41,073)
General and administrative costs	(16,794)	(12,076)	(32,850)	(24,288)
Other income, net	2,980	863	5,169	2,072

Earnings before provision for income taxes	39,826	34,064	83,289	59,670
Provision for income taxes	(15,189)	(12,752)	(31,733)	(22,585)
Net earnings	$24,637	$21,312	$51,556	$37,085

Weighted average number of shares:
Basic	13,146	12,985	13,190	13,013
Diluted	13,912	13,747	13,982	13,715

Net earnings per common share:
Basic	$1.87	$1.64	$3.91	$2.85
Diluted	$1.77	$1.55	$3.69	$2.70

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$51,556	$37,085
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,764	3,746
Deferred income tax provision	(239)	(90)
Tax benefit from stock option exercises	1,701	—
Equity in earnings from unconsolidated entities	(1,491)	(1,063)
Net increase in assets not owned	(5,578)	(1,445)
Changes in assets and liabilities, net of effect of acquisition:
Increase in real estate	(58,184)	(126,348)
Increase in deposits on real estate under option or contract	(10,279)	(13,025)
(Increase) decrease in receivables and prepaid expenses and other assets	(339)	2,928
(Decrease) increase in accounts payable and accrued liabilities	(11,193)	17,532
Increase in home sale deposits	13,013	8,784
Net cash used in operating activities	(15,269)	(71,896)

Cash flows from investing activities:
Investments in unconsolidated entities	(10,929)	(5,816)
Distributions from unconsolidated entities	1,975	1,174
Cash paid for acquisition	(24,165)	—
Purchases of property and equipment	(8,648)	(5,385)
Increase in goodwill	(1,805)	(723)
Net cash used in investing activities	(43,572)	(10,750)

Cash flows from financing activities:
Proceeds from loans payable	768,600	519,535
Repayments of loans payable	(815,100)	(464,212)
Proceeds from issuance of senior notes	130,000	51,625
Purchase of treasury stock	(19,853)	(5,180)
Proceeds from stock option exercises	2,130	833
Net cash provided by financing activities	65,777	102,601

Net increase in cash and cash equivalents	6,936	19,955
Cash and cash equivalents at beginning of period	4,799	6,600
Cash and cash equivalents at end of period	$11,735	$26,555

See Supplemental disclosures of cash flow information at Note 8.

See accompanying notes to consolidated financial statements

MERITAGE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Meritage Corporation and those of our consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior year items have been reclassified to conform to our current financial statement presentation.  In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods.  These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation.  At June 30, 2004, we had a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our common stock.  We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  We have adopted the disclosure requirements of SFAS No. 123.  We have not issued options with exercise prices below the market value on the date of the grant; therefore, we have not recognized compensation expense for our stock-based plan.  Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts.  For the purpose of this disclosure, the value of the options is estimated by applying a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

		Three Months Ended June 30,		Six Months Ended June 30,
		(in thousands, except per share amounts)
		2004	2003	2004	2003
Net earnings	As reported	$24,637	$21,312	$51,556	$37,085
	Deduct*	(1,179)	(887)	(2,037)	(1,762)
	Pro forma	$23,458	$20,425	$49,519	$35,323

Basic earnings per share	As reported	$1.87	$1.64	$3.91	$2.85
	Pro forma	$1.78	$1.57	$3.75	$2.71

Diluted earnings per share	As reported	$1.77	$1.55	$3.69	$2.70
	Pro forma	$1.69	$1.49	$3.54	$2.58

*Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

The fair value for options granted in the first half of 2004 and 2003 was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Six Months Ended June 30
	2004	2003
Expected dividend yield	0%	0%
Risk-free interest rate	4.42%	3.30%
Expected volatility	53%	55%
Expected life (in years)	7	7
Weighted average fair value of options	$36.77	$18.62

We have generally granted options only to employees and non-employee directors.  To date, the amount of compensation expense recorded in association with granting options to other individuals has not been material.

Common Stock Repurchase. In August 2002, our Board of Directors authorized the expenditure of up to $32 million, with an increase of $26.8 million approved in January 2004, to repurchase shares of our common stock.  No date for completing the program has been determined, but we may purchase shares subject to applicable securities laws, and at times and in amounts as management deems appropriate.  By June 30, 2004, we had repurchased 964,300 shares of our common stock under the August 2002 program at an average price of $43.74 per share.  300,000 of these shares were repurchased in the second quarter of 2004, at an average price of $66.18.  In July 2004, we repurchased an additional 100,000 shares at an average price of $60.87.

Off-Balance Sheet Arrangements.  We often acquire finished building lots at market prices from various development entities under fixed price purchase agreements.  This lot acquisition strategy reduces the financial requirements and risks associated with the direct ownership of undeveloped land.  Under these purchase agreements, we are usually required to make deposits in the form of cash or letter of credit, which may be forfeited if we fail to perform under the agreement.  At June 30, 2004, we had entered into purchase agreements with an aggregate purchase price of approximately $1.4 billion, by making deposits of approximately $124.5 million in the form of cash and approximately $41.1 million in letters of credit.

On a limited basis, we also purchase finished lots from joint venture limited liability companies (“LLCs”).  These LLCs are structured such that we are a non-controlling member and we are typically at risk only for the amounts we have invested.  We enter into standard fixed price purchase agreements to buy lots from the LLCs, and we are not a borrower, guarantor or obligor on any of the LLCs’ debt.

We also obtain letters of credit and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At June 30, 2004, we had approximately $8.7 million in outstanding letters of credit and guarantees and $173.4 million in performance bonds for such purposes.  We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Warranty Reserves.  We have certain obligations related to post-construction warranties and defects related to homes sold.  We have estimated these reserves based on historical data and trends with respect to similar product types and geographical areas.  At June 30, 2004, we had approximately $10.4 million in reserve for various warranty claims, an amount which we believe to be adequate, recorded in accrued liabilities on the accompanying consolidated balance sheets.  Changes in our warranty reserve follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance, beginning of period	$9,987	$7,212	$9,253	$6,676
Additions to reserve	2,143	1,678	4,414	3,333
Warranty claims and expenses	(1,769)	(1,167)	(3,306)	(2,286)
Balance, end of period	$10,361	$7,723	$10,361	$7,723

Recent Accounting Pronouncements.  Recently, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which governs whether certain transactions should be accounted for as on- or off-balance sheet transactions.  We have adopted FIN 46R, and a discussion of its impact on our consolidated financial statements can be found in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	June 30, 2004	December 31, 2003

Homes under contract under construction	$370,029	$281,931
Finished home sites	187,030	166,456
Home sites under development	114,978	97,141
Unsold homes completed and under construction	56,691	96,576
Model homes	15,881	22,170
Land held for development	3,171	13,737
	$747,780	$678,011

We capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of home closings when the related property is delivered.  Certain information regarding interest follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Capitalized interest, beginning of period	$14,583	$10,412	$13,074	$8,781
Interest incurred and capitalized	9,081	6,457	17,272	12,119
Amortization to cost of home closings	(6,857)	(4,829)	(13,539)	(8,860)
Capitalized interest, end of period	$16,807	$12,040	$16,807	$12,040

NOTE 3 – VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

In January 2003, the FASB issued FIN 46R.  FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Prior to the issuance of FIN 46R, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.  FIN 46R applied immediately to variable interests created after January 31, 2003, and with respect to variable interests created before February 1, 2003, FIN 46R application was deferred and not required to be applied until the end of the first reporting period ending after March 15, 2004.  Accordingly, we fully implemented FIN 46R by March 31, 2004.

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

Based on the provisions of FIN 46R, we have concluded that when we enter into option or purchase agreements to acquire land or lots from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created where the fair value of the land or lots under contract are not more than half of the total fair value of the entity’s assets, we are not deemed to be the primary beneficiary of the VIE and therefore do not consolidate the assets on our financial statements.  For each VIE created where the fair value of the land or lots under contract are more than half of the total fair value of the entity’s assets, then we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R.  If we are deemed to be the primary beneficiary of the VIE, because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements.  Not all of our option agreements are determined to be VIEs.

We have applied FIN 46R by developing a methodology to determine whether or not we are the primary beneficiary of the VIE.  Part of this methodology requires the use of estimates in assigning probabilities to various future cash flow possibilities relative to changes in the fair value and changes in the development costs associated with the property.  Although we believe that our accounting policy properly identifies our primary beneficiary status with these VIEs, changes in the probability estimates could produce different conclusions regarding our primary beneficiary status.

We generally do not have any ownership interest in the VIEs that hold the lots and land under option or contract, and accordingly, we generally do not have legal or other access to the VIE’s books or records.  Therefore, it is not possible for us to compel the VIEs to provide financial or other data to us in performing our primary beneficiary evaluation.  Accordingly, this lack of information from the VIEs may result in our evaluation being conducted primarily based on management judgements and estimates.

Creditors, if any, of the entities with which we have option agreements have no recourse against us.  In most cases, the maximum exposure to loss in our option agreements is limited to our option deposit.  Occasionally, we may be at risk for items over budget related to land development on property we have under option.  In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner.  Some of our option deposits may be refundable if certain contractual conditions are not performed by the party selling the lots.

We have evaluated all of our existing joint venture agreements and have determined that none of these joint ventures are VIEs.  Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46R.

At June 30, 2004, the amount of lot option contracts recorded on our balance sheet under the category “Consolidated real estate not owned” is approximately $28.3 million, of which approximately $12.3 million represents the estimated fair value of specific performance options, and the remaining $16.0 million represents the estimated fair value of consolidated VIEs.  The corresponding credit relating to these assets of $21.8 million is included under the category “Obligations related to consolidated real estate not owned”, which is net of option deposits totaling approximately $6.5 million.

Below is a summary of our lots under option at June 30, 2004 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Specific performance options (1)	275	$12,292	$12,292	$778	—
Options recorded on balance sheet (2)	535	16,044	16,158	5,719	—
Total options recorded on balance sheet (2)	810	28,336	28,450	6,497	—

Options/purchase contracts not consolidated on balance sheet – non-refundable deposits (2)	27,681	—	1,243,406	112,204	$41,080
Options/purchase contracts not consolidated on balance sheet – refundable deposits (3)	4,986	—	90,937	5,815	—
Total options not consolidated on balance sheet	32,667	—	1,334,343	118,019	41,080
Total lots under option	33,477	$28,336	$1,362,793	$124,516	$41,080

Note:  Except for our specific performance options, none of our option agreements require us to purchase lots.  Our option to purchase lots remains effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the agreement.  The pre-established number of lots typically is structured to approximate our expected rate of home orders.

(1)  Fair value of specific performance options approximates purchase price due to the short-lived nature of the options.

(2)  Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(3)  Deposits are refundable at our sole discretion.  Includes 2,449 lots under control for which we have not completed our acquisition evaluation process and we have not internally committed to purchase.

NOTE 4 – LOANS PAYABLE AND SENIOR NOTES

Loans payable consist of the following (in thousands):

	June 30, 2004	December 31, 2003
$400 million unsecured revolving credit facility maturing May 2007 with extension provisions, and interest payable monthly approximating prime (4.0% at June 30, 2004) or LIBOR (approximately 1.635% at June 30, 2004) plus 2.0%.	$16,400	$62,900

Acquisition and development seller carry back financing, interest payable at a fixed rate of 7% per annum, principal and interest payable on January 10, 2005, secured by a first deed of trust on real estate.	600	600

Total loans payable	$17,000	$63,500

At June 30, 2004, our outstanding 9.75% senior notes due 2011 totaled approximately $287.4 million, which includes $155.0 million in principal amount issued in May 2001, and add-ons of $51.3 million and $81.1 million, including unamortized premiums, issued in February 2003 and September 2003, respectively.  The add-on offerings of $50 million and $75 million in aggregate principal amount of our 9.75% senior notes were issued at prices of 103.25% and 109.0% of their face amounts to yield 9.054% and 7.642%, respectively, and together with the May 2001 offering, constitute a single series of notes.

On April 21, 2004, we issued $130 million in aggregate principal amount of our 7% Senior Notes due 2014.  (The notes were priced to us at a slight premium implying an interest rate to us of 6.99%.)  We used the proceeds from the offering to pay down our senior credit facility and to repurchase shares of our common stock.  At June 30, 2004, these notes totaled approximately $130.1 million, including unamortized premium.

The bank credit facility and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the six months ended June 30, 2004, we were in compliance with these covenants.  The revolving credit facility and senior unsecured notes restrict our ability to pay dividends.

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

NOTE 5 – ACQUISITIONS AND GOODWILL

Citation Homes of Southern California Acquisition.  Effective January 1, 2004, we purchased the homebuilding and related assets of Citation Homes of Southern California (“Citation”), which primarily operates in the Inland Empire region of the greater Los Angeles area.   The purchase price was approximately

$24.2 million in cash, and we agreed to an earn-out of 20% of the pre-tax profits of the Southern California operations after capital charges, as defined, payable in cash over three years.  The results of the Southern California operations are included in our consolidated financial statements beginning as of the effective date of the acquisition.  See Note 8 for additional information regarding this acquisition.

Goodwill.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisition of the Southern California division was recorded using the purchase method of accounting.  The purchase price was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition.  Intangible assets, equal to the excess purchase price over the fair value of the net assets, of $11.2 million for the Southern California division were recorded as goodwill, which is presented on our consolidated balance sheet.  The changes in the carrying amount of goodwill for the six months ended June 30, 2004, follow (in thousands):

Total

Balance at December 31, 2003	$75,645
Goodwill acquired – Southern California division	11,214
Increase due to earn-out agreements	1,805
Balance at June 30, 2004	$88,664

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill for impairment annually or more frequently if circumstances change or an event occurs that may reduce the value of an operating segment below its carrying value.  In the first quarter of 2004 management performed a goodwill impairment analysis on each of our operating segments and determined that no impairment exists.

NOTE 6 – EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic average number of shares outstanding	13,146	12,985	13,190	13,013

Effect of dilutive securities:
Options to acquire common stock	766	762	792	702

Diluted average shares outstanding	13,912	13,747	13,982	13,715

Net earnings	$24,637	$21,312	$51,556	$37,085

Basic earnings per share	$1.87	$1.64	$3.91	$2.85

Diluted earnings per share	$1.77	$1.55	$3.69	$2.70

Antidilutive stock options not included in the calculation of diluted earnings per share	—	10	—	153

NOTE 7 – INCOME TAXES

Components of income tax expense for the three and six months ended June 30, 2004 and 2003 are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Federal	$13,452	$11,505	$28,110	$20,019
State	1,737	1,247	3,623	2,566
Total	$15,189	$12,752	$31,733	$22,585

NOTE 8 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional information related to our Consolidated Statement of Cash Flows follows (in thousands):

The January 2004 acquisition of our Southern California division resulted in the following changes in assets and liabilities during the second quarter of 2004

Increase in real estate	$(12,036)
Increase in deposits on real estate under option or contract	(1,870)
Increase in receivables and other assets	(747)
Increase in goodwill	(11,214)
Increase in property and equipment	(89)
Increase in accounts payable and accrued liabilities	1,704
Increase in home sale deposits	87

Net cash paid for acquisition	$(24,165)

	Six Months Ended June 30,
	2004	2003
Cash paid during the period for:
Interest	$15,677	$11,211
Income taxes	$36,948	$26,166

NOTE 9 – SEGMENT INFORMATION

We design, construct and build a broad range of single family homes targeted to the needs of each of our markets.  We are organized into five geographic homebuilding regions for internal reporting purposes.  Each of these homebuilding regions have similar housing products, economic characteristics and class of prospective buyers, therefore we have aggregated our geographic homebuilding regions into a single segment.

The accounting policies for the homebuilding regions are the same as ours.  Prior to this quarter, we reported our regions (Texas, Arizona, California and Nevada) as separate reporting segments, but after recent review and analysis, have concluded that consolidation into one segment is appropriate, as homebuilding is our primary business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words “believe,” “expect,” “anticipate,” “forecast”, “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All such statements are within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenue, income or loss, capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; plans relating to our products or services, acquisitions, and new or planned development projects; the demand for and pricing of our homes; the expected outcome of legal proceedings against us; the growth potential of the markets we operate in; the sufficiency of our capital resources to support our growth strategy; the sufficiency of our warranty and other reserves; the number of new communities we plan to open in Nevada during the remainder of 2004; the impact of new accounting principles; and our ability to continue positive operating results in light of current economic and political conditions, as well as assumptions relating to the foregoing.

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

Overview

Meritage Corporation is a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona, California and Nevada, based on the number of homes closed.  We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base.  We have operated in Arizona since 1985, in Texas since 1987, in California since 1989 and in Nevada since 2002.  We entered the Inland Empire market of Southern California in January 2004 with our acquisition of Citation Homes of Southern California (See Notes 5 and 8 to the condensed consolidated financial statements).  In April 2004 we began start-up operations in the Denver, Colorado market.  We operate in these states, predominantly in one industry, homebuilding, and thus have only one single reportable segment.

We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes, in Arizona as Monterey Homes and Meritage Homes, in California and Colorado as Meritage Homes and in Nevada as Perma-Bilt Homes.  At June 30, 2004, we were actively selling homes in 137 communities, with base prices ranging from $98,000 to $867,000.

Total home closing revenue was $431.3 million for the three months ended June 30, 2004, increasing $105.6 million, or 32% from $325.7 million for the same period last year.  Net earnings for the second quarter of 2004 increased $3.3 million, or 16%, to $24.6 million from $21.3 million in the same quarter of 2003.  These increases were primarily driven by the effect of higher home closings and revenues.

In April 2004 we issued $130 million in aggregate principal amount of our 7% senior notes due 2014. The proceeds from this offering were used to pay down our senior credit facility and to repurchase shares of our common stock.  We believe this will provide us with long term strategic capital at an attractive cost.

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for December 31, 2003.  Certain of these policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, and revenues and costs.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances.  We evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities, and the results of our operations.

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual projects, the ultimate recoverability (or impairment) of these costs, goodwill impairment, the likelihood of closing lots held under option or contract, the ability to determine the fair value of consolidated real estate not owned and liabilities related to such, certain estimates and assumptions related to applying FIN 46R, and the ability to estimate expenses and accruals, including legal and warranty reserves.  Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from home sales may be uncertain.  Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if we do not ultimately purchase the land.  Our inability to accurately estimate expenses, accruals, or an impairment of real estate or goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.  The estimates and assumptions we make relating to our application of FIN 46R, if not accurate, could result in us incorrectly including, or excluding, certain contractual land acquisition arrangements as variable interest entities in, or from, respectively, our consolidated financial statements.

Results Of Operations

The following discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2004 and 2003.

Home Closing Revenue, Home Orders and Order Backlog

The information below presents operating and financial data regarding our homebuilding activities (dollars in thousands).

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2004	2003	Change	2004	2003	Change
Home Closing Revenue
Total
Dollars	$431,275	$325,733	32%	$854,777	$609,143	40%
Homes closed	1,620	1,258	29%	3,189	2,394	33%
Average sales price	$266.2	$258.9	3%	$268.0	$254.4	5%

Texas
Dollars	$160,377	$130,253	23%	$317,649	$251,756	26%
Homes closed	741	641	16%	1,471	1,247	18%
Average sales price	$216.4	$203.2	6%	$215.9	$201.9	7%

Arizona
Dollars	$115,535	$83,184	39%	$213,467	$150,309	42%
Homes closed	473	291	63%	854	541	58%
Average sales price	$244.3	$285.9	(15)%	$250.0	$277.8	(10)%

California
Dollars	$123,840	$77,952	59%	$254,710	$145,255	75%
Homes closed	294	176	67%	601	334	80%
Average sales price	$421.2	$442.9	(5)%	$423.8	$434.9	(3)%

Nevada
Dollars	$31,523	$34,344	(8)%	$68,951	$61,823	12%
Homes closed	112	150	(25)%	263	272	(3)%
Average sales price	$281.5	$229.0	23%	$262.2	$227.3	15%

Home Orders
Total
Dollars	$700,142	$463,189	51%	$1,292,141	$876,053	47%
Homes ordered	2,556	1,877	36%	4,749	3,459	37%
Average sales price	$273.9	$246.8	11%	$272.1	$253.3	7%

Texas
Dollars	$220,056	$181,602	21%	$419,913	$342,737	23%
Homes ordered	1,022	883	16%	1,969	1,674	18%
Average sales price	$215.3	$205.7	5%	$213.3	$204.7	4%

Arizona
Dollars	$262,004	$153,252	71%	$470,392	$276,905	70%
Homes ordered	1,056	605	75%	1,863	1,052	77%
Average sales price	$248.1	$253.3	(2)%	$252.5	$263.2	(4)%

California
Dollars	$185,725	$75,095	147%	$345,556	$164,870	110%
Homes ordered	387	169	129%	752	349	115%
Average sales price	$479.9	$444.3	8%	$459.5	$472.4	(3)%

Nevada
Dollars	$32,357	$53,240	(39)%	$56,280	$91,541	(39)%
Homes ordered	91	220	(59)%	165	384	(57)%
Average sales price	$355.6	$242.0	47%	$341.1	$238.4	43%

	At June 30,		%
	2004	2003	Change
Order Backlog
Total
Dollars	$1,169,109	$804,674	45%
Homes in backlog	4,215	3,135	34%
Average sales price	$277.4	$256.7	8%

Texas
Dollars	$343,683	$309,880	11%
Homes in backlog	1,617	1,512	7%
Average sales price	$212.5	$204.9	4%

Arizona
Dollars	$495,284	$270,751	83%
Homes in backlog	1,841	977	88%
Average sales price	$269.0	$277.1	(3)%

California
Dollars	$289,175	$156,542	85%
Homes in backlog	631	348	81%
Average sales price	$458.3	$449.8	2%

Nevada
Dollars	$40,967	$67,501	(39)%
Homes in backlog	126	298	(58)%
Average sales price	$325.1	$226.5	44%

Home Closing Revenue.  The increase in total home closing revenue in the second quarter and first six months of 2004 compared to the same periods of 2003 resulted mainly from increases in the number of homes closed of 29% and 33%, respectively, as well as increases in average sales price of 3% and 5%, respectively.   The increases in the number of homes closed and home closing revenue in California can be attributed to both a strong housing market and an increase in our number of active communities.  The increase in the number of communities in California is partially due to the acquisition of our Southern California division, which was effective January 1, 2004.  In Arizona, the increases are the result of a healthy housing market and a significant upswing in orders per community.  The decrease in average selling prices in Arizona for the second quarter and the first six months was due to a significant increase in closings of our more moderately priced Meritage homes, while closings of our higher-priced Monterey product remained relatively stable.  In Texas the increases were primarily the result of a 24% increase in the number of active communities, from 70 at June 30, 2003 to 87 at June 30, 2004.  The reduction in the second quarter of the number and dollar value of home closings in Nevada resulted from the rapid sellout of existing communities for which replacement communities have not yet opened.

Home Orders.  Home orders for any period represent the aggregate sales price of homes ordered by customers, net of cancellations.  We do not include sales that are contingent upon the sale of a customer’s existing home as an order until the contingency is removed.  Historically, we have experienced a cancellation rate approximating 25% or less of gross sales, which we believe is consistent with industry standards.  The demand for our homes was strong during the second quarter and first six months of 2004, as evidenced by increases in sales orders of 36% and 37%, respectively, over the same periods in 2003.  In California, the number of our actively selling communities increased 89% over the past twelve months, from nine at June 30, 2003 to 17 at June 30, 2004.  This increase in communities and a strong housing market in California are driving the increase in home orders.  In Arizona, where the housing market is also very strong, orders per community doubled from 31 during the first half of 2003 to 62 during the first half of 2004.   The reduction in order activity in Nevada was directly the result of the rapid sellout of communities during the latter part of 2003.  We had only one actively selling community in Nevada during the first quarter and much of the second quarter.  In the latter part of the second quarter, we opened two communities for sales and anticipate opening another five during the second half of the year.

Order Backlog.  Backlog represents home orders that have not yet closed.  Total dollar backlog at June 30, 2004 increased 45% over the June 30, 2003 amount due to a 34% increase in the number of homes in backlog and an 8% increase in the average selling price of those homes.

As a result of the significant increase in order activity in California and Arizona, the number of homes in backlog increased 81% and 88%, respectively, from June 30, 2003 to June 30, 2004.  In Texas, the increase in the number of homes in backlog was mainly due to a 24% increase in actively selling communities over the past twelve months, from 70 at June 30, 2003 to 87 at June 30, 2004.  The backlog decrease in Nevada was due to the earlier than anticipated sellout of some communities ahead of opening their replacements.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Home Closing Gross Profit
Dollars	$79,067	$65,364	$162,230	$121,718
Percent of home closing revenue	18.3%	20.1%	19.0%	20.0%

Commissions and Other Sales Costs
Dollars	$26,356	$21,328	$52,189	$41,073
Percent of home closing revenue	6.1%	6.5%	6.1%	6.7%

General and Administrative Costs
Dollars	$16,794	$12,076	$32,850	$24,288
Percent of total revenue	3.9%	3.6%	3.8%	3.9%

Income Taxes
Dollars	$15,189	$12,752	$31,733	$22,585
Percent of earnings before income taxes	38.1%	37.4%	38.1%	37.8%

Home Closing Gross Profit.  Home closing gross profit equals home closing revenue, less the cost of home closings, which include developed lot costs, home construction costs, an allocation of common community costs (such as the cost of model complex and architectural, legal and zoning costs), amortization of capitalized interest, sales tax, warranty, construction overhead and closing costs.  The dollar increases in gross profit for the three and six months ended June 30, 2004 are attributable to the increase in the number and dollar value of homes closed.  The decrease in home closing gross profit percentages for both periods was primarily caused by margin compression in Texas and Nevada.  In Texas, the Dallas/Ft. Worth housing market is not as strong as it was during the first half of 2003, creating pricing pressures, which affected our gross profit percentage.  In Nevada, where the housing market is strong, the reduction in gross profit percentage was due to a short-term fluctuation in deliveries of homes with lower margins.

Commissions and Other Sales Costs.  Commissions and other sales costs, such as advertising and sales office expenses, were 6.1% of home closing revenue, in the three months ended June 30, 2004, as compared to 6.5% of home closing revenue in the second quarter of 2003.  For the first six months of 2004, commissions and other sales costs were also 6.1% of home closing revenue, compared with 6.7%, of home closing revenue for the first half of 2003.  The reduction in commissions and other sales costs as a percentage of home closing revenue for both periods was primarily due to the leveraging of fixed and semi-fixed sales and marketing costs over a larger number of communities in the areas in which we operate.

General and Administrative Costs.  General and administrative costs represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative costs as a percentage of total revenue for the second quarter of 2004 increased to 3.9% from 3.6% in the second quarter of 2003.  This slight increase was due to the somewhat fixed nature of most of our general and administrative costs.  For the first six months of 2004, general and administrative costs as a percentage of total revenue was relatively stable as compared to the first six months of 2003.

Income Taxes.  The increases in the dollar value of income taxes for the three and six months ended June 30, 2004 from the prior year resulted from increases in pre-tax earnings.  On a percentage basis, we experienced an increase in the effective tax rate to 38.1% for the three and six months ended June 30, 2004, up slightly from 37.4% and 37.8%, respectively, in 2003.  These increases were due to decreased revenue in Texas and Nevada as a percentage of total revenue, which are states with limited corporate state income tax.

Liquidity and Capital Resources

Our principal uses of capital for the quarter ended June 30, 2004 were operating expenses, land and property purchases, lot development, home construction, repurchases of common stock, income taxes, interest and investments in joint ventures.  We used a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings.  Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities.  These costs are capitalized, therefore they would not be included in income reported for financial statement purposes during early development stages but would be expensed to cost of sales in a later period.

At June 30, 2004, there was a balance of $16.4 million outstanding under our senior unsecured revolving credit facility and approximately $49.8 million was outstanding in letters of credit and guarantees that collateralize our obligations under various land purchase and other contracts.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $139 million at June 30, 2004, as determined by borrowing base limitations defined by our agreement with the lending banks.

At June 30, 2004, our outstanding 9.75% senior notes due 2011 totaled approximately $287.5 million, which includes unamortized premiums of approximately $7.5 million.  Our annual debt service requirement for our 9.75% senior notes is $27.3 million.

In April 2004, we issued $130 million in aggregate principal amount of 7% senior notes due 2014.  The proceeds from this offering were used to pay down our credit facility and repurchase shares of our common stock.  We believe this issuance provides us with long term strategic capital at an attractive cost and increases the availability under our unsecured credit facility.  At June 30, 2004, these notes totaled approximately $130.1 million, including unamortized premium.

We believe that our current borrowing capacity, cash on hand at June 30, 2004, and anticipated net cash flows from operations will be sufficient to meet liquidity needs for the foreseeable future.  We believe our future cash needs will include funds for the completion of projects that are underway, the maintenance of our day-to-day operations, and the acquisition or start-up of additional homebuilding operations, should the opportunities arise.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we may incur may be limited by the terms of the indentures governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

Off-Balance Sheet Arrangements

Reference is made to Notes 1 and 3 to the Notes to consolidated financial statements included in this Form 10-Q.

Seasonality

We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and semi-custom luxury products.  We expect this seasonal trend to continue, although it may vary if our operations continue to expand.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business primarily related to potential adverse changes in interest rates on our existing revolving credit facility.  The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates.  As of June 30, 2004, we had approximately $16.4 million drawn under our revolving credit facility that is subject to changes in interest rates.  We do not believe our exposure in this area is material to our cash flows or earnings.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $280.0 million in principal of our 9.75% senior notes and $130 million in principal of our 7% senior notes.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate borrowings until we would be required to refinance such debt.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management, with the participation of our co-chief executive officers and chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the

“Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  During the period covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

In May 1999, we announced a stock repurchase program in which our Board of Directors approved the repurchase of up to $6 million of outstanding Meritage common stock.  The amount was increased to $20 million in July of 2000.  Under this program, which ended in September 2001, we repurchased 1,637,926 shares at an average price of $6.85.

In August 2002, our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock.  In January 2004, our Board of Directors approved an increase in this amount of $26.8 million.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

During the three months ended June 30, 2004, we repurchased the following shares under our stock repurchase program (amounts in thousands, except per share amounts):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased under the Plans or Programs

April 1, 2004 to April 30, 2004	25	$69.20	2,327
May 1, 2004 to May 31, 2004	275	$65.90	2,602
June 1, 2004 to June 30, 2004	—	—	2,602
	300	$66.18		$16,617

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 12, 2004.  At the Annual Meeting, the stockholders elected Steven J. Hilton, Raymond (Ray) Oppel and William G. Campbell to serve as Directors for a two-year term.  John R. Landon, Robert G. Sarver, Peter L. Ax and C. Timothy White continued as Directors after the meeting.

Stockholders holding 12,715,342 shares or 95.7% of the outstanding shares were present in person or by proxy at the Annual Meeting.  The tabulation with respect to each nominee for director follows:

	Votes For	Votes Against or Withheld
Steven J. Hilton	11,871,595	843,747
Raymond (Ray) Oppel	11,475,266	1,240,076
William G. Campbell	11,516,308	1,199,034

Stockholders also approved an amendment to the Meritage Stock Option Plan.  The results of the vote were are follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote

9,196,037	2,147,193	18,499	1,353,613

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description	Page or Method of Filing
10.1	Revised Amendment to Employment Agreements between the Company and Steven J. Hilton and John R. Landon	Filed Herewith

10.2	Revised Amendment to Employment Agreement between the Company and Larry W. Seay	Filed Herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Officers	Filed herewith

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Filed herewith

(b)  Reports on Form 8-K

(1)                 On June 22, 2004 we filed a report on Form 8-K for the purpose of reporting a change of the Company’s independent auditors.

(2)                 On June 30, 2004 we filed a report of Form 8-K/A to clarify certain information with respect to the change in our independent auditors.

(3)                 On July 7, 2004 we filed a Current Report on Form 8-K for the purpose of furnishing a press release related to the announcement of Meritage’s second quarter 2004 new orders, closings and backlog.

(4)                 On July 21, 2004 we filed a Current Report on Form 8-K for the purpose of furnishing a press release related to the announcement of Meritage’s second quarter 2004 earnings and other results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of August 2004.

MERITAGE CORPORATION,
a Maryland Corporation

By	/s/ LARRY W. SEAY
Larry W. Seay
Chief Financial Officer and Vice President-Finance
(Principal Financial Officer and Duly Authorized Officer)

By	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

10.1	Revised Amendment to Employment Agreements between the Company and Steven J. Hilton and John R. Landon

10.2	Revised Amendment to Employment Agreement between the Company and Larry W. Seay

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Officers

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements