Form 10-Q
period 2004-09-30
Meritage Homes CORP
filed 2004-11-09
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9977

MERITAGE HOMES CORPORATION
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

Common shares outstanding as of November 4, 2004: 12,860,479.

MERITAGE HOMES CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$19,340	$4,799
Real estate	854,317	678,011
Consolidated real estate not owned	21,679	18,572
Deposits on real estate under option or contract	123,222	105,870
Investments in unconsolidated entities	39,348	23,528
Receivables, net	7,776	8,716
Deferred tax asset, net	1,443	1,204
Goodwill	89,650	75,645
Property and equipment, net	28,083	23,669
Prepaid expenses and other assets	15,253	14,525

Total assets	$1,200,111	$954,539

Liabilities
Accounts payable	$106,793	$80,737
Accrued liabilities	89,819	67,411
Home sale deposits	45,366	25,352
Obligations related to consolidated real estate not owned	17,040	17,653
Senior notes	417,268	287,991
Loans payable	55,400	63,500

Total liabilities	731,686	542,644

Minority Interest	104	—

Commitments and Contingencies (Notes 3, 4, and 5)

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 15,675,839 and 15,479,558 shares issued at September 30, 2004 and December 31, 2003, respectively	157	155
Additional paid-in capital	207,364	202,678
Retained earnings	329,771	242,615
Treasury stock at cost, 2,852,226 and 2,302,226 shares at September 30, 2004 and December 31, 2003, respectively	(68,971)	(33,553)

Total stockholders’ equity	468,321	411,895

Total liabilities and stockholders’ equity	$1,200,111	$954,539

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Home closing revenue	$462,711	$380,752	$1,317,488	$989,895
Land closing revenue	20,037	—	22,697	8,100
	482,748	380,752	1,340,185	997,995

Cost of home closings	(367,302)	(304,013)	(1,059,849)	(791,438)
Cost of land closings	(12,877)	—	(14,608)	(6,859)
	(380,179)	(304,013)	(1,074,457)	(798,297)

Home closing gross profit	95,409	76,739	257,639	198,457
Land closing gross profit	7,160	—	8,089	1,241
	102,569	76,739	265,728	199,698

Commissions and other sales costs	(28,601)	(23,461)	(80,790)	(64,534)
General and administrative costs	(19,822)	(14,403)	(52,672)	(38,691)
Other income, net	3,366	1,839	8,535	3,911

Earnings before provision for income taxes	57,512	40,714	140,801	100,384
Provision for income taxes	(21,912)	(14,959)	(53,645)	(37,544)
Net earnings	$35,600	$25,755	$87,156	$62,840

Weighted average number of shares:
Basic	12,894	13,033	13,091	13,020
Diluted	13,644	13,837	13,870	13,756

Earnings per common share:
Basic	$2.76	$1.98	$6.66	$4.83
Diluted	$2.61	$1.86	$6.28	$4.57

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$87,156	$62,840
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,969	5,731
Deferred tax asset, net	(239)	(359)
Tax benefit from stock option exercises	1,701	—
Equity in earnings from unconsolidated entities	(2,046)	(1,997)
Net increase in assets not owned	(3,720)	—
Changes in assets and liabilities, net of effect of acquisition:
Increase in real estate	(164,993)	(183,525)
Increase in deposits on real estate under option or contract	(15,482)	(25,998)
(Increase) decrease in receivables and prepaid expenses and other assets	(144)	11
(Decrease) increase in accounts payable and accrued liabilities	46,759	42,588
Increase in home sale deposits	19,927	12,857
Net cash used in operating activities	(22,112)	(87,852)

Cash flows from investing activities:
Investments in unconsolidated entities	(21,920)	(12,928)
Distributions from unconsolidated entities	8,145	3,138
Cash paid for acquisition	(24,165)	—
Purchases of property and equipment	(11,967)	(15,478)
Increase in goodwill	(2,791)	(1,544)
Net cash used in investing activities	(52,698)	(26,812)

Cash flows from financing activities:
Proceeds from loans payable	1,349,879	865,335
Repayments of loans payable	(1,357,979)	(879,711)
Proceeds from issuance of senior notes	130,000	133,260
Purchase of treasury stock	(35,418)	(5,180)
Proceeds from stock option exercises	2,869	1,270
Net cash provided by financing activities	89,351	114,974

Net increase in cash and cash equivalents	14,541	310
Cash and cash equivalents at beginning of period	4,799	6,600
Cash and cash equivalents at end of period	$19,340	$6,910

See Supplemental disclosures of cash flow information at Note 8.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and certain prior year items have been reclassified to conform to our current financial statement presentation.  In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods.  These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation.  At September 30, 2004, we had a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our common stock.  We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  We have adopted the disclosure requirements of SFAS No. 123.  We have not issued options with exercise prices below the market value on the date of the grant; therefore, we have not recognized compensation expense for our stock-based plan.  Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per common share would have been reduced to the following pro forma amounts.  For the purpose of this disclosure, the value of the options is estimated by applying a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
		(in thousands, except per share amounts)
Net earnings	As reported	$35,600	$25,755	$87,156	$62,840
	Deduct*	(1,531)	(897)	(3,034)	(2,546)
	Pro forma	$34,069	$24,858	$84,122	$60,294

Basic earnings per share	As reported	$2.76	$1.98	$6.66	$4.83
	Pro forma	$2.64	$1.91	$6.43	$4.63

Diluted earnings per share	As reported	$2.61	$1.86	$6.28	$4.57
	Pro forma	$2.50	$1.80	$6.07	$4.38

* Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

The fair value for options granted in the first nine months of 2004 and 2003 was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2004	2003
Expected dividend yield	0%	0%
Risk-free interest rate	4.40%	3.30%
Expected volatility	56%	55%
Expected life (in years)	7	7
Weighted average fair value of options	$38.16	$18.62

We have generally granted options only to employees and non-employee directors.  To date, the amount of compensation expense recorded in association with granting options to other individuals has not been material.

Common Stock Repurchase. In August 2002, our Board of Directors authorized the expenditure of up to $32 million, with an increase of $26.8 million approved in January 2004, to repurchase shares of our common stock.  By September 30, 2004, we had repurchased 1,214,300 shares of our common stock under the August 2002 program at an average price of $47.56 per share.  Of these shares, 250,000 were repurchased in the third quarter of 2004, at an average price of $62.26.

In August 2004, the Board of Directors approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  No shares were purchased under this program at September 30, 2004.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

Off-Balance Sheet Arrangements.  We often acquire finished homesites at market prices from various development entities under fixed price purchase agreements.  This lot acquisition strategy reduces the financial requirements and risks associated with the direct ownership of undeveloped land.  We are subject to customary obligations associated with these purchase agreements, which typically require us to make deposits in the form of cash or letters of credit.  These deposits may be forfeited if we fail to perform under the agreement.  As of September 30, 2004, we had entered into purchase agreements with an aggregate purchase price of approximately $1.6 billion, by making deposits of approximately $127.9 million in the form of cash and approximately $34.1 million in letters of credit.

Occasionally, we enter into land development joint ventures.  These joint ventures typically obtain secured acquisition and development financing.  We and our joint venture partners occasionally provide credit enhancements to these financings in the form of limited guarantees.  As of September 30, 2004, we guaranteed approximately $1.8 million of our unconsolidated joint venture borrowings.

We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders.  In some instances, these indemnities are subject to caps.  These indemnities obligate us to reimburse the project lenders only for claims related to environmental matters for which such lenders are held responsible.  As part of our project acquisition due diligence process to determine potential environmental risks, we obtain an independent environmental review from outside consultants.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of September 30, 2004, there were approximately 13.4 million of surety bonds outstanding subject to these indemnity arrangements. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and surety bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At September 30, 2004, we had approximately $7.9 million in outstanding letters of credit and $172.9 million in performance bonds for such purposes.  We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Warranty Reserves.  We have certain obligations related to post-construction warranties and defects related to homes sold.  We have estimated these reserves based on historical data and trends with respect to similar product types and geographical areas.  At September 30, 2004, we had approximately $11.4 million in reserve for various warranty claims, an amount we believe to be adequate, which is included in accrued liabilities on the accompanying consolidated balance sheets.  Changes in our warranty reserve follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance, beginning of period	$10,361	$7,723	$9,253	$6,676
Additions to reserve	2,658	1,865	7,072	5,198
Warranty claims and expenses	(1,655)	(1,230)	(4,961)	(3,516)
Balance, end of period	$11,364	$8,358	$11,364	$8,358

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

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	September 30, 2004	December 31, 2003

Homes under contract under construction	$480,288	$281,931
Finished home sites	181,742	166,456
Home sites under development	106,632	97,141
Unsold homes completed and under construction	65,532	96,576
Model homes	12,547	22,170
Land held for development	7,576	13,737
	$854,317	$678,011

We capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated when incurred to real estate and charged to cost of home closings when the related property is delivered.  Certain information regarding interest follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Capitalized interest, beginning of period	$16,807	$12,040	$13,074	$8,781
Interest incurred and capitalized	9,751	6,609	27,023	18,728
Amortization to cost of home closings	(6,958)	(5,653)	(20,497)	(14,513)
Capitalized interest, end of period	$19,600	$12,996	$19,600	$12,996

NOTE 3 – VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

In December 2003, the FASB issued FIN 46R.  FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Prior to the issuance of FIN 46R, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.  FIN 46R applied immediately to variable interests created after January 31, 2003, and with respect to variable interests created before February 1, 2003, FIN 46R application was deferred and not required to be applied until the end of the first reporting period ending after March 15, 2004.  Accordingly, we fully implemented FIN 46R by March 31, 2004.

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

We have evaluated all of our existing joint venture agreements and have determined that two of these joint ventures are VIEs and that Meritage is the primary beneficiary.  Therefore, we have consolidated the two joint ventures pursuant to the requirements of FIN 46R.

At September 30, 2004, the amount of lot option contracts recorded on our balance sheet under the category “Consolidated real estate not owned” is approximately $21.7 million, of which approximately $10.9 million represents the estimated fair value of specific performance options, and the remaining $10.8 million represents the estimated fair value of consolidated VIEs.  The corresponding credit relating to these assets of $17.0 million is included under the category “Obligations related to consolidated real estate not owned”, which is net of option deposits totaling approximately $4.7 million.

Below is a summary of our lots under option at September 30, 2004 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value	Purchase Price	Cash	Letters of Credit

Specific performance options (1)	244	$10,903	$10,903	$784	—
Options recorded on balance sheet	439	10,776	10,994	3,855	—
Total options recorded on balance sheet (2)	683	21,679	21,897	4,639	—

Option contracts not recorded on balance sheet - non-refundable deposits (2)	19,618	—	1,073,776	103,939	$34,144

Purchase contracts not recorded on balance sheet – non-refundable deposits (2)	12,498	—	367,715	17,289	—

Purchase contracts not recorded on balance sheet – refundable deposits (3)	4,992	—	114,943	1,994	—

Total options not recorded on balance sheet	37,108	—	1,556,434	123,222	34,144

Total lots under option	37,791	$21,679	$1,578,331	$127,861	$34,144

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

NOTE 4 – LOANS PAYABLE AND SENIOR NOTES

Loans payable consist of the following (in thousands):

	September 30, 2004	December 31, 2003
$400 million unsecured revolving credit facility maturing May 2007 with extension provisions, and interest payable monthly approximating prime (4.75% September 30, 2004) or LIBOR (approximately 2.005% at September 30, 2004) plus 2.0%.	$54,800	$62,900

Acquisition and development seller carry back financing, interest payable at a fixed rate of 7% per annum, principal and interest payable on January 10, 2005, secured by a first deed of trust on real estate.	600	600

Total loans payable	$55,400	$63,500

At September 30, 2004, our outstanding 9.75% senior notes due 2011 totaled approximately $287.2 million, which includes $155.0 million in principal amount issued in May 2001, and add-ons of $51.3 million and $80.9 million, including unamortized premiums, issued in February 2003 and September 2003, respectively.  The add-on offerings of $50 million and $75 million in aggregate principal amount of our 9.75% senior notes were issued at prices of 103.25% and 109.0% of their face amounts to yield 9.054% and 7.642%, respectively, and together with the May 2001 offering, constitute a single series of notes.

On April 21, 2004, we issued $130 million in aggregate principal amount of our 7% senior notes due 2014.  The notes were priced to us at a slight premium implying an interest rate to us of 6.99%.  We used the proceeds from the offering to pay down our senior credit facility and to repurchase shares of our common stock.  At September 30, 2004, these notes totaled approximately $130.1 million, including unamortized premium.

The bank credit facility and senior notes contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the nine months ended September 30, 2004, we were in compliance with these covenants.  The revolving credit facility and senior notes restrict our ability to pay dividends.

Obligations to pay principal and interest on the bank credit facility and senior notes are guaranteed by all of our subsidiaries, each of which is directly or indirectly 100% owned by Meritage Homes Corporation (Guarantor Subsidiaries), other than certain minor subsidiaries (collectively, Non-Guarantor Subsidiaries).  Such guarantees are full and unconditional, and joint and several.  Separate financial statements of the Guarantor Subsidiaries are not provided because Meritage Homes Corporation (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the Non-Guarantor Subsidiaries are, individually and in the aggregate, minor.  There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

NOTE 5 – ACQUISITIONS AND GOODWILL

Citation Homes of Southern California Acquisition.  Effective January 1, 2004, we purchased the homebuilding and related assets of Citation Homes of Southern California (“Citation”), which operates primarily in the Inland Empire region of the greater Los Angeles area.   The purchase price was approximately

$24.2 million in cash, and we agreed to an earn-out of 20% of the pre-tax profits of the Southern California operations after capital charges, as defined, payable in cash over three years.  The results of the Southern California operations are included in our consolidated financial statements beginning as of the effective date of the acquisition.  See Note 8 for additional information regarding this acquisition.

Goodwill.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisition of the Southern California division was recorded using the purchase method of accounting.  The purchase price was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition.  Intangible assets, equal to the excess purchase price over the fair value of the net assets, of $11.2 million for the Southern California division were recorded as goodwill, which is included on our consolidated balance sheet.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 follow (in thousands):

Total

Balance at December 31, 2003	$75,645
Goodwill acquired – Southern California division	11,214
Increase due to earn-out agreements	2,791
Balance at September 30, 2004	$89,650

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill for impairment annually or more frequently if circumstances change or an event occurs that may reduce the value of an operating segment below its carrying value.  In the first quarter of 2004 management performed a goodwill impairment analysis on each of our operating regions and determined that no impairment exists.

NOTE 6 – EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Basic average number of shares outstanding	12,894	13,033	13,091	13,020

Effect of dilutive securities:
Options to acquire common stock	750	804	779	736

Diluted average shares outstanding	13,644	13,837	13,870	13,756

Net earnings	$35,600	$25,755	$87,156	$62,840

Basic earnings per share	$2.76	$1.98	$6.66	$4.83

Diluted earnings per share	$2.61	$1.86	$6.28	$4.57

Antidilutive stock options not included in the calculation of diluted earnings per share	—	—	—	—

NOTE 7 – INCOME TAXES

Components of income tax expense for the three and nine months ended September 30, 2004 and 2003 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Federal	$19,410	$13,459	$47,520	$33,478
State	2,502	1,500	6,125	4,066
Total	$21,912	$14,959	$53,645	$37,544

NOTE 8 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional information related to our Condensed Consolidated Statement of Cash Flows follows (in thousands):

The January 2004 acquisition of our Southern California division resulted in the following changes in assets and liabilities during the first quarter of 2004:

Increase in real estate	$(12,036)
Increase in deposits on real estate under option or contract	(1,870)
Increase in receivables and other assets	(747)
Increase in goodwill	(11,214)
Increase in property and equipment	(89)
Increase in accounts payable and accrued liabilities	1,704
Increase in home sale deposits	87

Net cash paid for acquisition	$(24,165)

	Nine Months Ended September 30,
	2004	2003
Cash paid during the period for:
Interest	$16,653	$13,101
Income taxes	$49,246	$38,753

NOTE 9 – SEGMENT INFORMATION

We design, construct and build a broad range of single-family homes targeted to the needs of each of our markets.  We are organized into five geographic homebuilding regions for internal reporting purposes.  Each of these homebuilding regions have similar housing products, economic characteristics and class of prospective buyers, therefore, we have aggregated our regions into a single segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words “believe,” “expect,” “anticipate,” “forecast”, “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All such statements are within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenue, earnings or loss, capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; plans relating to our products or services, acquisitions, and new or planned development projects; the demand for and pricing of our homes; the expected outcome of legal proceedings against us; the growth potential of the markets we operate in; the sufficiency of our capital resources to support our growth strategy; the sufficiency of our warranty and other reserves; the likelihood that performance bonds and letters of credit we have posted will be drawn against; the number of new communities we plan to open in Nevada during the remainder of 2004 and the corresponding effect on sales and closings; the impact of new accounting principles; and our ability to continue positive operating results in light of current economic and political conditions, as well as assumptions relating to the foregoing.

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

Overview

Meritage Homes Corporation is a leading designer and builder of single-family homes in the rapidly growing Sunbelt states of Texas, Arizona, California and Nevada, based on the number of homes closed.  We focus on providing a broad range of first-time, move-up and luxury homes to our targeted customer base.  We have operated in Arizona since 1985, in Texas since 1987, in California since 1989 and in Nevada since 2002.  We entered the Inland Empire market of Southern California in January 2004 with our acquisition of Citation Homes of Southern California (See Notes 5 and 8 to the condensed consolidated financial statements).  In April 2004 we began start-up operations in the Denver, Colorado market.  We operate in these states, predominantly in one industry, homebuilding, and thus have only one single reportable segment.

We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes, in Arizona as Monterey Homes and Meritage Homes, and in California, Nevada and Colorado as Meritage Homes.  At September 30, 2004, we were actively selling homes in 135 communities, with base prices ranging from $96,000 to $907,000.

Total home closing revenue was $462.7 million for the three months ended September 30, 2004, increasing $81.9 million, or 22% from $380.8 million for the same period last year.  Net earnings for the third quarter of 2004 increased $9.8 million, or 38%, to $35.6 million from $25.8 million in the same quarter of 2003.  These increases were primarily driven by both higher home closings and a higher average price per home.

In April 2004 we issued $130 million in aggregate principal amount of our 7% senior notes due 2014. The proceeds from this offering were used to pay down our senior credit facility and to repurchase shares of our common stock.  We believe this will provide us with long-term strategic capital at an attractive cost.

Land sales during the three months ended September 30, 2004 were $20.0 million.  This was due primarily to a land sale transaction in our Nevada division during the third quarter of 2004, which resulted in a $4.4 million gain after income taxes, which is included in our net earnings.

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.  Certain of these policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, and revenues and costs.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances.  We evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities, and the results of our operations.

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

Results Of Operations

The following discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2004 and 2003.

Home Closing Revenue, Home Orders and Order Backlog

The information below presents operating and financial data regarding our homebuilding activities (dollars in thousands).

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2004	2003	Change	2004	2003	Change
Home Closing Revenue
Total
Dollars	$462,711	$380,752	22%	$1,317,488	$989,895	33%
Homes closed	1,671	1,464	14%	4,860	3,858	26%
Average sales price	$276.9	$260.1	6%	$271.1	$256.6	6%

Texas
Dollars	$152,060	$153,495	(1)%	$469,709	$405,251	16%
Homes closed	700	741	(6)%	2,171	1,988	9%
Average sales price	$217.2	$207.1	5%	$216.4	$203.8	6%

Arizona
Dollars	$127,516	$83,774	52%	$340,983	$234,083	46%
Homes closed	560	325	72%	1,414	866	63%
Average sales price	$227.7	$257.8	(12)%	$241.1	$270.3	(11)%

California
Dollars	$166,819	$96,459	73%	$421,529	$241,714	74%
Homes closed	367	206	78%	968	540	79%
Average sales price	$454.5	$468.2	(3)%	$435.5	$447.6	(3)%

Nevada
Dollars	$16,316	$47,024	(65)%	$85,267	$108,847	(22)%
Homes closed	44	192	(77)%	307	464	(34)%
Average sales price	$370.8	$244.9	51%	$277.7	$234.6	18%

Home Orders
Total
Dollars	$642,923	$415,687	55%	$1,935,064	$1,291,740	50%
Homes ordered	2,203	1,546	42%	6,952	5,005	39%
Average sales price	$291.8	$268.9	9%	$278.3	$258.1	8%

Texas
Dollars	$173,816	$156,182	11%	$593,729	$498,919	19%
Homes ordered	805	730	10%	2,774	2,404	15%
Average sales price	$215.9	$213.9	1%	$214.0	$207.5	3%

Arizona
Dollars	$219,349	$126,921	73%	$689,741	$403,826	71%
Homes ordered	914	481	90%	2,777	1,533	81%
Average sales price	$240.0	$263.9	(9)%	$248.4	$263.4	(6)%

California
Dollars	$215,685	$100,548	115%	$561,241	$265,418	111%
Homes ordered	391	219	79%	1,143	568	101%
Average sales price	$551.6	$459.1	20%	$491.0	$467.3	5%

Nevada
Dollars	$34,073	$32,036	6%	$90,353	$123,577	(27)%
Homes ordered	93	116	(20)%	258	500	(48)%
Average sales price	$366.4	$276.2	33%	$350.2	$247.2	42%

	At September 30,		%
	2004	2003	Change
Order Backlog
Total
Dollars	$1,349,321	$839,609	61%
Homes in backlog	4,747	3,217	48%
Average sales price	$284.2	$261.0	9%

Texas
Dollars	$365,439	$312,567	17%
Homes in backlog	1,722	1,501	15%
Average sales price	$212.2	$208.2	2%

Arizona
Dollars	$587,117	$313,898	87%
Homes in backlog	2,195	1,133	94%
Average sales price	$267.5	$277.1	(3)%

California
Dollars	$338,041	$160,631	110%
Homes in backlog	655	361	81%
Average sales price	$516.1	$445.0	16%

Nevada
Dollars	$58,724	$52,513	12%
Homes in backlog	175	222	(21)%
Average sales price	$335.6	$236.5	42%

Home Closing Revenue.  The increase in total home closing revenue in the third quarter and first nine months of 2004 as compared to the same periods of 2003 resulted primarily from increases in the number of homes closed of 14% and 26%, respectively, as well as a 6% increase in average selling price for both periods.  The significant increase in home closings in Arizona and California is due to a healthy housing market causing increased demand for our homes.  Although the number of homes closed in Texas decreased 6% for the third quarter, the demand for our homes in that market remains good as evidenced by a 10% increase in the number of homes ordered during the third quarter.  Wet weather in Texas at the end of the second quarter impacted third quarter completions and closings.  The reduction in the 2004 third quarter in the number and dollar value of homes closed in our Nevada division was the result of the rapid sellout of communities for which replacement communities had not yet opened.  Three new communities were added in October and another is planned to open in November, bringing our expected Nevada community count to six by the end of this year.  We anticipate these new communities to result in an increase in Nevada home closings in 2005.

Home Orders.  Home orders for any period represent the aggregate sales price of homes ordered by customers, net of cancellations.  We do not include sales that are contingent upon the sale of a customer’s existing home as an order until the contingency is removed.  Historically, we have experienced a cancellation rate approximating 25% or less of gross sales, which we believe is consistent with industry standards.  Overall, demand for our homes was robust during the third quarter and first nine months of 2004, as evidenced by increases in the number of orders per community of 31% and 28%, respectively.  The number and dollar value of home orders was particularly strong in our Arizona and California markets where housing demand is generally very healthy.  In Arizona, orders per community advanced 132% for the third quarter 2004 as compared to the third quarter of last year.  In our California division, orders per community rose 58% for the same period.  The increase in home orders in our Texas division for both the third quarter and first nine months was driven by a corresponding increase in the number of active communities.  Demand for our homes in Texas is good; however, competition in that market is as strong as the Company has experienced in years.  Although home orders decreased considerably in Nevada during both the third quarter and first nine months of 2004, new communities opened there in October and are planned for November of this year.  We believe these new communities should lead to an increase in Nevada home orders during the fourth quarter of 2004 as well as the full year 2005, and result in increased closings during the later half of 2005.

Order Backlog.  Backlog represents home orders that have not yet closed.  The 61% increase in the dollar value of homes in backlog was the result of a 48% increase in the number of homes in backlog and a 9% increase in the average sales price of those homes.  The increase in average sales price is being driven by a greater percentage of our home orders coming from California.  The backlog increases in Arizona and California are due to the increase in home orders in those markets due to strong housing demand.  The increase in the number of homes in backlog in Texas is directly the result of a 22% increase in the number of active communities in that market from September 30, 2003 to September 30, 2004.  Although the number of homes in backlog in our Nevada division decreased 21% from September 30, 2003 to September 30, 2004, the value of those homes increased 12% due to the fact that the communities that are open offer homes at significantly higher prices than the average community in that division last year at this time.

Land Sales.  Land sales during the three and nine months ended September 30, 2004 were $20.0 million and $22.7 million, respectively, as compared to $8.1 million for the nine months in 2003.  The increase in 2004 is due primarily to a land sale transaction in our Nevada division during the third quarter of 2004, which resulted in a $4.4 million gain after income taxes, which is included in our net earnings.

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Home Closing Gross Profit
Dollars	$95,409	$76,739	$257,639	$198,457
Percent of home closing revenue	20.6%	20.2%	19.6%	20.0%

Commissions and Other Sales Costs
Dollars	$28,601	$23,461	$80,790	$64,534
Percent of home closing revenue	6.2%	6.2%	6.1%	6.5%

General and Administrative Costs
Dollars	$19,822	$14,403	$52,672	$38,691
Percent of total revenue	4.1%	3.8%	3.9%	3.9%

Income Taxes
Dollars	$21,912	$14,959	$53,645	$37,544
Percent of earnings before provision for income taxes	38.1%	36.7%	38.1%	37.4%

Home Closing Gross Profit.  Home closing gross profit equals home closing revenue, less the cost of home closings, which includes developed lot costs, home construction costs, an allocation of common community costs (such as the cost of model complex and architectural, legal and zoning costs), amortization of capitalized interest, sales tax, warranty, construction overhead and closing costs.  The dollar increases in gross profit for the three and nine months ended September 30, 2004 are attributable to the increase in the number and dollar value of homes closed.  During the third quarter, our California division, which produces our highest gross profit percentage of any of our divisions, represented a larger percentage of our revenue than they had during the first six months of the year, therefore increasing our gross profit percentage for the quarter.  Additionally, our Texas division, which generally has a lower gross margin percentage than our overall average, generated a lower percentage of our overall revenue during the third quarter, which increased our gross profit percentage.

Commissions and Other Sales Costs.  Commissions and other sales costs, such as sales and marketing costs, remained relatively consistent for the three and nine months ended September 30, 2004, as compared to the three and nine months ended September 30, 2003.

General and Administrative Costs.  General and administrative costs represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative costs as a percentage of total revenue for the third quarter of 2004 increased to 4.1% from 3.8%

in the third quarter of 2003.  This increase is primarily due to the additional overhead costs related to growth of our business, along with accounting expenses paid to third-party providers.  For the first nine months of 2004, general and administrative costs as a percentage of total revenue were stable as compared to the first nine months of 2003.

Income Taxes.  The increases in the dollar value of income taxes for the three and nine months ended September 30, 2004 from the prior year resulted from increases in pre-tax earnings.  On a percentage basis, we experienced an increase in the effective tax rate to 38.1% for the three and nine months ended September 30, 2004, up slightly from 36.7% and 37.4%, respectively, in 2003.  These increases were due to decreased earnings in Texas and Nevada as a percentage of total earnings, which are states with limited corporate state income tax.

Liquidity and Capital Resources

Our principal uses of capital for the quarter ended September 30, 2004 were operating expenses, real estate purchases, lot development, home construction, repurchases of common stock, income taxes, interest and investments in joint ventures.  We used a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings.  Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities.  These costs are capitalized, therefore they would not be included in income reported for financial statement purposes during early development stages but would be expensed to cost of sales in a later period as homes are closed.

At September 30, 2004, there was a balance of $54.8 million outstanding under our senior unsecured revolving credit facility and approximately $43.8 million was outstanding in letters of credit and guarantees that collateralize our obligations under various land purchase and other contracts.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $196.0 million at September 30, 2004, as determined by borrowing base limitations defined by our agreement with the lending banks.

At September 30, 2004, our outstanding 9.75% senior notes due 2011 totaled approximately $287.2 million, which includes unamortized premiums of approximately $7.2 million.  Our annual debt service requirement for our 9.75% senior notes is $27.3 million.

In April 2004, we issued $130 million in aggregate principal amount of 7% senior notes due 2014.  The proceeds from this offering were used to pay down our credit facility and repurchase shares of our common stock.  We believe this issuance provides us with long-term strategic capital at an attractive cost and increases the availability under our unsecured credit facility.  At September 30, 2004, these notes totaled approximately $130.1 million, including unamortized premium. Our annual debt service on these 7% notes is $9.1 million.

We believe that our current borrowing capacity, cash on hand at September 30, 2004, and anticipated net cash flows from operations will be sufficient to meet liquidity needs for the foreseeable future.  We believe our future cash needs will include funds for the completion of projects that are underway, the maintenance of our day-to-day operations, and the acquisition or start-up of additional homebuilding operations, should the opportunities arise.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we may incur may be limited by the terms of the indentures governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

Off-Balance Sheet Arrangements

Reference is made to Notes 1 and 3 to the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.  These notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Seasonality

We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and semi-custom luxury products.  We expect this seasonal trend to continue, although it may vary if our operations continue to expand.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business primarily related to potential adverse changes in interest rates on our existing revolving credit facility.  The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates.  As of September 30, 2004, we had approximately $54.8 million drawn under our revolving credit facility that is subject to changes in interest rates.  We do not believe our exposure in this area is material to our cash flows or earnings.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management, with the participation of our co-chief executive officers and chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  During the fiscal quarter covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 1999, we announced a stock repurchase program in which our Board of Directors approved the repurchase of up to $6 million of outstanding Meritage common stock.  The amount was increased to $20 million in July of 2000.  Under this program, which ended in September 2001, we repurchased 1,637,926 shares at an average price of $6.85.

In August 2002, our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock.  In January 2004, our Board of Directors approved an increase in this amount of $26.8 million.  During the three months ended September 30, 2004, we repurchased the following shares under the August 2002 stock repurchase program (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

July 1, 2004 to July 30, 2004	100	$60.8665	100
August 1, 2004 to August 31, 2004	150	$63.1899	150
September 1, 2004 to September 30, 2004	—	—
	250	$62.2606	250	$1,052

In August 2004, the Board of Directors approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  No shares were purchased under this program at September 30, 2004.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarterly period ended September 30, 1998

3.2	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.3	Articles of Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

10.1	Fourth Amendment to Credit Agreement, dated October 28, 2004, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Filed herewith

10.2	Representative form of Meritage Qualified Stock Option Agreement	Filed herewith

10.3	Representative form of Meritage Non-Qualified Stock Option Agreement	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Officers	Filed herewith

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of November 2004.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By /s/ LARRY W. SEAY
Larry W. Seay
Chief Financial Officer and Vice President-Finance
(Principal Financial Officer and Duly Authorized Officer)

By /s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

3.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Restated Articles of Incorporation of Meritage Homes Corporation

3.3	Articles of Amendment to Articles of Incorporation of Meritage Homes Corporation

10.1	Fourth Amendment to Credit Agreement, dated October 28, 2004, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto.

10.2	Representative form of Meritage Qualified Stock Option Agreement

10.3	Representative form of Meritage Non-Qualified Stock Option Agreement

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Officers

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements