Form 10-Q/A
period 2004-06-30
Meritage Homes CORP
filed 2005-02-22
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MERITAGE HOMES CORPORATION

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2004

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to Form 10-Q of Meritage Homes Corporation, for the quarter ended June 30, 2004 reflects restatements to certain historical financial data and related descriptions as originally filed.  This restatement includes changes to Part I, Items 1, 2 and 4 and relates to our model home lease program.  See Note 10 to our Unaudited Condensed Consolidated Financial Statements for further discussion of this matter.

Except for the accounts, data and descriptions relating to our model home lease program, no other information in this report is being changed.  This report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.  We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on August 5, 2004.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(As Restated, See Note 10)
Assets
Cash and cash equivalents	$11,735	$4,799
Real estate	780,176	678,011
Consolidated real estate not owned	28,336	18,572
Deposits on real estate under option or contract	118,019	105,870
Investments in unconsolidated entities	33,974	23,528
Receivables, net	9,014	8,716
Deferred tax asset, net	1,443	1,204
Goodwill	88,664	75,645
Property and equipment, net	27,495	23,669
Prepaid expenses and other assets	14,468	14,525

Total assets	$1,113,324	$954,539

Liabilities
Accounts payable	$75,628	$80,737
Accrued liabilities	63,032	67,411
Home sale deposits	38,452	25,352
Obligations related to consolidated real estate not owned	21,839	17,653
Senior notes	417,539	287,991
Loans payable and other borrowings	49,396	63,500

Total liabilities	665,886	542,644

Commitments and Contingencies (Notes 3, 4, and 5)

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 15,639,273 and 15,479,558 shares issued at June 30, 2004 and December 31, 2003, respectively	156	155
Additional paid-in capital	206,518	202,678
Retained earnings	294,170	242,615
Treasury stock at cost, 2,602,226 and 2,302,226 shares at June 30, 2004 and December 31, 2003, respectively	(53,406)	(33,553)

Total stockholders’ equity	447,438	411,895

Total liabilities and stockholders’ equity	$1,113,324	$954,539

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(As Restated, See Note 10)		(As Restated, See Note 10)

Home closing revenue	$431,275	$325,733	$854,777	$609,143
Land closing revenue	2,660	8,100	2,660	8,100
	433,935	333,833	857,437	617,243

Cost of home closings	(352,568)	(260,369)	(692,907)	(487,425)
Cost of land closings	(1,731)	(6,859)	(1,731)	(6,859)
	(354,299)	(267,228)	(694,638)	(494,284)

Home closing gross profit	78,707	65,364	161,870	121,718
Land closing gross profit	929	1,241	929	1,241
	79,636	66,605	162,799	122,959

Commissions and other sales costs	(25,996)	(21,328)	(51,829)	(41,073)
General and administrative costs	(16,794)	(12,076)	(32,850)	(24,288)
Other income, net	2,980	863	5,169	2,072

Earnings before provision for income taxes	39,826	34,064	83,289	59,670
Provision for income taxes	(15,189)	(12,752)	(31,733)	(22,585)
Net earnings	$24,637	$21,312	$51,556	$37,085

Weighted average number of shares:
Basic	13,146	12,985	13,190	13,013
Diluted	13,912	13,747	13,982	13,715

Net earnings per common share:
Basic	$1.87	$1.64	$3.91	$2.85
Diluted	$1.77	$1.55	$3.69	$2.70

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(As Restated, See Note 10)
Cash flows from operating activities:
Net earnings	$51,556	$37,085
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,764	3,746
Deferred income tax provision	(239)	(90)
Tax benefit from stock option exercises	1,701	—
Equity in earnings from unconsolidated entities	(1,491)	(1,063)
Net increase in assets not owned	(5,578)	(1,445)
Changes in assets and liabilities, net of effect of acquisition:
Increase in real estate	(65,584)	(126,348)
Increase in deposits on real estate under option or contract	(10,279)	(13,025)
(Increase) decrease in receivables and prepaid expenses and other assets	(339)	2,928
(Decrease) increase in accounts payable and accrued liabilities	(11,193)	17,532
Increase in home sale deposits	13,013	8,784
Net cash used in operating activities	(22,669)	(71,896)

Cash flows from investing activities:
Investments in unconsolidated entities	(10,929)	(5,816)
Distributions from unconsolidated entities	1,975	1,174
Cash paid for acquisition	(24,165)	—
Purchases of property and equipment	(8,648)	(5,385)
Increase in goodwill	(1,805)	(723)
Net cash used in investing activities	(43,572)	(10,750)

Cash flows from financing activities:
Proceeds from loans payable	776,000	519,535
Repayments of loans payable	(815,100)	(464,212)
Proceeds from issuance of senior notes	130,000	51,625
Purchase of treasury stock	(19,853)	(5,180)
Proceeds from stock option exercises	2,130	833
Net cash provided by financing activities	73,177	102,601

Net increase in cash and cash equivalents	6,936	19,955
Cash and cash equivalents at beginning of period	4,799	6,600
Cash and cash equivalents at end of period	$11,735	$26,555

See supplemental disclosures of cash flow information at Note 8.

See accompanying notes to condensed consolidated financial statements

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

Stock-Based Compensation.  At June 30, 2004, we had a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our common stock.  We apply the intrinsic value-based method of accounting for stock-based compensation prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  We have adopted the disclosure requirements of SFAS No. 123.  We have not issued options with exercise prices below the market value on the date of the grant; therefore, we have not recognized compensation expense for our stock-based plan.  Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts.  For the purpose of this disclosure, the value of the options is estimated by applying a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

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

The weighted average fair value of options was $36.77 and $18.62 for the six months ended June 30, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements.  In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which governs whether certain transactions should be accounted for as on- or off-balance sheet transactions.  We have adopted FIN 46R, and a discussion of its impact on our consolidated financial statements can be found in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	June 30, 2004	December 31, 2003

Homes under contract under construction	$370,029	$281,931
Finished home sites	187,030	166,456
Home sites under development	114,978	97,141
Unsold homes completed and under construction	56,691	96,576
Model homes	48,277	22,170
Land held for development	3,171	13,737
	$780,176	$678,011

We capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of home closings when the related property is delivered.  Certain information regarding interest follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Capitalized interest, beginning of period	$14,583	$10,412	$13,074	$8,781
Interest incurred and capitalized	9,441	6,457	17,632	12,119
Amortization to cost of home closings	(7,217)	(4,829)	(13,899)	(8,860)
Capitalized interest, end of period	$16,807	$12,040	$16,807	$12,040

NOTE 3 – VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

FIN 46R “Consolidation of Variable Interest Entities” requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Prior to the issuance of FIN 46R, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.  FIN 46R applied immediately to variable interests created after January 31, 2003, and with respect to variable interests created before February 1, 2003, FIN 46R application was deferred and not required to be applied until the end of the first reporting period ending after March 15, 2004.  Accordingly, we fully implemented FIN 46R by March 31, 2004.

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

We generally do not have any ownership interest in the VIEs that hold the lots and land under option or contract, and accordingly, we generally do not have legal or other access to the VIE’s books or records.  Therefore, it is not possible for us to compel the VIEs to provide financial or other data to us in performing our primary beneficiary evaluation.  Accordingly, this lack of information from the VIEs may result in our evaluation being conducted primarily based on management judgments and estimates.

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

Below is a summary of our lots under option at June 30, 2004 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Specific performance options (1)	275	$12,292	$12,292	$778	—
Options recorded on balance sheet (2)	535	16,044	16,158	5,719	—
Total options recorded on balance sheet (2)	810	28,336	28,450	6,497	—

Options/purchase contracts not consolidated on balance sheet –non-refundable deposits (2)	27,681	—	1,243,406	112,204	$41,080
Options/purchase contracts not consolidated on balance sheet –refundable deposits (3)	4,986	—	90,937	5,815	—
Total options not consolidated on balance sheet	32,667	—	1,334,343	118,019	41,080
Total lots under option	33,477	$28,336	$1,362,793	$124,516	$41,080

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

NOTE 4 – LOANS PAYABLE AND OTHER BORROWINGS AND SENIOR NOTES

Loans payable and other borrowings consist of the following (in thousands):

	June 30, 2004	December 31, 2003
$400 million unsecured revolving credit facility maturing May 2007 with extension provisions, and interest payable monthly approximating prime (4.0% at June 30, 2004) or LIBOR (approximately 1.635% at June 30, 2004) plus 2.0%.	$16,400	$62,900

Acquisition and development seller carry back financing, interest payable at a fixed rate of 7.0% per annum, principal and interest payable on January 10, 2005, secured by a first deed of trust on real estate.	600	600

Model home lease program, with interest payable monthly approximating LIBOR (approximately 1.635% at June 30, 2004) plus 4.25%	32,396	—

Total loans payable and other borrowings	$49,396	$63,500

Effective April 1, 2004, costs associated with model homes that we use to market our communities and that are built by us on lots owned by a third party and leased from them during our sales process, are included in the Company’s financial statements.  We do not legally own the model homes, but are reimbursed by the owner for our construction costs, and we have the right, but not the obligation, to purchase these homes.  Any amounts received from the third party owner are recorded as debt and is generally repaid when the home is sold.  Should we elect not to exercise our rights to purchase these model homes, the outstanding balance under the model home lease program will be eliminated upon the termination of the lease, which is generally between one and three years.

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

On April 21, 2004, we issued $130 million aggregate principal amount of 7% Senior Notes due 2014.  The notes were priced to us at a slight premium implying an interest rate to us of 6.99%.  We used the proceeds from the offering to pay down our senior credit facility and to repurchase shares of our common stock.  At June 30, 2004, the outstanding balance on these notes totaled approximately $130.1 million, including unamortized premium.

The bank credit facility and senior unsecured notes contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place restrictions on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the six months ended June 30, 2004, we were in compliance with these covenants.  The revolving credit facility and senior notes restrict our ability to pay dividends.

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

Goodwill.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisition of the Southern California division was recorded using the purchase method of accounting.  The purchase price was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition.  Intangible assets, equal to the excess purchase price over the fair value of the net assets, of $11.2 million for the Southern California division were recorded as goodwill, which is presented on our consolidated balance sheet.  The changes in the carrying amount of goodwill for the six months ended June 30, 2004 follow (in thousands):

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

NOTE 8 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional information related to our Consolidated Statement of Cash Flows follows (in thousands):

The January 2004 acquisition of our Southern California division resulted in the following changes in assets and liabilities during the second quarter of 2004:

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

NOTE 9 – SEGMENT INFORMATION

We design, construct and build a broad range of single-family homes targeted to the needs of each of our markets.  We are organized into five geographic homebuilding regions for internal reporting purposes.  Each of these homebuilding regions have similar housing products, economic characteristics and class of prospective buyers, therefore, we have aggregated our geographic homebuilding regions into a single segment.

The accounting policies for the homebuilding regions are the same as ours.  Prior to this quarter, we reported our regions (Texas, Arizona, California and Nevada) as separate segments, but after recent review and analysis, have concluded that consolidation into one segment is appropriate, as homebuilding is our primary business.

NOTE 10 – RESTATEMENT

In January 2005 we determined that construction costs associated with model homes used to market our communities and that are built by us on lots owned by a third party and leased from them during our sales process, should be included in the Company’s financial statements.  We do not legally own the models homes, but we are reimbursed by the owner for our construction costs, and we have the right, but not the obligation, to purchase these homes.  For accounting purposes, we are deemed to be the owner of the model homes, and due to our “continuing involvement” with these assets, we are unable to derecognize the model homes upon their completion and commencement of the lease.  Amounts received by us from the third party owners for reimbursement of our construction costs are recorded as debt in our financial statements, which is generally deemed repaid when the homes are sold.  In addition, we determined that payments related to the lease program should be recognized as interest expense, subject to capitalization, rather than commissions and other sales costs, which is included in cost of home closings.  As a result, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 have been restated from the amounts previously reported to reflect the above described treatment for our model home lease program.  The restated amounts reflect an additional $32.4 million of real estate assets and debt and approximately $0.4 million in lease payments under our model home lease program since April 1, 2004 as interest, which is  included in cost of home closings rather than commissions and other sales costs.  Financial statements for periods prior to June 30, 2004 were not materially affected and have not been restated. There was no material impact resulting from the change on net earnings and basic and diluted EPS for the three and six months ended June 30, 2004.

A summary of the significant effects of the restatement is as follows:

	As of June 30, 2004
	As Previously Reported	As Restated
	(in thousands)
Real estate	$747,780	$780,176
Total assets	1,080,928	1,113,324
Loans payable and other borrowings	17,000	49,396
Total liabilities	633,490	665,886
Total liabilities and stockholders’ equity	1,080,928	1,113,324

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)		(in thousands)

Cost of home closings	$(352,208)	$(352,568)	$(692,547)	$(692,907)
Commissions and other sales costs	(26,356)	(25,996)	(52,189)	(51,829)

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

Actual events and results may differ materially from those expressed in forward-looking statements due to a number of factors.  Risks identified in Exhibit 99.1 to this Quarterly Report on Form 10-Q/A and in our Annual Report on Form 10-K for the year ended December 31, 2003, including those under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results and Financial Condition” describe factors, among others, that could contribute to or cause such differences.  These factors may also affect our business generally and as a result, our stock and note prices may fluctuate dramatically.

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

In April 2004 we issued $130 million aggregate principal amount of 7% senior notes due 2014. The proceeds from this offering were used to pay down our senior credit facility and to repurchase shares of our common stock.  We believe this will provide us with long-term strategic capital at an attractive cost.

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for December 31, 2003.  Certain of these policies involve significant judgments, assumptions and estimates made by management that have a material impact on the carrying value of certain assets and liabilities, and revenues and costs.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances.  We evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities, and the results of our operations.

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

Home Closing Revenue, Home Orders and Order Backlog

The information below presents operating and financial data regarding our homebuilding activities (dollars in thousands).

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2004	2003	Change	2004	2003	Change
Home Closing Revenue
Total
Dollars	$431,275	$325,733	32%	$854,777	$609,143	40%
Homes closed	1,620	1,258	29%	3,189	2,394	33%
Average sales price	$266.2	$258.9	3%	$268.0	$254.4	5%

Texas
Dollars	$160,377	$130,253	23%	$317,649	$251,756	26%
Homes closed	741	641	16%	1,471	1,247	18%
Average sales price	$216.4	$203.2	6%	$215.9	$201.9	7%

Arizona
Dollars	$115,535	$83,184	39%	$213,467	$150,309	42%
Homes closed	473	291	63%	854	541	58%
Average sales price	$244.3	$285.9	(15)%	$250.0	$277.8	(10)%

California
Dollars	$123,840	$77,952	59%	$254,710	$145,255	75%
Homes closed	294	176	67%	601	334	80%
Average sales price	$421.2	$442.9	(5)%	$423.8	$434.9	(3)%

Nevada
Dollars	$31,523	$34,344	(8)%	$68,951	$61,823	12%
Homes closed	112	150	(25)%	263	272	(3)%
Average sales price	$281.5	$229.0	23%	$262.2	$227.3	15%

Home Orders
Total
Dollars	$700,142	$463,189	51%	$1,292,141	$876,053	47%
Homes ordered	2,556	1,877	36%	4,749	3,459	37%
Average sales price	$273.9	$246.8	11%	$272.1	$253.3	7%

Texas
Dollars	$220,056	$181,602	21%	$419,913	$342,737	23%
Homes ordered	1,022	883	16%	1,969	1,674	18%
Average sales price	$215.3	$205.7	5%	$213.3	$204.7	4%

Arizona
Dollars	$262,004	$153,252	71%	$470,392	$276,905	70%
Homes ordered	1,056	605	75%	1,863	1,052	77%
Average sales price	$248.1	$253.3	(2)%	$252.5	$263.2	(4)%

California
Dollars	$185,725	$75,095	147%	$345,556	$164,870	110%
Homes ordered	387	169	129%	752	349	115%
Average sales price	$479.9	$444.3	8%	$459.5	$472.4	(3)%

Nevada
Dollars	$32,357	$53,240	(39)%	$56,280	$91,541	(39)%
Homes ordered	91	220	(59)%	165	384	(57)%
Average sales price	$355.6	$242.0	47%	$341.1	$238.4	43%

	At June 30,		%
	2004	2003	Change
Order Backlog
Total
Dollars	$1,169,109	$804,674	45%
Homes in backlog	4,215	3,135	34%
Average sales price	$277.4	$256.7	8%

Texas
Dollars	$343,683	$309,880	11%
Homes in backlog	1,617	1,512	7%
Average sales price	$212.5	$204.9	4%

Arizona
Dollars	$495,284	$270,751	83%
Homes in backlog	1,841	977	88%
Average sales price	$269.0	$277.1	(3)%

California
Dollars	$289,175	$156,542	85%
Homes in backlog	631	348	81%
Average sales price	$458.3	$449.8	2%

Nevada
Dollars	$40,967	$67,501	(39)%
Homes in backlog	126	298	(58)%
Average sales price	$325.1	$226.5	44%

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

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Home Closing Gross Profit
Dollars	$78,707	$65,364	$161,870	$121,718
Percent of home closing revenue	18.3%	20.1%	18.9%	20.0%

Commissions and Other Sales Costs
Dollars	$25,996	$21,328	$51,829	$41,073
Percent of home closing revenue	6.0%	6.5%	6.1%	6.7%

General and Administrative Costs
Dollars	$16,794	$12,076	$32,850	$24,288
Percent of total revenue	3.9%	3.6%	3.8%	3.9%

Income Taxes
Dollars	$15,189	$12,752	$31,733	$22,585
Percent of earnings before income taxes	38.1%	37.4%	38.1%	37.8%

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

Commissions and Other Sales Costs.  Commissions and other sales costs, such as advertising and sales office expenses, were 6.0% of home closing revenue, in the three months ended June 30, 2004, as compared to 6.5% of home closing revenue in the second quarter of 2003.  For the first six months of 2004, commissions and other sales costs were also 6.1% of home closing revenue, compared with 6.7%, of home closing revenue for the first half of 2003.  The reduction in commissions and other sales costs as a percentage of home closing revenue for both periods was primarily due to the leveraging of fixed and semi-fixed sales and marketing costs over a larger number of communities in the areas in which we operate.

General and Administrative Costs.  General and administrative costs represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative costs as a percentage of total revenue for the second quarter of 2004 increased to 3.9% from 3.6% in the second quarter of 2003.  This slight increase was due to the somewhat fixed nature of most of our general and administrative costs.  For the first six months of 2004, general and administrative costs as a percentage of total revenue were relatively stable as compared to the first six months of 2003.

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

At June 30, 2004, there was a balance of $16.4 million outstanding under our senior unsecured revolving credit facility and approximately $49.8 million was outstanding in letters of credit and guarantees that collateralize our obligations under various land purchase and other contracts.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $115.1 million at June 30, 2004, as determined by borrowing base limitations defined by our agreement with the lending banks.

At June 30, 2004, our outstanding 9.75% senior notes due 2011 totaled approximately $287.5 million, which includes unamortized premiums of approximately $7.5 million.  Our annual debt service requirement for our 9.75% senior notes is $27.3 million.

In April 2004, we issued $130 million in aggregate principal amount of 7% senior notes due 2014.  The proceeds from this offering were used to pay down our credit facility and repurchase shares of our common stock.  We believe this issuance provides us with long-term strategic capital at an attractive cost and increases the availability under our unsecured credit facility.  At June 30, 2004, the outstanding balance on these notes totaled approximately $130.1 million, including unamortized premium.

Effective April 1, 2004, costs associated with model homes that we use to market our communities and that are built by us on lots owned by a third party and leased from them during our sales process, are included in the Company’s financial statements.  We do not legally own the model homes, but we are reimbursed by the owner for our construction costs, and we have the right, but not the obligation, to purchase these homes.  Any amounts received from the third party owners are recorded as debt and is generally repaid when the homes are sold.  Should we elect not to exercise our rights to purchase these model homes, the outstanding balance under the model home lease program will be eliminated upon the termination of the lease, which is generally between one and three years.

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

Off-Balance Sheet Arrangements

Reference is made to Notes 1 and 3 to the Notes to Consolidated Financial Statements included in this Form 10-Q/A.

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

Our fixed rate debt is made up primarily of our $280.0 million in principal of 9.75% senior notes and $130 million in principal of 7% senior notes.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate borrowings until we would be required to refinance such debt.

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

Item 4.  Controls and Procedures

This section has been updated for events and developments occurring subsequent to the filing of the Original 10-Q through February 18, 2005.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We regularly evaluate our internal control over financial reporting and discuss these matters with our audit committee.  As a result of the restatement of our condensed consolidated financial statements for the three and six months ended June 30, 2004 discussed in Note 10 to the financial statements, we concluded in February 2005 that there was a “material weakness” (as defined under Standard No. 2 of the Public Company Accounting Oversight Board) in our internal control over financial reporting relating to the accounting for our

model home lease program.    Although the dollar amounts relating to the adjustment were immaterial to our results of operations and liquidity, our management and the audit committee reviewed and analyzed our internal controls, policies and procedures in response to this material weakness.  We believe that our model home lease program transactions are highly technical in nature.  Meritage management has taken exhaustive efforts to document its’ assumptions and conclusions related to all complex transactions.  Additionally, Meritage management has hired additional financial and accounting staff, enhanced the training of our finance and accounting staff and requires periodic review of a wider variety of current technical accounting literature.

While the restatement did not have any effect on our most restrictive debt covenants, operating or net earnings, it did affect two line items on our consolidated balance sheet: real estate and loans payable and other borrowings, two line items on our consolidated statement of earnings: commissions and other sales costs and cost of home closings and two line items on our consolidated statement of cash flows: increase in real estate and proceeds from loans payable and other borrowings.

As required by Rule 13a-15(b) under the Exchange Act and in light of the restatement of our consolidated balance sheet, statement of earnings and statement of cash flows, we conducted an evaluation, under the supervision and with participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and as of February 9, 2005.  Based on the foregoing, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that the material weakness had been remediated and that our disclosure controls and procedures were effective at the reasonable assurance level as of February 21, 2005.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 1999, we announced a stock repurchase program in which our Board of Directors approved the repurchase of up to $6 million of outstanding Meritage common stock.  The amount was increased to $20 million in July 2000.  Under this program, which ended in September 2001, we repurchased 1,637,926 shares at an average price of $6.85.

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

Stockholders holding 12,715,342 shares or 95.7% of the outstanding shares were present in person or by proxy at the Annual Meeting.  The tabulation with respect to each nominee for director follows:

	Votes For	Votes Against or Withheld
Steven J. Hilton	11,871,595	843,747
Raymond (Ray) Oppel	11,475,266	1,240,076
William G. Campbell	11,516,308	1,199,034

Stockholders also approved an amendment to the Meritage Stock Option Plan.  The results of the vote were are follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
9,196,037	2,147,193	18,499	1,353,613

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description	Page or Method of Filing
10.1	Revised Amendment to Employment Agreements between the Company and Steven J. Hilton and John R. Landon	Previously Filed

10.2	Revised Amendment to Employment Agreement between the Company and Larry W. Seay	Previously Filed

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed Herewith

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Officers	Filed Herewith

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Previously Filed

(b)  Reports on Form 8-K

(1)	On June 22, 2004 we filed a report on Form 8-K for the purpose of reporting a change of the Company’s independent auditors.

(2)	On June 30, 2004 we filed a report of Form 8-K/A to clarify certain information with respect to the change in our independent auditors.

(3)	On July 7, 2004 we filed a Current Report on Form 8-K for the purpose of furnishing a press release related to the announcement of Meritage’s second quarter 2004 new orders, closings and backlog.

(4)	On July 21, 2004 we filed a Current Report on Form 8-K for the purpose of furnishing a press release related to the announcement of Meritage’s second quarter 2004 earnings and other results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of February 2005.

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