Form 10-Q/A
period 2004-09-30
Meritage Homes CORP
filed 2005-02-22
CIK 833079

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

MERITAGE HOMES CORPORATION

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to Form 10-Q of Meritage Homes Corporation, for the quarter ended September 30, 2004 reflects restatements to certain historical financial data and related descriptions as originally filed.  This restatement includes changes to Part I, Items 1, 2 and 4 and relates to our model home lease program.  See Note 10 to our Unaudited Condensed Consolidated Financial Statements for further discussion of this matter.

Except for the accounts, data and descriptions relating to our model home lease program, no other information in this report is being changed.  This report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.  We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on November 9, 2004.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(As Restated, See Note 10)
Assets
Cash and cash equivalents	$19,340	$4,799
Real estate	898,376	678,011
Consolidated real estate not owned	21,679	18,572
Deposits on real estate under option or contract	123,222	105,870
Investments in unconsolidated entities	39,348	23,528
Receivables, net	7,776	8,716
Deferred tax asset, net	1,443	1,204
Goodwill	89,650	75,645
Property and equipment, net	28,083	23,669
Prepaid expenses and other assets	15,253	14,525

Total assets	$1,244,170	$954,539

Liabilities
Accounts payable	$106,793	$80,737
Accrued liabilities	89,819	67,411
Home sale deposits	45,366	25,352
Obligations related to consolidated real estate not owned	17,040	17,653
Senior notes	417,268	287,991
Loans payable and other borrowings	99,459	63,500

Total liabilities	775,745	542,644

Minority Interest	104	—

Commitments and Contingencies (Notes 3, 4 and 5)

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 15,675,839 and 15,479,558 shares issued at September 30, 2004 and December 31, 2003, respectively	157	155
Additional paid-in capital	207,364	202,678
Retained earnings	329,771	242,615
Treasury stock at cost, 2,852,226 and 2,302,226 shares at September 30, 2004 and December 31, 2003, Respectively	(68,971)	(33,553)

Total stockholders’ equity	468,321	411,895

Total liabilities and stockholders’ equity	$1,244,170	$954,539

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(As Restated, See Note 10)		(As Restated, See Note 10)
Home closing revenue	$462,711	$380,752	$1,317,488	$989,895
Land closing revenue	20,037	—	22,697	8,100
	482,748	380,752	1,340,185	997,995

Cost of home closings	(367,826)	(304,013)	(1,060,733)	(791,438)
Cost of land closings	(12,877)	—	(14,608)	(6,859)
	(380,703)	(304,013)	(1,075,341)	(798,297)

Home closing gross profit	94,885	76,739	256,755	198,457
Land closing gross profit	7,160	—	8,089	1,241
	102,045	76,739	264,844	199,698

Commissions and other sales costs	(28,077)	(23,461)	(79,906)	(64,534)
General and administrative costs	(19,822)	(14,403)	(52,672)	(38,691)
Other income, net	3,366	1,839	8,535	3,911

Earnings before provision for income taxes	57,512	40,714	140,801	100,384
Provision for income taxes	(21,912)	(14,959)	(53,645)	(37,544)
Net earnings	$35,600	$25,755	$87,156	$62,840

Weighted average number of shares:
Basic	12,894	13,033	13,091	13,020
Diluted	13,644	13,837	13,870	13,756

Earnings per common share:
Basic	$2.76	$1.98	$6.66	$4.83
Diluted	$2.61	$1.86	$6.28	$4.57

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(As Restated, See Note 10)
Cash flows from operating activities:
Net earnings	$87,156	$62,840
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,969	5,731
Deferred tax asset, net	(239)	(359)
Tax benefit from stock option exercises	1,701	—
Equity in earnings from unconsolidated entities	(2,046)	(1,997)
Net increase in assets not owned	(3,720)	—
Changes in assets and liabilities, net of effect of acquisition:
Increase in real estate	(184,056)	(183,525)
Increase in deposits on real estate under option or contract	(15,482)	(25,998)
(Increase) decrease in receivables and prepaid expenses and other assets	(144)	11
Increase in accounts payable and accrued liabilities	46,759	42,588
Increase in home sale deposits	19,927	12,857
Net cash used in operating activities	(41,175)	(87,852)

Cash flows from investing activities:
Investments in unconsolidated entities	(21,920)	(12,928)
Distributions from unconsolidated entities	8,145	3,138
Cash paid for acquisition	(24,165)	—
Purchases of property and equipment	(11,967)	(15,478)
Increase in goodwill	(2,791)	(1,544)
Net cash used in investing activities	(52,698)	(26,812)

Cash flows from financing activities:
Proceeds from loans payable and other borrowings	1,368,942	865,335
Repayments of loans payable and other borrowings	(1,357,979)	(879,711)
Proceeds from issuance of senior notes	130,000	133,260
Purchase of treasury stock	(35,418)	(5,180)
Proceeds from stock option exercises	2,869	1,270
Net cash provided by financing activities	108,414	114,974

Net increase in cash and cash equivalents	14,541	310
Cash and cash equivalents at beginning of period	4,799	6,600
Cash and cash equivalents at end of period	$19,340	$6,910

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

The weighted average fair value of options was $38.16 and $18.62 for the nine months ended September 30, 2004 and 2003, respectively

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of September 30, 2004, there were approximately $13.4 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

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

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	September 30, 2004	December 31, 2003

Homes under contract under construction	$480,288	$281,931
Finished home sites	181,742	166,456
Home sites under development	106,632	97,141
Unsold homes completed and under construction	65,532	96,576
Model homes	56,606	22,170
Land held for development	7,576	13,737
	$898,376	$678,011

We capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated when incurred to real estate and charged to cost of home closings when the related property is delivered.  Certain information regarding interest follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Capitalized interest, beginning of period	$16,807	$12,040	$13,074	$8,781
Interest incurred and capitalized	10,275	6,609	27,907	18,728
Amortization to cost of home closings	(7,482)	(5,653)	(21,381)	(14,513)
Capitalized interest, end of period	$19,600	$12,996	$19,600	$12,996

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

Below is a summary of our lots under option at September 30, 2004 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value	Purchase Price	Cash	Letters of Credit

Specific performance options (1)	244	$10,903	$10,903	$784	—
Options recorded on balance sheet	439	10,776	10,994	3,855	—
Total options recorded on balance sheet (2)	683	21,679	21,897	4,639	—

Option contracts not recorded on balance sheet – non-refundable deposits (2)	19,618	—	1,073,776	103,939	$34,144
Purchase contracts not recorded on balance sheet – non-refundable deposits (2)	12,498	—	367,715	17,289	—
Purchase contracts not recorded on balance sheet – refundable deposits (3)	4,992	—	114,943	1,994	—
Total options not recorded on balance sheet	37,108	—	1,556,434	123,222	34,144
Total lots under option	37,791	$21,679	$1,578,331	$127,861	$34,144

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

NOTE 4 – LOANS PAYABLE AND OTHER BORROWINGS AND SENIOR NOTES

Loans payable and other borrowings consist of the following (in thousands):

	September 30, 2004	December 31, 2003
$400 million unsecured revolving credit facility maturing May 2007 with extension provisions, and interest payable monthly approximating prime (4.75% September 30, 2004) or LIBOR (approximately 2.005% at September 30, 2004) plus 2.0%.	$54,800	$62,900

Acquisition and development seller carry back financing, interest payable at a fixed rate of 7% per annum, principal and interest payable on January 10, 2005, secured by a first deed of trust on real estate.	600	600

Model home lease program, with interest payable monthly approximating LIBOR (approximately 2.005% at September 30, 2004) plus 4.25%	44,059	—

Total loans payable and other borrowings	$99,459	$63,500

Effective April 1, 2004, costs associated with model homes that we use to market our communities and that are built by us on lots owned by a third party and leased from them during our sales process, are included in the Company’s financial statements.  We do not legally own the model homes, but we are reimbursed by the owner for our construction costs, and we have the right, but not the obligation, to purchase these homes.  Any amounts received from third party owners are recorded as debt and is generally repaid when the homes are sold.  Should we elect not to exercise our rights to purchase these model homes, the outstanding balance under the model home lease program will be eliminated upon the termination of the lease, which is generally between one and three years.

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

On April 21, 2004, we issued $130 million in aggregate principal amount of 7% senior notes due 2014.  The notes were priced to us at a slight premium implying an interest rate to us of 6.99%.  We used the proceeds from the offering to pay down our senior credit facility and to repurchase shares of our common stock.  At September 30, 2004, these notes totaled approximately $130.1 million, including unamortized premium.

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

NOTE 10 – RESTATEMENT

In January 2005 we determined that construction costs associated with model homes used to market our communities and that are built by us on lots owned by a third party and leased from them during our sales process, should be included in the Company’s financial statements.  We do not legally own the model homes, but we are reimbursed by the owner for our construction costs, and we have the right, but not the obligation, to purchase these homes.  For accounting purposes, we are deemed to be the owner of the model homes, and due to our “continuing involvement” with these assets, we are unable to derecognize the model homes upon their completion and commencement of the lease.  Amounts received by us from the third party owners for reimbursement of our construction costs are recorded as debt in our financial statements, which is generally deemed repaid when the homes are sold.  In addition, we determined that payments related to the lease program should be recognized as interest expense, subject to capitalization, rather commissions and other sales costs, which is included in cost of home closings.  As a result, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 have been restated from the amounts previously reported to reflect the above described treatment for our model home lease program.  The restated amounts reflect an additional $44.1 million of real estate assets and debt and approximately $0.5 and $0.9 million in lease payments under our model home lease program for the three and nine month periods ended September 30, 2004 as interest, which is included in cost of home closings rather than commissions and other sales costs.  Financial statements for periods prior to June 30, 2004 were not materially affected and have not been restated. There was no material impact resulting from the change on net earnings and basic and diluted EPS for the three and nine months ended September 30, 2004. .

A summary of the significant effects of the restatement is as follows:

	As of
	September 30, 2004
	As Previously Reported	As Restated
	(in thousands)

Real estate	$854,317	$898,376
Total assets	1,200,111	1,244,170
Loans payable and other borrowings	55,400	99,459
Total liabilities	731,686	775,745
Total liabilities and stockholders’ equity	1,200,111	1,244,170

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)		(in thousands)

Cost of home closings	$(367,302)	$(367,826)	$(1,059,849)	$(1,060,733)
Commissions and other sales costs	(28,601)	(28,077)	(80,790)	(79,906)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q/A contains forward-looking statements.  The words “believe,” “expect,” “anticipate,” “forecast”, “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All such statements are within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenue, earnings or loss, capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; plans relating to our products or services, acquisitions, and new or planned development projects; the demand for and pricing of our homes; the expected outcome of legal proceedings against us; the growth potential of the markets we operate in; the sufficiency of our capital resources to support our growth strategy; the sufficiency of our warranty and other reserves; the likelihood that performance bonds and letters of credit we have posted will be drawn against; the number of new communities we plan to open in Nevada during the remainder of 2004 and the corresponding effect on sales and closings; the impact of new accounting principles; and our ability to continue positive operating results in light of current economic and political conditions, as well as assumptions relating to the foregoing.

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

In April 2004 we issued $130 million in aggregate principal amount of 7% senior notes due 2014. The proceeds from this offering were used to pay down our senior credit facility and to repurchase shares of our common stock.  We believe this will provide us with long-term strategic capital at an attractive cost.

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

Home Closing Revenue, Home Orders and Order Backlog

The information below presents operating and financial data regarding our homebuilding activities (dollars in thousands).

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2004	2003	Change	2004	2003	Change
Home Closing Revenue
Total
Dollars	$462,711	$380,752	22%	$1,317,488	$989,895	33%
Homes closed	1,671	1,464	14%	4,860	3,858	26%
Average sales price	$276.9	$260.1	6%	$271.1	$256.6	6%

Texas
Dollars	$152,060	$153,495	(1)%	$469,709	$405,251	16%
Homes closed	700	741	(6)%	2,171	1,988	9%
Average sales price	$217.2	$207.1	5%	$216.4	$203.8	6%

Arizona
Dollars	$127,516	$83,774	52%	$340,983	$234,083	46%
Homes closed	560	325	72%	1,414	866	63%
Average sales price	$227.7	$257.8	(12)%	$241.1	$270.3	(11)%

California
Dollars	$166,819	$96,459	73%	$421,529	$241,714	74%
Homes closed	367	206	78%	968	540	79%
Average sales price	$454.5	$468.2	(3)%	$435.5	$447.6	(3)%

Nevada
Dollars	$16,316	$47,024	(65)%	$85,267	$108,847	(22)%
Homes closed	44	192	(77)%	307	464	(34)%
Average sales price	$370.8	$244.9	51%	$277.7	$234.6	18%

Home Orders
Total
Dollars	$642,923	$415,687	55%	$1,935,064	$1,291,740	50%
Homes ordered	2,203	1,546	42%	6,952	5,005	39%
Average sales price	$291.8	$268.9	9%	$278.3	$258.1	8%

Texas
Dollars	$173,816	$156,182	11%	$593,729	$498,919	19%
Homes ordered	805	730	10%	2,774	2,404	15%
Average sales price	$215.9	$213.9	1%	$214.0	$207.5	3%

Arizona
Dollars	$219,349	$126,921	73%	$689,741	$403,826	71%
Homes ordered	914	481	90%	2,777	1,533	81%
Average sales price	$240.0	$263.9	(9)%	$248.4	$263.4	(6)%

California
Dollars	$215,685	$100,548	115%	$561,241	$265,418	111%
Homes ordered	391	219	79%	1,143	568	101%
Average sales price	$551.6	$459.1	20%	$491.0	$467.3	5%

Nevada
Dollars	$34,073	$32,036	6%	$90,353	$123,577	(27)%
Homes ordered	93	116	(20)%	258	500	(48)%
Average sales price	$366.4	$276.2	33%	$350.2	$247.2	42%

	At September 30,		% Change
	2004	2003
Order Backlog
Total
Dollars	$1,349,321	$839,609	61%
Homes in backlog	4,747	3,217	48%
Average sales price	$284.2	$261.0	9%

Texas
Dollars	$365,439	$312,567	17%
Homes in backlog	1,722	1,501	15%
Average sales price	$212.2	$208.2	2%

Arizona
Dollars	$587,117	$313,898	87%
Homes in backlog	2,195	1,133	94%
Average sales price	$267.5	$277.1	(3)%

California
Dollars	$338,041	$160,631	110%
Homes in backlog	655	361	81%
Average sales price	$516.1	$445.0	16%

Nevada
Dollars	$58,724	$52,513	12%
Homes in backlog	175	222	(21)%
Average sales price	$335.6	$236.5	42%

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

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Home Closing Gross Profit
Dollars	$94,885	$76,739	$256,755	$198,457
Percent of home closing revenue	20.5%	20.2%	19.5%	20.0%

Commissions and Other Sales Costs
Dollars	$28,077	$23,461	$79,906	$64,534
Percent of home closing revenue	6.1%	6.2%	6.1%	6.5%

General and Administrative Costs
Dollars	$19,822	$14,403	$52,672	$38,691
Percent of total revenue	4.1%	3.8%	3.9%	3.9%

Income Taxes
Dollars	$21,912	$14,959	$53,645	$37,544
Percent of earnings before provision for income taxes	38.1%	36.7%	38.1%	37.4%

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

At September 30, 2004, there was a balance of $54.8 million outstanding under our senior unsecured revolving credit facility and approximately $43.8 million was outstanding in letters of credit and guarantees that collateralize our obligations under various land purchase and other contracts.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $186.4 million at September 30, 2004, as determined by borrowing base limitations defined by our agreement with the lending banks.

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

Effective April 1, 2004, costs associated with model homes that we use to market our communities and that are built by us on lots owned by a third party and leased from them during our sales process, are included in the Company’s financial statements.  We do not legally own the model homes, but we are reimbursed by the owner for our construction costs, and we have the right, but not the obligation, to purchase these homes.  Any amounts received from third party owners are recorded as debt and is generally repaid when the homes are sold.  Should we elect not to exercise our rights to purchase these model homes, the outstanding balance under the model home lease program will be eliminated upon the termination of the lease, which is generally between one and three years.

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

Off-Balance Sheet Arrangements

Reference is made to Notes 1 and 3 to the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A.  These notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

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

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarterly period ended September 30, 1998

3.2	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.3	Articles of Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

10.1	Fourth Amendment to Credit Agreement, dated October 28, 2004, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Previously Filed

10.2	Representative form of Meritage Qualified Stock Option Agreement	Previously Filed

10.3	Representative form of Meritage Non-Qualified Stock Option Agreement	Previously Filed

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Officers	Filed herewith

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Previously Filed

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