Form 10-K
period 2004-12-31
Meritage Homes CORP
filed 2005-03-16
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒   No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant (21,078,742 shares) as of June 30, 2004, was $725,108,725, based on the closing sales price per share as reported by the New York Stock Exchange on such date.  The number of shares outstanding of the registrant’s common stock on March 7, 2005 was 26,946,308.

DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2005 have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

MERITAGE HOMES CORPORATION

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

PART I

Item 1.  Business

The Company

Meritage Homes Corporation is a leading designer and builder of single-family homes in the rapidly growing Southern and Western United States, based on the number of home closings and revenue.  We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base.  We and our predecessors have operated in Arizona since 1985, in Texas since 1987, in Northern California since 1989 and in Nevada since 1993.  In 2004, we entered the Inland Empire market of Southern California with our acquisition of Citation Homes of Southern California, and began operating in Colorado and Florida, which are both considered to be among the top twenty housing markets in the United States.  We are organized into six geographic regions and we operate in one business segment, homebuilding.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for certain communities in Arizona, where we operate under the name of Monterey Homes and in Texas, where we operate in certain communities as Legacy Homes, Monterey Homes and Hammonds Homes.  At December 31, 2004, we were actively selling homes in 139 communities, with base prices ranging from approximately $96,000 to $927,000.

Available Information; Corporate Governance

Information about our company and communities is provided on our website at www.meritagehomes.com.  Our periodic and current reports, including any amendments, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available, free of charge, on our website as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”).  The information contained on our website is not considered part of this annual report on Form 10-K.

Meritage operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct.  Our Board of Directors has established an audit committee, executive compensation committee and nominating/governance committee.  The charters of each of these committees are included on our website.  In addition, we have included on our website our Code of Ethics and our Corporate Governance Principles and Practices.  Our committee charters, Code of Ethics and Corporate Governance Principles and Practices are available in print, free of charge, to any stockholder who requests it by calling us or by writing to us at our principal executive offices in Arizona at the following address:  Meritage Homes Corporation, 8501 East Princess Drive, Suite 290, Scottsdale, Arizona 85255, Attention:  Investor Relations.  Our telephone number is (480) 609-3330.

Competitive Strengths

We believe Meritage possesses the following competitive strengths:

 Conservative inventory management. We seek to minimize land and inventory risk in order to optimize our use of capital and maintain moderate leverage ratios.  We accomplish this by:

•                  generally purchasing land after full entitlements have been obtained that will allow us to construct homes, including zoning and utility services;

•                  developing smaller parcels, generally projects that can be completed within a three-year period;

•                  controlling approximately 89% of our land inventory through rolling options and land purchase contracts with initial deposit requirements typically between 1% and 15% of the land price;

•                  managing housing inventory by pre-selling and obtaining substantial customer deposits on a significant majority of our homes prior to starting construction;

•                  limiting construction starts on unsold homes; and

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

Strong margins. We believe that our focus on achieving good margins results in greater profitability during strong economic periods and also enables us to realize lower break-even points and provides greater pricing flexibility during slower economic periods.  In addition to maintaining low overhead costs, we actively manage construction costs and pricing and marketing strategies in order to maximize margins.  We seek to optimize our mix of available housing upgrades and customization features to offer the highest value to customers at the lowest cost.  Within our pricing structure we provide our sales and marketing professionals with the autonomy and flexibility to respond rapidly to changing market dynamics by customizing our sales programs and customer incentives.

Experienced management team with significant equity ownership. Members of our senior management team have extensive experience in the homebuilding industry as well as in-depth knowledge of the local markets that we serve. Our co-chief executive officers and senior executives average over 19 years of homebuilding experience and each has delivered successful results through varying homebuilding cycles.  At March 3, 2005, our co-chief executive officers together beneficially owned approximately 13% of our outstanding common stock.

Product breadth. We believe that our product breadth and geographic diversity enhance our growth potential and help to reduce exposure to any specific economic cycles.  In Arizona, we serve the first-time, move-up, and the active adult markets. We also build within the Arizona luxury market, and since 2002, in the Texas and California luxury markets, which are characterized by unique communities and distinctive luxury homes.  In Texas we mainly target the first and second-time move-up markets, and in California and Nevada, we focus primarily on move-up homes.  In 2005 we plan to begin selling homes in our greenfield start-up markets in Orlando, Florida and Denver, Colorado, where we initially plan to build within the first and second-time move up markets.  In addition, in February 2005 we completed our acquisition of Colonial Homes of Flort Myers/Naples, Florida.  Colonial Homes builds within the first and second-time move up and multi-story condominium markets.  We are also exploring the entering of condominium development opportunities in the other markets in which we operate.  Most recently, we announced our entry into Reno, Nevada, through a start-up operation.  We plan to begin delivering homes in Reno in mid-2006.

Business Strategies

We seek to distinguish ourselves from other production homebuilders through business strategies focused on the following:

Focus on high growth markets. Our housing markets are located in six rapidly growing Western and Southern states; Texas, Arizona, California, Nevada, Colorado and Florida.  These areas are generally characterized by high job and population growth trends, creating strong demand for new housing, and we believe they represent attractive homebuilding markets with opportunities for long-term growth. Our operations in the Texas, Arizona, California and Nevada markets are well established and we believe that we have developed a reputation for building distinctive quality homes within these markets.

Expand into new and within existing markets.  We continuously evaluate expansion opportunities through strategic acquisitions of other homebuilders and internal growth through expansion of our product offering in existing markets or start-up operations in new geographic markets.  In pursuing expansion, we explore markets with demographic and other growth characteristics similar to our current markets and seek the acquisition of entities with operating policies, cash flow and earnings-focused philosophies similar to ours.  We began start-up operations in the high growth markets of Colorado and Florida in 2004 and we believe that these new geographic markets possess demographic and growth characteristics that meet our growth criteria.

In the past seven years we have successfully completed seven acquisitions (including our February 2005 acquisition of Colonial Homes), enabling us to substantially increase our revenue and earnings, expand our geographic footprint, increase our market share in existing markets and develop new product lines, such as active adult housing for the Arizona retirement market and condominiums in certain Florida markets.

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

Markets and Products

Our homes range from entry level to semi-custom luxury, with base prices ranging from approximately $96,000 to $927,000.  In 2004, we began start-up operations in Colorado and Florida but have not yet begun sales activities.  At December 31, 2004, we had 374 and 323 lots under our control in Colorado and Florida, respectively.  A summary of activity by state and product type as of and for the year ended December 31, 2004, follows (dollars in thousands):

	# of Homes Closed	Avg. Closing Price	Homes in Backlog	$ Value of Backlog	Home Sites Remaining (1)	# of Active Communities
Texas – Entry Level	53	$145	80	$11,232	853	1
Texas – First Time Move-up	1,625	183	764	142,338	8,490	47
Texas – Second Time Move-up	1,394	243	610	148,080	4,664	39
Texas – Semi-custom/ Luxury	80	463	31	11,440	434	2
Arizona – Entry Level	330	133	377	54,854	2,911	3
Arizona – Active Adult	513	193	418	85,029	4,758	9
Arizona – First-time Move-up	898	202	680	145,834	4,984	8
Arizona – Second Time Move-up	471	345	342	123,468	1,261	2
Arizona – Semi-custom/ Luxury	119	835	174	128,202	402	4
California – Entry Level	138	276	21	7,035	345	1
California – First Time Move-up	409	395	206	94,810	4,743	5
California – Second Time Move-up	642	479	310	170,412	1,199	7
California – Semi-custom/ Luxury	178	680	158	119,014	636	5
Nevada – First Time Move-up	133	234	114	32,191	1,136	3
Nevada – Second Time Move-up	271	330	123	47,012	1,915	3

Total Company	7,254	$278	4,408	$1,320,951	38,731	139

(1)          “Home Sites Remaining”  is  the estimated number of homes that could be built both on the remaining lots available for sale and land expected to be developed into lots.

Land Acquisition and Development

We typically acquire land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate.  The term “entitlements” refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located.  Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control.  Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits during development.  The process of obtaining such approvals and permits can substantially delay the development process.  We may consider, on a limited basis, purchasing unentitled property when we can do so in a manner consistent with our business strategy.  Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we are beginning to purchase larger parcels, in some cases with joint venture partners.  In some cases these joint ventures purchase undeveloped land and develop the land themselves.

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

We acquire land through options and land purchase contracts. Purchases are generally financed through our revolving credit facility or working capital.  Acquiring our land through option contracts allows us to control lots and land through third parties who own or buy properties on which we plan to build homes.  We enter into option contracts to purchase finished lots at a certain price during a specified period of time from these third parties as home construction begins.  These contracts are generally non-recourse and typically require the payment of non-refundable deposits of 1% to 15% of the sales price.  At December 31, 2004, we had approximately $132.6 million in cash deposits and $44.8 million in letters of credit deposits on real estate under option or contract.  The total value of land under option or contract at that time was approximately $1.7 billion.  Additional information relating to our lots and land under option is presented in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned, in the accompanying consolidated financial statements.

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

We develop a design and marketing concept tailored to each community, which includes the determination of size, style and price range of homes.  We also determine street layout, individual lot size and layout, and overall community design for these projects.  The product lines offered depend upon many factors, including the housing generally available in the area, the needs of a particular market, and our lot costs for the project; though we are sometimes able to use standardized design plans for a product line.

We may use joint ventures from time to time to purchase and develop land where such arrangements are necessary to acquire the property or appear to be otherwise economically advantageous.  At December 31, 2004, we were involved in several joint ventures related exclusively to land acquisition or development, which are accounted for using the equity or cost method of accounting, as appropriate.  Our investment in these entities was approximately $50.6 million at the end of 2004.

The following table presents information regarding land owned or land under contract or option by market as of December 31, 2004 (dollars in thousands):

	Land Owned (1)			Land Under Contract or Option (1) (2)			Total
	Finished Lots	Lots Under Development	Lots Held for Development	Finished Lots	Lots Under Development	Lots Held for Development
TEXAS:
Dallas/Ft. Worth	921	579	0	839	768	1,746	4,853
Houston	849	0	0	1,226	1,780	361	4,216
Austin	507	59	0	370	607	990	2,533
San Antonio	188	0	0	715	1,166	182	2,251

Total Texas	2,465	638	0	3,150	4,321	3,279	13,853

ARIZONA:
Phoenix/Scottsdale	503	265	0	820	6,925	1,213	9,726
Tucson	201	0	104	718	3,615	133	4,771

Total Arizona	704	265	104	1,538	10,540	1,346	14,497

CALIFORNIA:
Sacramento	14	0	0	137	1,195	897	2,243
East San Francisco Bay	34	0	0	551	603	1,785	2,973
Southern California	51	0	0	0	458	1,201	1,710

Total California	99	0	0	688	2,256	3,883	6,926

NEVADA:
Las Vegas	114	0	0	0	2,883	0	2,997

COLORADO:
Denver	0	0	0	0	374	0	374

FLORIDA:
Orlando	0	0	0	0	323	0	323

TOTAL	3,382	903	104	5,376	20,697	8,508	38,970

Total book cost (3)	$179,306	$83,735	$3,588	$33,841	$67,166	$29,891	$397,527

(1)          Excludes lots with finished homes or homes under construction.  The numbers of lots under development and lots held for development are estimates, which are subject to change.

(2)          There can be no assurance that we will actually acquire any lots under option or properties in which we have entered into a variety of contractual relationships, including purchase agreements with customary conditions precedent and other similar arrangements.  These amounts do not include 4,491 lots under contract with refundable earnest money deposits of $1.7 million for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contract.

(3)          For Land Owned, book cost primarily represents land, development, interest and common costs.  For Land Under Contract or Option, book cost primarily represents earnest deposits and option deposits.

Construction Operations

We act as the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic-proximity basis to complete construction at a fixed price.  We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms to minimize costs of construction. Our project managers and field superintendents coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and assure compliance with zoning and building codes.  At December 31, 2004, we employed approximately 540 construction operations personnel.

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

Marketing and Sales

We believe that we have an established reputation for developing high quality homes, which helps generate interest in each new project.  We also use advertising and other promotional activities, including our website at www.meritagehomes.com, magazine and newspaper advertisements, brochures, direct mailings and the placement of strategically located signs in the immediate areas of our developments.

We use furnished model homes as tools in demonstrating to prospective homebuyers the advantages of our home designs and various features.  We generally employ or contract with interior and landscape designers who are responsible for creating an attractive model home with many built-in options for each product line within a project. We generally build between one and four model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered.  Often, we lease our model homes from institutional investors who own the homes for investment purposes or from buyers who do not intend to occupy the home immediately.  At December 31, 2004, we owned or leased 287 model homes, with an additional 82 models under construction.  Total monthly payments for these models approximate $518,000, of which approximately $307,000 is accounted for as interest on debt related to our model lease program.

Our homes generally are sold by full-time, commissioned employees who typically work from a sales office located in one of the model homes for each project. At December 31, 2004, we had 260 sales and marketing personnel.  Our goal is to ensure that our sales force has extensive knowledge of our operating policies and housing products.  To achieve this goal, we train our sales associates and conduct periodic meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans and the available product lines, pricing, options and warranties offered.  Our sales associates are licensed real estate agents where required by law.  Independent brokers also sell our homes, and are usually paid a sales commission based on the price of the home.  Our sales associates assist our customers in selecting upgrades or in adding available customization features to their homes, which we design to appeal to local consumer demands.  Occasionally we offer various sales incentives, such as landscaping or interior upgrades, to attract buyers.  The use and type of incentives depends largely on economic and local competitive market conditions.

Backlog

Most of our home sales are made under standard sales contracts signed before construction of the home begins.  The contracts require substantial cash deposits and are usually subject to certain contingencies such as the buyer’s ability to qualify for financing.  Homes covered by such sales contracts but not yet closed are considered  “backlog.”  Sales contingent upon the sale of a customer’s existing home are not included as new sales contracts until the contingency is removed.  We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met.  We sometimes build homes before obtaining a sales contract, however, these homes are excluded from backlog until a sales contract is signed. At December 31, 2004, of our homes in inventory, 12% were under construction without sales contracts and 3% were completed homes without sales contracts.  We believe that we will deliver substantially all homes in backlog at December 31, 2004 to customers during 2005.

Our backlog increased to 4,408 units with a value of $1.3 billion at December 31, 2004 from 2,580 units with a value of $710.8 million at December 31, 2003.  These increases are primarily due to additional communities that opened for sale in 2004, along with continued strong buyer demand for homes.

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

We generally provide for each home a one to two-year limited warranty on workmanship and building materials and a two- to ten-year structural warranty, which may be provided by a third party insurer.  As subcontractors usually provide an indemnity and a certificate of insurance before beginning work, claims relating to workmanship and materials are generally the subcontractors’ responsibility.  Reserves for future warranty costs are established based on historical experience within each division or region, and are recorded when the homes are closed.  Reserves generally range from 0.33% to 0.78% of a home’s sale price.  Historically, these reserves have been sufficient to cover warranty repairs.  Our reserve for our one- to two-year warranty at December 31, 2004 was $12.7 million, which covered approximately 8,800 homes under warranty at that time. Our two- to ten-year structural warranty was $2.3 million at December 31, 2004.

Competition and Market Factors

The development and sale of residential property is a highly competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales, and to a lesser extent, condominiums and rental housing.  Some of our competitors have significantly greater financial resources, lower costs and/or more favorable land positions than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price.  We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

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

Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions.  These fees are normally established when we receive recorded maps and building permits.  In addition, communities occasionally impose construction moratoriums.  Because most of our land is entitled, construction moratoriums generally would not affect us in the near term unless they arose from health, safety or welfare issues, such as insufficient water, electric or sewage facilities.  In the long term, we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future.

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

Beginning in late 2003, we established relationships with title insurance companies in three states where we do business, pursuant to which one of our subsidiaries receives a portion of the fees and premiums on title insurance purchase by certain of our homebuyers and reinsures a portion of the policy risk.  The California Insurance Commissioner and regulators in other states are investigating these types of arrangements.  We are in the process of terminating those arrangements that have not been expressly approved by a state regulator.  In total, these arrangements contributed approximately $600,000 to our fiscal 2004 pre-tax earnings.

Employees and Subcontractors

At December 31, 2004, we had approximately 1,200 full-time employees, including 400 in management and administration, 260 in sales and marketing, and 540 in construction operations.  Our employees are not unionized, and we believe that we have good employee relationships. We believe we provide competitive group life and medical insurance programs for full-time employees at each location.  The Company pays for a substantial portion of the insurance costs, with the balance contributed by the employees.  We also have a 401(k) savings plan, which is available to most of our employees.

We act solely as a general contractor, and all construction operations are conducted by our project managers and field superintendents who manage third party subcontractors. We use independent contractors for construction, architectural and advertising services, and we strive to maintain good relationships with our subcontractors and independent contractors.

Investments in Unconsolidated Entities

We participate in several joint ventures with independent third parties in which we have less than a controlling interest.  These joint ventures are involved in mortgage brokerage, title services and the purchase, development and/or sale of land.  We do not recognize profits from lots or land that we purchase from the joint ventures, but instead defer any profits until we sell the related homes.  At December 31, 2004, we had approximately $50.6 million invested in joint ventures involved in the purchase, development and/or sale of land.  We also had approximately $0.3 million invested in mortgage brokerage and title service joint ventures.  Our share of 2004 pre-tax earnings of our joint ventures was approximately $2.8 million.

We and/or our joint venture partners occasionally provide limited repayment guarantees of the debt of certain unconsolidated entities on a pro rata share basis.  At December 31, 2004, Meritage had limited repayment guarantees of approximately $16.1 million.  We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture itself does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders.  In some instances, these indemnities are subject to caps, and obligate us to reimburse the project lenders only for claims related to environmental matters for which such lenders are held responsible.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain an independent environmental review from outside consultants.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of December 31, 2004, there were approximately $13.4 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called in the future.

Item 2.  Properties

Our corporate offices are leased properties located in Scottsdale, Arizona, and Plano, Texas.  The leases expire in February 2006 and April 2011, respectively.  Our Dallas/Ft. Worth division occupies a building that is leased from a company owned beneficially by one of our co-chairmen.  The lease expires in May 2005 and we believe that this lease is competitive with rates for comparable space in the area and the terms of the lease are similar to those we could obtain in an arms-length transaction.  See Note 11 in the accompanying consolidated financial statements for further discussion of related party transactions.

We lease an aggregate of approximately 173,000 square feet of office space in our markets for our operating divisions and corporate and executive offices.

Item 3.  Legal Proceedings

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance.  With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable.  At December 31, 2004, we had approximately $548,000 in accrued legal expenses and settlement costs reserved for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated. Most of these matters relate to correction of home construction defects, foundation issues and general customer claims.  We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at a meeting of the Board of Directors, which follows the annual meeting of the stockholders, and at other Board of Directors meetings as appropriate.

The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2005).  There are no understandings between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Name	Age	Position

Steven J. Hilton	43	Co-Chairman of the Board and Chief Executive Officer
John R. Landon	47	Co-Chairman of the Board and Chief Executive Officer
Larry W. Seay	49	Chief Financial Officer, Vice President and Secretary
Richard T. Morgan	49	Vice President and Treasurer

Steven J. Hilton co-founded Monterey Homes in 1985, which merged with the Company’s predecessor in December 1996.  Mr. Hilton has been Co-Chairman and CEO since July 1997.

John R. Landon founded Legacy Homes in 1987, which combined with the Company in July 1997.  Mr. Landon has been Co-Chairman and CEO since July 1997.

Larry W. Seay has been Chief Financial Officer and Vice President since December 1996 and was named as secretary in 1997.

Richard T. Morgan has been Vice President since April 1998 and was appointed the Company’s Treasurer in 2002.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTH”.  The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, follow.  All amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005:

	2004		2003
Quarter Ended	High	Low	High	Low

March 31	$39.83	$29.56	$18.93	$14.50
June 30	$37.35	$29.46	$26.90	$16.53
September 30	$39.81	$29.54	$27.30	$21.05
December 31	$57.17	$35.80	$34.80	$23.53

On March 7, 2005, the closing sales price of the common stock as reported by the NYSE was $74.06 per share.  At that date, there were approximately 208 owners of record.  There are approximately 20,900 beneficial owners of common stock.

The transfer agent for our common stock is Mellon Investor Services LLC, 85 Challenger Road, Ridgefield Park, NJ  07660 (www.melloninvestor.com).

We have not declared cash dividends for the past eight years, nor do we intend to declare cash dividends in the foreseeable future.  We plan to retain the Company’s earnings to finance the continuing development of the business.  Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.  Certain of our debt instruments contain restrictions on the payment of cash dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Consolidated Financial Statements, Note 5.”

In May 1999, we announced a stock repurchase program in which our Board of Directors approved the repurchase of up to $6 million of outstanding Meritage common stock.  The amount was increased to $20 million in July of 2000.  Under this program, which ended in September 2001, we repurchased 1,637,926 shares at an average price of $6.85.

In August 2002, our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock.  In January 2004, our Board of Directors approved an increase in this amount of $26.8 million.  During 2004, we completed the August 2002 stock repurchase program by repurchasing 1.1 million shares.

In August 2004, the Board of Directors approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  As of December 31, 2004, no shares were purchased under this program.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

Item 6.  Selected Financial Data

The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2004.  The financial data has been derived from our consolidated financial statements and related notes for the periods presented, audited by our independent registered public accounting firms.  This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” and the

consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  These historical results may not be indicative of future results.

The data in the table includes the operations of Hancock Communities, Hammonds Homes, Perma-Bilt Homes and Citation Homes since their dates of acquisition, May 2001, July 2002, October 2002 and January 2004, respectively.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2004	2003	2002	2001	2000
Statement of Earnings Data:
Total closing revenue	$2,040,004	$1,471,001	$1,119,817	$744,174	$520,467
Total cost of closings	(1,631,534)	(1,178,484)	(904,921)	(586,914)	(415,649)
Gross profit	408,470	292,517	214,896	157,260	104,818

Commissions and other sales costs	(116,527)	(92,904)	(65,291)	(41,085)	(28,680)
General and administrative expenses (1)	(79,257)	(53,929)	(41,496)	(36,105)	(21,215)
Other income, net	12,072	5,776	5,435	2,884	1,839
Earnings before income taxes	224,758	151,460	113,544	82,954	56,762
Income taxes (1)	(85,790)	(57,054)	(43,607)	(32,295)	(21,000)

Net earnings	$138,968	$94,406	$69,937	$50,659	$35,762

Earnings per common share: (2)
Basic	$5.33	$3.62	$2.82	$2.39	$1.73
Diluted	$5.03	$3.42	$2.66	$2.15	$1.57

Balance Sheet Data (December 31):
Real estate (3)	$867,218	$678,011	$484,970	$330,238	$211,307
Total assets (3)	1,265,394	954,539	691,788	436,715	267,075
Senior notes, loans payable and other borrowings (3)	471,415	351,491	264,927	177,561	86,152
Total liabilities and minority Interest (3)	742,839	542,644	374,480	260,128	145,976
Stockholders’ equity	522,555	411,895	317,308	176,587	121,099

Supplemental Financial Data:
Cash provided by (used in):
Operating activities	$60,171	$(50,302)	$1,050	$(16,411)	$6,252
Investing activities	(81,804)	(35,812)	(149,691)	(76,465)	(8,175)
Financing activities	64,710	84,313	151,858	91,862	(7,102)

(1)          2001 includes a $383 loss related to the net effect of early extinguishments of long-term debt.  Previously this amount, net of the tax effect of $149, was reported as an extraordinary item.  We have reclassified this loss as general and administrative expense and income tax benefit, respectively, to conform with the requirements of SFAS No. 145, which was effective January 31, 2003.

(2)          2000-2001 amounts have been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend that occurred in April 2002 and all amounts have been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

(3)          The Company recently determined that costs associated with models that we use to market our communities and that are built by us on lots owned by a third-party and leased from them during our sales process, are required to be included in the Company’s financial statements.  We do not legally own the models, but we are reimbursed by the owner for our construction costs, and we have the right but not the obligation to purchase these homes.  For accounting purposes we are deemed to be the owner due to our “continuing involvement” with these assets.  At December 31, 2004, the amount of real estate and notes and loans payable relating to such homes was $53.8 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer and builder of single-family homes in the rapidly growing Southern and Western United States based on the number of home closings and revenue.  We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base.  We believe that the relatively strong population, job and income growth as well as the favorable migration characteristics of our markets will continue to provide significant growth opportunities for us.  At December 31, 2004, we were actively selling homes in 139 communities, with base prices ranging from $96,000 to $927,000.

We achieved record home closings, home sales, revenues and net earnings in 2004.  Home closing revenue increased 37.9% in 2004 to $2.0 billion and net earnings increased 47.2% to $139.0 million.  In addition, in 2004 we closed 7,254 homes, up 28.6% from 2003 and we received 9,007 new orders for homes, up 46.4% from 2003.  At December 31, 2004, we have 4,408 homes in backlog up 70.9% from 2003, with a value of $1.3 billion.

In general, we focus on minimizing land risk by purchasing property only after full entitlements have been obtained and typically begin development or construction immediately after close.  We acquire land primarily through rolling option contracts, allowing us to purchase individual lots as our building needs dictate.  These arrangements allow us to control lot inventory typically on a non-recourse basis without incurring the risks of land ownership or financial commitments other than relatively small non-refundable deposits.  At December 31, 2004, we owned or had options to acquire approximately 39,000 housing lots, of which approximately 89% were under rolling option and land purchase contracts.  We believe that the lots we own or have the right to acquire represent an approximate five year supply, and that we are well positioned for future growth.

We have completed seven acquisitions over the last seven years, including our February 2005 acquisition of Colonial Homes.  Our recent acquisitions have provided us with an entry into important new markets.  Our 2002 acquisition of Perma-Bilt Homes provided us entry into the fast growing Las Vegas market and our January 2004 acquisition of Citation Homes of Southern California provided us entry into the Los Angeles metro area market, which is the second largest single-family housing market in the United States.  Our 2001 acquisition of Hancock (Phoenix and Tucson) and our 2002 acquisition of Hammonds Homes (Dallas, Houston and Austin) have strengthened our positions in our important Arizona and Texas markets.

We began start-up operations in the high growth markets of Denver, Colorado and Orlando, Florida in 2004 and we believe that these new geographic markets possess demographic and growth characteristics that meet our growth criteria.  We expect closings to begin in these markets toward the latter half of 2005.  In March 2005 we announced our entry into the Reno, Nevada market through a start-up operation.  We plan to begin delivering homes in Reno in mid-2006.

In February 2005 we completed the acquisition of substantially all of the homebuilding assets of Colonial Homes of Fort Myers/Naples, Florida.  The purchase price was approximately $64 million in cash plus the assumption of accrued liabilities of approximately $9 million.  In addition, we have the right to acquire approximately 1,800 lots over a four-year period pursuant to an option agreement entered into between Meritage and Colonial.  We anticipate that the Colonial acquisition will allow us to expand our presence in the Florida market.  In addition to single-family homes, Colonial Homes is also involved in the construction and sale of multi-story condominiums.  We plan to develop condominium units in our Fort Myers/Naples market, and we are exploring expanding into condominium construction and sales in other markets in which we operate.

In February 2005 we announced a series of refinancing transactions that we believe will enhance our liquidity and, in the long term, result in significant cash interest savings to the Company.  On March 2, 2005, we completed the sale of 1,035,000 shares of our common stock in a registered public offering resulting in net proceeds to the Company of approximately $69.5 million.  On March 10, 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees of approximately $344 million.  We used the proceeds from these transactions to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011.  In connection with this tender officer and repurchase, we will report in the first quarter of fiscal 2005 a one-time charge of approximately $19.4 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes.  Approximately $3.2 million of the 9.75% senior notes remain outstanding and subject to tender until March 23, 2005.

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical Accounting Policies

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant accounting policies are described in Note 1 of the consolidated financial statements.  Certain of these policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, and revenue and costs.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances.  We evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our estimates of costs to complete our individual projects, the ultimate recoverability (or impairment) of these costs, goodwill impairment, the likelihood of closing lots held under option or contract, the ability to determine the fair value of consolidated real estate not owned and liabilities related to such, certain estimates and assumptions related to the application of Financial Accounting Standards Board Interpretation No.  46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), and the ability to estimate expenses and accruals, including legal and warranty reserves.  Should we under or over estimate costs to complete individual projects, gross margins in a particular period could be misstated and the ultimate recoverability of costs related to a project from home sales may be uncertain.  Furthermore, non-refundable deposits paid for land options or contracts may have no economic value to us if we do not ultimately purchase the land.  Our inability to accurately estimate expenses, accruals, or an impairment of real estate or goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.  The estimates and assumptions we make relating to our application of FIN 46R, if not accurate, could result in us incorrectly including or excluding certain contractual land acquisition arrangements as variable interest entities in, or from, respectively, our consolidated financial statements.

Home Closing Revenue, Home Orders  and Order Backlog

The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

	Years Ended December 31,
	2004	2003	2002
Home Closing Revenue
Total
Dollars	$2,015,742	$1,461,981	$1,112,439
Homes closed	7,254	5,642	4,574
Average sales price	$277.9	$259.1	$243.2

Texas
Dollars	$681,099	$577,330	$387,264
Homes closed	3,152	2,828	2,090
Average sales price	$216.1	$204.1	$185.3

Arizona
Dollars	$585,743	$415,709	$445,275
Homes closed	2,331	1,515	1,735
Average sales price	$251.3	$274.4	$256.6

California
Dollars	$628,324	$334,677	$245,640
Homes closed	1,367	735	594
Average sales price	$459.6	$455.3	$413.5

Nevada
Dollars	$120,576	$134,265	$34,260
Homes closed	404	564	155
Average sales price	$298.5	$238.1	$221.0

Home Orders
Total
Dollars	$2,604,948	$1,634,988	$1,161,899
Homes ordered	9,007	6,152	4,504
Average sales price	$289.2	$265.8	$258.0

Texas
Dollars	$752,770	$599,850	$417,158
Homes ordered	3,518	2,862	2,134
Average sales price	$214.0	$209.6	$195.5

Arizona
Dollars	$884,771	$509,913	$383,445
Homes ordered	3,490	1,881	1,425
Average sales price	$253.5	$271.1	$269.1

California
Dollars	$821,266	$375,105	$329,252
Homes ordered	1,582	807	794
Average sales price	$519.1	$464.8	$414.7

Nevada
Dollars	$146,141	$150,120	$32,044
Homes ordered	417	602	151
Average sales price	$350.5	$249.4	$212.2

	Years Ended December 31,
	2004	2003	2002
Order Backlog
Total
Dollars	$1,320,951	$710,771	$537,764
Homes in backlog	4,408	2,580	2,070
Average sales price	$299.7	$275.5	$259.8

Texas
Dollars	$313,090	$241,419	$218,899
Homes in backlog	1,485	1,119	1,085
Average sales price	$210.8	$215.7	$201.8

Arizona
Dollars	$537,387	$238,359	$144,155
Homes in backlog	1,991	832	466
Average sales price	$269.9	$286.5	$309.3

California
Dollars	$391,271	$177,355	$136,927
Homes in backlog	695	405	333
Average sales price	$563.0	$437.9	$411.2

Nevada
Dollars	$79,203	$53,638	$37,783
Homes in backlog	237	224	186
Average sales price	$334.2	$239.5	$203.1

Home Closing Revenue.  Home closing revenue in 2004 increased 38% to a Company record of $2.0 billion, compared to $1.5 billion in 2003.  Contributing to our 2004 record year in home closing revenue was beginning 2004 with a record year-end order backlog of $710.8 million.  Additionally, our record high home closing revenue benefited from a 7% increase in the average sales price of homes closed and a 29% increase in the number of homes closed led by our Arizona and California regions where the housing markets are very strong in general and where we believe we have honed our competitive advantage.  We have benefited from continued strong demand in our markets where we have positioned ourselves to have the right product at the right price and in the right locations.  We increased the number of actively selling communities through organic growth as well as our January 2004 acquisition of Citation Homes in the Southern California market.  The number of closings in our Texas region increased 11% to 3,152 in 2004, reflecting somewhat more competitive market conditions.  Our Arizona region posted a 54% increase in the number of homes closed in 2004 to 2,331.  The increase in Arizona is primarily due to the increase in closings of more affordable homes in Arizona, particularly in our Active Adult communities in Arizona, representing a shift in our historical product mix in this market.  The average closing price per home in Arizona declined 8% in 2004 as a result of this shift in product mix.  Our California region, which offers our highest priced homes, posted an 86% increase in the number of homes closed, resulting in an 88% increase in home closing revenue in 2004.  The increase in home closings in California is primarily due to a generally strong housing market and a 29% increase in actively selling communities.  In Nevada, closings were off moderately for the year because we sold out of several communities faster than anticipated in 2003, before our replacement communities were open for sales.  In 2004, we benefited from increasingly positive demographic factors in the Southern and Western United States, an increasing home ownership rate and favorable employment statistics.

Home closing revenue in 2003 increased 31% over 2002, resulting primarily from a 23% increase in the number of homes closed and a 7% increase in the average sales price year over year.  We benefited from an increase in the number of communities that closed homes, from continued strong demand for homes and from an overall increase in the U.S. home ownership rate in 2003, which was at an all-time high of 68.6% at the end of the year.  The number of home closings in Texas increased 35% to 2,828 from 2,090, mainly representing the full-year impact of our mid-year 2002 Hammonds acquisition.  While the slower demand experienced in both our Austin and Monterey Phoenix divisions in 2002 stabilized in 2003, the number of home closings in California was up 24% in 2003, resulting from the strong California homebuilding market and an increase in actively selling communities.  The number of homes closed in Nevada increased from 155 to 564, due to the full-year impact in 2003 of our fourth quarter 2002 acquisition of Perma-Bilt.  Somewhat offsetting these increases was a reduction in the number of home closings in Arizona of 13%, due to the earlier than anticipated sell out of some communities and delays in opening their replacements.  The overall 7% increase in the average home closing price was primarily the result of a shift in mix toward our higher-priced homes, particularly in California.  As a whole, we benefited from positive demographic factors, an historically high home ownership rate and generally favorable employment statistics.

Home Orders.  Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.  Historically, we have experienced a cancellation rate of approximately 25% of the gross sales, which we believe is consistent with industry norms. We ended the 2004 fiscal year with 9,007 homes ordered compared to 6,152, representing a 46% increase in home orders.  Our Arizona and California regions posted particularly strong results, primarily due to healthy housing markets in both states as well as communities that are thoughtfully designed, in good locations and that meet the needs of our homebuyers.  Orders in Arizona rose 86% due to newly opened communities and the diversification of our product offerings to take advantage of emerging demographic trends such as maturing baby boomers in the form of Active Adult communities.  Our Active Adult communities generated 786 sales orders in 2004, as compared to 302 in 2003.  In California, sales orders increased 96% primarily due to an increase in active communities in Northern California, the acquisition of Citation Homes in January 2004 and continued strong demand for homes.  During the latter half of 2004, we opened several new communities in Nevada for sales, tripling our number of actively selling communities to six.  Overall, our home orders in Nevada declined to 417, but our fourth quarter orders reflected the increase in our actively selling communities by generating a 56% increase in the quarter, year-over-year, which is evidence that the Nevada housing market is strong.

The dollar value of sales contracts in 2003 increased 41% over 2002.  This increase was driven by a 37% increase in the number of new home orders and a 3% increase in average selling price.  The number of new home orders increased by 34% in Texas, a portion of which represents the full-year impact of our Hammonds acquisition.  The number of orders in Arizona increased 32% during 2003, primarily the result of a 17% increase in actively selling communities and continued strong demand for homes.  The number of orders in California was relatively stable, up 2% over 2002, reflecting the earlier than anticipated sellout of communities in the beginning of 2003.  However, the number of orders was up 76% in the fourth quarter of 2003 in California versus the prior year’s fourth quarter, due to the introduction of new communities during the second half of 2003.  New home orders increased in Nevada from 151 in 2002 to 602 in 2003, as a result of the full-year impact of our Perma-Bilt acquisition.  We believe the demand for our homes can be attributed in part to the continuing maturation of first- and second-generation baby boomers and increases in immigration to the south and west.

Order Backlog.  Our backlog represents net sales contracts that have not closed.  Our optimism regarding 2005 is anchored in our very strong backlog at year-end 2004, and the market conditions and order flow driving that backlog.  As a result of the accelerating order momentum during the second half of 2004, we ended 2004 with 4,408 homes in backlog, a 71% increase compared to year-end 2003, resulting in a dollar backlog of $1.3 billion for year-end 2004, an 86% increase over year-end 2003.  In addition to a 71% increase in the number of homes in order backlog, the increase in dollar backlog was also due to a 9% increase in the average sales price of those homes.  Our Arizona region more than doubled their number of homes in backlog at the end of 2004 compared to 2003, with an increase of 139%.  In California, the number of units and average sales price of the units in backlog increased 72% and 29%, respectively, to 695 units and $391.3 million, primarily as a result of the increased active selling communities in Northern California and also due to the acquisition of Citation Homes in January 2004.  Our Nevada region ended 2004 with $79.2 million in backlog, an increase of 48% over year-end 2003, mainly due to a 40% increase in the average selling price of homes in order backlog.  The price increase was primarily due to a strong housing market in Nevada represented by our year-end 2004 order backlog with higher priced selling communities compared to lower priced selling communities for year-end 2003.  In Texas, our backlog increased 30% to $313.1 million at year-end 2004 from year-end 2003, primarily due to an increase in unit orders of 33%.

Total dollar backlog at December 31, 2003 increased 32% over the amount at year-end 2002 due to a 25% increase in the number of homes in backlog and a 6% increase in the average sales price of those homes.  Unit backlog was up 79% in Arizona and 22% in California due to an increase in the number of communities and continued strong demand for homes in those markets during 2003.  From year-end 2002 to year-end 2003, the number of active communities in Arizona and California increased 17% and 40%, respectively.  Unit backlog in Nevada increased 20% at the end of 2003, and the average home price in backlog increased 18% due to a shift in product mix, resulting in the dollar value of backlog increasing by 42%.  Unit backlog in Texas on December 31, 2003 was relatively in line with December 31, 2002, up 3%.  However, the average selling price in backlog in Texas increased 7%, resulting in the dollar value of backlog increasing 10% year-over-year.

Other Operating Information

	Years Ended December 31,
	($ in thousands)
	2004	2003	2002
Home Closing Gross Profit
Dollars	$400,287	$291,282	$214,096
Percent of home closing revenue	19.9%	19.9%	19.2%

Commissions and Other Sales Costs
Dollars	$116,527	$92,904	$65,291
Percent of home closing revenue	5.8%	6.4%	5.9%

General and Administrative Expenses
Dollars	$79,257	$53,929	$41,496
Percent of total revenue	3.9%	3.7%	3.7%

Income Taxes
Dollars	$85,790	$57,054	$43,607
Percent of earnings before income taxes	38.2%	37.7%	38.4%

Home Closing Gross Profit.  Home closing gross profit represents home closing revenue less cost of home closings. Cost of home closings include developed lot costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, warranty, construction overhead and closing costs.  Home closing gross profit as a percentage of home closing revenue was consistent in 2004 and 2003 at 19.9%.

Home closing gross profit as a percentage of home closing revenue was 19.9% in 2003, up from 19.2% in 2002.  This improvement can be attributed to home closing prices in 2003 increasing at a greater rate than cost of home closings.  Average home closing prices were up 7% in 2003 while the average cost of home closings increased by 6%.

Land Closings.  The sale of land is not a significant component of our business plan and takes place occasionally as we sell excess land that is not needed in our homebuilding operations.  Incidental sales of land may continue in the future, but could fluctuate substantially.  A summary of land closings is presented below:

	Years ended December 31,
	(in thousands)
	2004	2003	2002

Land closing revenue	$24,262	$9,020	$7,378
Cost of land closings	(16,079)	(7,785)	(6,578)

Land closing gross profit	$8,183	$1,235	$800

Land closings for the year ended December 31, 2004 primarily related to one land closing in Nevada during the third quarter of 2004 for $19.2 million, which resulted in a $7.1 million gain.

Commissions and Other Sales Costs.  Commissions and other sales costs, such as advertising and sales office expenses, were 5.8% of home closing revenue in 2004, down from 6.4% in 2003.  This decrease was primarily the result of our ability to leverage our fixed and semi-fixed sales and marketing costs with our 38% increase in home closing revenue.

For the year ended December 31, 2003, commissions and other sales costs were 6.4% of home closing revenue, up from 5.9% in 2002.  This increase was primarily the result of the rising use of independent brokers who are paid higher commissions than our employee brokers, along with costs associated with opening new communities for sale.  Our marketing expenses are incurred in connection with the promotion of new communities, and these expenses are often incurred in advance of actual home closings, which tend to lag sales by a period of four to nine months.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative costs as a percent of total revenue remained relatively consistent in 2004 at 3.9% of total revenue compared to 3.7% for 2003 and 2002.

Income Taxes.  Income taxes increased to $85.8 million in 2004 from $57.1 million in 2003.  As a percent of pre-tax earnings, taxes were 38.2% in 2004, up from 37.7% in 2003.  This increase was mainly due to the 2004 increase in pre-tax earnings in Arizona and California, which have higher state tax rates than Nevada and Texas.  The tax benefit associated with the exercise of employee stock options reduced taxes payable for 2004 by approximately $3.0 million, which was credited to additional paid-in-capital.

Income taxes increased to $57.1 million in 2003 from $43.6 million in 2002.  As a percent of pre-tax earnings, taxes were 37.7% in 2003, down from 38.4% in 2002.  This reduction was mainly due to the 2003 increase in pre-tax earnings in Texas and Nevada, which have minimal or no state taxes.  Also, the tax benefit related to the exercise of employee stock options reduced taxes payable by approximately $2.8 million, which was credited to additional paid-in capital.

Liquidity and Capital Resources

Our principal uses of capital for the year ended December 31, 2004 were for operating expenses, land and property purchases, lot development, home construction, the repurchase of common stock, income taxes, interest and investments in joint ventures.  We used a combination of borrowings under our revolving credit facility and funds generated by operations to meet our short-term working capital requirements.

Cash flows for each of our communities depend on the status of the development cycle and can differ substantially from reported earnings.  Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities.  Because these costs are capitalized, income reported for financial statement purposes during those early stages may significantly exceed cash flow.  Future cash flows may significantly exceed earnings reported for financial statement purposes, as cost of closings includes charges for substantial amounts of previously expended costs.

We enter into various options and purchase contracts for land in the normal course of business.  Except for our specific performance options, none of these agreements require us to purchase lots.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts.  At December 31, 2004, we had entered into option purchase contracts with an aggregate purchase price of approximately $1.7 billion, on which we had made deposits of approximately $132.6 million in cash along with approximately $44.8 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

In December 2003 we increased the capacity of our unsecured credit facility by $150 million, raising the total commitment to $400 million.  The facility is with a consortium of banks, led by Guaranty Bank and Bank One, NA.  The revised agreement also lengthened the term of the facility by 18 months, extending the maturity date to May 2007, and expanded the number of banks participating in the facility from seven to ten.

At December 31, 2004, there was no outstanding balance under our senior unsecured revolving credit facility and approximately $50.0 million was outstanding in letters of credit that collateralize our obligations under various land purchase and other contracts.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $210.7 million at December 31, 2004, as determined by borrowing base limitations defined by our agreement with the lending banks.

This credit facility contains certain financial and other covenants, including covenants:

•                  requiring us to maintain tangible net worth of at least $225 million plus 50% of net income earned since January 1, 2004 plus 75% of the aggregate net increase in tangible net worth resulting from the sale of capital stock and other equity interests (as defined);

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

Notwithstanding the above, our credit facility specifically provides that liabilities (i) under rolling options and similar contracts for the acquisition of real property and (ii) arising under model home leases, and (iii) liabilities arising under guarantees shall not be deemed off-balance sheet liabilities.

We have outstanding $280 million in aggregate principal amount of 9.75% senior notes due 2011, which were originally issued in May 2001 and subsequent add-on financings in February 2003 and September 2003.

In April 2004, we issued $130.0 million in principal amount of 7.0% senior notes due 2014.  Approximately $129.4 million of this amount was used to pay down our senior unsecured credit facility.

The indentures for our 9.75% senior notes and our 7.0% senior notes require us to comply with a number of covenants that restrict certain transactions, including covenants:

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

As of and for the year ended December 31, 2004, we were in compliance with the credit facility and senior note covenants.

In February 2005 we announced a series of refinancing transactions that we believe will enhance our liquidity and, in the long term, result in significant cash interest savings to the Company.

On March 2, 2005, we completed the sale of 1,035,000 shares of our common stock in a registered public offering resulting in net proceeds to the Company of approximately $69.5 million.

On March 10, 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees of approximately $344 million.  The indenture which governs the new 6.25% senior notes contains covenants that are substantially similar to the covenants in the indentures which govern our existing 9.75% senior notes and 7.0% senior notes, except that, among other things, the new indenture:

•                  does not require us to maintain a certail level of minimum tangible net worth;

•                  provides that the exceptions to the limitation of the amount of additional indebtedness we may acquire with respect to purchase money indebtedness and non-recourse and other indebtedness is unlimited;

•                  provides that the amount of dividends, redemptions of equity interests and certain investments we can make is limited to $25 million plus (i) 50% of net income since June 1, 2001 plus (ii) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions;

•                  increases the amount of investments we can make in joint ventures in a permitted business with unaffiliated third parties to 30% of our consolidated tangible net worth (as defined in the new indenture); and

•                  provides for a suspension of certain covenants if the new 6.25% senior notes have “investment grade ratings”, as defined in the indenture, including covenants relating to change of control, limitations on additional indebtedness, limitations on the amount of dividends, redemptions of equity interest and certain limitations on investments and asset sales.

On March 10, 2005, we used the proceeds from these transactions to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011.  In connection with this tender offer and repurchase, we will report in the first quarter of fiscal 2005 a one time charge of approximately $19.4 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes.  Approximately $3.2 million of the 9.75% senior notes remain outstanding and subject to tender until March 23, 2005.

We believe that our current borrowing capacity, cash on hand and anticipated net cash flows from operations are and will be sufficient to meet liquidity needs for the foreseeable future.  We believe our future cash needs will include funds for the completion of projects that are underway, the maintenance of our day-to-day operations, and the acquisition or start-up of additional homebuilding operations, should the opportunities arise.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

In August 2002, our Board of Directors authorized the expenditure of up to $32 million, with an increase of $26.8 million approved in January 2004, to repurchase shares of our common stock.  By December 31, 2004, we had purchased 2,428,600 shares of our common stock under the August 2002 program at an average price of $23.78 per share.  For the fiscal year ended December 31, 2004, we repurchased 1,100,000 shares at an average price of $32.20, completing the August 2002 program.

In August 2004, the Board of Directors approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  As of December 31, 2004, no shares were purchased under this program.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

Effective April 1, 2004, the construction costs and related debt associated with model homes which are owned and leased to us by others that we use to market our communities are included in our balance sheet.  We do not legally own the model homes, but we are reimbursed by the owner for our construction costs, and we have the right, but not the obligation, to purchase these homes.  Although we have no legal obligation to repay any amounts received from third-party owners, the amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell such model home to a third-party home buyer.  Should we elect not to exercise our rights to purchase these model homes, the model costs and related debt under the model home lease program will be eliminated upon the termination of the lease, which is generally between one and three years from the origination of the lease.

Off-Balance Sheet Arrangements

We often acquire finished building lots at market prices from various development entities under fixed price purchase agreements.  This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.  Under these purchase agreements, we are usually required to make deposits in the form of cash or letters of credit, which may be forfeited if we fail to perform under the agreement.  At December 31, 2004, we had entered into purchase agreements with an aggregate purchase price of approximately $1.7 billion, by making deposits of approximately $132.6 million in the form of cash and approximately $44.8 million in letters of credit.

Occasionally, we enter into land development joint ventures.  The Company and/or its partners occasionally provide limited repayment guarantees on debt of certain unconsolidated entities on a pro rata share basis.  At December 31, 2004, the Company had limited repayment guarantees of $16.1 million.

We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders.  In some instances, these indemnities are subject to caps.  These indemnities obligate us to reimburse the project lenders only for claims related to environmental matters for which such lenders are held responsible.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain an independent environmental review from outside consultants.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of December 31, 2004, there were approximately $13.4 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At December 31, 2004, we had approximately $5.2 million in outstanding letters of credit and $171.5 million in performance bonds for such purposes. We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Principal, senior notes	$410,000	—	—	—	$410,000
Interest, senior notes	269,208	$36,400	$72,800	$72,800	87,208
Other borrowing obligations (1)	54,419	47,466	6,953	—	—
Interest, other borrowing obligations (1)	2,156	1,855	301	—	—
Operating lease obligations (1)	24,158	5,483	7,751	5,338	5,586
Specific performance option obligations	8,176	6,907	1,269	—	—

Total	$768,117	$98,111	$89,074	$78,138	$502,794

(1)                                  As a part of our model home construction activities, we enter into lease transactions with third parties, the monthly payments for which are typically calculated by applying a LIBOR-based rate to the agreed upon basis of the leased asset.  As discussed in Note 5, at December 31, 2004, approximately $53.8 million of these transactions were included in our balance sheet as model home inventory with a corresponding debt balance, which is included in the other borrowings category above.  The portion of the lease payments relating to that debt is included in the above table in “Interest, other borrowing obligations”.  The remainder of the lease payments relating to the model home leases and other operating leases is included in the  “Operating lease obligations” category.  See Notes 3 and 13 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.

We do not engage in commodity trading or other similar activities.  We had no derivative financial instruments at December 31, 2004 or 2003.

Seasonality

We historically close more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and luxury products.  We expect this seasonal trend to continue, although it may vary as our operations continue to expand.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which governs whether certain transactions should be accounted for as on- or off-balance sheet transactions.  We have adopted FIN 46R, and a discussion of its impact on our consolidated financial statements can be found in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on our consolidated financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective for periods beginning after June 15, 2005.  SFAS 123R requires that all stock-based compensation be treated as a cost that is reflected in the financial statements.  The Company is required to adopt the new standard for its interim period beginning July 1, 2005, and we are currently reviewing the effect of this statement on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

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

Operating and Financial Limitations.  The indentures for our senior notes and the agreement for our senior unsecured credit facility impose significant operating and financial restrictions on us.  These restrictions limit our ability and the ability of our subsidiaries, among other things, to:

•                  incur additional indebtedness or liens;

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

Colonial Homes Acquisition.  In February 2005 we completed the acquisition of substantially all of the homebuilding operations of Colonial Homes of Fort Myers/Naples, Florida.  The integration of Colonial Homes into our operations following the acquisition will involve a number of risks.  In particular, the combined companies may experience attrition among management and personnel.  The integration process could also disrupt the activities of our current business.  The combination of the two companies will require, among other things, coordination of management, administrative and other functions.  Failure to overcome these challenges or any other problems encountered in connection with the acquisition of Colonial Homes could cause our financial condition, results of operations and competitive position to decline.

Our integration of the Colonial Homes acquisition assumes certain synergies and other benefits.  We cannot assure you that unforeseen factors will not offset the intended benefits of the acquisition in whole or in part.

In connection with the acquisition of Colonial, we will be involved in the construction and sale of multi-story condominium homes.  Prior to this acquisition, our business has involved only the construction and sale of single-family homes.  The construction and sale of condominium homes involves different construction processes and subcontractors and, to a degree, different customers.  In addition, condominium homes typically involve more extensive sales and warranty regulations.  Although we now employ most of the Colonial Homes employees that were involved with the Colonial business (including condominium construction and sales), we have no prior experience in the condominium business.  In addition, we are exploring expanding into condominium construction and sales in other markets in which we operate and we would face similar challenges and risk with such an endeavor.

Dependence on Key Personnel.  Our success largely depends on the continuing services of certain key employees, including our Co-Chief Executive Officers, John R. Landon and Steven J. Hilton, and our continued

development depends on our ability to attract and retain qualified personnel.  We have employment agreements with Messrs. Landon and Hilton, but we do not have employment agreements with certain other key employees.  We believe that Messrs. Landon and Hilton  each possess valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate.  The loss of the services of key employees could harm our operations and business plans.

Limited Geographic Diversification. We have operations in Texas, Arizona, California, Nevada, Colorado and Florida.  Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

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

Natural Disasters.  We have significant homebuilding operations in Texas, California and Florida.  Some of our markets in Texas and Florida occasionally experience extreme weather conditions such as tornadoes or hurricanes.  California has experienced a significant number of earthquakes, flooding, landslides and other natural disasters in recent years.  We do not insure against some of these risks.  These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in losses that exceed our insurance coverage.  We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials.  Any of these events could cause a decrease in our revenue, cash flows and earnings.

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

Homebuilding Industry Factors.  The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions such as employment levels, availability of financing, interest rates, and consumer confidence.  These factors can negatively affect demand for and cost of our homes.  We are also subject to various risks, many of which are outside of our control, including delays in construction schedules, cost overruns, changes in governmental regulations (such as no- or slow-growth initiatives), increases in real estate taxes and other local government fees, and raw materials and labor costs.

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

•                  timing of home deliveries and land sales;

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

Additional Financing; Limitations.  The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development.  Accordingly, we incur substantial indebtedness to finance our homebuilding activities.  At December 31, 2004, we had approximately $471.4 million of indebtedness and other borrowings.  If we require working capital greater than that provided by operations or available under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

Beginning in late 2003, we established relationships with title insurance companies in three states where we do business, pursuant to which one of our subsidiaries receives a portion of the fees and premiums on title insurance purchase by certain of our homebuyers and reinsures a portion of the policy risk.  The California Insurance Commissioner and regulators in other states are investigating these types of arrangements.  We are in the process of terminating those arrangements that have not been expressly approved by a state regulator.  In total, these arrangements contributed approximately $600,000 to our fiscal 2004 pre-tax earnings.

Acts of War.  Acts of war or any outbreak or escalation of hostilities between the United States and any foreign power, including the conflict with Iraq, may cause disruption to the economy, our company, our employees and our customers, which could impact our revenue, costs and expenses and financial condition.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All statements other than of historical fact are forward-looking statements and are within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act.  Forward-looking statements in this Annual Report and Form 10-K include statements concerning the demand for and the pricing of our homes, the growth potential of the markets we operate in, our acquisition strategy, positive demographic and other trends related to the homebuilding industry in general and our ability to capitalize on them, the future supply of housing inventory in our markets and the homebuilding industry in general, our ability to renew existing leases on comparable terms, our expectation that existing letters of credit and performance bonds will not be drawn on, the adequacy of our insurance coverage and warranty reserves, our ability to deliver existing backlog, the expected outcome of legal proceedings against us, the sufficiency of our capital resources to support our growth strategy, the future impact of deferred tax assets or liabilities, the expectation of continued positive operating results in 2005 and beyond and the expected benefits of our acquisitions.  Such statements are subject to significant risks and uncertainties.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Future Results and Financial Condition.”

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility.  The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates.  At December 31, 2004, we had no advances drawn under our revolving credit facility that would be subject to changes in interest rates.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $280.0 million in principal of our 9.75% senior notes and $130.0 million of our 7.0% senior notes.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate borrowings until we would be required to refinance such debt.

The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value.  Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the years ended December 31, 2004 and 2003 follows:

December 31, 2004

	For the Years Ended December 31,
	2005		2006	2007	2008	2009	Thereafter	Total	Fair Value at December 31, 2004
	(dollars in millions)

Fixed rate	$0.6		—	—	—	—	$410.0	$410.6	$443.9	(a)
Average interest rate	7%		—	—	—	—	8.88%	8.88%	n/a

Variable rate	$46.9	(b)	5.2	1.7	—	—	—	53.8	53.8	(b)
Average interest rate			—	—	—	—	—	—	n/a

(a) Fair value of our fixed rate debt at December 31, 2004, is based on quoted market prices by independent dealers.

(b) Amount relates to our model home lease program.  Although we have no legal obligation to repay this amount, generally accepted accounting principles require we include this liability and a related asset in our consolidated financial statements.  The lease payments required under this program are based on LIBOR + 4.25% per annum, which is comparable to current market rates, therefore the cost basis approximates fair value.

No amounts were outstanding at December 31, 2004 relating to our revolving credit facility which carries a variable interest rate of LIBOR plus 2.0% or Prime.

December 31, 2003

	For the Years Ended December 31,
	2004	2005	2006	2007		2008	Thereafter	Total	Fair Value at December 31, 2003
	(dollars in millions)

Fixed rate	$0.6	—	—	—		—	$280.0	$280.6	$313.6	(a)
Average interest rate	7%	—	—	—		—	9.75%	9.74%	n/a

Variable rate		—	—	$62.9	(b)	—	—	62.9	62.9	(b)
Average interest rate		—	—			—	—	—	n/a

(a)  Fair value of our fixed rate debt at December 31, 2003, is based on quoted market prices by independent dealers.

(b)  Our revolving credit facility carries a variable interest rate of LIBOR plus 2.0% or Prime, which is comparable to current market rates, therefore the cost basis approximates fair value.

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, together with related notes and the report of Deloitte & Touche LLP and KPMG LLP, independent registered public accountanting firms, are on the following pages.  Other required financial information is more fully described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Meritage Homes Corporation:

We have audited the accompanying consolidated balance sheet of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Meritage Homes Corporation:

We have audited the accompanying consolidated balance sheet of Meritage Homes Corporation and subsidiaries, formerly Meritage Corporation (the Company) as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meritage Homes Corporation as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed their method of accounting for goodwill in 2002.

KPMG LLP

Phoenix, Arizona
February 16, 2004

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except share data)

Assets
Cash and cash equivalents	$47,876	$4,799
Real estate	867,218	678,011
Real estate not owned	18,344	18,572
Deposits on real estate under option or contract	129,072	105,870
Receivables	15,974	8,716
Deferred tax asset, net	—	1,204
Goodwill	91,475	75,645
Property and equipment, net	27,742	23,669
Prepaid expenses and other assets	16,749	14,525
Investments in unconsolidated entities	50,944	23,528

Total assets	$1,265,394	$954,539

Liabilities
Accounts payable	$77,799	$80,737
Accrued liabilities	135,590	67,411
Home sale deposits	41,537	25,352
Liabilities related to real estate not owned	14,780	17,653
Deferred tax liability, net	1,518	—
Loans payable and other borrowings	54,419	63,500
Senior notes	416,996	287,991

Total liabilities	742,639	542,644

Minority Interests	200	—

Stockholders’ Equity
Common stock, par value $0.01. Authorized 50,000,000 shares; issued and outstanding 31,460,050 and 30,959,116 shares at December 31, 2004 and 2003, respectively *	315	310
Additional paid-in capital	209,630	202,523
Retained earnings	381,583	242,615
Treasury stock at cost, 5,704,452 and 4,604,452 shares at December 31, 2004 and 2003, respectively *	(68,973)	(33,553)

Total stockholders’ equity	522,555	411,895

Total liabilities and stockholders’ equity	$1,265,394	$954,539

*                 All share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)

Home closing revenue	$2,015,742	$1,461,981	$1,112,439
Land closing revenue	24,262	9,020	7,378
	2,040,004	1,471,001	1,119,817

Cost of home closings	(1,615,455)	(1,170,699)	(898,343)
Cost of land closings	(16,079)	(7,785)	(6,578)
	(1,631,534)	(1,178,484)	(904,921)

Home closing gross profit	400,287	291,282	214,096
Land closing gross profit	8,183	1,235	800
	408,470	292,517	214,896

Commissions and other sales costs	(116,527)	(92,904)	(65,291)
General and administrative expenses	(79,257)	(53,929)	(41,496)
Other income, net	12,072	5,776	5,435

Earnings before provision for income taxes	224,758	151,460	113,544
Provision for income taxes	(85,790)	(57,054)	(43,607)

Net earnings	$138,968	$94,406	$69,937

Earnings per share:

Basic earnings per share *	$5.33	$3.62	$2.82

Diluted earnings per share *	$5.03	$3.42	$2.66

*                 All share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2004, 2003 and 2002
	(In thousands)
	Number of Shares *	Common Stock*	Additional Paid-In Capital*	Retained Earnings	Treasury Stock	Total

Balance at January 1, 2002	25,228	$252	$109,286	$78,272	$(11,223)	$176,587

Net earnings	—	—	—	69,937	—	69,937
Tax benefit from stock option exercises	—	—	5,222	—	—	5,222
Exercise of stock options	1,202	12	3,000	—	—	3,012
Purchase of treasury stock	—	—	—	—	(17,150)	(17,150)
Issuance of common stock upon public offering	4,024	40	79,660	—	—	79,700

Balance at December 31, 2002	30,454	304	197,168	148,209	(28,373)	317,308

Net earnings	—	—	—	94,406	—	94,406
Tax benefit from stock option exercises	—	—	2,805	—	—	2,805
Exercise of stock options	504	6	2,539	—	—	2,545
Purchase of treasury stock	—	—	—	—	(5,180)	(5,180)
Stock option expense	—	—	11	—	—	11

Balance at December 31, 2003	30,958	310	202,523	242,615	(33,553)	411,895

Net earnings	—	—	—	138,968	—	138,968
Tax benefit from stock option exercises	—	—	2,972	—	—	2,972
Exercise of stock options	502	5	4,114	—	—	4,119
Purchase of treasury stock	—	—	—	—	(35,420)	(35,420)
Stock option expense	—	—	21	—	—	21

Balance at December 31, 2004	31,460	$315	$209,630	$381,583	$(68,973)	$522,555

See accompanying notes to consolidated financial statements

* Amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net earnings	$138,968	$94,406	$69,937
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,233	8,536	6,780
Deferred income taxes	609	1,497	(89)
Tax benefit from stock option exercises	2,972	2,805	5,222
Equity in earnings of unconsolidated entities	(2,788)	(1,743)	(1,383)
Changes in assets and liabilities, net of effect of acquisitions in 2004 and 2002:
Increase in real estate	(136,967)	(188,696)	(54,896)
Increase in deposits on real estate under option or contract	(23,776)	(29,273)	(29,088)
Increase in receivables and prepaid expenses and other assets	(11,347)	(1,781)	(5,585)
Increase in accounts payable and accrued liabilities	63,169	54,686	10,291
Increase (decrease) in home sale deposits	16,098	9,261	(139)
Net cash provided by (used in) operating activities	60,171	(50,302)	1,050

Cash flows from investing activities:
Investments in unconsolidated entities	(44,616)	(18,580)	(8,022)
Distributions from unconsolidated entities	3,698	1,664	1,136
Cash paid for acquisitions	(24,165)	—	(129,582)
Cash paid for earn-out agreements	(1,780)	(1,860)	(4,938)
Purchases of property and equipment	(15,113)	(17,133)	(8,285)
Proceeds from sales of property and equipment	172	97	—
Net cash used in investing activities	(81,804)	(35,812)	(149,691)

Cash flows from financing activities:
Proceeds from loans payable and other borrowings	2,044,902	1,386,535	816,153
Repayments of loans payable and other borrowings	(2,078,979)	(1,432,962)	(729,857)
Proceeds from issuance of senior notes	130,088	133,375	—
Proceeds from sale of common stock, net	—	—	79,700
Purchase of treasury stock	(35,420)	(5,180)	(17,150)
Proceeds from stock option exercises	4,119	2,545	3,012
Net cash provided by financing activities	64,710	84,313	151,858

Net increase (decrease) in cash and cash equivalents	43,077	(1,801)	3,217
Cash and cash equivalents, beginning of year	4,799	6,600	3,383
Cash and cash equivalents, end of year	$47,876	$4,799	$6,600

See Supplemental Disclosure of Cash Flow Information at Note 10.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.  We are a leading designer and builder of single-family homes in the rapidly growing Western and Southern states of Texas, Arizona, California, Nevada, Colorado and Florida.  We focus on providing a broad range of first-time, move-up, luxury and Active Adult homes to our targeted customer base.  We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989.  In 2002 we acquired Hammonds Homes (Hammonds), a builder of primarily move-up homes in Houston, Austin and Dallas, Texas, and Perma-Bilt Homes (Perma-Bilt), a homebuilder that serves the move-up market in the Las Vegas, Nevada area.   We entered the Inland Empire region of the greater Los Angeles area in January 2004 with our acquisition of Citation Homes of Southern California (Citation) (see Note 6).  In 2004, we began start-up operations in the Denver, Colorado and Orlando, Florida markets.  In February 2005, we acquired Colonial Homes, a homebuilder that serves the Fort Myers/Naples, Florida market (see Note 15).

We operate in Texas as Legacy Homes, Monterey Homes, and Hammonds Homes; in Arizona as Meritage Homes and Monterey Homes; and in Northern California, Nevada, Colorado and Florida as Meritage Homes.  At December 31, 2004, we were actively selling homes in 139 communities, with base prices ranging from $96,000 to $927,000.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and variable interest entities (see Note 3) in which we are deemed the primary beneficiary (the “Company”).  Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to conform to our current year financial statement presentation.

Cash and Cash Equivalents.  Liquid investments with an initial maturity of three months or less are classified as cash equivalents.  Amounts in transit from title companies for home closings of approximately $12.9 million and $3.3 million are included in cash and cash equivalents at December 31, 2004 and 2003, respectively.

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

Property and Equipment.  Property and equipment at December 31, 2004 and 2003 consists of approximately $13.5 million and $12.5 million, respectively, of computer and office equipment and approximately $14.2 million and $11.2 million, respectively, of model home furnishings, and is stated at cost less accumulated depreciation.  Accumulated depreciation related to these assets amounted to approximately $16.0 million and $11.8 million at December 31, 2004 and 2003, respectively.  Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  Maintenance and repair costs are expensed as incurred.

Deferred Costs. We incurred costs of approximately $5.2 million related to the 2001 issuance of our 9.75% senior notes due June 2011 and approximately $1.5 million in bank fees related to the addition of our December 2002 credit facility.  In 2003, we incurred an additional $2.1 million related to the February and September add-ons to our 9.75% senior notes and approximately $1.5 million related to the restructuring of our credit facility.  We incurred costs of approximately $0.4 million related to the 2004 issuance of our 7.0% senior notes due May 2014.  We have deferred these costs and are amortizing them over the life of the debt.  The costs related to the issuance of our senior notes are amortized using the effective interest method.  At December 31, 2004 and 2003, approximately $6.7 million and $8.4 million, respectively, of deferred costs, net of accumulated amortization of approximately $3.7 and $2.0, respectively, were included on our consolidated balance sheets within prepaid expenses and other assets.  In February 2005, we completed a series of refinancing transactions that resulted in the repurchase of $276.8 million of our 9.75% senior notes.  As a result of these transactions, we will record a one-time after tax charge to write-off $19.4 million related to the tender costs of our 9.75% senior notes (see Note 15).  Approximately $3.2 million of the 9.75% senior notes remain outstanding and subject to tender until March 23, 2005.

Investments in Unconsolidated Entities.  We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest.  Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in other income, net.  We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence.

Revenue Recognition.  Revenue from closings of residential real estate is recognized when closings have occurred, the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property.

Cost of Home Closings.  Cost of home closings includes direct home construction costs, closing costs, land acquisition and development costs, development period interest and common costs.  Direct construction costs are accumulated during the period of construction and charged to cost of closings under specific identification methods, as are closing costs.

Estimated future warranty costs are charged to cost of home closings in the period when the revenues from the related home closings are recognized.  Costs are accrued based upon historical experience and generally range from 0.33% to 0.78% of the home’s sales price (see Note 13).

Minority Interests.  The Company has several joint venture arrangements in the title and mortgage business in which we have a controlling financial interest in these joint ventures, so their financial position and results of operations are consolidated in the Company’s financial statements and the partners’ equity positions are recorded as minority interest.

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

Advertising Costs.  The Company expenses advertising costs as they are incurred.  Advertising expenses were approximately $14.4 million, $12.4 million and $7.9 million in fiscal 2004, 2003 and 2002, respectively.

Stock Splits.  In April 2002 and in January 2005, we completed two-for-one splits of our common stock in the form of stock dividends.  All share and per share amounts have been restated to reflect the stock splits.

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

Stock-Based Compensation.  We have a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our authorized but unissued common stock.  This plan is described more fully in Note 8.  We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, we continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123.  We have not issued options with exercise prices below the market value on the date of the grant; therefore, we have not recognized compensation expense relating to below-market grants for our stock-based plan.  Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following unaudited pro forma amounts.  Per share amounts reflect a 2-for-1 stock split effective January, 2005.

		Years Ended December 31,
		(in thousands, except per share amounts)
		2004	2003	2002
Net earnings	As reported	$138,968	$94,406	$69,937
	Deduct*	(4,357)	(3,541)	(2,237)
	Pro forma	$134,611	$90,865	$67,700

Basic earnings per share	As reported	$5.33	$3.62	$2.82
	Pro forma	$5.16	$3.49	$2.73

Diluted earnings per share	As reported	$5.03	$3.42	$2.66
	Pro forma	$4.88	$3.29	$2.57

* Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.  See Note 8 for assumptions used to determine fair value.

The fair value of these options was established at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the years presented:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.39%	3.33%	4.57%
Expected volatility	55.50%	54.66%	54.93%
Expected life (in years)	7	7	7
Weighted average fair value of options	$19.37	$9.56	$11.74

Goodwill.  Upon our January 1, 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer subject to amortization, though it is subject to at least an annual assessment for impairment by applying a fair value-based test.  If the carrying amount of the net assets of an identified reporting unit exceeds the fair value of that reporting unit, goodwill is considered to be impaired.  We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable.  In evaluating impairment, we base our estimates of fair value on an analysis of selected business acquisitions in the homebuilding industry provided to us by an independent third party.  Such evaluations for impairment are significantly impacted by the amount a buyer is willing to pay in the current market for a like business.

Fair Value of Financial Instruments.  We determine fair value of financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”

The estimated fair value of our 9.75% senior notes at December 31, 2004 and 2003 was $309.4 million and $313.6 million, respectively, based on quoted market prices by independent dealers.  The aggregate principal amount of our 9.75% senior notes at December 31, 2004 and 2003 was $280.0 million.

The estimated fair value of our 7.0% senior notes at December 31, 2004 was $133.9 million based on quoted market prices by independent dealers.  The aggregate principal amount of our 7.0% senior notes at December 31, 2004 was $130.0 million.

Our revolving credit facility and liabilities related to our model lease program carry interest rates that are variable and/or comparable to current market rates based on the nature of the obligations, their terms and remaining maturity, and therefore, the cost basis approximates fair value.

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our short-term financial instruments to be at fair value.

Recently Issued Accounting Pronouncements.  In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46), which governs whether certain transactions should be accounted for as on- or off-balance sheet transactions.  We have adopted FIN 46, and a discussion of its impact on our consolidated financial statements can be found in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective for periods beginning after June 15, 2005.  SFAS 123R requires that all stock-based compensation be treated as a cost that is reflected in the financial statements.  The Company is required to adopt the new standard for its interim period beginning July 1, 2005.  The Company is currently reviewing the effect of this statement on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29”, SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate at December 31 consists of the following (in thousands):

	2004	2003
Homes under contract under construction	$492,378	$281,931
Finished home sites	179,306	166,456
Home sites under development	83,735	97,141
Unsold homes, completed and under construction	53,098	96,576
Model homes	1,294	22,170
Model home lease program	53,819	—
Land held for development	3,588	13,737
	$867,218	$678,011

We capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered.  Certain information regarding interest follows (in thousands):

	Years Ended December 31,
	2004	2003
Capitalized interest, beginning of year	$13,074	$8,781
Interest incurred and capitalized	38,855	26,580
Amortization to cost of home and land closings	(32,228)	(22,287)
Capitalized interest, end of year	$19,701	$13,074

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

Under FIN 46R, a variable interest entity, or VIE, is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur.

Based on the provisions of FIN 46R, we have concluded that when we enter into option or purchase agreements to acquire land or lots from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created where the fair value of the land or lots under contract are not more than half of the total fair value of the entity’s assets, we are not deemed to be the primary beneficiary of the VIE and therefore do not consolidate the assets on our financial statements. For each VIE created where the fair value of the land or lots under contract are more than half of the total fair value of the entity’s assets, then we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R.  If we are deemed to be the primary beneficiary of the VIE, because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements.  Not all of our purchase or option agreements are determined to be VIEs.

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

The table below presents a summary of our lots under option at December 31, 2004 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Specific performance options (1)	200	$8,960	$8,960	$784	—
Options recorded on balance sheet(4)	136	9,384	9,564	2,780	—
Total options recorded on balance sheet as real estate not owned (2)	336	18,344	18,524	3,564	—

Option contracts not recorded on balance sheet – non-refundable deposits (2)	22,845	—	1,224,623	108,221	$44,278
Purchase contracts not recorded on balance sheet – non-refundable deposits (2)	10,734	—	344,677	18,341	—
Purchase contracts not recorded on balance sheet – refundable deposits (3)	5,157	—	99,344	2,510	552
Total options not recorded on balance sheet	38,736	—	1,668,644	129,072	44,830
Total lots under option or contract	39,072	$18,344	$1,687,168	$132,636	$44,830

(1)          Fair value of specific performance options approximates purchase price due to the short-lived nature of the options.

(2)          Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(3)          Deposits are refundable at our sole discretion.

(4)          The purpose and nature of these consolidated lot option contracts (VIE’s) is to provide the Company the option to purchase lots in anticipation of building homes on the lots in the future.

Note:  Except for our specific performance options, none of our option agreements require us to purchase lots.  Our option to purchase lots remains effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the agreement.  The pre-established number of lots typically is structured to approximate our expected rate of home orders.  As of December 31, 2003, real estate not owned on the consolidated balance sheet is comprised entirely of specific performance options.

NOTE 4 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

We enter into homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities and managing our risk profile and leveraging our capital base.  At December 31, 2004, we had equity investments of 50% or less and did not have controlling financial interests in these unconsolidated entities.  Our partners generally are unrelated homebuilders, land sellers or other real estate entities.  These unconsolidated entities follow accounting principles generally accepted in the United States of America and we share in their profits and losses generally in accordance with our ownership interests.

We and/or our joint venture partners sometimes obtain certain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated joint ventures.  Option prices are generally negotiated prices that approximate fair value when we enter into the option contract.  Our share of the joint venture earnings is deferred until homes are delivered by us and title passes to a homebuyer. At such time, we allocate our joint venture earnings to the land acquired by us as a reduction in the basis of the property. Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows:

	At December 31,
	2004	2003
	(in thousands)
Assets:
Cash	$8,689	$3,947
Inventories	227,104	109,774
Other assets	13,026	8,283
Total assets	$248,819	$122,004

Liabilities and equity:
Accounts payable and other liabilities	$13,284	$8,738
Notes and mortgages payable	145,209	67,341
Equity of:
Meritage	40,785	22,528
Other	49,541	23,397
Total liabilities and equity	$248,819	$122,004

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Revenues	$29,130	$20,404	$6,217
Costs and expenses	(21,917)	(12,248)	(2,750)
Net earnings of unconsolidated entities	$7,213	$8,156	$3,467
Meritage’s share of pre-tax earnings	$2,788	$1,743	$1,383

Our share of net earnings, including any applicable management fees, is recorded in “Other income, net” on our consolidated statements of earnings.

At December 31, 2004 and 2003, our investment in unconsolidated entities includes $2.9 million and $1.0 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  This amount will be amortized to equity of earnings of unconsolidated entities over the lives of the respective joint ventures.

In addition to joint ventures accounted for under the equity method summarized in the above table, at December 31, 2004, our investment in unconsolidated entities included one joint venture recorded under the cost method which has total assets of approximately $607.0 million, of which $587.3 million related to inventory.  The joint venture had outstanding notes payable of approximately $402.1 million and total equity of approximately $204.9 million, of which $7.2 million related to our investment in the joint venture.  As of December 31, 2004, we have not recorded any income or expense from this joint venture and have not received any distributions from this joint venture.

We and/or our partners occasionally provide limited repayment guarantees on debt of certain unconsolidated entities on a pro rata share basis.  At December 31, 2004, we had limited repayment guarantees of approximately $16.1 million.

NOTE 5 – LOANS PAYABLE AND OTHER BORROWINGS AND SENIOR NOTES

Loans payable at December 31 consist of the following (in thousands):

	2004	2003
$400 million unsecured revolving credit facility maturing May 2007 with extension provisions, with interest payable monthly approximating prime (5.25% at December 31, 2004) or LIBOR (approximately 2.584% at December 31, 2004) plus 2.0%.	$—	$62,900

Model home lease program, with interest in the form of lease payments payable monthly approximating LIBOR (approximately 2.584% at December 31, 2004) plus 4.25%	53,819	—

Acquisition and development seller carry back financing, interest payable at a fixed rate of 7.0% per annum, paid in full in 2005.	600	600

Total loans payable and other borrowings	$54,419	$63,500

During January 2005 we determined that the construction costs and related debt associated with model homes which are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet.  We do not legally own the model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes.  Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell such model home to a third-party home buyer.  Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which is generally between one and three years from the origination of the lease.

At December 31, 2004 our outstanding 9.75% senior notes due 2011 totaled approximately $286.9 million, which includes $155.0 million in principal amount issued in May 2001, and the December 31, 2004 balance of add-ons of $51.3 million and $80.6 million, including unamortized premiums, issued in February 2003 and September 2003, respectively.  The add-on offerings of $50 and $75 million in aggregate principal amount of our 9.75% senior notes were issued at prices of 103.25% and 109.0% of their face amounts with a yield to worst 9.054% and 7.642%, respectively, and together with the May 2001 offering, constitute a single series of notes.

On April 21, 2004 we issued $130 million in aggregate principal amount of our 7% senior notes due 2014.  The notes were priced to us at a slight premium implying an interest rate to us of 6.99%.  We used the proceeds from the offering to pay down our senior credit facility and to repurchase shares of our common stock.  At December 31, 2004, these notes totaled approximately $130.1 million, including unamortized premium.

The bank credit facility and senior notes contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the year ended December 31, 2004, we were in compliance with these covenants.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $210.7 million at December 31, 2004 as determined by borrowing base limitations defined by our agreement with the lending banks.  The revolving credit facility and senior notes restrict our ability to pay dividends, and at December 31, 2004, our maximum permitted amount available to pay dividends was $69.5 million, which is equal to 50% of our consolidated net income for the most recent four quarters.

On March 10, 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees of approximately $344 million.  The indenture which governs the new 6.25% senior notes contains covenants that are substantially similar to the covenants in the indentures which govern our existing 9.75% senior notes and 7.0% senior notes.

On March 10, 2005, we used the proceeds from these transactions to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011.  In connection with this tender offer and repurchase, we will report in the first quarter of fiscal 2005 a one time charge of approximately $19.4 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes.  Approximately $3.2 million of the 9.75% senior notes remain outstanding and subject to tender until March 23, 2005.

Obligations to pay principal and interest on the bank credit facility and senior notes are guaranteed by all of our subsidiaries (collectively, the Guarantor Subsidiaries), each of which is directly or indirectly 100% owned by Meritage Homes Corporation, other than certain minor subsidiaries (collectively, Non-Guarantor Subsidiaries).  Such guarantees are full and unconditional, and joint and several.  Separate financial statements of the Guarantor Subsidiaries are not provided because Meritage (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the Non-Guarantor Subsidiaries are, individually and in the aggregate, minor.  There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Scheduled maturities of loans payable and other borrowings and senior notes as of December 31, 2004 follow (in thousands):

Years Ended December 31,
2005	$47,467
2006	5,196
2007	1,756
2008	—
2009	—
Thereafter	410,000
$464,419

NOTE 6 – ACQUISITIONS AND GOODWILL

Citation Homes of Southern California.  Effective January 1, 2004, we purchased the homebuilding and related assets of Citation Homes of Southern California (“Citation”), which operates primarily in the Inland Empire region of the greater Los Angeles area.  The purchase price was approximately $24.2 million in cash, and we agreed to an earn-out of 20% of the pre-tax profits of the Southern California operations after capital charges as defined in the purchase agreement, payable in cash over three years.

Perma-Bilt Homes.  Effective October 1, 2002, we purchased the homebuilding assets of Perma-Bilt Homes, a builder of single-family homes in the Las Vegas, Nevada metropolitan area.  The purchase price was approximately $46.6 million in cash including the repayment of existing debt in the amount of $16.7 million.  We also assumed accounts payable, accrued liabilities and home sale deposits totaling $5.8 million.  In addition, we agreed to an earn-out of 10% of the pre-tax profits of Perma-Bilt, payable in cash over three years.

Hammonds Homes.  On July 1, 2002, we acquired substantially all of the homebuilding and related assets of a Texas homebuilder, Hammonds Homes.  The purchase price was approximately $83.4 million in cash plus the assumption of accounts payable, accrued liabilities, and home sale deposits totaling $11.0 million and a note payable totaling $1.1 million.

The results of operations of the above acquisitions are included in our consolidated financial statements beginning as of the effective date of the respective acquisitions.

In February 2005 we completed the acquisition of substantially all of the homebuilding assets of Colonial Homes of Fort Myers/Naples, Florida (see Note 15).

Goodwill.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisitions of Citation, Hammonds and Perma-Bilt were recorded using the purchase method of accounting.  The purchase prices were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition.  Intangible assets, equal to the excess purchase price over the fair value of the net assets, of $11.2 million, $21.3 million and $17.2 million for Citation, Hammonds and Perma-Bilt, respectively, were recorded as goodwill, which is included on our consolidated balance sheets.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 were as follows (in thousands):

Balance at January 1, 2003	$73,785
Increase due to earn-out agreements	1,860
Balance at December 31, 2003	75,645
Goodwill acquired during the year	11,214
Increase due to earn-out agreements	2,147
Purchase accounting adjustment	2,469
Balance at December 31, 2004	$91,475

Prior to 2003, we acquired the assets of several companies, at which time the basis of goodwill for tax purposes was determined to be in excess of the book basis in goodwill.  Current tax law provides for the amortization of purchased goodwill.  Under this circumstance, SFAS No. 109 requires that the goodwill be separated into two components.  The first component is equivalent to book goodwill and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established.  The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized.  The tax benefit from the recognition on the tax return of the amortization of the second component is treated as a reduction in the book basis of goodwill.

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets”, management selected January 1 as the date of our annual goodwill impairment test.  During 2004 and 2003, management performed an analysis of potential impairment of goodwill carried and determined that no impairment existed.  During the first quarter of 2005, our analysis of potential impairment of goodwill carried on our balance sheet at December 31, 2004 was completed, and we determined that no impairment existed.

NOTE 7 – EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 31, were calculated as follows (in thousands, except per share amounts):

	2004	2003	2002

Basic average number of shares outstanding	26,066	26,090	24,810

Effect of dilutive securities:
Options to acquire common stock	1,544	1,530	1,532
Diluted average shares outstanding	27,610	27,620	26,342

Net earnings	$138,968	$94,406	$69,937

Basic earnings per share	$5.33	$3.62	$2.82

Diluted earnings per share	$5.03	$3.42	$2.66

Antidilutive stock options not included in the calculation of diluted earnings per share	—	—	614

NOTE 8 – INCENTIVE AWARDS AND RETIREMENT PLAN

Stock Based Compensation

Our Board of Directors administers our current stock option plan, which has been approved by our stockholders.  The plan authorizes grants of incentive stock options and non-qualified stock options to our officers, key employees, non-employee directors and consultants.  The plan provides a means of performance-based compensation in order to attract and retain qualified employees.  At December 31, 2004, a total of 3,907,170 shares of Meritage common stock were reserved for issuance upon exercise of stock options granted under this plan.  The options vest over periods from one to five years from the grant date, are based on continued employment or service and expire five to ten years after the grant date.

We apply APB Opinion No. 25 and related interpretations in accounting for our plan.  Under APB No. 25, if the exercise price of our stock options is at least equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  The pro forma information regarding net earnings and earnings per share required by SFAS No. 148 is included in Note 1.

The fair value for these options was established at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the years presented:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.39%	3.33%	4.57%
Expected volatility	55.50%	54.66%	54.93%
Expected life (in years)	7	7	7
Weighted average fair value of options	$19.37	$9.56	$11.74

Other Options

In connection with our merger and combination with Legacy Homes in 1998, our Co-CEO’s Steven J.  Hilton and John R. Landon each received 666,668 (adjusted for stock splits) non-qualified stock options with three-year vesting periods.  The exercise price of these options was $1.3125 (adjusted for stock splits) per share, which was negotiated at the time of the transactions.  All of these options were exercised by December 31, 2002.

Summary of stock option * activity:

	Years Ended December 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year:	2,693,024	$11.37	2,636,700	$8.99	3,241,452	$4.53
Granted	880,500	$31.86	698,000	$16.33	640,000	$19.38
Exercised	(500,974)	$8.22	(504,196)	$5.05	(1,201,912)	$2.42
Canceled	(171,520)	$18.21	(137,480)	$14.08	(42,840)	$8.63
Options outstanding at end of year	2,901,030	$17.73	2,693,024	$11.37	2,636,700	$8.99

Options exercisable at end of year	855,708	717,710	571,380

Price range of options exercised	$2.50 - $26.24	$1.41 - $19.30	$1.31 - $7.22

Price range of options outstanding	$1.41 - $44.29	$1.41 - $26.24	$1.41 - $22.90

Total shares reserved at end of year	3,907,170	2,808,104	3,312,300

Stock options outstanding * at December 31, 2004, were:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.41 - $4.50	255,420	1.2 years	$2.80	219,660	$2.85
$5.00 - $8.00	794,880	2.4 years	$7.57	404,720	$7.64
$15.00 - $27.00	1,008,230	5.0 years	$17.69	231,328	$18.25
$30.00 - $34.50	802,500	6.3 years	$31.45	—	$—
$34.75 - $45.00	40,000	6.8 years	$40.60	—	$—

	2,901,030	4.3 years	$17.73	855,708	$9.28

*                 All prices and share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

401(k) Retirement Plan

We have a 401(k) plan for all full-time Meritage employees who have been with the Company for a period of six months or more.  We match portions of employees’ voluntary contributions, and made contributions to the plan of approximately $1,153,000, $621,000 and $490,000 for the years ended 2004, 2003 and 2002, respectively.

NOTE 9 – INCOME TAXES

Components of income tax expense are (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current taxes:
Federal	$74,819	$49,543	$37,839
State	10,362	6,014	5,857
	85,181	55,557	43,696

Deferred taxes:
Federal	524	1,265	(75)
State	85	232	(14)
	609	1,497	(89)

Total	$85,790	$57,054	$43,607

Income taxes differ for the years ended December 31, 2004, 2003 and 2002, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Expected taxes at current federal statutory income tax rate	$78,665	$53,011	$39,740
State income taxes, net of Federal tax benefit	6,791	3,997	3,815
Non-deductible costs and other	334	46	52
Income tax expense	$85,790	$57,054	$43,607

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences at December 31 (in thousands):

	2004	2003
Deferred tax assets:
Warranty reserve	$5,014	$2,866
Real estate and fixed asset basis differences	—	1,449
Wages payable	1,425	1,034
Accrued expenses	859	—
Reserves and allowances	211	492
Other	579	363
Total deferred tax assets	8,088	6,204

Deferred tax liabilities:
Real estate and fixed asset basis differences	2,451	—
Goodwill	5,632	4,302
Prepaids	1,029	684
Other	494	14
Total deferred tax liabilities	9,606	5,000

Net deferred tax (liability)/asset	$(1,518)	$1,204

On an annual basis, we review our deferred tax assets based on open tax years, the status of refund claims filed and other factors.  Based on our review, we increased goodwill and decreased our deferred tax asset by $2.1 million in 2004 as a result of an adjustment to the purchase price allocation of prior acquisitions.

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The 2004 acquisition of Citation Homes and the 2002 acquisitions of Hammonds and Perma-Bilt resulted in the following changes in assets and liabilities (in thousands):

	2004	2002
Increase in real estate	$(12,036)	$(99,836)
Increase in deposits on real estate under option or contract	(1,870)	(3,176)
Increase in receivables and other assets	(747)	(3,514)
Increase in goodwill	(11,214)	(38,479)
Increase in property and equipment	(89)	(2,481)
Increase in accounts payable and accrued liabilities	1,704	14,142
Increase in home sale deposits	87	2,692
Increase in notes payable	—	1,070
Net cash paid for acquisition	$(24,165)	$(129,582)

	2004	2003	2002
Cash paid during the year for:
Interest	$36,728	$26,154	$18,613
Income taxes	$70,916	$54,315	$35,404

Non-cash distributions from unconsolidated entities	$16,291	$4,730	—

NOTE 11 – RELATED PARTY TRANSACTIONS

We have transacted business with related or affiliated companies and with certain officers and directors of the Company.  We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.

Since 1997, we have leased office space in Plano, Texas from Home Financial Services, a Texas partnership owned by John Landon, our co-chief executive officer, and his wife.  The lease expires in May 2005.  Rents paid to the partnership were approximately $255,000, $242,000 and $225,000 in 2004, 2003 and 2002, respectively, and were included within general and administrative expenses on our consolidated statements of earnings.

During 2004, 2003 and 2002, we chartered an aircraft from a company in which Steven Hilton, our co-chief executive officer, has an ownership interest.  The total amounts paid for the charter service were approximately $246,000, $202,000 and $128,000, respectively, which were included within general and administrative expenses on our consolidated statements of earnings.

We paid legal fees of approximately $783,000, $1,032,000 and $432,000 to law firms of which C. Timothy White, one of our directors, is a partner, in 2004, 2003 and 2002, respectively.  Of these fees, approximately $722,000, $892,000 and $324,000 were real estate project related and capitalized to real estate on our balance sheet in 2004, 2003 and 2002, respectively.  The remaining amounts were recorded within general and administrative expenses on our consolidated statements of earnings.

One of our directors, Ray Oppel, has a 7.5% limited partnership interest in a joint venture that sells lots to Hammonds Homes, which arrangement was entered into prior to our acquisition of Hammonds.  Mr. Oppel earned approximately $36,600 in 2004 from this joint venture, in which his current investment is less than $40,000.  Mr. Oppel had also invested in various limited partnerships that entered into landbanking transactions with us.  Currently, Mr.

Oppel has no limited partnership ownership percentage in these entities and he received no income from them in 2004.  By the end of 2001, Mr. Oppel had discontinued making new investments in landbanking transactions that involved sales to Meritage.

During 2004, we deposited $360,000 for an option to acquire property in the Tucson, Arizona area over a three-year period.  The total purchase price of the property is approximately $3.4 million. One of our directors, Robert Sarver is an officer of one of the parties of the selling entity, in which he has a 3.8% interest.

During 2004 the Company entered into an advertising/sponsorship agreement with the National Basketball Association’s Phoenix Suns organization.  One of our directors, Robert Sarver is the Controlling Owner and Vice Chairman of the Phoenix Suns, and our Co-CEO’s, Steven Hilton and John Landon, are minority owners of the team.  In 2004 we paid approximately $250,000 in advertising/sponsorship costs related to the agreement.  These amounts were recorded as general and administrative expenses on our consolidated statement of earnings.

In connection with our 2001 acquisition of Hancock Communities, we assumed various existing transactions between Greg Hancock and that company.  Greg Hancock was the founder of Hancock Communities and from June 2002 until February 2003 was a division president of Meritage.  In March 2003, Mr. Hancock’s employment with the company ceased.  At December 31, 2003, the following agreements were in place:

Mr. Hancock is the majority owner of a venture that is developing a master planned community in Buckeye, Arizona.  We have entered into an option contract to purchase approximately 586 acres of residential land in this community.  At December 31, 2003, we have paid option deposits to the venture totaling $3,594,110, which is included in deposits on real estate under option or contract on our accompanying balance sheet.  In 2003 we purchased approximately 160 acres of this residential land from the venture at a cost of approximately $4.3 million.  In 2002 we purchased approximately 200 acres for approximately $5.2 million.  We also performed certain planning and construction supervision functions for the venture for which we were paid a management fee of 3% of the development costs.  We received approximately $260,500 and $808,700 in 2003 and 2002, respectively, pursuant to this arrangement, which we recorded as other income on our statements of earnings.

In 2002 we purchased land from an independent third party to whom Mr. Hancock had loaned money for the purpose of making the underlying debt service payments on a parcel of land.  In connection with our acquisition of this parcel, we assumed the seller’s obligation to repay the loan to Mr. Hancock, and by December 31, 2003, we had paid the $850,000 note in full.

NOTE 12 – OPERATING AND REPORTING SEGMENTS

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets.  Because each of the Company’s geographic homebuilding regions has similar economic characteristics, housing products and class of prospective buyers, the geographic homebuilding regions have been aggregated into a single homebuilding segment.

All revenues are from external customers.  There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2004, 2003 and 2002.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance.  With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, potential losses related to those matters are not considered probable.  We have accrued approximately $548,000 for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities on our December 31, 2004 balance sheet.  We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts.  At December 31, 2004, we had outstanding letters of credit of $50.0 million and performance bonds of $184.9 million.  We do not believe it is probable that these letters of credit or bonds will be drawn upon.

We lease office facilities, model homes and equipment under various operating lease agreements. Approximate minimum lease payments for non-cancelable operating leases as of December 31, 2004, are as follows (in thousands):

Years Ended December 31,
2005	*	5,483
2006	*	4,013
2007		3,738
2008		2,940
2009		2,398
Thereafter		5,586
		$24,158

* Excludes approximately $1.9 million and $0.2 million in 2005 and 2006, respectively, relating to our model lease program which is classified as interest.

Rent expense approximated $8.7 million, $8.1 million and $3.4 million in 2004, 2003 and 2002, respectively, and is included within general and administrative expense or as commissions and other sales costs on our consolidated statements of earnings.

We have certain obligations related to post-construction warranties and defects related to homes closed.  We have estimated these reserves based on historical data and trends with respect to similar product types and geographical areas.  A summary of changes in our warranty reserve follows (in thousands):

	Years Ended December 31,
	2004	2003
Warranty reserve, beginning of year	$9,253	$6,676
Additions to reserve	12,214	7,498
Warranty claims	(6,500)	(4,921)
Warranty reserve, end of year	$14,967	$9,253

Warranty reserves are included in accrued liabilities within the accompanying consolidated balance sheets.  Additions to warranty reserves are included in cost of sales within the accompanying consolidated statements of earnings.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the years ended December 31, 2004 and 2003 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2004
Revenue	$423,502	$433,935	$482,748	$699,819
Gross profit	83,163	79,636	102,045	143,626
Earnings before income taxes	43,463	39,826	57,512	83,957
Net earnings	26,919	24,637	35,600	51,812
Per Share Data:
Basic earnings per share	$1.02	$0.94	$1.38	$2.01
Diluted earnings per share	$0.96	$0.89	$1.31	$1.88

2003
Revenue	$283,410	$333,833	$380,752	$473,006
Gross profit	56,354	66,605	76,739	92,819
Earnings before income taxes	25,606	34,064	40,714	51,076
Net earnings	15,773	21,312	25,755	31,566
Per Share Data:
Basic earnings per share	$0.61	$0.82	$0.99	$1.21
Diluted earnings per share	$0.58	$0.78	$0.93	$1.13

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.  All share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

On February 11, 2005 we completed the purchase of the homebuilding assets of Colonial Homes of Fort Myers/Naples, Florida (“Colonial”).  The cash purchase price to be paid for the acquisition is approximately $64 million plus accrued liabilities of approximately $9 million for the assets acquired at closing.  In addition, Meritage has the right to acquire approximately 1,800 lots over a four-year period pursuant to an option agreement entered into between Meritage and Colonial.

In February 2005 we announced a series of refinancing transactions that we believe will enhance our liquidity and, in the long term, result in significant cash interest savings to the Company.  On March 2, 2005, we completed the sale of 1,035,000 shares of our common stock in a registered public offering resulting in net proceeds to the Company of approximately $69.5 million.  On March 10, 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees of approximately $344 million.  We used the proceeds from these transactions to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011.  In connection with this tender offer and repurchase, we will report in the first quarter of fiscal 2005 a one time charge of approximately $19.4 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes.  Approximately $3.2 million of the 9.75% senior notes remain outstanding and subject to tender until March 23, 2005.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 15, 2004, the Audit Committee of the Board of Directors of Meritage Homes Corporation (the “Company”) approved the appointment of Deloitte & Touche LLP (“Deloitte & Touche”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2004, and the dismissal of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm.  This action followed the decision by the Board of Directors of the Company on June 9, 2004, to accept the Audit Committee’s recommendation to change the Company’s auditors for the Company’s fiscal year ending December 31, 2004, effective upon selection of an alternative accounting firm, and to delegate to the audit committee the responsibility of selecting the Company’s auditors for such period from the accounting firms recommended by the audit committee to the Board of Directors.

KPMG’s audit reports on the Company’s financial statements for the two most recent fiscal years, which ended December 31, 2002 and 2003, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained an explanatory paragraph stating that the Company changed its method of accounting for goodwill in 2002.

During the Company’s two most recent fiscal years, which ended December 31, 2002 and 2003, respectively, and the subsequent interim period through June 15, 2004:

(1)          No reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred (except as noted below).

(2)          The Company did not consult with Deloitte & Touche regarding any of the matters or events described in Item 304(a)(2)(i) and (ii) of Regulation S-K, although we did discuss with Deloitte & Touche (and other firms we interviewed) a number of issues pertaining to their expertise in the homebuilding industry, including their experience in implementing FIN 46R.  The Company did not, however, discuss any particular transaction or the type of audit report that they might issue on our financial statements.

During the Company’s two most recent fiscal years, which ended December 31, 2002 and 2003, respectively, and the subsequent interim period through June 15, 2004, the Company does not believe that there were any disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report.  However, we note the following:

During the first part of 2004, the Company (including its Audit Committee) and KPMG discussed the implementation of the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R).  The Company and KPMG had several discussions at varying levels within KPMG about its interpretations of FIN 46R.

In connection with the Company’s audit for the year ended December 31, 2003, KPMG confirmed to the Company’s Audit Committee, in writing, that there were no disagreements with management on financial accounting and reporting matters that, if not satisfactorily resolved, would have caused a modification of its report on the Company’s consolidated financial statements.  In addition, KPMG did not raise any disagreement with respect to the Company’s Form 10-Q for the quarter ended March 31, 2004, which it reviewed in accordance with SAS 100.

On June 21, 2004, approximately one week after the Company terminated KPMG, KPMG advised the Company that, in its view, the termination of its services, and cessation of discussions over certain issues that were under discussion with the Company at the time, resulted from a reportable disagreement.  Specifically, those issues pertain to information about entity formation, the absorbtion of expected losses and residual returns that a registrant must obtain in order to enable it to perform appropriate evaluations under FIN 46R.  To date, the Company believes that it has implemented FIN 46R in accordance with KPMG’s interpretations.

The Company’s Audit Committee has discussed with KPMG the subject matter relating to the Company’s adoption and implementation of FIN 46R, including the informational requirements necessary to enable the Company to perform appropriate evaluations.  The Company has authorized KPMG to respond fully to the inquiries of Deloitte & Touche concerning all matters involving the Company, including our adoption and implementation of FIN 46R.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our Co-CEO’s and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

As further discussed in Management’s Annual Report on Internal Control Over Financial Reporting we concluded in February 2005 that there was a “material weakness” (as defined under Standard No. 2 by the Public Company Accounting Oversight Board) in our internal control over financial reporting relating to the balance sheet presentation of costs associated with models in our model home lease program.

Our management and the audit committee reviewed and analyzed our internal controls, policies and procedures in response to this material weakness.  We believe that our model home lease program transactions are highly technical in nature.  Meritage management has taken exhaustive efforts to document its assumptions and conclusions related to all complex transactions.  Additionally, Meritage management has hired additional financial and accounting staff, enhanced the training of our finance and accounting staff and requires periodic review of a wider variety of current technical accounting literature.

Based on the foregoing, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that the material weakness had been remediated.

Other than as described above, there has been no change in our internal control over financial reporting during the period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Meritage Homes Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004.

We periodically evaluate our internal control over financial reporting and discuss these matters with our audit committee.  We concluded in February 2005 that there was a “material weakness” (as defined under Standard No. 2 by the Public Company Accounting Oversight Board) in our internal control over financial reporting relating to the selection and application of GAAP for our model home lease program.  In January 2005, we determined that the construction costs and related debt associated with model homes which are owned and leased to us by others and that we use to market our communities are required to be included in the Company’s balance sheet.  We do not legally own the model homes, but we are reimbursed by the owner for our construction costs, and we have the right, but not the obligation, to purchase these homes.  For accounting purposes, we are deemed to be the owner of the model homes, and due to our “continuing involvement” with these assets, we are unable to derecognize the model homes upon their completion and commencement of the lease.  In addition, we have reclassified interest expense related to the lease program from commissions and other sales costs to cost of home closings commencing April 1, 2004.  There was no material impact on earnings before income taxes and, therefore, net earnings and basic and diluted earnings per share did not change.  The Company’s financial statements as of and for the year ended December 31, 2004 include amounts to properly record the model home costs, related debt and other related amounts which resulted in (i) recording the assets and liabilities of $53.8 million as of December 31, 2004, and (ii) a higher cost of homes closed and lower commissions and other sales costs of $1.5 million due to the reclassification of interest from commissions and other sales costs to cost of home closings for the year ended December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Meritage Homes Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Meritage Homes Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment.  As of December 31, 2004, the Company did not maintain effective internal control over the application of accounting principles generally accepted in the United States of America related to the Company’s accounting for its model home lease program, which resulted in a material adjustment to the Company’s consolidated financial statements as of December 31, 2004. The adjustment increased real estate assets and loans payable and other borrowings in the balance sheet, and decreased commissions and other sales costs and increased cost of home closings in the Statement of Earnings.  Additionally, the Company also restated its previously issued interim financial statements for the second and third quarter of 2004.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and this report does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 15, 2005

Item 9B.  Other Information

Report of Triggering Events in Lieu of Current Report on Form 8-K

Pursuant to guidance provided by the SEC Division of Corporation Finance, the following information is provided pursuant to the following Items of Form 8-K:  Item 1.01 Entry into a Material Definitive Agreement and Item 8.01 Other Events.

On March 10, 2005, we accepted the tender of approximately $276.8 million of the $280 million outstanding principal amount of our 9.75% senior notes due 2011 (the “Notes”) following the expiration of the initial acceptance date of the tender offer, which the Company launched on February 23, 2005.  The Company paid approximately $309.3 million to purchase these Notes and make consent payments.  Prior to expiration of the related consent solicitation on March 8, 2005, holders of most of the outstanding Notes tendered their securities and consented to the proposed amendments to the related indenture.  Upon the Company’s acceptance for purchase of the tendered Notes, the Eighth Supplemental Indenture (the “Supplemental Indenture”), dated March 10, 2005 among the Company and Wells Fargo Bank, National Association (the “Trustee”), which amends the original indenture to remove most of the restrictive covenants, became operative.  These amendments are binding upon the holders of notes that were not tendered in the tender offer.  This description of the Supplemental Indenture is not complete and is qualified in its entirety by the full text of such document, which is filed as Exhibit 4.2.8 to this Form 10-K.

Pursuant to guidance provided by the SEC Division of Corporation Finance, the following information is provided pursuant to the following Items of Form 8-K:  Item 1.01 Entry into a Material Definitive Agreement and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Agreement of the Registrant.

On March 10, 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees of approximately $344 million.  A copy of the Indenture which governs the new 6.25% senior notes and the registration rights agreement that we entered into with the initial purchasers are filed as Exhibits 4.4 and 4.5, respectively, to this Form 10-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Except as set forth herein, the information required by Item 10 regarding our directors is incorporated by reference from the information contained in our 2005 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end).  The information required by Item 10 regarding our executive officers appears under Item 4 of Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).

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

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by our principal accountant for the audit of our annual financial statements for 2004 and 2003, and fees billed for other services rendered.

	2004	2003
Audit fees (1)	$1,451,866	$459,089
Audit - related fees (2)	18,600	12,000
Audit and audit related fees	1,470,466	471,089
Tax fees (3)	201,797	528,491
Total fees	$1,672,263	$999,580

(1)                                  Audit fees consisted principally of fees for audit and review services, services related to various SEC filings and related research and the 2004 and 2003 senior note offerings.  Audit fees in 2004 include $907,843 of fees related to Management's Annual Report on Internal Control over Financial Reporting.

(2)                                  Audit related fees consisted of fees related to the audit of our 401(k) Plan.

(3)                                  Tax fees consisted of fees for income tax consulting and tax (including state and local tax procurement) compliance, including preparation of original and amended state and federal income tax returns, refund claims and IRS tax audit assistance.

Each year, the audit committee approves the annual audit engagement in advance.  The committee has also established procedures to pre-approve all non-audit services provided by the principal independent accountants.  All 2004 non-audit services listed above were pre-approved.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

(i)	Financial Statements:
	(1)	Report of Deloitte & Touche LLP
	(2)	Report of KPMG LLP
(3)

Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2004 and 2003 and related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004

(ii)	Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)  Reports on Form 8-K

On October 6, 2004, we filed a Form 8-K for the purpose of furnishing a press release related to the announcement of our third quarter 2004 sales, closings and backlog.

On October 26, 2004, we filed a Form 8-K for the purpose of furnishing a press release related to the announcement of our third quarter 2004 earnings and other results.

On December 30, 2004, we filed a Form 8-K to report that we had executed the Fifth Amendment to our revolving credit facility.

On January 6, 2005, we filed a Form 8-K for the purpose of furnishing a press release related to the announcement of our fourth quarter 2004 sales, closings and backlog.

On January 12, 2005, we filed a Form 8-K for the purpose of reporting that the Board of Directors elected Gerald W. Haddock as a Class II director to serve until the 2005 annual meeting of stockholders.

On January 27, 2005, we filed a Form 8-K for the purpose of furnishing a press release related to the announcement of our fourth quarter and year ended 2004 earnings and other results.

On February 9, 2005, we filed a Form 8-K for the purpose of reporting that we entered into a definitive agreement to purchase the homebuilding assets of Fort Myers/Naples based Colonial Homes.

On February 9, 2005, we filed a Form 8-K/A for the purpose of reporting certain matters relating to our change in accounting procedures related to our model lease program.

On February 14, 2005, we filed a Form 8-K/A for the purpose of reporting that we completed the purchase of the homebuilding assets of Fort Myers/Naples-based Colonial Homes of Florida.

On February 22, 2005, we filed a Form 8-K/A to file the principal acquisition contract governing our acquisition of Fort Myers/Naples based Colonial Homes of Florida.

On February 22, 2005, we filed a Form 8-K/A for the purpose of reporting that we had filed our Form 10-Q/A SEC filings for the quarters ended June 30, 2004 and September 30, 2004 to reflect the necessary accounting adjustments related to our model home lease program.

On February 28, 2005, we filed a Form 8-K for the purpose of disclosing our tender offer for our $280 million senior notes, our public offering of additional shares of our common stock and our offering of $350 million senior notes due 2015.

On March 2, 2005, we filed a Form 8-K/A for the purpose of disclosing the completion of our common stock offering.

On March 9, 2005, we filed a Form 8-K to report that we had received the requisite consents to the proposed amendments to the indenture that governs our 9.75% senior notes due 2011.

On March 11, 2005, we filed a Form 8-K to disclose that we had completed an offering of our 6.25% senior notes due 2015.

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

2.2.1

Amendment No. 1 to Master Transaction Agreement, dated June 12, 2002, by and among the Company, MTH Homes-Texas, L.P., Hammonds Homes Ltd., Crystal City Land & Cattle, Ltd., Hammonds Homes I, LLC, Crystal City I, LLC and Ronnie D. Hammonds

Incorporated by reference to Exhibit 10.2 of Form 8-K dated July 12, 2002.

2.3	Master Transaction Agreement, dated October 7, 2002, by and among the Company, MTH-Homes Nevada, Inc., Perma-Bilt, A Nevada Corporation, and Zenith National Insurance Corp.	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated October 7, 2002.

2.4	Master Transaction Agreement, dated February 9, 2005, by and among the Company, Meritage Homes of Florida, Inc., Colonial Homes, Inc., Colonial Shores, LLC and The Colonial Company	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated February 22, 2005.

3.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarterly period ended September 30, 1998.

3.1.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.2	Articles of Amendment to Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.2 of Form S-3 Registration Statement dated May 1, 2002.

4.2	Indenture, dated May 31, 2001, by and among the Company, the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2001.

4.2.1	First Supplemental Indenture, dated September 20, 2001, by and among the Company, Hulen Park Venture, LLC, Meritage Holdings, L.L.C., the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.3.1 of Form 10-K dated March 31, 2003.

4.2.2

Second Supplemental Indenture, dated July 12, 2002, by and among the Company, MTH Homes-Texas, L.P., MTH-Texas GP II, Inc., MTH-Texas LP II, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.

Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2002.

4.2.3	Third Supplemental Indenture, dated October 21, 2002, by and among the Company, MTH-Homes Nevada, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.3.3 of Form 10-K for the year ended December 31, 2002.

4.2.4	Fourth Supplemental Indenture, dated February 19, 2003 by and among the Company, MTH-Cavalier, LLC, the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.3.4 of Form 10-K for the year ended December 31, 2002.

4.2.5

Fifth Supplemental Indenture, dated August 22, 2003, by and among the Company, MTH Golf, LLC (formally known as Mission Royale, LLC) Legacy-Hammonds Materials, L.P., the Guarantors named therein and Wells Fargo Bank, N.A.

Incorporated by reference to Exhibit 4.2.5 of Form S-4 Registration Statement, dated October 23, 2003.

4.2.6

Sixth Supplemental Indenture, dated May 14, 2004, by and among the Company, Meritage Homes of Colorado, Inc., the guarantors named therein and Wells Fargo Bank, N.A. and form of 7% Senior Notes due 2014.

Incorporated by reference to Exhibit 4.2.6 of Form S-4 Registration Statement 333-115610.

4.2.7	Seventh Supplemental Indenture, dated December 20, 2004, by and among the Company, Meritage Homes of Florida, Inc., the guarantors named therein and Wells Fargo Bank, N.A.	Filed herewith.

4.2.8	Eighth Supplemental Indenture, dated March 10, 2005, by and among the Company, the guarantors named therein and Wells Fargo Bank, N.A.	Filed herewith.

4.3	Indenture, dated April 21, 2004, by and among the Company, the guarantors named therein and Wells Fargo Bank, N.A. and form of 7% senior notes due 2014.	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended March 31, 2004.

4.3.1	First Supplemental Indenture, dated May 14, 2004, by and among the Company, Meritage Homes of Colorado, Inc., the guarantors named therein and Wells Fargo, N.A..	Incorporated by reference to Exhibit 4.3.1 of Form S-4 Registration Statement 333-115610.

4.3.2	Second Supplemental Indenture, dated December 20, 2004, by and among the Company, Meritage Homes of Florida, Inc., the guarantors named therein and Wells Fargo Bank, N.A.	Filed herewith.

4.4	Indenture dated March 10, 2005, by and among the Company, the guarantors named therein and Wells Fargo Bank, NA and form of 6.25% senior notes due 2015.	Filed herewith.

4.5	Registration Rights Agreement relating to 6.25% senior notes due 2015, dated March 10, 2005.	Filed herewith.

10.1	$250 Million Credit Agreement, dated December 12, 2002, by and among the Company, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2002.

10.1.1	First Amendment to Credit Agreement, dated September 8, 2003, among the Company, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto	Incorporated by reference to Exhibit 10.1.1 of Form S-3 Registration Statement dated October 23, 2003.

10.1.2	Second Amendment to Credit Agreement, dated December 3, 2003, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Incorporated by reference to Exhibit 10.1.2 of Form 10-K for the year ended December 31, 2003.

10.1.3	Third Amendment to Credit Agreement, dated April 20, 2004, by and among the Company, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended March 31, 2004.

10.1.4	Fourth Amendment to Credit Agreement, dated October 28, 2004, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2004.

10.1.5	Fifth Amendment to Credit Agreement, dated December 23, 2004, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 8-K dated December 30, 2004.

10.2	2001 Annual Incentive Plan*	Incorporated by reference to Exhibit 13 of the proxy statement for the 2001 annual meeting of stockholders

10.3	Amended Meritage Stock Option Plan *	Filed herewith.

10.3.1	Representative form of Meritage Qualified Stock Option Agreement *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended Setpember 30, 2004.

10.3.2	Representative form of Meritage Non-Qualified Stock Option Agreement *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2004.

10.4	Representative Form of Employment Agreement between the Company and Steven J. Hilton and John R. Landon*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 8, 2003.

10.4.1	Revised Amendment to Employment Agreements between the Company and Steven J. Hilton and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2004.

10.5	Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.7 of Form S-4, Registration Statement No. 333-109933.

10.5.1	Amendment to Employment Agreement between the Company and Larry W. Sealy*	Incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarterly period ended March 31, 2004.

10.6	Representative Form of Change of Control Agreement between the Company and Steven J. Hilton and John R. Landon*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated July 8, 2003.

10.7	Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.5 of Form S-4, Registration Statement No. 333-109933.

10.8	Change of Control Agreement between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarterly period ended March 31, 2000.

10.9	Deferred Bonus Agreement – 2002 Award Year – between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.10 of Form 10-K dated March 31, 2003.

10.10	Deferred Bonus Agreement – 2003 Award Year – between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period dated March 31, 2002.

10.11	Deferred Bonus Agreement – 2002 Award Year – between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.12 of Form 10-K dated March 31, 2003.

10.12	Deferred Bonus Agreement – 2003 Award Year – between the Company and Richard T. Morgan *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended March 31, 2004.

14	Code of Ethics	Incorporated by reference to Exhibit 14 of Form 10-K for the year ended December 31, 2002.

21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of KPMG LLP	Filed herewith.

24	Powers of Attorney	See signature page.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certificate of John R.Landon, Co-Chief Executive Officer	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer	Filed herewith.

*Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March 2005.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By /s/ STEVEN J. HILTON
Steven J. Hilton
Co-Chairman and Chief Executive Officer

By /s/ JOHN R. LANDON
John R. Landon
Co-Chairman and Chief Executive Officer

By /s/ LARRY W. SEAY
Larry W. Seay
Chief Financial Officer, VP-Finance and Secretary

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

Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

Signature	Title	Date

/s/ JOHN R. LANDON	Co-Chairman and	March 16, 2005
John R. Landon	Chief Executive Officer

/s/ STEVEN J. HILTON	Co-Chairman and	March 16, 2005
Steven J. Hilton	Chief Executive Officer

/s/ LARRY W. SEAY	Chief Financial Officer, Vice	March 16, 2005
Larry W. Seay	President-Finance, and Secretary
(Principal Financial Officer)

/s/ VICKI L. BIGGS	Controller and	March 16, 2005
Vicki L. Biggs	Chief Accounting Officer
(Principal Accounting Officer)

/s/ PETER L. AX	Director	March 16, 2005
Peter L. Ax

/s/ RAYMOND OPPEL	Director	March 16, 2005
Raymond Oppel

/s/ ROBERT G. SARVER	Director	March 16, 2005
Robert G. Sarver

/s/ C. TIMOTHY WHITE	Director	March 16, 2005
C. Timothy White

/s/ WILLIAM CAMPBELL	Director	March 16, 2005
William Campbell

/s/ RICHARD T. BURKE, SR.	Director	March 16, 2005
Richard T. Burke, Sr.

/s/ GERALD W. HADDOCK	Director	March 16, 2005
Gerald W. Haddock