Form 10-K/A
period 2004-12-31
Meritage Homes CORP
filed 2005-03-25
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The consent of Deloitte & Touche LLP requires modification to reflect an additional Registration Statement on Form S-8, the reference to which was inadvertently omitted from the initial filing.  Accordingly, the undersigned registrant hereby amends Part IV of its Annual Report on Form 10-K as set forth below.

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

Incorporated by reference to Exhibit 10.2 of Form 8-K dated July 12, 2002.

2.3	Master Transaction Agreement, dated October 7, 2002, by and among the Company, MTH-Homes Nevada, Inc., Perma-Bilt, A Nevada Corporation, and Zenith National Insurance Corp.	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated October 7, 2002.

2.4	Master Transaction Agreement, dated February 9, 2005, by and among the Company, Meritage Homes of Florida, Inc., Colonial Homes, Inc., Colonial Shores, LLC and The Colonial Company	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated February 22, 2005.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Articles of Amendment to Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.2 of Form S-3 Registration Statement dated May 1, 2002.

4.2	Indenture, dated May 31, 2001, by and among the Company, the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2001.

4.2.1	First Supplemental Indenture, dated September 20, 2001, by and among the Company, Hulen Park Venture, LLC, Meritage Holdings, L.L.C., the Guarantors named therein and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.3.1 of Form 10-K dated March 31, 2003.

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

Incorporated by reference to Exhibit 4.2.6 of Form S-4 Registration Statement 333-115610.

4.2.7	Seventh Supplemental Indenture, dated December 20, 2004, by and among the Company, Meritage Homes of Florida, Inc., the guarantors named therein and Wells Fargo Bank, N.A.	Previously filed.

4.2.8	Eighth Supplemental Indenture, dated March 10, 2005, by and among the Company, the guarantors named therein and Wells Fargo Bank, N.A.	Previously filed.

4.3	Indenture, dated April 21, 2004, by and among the Company, the guarantors named therein and Wells Fargo Bank, N.A. and form of 7% senior notes due 2014.	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended March 31, 2004.

4.3.1	First Supplemental Indenture, dated May 14, 2004, by and among the Company, Meritage Homes of Colorado, Inc., the guarantors named therein and Wells Fargo, N.A..	Incorporated by reference to Exhibit 4.3.1 of Form S-4 Registration Statement 333-115610.

4.3.2	Second Supplemental Indenture, dated December 20, 2004, by and among the Company, Meritage Homes of Florida, Inc., the guarantors named therein and Wells Fargo Bank, N.A.	Previously filed.

4.4	Indenture dated March 10, 2005, by and among the Company, the guarantors named therein and Wells Fargo Bank, NA and form of 6.25% senior notes due 2015.	Previously filed.

4.5	Registration Rights Agreement relating to 6.25% senior notes due 2015, dated March 10, 2005.	Previously filed.

10.1	$250 Million Credit Agreement, dated December 12, 2002, by and among the Company, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2002.

10.1.1	First Amendment to Credit Agreement, dated September 8, 2003, among the Company, Guaranty Bank, Fleet National Bank, Bank One, NA and the other lenders thereto	Incorporated by reference to Exhibit 10.1.1 of Form S-3 Registration Statement dated October 23, 2003.

10.1.2	Second Amendment to Credit Agreement, dated December 3, 2003, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Incorporated by reference to Exhibit 10.1.2 of Form 10-K for the year ended December 31, 2003.

10.1.3	Third Amendment to Credit Agreement, dated April 20, 2004, by and among the Company, Guaranty Bank, Fleet National Bank, One, NA and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the Bankquarterly period ended March 31, 2004.

10.1.4	Fourth Amendment to Credit Agreement, dated October 28, 2004, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2004.

10.1.5	Fifth Amendment to Credit Agreement, dated December 23, 2004, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 8-K dated December 30, 2004.

10.2	2001 Annual Incentive Plan*	Incorporated by reference to Exhibit B of the proxy statement for the 2001 annual meeting of stockholders

10.3	Amended Meritage Stock Option Plan *	Previously filed.

10.3.1	Representative form of Meritage Qualified Stock Option Agreement *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended Setpember 30, 2004.

10.3.2	Representative form of Meritage Non-Qualified Stock Option Agreement *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2004.

10.4	Representative Form of Employment Agreement between the Company and Steven J. Hilton and John R. Landon*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 8, 2003.

10.4.1	Revised Amendment to Employment Agreements between the Company and Steven J. Hilton and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2004.

10.5	Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.7 of Form S-4, Registration Statement No. 333-109933.

10.5.1	Amendment to Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarterly period ended March 31, 2004.

10.6	Representative Form of Change of Control Agreement between the Company and Steven J. Hilton and John R. Landon*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated July 8, 2003.

10.7	Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.5 of Form S-4, Registration Statement No. 333-109933.

10.8	Change of Control Agreement between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarterly period ended March 31, 2000.

10.9	Deferred Bonus Agreement - 2002 Award Year - between the Company And Larry W. Seay*	Incorporated by reference to Exhibit 10.10 of Form 10-K dated March 31, 2003.

10.10	Deferred Bonus Agreement - 2003 Award Year - between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period dated March 31, 2002.

10.11	Deferred Bonus Agreement - 2002 Award Year - between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.12 of Form 10-K dated March 31, 2003.

10.12	Deferred Bonus Agreement - 2003 Award Year - between the Company and Richard T. Morgan *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended March 31, 2004.

14	Code of Ethics	Incorporated by reference to Exhibit 14 of Form 10-K for the year ended December 31, 2002.

21	List of Subsidiaries	Previously filed.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of KPMG LLP	Previously filed.

24	Powers of Attorney	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certificate of John R.Landon, Co-Chief Executive Officer	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer	Filed herewith.

*Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K 1Ato be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March 2005.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/ STEVEN J. HILTON
Steven J. Hilton
Co-Chairman and Chief Executive Officer

By	/s/ JOHN R. LANDON
John R. Landon
Co-Chairman and Chief Executive Officer

By	/s/ LARRY W. SEAY
Larry W. Seay
Chief Financial Officer, VP-Finance and Secretary

Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

Signature	Title	Date

/s/ JOHN R. LANDON	Co-Chairman and	March 24, 2005
John R. Landon	Chief Executive Officer

/s/ STEVEN J. HILTON	Co-Chairman and	March 24, 2005
Steven J. Hilton	Chief Executive Officer

/s/ LARRY W. SEAY	Chief Financial Officer, Vice	March 24, 2005
Larry W. Seay	President-Finance, and Secretary
(Principal Financial Officer)

/s/ VICKI L. BIGGS	Controller and	March 24, 2005
Vicki L. Biggs	Chief Accounting Officer
(Principal Accounting Officer)

/s/ PETER L. AX*	Director	March 24, 2005
Peter L. Ax

/s/ RAYMOND OPPEL*		Director	March 24, 2005
Raymond Oppel

/s/ ROBERT G. SARVER*		Director	March 24, 2005
Robert G. Sarver

/s/ C. TIMOTHY WHITE*		Director	March 24, 2005
C. Timothy White

/s/ WILLIAM CAMPBELL		Director	March 24, 2005
William Campbell

/s/ RICHARD T. BURKE, SR.		Director	March 24, 2005
Richard T. Burke, Sr.

/s/ GERALD W. HADDOCK		Director	March 24, 2005
Gerald W. Haddock

* By:	/s/ LARRY W. SEAY		March 24, 2005
Larry W. Seay, as attorney-in-fact