Form 10-Q
period 2005-03-31
Meritage Homes CORP
filed 2005-05-10
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Common shares outstanding as of May 2, 2005: 27,031,638

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Earnings for the Three Months ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Items 3-5.	Not Applicable

Item 6.	Exhibits

SIGNATURES

Index of Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(in thousands, except share data)
Assets
Cash and cash equivalents	$44,828	$47,876
Real estate	1,002,078	867,218
Real estate not owned	8,185	18,344
Deposits on real estate under option or contract	140,425	129,072
Receivables	12,512	15,974
Goodwill	114,313	91,475
Intangibles, net	2,569	—
Property and equipment, net	31,086	27,742
Prepaid expenses and other assets	14,654	16,749
Investments in unconsolidated entities	52,285	50,944

Total assets	$1,422,935	$1,265,394

Liabilities
Accounts payable	$92,280	$77,799
Accrued liabilities	120,060	135,590
Home sale deposits	52,863	41,537
Liabilities related to real estate not owned	7,096	14,780
Deferred tax liability, net	1,517	1,518
Loans payable and other borrowings	46,870	54,419
Senior notes	481,654	416,996

Total liabilities	802,340	742,639

Minority Interests	—	200

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 32,714,480 and 31,460,050 shares issued at March 31, 2005 and December 31, 2004, respectively *	327	315
Additional paid-in capital	283,461	209,630
Retained earnings	405,778	381,583
Treasury stock at cost, 5,704,452 shares at March 31, 2005 and December 31, 2004 *	(68,971)	(68,973)

Total stockholders’ equity	620,595	522,555

Total liabilities and stockholders’ equity	$1,422,935	$1,265,394

* All share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)

Home closing revenue	$550,947	$423,502
Land closing revenue	221	—
	551,168	423,502

Cost of home closings	(431,622)	(340,339)
Cost of land closings	(212)	—
	(431,834)	(340,339)

Home closing gross profit	119,325	83,163
Land closing gross profit	9	—
	119,334	83,163

Commissions and other sales costs	(31,471)	(25,833)
General and administrative expenses	(21,997)	(16,056)
Loss on extinguishment of debt	(31,280)	—
Other income, net	4,135	2,189

Earnings before provision for income taxes	38,721	43,463
Provision for income taxes	(14,525)	(16,544)

Net earnings	$24,196	$26,919

Net earnings per common share:
Basic *	$0.92	$1.02
Diluted *	$0.86	$0.96

* Amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net earnings	$24,196	$26,919
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,754	2,747
Write-off of senior note issuance costs	4,942	—
Increase in deferred tax asset	—	(239)
Tax benefit from stock option exercises	2,643	900
Equity in earnings of unconsolidated entities	(4,461)	(434)
Net increase in liabilities over assets not owned	—	96
Changes in assets and liabilities, net of effect of acquisitions:
Increase in real estate	(83,725)	(6,597)
Increase in deposits on real estate under option or contract	(7,735)	(2,254)
Decrease (increase) in receivables and prepaid expenses and other assets	5,441	(3,527)
Decrease in accounts payable and accrued liabilities	(5,217)	(12,218)
Increase in home sale deposits	6,103	3,269
Net cash provided by (used in) operating activities	(54,059)	8,662

Cash flows from investing activities:
Investments in unconsolidated entities	(3,103)	(4,945)
Distributions from unconsolidated entities	1,932	916
Purchases of property and equipment	(5,974)	(4,286)
Cash paid for acquisitions	(65,956)	(24,091)
Cash paid for earn-out agreements	—	(1,015)
Proceeds from sales of property and equipment	57	—
Net cash used in investing activities	(73,044)	(33,421)

Cash flows from financing activities:
Proceeds from loans payable and other borrowings	587,600	466,800
Repayments of loans payable and other borrowings	(595,149)	(436,300)
Proceeds from issuance of senior notes	348,250	—
Senior note issuance costs	(4,414)	—
Payments for repurchase of senior notes	(283,424)	—
Proceeds from sale of common stock, net	69,694	—
Proceeds from stock option exercises	1,498	1,150
Net cash provided by financing activities	124,055	31,650

Net (decrease) increase in cash and cash equivalents	(3,048)	6,891
Cash and cash equivalents, beginning of period	47,876	4,799
Cash and cash equivalents, end of period	$44,828	$11,690

See supplemented disclosure of cash flow information at Note 10.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization.  We are a leading designer and builder of single-family homes in the rapidly growing Western and Southern states of Texas, Arizona, California, Nevada, Colorado and Florida.  We focus on providing a broad range of first-time, move-up, luxury and active adult homes to our targeted customer base.  We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989.  We entered the move-up market in the Las Vegas, Nevada area in 2002 and the Inland Empire region of the greater Los Angeles area in January 2004 with our acquisition of Citation Homes of Southern California (Citation).  We began start-up operations in the Denver, Colorado and Orlando, Florida markets in 2004, and in February 2005, we acquired Colonial Homes, a homebuilder that serves the Fort Myers/Naples, Florida market.  In March 2005, we entered the Reno, Nevada market through a greenfield start-up operation.

We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes; in Arizona as Meritage Homes and Monterey Homes; in Florida as Meritage Homes and Colonial Homes and in Northern California, Nevada and Colorado as Meritage Homes.  At March 31, 2005, we were actively selling homes in 147 communities, with base prices ranging from $96,000 to $927,000.

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and variable interest entities (see Note 3) in which we are deemed the primary beneficiary (the “Company”). Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to be consistent with current financial statement presentation.  In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods.  These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets.  Because each of the Company’s geographic homebuilding regions has similar economic characteristics, housing products and class of prospective buyers, the geographic homebuilding regions have been aggregated into a single homebuilding segment.

Stock-Based Compensation.  At March 31, 2005, we had a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our common stock.  We currently apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant is greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  We have adopted the disclosure requirements of SFAS No. 123.  We have not issued options with exercise prices below the market value on the date of the grant; therefore, we have not recognized compensation expense for our stock-based plan.  Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per common share would have been reduced to the following pro forma amounts.  For the purpose of this disclosure, the value of the options is estimated by applying a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

		Three Months Ended March 31,
		2005	2004
		(in thousands, except per share amounts)
Net earnings	As reported	$24,196	$26,919
	Deduct*	(1,402)	(902)
	Pro forma	$22,794	$26,017

Basic earnings per share	As reported	$0.92	$1.02
	Pro forma	$0.87	$0.98

Diluted earnings per share	As reported	$0.86	$0.96
	Pro forma	$0.81	$0.93

* Total stock-based compensation expense determined under the fair value method for awards, net of related tax effects.

The fair value for options granted in the first quarter of 2005 and 2004 was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	0%	0%
Risk-free interest rate	4.44%	3.83%
Expected volatility	52%	53%
Expected life (in years)	7	7

The weighted average fair value of the options for the three months ended March 31, 2005 and 2004 are $34.26 and $18.35, respectively.

We have generally granted options only to employees and non-employee directors.  To date, the amount of compensation expense recorded in association with granting options to other individuals has not been material.

Common Stock Repurchase.  In August 2004, the Board of Directors approved a stock buyback program authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  As of March 31, 2005, we had not purchased any shares under this program.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

Off-Balance Sheet Arrangements.  We often acquire finished homesites at market prices from various development entities under fixed price purchase agreements.  This lot acquisition strategy reduces the financial requirements and risks associated with the direct ownership of undeveloped land.  We are subject to customary obligations associated with these purchase agreements, which typically require us to make deposits in the form of cash or letters of credit.  These deposits may be forfeited if we fail to perform under the agreement.  As of March 31, 2005, we had entered into purchase agreements with an aggregate purchase price of approximately $2.1 billion, by making deposits of approximately $141.5 million in the form of cash and approximately $50.9 million in letters of credit.

Occasionally, we enter into land development joint ventures.  We and/or our joint venture partners occasionally provide limited repayment guarantees.  As of March 31, 2005, we had limited repayment guarantees of approximately $15.5 million.

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of March 31, 2005, there were approximately $13.4 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and surety bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At March 31, 2005, we had approximately $50.9 million in outstanding letters of credit and $166.2 million in performance bonds for such purposes.  We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Warranty Reserves.  We have certain obligations related to post-construction warranties and defects related to homes closed.  We have estimated these reserves based on historical data and trends with respect to similar product types and geographic areas.  Warranty reserves are included in accrued liabilities on the accompanying consolidated balance sheets.  Additions to warranty reserves are included in cost of sales within the accompanying statement of earnings. We periodically review the adequacy of our warranty reserves, and believe they are sufficient to cover potential costs for materials and labor related to post-construction warranties and defects.  A summary of changes in our warranty reserve follow (in thousands):

	Three Months Ended March 31,
	2005	2004
Warranty reserve, beginning of period	$14,967	$9,253
Additions to reserve	3,546	2,271
Warranty claims and expenses	(2,213)	(1,537)
Warranty reserve at end of period	$16,300	$9,987

Recently Issued Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective for the first fiscal year beginning after June 15, 2005.  SFAS 123R requires that all stock-based compensation be treated as a cost that is reflected in the financial statements.  The Company is required to adopt the new standard for its fiscal year beginning January 1, 2006.  The Company is currently reviewing the effect of this statement on the Company’s consolidated financial statements.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	March 31, 2005	December 31, 2004

Homes under contract under construction	$577,802	$492,378
Finished home sites	198,648	179,306
Home sites under development	106,564	83,735
Unsold homes completed and under construction	57,585	53,098
Model homes	11,154	1,294
Model home lease program	46,870	53,819
Land held for development	3,455	3,588
	$1,002,078	$867,218

We capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of home closings when the related property is delivered. Certain information regarding interest follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Capitalized interest, beginning of period	$19,701	$13,074
Interest incurred and capitalized	10,129	8,191
Amortization to cost of home closings	(7,928)	(6,682)
Capitalized interest, end of period	$21,902	$14,583

NOTE 3 – VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Prior to the issuance of FIN 46R, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.  FIN 46R applied immediately to variable interests created after January 31, 2003, and with respect to variable interests created before February 1, 2003, FIN 46R application was deferred and not required to be applied until the end of the first reporting period ending after March 15, 2004.  Accordingly, we fully implemented FIN 46R by March 31, 2004.

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

Based on the provisions of FIN 46R, we have concluded that when we enter into option or purchase agreements to acquire land or lots from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created where the fair value of the land or lots under contract are not more than half of the total fair value of the entity’s assets, we are not deemed to be the primary beneficiary of the VIE and therefore do not consolidate the assets on our consolidated financial statements. For each VIE created where the fair value of the land or lots under contract are more than half of the total fair value of the entity’s assets, then we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R.  If we are deemed to be the primary beneficiary of the VIE, because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements.  Not all of our purchase or option agreements are determined to be VIEs.

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

The table below presents a summary of our lots under option at March 31, 2005 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Specific performance options (1)	148	$6,759	$6,759	$778	—
Options recorded on balance sheet(2)	19	1,426	1,466	311	—
Total options recorded on balance sheet as real estate not owned (3)	167	8,185	8,225	1,089	—

Option contracts not recorded on balance sheet – non-refundable deposits (3)	25,921	—	1,441,004	115,987	$50,903
Purchase contracts not recorded on balance sheet – non-refundable deposits (3)	11,866	—	400,247	20,877	—
Purchase contracts not recorded on balance sheet – refundable deposits (4)	7,383	—	222,517	3,561	—
Total options not recorded on balance sheet	45,170	—	2,063,768	140,425	50,903
Total lots under option or contract	45,337	$8,185	$2,071,993	$141,514	$50,903

(1)  Fair value of specific performance options approximates purchase price due to the short-lived nature of the options.

(2)  The purpose and nature of these consolidated lot option contracts (VIE’s) is to provide the Company the option to purchase lots in anticipation of building homes on the lots in the future.

(3)  Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(4)  Deposits are refundable at our sole discretion.

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

NOTE 4 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

We enter into homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  At March 31, 2005, we had equity investments of 50% or less and did not have controlling financial interests in these unconsolidated entities.  Our partners generally are unrelated homebuilders, land sellers or other real estate entities.  We also enter into mortgage and title business joint ventures from time to time.  These unconsolidated entities follow accounting principles generally accepted in the United States of America and we share in their profits and losses generally in accordance with our ownership interests.

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

	March 31,	December 31,
	2005	2004
	(in thousands)
Assets:
Cash	$12,778	$8,689
Inventories	215,652	227,104
Other assets	24,819	13,026
Total assets	$253,249	$248,819

Liabilities and equity:
Accounts payable and other liabilities	$18,010	$13,284
Notes and mortgages payable	126,972	145,209
Equity of:
Meritage	38,962	40,785
Other	69,305	49,541
Total liabilities and equity	$253,249	$248,819

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenues	$30,668	$3,676
Costs and expenses	(20,830)	(1,887)
Net earnings of unconsolidated entities	$9,838	$1,789

Meritage’s share of pre-tax earnings	$4,461	$433

Our share of net earnings, including any applicable management fees, is recorded in “Other income, net” on our consolidated statements of earnings.

At March 31, 2005 and December 31, 2004, our investment in unconsolidated entities includes $1.8 million and $2.9 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  This amount will be amortized to equity of earnings of unconsolidated entities over the lives of the respective joint ventures.

In addition to joint ventures accounted for under the equity method summarized in the above table, at March 31, 2005, and December 31, 2004, our investment in unconsolidated entities included joint ventures recorded under the cost method.  These joint ventures have obtained large parcels of land and are designed to perform off-site development work and to sell lots to the joint venture members.  As of March 31, 2005, and December 31, 2004, our investment in unconsolidated entities recorded under the cost method was $11.5 and $7.2 million, respectively. As of March 31, 2005, we have not recorded any income or distributions from these joint ventures.

NOTE 5 – LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
$400 million unsecured revolving credit facility maturing May 2009 with extension provisions, and interest payable monthly approximating LIBOR (approximately 3.115% at March 31, 2005) plus 2.0% or prime (5.75% at March 31, 2005)	$—	$—

Model home lease program, with interest in the form of lease payments payable monthly approximating LIBOR (approximately 3.115% at March 31, 2005) plus 4.25%	46,870	53,819

Acquisition and development seller carry back financing, interest payable at a fixed rate of 7% per annum, paid in full in 2005	—	600

Total loans payable and other borrowings	$46,870	$54,419

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

NOTE 6 – SENIOR NOTES

In April 2004 we issued $130 million in aggregate principal amount of our 7% senior notes due 2014.  The notes were priced to us at a slight premium implying an interest rate to us of 6.99%.  At March 31, 2005, these notes totaled approximately $130.1 million, including unamortized premium.

In March 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees, of approximately $343.8 million.  The indenture which governs the new 6.25% senior notes contains covenants that are substantially similar to the covenants in the indentures which govern our existing 7% senior notes.

We used the proceeds from the issuance of the 6.25% senior notes to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011 and to pay down our bank credit facility.  In connection with this tender offer and repurchase, we recorded an after-tax one-time charge of approximately $19.5 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes.  Approximately $3.2 million in principal amount of the 9.75% senior notes remained outstanding at March 31, 2005.

At March 31, 2005 our outstanding 6.25% senior notes due 2015 totaled approximately $348.3 million, which includes unamortized discounts of approximately $1.7 million.

Our bank credit facility and senior notes contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the quarter ended March 31, 2005, we were in compliance with these covenants.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $254.2 million at March 31, 2005 as determined by borrowing base limitations defined by our agreement with the lending banks.  The revolving credit facility and senior notes restrict our ability to pay dividends, and at March 31, 2005, our maximum permitted amount available to pay dividends was approximately $68.1 million.

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

NOTE 7 – ACQUISITIONS, GOODWILL AND INTANGIBLES

 Colonial Homes of Florida Acquisition.  In February 2005, we purchased the homebuilding and related assets of Colonial Homes of Florida (“Colonial”), which primarily operates in the Fort Myers/Naples area.  The purchase price was approximately $66.0 million in cash.   The results of Colonial’s operations have been included in our consolidated financial statements as of the effective date of acquisition, February 1, 2005.

Goodwill and Intangibles.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisition of Colonial was recorded using the purchase method of accounting.  The purchase price was allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, and is subject to change when the Company finalizes its analysis.  The excess purchase price over the fair value of the net assets acquired of $22.5 million for Colonial was recorded as goodwill.

Intangible assets consist primarily of a non-compete agreement, a tradename and floor plan designs acquired in connection with our February 1, 2005 acquisition of Colonial.  These intangible assets were valued at the acquisition date utilizing accepted valuation procedures.  The non-compete agreement is being amortized over five years while our tradename and floor plan designs are being amortized over one year.  The acquired cost and accumulated amortization of the Company’s intangible assets was $2.8 million and $0.2 million at

March 31, 2005.  Amortization expense for the quarter ending March 31, 2005 was $0.2 million and is expected to be approximately $1.1 million in 2005, $0.5 million in 2006 and $0.4 million in 2007, 2008 and 2009, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2005, follow (in thousands):

Balance at December 31, 2003	$91,475
Goodwill acquired – Colonial acquisition	22,528
Increase due to earn-out agreements	453
Purchase accounting adjustments	(143)
Balance at March 31, 2005	$114,313

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2005 management performed its annual assessment of goodwill and determined that no impairment exists.

NOTE 8 – EARNINGS PER SHARE

A summary of the reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,
	2005 *	2004 *
	(in thousands, except per share amounts)

Basic average number of shares outstanding	26,218	26,468

Effect of dilutive securities:
Options to acquire common stock	1,966	1,636

Diluted average shares outstanding	28,184	28,104

Net earnings	$24,196	$26,919

Basic earnings per share	$.92	$1.02

Diluted earnings per share	$.86	$.96

Antidilutive stock options not included in the calculation of diluted earnings per share	—	—

* Amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

NOTE 9 – INCOME TAXES

Components of income tax expense are (in thousands):

	Three Months Ended March 31,
	2005	2004

Federal	$12,580	$14,658
State	1,945	1,886
Total	$14,525	$16,544

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The February 2005 acquisition of Colonial Homes and the January 2004 acquisition of Citation Homes resulted in the following changes in assets and liabilities during the first quarter of 2005 and 2004 (in thousands):

	2005	2004
Increase in real estate	$(47,010)	$(12,036)
Increase in deposits on real estate under option or contract	(1,343)	(1,870)
Increase in receivables and other assets	(1,065)	(747)
Increase in goodwill	(22,421)	(11,214)
Increase in intangibles	(2,763)	—
Increase in property and equipment	(327)	(89)
Increase in accounts payable and accrued liabilities	3,750	1,704
Increase in home sale deposits	5,223	87

Net cash paid for acquisition	$(65,956)	$(24,165)

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2005	2004
Cash paid during the period for:
Interest	$8,529	$977
Income taxes	$17,000	$6,373

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

Actual events and results may differ materially from those expressed in forward-looking statements due to a number of factors.  Risks identified in Exhibit 99.1 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004, including those under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results and Financial Condition” describe factors, among others, that could contribute to or cause such differences.  These factors may also affect our business generally and as a result, our stock and note prices may fluctuate dramatically.

Overview

We are a leading designer and builder of single-family homes in the rapidly growing Western and Southern states of Texas, Arizona, California, Nevada, Colorado and Florida.  We focus on providing a broad range of first-time, move-up, luxury and Active Adult homes to our targeted customer base.  We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989.  We entered the move-up market in the Las Vegas, Nevada area in 2002.  We entered the Inland Empire region of the greater Los Angeles area in January 2004 with our acquisition of Citation Homes of Southern California (Citation), and we began start-up operations in the Denver, Colorado and Orlando, Florida markets.  In February 2005, we acquired Colonial Homes, a homebuilder that serves the Fort Myers/Naples, Florida market.  In March 2005, we entered the Reno, Nevada market through a greenfield start-up operation.  With the addition of Reno, we now have a presence in 14 dynamic housing markets in the southern and western regions of the country.  We operate in these states, predominantly in one industry, homebuilding, and thus have only one single reportable segment.

Total home closing revenue was $550.9 million for the three months ended March 31, 2005, increasing $127.4 million, or 30% from $423.5 million for the same period last year.  Net earnings for the first quarter of 2005 decreased $2.7 million, or 10%, to $24.2 million from $26.9 million in the same quarter of 2004. This decrease was primarily due to a one-time bond refinancing charge related to a series of refinancing transactions.  We believe these transactions will enhance our liquidity and, in the long term, result in significant cash interest savings.  On March 2, 2005, we completed the sale of 1,035,000 shares of our common stock in a registered public offering resulting in net proceeds to the Company of approximately $69.7 million.  On March 10, 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commission, discounts and fees of approximately $343.8 million.  We used the proceeds from these transactions to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011.  In connection with this tender offer and repurchase, we incurred a one-time charge of $31.3 million, which reduced net earnings after-tax by $19.5 million and diluted earnings per share by $0.69.  Excluding this one-time charge, we would have reported net earnings of $43.7 million, an increase of 62% compared to the same period a year earlier.

Critical Accounting Policies

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for December 31, 2004.  Certain of these policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, and revenues and costs.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors which we believe to be reasonable under the circumstances.  We evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities, and the results of our operations.

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

Results Of Operations

The following discussion and analysis of financial condition and results of operations is based on our consolidated unaudited financial statements for the three months ended March 31, 2005 and 2004.  All material balances and transactions between us and our subsidiaries have been eliminated.  In management’s opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.  The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

Home Closing Revenue, Sales Contracts and Net Sales Backlog

                                                The data provided below presents operating and financial data regarding our homebuilding activities.

	Quarter Ended March 31,
	($ in thousands)
Home Closing Revenue	2005	2004	% Change
Total
Dollars	$550,947	$423,502	30%
Homes closed	1,787	1,569	14%
Average sales price	$308.3	$269.9	14%

Texas
Dollars	$155,955	$157,272	(1)%
Homes closed	717	730	(2)%
Average sales price	$217.5	$215.4	1%

Arizona
Dollars	$153,955	$97,932	57%
Homes closed	599	381	57%
Average sales price	$257.0	$257.0	—

California
Dollars	$194,487	$130,870	49%
Homes closed	345	307	12%
Average sales price	$563.7	$426.3	32%

Nevada
Dollars	$31,189	$37,428	(17)%
Homes closed	88	151	(42)%
Average sales price	$354.4	$247.9	43%

Florida
Dollars	$15,361	$ n/a	n/a
Homes closed	38	n/a	n/a
Average sales price	$404.2	$ n/a	n/a

	Quarter Ended March 31,
	($ in thousands)
Home Orders	2005	2004	% Change
Total
Dollars	$881,346	$591,999	49%
Homes ordered	2,639	2,193	20%
Average sales price	$334.0	$269.9	24%

Texas
Dollars	$212,601	$199,857	6%
Homes ordered	973	947	3%
Average sales price	$218.5	$211.0	4%

Arizona
Dollars	$272,849	$208,388	31%
Homes ordered	925	807	15%
Average sales price	$295.0	$258.2	14%

California
Dollars	$288,206	$159,831	80%
Homes ordered	474	365	30%
Average sales price	$608.0	$437.9	39%

Nevada
Dollars	$46,856	$23,923	96%
Homes ordered	129	74	74%
Average sales price	$363.2	$323.3	12%

Florida
Dollars	$60,834	$ n/a	n/a
Homes ordered	138	n/a	n/a
Average sales price	$440.8	$ n/a	n/a

	March 31,
	($ in thousands)
Order Backlog	2005	2004	% Change
Total
Dollars	$1,781,196	$900,242	98%
Homes in backlog	5,627	3,279	72%
Average sales price	$316.5	$274.5	15%

Texas
Dollars	$369,736	$284,004	30%
Homes in backlog	1,741	1,336	30%
Average sales price	$212.4	$212.6	—

Arizona
Dollars	$656,281	$348,815	88%
Homes in backlog	2,317	1,258	84%
Average sales price	$283.2	$277.3	2%

California
Dollars	$484,990	$227,290	113%
Homes in backlog	824	538	53%
Average sales price	$588.6	$422.5	39%

Nevada
Dollars	$94,870	$40,133	136%
Homes in backlog	278	147	89%
Average sales price	$341.3	$273.0	25%

Florida *
Dollars	$175,319	$ n/a	n/a
Homes in backlog	467	n/a	n/a
Average sales price	$375.4	$ n/a	n/a

* March 31, 2005 backlog includes 367 homes with a sales value of approximately $130 million from our February 2005 acquisition of Colonial Homes of Florida.

Home Closing Revenue

Home closing revenue increased 30% to $550.9 million in the first quarter of 2005 as compared to the same period a year ago, the result of a 14% rise in the number of homes closed to 1,787 and a 14% increase in the average selling price of those homes to approximately $308,300.  Our Arizona and California housing markets continue to be very strong as home closing revenue advanced 57% in Arizona and 49% in California compared to the same period a year ago, though wet weather conditions in those states delayed some of the deliveries we anticipated closing in the first quarter.  In the very competitive Texas housing market, weather delays also had some impact on home closing revenue in the first quarter and both revenue and closings were down slightly compared to the same period last year.  In Nevada, home closing revenue and the number of homes closed decreased compared to the same period a year ago.  These decreases can be attributed to the opening of new communities in Nevada lagging the close out of a number of communities in 2004.  In connection with our February 2005 acquisition of Colonial Homes of Florida, we closed 38 homes generating approximately $15.4 million of home closing revenue.  In the first quarter of 2005, we benefited from positive demographic factors in the Southern and Western United States, an increasing home ownership rate and favorable employment trends.

Home Orders

Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.  Historically, we have experienced a cancellation rate of approximately 25% of the gross sales, which we believe is consistent with industry norms.  There were 2,639 homes ordered in the first quarter of 2005 compared to 2,193 for the same period a year ago, representing a 20% increase.  Our Arizona, California and Nevada regions posted particularly strong results with 31%, 80% and 96% increase in the dollar value of homes ordered compared to the same period a year ago primarily due to healthy housing markets in all three states, as well as communities that are thoughtfully designed, in good locations and that meet the needs of our homebuyers.  In the California and Nevada housing markets, rising population and housing demand, combined with a restricted land supply are providing pricing power for homebuilders.  In addition, the introduction of several higher-priced communities in those states and their strong sales contributed to the increases in average selling prices.  In spite of intense competition in Texas, new home orders were up 3% over the prior year’s first quarter.  In Florida, through our acquisition of Colonial Homes, we exceeded our expectations by taking orders for 138 homes.

Order Backlog

Our backlog represents net sales contracts that have not yet closed.  We began 2005 with a very strong backlog and with a strong quarter of sales orders, our backlog at March 31, 2005 was 5,627 homes, an increase of 72% compared to the same period a year ago, with the dollar value of $1.8 billion, a 98% increase over March 31, 2004.  This increase in backlog is primarily due to the strong order demand along with pricing power we have in many of our markets and closings that were delayed due to first quarter wet weather conditions.  We believe that demand is still solid in Texas despite very competitive market conditions, which is illustrated by the fact that the number of homes in backlog is up 30% compared to the same quarter a year ago.  The dollar value of our Arizona, California, and Nevada order backlog increased 88%, 113% and 136%, respectively from the same period a year ago due to positive demographic factors, strong housing demand and an increase in the number of actively selling communities.  Our March 31, 2005 backlog includes 367 home orders valued at approximately $130 million in our Ft. Myers/Naples, Florida division that were acquired as part of the Colonial acquisition.  Excluding this order backlog, the number of homes in backlog rose 60%.  We had 147 actively selling communities at the end of the first quarter 2005, an increase of 14% as compared to March 31, 2004.

Other Operating Information

	Quarter Ended March 31,
	($in thousands)
	2005	2004
Home Closing Gross Profit
Dollars	$119,325	$83,163
Percent of home closing revenue	21.7%	19.6%

Commissions and Other Sales Costs
Dollars	$31,471	$25,833
Percent of home closing revenue	5.7%	6.1%

General and Administrative Costs
Dollars	$21,997	$16,056
Percent of total revenue	4.0%	3.8%

Income Taxes
Dollars	$14,525	$16,544
Percent of earnings before income taxes	37.5%	38.1%

Home Closing Gross Profit

At March 31, 2005, our home closing gross margin increased 2.1% from the same period a year ago primarily as a result of pricing power in many of our markets due to strong demand, and our ability to manage construction and land costs.

Commissions and Other Sales Costs

During the first quarter of 2005, our commissions and sales costs decreased from 6.1% of home closing revenue to 5.7% of home closing revenue.  This decrease is attributable primarily to our ability to leverage fixed and semi-fixed sales and marketing cost against a 30% increase in home closing revenue.

General and Administrative Costs

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative costs as a percent of total revenue remained relatively consistent in the first quarter of 2005 at 4.0% compared to 3.8% for the same period a year ago.

Income Taxes

The decrease in income tax expense to $14.5 million for the first quarter ended March 31, 2005 from $16.5 million in the prior year’s first quarter resulted from a decrease in pre-tax earnings resulting from a one-time bond refinancing charge as well as a lower effective tax rate resulting from the enactment of Internal Revenue Code Section 199, which provides for deductions relating to domestic production activities.  This decrease was partially offset by a higher state income tax rate due to increased activity in Florida.

Liquidity and Capital Resources

Our principal uses of capital for the quarter ended March 31, 2005 were the repurchase of our 9.75% senior notes, the acquisition of Colonial Homes, operating expenses, land and property purchases, lot development, home construction, income taxes, investments in joint ventures and the payment of various liabilities.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

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

We enter into various options and purchase contracts for land in the normal course of business.  Except for our specific performance options, none of these agreements require us to purchase lots.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts.  At March 31, 2005, we had entered into option purchase contracts with an aggregate purchase price of approximately $2.1 billion, on which we had made deposits of approximately $141.5 million in cash along with approximately $50.9 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

At March 31, 2005 there was no outstanding balance under our senior unsecured revolving credit facility and approximately $58.7 million was outstanding in letters of credit that collateralize our obligations under various land purchase and other contracts.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $254.2 million at March 31, 2005, as determined by borrowing base limitations defined by our agreement with the lending banks.

In March 2005, we completed the sale of 1,035,000 shares of our common stock in a registered public offering resulting in net proceeds to the Company of approximately $69.7 million.  In March 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees of approximately $343.8 million.  The indenture which governs the new 6.25% senior notes contains covenants that are substantially similar to the covenants in the indentures which govern our existing 7% senior notes.  Also in March 2005, we used the proceeds from these transactions to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011 and to pay down our bank credit facility.  In connection with this tender offer and repurchase, we incurred an after-tax one-time charge of approximately $19.5 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes.

At March 31, 2005, our outstanding 9.75% senior notes due 2011 totaled approximately $3.3 million, which includes unamortized premiums of approximately $0.1 million, our outstanding 7% senior notes due 2014 totaled approximately $130.1 million, which includes unamortized premiums of approximately $0.1 million and our outstanding 6.25% senior notes due 2015 totaled approximately $348.3 million, which includes unamortized discounts of approximately $1.7 million.

We believe that our current borrowing capacity, cash on hand and anticipated net cash flows from operations are and will be sufficient to meet liquidity needs for the foreseeable future.  We believe our future cash needs will include funds for the completion of projects that are underway, the maintenance of our day-to-day operations, and the acquisition or start-up of additional homebuilding operations, should the opportunities arise.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we incur may be limited by the terms of the indentures governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

Off-Balance Sheet Arrangements

Reference is made to Notes 1, 3 and 4 to the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.  These notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Seasonality

We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and semi-custom luxury products.  We expect this seasonal trend to continue, although it may vary if our operations continue to expand.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility.  The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates.  As of March 31, 2005, there was no outstanding balance under our senior revolving credit facility that is subject to changes in interest rates.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

 Our fixed rate debt is made up primarily of our $3.2 million in principal of our 9.75% senior notes, $130 million in principal of our 7% senior notes and $350 million in principal of our 6.25% senior notes.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings until we would be required to refinance such debt.

Our operations are interest rate sensitive.  As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing.  Higher interest rates could adversely affect our revenues, gross margins and net earnings and would also increase our variable rate borrowing costs.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management with the participation of our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  During the fiscal quarter covered by this Form 10-Q, except as discussed in the paragraphs below, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting:

As disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2004, in connection with the evaluation and audit of the Company’s consolidated financial statements for fiscal year 2004, we reported to our audit committee and our independent auditors a material weakness in our internal control over financial reporting relating to the balance sheet presentation of costs associated with models in our model lease program.

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

PART II - OTHER INFORMATION

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In November 2004, we announced that the Board of Directors had approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  As of March 31, 2005, we had not purchased any shares under this program.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

Item 6.           Exhibits

Exhibit		Page or
Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793

4.1	Indenture, dated March 10, 2005 relating to 6.25% senior notes due 2015	Incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2004

4.1.1	First Supplemental Indenture, dated April 18, 2005 (to indenture relating to 6.25% senior notes due 2015)	Incorporated by reference to Exhibit 4.4.1 of Form S-3 Registration Statement No. 333-123661

4.2	Third Supplemental Indenture, dated April 18, 2005 (to indenture relating to 7% senior notes due 2014)	Incorporated by reference to Exhibit 4.3.3 of Form S-3 Registration Statement No. 333-123661

4.3	Eighth Supplemental Indenture dated March 10, 2005 (to indenture relating to 9.75% senior notes due 2011)	Incorporated by reference to Exhibit 4.2.8 of Form 10-K for the year ended December 31, 2004

4.5	Registration Rights Agreement dated March 10, 2005 relating to 6.25% senior notes	Incorporated by reference to Exhibit 4.5 of Form 10-K for the year ended December 31, 2004

10.1	Sixth Amendment to Credit Agreement, dated April 29, 2005, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 2, 2005

Exhibit		Page or
Number	Description	Method of Filing

10.2	Master Transaction Agreement, dated February 9, 2005 relating to the acquisition of Colonial Homes	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated February 22, 2005

10.3	Deferred Bonus Agreement – 2004 Award Year – between the Company and Larry W. Seay	Filed herewith

10.4	Deferred Bonus Agreement – 2004 Award Year – between the Company and Richard T. Morgan	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer	Filed herewith

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Filed herewith

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Indenture, dated March 10, 2005 relating to 6.25% senior notes due 2015

4.1.1	First Supplemental Indenture, dated April 18, 2005 (to indenture relating to 6.25% senior notes due 2015)

4.2	Third Supplemental Indenture, dated April 18, 2005 (to indenture relating to 7% senior notes due 2014)

4.3	Eighth Supplemental Indenture dated March 10, 2005 (to indenture relating to 9.75% senior notes due 2011)

4.5	Registration Rights Agreement dated March 10, 2005 relating to 6.25% senior notes

10.1	Sixth Amendment to Credit Agreement, dated April 29, 2005, among the Company, Guaranty Bank, Bank One, NA, Fleet National Bank and the other lenders thereto

10.2	Master Transaction Agreement, dated February 9, 2005 relating to the acquisition of Colonial Homes

10.3	Deferred Bonus Agreement – 2004 Award Year – between the Company and Larry W. Seay

10.4	Deferred Bonus Agreement – 2004 Award Year – between the Company and Richard T. Morgan

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of John R. Landon, Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15(d)-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer

99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of May, 2005.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ LARRY W. SEAY
Larry W. Seay
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

By	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President-Controller (Principal Accounting Officer)