Form 10-Q
period 2005-06-30
Meritage Homes CORP
filed 2005-08-08
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Common shares outstanding as of August 1, 2005: 27,299,334.

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2005	2004

Assets
Cash and equivalents	$34,104	$47,876
Real estate	1,184,793	867,218
Real estate not owned	6,272	18,344
Deposits on real estate under option or contract	145,020	129,072
Receivables	18,186	15,974
Goodwill	113,907	91,475
Intangibles, net	2,278	—
Property and equipment, net	32,605	27,742
Prepaid expenses and other assets	15,976	16,749
Investments in unconsolidated entities	50,056	50,944

Total assets	$1,603,197	$1,265,394

Liabilities
Accounts payable	$146,018	$77,799
Accrued liabilities	138,073	135,590
Home sale deposits	61,998	41,537
Liabilities related to real estate not owned	5,429	14,780
Deferred tax liability, net	1,518	1,518
Loans payable and other borrowings	81,857	54,419
Senior notes	479,645	416,996

Total liabilities	914,538	742,639

Minority Interests	—	200

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 32,976,786 and 31,460,050 shares issued at June 30, 2005 and December 31, 2004, respectively *	330	315
Additional paid-in capital	292,283	209,630
Retained earnings	465,017	381,583
Treasury stock at cost, 5,704,452 shares *	(68,971)	(68,973)

Total stockholders’ equity	688,659	522,555

Total liabilities and stockholders’ equity	$1,603,197	$1,265,394

* All share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Home closing revenue	$651,783	$431,275	$1,202,730	$854,777
Land closing revenue	1,788	2,660	2,009	2,660
	653,571	433,935	1,204,739	857,437

Cost of home closings	(499,080)	(352,568)	(930,702)	(692,907)
Cost of land closings	(1,326)	(1,731)	(1,538)	(1,731)
	(500,406)	(354,299)	(932,240)	(694,638)

Home closing gross profit	152,703	78,707	272,028	161,870
Land closing gross profit	462	929	471	929
	153,165	79,636	272,499	162,799

Commissions and other sales costs	(35,869)	(25,996)	(67,340)	(51,829)
General and administrative expenses	(26,672)	(16,794)	(50,635)	(32,850)
Loss on extinguishment of debt	(197)	—	(31,477)	—
Other income, net	4,369	2,980	10,470	5,169

Earnings before provision for income taxes	94,796	39,826	133,517	83,289
Provision for income taxes	(35,557)	(15,189)	(50,082)	(31,733)

Net earnings	$59,239	$24,637	$83,435	$51,556

Earnings per common share:
Basic *	$2.19	$0.94	$3.13	$1.95
Diluted *	$2.05	$0.89	$2.92	$1.84

* Amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$83,435	$51,556
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,024	5,764
Write-off of senior note issuance cost	4,977
Increase in deferred tax asset	—	(239)
Tax benefit from stock option exercises	8,168	1,701
Equity in earnings from unconsolidated entities	(6,514)	(1,491)
Distributions of income from unconsolidated entities	6,934	1,975
Changes in assets and liabilities, net of effect of acquisition:
Increase in real estate	(250,249)	(65,584)
Increase in deposits on real estate under option or contract	(16,451)	(15,857)
Increase in receivables and prepaid expenses and other assets	(2,562)	(339)
Increase (decrease) in accounts payable and accrued liabilities	70,822	(11,193)
Increase in home sale deposits	15,238	13,013
Net cash used in operating activities	(78,178)	(20,694)

Cash flows from investing activities:
Investments in unconsolidated entities	(19,101)	(10,929)
Cash paid for acquisitions	(66,220)	(24,165)
Cash paid for earnout agreements	—	(1,805)
Purchases of property and equipment	(11,009)	(8,648)
Proceeds from sales of property and equipment	446	—
Net cash used in investing activities	(95,884)	(45,547)

Cash flows from financing activities:
Proceeds from loans payable and other borrowings	1,350,600	776,000
Repayments of loans payable and other borrowings	(1,323,162)	(815,100)
Proceeds from issuance of senior notes, net	343,836	130,000
Purchase of treasury stock	—	(19,853)
Payments for repurchase of senior notes	(285,472)	—
Proceeds from sale of common stock, net	69,699	—
Proceeds from stock option exercises	4,789	2,130
Net cash provided by financing activities	160,290	73,177

Net (decrease) increase in cash and equivalents	(13,772)	6,936
Cash and equivalents at beginning of period	47,876	4,799
Cash and equivalents at end of period	$34,104	$11,735

See supplemental disclosures of cash flow information at Note 10.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

        Organization.  We are a leading designer and builder of single-family homes in the rapidly growing Western and Southern states of Texas, Arizona, California, Nevada, Colorado and Florida.  We focus on providing a broad range of first-time, move-up, luxury and active adult homes to our targeted customer base.  We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989.  We entered the move-up market in the Las Vegas, Nevada area in 2002 with our acquisition of PermaBilt Homes and the Inland Empire region of the greater Los Angeles area in January 2004 with our acquisition of Citation Homes of Southern California (Citation).  We began greenfield start-up operations in the Denver, Colorado and Orlando, Florida markets in 2004, and in February 2005, we acquired Colonial Homes, a homebuilder that serves the Fort Myers/Naples, Florida market.  In March 2005, we entered the Reno, Nevada market through a greenfield start-up operation.

        We operate in Texas as Legacy Homes, Monterey Homes and Hammonds Homes; in Arizona as Meritage Homes and Monterey Homes; in Florida as Meritage Homes and Colonial Homes and in Northern California, Nevada and Colorado as Meritage Homes.  At June 30, 2005, we were actively selling homes in 163 communities, with base prices ranging from $99,000 to $940,000.

        Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and variable interest entities (see Note 3) in which we are deemed the primary beneficiary (the “Company”). Intercompany balances and transactions have been eliminated in consolidation and certain amounts have been reclassified to be consistent with current financial statement presentation.  In our consolidated statement of cash flows for the six months ended June 30, 2005, we changed the classification of distributions of income from unconsolidated entities to present such changes as an operating activity.  We previously presented such changes as investing activity.  In the accompanying consolidated statements of cash flows for the six months ended June 30, 2004, we reclassified changes in balances of distributions of income from unconsolidated entities to be consistent with our 2005 presentation which resulted in a $2.0 million increase to operating cash flows and a corresponding decrease to investing cash flows from the amounts previously reported.  In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods.  These financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.

        The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets.  Because each of our geographic homebuilding regions has similar economic characteristics, housing products and class of prospective buyers, the geographic homebuilding regions have been aggregated into a single homebuilding segment.

        Stock-Based Compensation.  At June 30, 2005, we had a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our common stock.  We currently apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant is greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans, which we have adopted.  We have not issued options with exercise prices below the market value on the date of the grant; therefore, no compensation expense for our stock-based plan has been recognized.  Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per common share would have been reduced to the following pro forma amounts.  For the purpose of this disclosure, the value of the options is estimated by applying a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004 *	2005	2004 *
		(in thousands, except per share amounts)
Net earnings	As reported	$59,239	$24,637	$83,435	$51,556
	Deduct**	(1,989)	(1,179)	(3,355)	(2,037)
	Pro forma	$57,250	$23,458	$80,080	$49,519

Basic earnings per share	As reported	$2.19	$0.94	$3.13	$1.95
	Pro forma	$2.11	$0.89	$3.00	$1.88

Diluted earnings per share	As reported	$2.05	$0.89	$2.92	$1.84
	Pro forma	$1.98	$0.85	$2.81	$1.77

*                     Per share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

**              Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

      The fair value for options granted in the first half of 2005 and 2004 was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Six Months Ended June 30
	2005	2004
Expected dividend yield	0%	0%
Risk-free interest rate	4.43%	4.42%
Expected volatility	52%	53%
Expected life (in years)	7	7
Weighted average fair value of options	$34.44	$18.39

        We have generally granted options only to employees and non-employee directors.  To date, the amount of compensation expense recorded in association with granting options to other individuals has not been material.

        Common Stock Repurchase.  In August 2004, the Board of Directors approved a stock buyback program authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  As of June 30, 2005, we had not purchased any shares under this program.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

        Off-Balance Sheet Arrangements.  We often acquire finished homesites at market prices from various development entities under fixed price purchase agreements.  We consider this lot acquisition strategy, which reduces the financial requirements and risks associated with direct land ownership and land development, an important aspect of our business model.  We are subject to customary obligations associated with these purchase agreements, which typically require us to make deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the agreement.  Often, we contract to complete a project at a fixed cost on behalf of the development entity and are at risk for items over budget related to land development on property we have under contract.  As of June 30, 2005, we had entered into purchase agreements with an aggregate purchase price of approximately $2.2 billion, by making deposits of approximately $145.0 million in the form of cash, most of which is non-refundable, and approximately $52.2 million in letters of credit.

        Occasionally, we enter into land development joint ventures.  We and/or our joint venture partners occasionally provide limited repayment guarantees on debt of certain unconsolidated entities on a pro rata share basis.  As of June 30, 2005, we had limited repayment guarantees of approximately $15.6 million.

        We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders.  In some instances, these indemnities are subject to caps.  These indemnities obligate us to reimburse the project lenders only for claims related to environmental matters for which such lenders are held responsible.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain an independent environmental review from outside consultants.

        Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of June 30, 2005, we had approximately $20.6 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

        We also obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At June 30, 2005, we had approximately $9.1 million in outstanding letters of credit and $189.2 million in performance bonds for such purposes.  We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$16,300	$9,987	$14,967	$9,253
Additions to reserve	3,656	2,143	7,202	4,414
Warranty claims and expenses	(2,738)	(1,769)	(4,951)	(3,306)
Balance, end of period	$17,218	$10,361	$17,218	$10,361

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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	June 30, 2005	December 31, 2004

Homes under contract under construction	$725,550	$492,378
Finished home sites and home sites under development	325,252	263,041
Unsold homes, completed and under construction	62,666	53,098
Model homes	23,884	1,294
Model home lease program	43,657	53,819
Land held for development	3,784	3,588
	$1,184,793	$867,218

        We capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of home closings when the related property is delivered.  Certain information regarding interest follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Capitalized interest, beginning of period	$21,902	$14,583	$19,701	$13,074
Interest incurred and capitalized	9,710	9,441	19,839	17,632
Amortization to cost of home closings	(9,583)	(7,217)	(17,511)	(13,899)
Capitalized interest, end of period	$22,029	$16,807	$22,029	$16,807

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

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

        Based on the provisions of FIN 46R, we have concluded that when we enter into option or purchase agreements to acquire land or lots from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created where the fair value of the land or lots under contract by us are not more than half of the total fair value of the entity’s assets, we are not deemed to be the primary beneficiary of the VIE and therefore do not consolidate the assets on our consolidated financial statements. For each VIE created where the fair value of the land or lots under contract by us are more than half of the total fair value of the entity’s assets, then we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R.  If we are deemed to be the primary beneficiary of the VIE, because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements.  Not all of our purchase or option agreements are determined to be VIEs.

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

        Creditors, if any, of the entities with which we have option agreements have no recourse against us.  In most cases, the maximum exposure to loss in our option agreements is limited to our option deposit.  Often, we are at risk for items over budget related to land development on property we have under option.  In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner.  Some of our option deposits may be refundable if certain contractual conditions are not performed by the party selling the lots.

        The table below presents a summary of our lots under option at June 30, 2005 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Specific performance options (1)	103	$4,846	$4,846	$532	$—
Options recorded on balance sheet(2)	19	1,426	1,466	311	—
Total options recorded on balance sheet as real estate not owned (3)	122	6,272	6,312	843	—

Option contracts not recorded on balance sheet — non-refundable deposits (3)	27,159	$—	$1,586,611	$120,138	$52,185
Purchase contracts not recorded on balance sheet — non-refundable deposits (3)	13,661	—	441,559	21,875	—
Purchase contracts not recorded on balance sheet — refundable deposits (4)	4,422	—	218,033	3,007	—
Total options not recorded on balance sheet	45,242	—	2,246,203	145,020	52,185
Total lots under option or contract	45,364	$6,272	$2,252,515	$145,863	$52,185

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

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

        We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  We had equity investments of 50% or less and did not have controlling financial interests in these unconsolidated entities at June 30, 2005.  Our joint venture partners generally are unrelated homebuilders, land sellers or other real estate investor entities.  We also enter into mortgage and title business joint ventures from time to time.  These unconsolidated entities follow accounting principles generally accepted in the United States of America and we share in their profits and losses generally in accordance with our ownership interests.

        We and/or our joint venture partners usually obtain certain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated joint ventures.  Option prices are generally negotiated prices that approximate market value when we enter into the option contract.  Our share of the joint venture earnings is deferred until homes are delivered by us and title passes to a homebuyer. At such time, we allocate our joint venture earnings to the land acquired by us as a reduction in the basis of the property. Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	June 30, 2005	December 31, 2004
Assets:
Cash	$9,191	$8,689
Real estate	163,364	227,104
Other assets	24,708	13,026
Total assets	$197,263	$248,819

Liabilities and equity:
Accounts payable and other liabilities	$24,371	$13,284
Notes and mortgages payable	94,484	145,209
Equity of:
Meritage	37,391	40,785
Others	41,017	49,541
Total liabilities and equity	$197,263	$248,819

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$52,868	$3,533	$83,535	$7,209
Costs and expenses	38,546	1,918	59,376	3,805
Net earnings of unconsolidated entities	$14,322	$1,615	$24,159	$3,404

Meritage’s share of pre-tax earnings	$3,137	$1,058	$7,598	$1,491

        Our share of net earnings, including any applicable management fees, but excluding earnings related to properties acquired by us, is recorded in “Other income, net” on our consolidated statements of earnings.

        At June 30, 2005 and December 31, 2004, our investments in unconsolidated entities includes $1.1 million and $2.9 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized to equity of earnings of unconsolidated entities over the lives of the respective joint ventures.  Amortization was $1.1 million for the three and six months ended June 30, 2005.  There was no amortization recorded in 2004.

        In addition to joint ventures accounted for under the equity method summarized in the above table, at June 30, 2005, and December 31, 2004, our investments in unconsolidated entities included joint ventures recorded under the cost method.  These joint ventures have obtained large parcels of land and were formed to perform off-site development work and to sell lots to the joint venture members.  As of June 30, 2005, and December 31, 2004, our investments in unconsolidated entities recorded under the cost method were $11.6 and $7.3 million, respectively. As of June 30, 2005, we have not recorded any income or distributions from these joint ventures.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consist of the following (in thousands):

	June 30, 2005	December 31, 2004
$400 million unsecured revolving credit facility maturing May 2009 with extension provisions, and interest payable monthly approximating LIBOR plus 2.0% or prime. The rates ranged from 5.34% to 6.25% at June 30, 2005.	$38,200	$—

Model home lease program, with interest in the form of lease payments payable monthly approximating LIBOR (approximately 3.512% at June 30, 2005) plus 2.5%	43,657	53,819

Acquisition and development seller carry back financing, paid in full in 2005	—	600

Total loans payable and other borrowings	$81,857	$54,419

        During January 2005 we determined that the construction costs and related debt associated with model homes which are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheets.  We do not legally own the model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes.  Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell such model home to a third-party home buyer.  Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which is generally between one and three years from the origination of the lease.

        Our revolving credit facility contains covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the quarter ended June 30, 2005, we were in compliance with these covenants.  After considering our most restrictive bank covenants, our borrowing availability under the revolving credit facility was approximately $300.5 million at June 30, 2005 as determined by borrowing base limitations defined by our agreement with the lending banks.  The revolving credit facility restricts our ability to pay dividends, and at June 30, 2005, our maximum permitted amount available to pay dividends was approximately $85.4 million.

NOTE 6 — SENIOR NOTES

        In April 2004 we issued $130 million in aggregate principal amount of our 7% senior notes due 2014.  The notes were priced to us at a slight premium implying an interest rate to us of 6.99%.  At June 30, 2005 and December 31, 2004, these notes totaled approximately $130.1 million, including unamortized premium of approximately $0.1 million.

        In March 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees, of approximately $343.8 million.  At June 30, 2005, our outstanding 6.25% senior notes due 2015 totaled approximately $348.3 million, which includes unamortized discounts of approximately $1.7 million.

        During the first quarter of 2005, we used the proceeds from the issuance of the 6.25% senior notes to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011 and to pay down our bank credit facility.  The balance of these notes outstanding at December 31, 2004 was $286.9 million, including $6.9 million of unamortized premium.  In connection with this tender offer and repurchase, we recorded an after-tax one-time charge of approximately $19.5 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes.  During the second quarter of 2005, we subsequently repurchased $2.0 million of our outstanding 9.75% senior notes and incurred an after-tax charge of $0.1 million for premiums, commissions and expenses.  Approximately $1.2 million in aggregate principal amount of the 9.75% senior notes remained outstanding at June 30, 2005.

        Our senior notes contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the quarter ended June 30, 2005, we were in compliance with these covenants.

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

NOTE 7 — ACQUISITIONS, GOODWILL AND INTANGIBLES

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

        Goodwill and Intangibles.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisition of Colonial was recorded using the purchase method of accounting.  The purchase price was allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  The excess purchase price over the fair value of the net assets acquired of $22.1 million for Colonial was recorded as goodwill.

        The changes in the carrying amount of goodwill for the six months ended June 30, 2005, follow (in thousands):

Balance at December 31, 2004	$91,475
Goodwill acquired — Colonial acquisition	22,111
Increase due to earn-out agreements	668
Purchase accounting adjustments	(347)
Balance at June 30, 2005	$113,907

        Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2005 management performed its annual assessment of goodwill and determined that no impairment exists.

        Intangible assets consist primarily of a non-compete agreement, a tradename and floor plan designs acquired in connection with our February 1, 2005 acquisition of Colonial.  These intangible assets were valued at the acquisition date utilizing accepted valuation procedures.  The non-compete agreement is being amortized over five years while the tradename and floor plan designs are being amortized over one year.  The acquired cost and accumulated amortization of the Company’s intangible assets was $2.8 million and $0.5 million, respectively, at June 30, 2005.  Amortization expense for the quarter ending June 30, 2005 was $0.3 million, and is expected to be approximately $0.6 million in the second half of 2005, $0.5 million in 2006 and $0.4 million per year in 2007, 2008 and 2009.

NOTE 8 — EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 *	2005	2004 *

Basic average number of shares outstanding	27,110	26,292	26,664	26,380

Effect of dilutive securities:
Options to acquire common stock	1,796	1,532	1,881	1,584

Diluted average shares outstanding	28,906	27,824	28,545	27,964

Net earnings	$59,239	$24,637	$83,435	$51,556

Basic earnings per share	$2.19	$0.94	$3.13	$1.95

Diluted earnings per share	$2.05	$0.89	$2.92	$1.84

No antidilutive stock options were included in the calculation of diluted earnings per share.

* Amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

NOTE 9 — INCOME TAXES

        Components of the provision for income taxes for the three and six months ended June 30, 2005 and 2004 are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Federal	$30,813	$13,452	$43,393	$28,110
State	4,744	1,737	6,689	3,623
Total	$35,557	$15,189	$50,082	$31,733

NOTE 10 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        The February 2005 acquisition of Colonial Homes and the January 2004 acquisition of Citation Homes resulted in the following changes in assets and liabilities during the first six months of 2005 and 2004 (in thousands):

	2005	2004
Increase in real estate	$(47,592)	$(12,036)
Increase in deposits on real estate under option or contract	(1,343)	(1,870)
Increase in receivables and other assets	(1,065)	(747)
Increase in goodwill	(22,111)	(11,214)
Increase in intangibles	(2,763)	—
Increase in property and equipment	(327)	(89)
Increase in accounts payable and accrued liabilities	3,758	1,704
Increase in home sale deposits	5,223	87
Net cash paid for acquisition	$(66,220)	$(24,165)

	Six Months Ended June 30,
	2005	2004
Cash paid during the period for:
Interest	$14,510	$15,677
Income taxes	$35,448	$36,948

Non-cash distributions from unconsolidated entities	$19,863	$832

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements.  The words “believe,” “expect,” “anticipate,” “forecast”, “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All statements other than forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenue, income or loss, capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; plans relating to our products or services, acquisitions, and new or planned development projects; the demand for and pricing of our homes; the expected outcome of legal proceedings against us; the growth potential of the markets we operate in; the sufficiency of our capital resources to support our growth strategy; the impact of new accounting standards; the likelihood that performance or surety bonds will be called; the sufficiency of our warranty reserves and our ability to continue positive operative results in light of current economic and political conditions, as well as assumptions related to the foregoing.

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

Overview

        We are a leading designer and builder of single-family homes in the rapidly growing Western and Southern states of Texas, Arizona, California, Nevada, Colorado and Florida.  We focus on providing a broad range of first-time, move-up, luxury and active adult homes to our targeted customer base.  We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989.  We entered the move-up market in the Las Vegas, Nevada area in 2002 with our acquisition of PermaBilt Homes and the Inland Empire region of the greater Los Angeles area in January 2004 with our acquisition of Citation Homes of Southern California (Citation).  We began greenfield start-up operations in the Denver, Colorado and Orlando, Florida markets in 2004, and in February 2005, we acquired Colonial Homes, a homebuilder that serves the Fort Myers/Naples, Florida market.  In March 2005, we entered the Reno, Nevada market through a greenfield start-up operation.  With the addition of Reno, we now have a presence in 14 dynamic housing markets in the western and southern regions of the country.  We operate in these states, predominantly in one industry, homebuilding, and thus have only one single reportable segment.

        Total home closing revenue was $651.8 million for the three months ended June 30, 2005, increasing $220.5 million, or 51% from $431.3 million for the same period last year.  Net earnings for the second quarter of 2005 increased $34.6 million, or 140%, to $59.2 million from $24.6 million in the same quarter of 2004.

Critical Accounting Policies

        We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for December 31, 2004.  Certain of these policies involve significant judgments, assumptions and estimates by management that have a material impact on revenues and costs and on the carrying value of certain assets and liabilities.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors which we believe to be reasonable under the circumstances.  We evaluate our judgments and assumptions on an on-going basis. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on our results of operations and on the carrying values of assets and liabilities.

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

Results of Operations

        The following discussion and analysis of financial condition and results of operations is based on our consolidated unaudited financial statements for the three and six months ended June 30, 2005 and 2004.  All material balances and transactions between us and our subsidiaries have been eliminated.  In management’s opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.  The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

Home Closing Revenue, Home Orders and Order Backlog

        The information below presents operating and financial data regarding our homebuilding activities (dollars in thousands).

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Home Closing Revenue	2005	2004	Change	2005	2004	Change
Total
Dollars	$651,783	$431,275	51%	$1,202,730	$854,777	41%
Homes closed	2,095	1,620	29%	3,882	3,189	22%
Average sales price	$311.1	$266.2	17%	$309.8	$268.0	16%

Texas
Dollars	$184,229	$160,377	15%	$340,184	$317,649	7%
Homes closed	856	741	16%	1,573	1,471	7%
Average sales price	$215.2	$216.4	(1)%	$216.3	$215.9	**

Arizona
Dollars	$194,108	$115,535	68%	$348,063	$213,467	63%
Homes closed	745	473	58%	1,344	854	57%
Average sales price	$260.5	$244.3	7%	$259.0	$250.0	4%

California
Dollars	$228,412	$123,840	84%	$422,899	$254,710	66%
Homes closed	379	294	29%	724	601	20%
Average sales price	$602.7	$421.2	43%	$584.1	$423.8	38%

Nevada
Dollars	$25,493	$31,523	(19)%	$56,682	$68,951	(18)%
Homes closed	66	112	(41)%	154	263	(41)%
Average sales price	$386.3	$281.5	37%	$368.1	$262.2	40%

Florida *
Dollars	$19,541	n/a	n/a	$34,902	n/a	n/a
Homes closed	49	n/a	n/a	87	n/a	n/a
Average sales price	$398.8	n/a	n/a	$401.2	n/a	n/a

*         The number and dollar amount of homes closed include the effect of the Colonial Homes of Florida acquisition in February 2005.

**    Less than 1%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Home Orders	2005	2004	Change	2005	2004	Change
Total
Dollars	$1,005,611	$700,142	44%	$1,886,957	$1,292,141	46%
Homes ordered	2,931	2,556	15%	5,570	4,749	17%
Average sales price	$343.1	$273.9	25%	$338.8	$272.1	25%

Texas
Dollars	$243,490	$220,056	11%	$456,091	$419,913	9%
Homes ordered	1,067	1,022	4%	2,040	1,969	4%
Average sales price	$228.2	$215.3	6%	$223.6	$213.3	5%

Arizona
Dollars	$313,146	$262,004	20%	$585,995	$470,392	25%
Homes ordered	973	1,056	(8)%	1,898	1,863	2%
Average sales price	$321.8	$248.1	30%	$308.7	$252.5	22%

California
Dollars	$320,027	$185,725	72%	$608,233	$345,556	76%
Homes ordered	563	387	45%	1,037	752	38%
Average sales price	$568.4	$479.9	18%	$586.5	$459.5	28%

Nevada
Dollars	$80,788	$32,357	150%	$127,644	$56,280	127%
Homes ordered	221	91	143%	350	165	112%
Average sales price	$365.6	$355.6	3%	$364.7	$341.1	7%

Florida
Dollars	$45,138	n/a	n/a	$105,972	n/a	n/a
Homes ordered	99	n/a	n/a	237	n/a	n/a
Average sales price	$455.9	n/a	n/a	$447.1	n/a	n/a

Colorado
Dollars	$3,022	n/a	n/a	$3,022	n/a	n/a
Homes ordered	8	n/a	n/a	8	n/a	n/a
Average sales price	$377.8	n/a	n/a	$377.8	n/a	n/a

	At June 30,		%
Order Backlog	2005	2004	Change
Total
Dollars	$2,135,024	$1,169,109	83%
Homes in backlog	6,463	4,215	53%
Average sales price	$330.3	$277.4	19%

Texas
Dollars	$428,997	$343,683	25%
Homes in backlog	1,952	1,617	21%
Average sales price	$219.8	$212.5	3%

Arizona
Dollars	$775,319	$495,284	57%
Homes in backlog	2,545	1,841	38%
Average sales price	$304.6	$269.0	13%

California
Dollars	$576,605	$289,175	99%
Homes in backlog	1,008	631	60%
Average sales price	$572.0	$458.3	25%

Nevada
Dollars	$150,165	$40,967	267%
Homes in backlog	433	126	244%
Average sales price	$346.8	$325.1	7%

Florida *
Dollars	$200,916	n/a	n/a
Homes in backlog	517	n/a	n/a
Average sales price	$388.6	n/a	n/a

Colorado
Dollars	$3,022	n/a	n/a
Homes in backlog	8	n/a	n/a
Average sales price	$377.8	n/a	n/a

* The number and dollar amount of homes in backlog include the effect of the Colonial Homes of Florida acquisition in February 2005.

Home Closing Revenue.

        Home closing revenue for the quarter ended June 30, 2005 increased 51% to $651.8 million compared to the same period a year ago, the result of a 29% increase in the number of homes closed to 2,095 and a 17% increase in the average selling price of those homes to approximately $311,100.  The housing markets in California and Arizona continue to expand and to be very strong as evidenced by an increase in home closing revenue of 84% in California and 68% in Arizona as compared to the same period a year ago.  Home closing revenue and the number of homes closed were up 15% and 16%, respectively, in the very competitive Texas housing market.  Home closing revenue and the number of homes closed decreased 19% and 41% compared to the same period a year ago in Nevada, which can be attributed to the opening of new communities lagging the close out of a number of communities for sales in 2004.  The housing market in Nevada remains strong, and we anticipate future growth in that market.  In Florida, we closed 49 homes during the second quarter of 2005 generating $19.5 million in home closing revenue in connection with our February 2005 acquisition of Colonial Homes of Florida.  In the second quarter of 2005, we benefited from very strong housing markets driven by low interest rates, positive demographic factors in the Southern and Western United States, an increasing home ownership rate and overall favorable employment trends.

Home Orders.

Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.  Historically, we have experienced a cancellation rate of approximately 25% of the gross sales, which we believe is consistent with industry norms.  In the second quarter of 2005, we generated 2,931 new home orders compared to 2,556 for the same period a year ago, representing an increase of 15%.  The dollar value of homes ordered reached $1.0 billion for the first-time in our history for any one quarter, an increase of 44% in the second quarter of 2005 compared to the prior years second quarter.  Due to healthy housing markets coupled with communities that are thoughtfully designed and in good locations, our Nevada and California regions posted particularly strong results with 150% and 72% increases in the dollar value of homes ordered compared to the same period a year ago.  In some cases, rising population and housing demand, combined with a constrained land supply are contributing to provide pricing power for our Nevada, California and Arizona divisions.  In addition, the introduction of several higher-priced communities in Arizona and California contributed to the increases in the average selling prices of homes ordered by 30% and 18%, respectively, compared to the same period a year ago.  The dollar value of homes ordered was up 11% in the very competitive Texas housing market with a 4% increase in the number of homes ordered, compared to the same period a year ago.  In Florida, through our acquisition of Colonial Homes and our Orlando greenfield start-up operation, we took 99 home orders, exceeding our expectations for the quarter.  In our greenfield start-up operation in Colorado we took our first home orders in the second quarter of 2005.

Order Backlog.

Our backlog represents net sales contracts that have not yet closed.  We began 2005 with a strong backlog, and driven by our high volume of sales orders in the first six months of 2005, our backlog at June 30, 2005 was $2.1 billion, an increase of 83% compared to the same time a year ago, with the number of homes in backlog increasing 53% to 6,463 compared to June 30, 2004.  The increase in backlog at June 30, 2005 is primarily due to the strong order demand over the past six months along with pricing power we have in many of our markets.  The dollar value of our Nevada, California and Arizona order backlog at June 30, 2005 increased 267%, 99% and 57%, respectively, from the same time a year ago due to positive demographic factors, favorable employment trends, strong housing demand, a limited supply of buildable land in some of our markets and an increase in the number of actively selling communities.  Despite very competitive market conditions, we believe that demand is still strong in Texas, which is illustrated by the fact that the number of homes in backlog is up 21% compared to the same time a year ago.  Through our February 2005 acquisition of Colonial Homes of Florida based in Fort Meyers, and sales orders to date since the acquisition combined with our greenfield start-up operation in Orlando has produced a backlog valued at $200.9 million, consisting of 517 homes.  We had 163 actively selling communities at the end of the second quarter 2005, an increase of 19% compared to June 30, 2004 and an increase of 17% over December 31, 2004.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Home Closing Gross Profit
Dollars	$152,703	$78,707	$272,028	$161,870
Percent of home closing revenue	23.4%	18.3%	22.6%	18.9%

Commissions and Other Sales Costs
Dollars	$35,869	$25,996	$67,340	$51,829
Percent of home closing revenue	5.5%	6.0%	5.6%	6.1%

General and Administrative Costs
Dollars	$26,672	$16,794	$50,635	$32,850
Percent of total revenue	4.1%	3.9%	4.2%	3.8%

Income Taxes
Dollars	$35,557	$15,189	$50,082	$31,733
Percent of earnings before income taxes	37.5%	38.1%	37.5%	38.1%

Home Closing Gross Profit.

        Our home closing gross margin increased to 23.4% and 22.6% for the three and six months ended June 30, 2005, respectively, compared to the same period a year ago, primarily as a result of pricing power in California, Nevada and Arizona, and our ability to manage our construction and land costs.  In some of our markets, due to high demand for our homes, we are limiting the number of lots released for sale and have increased prices in several of our communities in order to better manage our gross margin and backlog.

Commissions and Other Sales Costs.

        For the three and six months ended June 30, 2005, our commissions and sales costs as a percentage of home closing revenue decreased from 6.0% and 6.1%, respectively, to 5.5% and 5.6%, primarily due to our strong housing markets, which has reduced the involvement of external real estate agents which incur higher commission costs than our internal sales force.

General and Administrative Costs.

        General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative costs as a percent of total revenue remained relatively consistent for the three months ended June 30, 2005, compared to the same period a year ago.  For the six-month period ended June 30, 2005, general and administrative costs increased as a percentage of total revenue primarily due to our greenfield start-up operations in Reno, Denver and Orlando, combined with additional overhead costs across the Company to support future growth.

Income Taxes.

        The decrease in the effective tax rate to 37.5% for both the quarter and year ended June 30, 2005, from 38.1% in the prior year is primarily attributable to a tax benefit from the enactment of Internal Revenue Code Section 199, which provides for a deduction for domestic production activities.  This decrease was partially offset by a higher state income tax rate due to increased activity in Florida.

Loss on Extinguishment of Debt

        During the first quarter of 2005, we used the proceeds from the issuance of $350 million aggregate principal amount of 6.25% senior notes due 2015 to repurchase approximately $276.8 million of our 9.75% senior notes due 2011.  In connection with this tender offer and repurchase, we incurred a charge of $31.5 million for premiums, commissions and expenses associated with the tender offer, net of accretion of existing premiums on the 9.75% senior notes.

Liquidity and Capital Resources

        Our principal uses of capital for the quarter ended June 30, 2005 were operating expenses, land and property purchases, lot development, home construction, income taxes, investments in joint ventures and the payment of various liabilities.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

        Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings.  Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities.  Because these costs are capitalized, income reported for financial statement purposes during those early stages may significantly exceed cash flow.  In the later stages of development, future cash flows may significantly exceed earnings reported for financial statement purposes, as cost of closings includes charges for substantial amounts of previously expended costs.

        We enter into various options and purchase contracts for land in the normal course of business.  Except for our specific performance options, none of these agreements require us to purchase lots.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts.  At June 30, 2005, our total option purchase contracts had an aggregate purchase price of approximately $2.3 billion, on which we had made deposits of approximately $145.9 million in cash along with approximately $52.2 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 — Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

        At June 30, 2005 there was approximately $38.2 million outstanding under our senior unsecured revolving credit facility and approximately $61.3 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts.  After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $300.5 million at June 30, 2005, as determined by borrowing base limitations defined by our agreement with the lending banks.

        At June 30, 2005, our outstanding 9.75% senior notes due 2011 totaled approximately $1.2 million, our outstanding 7% senior notes due 2014 totaled approximately $130.1 million, which includes unamortized premiums of approximately $0.1 million and our outstanding 6.25% senior notes due 2015 totaled approximately $348.3 million, which includes unamortized discounts of approximately $1.7 million.

        We believe that our current borrowing capacity, cash on hand and anticipated net cash flows from operations are and will be sufficient to meet liquidity needs for the foreseeable future.  We believe our future cash needs will include funds for the completion of projects that are underway, the acquisition of land and property for new projects, the maintenance of our day-to-day operations, and the acquisition or start-up of additional homebuilding operations, should the opportunities arise.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we incur may be limited by the terms of the indentures governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

Off-Balance Sheet Arrangements

Reference is made to Notes 1, 3 and 4 in the accompanying Notes to consolidated financial statements included in this Form 10-Q.  These notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility.  The interest rate relative to this borrowing fluctuates with the prime and Eurodollar lending rates.  As of June 30, 2005, there was no outstanding balance under our senior revolving credit facility that is subject to changes in interest rates.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

         Our fixed rate debt is made up primarily of our $1.2 million in principal of our 9.75% senior notes, $130 million in principal of our 7% senior notes and $350 million in principal of our 6.25% senior notes.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings until we would be required to refinance such debt.

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

Item 1.  Legal Proceedings

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

Item 2.  Unregistered Sales of Equity and Use of Proceeds

        In November 2004, we announced that the Board of Directors had approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  As of June 30, 2005, we had not purchased any shares under this program.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

Item 4.  Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held on May 11, 2005.  At the Annual Meeting, the stockholders elected John R. Landon, Robert G. Sarver, Peter L. Ax, C. Timothy White and Gerald W. Haddock to serve as Directors for a two-year term, and elected Richard T. Burke, Sr. to serve as Director for a one-year term. Steven J. Hilton, Raymond (Ray) Oppel and William G. Campbell continued as Directors after the meeting.

        Stockholders holding 25,540,981 shares or 94.6% of the outstanding shares were present in person or by proxy at the Annual Meeting.  The tabulation with respect to each nominee for director follows:

	Votes For	Votes Against or Withheld
John R. Landon	23,425,756	2,115,225
Robert G. Sarver	23,330,329	2,210,652
Peter L. Ax	24,439,396	1,101,585
C. Timothy White	23,122,184	2,418,797
Gerald W. Haddock	25,309,457	231,524
Richard T. Burke, Sr.	25,310,217	230,764

        Our stockholders also ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year.  The results of the vote were as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
25,512,651	8,910	19,420	—

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004
3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793
10.1	Amendment to Exhibit B of Employment Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 30, 2005
10.2	Amendment to Exhibit B of Employment Agreement between the Company and Steven J. Hilton	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 30, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer	Filed herewith
99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of August 2005.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/	LARRY W. SEAY
Larry W. Seay
Chief Financial Officer, Vice President and Secretary
(Principal Financial Officer and Duly Authorized Officer)

By	/s/	VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
10.1	Amendment to Exhibit B of Employment Agreement between the Company and John R. Landon
10.2	Amendment to Exhibit B of Employment Agreement between the Company and Steven J. Hilton
31.2	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Officers
99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements