Form 10-Q
period 2005-09-30
Meritage Homes CORP
filed 2005-11-09
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
Yes ☒       No ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

Common shares outstanding as of November 1, 2005:  27,353,506.

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Earnings for the Three and Nine Months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Not Applicable

	Item 4.	Not Applicable

	Item 5.	Not Applicable

	Item 6.	Exhibits

SIGNATURES

INDEX OF EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$40,185	$47,876
Real estate	1,409,433	867,218
Real estate not owned	2,557	18,344
Deposits on real estate under option or contract	174,764	129,072
Receivables	19,424	15,974
Goodwill	124,062	91,475
Intangibles, net	10,516	—
Property and equipment, net	34,038	27,742
Prepaid expenses and other assets	16,026	16,749
Investments in unconsolidated entities	57,632	50,944

Total assets	$1,888,637	$1,265,394

Liabilities
Accounts payable	$139,073	$77,799
Accrued liabilities	211,012	135,590
Home sale deposits	79,885	41,537
Liabilities related to real estate not owned	2,143	14,780
Deferred tax liability, net	22,820	1,518
Loans payable and other borrowings	192,096	54,419
Senior notes	479,686	416,996

Total liabilities	1,126,715	742,639

Minority Interests	—	200

Stockholders’ Equity
Common stock, par value $0.01. 50,000,000 shares authorized; 33,057,958 and 31,460,050 shares issued at September 30, 2005 and December 31, 2004, respectively	331	315
Additional paid-in capital	295,292	209,630
Retained earnings	535,270	381,583
Treasury stock at cost, 5,704,452 shares	(68,971)	(68,973)

Total stockholders’ equity	761,922	522,555

Total liabilities and stockholders’ equity	$1,888,637	$1,265,394

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Home closing revenue	$753,505	$462,711	$1,956,235	$1,317,488
Land closing revenue	1,945	20,037	3,954	22,697
	755,450	482,748	1,960,189	1,340,185

Cost of home closings	575,494	367,826	1,506,196	1,060,733
Cost of land closings	1,888	12,877	3,426	14,608
	577,382	380,703	1,509,622	1,075,341

Home closing gross profit	178,011	94,885	450,039	256,755
Land closing gross profit	57	7,160	528	8,089
	178,068	102,045	450,567	264,844

Commissions and other sales costs	(39,635)	(28,077)	(106,975)	(79,906)
General and administrative expenses	(31,894)	(19,822)	(82,529)	(52,672)
Loss on extinguishment of debt	—	—	(31,477)	—
Earnings from unconsolidated entities, net	3,594	1,841	10,108	2,046
Other income, net	2,369	1,525	6,325	6,489

Earnings before provision for income taxes	112,502	57,512	246,019	140,801
Provision for income taxes	(42,249)	(21,912)	(92,331)	(53,645)

Net earnings	$70,253	$35,600	$153,688	$87,156

Earnings per common share:
Basic	$2.57	$1.38	$5.72	$3.33
Diluted	$2.40	$1.30	$5.35	$3.142.70

Weighted average number of shares:
Basic	27,311	25,788	26,880	26,182
Diluted	29,217	27,288	28,748	27,740

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$153,688	$87,156
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,752	8,969
Write-off of senior note issuance cost	4,977	—
Increase (decrease) in deferred tax liability	1,385	(239)
Tax benefit from stock option exercises	9,811	1,701
Equity in earnings from unconsolidated entities	(10,108)	(2,046)
Distributions of earnings from unconsolidated entities	10,008	2,725
Changes in assets and liabilities, net of effect of acquisitions:
Increase in real estate	(372,474)	(179,203)
Increase in deposits on real estate under option or contract	(41,510)	(19,202)
Decrease (increase) in receivables and prepaid expenses and other assets	1,561	(144)
Increase in accounts payable and accrued liabilities	127,793	46,759
Increase in home sale deposits	25,539	19,927
Net cash used in operating activities	(76,578)	(33,597)

Cash flows from investing activities:
Investments in unconsolidated entities	(48,081)	(21,920)
Distributions of capital from unconsolidated entities	12,496	567
Cash paid for acquisitions	(152,425)	(24,165)
Cash paid for earn-out agreements	—	(2,791)
Purchases of property and equipment	(15,480)	(11,967)
Proceeds from sales of property and equipment	488	—
Net cash used in investing activities	(203,002)	(60,276)

Cash flows from financing activities:
Proceeds from loans payable and other borrowings	2,250,700	1,368,942
Repayments of loans payable and other borrowings	(2,113,023)	(1,357,979)
Proceeds from issuance of senior notes, net	343,836	130,000
Purchase of treasury stock	—	(35,418)
Payments for repurchase of senior notes	(285,472)	—
Proceeds from sale of common stock, net	69,699	—
Proceeds from stock option exercises	6,149	2,869
Net cash provided by financing activities	271,889	108,414

Net (decrease) increase in cash and cash equivalents	(7,691)	14,541
Cash and cash equivalents at beginning of period	47,876	4,799
Cash and cash equivalents at end of period	$40,185	$19,340

See supplemental disclosures of cash flow information at Note 10.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

                Organization.  We are a leading designer and builder of single-family homes in the rapidly growing Western and Southern states of Texas, Arizona, California, Nevada, Colorado and Florida.  We focus on providing a broad range of first-time, move-up, luxury and active adult homes to our targeted customer base.

                We operate in Texas as Legacy Homes, Monterey Homes, Meritage Homes and Hammonds Homes; in Arizona as Meritage Homes and Monterey Homes; in Florida as Meritage Homes, Colonial Homes and Greater Homes and in Northern California, Nevada and Colorado as Meritage Homes.  At September 30, 2005, we were actively selling homes in 174 communities, with base prices ranging from $102,000 to $1,000,000.

                Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation and certain previously reported amounts have been reclassified to be consistent with current financial statement presentation.  In our consolidated statement of cash flows for the nine months ended September 30, 2005, we changed the classification of distributions of income from unconsolidated entities to present such changes as an operating activity.  We previously presented such changes as an investing activity.  In the accompanying consolidated statements of cash flows for the nine months ended September 30, 2004, this reclassification resulted in a $7.6 million increase to operating cash flows and a corresponding decrease to investing cash flows from the amounts previously reported.  In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future periods.  These financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.

                The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets.  Because each of our geographic homebuilding regions has similar economic characteristics, housing products and class of prospective buyers, the geographic homebuilding regions have been aggregated into a single homebuilding segment.

                Stock-Based Compensation.  At September 30, 2005, we had a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our common stock.  We currently apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant is greater than the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans, which we have adopted.  We have not issued options with exercise prices below the market value on the date of the grant; therefore, no compensation expense for our stock-based plan has been recognized.  Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per common share would have been reduced to the following pro forma amounts.  For the purpose of this disclosure, the value of the options is estimated by applying a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

		Three Months Ended September 30,		Nine Months Ended September 30,
		(in thousands, except per share amounts)
		2005	2004 *	2005	2004 *
Net earnings	As reported	$70,253	$35,600	$153,688	$87,156)
	Deduct**	(2,039)	(1,531)	(5,464)	(3,034)
	Pro forma	$68,214	$34,069	$148,224	$84,122
Basic earnings per share	As reported	$2.57	$1.38	$5.72	$3.33
	Pro forma	$2.50	$1.32	$5.51	$3.22

Diluted earnings per share	As reported	$2.40	$1.30	$5.35	$3.14
	Pro forma	$2.33	$1.25	$5.16	$3.04

*                     Per share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

**              Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

          The fair value for options granted in the first nine months of 2005 and 2004 was established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Nine Months Ended September 30
	2005	2004
Expected dividend yield	0%	0%
Risk-free interest rate	4.41%	4.40%
Expected volatility	52%	56%
Expected life (in years)	7	7
Weighted average fair value of options	$34.96	$19.08

                We have generally granted options only to employees and non-employee directors.  To date, the amount of compensation expense recorded in connection with granting options to other individuals has not been material.

                Common Stock Repurchase.  In August 2004, the Board of Directors approved a stock buyback program authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  As of September 30, 2005, we had not purchased any shares under this program.  No date for completing the program has been determined, but we may purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.  In November 2005, we repurchased 85,000 shares at an average price of $61.87.

                Off-Balance Sheet Arrangements.  We often acquire finished homesites at market prices from various development entities under fixed price purchase agreements.  We consider this lot acquisition strategy, which reduces the financial requirements and risks associated with direct land ownership and land development, an important aspect of our business model.  We are subject to customary obligations associated with these purchase agreements, which typically require us to make deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the agreement.  Often, we contract to complete a project at a fixed cost on behalf of the development entity and are at risk for items over budget related to land development on property we have under contract.  As of September 30, 2005, we had entered into purchase agreements with purchase prices aggregating approximately $2.6 billion, by making deposits of approximately $174.8 million in the form of cash, most of which is non-refundable, and approximately $67.1 million in letters of credit.

                Occasionally, we enter into land development joint ventures.  We and/or our joint venture partners occasionally provide limited repayment guarantees on debt of certain unconsolidated entities on a pro rata share basis.  As of September 30, 2005, we had limited repayment guarantees of approximately $31.2 million.

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

                Additionally, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of September 30, 2005, we had approximately $26.4 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called in the future.

                We also obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At September 30, 2005, we had approximately $14.0 million in outstanding letters of credit and $201.2 million in performance bonds for such purposes.  We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

                Warranty Reserves.  As is customary in the homebuilding industry, we have obligations related to post-construction warranties and defect claims for homes closed.  We have established reserves for these obligations based on historical data and trends with respect to similar product types and geographic areas.  Warranty reserves are included in accrued liabilities on the accompanying consolidated balance sheets.  Additions to warranty reserves are included in cost of sales within the accompanying statement of earnings. We periodically review the adequacy of our warranty reserves, and believe they are sufficient to cover potential costs for materials and labor related to post-construction warranties and defects.  A summary of changes in our warranty reserve follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance, beginning of period	$17,218	$10,361	$14,967	$9,253
Additions to reserve	5,420	2,658	12,622	7,072
Warranty claims and expenses	(2,912)	(1,655)	(7,863)	(4,961)
Balance, end of period	$19,726	$11,364	$19,726	$11,364

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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	September 30, 2005	December 31, 2004

Homes under contract under construction	$887,154	$492,378
Finished home sites and home sites under development	371,584	263,041
Unsold homes, completed and under construction	71,068	53,098
Model homes	35,863	1,294
Model home lease program	40,696	53,819
Land held for development	3,068	3,588
	$1,409,433	$867,218

                Subject to sufficient qualifying assets, we capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of home closings when the related property is delivered.  Certain information regarding interest follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Capitalized interest, beginning of period	$22,029	$16,807	$19,701	$13,074
Interest incurred and capitalized	10,358	10,275	30,197	27,907
Amortization to cost of home closings	(9,514)	(7,482)	(27,025)	(21,381)
Capitalized interest, end of period	$22,873	$19,600	$22,873	$19,600

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

                Under FIN 46R, a variable interest entity, or VIE, is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity, or (c) do not have the right to receive expected residual returns of the entity.

                Based on the provisions of FIN 46R, we have concluded that when we enter into option or purchase agreements to acquire land or lots from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created where the fair value of the land or lots under contract by us are not more than half of the total fair value of the entity’s assets, we are not deemed to be the primary beneficiary of the VIE and therefore do not consolidate the assets on our consolidated financial statements. For each VIE created where the fair value of the land or lots under contract by us are more than half of the total fair value of the entity’s assets, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R.  If we are deemed to be the primary beneficiary of the VIE, because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements.  Not all of our purchase or option agreements are determined to be VIEs.

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

                We generally do not have any ownership interest in the VIEs that hold the lots and land under option or contract, and accordingly, we generally do not have legal or other access to the VIE’s books or records.  Therefore, it is not possible for us to compel the VIEs to provide financial or other data to us in performing our primary beneficiary evaluation.  Accordingly, this lack of information from the VIEs may result in our evaluation being conducted primarily based on management’s judgments and estimates.

                In most cases, creditors, if any, of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to our option deposit.  Often, we are at risk for items over budget related to land development on property we have under option.  In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner.  Some of our option deposits may be refundable if certain contractual conditions are not performed by the party selling the lots.

                The table below presents a summary of our lots under option or contract at September 30, 2005 (dollars in thousands):

				Option/Earnest Money Deposits
	# of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Specific performance options(1)	53	$2,557	$2,557	$414	$—
Options recorded on balance sheet	—	—	—	—	—
Total options recorded on balance sheet as real estate not owned(2)	53	2,557	2,557	414	—

Option contracts not recorded on balance sheet — non-refundable deposits(2)	31,550	—	1,868,338	133,136	67,051
Purchase contracts not recorded on Balance sheet — non-refundable deposits(2)	16,503	—	665,843	38,646	—
Purchase contracts not recorded on Balance sheet — refundable deposits(3)	5,543	—	112,325	2,982	—
Total options not recorded on balance sheet	53,596	—	2,646,506	174,764	67,051
Total lots under option or contract	53,649	$2,557	$2,649,063	$175,178	$67,051

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

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

                We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  We had equity investments of 50% or less and did not have controlling financial interests in these unconsolidated entities at September 30, 2005.  Our joint venture partners generally are other homebuilders, land sellers or other real estate investors.  We also enter into mortgage and title business joint ventures from time to time.  These unconsolidated entities follow accounting principles generally accepted in the United States of America and we share in their profits and losses generally in accordance with our ownership interests.

                For homebuilding and land development joint ventures, we, and in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the unconsolidated joint ventures.  Option prices are generally negotiated prices that approximate market value when we enter into the option contract.  Our share of the joint venture earnings is deferred until homes are ultimately delivered by us and title passes to a homebuyer. At such time, we allocate our joint venture earnings to the land acquired by us as a reduction in the basis of the property. Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	September 30,	December 31,
	2005	2004
Assets:
Cash	$17,296	$8,689
Real estate	175,651	227,104
Other assets	25,300	13,026
Total assets	$218,247	$248,819

Liabilities and equity:
Accounts payable and other liabilities	$20,743	$13,284
Notes and mortgages payable	106,090	145,209
Equity of:
Meritage	41,787	40,785
Others	49,627	49,541
Total liabilities and equity	$218,247	$248,819

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$17,757	$4,375	$101,292	$11,584
Costs and expenses	8,697	2,499	68,073	6,303
Net earnings of unconsolidated entities	$9,060	$1,876	$33,219	$5,281
Meritage’s share of pre-tax earnings *	$3,594	$1,841	$11,192	$2,046

*            Our share of net earnings includes any applicable management fees but excludes earnings related to properties acquired by us.

              At September 30, 2005 and December 31, 2004, our investments in unconsolidated entities includes $1.2 million and $2.9 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized to equity of earnings of unconsolidated entities over the lives of the respective joint ventures, which offsets their related earnings.  During the three months ended September 30, 2005, no amortization was recorded as no earnings activities related to these joint ventures took place during the period. Amortization was $1.1 million for the nine months ended September 30, 2005.  There was no amortization recorded in 2004.

              In addition to joint ventures accounted for under the equity method summarized in the above table, at September 30, 2005, and December 31, 2004, our investments in unconsolidated entities included joint ventures recorded under the cost method.  These joint ventures were formed to obtain large parcels of land, to perform off-site development work and to sell lots to the joint venture members.  As of September 30, 2005, and December 31, 2004, our investments in unconsolidated entities recorded under the cost method were $14.6 and $7.2 million, respectively. As of September 30, 2005, we have not recorded any income or distributions from these joint ventures.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
$400 million unsecured revolving credit facility maturing May 2009 with extension provisions, and interest payable monthly approximating LIBOR plus 2.0% or prime. The rates ranged from 6.04% to 6.75% at September 30, 2005.	$151,400	$—

Model home lease program, with interest in the form of lease payments payable monthly approximating LIBOR (approximately 4.04% at September 30, 2005) plus 2.5%	40,696	53,819

Acquisition and development seller carry back financing, paid in full in 2005	—	600

Total loans payable and other borrowings	$192,096	$54,419

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

                Our revolving credit facility contains covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the quarter ended September 30, 2005, we were in compliance with these covenants.  After considering our most restrictive bank covenants, our borrowing availability under the revolving credit facility was approximately $167.5 million at September 30, 2005 as determined by borrowing base limitations defined by our agreement with the lending banks.  The revolving credit facility restricts our ability to pay dividends, and at September 30, 2005, our maximum permitted amount available to pay dividends was approximately $108.5 million.

NOTE 6 — SENIOR NOTES

                In April 2004 we issued $130 million in aggregate principal amount of our 7% senior notes due 2014.  The notes were priced to us at a slight premium implying an interest rate to us of 6.99%.  At September 30, 2005 and December 31, 2004, these notes totaled approximately $130.1 million, including unamortized premium of approximately $0.1 million.

                In March 2005 we completed the private placement of $350 million in aggregate principal amount of our 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees, of approximately $343.8 million.  At September 30, 2005, our outstanding 6.25% senior notes due 2015 totaled approximately $348.4 million, which includes unamortized discounts of approximately $1.6 million.

                During the first quarter of 2005, we used the proceeds from the issuance of the 6.25% senior notes to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011 and to pay down our bank credit facility.  The balance of these notes outstanding at December 31, 2004 was $286.9 million, including $6.9 million of unamortized premium.  In connection with this tender offer and repurchase, we recorded a one-time pre-tax charge of approximately $31.3 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes.  During the second quarter of 2005, we subsequently repurchased $2.0 million of our outstanding 9.75% senior notes and incurred a pre-tax charge of $0.2 million for premiums, commissions and expenses.  Approximately $1.2 million in aggregate principal amount of the 9.75% senior notes remained outstanding at September 30, 2005.

                Our senior notes contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items.  As of and for the quarter ended September 30, 2005, we were in compliance with these covenants.

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

NOTE 7 — ACQUISITIONS, GOODWILL AND INTANGIBLES

                Greater Homes Acquisition.  In September 2005 we purchased all of the outstanding stock of Greater Homes, Inc. (“Greater Homes”), a builder of single-family and vacation homes in Orlando, Florida.  The purchase price was approximately $86.2 million in cash, including the repayment of existing debt of approximately $27.7 million.  The results of Greater Homes’ operations have been included in our financial statements since September 1, 2005, the effective date of the acquisition.  We also assumed accounts payable, accrued liabilities and home sale deposits of approximately $15.9 million.  In addition, we agreed to a bonus pay-out for certain key Greater Homes employees, which is contingent upon their fulfillment of certain employment obligations.  The bonus pay-out is equal to 20% of the pre-tax profits of Greater Homes, less a capital charge, payable in cash over three years, with the total payments restricted to a maximum of $16.0 million.  Assets and liabilities were recorded at their estimated fair market value at the date of acquisition, and are subject to change when the Company finalizes its analysis.

                 Colonial Homes Acquisition.  In February 2005, we purchased the homebuilding and related assets of Colonial Homes of Florida (“Colonial Homes”), which operates primarily in the Ft. Myers/Naples area.  The purchase price was approximately $66.2 million in cash.   The results of Colonial Homes’ operations have been included in our consolidated financial statements as of the effective date of acquisition, February 1, 2005.

                Goodwill and Intangibles.  Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The acquisitions of Colonial Homes and Greater Homes were recorded using the purchase method of accounting.  The purchase price for each was allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  The excess purchase price over the fair value of the net assets acquired of $22.1 and $9.5 million for Colonial Homes and Greater Homes, respectively, was recorded as goodwill.

                The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, follow (in thousands):

Balance at December 31, 2004	$91,475
Goodwill acquired — Colonial Homes	22,111
Goodwill acquired — Greater Homes	9,545
Increase due to earn-out agreements	1,476
Purchase accounting adjustments	(545)
Balance at September 30, 2005	$124,062

                Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2005 management performed its annual assessment of goodwill and determined that no impairment existed.

                Intangible assets consist primarily of non-compete agreements, tradenames and floor plan designs acquired in connection with our February 1, 2005 acquisition of Colonial Homes and our September 1, 2005 acquisition of Greater Homes.  These intangible assets were valued at the acquisition dates utilizing accepted valuation procedures.  The non-compete agreements, tradenames and floor plan designs are being amortized over their estimated useful lives.  The acquired cost and accumulated amortization of our intangible assets was $11.5 million and $1.0 million, respectively, at September 30, 2005.  Amortization expense for the quarter ended September 30, 2005 was $0.5 million, and is expected to be approximately $0.9 million in the fourth quarter of 2005, $2.9 million in 2006 and $2.8, $2.3 and $1.1 million per year in 2007, 2008 and 2009, respectively.

NOTE 8 — EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 *	2005	2004 *

Basic average number of shares outstanding	27,311	25,788	26,880	26,182

Effect of dilutive securities:
Options to acquire common stock	1,906	1,500	1,868	1,558

Diluted average shares outstanding	29,217	27,288	28,748	27,740

Net earnings	$70,253	$35,600	$153,688	$87,156

Basic earnings per share	$2.57	$1.38	$5.72	$3.33

Diluted earnings per share	$2.40	$1.30	$5.35	$3.14

Antidilutive stock options not included in the calculation of diluted earnings per share	—	—	36	—

                * Amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

NOTE 9 — INCOME TAXES

                Components of the provision for income taxes for the three and nine months ended September 30, 2005 and 2004 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Federal	$36,440	$19,410	$79,833	$47,520
State	5,809	2,502	12,498	6,125
Total	$42,249	$21,912	$92,331	$53,645

NOTE 10 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                The January 2004 acquisition of Citation Homes, the February 2005 acquisition of Colonial Homes and the September 2005 acquisition of Greater Homes resulted in the following changes in assets and liabilities during the first nine months of 2005 and 2004 (in thousands):

	2005	2004
Increase in real estate	$(140,538)	$(12,036)
Increase in deposits on real estate under option or contract	(5,170)	(1,870)
Increase in receivables and other assets	(7,640)	(747)
Increase in goodwill	(31,656)	(11,214)
Increase in intangibles	(11,493)	—
Increase in property and equipment	(826)	(89)
Increase in accounts payable and accrued liabilities	12,172	1,704
Increase in home sale deposits	12,809	87
Increase in deferred tax liability	19,917	—

Net cash paid for acquisition	$(152,425)	$(24,165)

	Nine Months Ended September 30,
	2005	2004
Cash paid during the period for:
Interest	$27,311	$16,653
Income taxes	$60,201	$49,246

Non-cash distributions from unconsolidated entities	$29,291	$4,854

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

              This Quarterly Report on Form 10-Q contains forward-looking statements.  The words “believe,” “expect,” “anticipate,” “forecast,” “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All statements other than of historical fact are within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, statements concerning projections of revenue, income or loss, capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; plans relating to our products or services, acquisitions, and new or planned development projects; the demand for and pricing of our homes; the expected outcome of legal proceedings against us; the growth potential of the markets we operate in; the sufficiency of our capital resources to support our operations and growth strategy; the impact of new accounting standards; the likelihood that performance or surety bonds will be called; the sufficiency of our warranty reserves and our ability to continue positive operative results in light of current economic and political conditions, as well as assumptions related to the foregoing.

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

Overview

              We are a leading designer and builder of single-family homes in the rapidly growing Western and Southern states of Texas, Arizona, California, Nevada, Colorado and Florida.  We focus on providing a broad range of first-time, move-up, luxury and active adult homes to our targeted customer base.  We and our predecessors have operated in Arizona since 1985, in Texas since 1987 and in Northern California since 1989.  We entered the move-up market in the Las Vegas, Nevada area in 2002 with our acquisition of Perma-Bilt Homes and the Inland Empire region of the greater Los Angeles area in January 2004 with our acquisition of Citation Homes of Southern California.  We began start-up operations in the Denver, Colorado and Orlando, Florida markets in 2004, and in Reno, Nevada in March 2005.  We acquired Colonial Homes, a homebuilder that serves the Ft. Myers/Naples, Florida market, in February 2005, and in September 2005 we strengthened our position in the Orlando, Florida market with our acquisition of Greater Homes, Inc.  We now have a presence in 14 dynamic housing markets in the Western and Southern regions of the country.  We operate in these states, predominantly in one industry, homebuilding, and thus have only one single reportable segment.

              Total home closing revenue was $753.5 million for the three months ended September 30, 2005, increasing $290.8 million, or 63% from $462.7 million for the same period last year.  Net earnings for the third quarter of 2005 increased $34.7 million, or 97%, to $70.3 million from $35.6 million in the same quarter of 2004.

              These results reflect our very strong first nine months of 2005. Through September 30, 2005, we benefited in most of our markets from strong order demand and strong pricing power, which resulted in record orders, closings and backlog. Our ability to obtain price increases, which have exceeded increases in land and construction costs, resulted in our gross margin for the first nine months of fiscal 2005, increasing to 23.01% from 19.49% in the comparable period a year ago.

              At September 30, 2005, we had a record backlog of 7,536 homes with a value of approximately $2.5 billion. This backlog gives us good visibility into our anticipated results over the next few quarters. The homebuilding industry as a whole has generally benefited over the last few years from strong demand and strong pricing power. Because of the extended time period required to construct homes, i.e., from the contracting of raw land through the entitlement process to the construction of homes, strong pricing power has a favorable impact on homebuilders’ gross margins because the underlying land (a significant component of the cost of a home) was contracted for several years earlier in a lower price environment. Thus, we believe, based on our significant backlog, that in the near term we will be able to continue to achieve strong gross margins, unless we experience an unusually high number of order cancellations or construction costs increase significantly. In the mid- to longer-term, however, a slowing or decline in home sales prices could have an adverse effect on our gross margins because the land relating to homes sold in the longer term future will generally have been contracted for in a comparatively higher price environment. In addition, our gross margins could be adversely impacted if home price increases do not keep pace with construction cost increases.

              We increased the dollar value of home orders in the third quarter by 51% to $971 million, and for the first nine months of fiscal 2005 we increased the dollar value of home orders by 48% to $2.9 billion. We are aware of investor concerns about demand trends. Overall, our sales orders in 2005 have been strong and we believe that most of our markets continue to be strong. We have noticed a slowdown in October 2005 in our Northern California market with respect to orders and sales prices and an increase in the number of cancellations and it is our expectation that price appreciation in some of our other more robust markets will moderate. Nevertheless, we remain optimistic about the future and we continue to believe that we are offering the right product at the right price and in the right locations.

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

Results of Operations

              The following discussion and analysis of financial condition and results of operations is based on our consolidated unaudited financial statements for the three and nine months ended September 30, 2005 and 2004.  All material balances and transactions between us and our subsidiaries have been eliminated.  In management’s opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.  The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

Home Closing Revenue, Home Orders and Order Backlog

        The information below presents operating and financial data regarding our homebuilding activities (dollars in thousands).

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Home Closing Revenue	2005	2004	Change	2005	2004	Change
Total
Dollars	$753,505	$462,711	63%	$1,956,235	$1,317,488	48%
Homes closed	2,310	1,671	38%	6,192	4,860	27%
Average sales price	$326.2	$276.9	18%	$315.9	$271.1	17%

Texas
Dollars	$197,926	$152,060	30%	$538,110	$469,709	15%
Homes closed	879	700	26%	2,452	2,171	13%
Average sales price	$225.2	$217.2	4%	$219.5	$216.4	1%

Arizona
Dollars	$213,975	$127,516	68%	$562,038	$340,983	65%
Homes closed	765	560	37%	2,109	1,414	49%
Average sales price	$279.7	$227.7	23%	$266.5	$241.1	11%

California
Dollars	$244,703	$166,819	47%	$667,602	$421,529	58%
Homes closed	406	367	11%	1,130	968	17%
Average sales price	$602.7	$454.5	33%	$590.8	$435.5	36%

Nevada
Dollars	$52,980	$16,316	225%	$109,662	$85,267	29%
Homes closed	138	44	214%	292	307	(5)%
Average sales price	$383.9	$370.8	4%	$375.6	$277.7	35%

Florida *
Dollars	$43,921	n/a	n/a	$78,823	n/a	n/a
Homes closed	122	n/a	n/a	209	n/a	n/a
Average sales price	$360.0	n/a	n/a	$377.1	n/a	n/a

*         The number and dollar amount of homes closed include the effect of the Colonial Homes and Greater Homes acquisitions in February and September 2005, respectively.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Home Orders	2005	2004	Change	2005	2004	Change
Total
Dollars	$970,535	$642,923	51%	$2,857,492	$1,935,064	48%
Homes ordered	2,929	2,203	33%	8,499	6,952	22%
Average sales price	$331.4	$291.8	14%	$336.2	$278.3	21%

Texas
Dollars	$304,346	$173,816	75%	$760,437	$593,729	28%
Homes ordered	1,318	805	64%	3,358	2,774	21%
Average sales price	$230.9	$215.9	7%	$226.5	$214.0	6%

Arizona
Dollars	$328,379	$219,349	50%	$914,374	$689,741	33%
Homes ordered	954	914	4%	2,852	2,777	3%
Average sales price	$344.2	$240.0	43%	$320.6	$248.4	29%

California
Dollars	$236,709	$215,685	10%	$844,942	$561,241	51%
Homes ordered	400	391	2%	1,437	1,143	26%
Average sales price	$591.8	$551.6	7%	$588.0	$491.0	20%

Nevada
Dollars	$66,791	$34,073	96%	$194,435	$90,353	115%
Homes ordered	165	93	77%	515	258	100%
Average sales price	$404.8	$366.4	10%	$377.5	$350.2	8%

Florida
Dollars	$23,262	n/a	n/a	$129,234	n/a	n/a
Homes ordered	61	n/a	n/a	298	n/a	n/a
Average sales price	$381.3	n/a	n/a	$433.7	n/a	n/a

Colorado
Dollars	$11,048	n/a	n/a	$14,070	n/a	n/a
Homes ordered	31	n/a	n/a	39	n/a	n/a
Average sales price	$356.4	n/a	n/a	$360.8	n/a	n/a

	At September 30,		%
Order Backlog	2005	2004	Change
Total
Dollars	$2,498,948	$1,349,321	85%
Homes in backlog	7,536	4,747	59%
Average sales price	$331.6	$284.2	17%

Texas
Dollars	$535,417	$365,439	47%
Homes in backlog	2,391	1,722	39%
Average sales price	$223.9	$212.2	6%

Arizona
Dollars	$889,723	$587,117	52%
Homes in backlog	2,734	2,195	25%
Average sales price	$325.4	$267.5	22%

California
Dollars	$568,611	$338,041	68%
Homes in backlog	1,002	655	53%
Average sales price	$567.5	$516.1	10%

Nevada
Dollars	$163,976	$58,724	179%
Homes in backlog	460	175	163%
Average sales price	$356.5	$335.6	6%

Florida *
Dollars	$327,151	n/a	n/a
Homes in backlog	910	n/a	n/a
Average sales price	$359.5	n/a	n/a

Colorado
Dollars	$14,070	n/a	n/a
Homes in backlog	39	n/a	n/a
Average sales price	$360.8	n/a	n/a

*         The number and dollar amount of homes in backlog include the effect of the Colonial Homes and Greater Homes acquisitions in February and September 2005, respectively.

Home Closing Revenue.

Home closing revenue for the quarter ended September 30, 2005 increased 63% to $753.5 million compared to the same period a year ago, the result of a 38% increase in the number of homes closed to 2,310 and an 18% increase in the average selling price of those homes to approximately $326,200.  The increase in average selling price was attributable in part to deliveries in Florida and increased deliveries in Las Vegas, where the average price of homes closed exceeded the company average.  In the very competitive Texas housing market, home closing revenue and the number of homes closed for the third quarter were up 30% and 26%, respectively, though some deliveries were delayed to the fourth quarter in Houston due to Hurricane Rita.  Our Arizona and California markets show continued strength as evidenced by a 68% increase in home closing revenue in Arizona and a 47% increase in California during the third quarter 2005, compared to the same period a year ago.  Home closing revenue and the number of homes closed during the third quarter 2005 increased significantly compared to the same period a year ago in Nevada, which can be attributed to the tripling of active communities from two to six.  These results are despite some delays in receiving electric hookups from the municipal government, which has pushed some closings from the third to the fourth quarter.  In Florida, we closed 122 homes in the third quarter of 2005 generating $43.9 million in home closing revenue.  Our Florida closings are primarily attributable to Colonial Homes, which we acquired in February 2005 and Greater Homes, which we acquired in September 2005.  In addition, we closed our first homes in Orlando under the Meritage brand name as part of our start-up division.  The demand for our homes in all of our markets continues to be healthy, and we believe this is supported by demographics in our markets as well as the desirability of the markets we are in.

Home Orders.

Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.  Historically, we have experienced a cancellation rate of less than 25% of the gross sales, which we believe is consistent with industry norms.  Overall, demand for our homes remains quite strong, with the number of home orders increasing 33% in the third quarter of 2005 to 2,929 from 2,203 compared to the same period a year ago, producing an increase of 51% in the dollar value of homes ordered to $970.5 million.  During the third quarter of 2005, home orders increased 64% in the very competitive Texas market and the dollar value of those orders rose 75% reflecting increased job growth and the expansion of our product line to focus not only on move-up homes but also on the entry-level and semi-custom luxury markets.  In Arizona, we continue to have pricing power due to strong demand and we are still limiting sales in some of our communities in order to align sales with production capacity.  The dollar value of orders taken in Arizona increased 50% on a 4% increase in the number of homes ordered in the third quarter 2005 compared to same period a year earlier.  We experienced a short-term delay in home orders in California in the third quarter 2005 due to the closing out of some communities earlier than we had anticipated, although we did increase the dollar value of homes ordered by 10% compared to the third quarter of 2004.  In Nevada, home orders rose 77% during the third quarter of 2005, primarily due to the active communities increasing from two to six.  As a result, the dollar value of sales orders increased 96% to $66.8 million compared to the same period a year ago.  In our start-up operation in Colorado, we took 31 home orders with a dollar value of $11.0 million in the third quarter of 2005.  With a larger percentage of home orders coming from Florida and Nevada, which have higher average selling prices than the company as a whole, the average selling price for our homes increased 14% over the third quarter 2004 to $331,400 in the third quarter 2005.

Order Backlog.

Our backlog represents net sales contracts that have not yet closed.  We began 2005 with a very strong backlog and with a robust first nine months of sales orders in 2005, our backlog at September 30, 2005 was $2.5 billion, an increase of 85% compared to the same time a year ago.  The number of homes in backlog increased 59% compared to 4,747 at September 30, 2004.  This increase in backlog is primarily due to the strong order demand along with pricing power we have in many of our markets.  Demand for our homes is strong in Texas due in large part to our product line expansion there, which is illustrated by the fact that the number of homes in backlog is up 39% compared to the same period a year ago.  The dollar value of our Nevada, California and Arizona order backlog increased 179%, 68% and 52%, respectively, from the same period a year ago due to positive demographic factors, strong housing demand and an increase in the number of actively selling communities.  The February 2005 acquisition of Colonial Homes and our September 2005 acquisition of Greater Homes, combined with our start-up operation in Orlando, we produced a backlog in Florida of 910 homes valued at $327.2 million at September 30, 2005.  We had 174 actively selling communities at the end of the third quarter 2005, an increase of 29% compared to September 30, 2004.

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Home Closing Gross Profit
Dollars	$178,011	$94,885	$450,039	$256,755
Percent of home closing revenue	23.62%	20.51%	23.01%	19.49%

Commissions and Other Sales Costs
Dollars	$39,635	$28,077	$106,975	$79,906
Percent of home closing revenue	5.26%	6.07%	5.47%	6.07%

General and Administrative Costs
Dollars	$31,894	$19,822	$82,529	$52,672
Percent of total revenue	4.22%	4.11%	4.21%	3.93%

Income Taxes
Dollars	$42,249	$21,912	$92,331	$53,645
Percent of earnings before income taxes	37.55%	38.10%	37.53%	38.10%

Home Closing Gross Profit.

        For the three and nine months ended September 30, 2005, our home closing gross margin increased to 23.62% and 23.01%, respectively, compared to the same periods a year ago.  This increase was primarily a result of pricing power in many of our strong western markets, and our ability to effectively manage our construction and land costs.

Commissions and Other Sales Costs.

        For the three and nine months ended September 30, 2005, our commissions and other sales costs as a percent of home closing revenue decreased to 5.26% and 5.47%, respectively, primarily due to our strong housing markets, which has somewhat reduced the involvement of external real estate agents to whom we pay higher commissions than our internal sales force.

General and Administrative Costs.

        General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative costs as a percent of total revenue remained relatively consistent for the three months ended September 30, 2005, compared to the same period a year ago.  For the nine-month period ended September 30, 2005, general and administrative costs increased as a percentage of total revenue primarily due to our start-up operations in Reno, Denver and Orlando, combined with additional overhead costs across the Company to support recent and future growth.

Income Taxes.

        The decrease in the effective tax rate to 37.55% for the third quarter ended September 30, 2005 from 38.10% in the prior year’s third quarter is primarily attributable to a tax benefit from the enactment of Internal Revenue Code Section 199, which provides for a deduction for domestic production activities.  This decrease was partially offset by higher state income tax rates due to increased activity in Florida.

Loss on Extinguishment of Debt

        During the first quarter of 2005, we used the proceeds from the issuance of $350 million in aggregate principal amount of 6.25% senior notes due 2015 to repurchase approximately $276.8 million of our 9.75% senior notes due 2011.  In connection with this tender offer and repurchase, we incurred a one-time pre-tax charge of $31.3 million for premiums, commissions and expenses associated with the tender offer, net of accretion of existing premiums on the 9.75% senior notes.  During the second quarter of 2005, we subsequently repurchased $2.0 million of our outstanding 9.75% senior notes and incurred a pre-tax charge of $0.2 million for premiums, commissions and expenses.  Approximately $1.2 million in aggregate principal amount of the 9.75% senior notes remained outstanding at September 30, 2005.

Liquidity and Capital Resources

        Our principal uses of capital for the nine months ended September 30, 2005 were operating expenses, land and property purchases, lot development, home construction, income taxes, investments in joint ventures, the payment of various liabilities and the acquisition of Colonial Homes and Greater Homes.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

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

        We enter into various options and purchase contracts for land in the normal course of business.  Except for our specific performance options, none of these agreements require us to purchase lots.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts.  At September 30, 2005, our total option and purchase contracts had purchase prices in the aggregate of approximately $2.6 billion, on which we had made deposits of approximately $174.8 million in cash along with approximately $67.1 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 — Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

        At September 30, 2005 there was approximately $151.4 million outstanding under our senior unsecured revolving credit facility and approximately $81.1 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts.  After considering our most restrictive bank covenants and borrowing base limitations, the remaining balance of the bank credit facility (approximately $167.5 million) is available for us to borrow.

        At September 30, 2005, our outstanding 9.75% senior notes due 2011 totaled approximately $1.2 million, our outstanding 7% senior notes due 2014 totaled approximately $130.1 million, which includes unamortized premiums of approximately $0.1 million, and our outstanding 6.25% senior notes due 2015 totaled approximately $348.4 million, which includes unamortized discounts of approximately $1.6 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility.  The interest rate for this facility fluctuates with the prime and Eurodollar lending rates.  As of September 30, 2005, we had approximately $151.4 million drawn under our senior revolving credit facility that is subject to changes in interest rates.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

Item 4.  Controls and Procedures

        In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management with the participation of our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        In November 2004, we announced that the Board of Directors had approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  As of September 30, 2005, we had not purchased any shares under this program.  No date for completing the program has been determined, but we will purchase shares subject to applicable securities law, and at times and in amounts as management deems appropriate.

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004
3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793
4.1	Fourth Supplemental Indenture, dated September 22, 2005, by and among the Company, Greater Homes, Inc., Greater Interiors, LLC and Wells Fargo Bank, N.A. (re 7% Senior Notes due 2014)	Filed herewith
4.2	Second Supplemental Indenture, dated September 22, 2005, by and among the Company, Greater Homes, Inc., Greater Interiors, LLC and Wells Fargo Bank, N.A. (re 6 ¼% Senior Notes due 2015)	Filed herewith
10.1	Employment Agreement between the Company and C. Timothy White	Filed herewith
10.2	Change of Control Agreement between the Company and C. Timothy White	Filed herewith
10.3	Stock Purchase Agreement between the Company and the stockholders of Greater Homes, Inc. *	Filed herewith
10.4	First Amendment to Stock Purchase Agreement between the Company and the stockholders of Greater Homes, Inc.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith

31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer	Filed herewith
99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements	Filed herewith

* Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk.  This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of November 2005.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ LARRY W. SEAY
Larry W. Seay
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

By	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
4.1	Fourth Supplemental Indenture, dated September 22, 2005, by and among the Company, Greater Homes, Inc., Greater Interiors, LLC and Wells Fargo Bank, N.A. (re 7% Senior Notes due 2014)
4.2	Second Supplemental Indenture, dated September 22, 2005, by and among the Company, Greater Homes, Inc., Greater Interiors, LLC and Wells Fargo Bank, N.A. (re 6 ¼% Senior Notes due 2015)
10.1	Employment Agreement between the Company and C. Timothy White
10.2	Change of Control Agreement between the Company and C. Timothy White
10.3	Stock Purchase Agreement between the Company and the stockholders of Greater Homes, Inc. *
10.4	First Amendment to Stock Purchase Agreement between the Company and the stockholders of Greater Homes, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer
99.1	Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

* Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk.  This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.