Form 10-K
period 2005-12-31
Meritage Homes CORP
filed 2006-03-15
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9977

(Exact Name of Registrant as Specified in its Charter)

Maryland	86-0611231
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17851 North 85th Street, Suite 300 Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)

(480) 609-3330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (23,388,408 shares) as of June 30, 2005, was $1,859,378,436, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

The number of shares outstanding of the registrant’s common stock on March 7, 2006 was 26,821,620.

DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2006 have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

MERITAGE HOMES CORPORATION
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

Item 1. Business

The Company

Meritage Homes is a leading designer and builder of single-family attached and detached homes in the fast-growing southern and western United States, based on the number of home closings. We offer a variety of homes that are deigned to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers. We have operations in 14 metropolitan areas in six states.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for certain communities in Arizona, where we operate under the name of Monterey Homes, in Texas, where we operate in certain communities as Legacy Homes and Monterey Homes and in certain communities in Florida, where we operate as Greater Homes. At December 31, 2005, we were actively selling homes in 184 communities, with base prices ranging from approximately $109,000 to $1,147,000.

Available Information; Corporate Governance

Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. In 1996 and 1997, through a merger and acquisition, we acquired the homebuilding operations of our predecessor companies having operations in Arizona and Texas. We currently focus exclusively on homebuilding and related activities and no longer operate as a real estate investment trust.

Information about our company and communities is provided on our Internet website at www.meritagehomes.com. Our periodic and current reports, including any amendments, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available, free of charge, on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information contained on our website is not considered part of this annual report on Form 10-K.

Meritage operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee and nominating/governance committee. The charter of each of these committees is available on our website. In addition, we have made available on our website our Code of Ethics and our Corporate Governance Principles and Practices. Our committee charters, Code of Ethics and Corporate Governance Principles and Practices are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices in Arizona at the following address:  Meritage Homes Corporation, 17851 North 85th Street, Suite 300, Scottsdale, Arizona 85255, Attention:  Legal Department. Our telephone number is (480) 609-3330.

Competitive Strengths

We believe Meritage possesses the following competitive strengths:

Conservative inventory management. We seek to minimize land and inventory risk in order to optimize our use of capital and maintain moderate leverage ratios. We accomplish this by:

•                  generally purchasing land after full entitlements have been obtained, including zoning and utility services;

•                  developing smaller parcels, which generally consist of projects that can be completed within a three-year period;

•                  controlling a significant portion of our land inventory through rolling options and land purchase contracts with initial deposit requirements typically between 1% and 15% of the land price;

•                  managing housing inventory by pre-selling and obtaining customer deposits on a significant majority of our homes prior to starting construction;

•                  limiting construction starts on unsold homes; and

•                  minimizing home construction cycles.

Disciplined financial management. We believe that our disciplined financial management policies enable us to achieve above-average returns on assets compared to our competitors in the homebuilding industry and to maintain reasonable leverage ratios. Our rigorous investment requirements for our new communities, whether developed internally or acquired, enable us to deploy capital efficiently and to generate strong cash flows to fund the acquisition of additional land or homebuilding operations.

Strong margins. We believe that our focus on achieving good margins results in greater profitability during strong economic periods and also enables us to realize lower break-even points to provide greater pricing flexibility during slower economic periods. In addition to maintaining low overhead costs, we actively manage construction costs and pricing and marketing strategies in order to maximize margins. We seek to optimize our mix of available housing upgrades and customization features to offer the highest value to customers at the lowest cost. Within our pricing structure we provide our sales and marketing professionals with the autonomy and flexibility to respond rapidly to changing market dynamics by customizing our sales programs and customer incentives.

Experienced management team with significant equity ownership. Members of our senior management team have extensive experience in the homebuilding industry as well as in-depth knowledge of the local markets that we serve. Our co-chief executive officers and senior executives have extensive homebuilding experience and each has delivered successful results through varying homebuilding cycles. At March 1, 2006, our co-chief executive officers together beneficially owned approximately 15% of our outstanding common stock.

Product breadth and geographic diversity. We believe that our product breadth and geographic diversity enhance our growth potential and help to reduce exposure to any specific economic cycle. We tailor our product offerings to local markets and changing demographics and customer preferences. In all of our markets we typically focus on the first and second-time move up markets. We also offer niche products in certain markets. For example, in Arizona, Texas and California we build within the luxury market; in California and Florida we build within the multi-story condo market; in Arizona we build within the active adult market and in Arizona, Texas and Reno, Nevada we build within the first-time market.

Business Strategies

We seek to distinguish ourselves from other production homebuilders through the following business strategies:

Focus on high growth markets. Our operations are located in six rapidly growing western and southern states: Texas, Arizona, California, Nevada, Colorado and Florida. These areas are generally characterized by high job and population growth trends, creating strong demand for new housing, and we believe these to be attractive homebuilding markets with opportunities for long-term growth. Our operations in Texas, Arizona, California and Nevada are well established and we believe that we have developed a reputation for building distinctive quality homes within these markets.

Expand into new and within existing markets. We continuously evaluate expansion opportunities through strategic acquisitions of other homebuilders and internal growth through expansion of our product offering in existing markets or start-up operations in new geographic areas. In pursuing expansion, we explore markets with demographic and other growth characteristics similar to our current markets and seek to acquire entities with operating policies and earnings-focused philosophies similar to ours. Within the last two years, we began start-up operations in Denver, Colorado, Orlando, Florida and Reno, Nevada, and acquired operations in Ft. Myers/Naples and Orlando, Florida, which we believe are geographic markets that possess excellent demographic and growth characteristics.

In the past eight years we have successfully completed eight acquisitions, enabling us to substantially increase our revenue and earnings, expand our geographic footprint, increase our share of existing markets and develop new product lines, such as active adult housing for the Arizona retirement market and condominiums in certain markets.

Maintain low cost structure. Throughout our history, we have focused on minimizing construction costs and overhead, which we believe are key factors in maintaining high margins and profitability. We reduce costs and overhead by:

•                  using subcontractors for home construction and site improvement on a fixed-price basis;

•                  obtaining favorable pricing from subcontractors through long-term relationships and high volume;

•                  reducing interest and carrying costs by minimizing our inventory of unsold homes and minimizing the home construction cycle;

•                  delaying construction on a home until it is under contract, we have received a substantial earnest money deposit and the buyer has obtained preliminary approval for a mortgage loan;

•                  centralizing certain administrative activities; and

•                  monitoring homebuilding production, scheduling and budgeting through management information systems.

Superior design, quality and customer service. We seek to maximize customer satisfaction by offering homes that are built with quality materials and craftsmanship, exhibit distinctive design features and are situated in premium locations. We believe that we generally offer higher caliber homes in their defined price range or category compared to those built by our competitors. In addition, we seek to achieve the highest level of customer satisfaction as an integral part of our competitive strategy. For example, as part of the sales process, our experienced sales personnel continually inform customers of their home’s construction progress, and after delivery, our customer care departments respond to homebuyers’ questions and warranty matters.

Markets and Products

We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix	1985
Dallas/Fort Worth	1987
Austin	1994
Tucson	1995
Houston	1997
San Francisco Bay Area	1998
Sacramento	1998
Las Vegas	2002
San Antonio	2003
Los Angeles (Inland Empire)	2004
Denver	2004
Orlando	2004
Reno	2005
Ft. Myers/Naples	2005

The chart above reflects the dates our predecessor companies entered our Texas and Arizona markets.

 Our homes range from entry level to semi-custom luxury, with base prices ranging from approximately $109,000 to $1,147,000. A summary of activity by state as of and for the year ended December 31, 2005, follows (dollars in thousands):

	# of Homes Closed	Avg. Closing Price	Homes in Backlog	$ Value of Backlog	Home Sites Controlled (1)	# of Active Communities
Texas	3,576	$220.1	2,173	$509,465	15,667	108
Arizona	3,122	279.7	2,427	838,702	16,425	35
California	1,627	582.2	714	420,964	8,285	20
Nevada	541	373.2	349	126,400	3,356	6
Florida	532	347.1	699	274,247	9,349	12
Colorado	8	351.1	32	11,822	1,027	3

Total Company	9,406	$318.6	6,394	$2,181,600	54,109	184

(1)          “Home Sites Controlled”  is the estimated number of homes that could be built on lots controlled by the Company, both on lots available for sale and on land expected to be developed into lots.

Land Acquisition and Development

We typically acquire land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits during development. The process of obtaining such approvals and permits can substantially delay the development process. We may consider, on a limited basis, purchasing unentitled property when we can do so in a manner consistent with our business strategy. Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we are beginning to purchase larger parcels, in many cases with joint venture partners. In some cases, these joint ventures purchase undeveloped land and develop the land themselves.

We select land for development based upon a variety of factors, including:

•                  demographic factors, based on extensive internal and external marketing studies;

•                  suitability for development generally within a one to four-year time period from the beginning of the development process to the delivery of the last home;

•                  financial feasibility of the proposed project, including projected profit margins, returns on capital employed, and the capital payback period;

•                  the ability to secure governmental approvals and entitlements;

•                  results of environmental and legal due diligence;

•                  proximity to local traffic corridors and amenities; and

•                  management’s judgment as to the real estate market and economic trends, and our experience in particular markets.

We acquire land through options and land purchase contracts. Purchases are generally financed through our revolving credit facility or working capital. Acquiring our land through option contracts allows us to control lots and land through third parties who own or buy properties on which we plan to build homes. We enter into option contracts to purchase finished lots at a certain price during a specified period of time from these third parties as home construction begins. These contracts are generally non-recourse and typically require the payment of non-refundable deposits of 1% to 15% of the sales price. At December 31, 2005, we had approximately $167.5 million in cash deposits and $81.5 million in letters of credit deposits on real estate under option or contract. The total value of land under option or contract at that time was approximately $2.8 billion. Additional information relating to our lots and land under option is presented in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned, in the accompanying consolidated financial statements.

Once we secure land, we generally initiate development through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other improvements and refinements. We often build homes in master-planned communities with home sites that are along or near a major amenity, such as a golf course.

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

The following table presents information as of December 31, 2005 (dollars in thousands):

	Lots Owned (1)	Lots Under Contract or Option (1)(2)	Total Lots Controlled
Texas	3,022	12,645	15,667
Arizona	995	15,430	16,425
California	333	7,952	8,285
Nevada	280	3,076	3,356
Colorado	41	986	1,027
Florida	230	9,119	9,349

Total	4,901	49,208	54,109

Total book cost (3)	$370,921	$166,964	$537,885

(1)  Excludes lots with finished homes or homes under construction. The number of lots is estimated and is subject to change.

(2)  There can be no assurance that we will actually acquire any lots under option or properties in which we have entered into a variety of contractual relationships, including purchase agreements with customary conditions precedent and other similar arrangements. These amounts do not include 9,098 lots under contract with refundable earnest money deposits of approximately $0.6 million for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contract, but include 4,673 lots under option contracts with joint ventures in which we are a member.

(3)  For Lots Owned, book cost primarily represents land, development, interest and common costs. For Lots Under Contract or Option, book cost primarily represents earnest deposits and option deposits.

Construction Operations

We act as the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic-proximity basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids, when appropriate. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms to minimize costs of construction. Our project managers and field superintendents coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and monitor compliance with zoning and building codes. At December 31, 2005, we employed approximately 950 construction operations personnel.

We specify that quality, durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts with manufacturers and suppliers on behalf of our subcontractors to take advantage of production volume. Historically, access to our principal subcontracting trades, materials and supplies has been readily available in each of our markets. Prices for these goods and services may fluctuate due to various factors, including supply and demand shortages that may be beyond the control of our vendors. We believe that we have good relationships with our suppliers and subcontractors.

We generally build and sell homes in clusters or phases within our larger projects, which we believe creates efficiencies in land development and construction, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Our homes are typically completed within four to nine months from the start of construction, depending upon the geographic location and the home size and complexity. Construction schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically have not entered into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations.

Marketing and Sales

We believe that we have an established reputation for developing high quality homes, which helps generate interest in each new project. We also use advertising and other promotional activities, including our website at www.meritagehomes.com, magazine and newspaper advertisements, brochures, direct mailings and the placement of strategically located signs in the vicinities around our developments.

We use furnished model homes as tools in demonstrating to prospective homebuyers the advantages of our home designs and various features. We generally employ or contract with interior and landscape designers who are responsible for creating an attractive model home with many built-in options for each product line within a project. We generally build between one and four model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered. Often, we lease our model homes from institutional investors who own the homes for investment purposes or from individual buyers who do not intend to occupy the home immediately. At December 31, 2005, we owned or leased 353 model homes, with an additional 95 models under construction. Total monthly payments for these models are approximately $505,000, of which approximately $216,000 is accounted for as interest on debt related to our model lease program.

Our homes generally are sold by full-time, commissioned employees who typically work from a sales office located in one of the model homes for each project. At December 31, 2005, we had 370 sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our operating policies and housing products. To achieve this goal, we train our sales associates and conduct periodic meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans and the available product lines, pricing, options and warranties offered. Our sales associates are licensed real estate agents where required by law. Independent brokers also sell our homes, and are usually paid a sales commission based on the price of the home. Our sales associates assist our customers in selecting upgrades or in adding available customization features to their homes, which we design to appeal to local consumer demands. Occasionally we offer various sales incentives, such as landscaping or interior upgrades, to attract buyers. The use and type of incentives depends largely on economic and local competitive market conditions.

Backlog

Most of our home sales are made under standard sales contracts signed before construction of the home begins. The contracts require cash deposits and are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered “backlog.”  Sales contingent upon the sale of a customer’s existing home are not included as new sales contracts until the contingency is removed. We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract; however, these homes are excluded from backlog until a sales contract is signed. At December 31, 2005, of our homes in inventory, 11% were under construction without sales contracts and 3% were completed homes without sales contracts. We believe that we will deliver substantially all homes in backlog at December 31, 2005 to customers during 2006.

Our backlog increased to 6,394 units with a value of approximately $2.2 billion at December 31, 2005 from 4,408 units with a value of approximately $1.3 billion at December 31, 2004. These increases are primarily due to additional communities that opened for sale in 2005, our 2005 acquisitions in Florida and strong new home orders in 2005.

Customer Financing

 We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We provide mortgage-broker services in most of our markets through relationships with mortgage-brokers, generally through joint ventures in which we have a non-controlling interest, which facilitate obtaining customer loans on behalf of third party lenders. In some markets we use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. We do not fund or service the mortgages obtained by our homebuyers, and therefore do not assume the risks associated with a mortgage banking business. Since many customers use long-term mortgage financing to purchase homes, adverse economic conditions, rising mortgage interest rates and increases in unemployment may deter or reduce the number of potential homebuyers.

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

•                  review the progress of each home and conduct formal inspections as specific stages of construction are completed; and

•                  regularly update buyers on the progress of their homes and coordinate the closing process.

We generally provide for each home a one- to two-year limited warranty on workmanship and building materials and a two- to ten-year structural warranty, which may be provided by a third party insurer. We generally require our subcontractors to provide an indemnity and a certificate of insurance before beginning work, which means that claims relating to workmanship and materials are generally the subcontractors’ responsibility. Reserves for future warranty costs are established based on historical experience within each division or region, and are recorded when the homes are closed. Reserves generally range from .30% to .78% of a home’s sale price. Historically, these reserves have been sufficient to cover warranty repairs.

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

Government Regulation and Environmental Matters

We acquire most of our land after entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations.

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

Employees and Subcontractors

At December 31, 2005, we had approximately 1,810 full-time employees, including 490 in management and administration, 370 in sales and marketing, and 950 in construction operations. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of the insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to most of our employees.

We act solely as a general contractor, and all construction operations are conducted by our project managers and field superintendents who manage third party subcontractors. We use independent contractors for construction, architectural and advertising services, and we strive to maintain good relationships with our subcontractors and independent contractors.

Investments in Unconsolidated Entities

We participate in numerous joint ventures with independent third parties (approximately 20 joint ventures at December 31, 2005) relating to the purchase and development of land. We generally have less than a controlling interest in these types of entities. We typically enter into in these joint ventures with other homebuilders to provide the joint venture partners with a means of accessing larger parcels and lot positions. The typical joint venture acquires raw land and processes the property through the entitlement stage, and in some cases, develops the property into partially or fully finished lots.

These joint ventures are usually obligated to sell all or a part of the property or lots to the joint venture members (at the respective member’s option), generally at prevailing fair market values (either at the time of acquisition or the time of sale). In some cases, part of the property is sold to non-member homebuilders, commercial developers and other third parties. Our participation in these types of joint ventures, which is an increasingly important part of our business model, has increased during the last couple of years and we expect it to continue to increase in the foreseeable future.

In connection with these types of joint ventures, we and/or joint venture partners provide certain types of repayment guarantees, indemnification arrangements with surety and performance bond providers and environmental indemnities. Reference is made to Part II, Item 7 in this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” for a discussion of these items.

We also participate in joint ventures relating to the provision of mortgage brokerage and title services. The purpose of these joint ventures is to establish relationships with providers of mortgage brokerage and title services in order to facilitate the design of products that can be offered to our customers at attractive prices in a convenient manner. We believe these types of joint ventures provide a valuable service to our customers and provide us with additional revenue and profit opportunities, although at the current time these types of arrangements are not a significant component of our business.

At December 31, 2005, we had approximately $86.4 million invested in joint ventures involved in the purchase, development and/or sale of land. We also had approximately $2.3 million invested in mortgage brokerage and title service joint ventures. In 2005, we reported pre-tax earnings of $9.3 million related to our share of the earnings of our land joint ventures and $9.0 million related to our share of the earnings of our mortgage-brokerage and title service joint ventures. For our land joint ventures, we do not recognize profits on lots or land that we acquire from the joint venture, but instead defer any profits until we sell the related homes to third party homebuyers.

Item 1A. Risk Factors

Our future operating results and financial condition depend on our ability to successfully design, develop, construct and sell homes that satisfy dynamic customer demand patterns. Inherent in this process are factors that we must successfully manage to achieve favorable future operating results and financial condition. These operating and financial factors, along with many other factors, could affect our business and the price of our common stock and notes. Potential risks and uncertainties that could affect our future operating results and financial condition include the following:

Interest Rates and Mortgage Financing. In general, housing demand is adversely affected by increases in interest rates and the unavailability of mortgage financing. Most of our buyers finance their home purchases through third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. Long-term interest rates currently remain at low levels; however, rates have increased in the last year from historically low levels and it is impossible to predict future increases or decreases in market interest rates.

Homebuilding activities depend upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often must sell their residences before they purchase our homes. Mortgage lenders have recently become subject to more intense underwriting standards by the regulatory authorities which oversee them. More stringent underwriting standards could indirectly have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing.

Housing Affordability and Market Conditions. As a participant in the homebuilding industry, we are subject to market forces beyond our control. In general, housing demand is adversely affected by the affordability of housing. In recent periods, the affordability of housing has declined in many of our markets, which could adversely affect the ability of our customers, particularly first-time homebuyers, to afford our product offerings.

In addition, many homebuyers need to sell their existing home in order to purchase a new home from us, and a weakening of the home sale market or a decrease or leveling in home sale prices could adversely affect that ability. Some commentators believe that the prices of homes are inflated and may decline if the demand for homes weakens. A decline in prices for homes could have an adverse effect on our homebuilding business.

Cancellations. Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If home prices begin to decline, interest rates increase or there is a national or local economic decline, homebuyers may have an incentive to cancel their contract with us, even where they might be entitled to no refund or only a partial refund. An increase in cancellations could have a material adverse effect on our business.

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

Dependence on Subcontractors. We conduct our construction operations only as a general contractor. Virtually all architectural, construction and development work is performed by unaffiliated third-party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the design and construction of our homes. We cannot assure you that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources could have a material adverse affect on our business.

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

•                  repurchase our stock;

•                  make investments (including investments in joint ventures); or

•                  consolidate, merge or sell all or substantially all of our assets.

In addition, the indentures for our senior notes and the agreement for our senior unsecured credit facility require us to maintain a minimum consolidated tangible net worth and our credit facility requires us to maintain other specified financial ratios, including the amount and types of land, speculative housing and model homes that we may own at any given time. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

Increased Investments in Joint Ventures. We participate in numerous land acquisition and development joint ventures with independent third parties, in which we have less than a controlling interest. Our participation in these types of joint ventures has increased over the last couple of years and we expect it to continue to increase in the foreseeable future. These joint ventures provide us with a means of accessing larger parcels and lot positions and help us expand our marketing opportunities and manage our risk profile. However, these joint ventures often acquire parcels of raw land without entitlements and as such are subject to a number of development risks that our business does not face directly. These risks include the risk that anticipated projects could be delayed or terminated because applicable governmental approvals cannot be obtained at reasonable costs, if at all. In addition, the risk of construction and development cost overruns can be greater for a joint venture where it acquires raw land compared to our typical acquisition of entitled lots. These increased development and entitlement risks could have a material adverse effect on our financial position or results of operations if one or more joint venture projects is delayed, cancelled or terminated or we are required, whether contractually or for business reasons, to invest additional funds in the joint venture to facilitate the success of a particular project.

Our joint venture investments are generally very illiquid both because we lack a controlling interest in the ventures and because most of our joint ventures are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the joint venture’s assets or for a member to receive a return of their invested capital. Our lack of controlling interest also results in the risk that the joint venture will take actions that we disagree with, or fail to take actions that we desire.

Colonial Homes and Greater Homes Acquisitions. In February and September 2005, we completed the acquisitions of substantially all of the homebuilding operations of Colonial Homes of Ft. Myers/Naples, Florida, and Greater Homes of Orlando, Florida, respectively. The integration of Colonial and Greater Homes into our operations following the acquisitions will involve a number of risks. In particular, the combined companies may experience attrition among management and personnel. The integration process could also disrupt the activities of our current business. The integration of companies requires, among other things, coordination of management, administrative and other functions. Failure to overcome these challenges or any other problems encountered in connection with the acquisitions of Colonial and Greater Homes could cause our financial condition, results of operations and competitive position to decline. Our integration of the Colonial Homes and Greater Homes acquisitions assumes certain synergies and other benefits. We cannot assure you that unforeseen factors will not offset the intended benefits of the acquisition in whole or in part.

Attached Product and Condominium Offerings. In connection with the acquisition of Colonial, we became involved in the construction and sale of multi-story condominium homes. Prior to this acquisition, our business has typically involved only the construction and sale of single-family homes. The construction and sale of condominium homes involves different construction processes and subcontractors and, to a degree, different customers. In addition, condominium homes typically involve more extensive sales and warranty regulations. Although we now employ most of the Colonial Homes employees that were involved with the Colonial business (including condominium construction and sales), we have little prior experience in the condominium business. In addition, we are expanding into condominium construction and sales in other markets in which we operate and we face similar challenges and risks with such endeavors.

Dependence on Key Personnel. Our success largely depends on the continuing services of certain key employees, including our Co-Chief Executive Officers, John R. Landon and Steven J. Hilton, and our ability to attract and retain qualified personnel. We have employment agreements with Messrs. Landon and Hilton, but we do not have employment agreements with certain other key employees. We believe that Messrs. Landon and Hilton each possess valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. In addition, Messrs. Landon and Hilton have cultivated key contacts and relationships with important participants in the land acquisition process in our various communities across the country. The loss of the services of key employees could harm our operations and business plans.

Limited Geographic Diversification. We have operations in Texas, Arizona, California, Nevada, Colorado and Florida. Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

Increased Insurance Costs. Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We believe that we have maintained adequate insurance coverage to insure against these types of claims for homes completed before October 1, 2003. Insurance carriers have been excluding from policies of many homebuilders coverage for claims arising from the presence of mold for many builders and, as of October 1, 2003, our insurance policy began excluding mold coverage. If our retentions are not sufficient to protect against these types of claims or if we are unable to obtain adequate insurance coverage, a material adverse effect on our business, financial condition and results of operations could result if we are exposed to claims arising from the presence of mold in the homes that we build.

Natural Disasters. We have significant homebuilding operations in Texas, California and Florida. Some of our markets in Texas and Florida occasionally experience extreme weather conditions such as tornadoes or hurricanes. California has experienced a significant number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years. We do not insure against some of these risks. These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in losses that exceed our insurance coverage. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials. Any of these events could cause a decrease in our revenue, cash flows and earnings.

Inflation. We, like other homebuilders, may be adversely affected during periods of high inflation, mainly because of higher land and construction costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation increases our cost of financing, materials and labor and could cause our financial results or growth to decline. We attempt to pass cost increases on to our customers through higher sales prices. Although inflation has not historically had a material adverse effect on our business, recently the cost of some of the materials we use to construct our homes has increased. Sustained increases in material costs would have a material adverse effect on our business if we are unable to increase home sale prices or home sale prices comparably decrease.

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

We are also subject to the potential for significant variability and fluctuations in the cost and availability of real estate. Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we are beginning to purchase larger parcels, in many cases with a joint venture partner. Write-downs of our real estate could occur if market conditions deteriorate and these write-downs could be material in amount.

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

•                  delays in construction schedules due to strikes, adverse weather, acts of God, reduced subcontractor availability and governmental restrictions;

•                  our ability to acquire additional land or options for additional land on acceptable terms;

•                  conditions of the real estate market in areas where we operate and of the general economy;

•                  the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing; and

•                  costs and availability of materials and labor.

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

Additional Financing; Limitations. The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and begin development and construction. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2005, we had approximately $592.1 million of indebtedness and other borrowings. If we require working capital greater than that provided by operations or available under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

•                  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•                  we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces the funds available to us for other purposes such as capital expenditures;

•                  we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•                  we may be more vulnerable to economic downturns and adverse developments in our business than some of our competitors.

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

Government Regulations; Environmental Conditions. Regulatory requirements could cause us to incur significant liabilities and costs and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating certain developmental matters, as well as building and site design. We are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. We may be subject to additional costs and delays or may be precluded entirely from building projects because of “no-growth” or “slow-growth” initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, welfare or environmental concerns. We must also obtain licenses, permits and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond our control and could cause delays in our homebuilding projects.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning the demand for and the pricing of our homes, the growth potential of the markets we operate in, our acquisition strategy, demographic and other trends related to the homebuilding industry in general and our ability to capitalize on them, the future supply of housing inventory in our markets and the homebuilding industry in general, our ability to renew existing leases on comparable terms, our expectation that existing letters of credit and performance and surety bonds will not be drawn on, the adequacy of our insurance coverage and warranty reserves, our ability to deliver existing backlog, the expected outcome of legal proceedings against us, the sufficiency of our capital resources to support our growth strategy, our ability and willingness to acquire land under option or contract, the future impact of deferred tax assets or liabilities, the expectation of continued positive operating results in 2006 and beyond (including, but not limited to, that we will be able to achieve strong margins in the near term, that price appreciation will moderate and that we expect closings in our Florida market to increase in 2006) and the expected benefits of our acquisitions. Such statements are subject to significant risks and uncertainties.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in this report under the heading “Risk Factors.”

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are leased properties located in Scottsdale, Arizona, and Plano, Texas. The leases expire in March 2014 and April 2011, respectively. Our Dallas/Ft. Worth division occupies a building that is leased from a company owned beneficially by one of our co-chairmen. The lease expired in May 2005 and has continued on a month-to-month basis since that time. See Note 12 in the accompanying consolidated financial statements for further discussion of related party transactions.

We lease an aggregate of approximately 334,000 square feet of office space in our markets for our operating divisions and corporate and executive offices.

Item 3. Legal Proceedings

From time to time, the United States Environmental Protection Agency and Maricopa County (Arizona) Air Quality Department have assessed fines against us for violating dust control regulations. While we strive to maintain practices that comply with such regulations, dust control violations are common to the residential homebuilding industry in desert regions such as Arizona. We do not believe that such fines will have a material adverse effect on our business, financial position or results of operations.

Beginning in late 2003, we established relationships with title insurance companies in three states where we do business, under which one of our subsidiaries received a portion of the fees and premiums on title insurance purchased by certain of our homebuyers and reinsured a portion of the policy risk. The United States Department of Housing and Urban Development and certain state insurance regulators are investigating these types of arrangements. In 2004, we terminated those arrangements that were not expressly approved by a state regulator. In total, these arrangements contributed approximately $600,000 to our fiscal 2004 pre-tax earnings. Although we believe our arrangements were structured and operated in compliance with applicable state and federal laws and regulations, the ultimate resolution of these investigations could result in fines and/or a disgorgement of profits.

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At December 31, 2005, we had approximately $3.2 million in accrued legal expenses and settlement costs reserved for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated. Most of these matters relate to correction of home construction defects, foundation issues and general customer claims. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at a meeting of the Board of Directors, which follows the annual meeting of the stockholders, and at other Board of Directors meetings as appropriate.

The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2006). There are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position

Steven J. Hilton	44	Co-Chairman of the Board and Chief Executive Officer
John R. Landon	48	Co-Chairman of the Board and Chief Executive Officer
Larry W. Seay	50	Chief Financial Officer and Executive Vice President
C. Timothy White	45	General Counsel, Executive Vice President and Secretary
Richard T. Morgan	50	Vice President and Treasurer

Steven J. Hilton co-founded Monterey Homes in 1985, which merged with the Company’s predecessor in December 1996. Mr. Hilton has been Co-Chairman and CEO since July 1997.

John R. Landon founded Legacy Homes in 1987, which combined with the Company in July 1997. Mr. Landon has been Co-Chairman and CEO since July 1997.

Larry W. Seay has been Chief Financial Officer since December 1996 and was appointed Executive Vice President in October 2005. Mr. Seay served as Secretary from 1997 to October 2005.

Richard T. Morgan has been Vice President since April 1998 and was appointed the Company’s Treasurer in 2002.

C. Timothy White has been General Counsel, Executive Vice President and Secretary since October 2005 and served on the Meritage Board of Directors from December 1997 until October 2005.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTH”. The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, follow. Prices reflect a 2-for-1 stock split effected in the form of a stock dividend that occurred in January 2005:

	2005		2004
Quarter Ended	High	Low	High	Low

March 31	$76.62	$53.42	$39.83	$29.56
June 30	$85.00	$58.54	$37.35	$29.46
September 30	$96.50	$72.06	$39.81	$29.54
December 31	$78.27	$57.29	$57.17	$35.80

On March 6, 2006, the closing sales price of the common stock as reported by the NYSE was $56.01 per share. At that date, there were approximately 230 owners of record and approximately 5,700 beneficial owners of common stock.

The transfer agent for our common stock is Mellon Investor Services LLC, 85 Challenger Road, Ridgefield Park, NJ 07660 (www.melloninvestor.com).

We have not declared cash dividends for the past eight years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain the Company’s earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Certain of our debt instruments contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – Senior Notes, in the accompanying consolidated financial statements.

Issuer Purchases of Equity Securities:

The following table summarizes our purchases of our own equity securities during the three months ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2005	—	—	—	$50,000,000

November 1 - 30, 2005	230,616	$62.47	230,616	35,593,446

December 1 - 31, 2005	—	—	—	35,593,446

Total	230,616	$62.47	230,616	$35,593,446

In August 2002, our Board of Directors authorized the expenditure of up to $32 million to repurchase shares of our common stock. In January 2004, our Board of Directors approved an increase in this amount of $26.8 million. During 2004, we completed the August 2002 stock repurchase program by repurchasing 1.1 million shares.

In August 2004, the Board of Directors approved a stock buyback program authorizing the expenditure of up to $50 million to repurchase shares of our common stock. In 2005 we purchased 230,616 shares under this program at an average price of $62.47. The program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

In February 2006, the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. There is no stated expiration date for this program. As of March 7, 2006, we had not repurchased any shares of our common stock under this program.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2005. The financial data has been derived from our consolidated financial statements and related notes for the periods presented, audited by our independent registered public accounting firms. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

The data in the table includes the operations of Hancock Communities, Hammonds Homes, Perma-Bilt Homes, Citation Homes, Colonial Homes and Greater Homes since their dates of acquisition, May 2001, July 2002, October 2002, January 2004, February 2005 and September 2005, respectively.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2005	2004	2003	2002	2001
Statement of Earnings Data:
Total closing revenue	$3,001,102	$2,040,004	$1,471,001	$1,119,817	$744,174
Total cost of closings	(2,294,112)	(1,631,534)	(1,178,484)	(904,921)	(586,914)
Gross profit	706,990	408,470	292,517	214,896	157,260

Commissions and other sales costs	(160,114)	(116,527)	(92,904)	(65,291)	(41,085)
General and administrative expenses	(124,979)	(79,257)	(53,929)	(41,496)	(35,722)
Earnings from unconsolidated entities, net	18,337	2,788	1,743	1,383	1,006
Other income, net	7,468	9,284	4,033	4,052	1,878
Loss on extinguishment of debt	(31,477)	—	—	—	(383)
Earnings before income taxes	416,225	224,758	151,460	113,544	82,954
Income taxes	(160,560)	(85,790)	(57,054)	(43,607)	(32,295)

Net earnings	$255,665	$138,968	$94,406	$69,937	$50,659

Earnings per common share: (1)
Basic	$9.48	$5.33	$3.62	$2.82	$2.39
Diluted	$8.88	$5.03	$3.42	$2.66	$2.15

Balance Sheet Data (December 31):
Real estate (2)	$1,390,803	$867,218	$678,011	$484,970	$330,238
Total assets (2)	1,971,357	1,265,394	954,539	691,788	436,715
Senior notes, loans payable and other borrowings (2)	592,124	471,415	351,491	264,927	177,561
Total liabilities (2)	1,120,352	742,839	542,644	374,480	260,128
Stockholders’ equity	851,005	522,555	411,895	317,308	176,587

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2005	2004	2003	2002	2001
Cash Flow Data:
Cash provided by (used in):
Operating activities	$72,243	$63,869	$(50,302)	$1,050	$(16,411)
Investing activities	(247,427)	(85,502)	(35,812)	(149,691)	(76,465)
Financing activities	193,120	64,710	84,313	151,858	91,862

(1)          2001 amounts have been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend that occurred in April 2002 and 2001-2004 amounts have been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

(2)          We determined in 2005 that costs associated with models that we use to market our communities and that are built by us on lots owned by a third-party and leased from them during our sales process, are required to be included in our financial statements. We do not legally own the models, but we are reimbursed by the owner for our construction costs, and we have the right but not the obligation to purchase these homes. For accounting purposes we are deemed to be the owner due to our “continuing involvement” with these assets. At December 31, 2005 and 2004, the amount of real estate and notes and loans payable relating to such homes was $39.3 and $53.8 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer and builder of single-family homes in the rapidly growing western and southern United States based on the number of home closings and revenue. We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base. We believe that the relatively strong population, job and income growth as well as the favorable migration characteristics of our markets will continue to provide significant long-term growth opportunities for us. At December 31, 2005, we were actively selling homes in 184 communities, with base prices ranging from $109,000 to $1,147,000.

We achieved record home closings, home sales, revenues and net earnings in 2005. Home closing revenue increased 49% in 2005 to $3.0 billion and net earnings increased 84% to $255.7 million. In 2005 we closed 9,406 homes, up 30% from 2004 and we received 10,571 new orders for homes, up 17% from 2004.

For the year ended December 31, 2005, we benefited in most of our markets from strong order demand and strong pricing power, which resulted in record orders, closings and backlog. Our ability to obtain price increases, which have exceeded increases in land and construction costs, resulted in our 2005 gross margin increasing to 23.6% from 19.9% in fiscal 2004.

At December 31, 2005, we had a backlog of 6,394 homes with a value of approximately $2.2 billion. This backlog gives us good visibility into our projected results over the next few quarters. The homebuilding industry as a whole has generally benefited over the last few years from strong demand and pricing power. Because of the extended time period to construct homes, i.e., from the contracting of raw land through the entitlement process to the construction of homes, strong pricing power has a favorable impact on homebuilders’ gross margins because the underlying land (a significant component of the cost of a home) was generally contracted for several years earlier in a lower price environment. Thus, we believe, based on our significant backlog, during the first half of 2006 we will be able to continue to achieve relatively strong gross margins, unless we experience an unusually high number of order cancellations or construction costs increase significantly. Looking beyond our backlog, however, a slowing or decline in home sales prices could have an adverse effect on our gross margins because land relating to homes will generally have been contracted for in a comparatively higher price environment. In addition, our gross margins could be adversely impacted if home price increases do not keep pace with construction cost increases.

We posted strong home order growth in 2005, receiving 10,571 new orders valued at $3.6 billion, increases of 17% and 37%, respectively, compared to 2004. We are aware of investor concerns about demand trends. Overall, our sales orders in 2005 were strong. During the fourth quarter of 2005, we noticed a slowdown in some of our markets, in the pace of new orders compared to the abnormal surge in orders in the fourth quarter of 2004, resulting in modest increases in the number of homes ordered of 1% and 8% in the value of those orders. Our Nevada and northern California markets posted positive order growth in 2005, with increases of 70% and 4% in the value of home orders, respectively. Our fourth quarter order value for these regions, however, fell year over year 2% and 62%, respectively, reflecting slowing from the unusually robust sales pace seen in previous quarters in the northern California and Nevada markets with increases in the number of cancellations. It is our expectation that price appreciation in our more robust markets will moderate and we expect the home order rate to return to more normal and sustainable levels in 2006 and beyond.

During January and February 2006, demand moderated from the previous record-breaking pace of sales orders in some of our markets, particularly in northern California and Florida, while in Texas, our sales orders remain solid and have exceeded our expectations. During the fourth quarter of 2005, we experienced an increase in cancellations from historical levels. This trend of higher cancellation rates has continued. We believe our experiences in these markets are consistent with the overall trends in the homebuilding market. In addition, during the last few months in some of our markets, we began offering our customers increased incentives and discounts as homebuilding markets moderate from the pace experienced by the industry in general during recent years. If these trends continue or worsen in 2006, we may be required to moderate our previously issued 2006 revenue and earnings per share guidance.

Our Strategy and Other Recent Developments

In general, we focus on minimizing land risk by purchasing property only after full entitlements have been obtained and typically begin development or construction immediately after close. We acquire land primarily through rolling option contracts, allowing us to purchase individual lots as our building needs dictate. These arrangements allow us to control lot inventory typically on a non-recourse basis without incurring the risks of land ownership. At December 31, 2005, we owned or had options to acquire approximately 54,100 housing lots, of which approximately 91% were under rolling option and land purchase contracts. We believe that the lots we own or have the right to acquire represent an approximate five year supply, and that we are well positioned for future growth.

We have completed eight acquisitions over the last eight years. Our recent acquisitions have provided us with an entry into important new markets. Our 2002 acquisition of Perma-Bilt Homes provided us entry into the fast growing Las Vegas market and our January 2004 acquisition of Citation Homes of Southern California provided us entry into the Los Angeles metro area market, which is the second largest single-family housing market in the United States. Our 2001 acquisition of Hancock Homes (Phoenix) and our 2002 acquisition of Hammonds Homes (Dallas, Houston and Austin) have strengthened our positions in our important Arizona and Texas markets. In 2004 we began start-up operations in Denver, Colorado, and Orlando, Florida. We began start-up operations in Reno, Nevada in 2005, and we plan to begin delivering homes there in mid-2006.

In 2005 we significantly expanded our presence in Florida through our acquisition of Colonial Homes in February 2005 and our acquisition of Greater Homes in September 2005. Colonial Homes builds single-family homes and condominiums in the Ft. Myers/Naples market and Greater Homes builds single-family homes in the Orlando market.

In March 2005, we completed the sale of 1,035,000 shares of our common stock in a registered public offering resulting in net proceeds to the Company of approximately $69.7 million. In addition, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to the Company, after commissions, discounts and fees of approximately $344 million. We used the proceeds from these transactions to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011. In connection with this tender offer and repurchase, we recorded a one-time pre-tax charge of approximately $31.5 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes.

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical Accounting Policies

We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the consolidated financial statements. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations. Our inability to accurately estimate stock-based compensation, expenses, accruals, or an impairment of real estate or goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period. The estimates and assumptions we make relating to our application of FIN 46R, if not accurate, could result in us incorrectly including, or excluding, certain contractual land acquisition arrangements or investments in unconsolidated entities as variable interest entities in, or from, respectively, our consolidated financial statements.

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include:

Real Estate

Real estate is stated at cost, which includes direct construction costs for homes, development period interest and certain common costs that benefit the entire community. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

We review the carrying value of goodwill annually. In evaluating impairment, we base our estimates of fair value on an analysis of selected business acquisitions in the homebuilding industry provided to us by an independent third party. Such evaluations for impairment are significantly impacted by the amount a buyer is willing to pay in the current market for a like business. Our reporting units are determined in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which defines a reporting unit as an operating segment or one level below an operating segment.

Warranty Reserves

Warranty reserves included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty costs for each home closed. We review the adequacy of warranty reserves based on historical experience and our estimate of the costs to remediate the claims, and adjust these provisions accordingly. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.

Off-Balance Sheet Arrangements

We invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unrelated homebuilders, land sellers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because the criteria for consolidation set forth in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) have not been met. We record our investments in these entities in our consolidated balance sheets as “Investments in unconsolidated entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “Earnings from unconsolidated entities, net.”  See Note 4 in the accompanying financial statements for additional information related to our investments in unconsolidated entities.

We also enter into option or purchase agreements to acquire land or lots from entities, for which we generally pay non-refundable deposits. We analyze these agreements under FIN 46R to determine whether we are the primary beneficiary of the VIE created as result of these agreements using a model developed by management. If we are deemed to be the primary beneficiary of the VIE because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements. See Note 3 in the accompanying financial statements for additional information related to our off-balance sheet arrangements.

Home Closing Revenue, Home Orders and Order Backlog

The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

	Years Ended December 31,
	2005	2004	2003
Home Closing Revenue
Total
Dollars	$2,996,946	$2,015,742	$1,461,981
Homes closed	9,406	7,254	5,642
Average sales price	$318.6	$277.9	$259.1

Texas
Dollars	$787,204	$681,099	$577,330
Homes closed	3,576	3,152	2,828
Average sales price	$220.1	$216.1	$204.1

Arizona
Dollars	$873,137	$585,743	$415,709
Homes closed	3,122	2,331	1,515
Average sales price	$279.7	$251.3	$274.4

California
Dollars	$947,228	$628,324	$334,677
Homes closed	1,627	1,367	735
Average sales price	$582.2	$459.6	$455.3

Nevada
Dollars	$201,907	$120,576	$134,265
Homes closed	541	404	564
Average sales price	$373.2	$298.5	$238.1

Florida
Dollars	$184,661	N/A	N/A
Homes closed	532	N/A	N/A
Average sales price	$347.1	N/A	N/A

Colorado
Dollars	$2,809	N/A	N/A
Homes closed	8	N/A	N/A
Average sales price	$351.1	N/A	N/A

	Years Ended December 31,
	2005	2004	2003
Home Orders
Total
Dollars	$3,580,855	$2,604,948	$1,634,988
Homes ordered	10,571	9,007	6,152
Average sales price	$338.7	$289.2	$265.8

Texas
Dollars	$983,579	$752,770	$599,850
Homes ordered	4,264	3,518	2,862
Average sales price	$230.7	$214.0	$209.6

Arizona
Dollars	$1,174,452	$884,771	$509,913
Homes ordered	3,558	3,490	1,881
Average sales price	$330.1	$253.5	$271.1

California
Dollars	$976,921	$821,266	$375,105
Homes ordered	1,646	1,582	807
Average sales price	$593.5	$519.1	$464.8

Nevada
Dollars	$249,104	$146,141	$150,120
Homes ordered	653	417	602
Average sales price	$381.5	$350.5	$249.4

Florida
Dollars	$182,168	N/A	N/A
Homes ordered	410	N/A	N/A
Average sales price	$444.3	N/A	N/A

Colorado
Dollars	$14,631	N/A	N/A
Homes ordered	40	N/A	N/A
Average sales price	$365.8	N/A	N/A

	At December 31,
	2005	2004	2003
Order Backlog
Total
Dollars	$2,181,600	$1,320,951	$710,771
Homes in backlog	6,394	4,408	2,580
Average sales price	$341.2	$299.7	$275.5

Texas
Dollars	$509,465	$313,090	$241,419
Homes in backlog	2,173	1,485	1,119
Average sales price	$234.5	$210.8	$215.7

Arizona
Dollars	$838,702	$537,387	$238,359
Homes in backlog	2,427	1,991	832
Average sales price	$345.6	$269.9	$286.5

California
Dollars	$420,964	$391,271	$177,355
Homes in backlog	714	695	405
Average sales price	$589.6	$563.0	$437.9

Nevada
Dollars	$126,400	$79,203	$53,638
Homes in backlog	349	237	224
Average sales price	$362.2	$334.2	$239.5

Florida
Dollars	$274,247	N/A	N/A
Homes in backlog	699	N/A	N/A
Average sales price	$392.3	N/A	N/A

Colorado
Dollars	$11,822	N/A	N/A
Homes in backlog	32	N/A	N/A
Average sales price	$369.4	N/A	N/A

Home Closing Revenue. Home closing revenue increased 49% to a Company record of $3.0 billion in 2005 from $2.0 billion in 2004. The factors primarily leading to this increase were continued strong demand and our ability to raise prices throughout many of our markets. Average selling prices on homes closed rose 15% from 2004 to 2005 and we benefited from a 30% increase in the number of homes closed in 2005 to 9,406 from 7,254 in 2004. Additionally, our two acquisitions in Florida, though only included in our results for less than one year, accounted for approximately 18% of our increase in home closing revenues in 2005. In Arizona and Nevada, the number of homes closed increased 34% in 2005 producing home closing revenue of $873.1 and $201.9 million, increases of 49% and 67%, respectively, compared to 2004. Active selling communities in Arizona increased 35% to 35 at December 31, 2005 from 26 at the same time a year ago, supporting the strong closing results for Arizona. The 51% increase in California home closing revenue to $947.2 million in 2005 compared to $628.3 million in 2004 reflects a 19% increase in the number of homes closed and a 27% increase in the average selling price of homes closed. In a very competitive Texas market where we are now expanding our entry-level and semi-custom luxury offerings in addition to our primary focus on move-up homes, we closed 3,576 homes for $787.2 million in home closing revenue, increases of 13% and 16%, respectively. In Florida, as a result of our two acquisitions and the commencement of closings in our Orlando start-up division, we produced home closing revenue of $184.7 million on 532 home closings. With Florida being one of the fastest growing states in terms of population growth and permit activity, we expect the number of home closings and associated revenue to increase in 2006 with our Colonial Homes and Greater Homes divisions having a full year of closing activity.

Home closing revenue in 2004 increased 38% to $2.0 billion, compared to $1.5 billion in 2003. Contributing to our impressive 2004 home closing revenue was beginning 2004 with a year-end order backlog of $710.8 million. Additionally, our 2004 home closing revenue benefited from a 7% increase in the average sales price of homes closed and a 29% increase in the number of homes closed led by our Arizona and California regions where the housing markets were very strong in general. In 2004, we increased the number of actively selling communities through organic growth as well as our January 2004 acquisition of Citation Homes in the Southern California market. The number of closings in our Texas region increased 11% to 3,152 in 2004, reflecting somewhat more competitive market conditions. Our Arizona region posted a 54% increase in the number of homes closed in 2004 to 2,331. The increase in Arizona is primarily due to the increase in closings of more affordable homes in that market, particularly in our Active Adult communities, representing a shift in our historical product mix in this market. The average closing price per home in Arizona declined 8% in 2004 as a result of this shift in product mix. Our California region, which offers our highest priced homes, posted an 86% increase in the number of homes closed, resulting in an 88% increase in home closing revenue in 2004. The increase in home closings in California was primarily due to a generally strong housing market and a 29% increase in actively selling communities. In Nevada, closings were off moderately for 2004 because we sold out of several communities faster than anticipated in 2003, before our replacement communities were open for sales.

Home Orders. Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate of less than 25% of gross sales. In 2005, we took home orders for 10,571 homes, an increase of 17% compared to the 9,007 home orders in 2004 primarily due to having well designed communities with the right products at the right location and at the right price, coupled with a 32% increase in the number of actively selling communities to 184 at December 31, 2005. A robust housing market in Arizona contributed to a 33% increase in the value of home orders in 2005, where we have diversified our product mix with our Active Adult division, complementing our traditional move-up and semi-custom luxury communities. In Texas, despite a very competitive market, we experienced solid demand in all of our markets and received orders for 4,264 homes valued at $983.6 million in 2005, increases of 21% and 31%, respectively, compared to 3,518 home orders with a value of $752.8 million in 2004. A component to our order increase in Texas is our product line expansion into entry-level and semi-custom luxury homes. Our 2005 acquisitions of Colonial Homes and Greater Homes in Florida provided an additional 12 active selling communities to our portfolio at December 31, 2005, contributing approximately $182.2 million in home orders including the results of our Orlando start-up division. The acquisition of Colonial Homes also added condominiums and attached product to our product portfolio. While our Nevada and northern California regions posted strong order growth in 2005, increases of 70% and 4% in the value of home orders, respectively, our fourth quarter order value for these regions fell year over year 2% and 62%, respectively, reflecting slowing from the unusually robust sales pace seen in previous quarters in these markets. We expect home order rates to return to more normal and sustainable levels in 2006.

We ended the 2004 fiscal year with 9,007 homes ordered compared to 6,152 in 2003, representing a 46% increase in home orders. Our Arizona and California regions posted particularly strong results, primarily due to healthy housing markets in both states. The number of home orders in Arizona rose 86% in 2004 due to newly opened communities and the diversification of our product offerings to take advantage of emerging demographic trends such as maturing baby boomers in the form of Active Adult communities. Our Active Adult communities generated 786 sales orders in 2004, as compared to 302 in 2003. In California, sales orders increased 96% in 2004 primarily due to an increase in active communities in northern California, the acquisition of Citation Homes in January 2004 and continued strong demand for homes. During 2004, the number of orders in Nevada declined 31% to 417, reflecting the closing out of a number of communities ahead of their replacements. During the latter part of 2004, we successfully opened several communities for sales, which is reflected in our impressive sales results for Nevada in 2005.

Order Backlog. Our backlog represents net sales contracts that have not closed. Our backlog was $2.2 billion at December 31, 2005, an increase of 65% compared to $1.3 billion at December 31, 2004 and was comprised of 6,394 homes, a 45% increase compared to the year ended December 31, 2004. Our homes in backlog at December 31, 2005 reflect an average sales price of $341,200, an increase of 14% compared to

$299,700 at the same time a year ago. These increases are primarily due to healthy housing markets in many of our markets. In Texas, the number of homes in backlog increased 46% to 2,173 from 1,485 at December 31, 2004 with an increase of 63% in the value of that backlog to $509.5 million. Our Nevada and Arizona regions increased the number of homes in backlog 47% and 22%, respectively, while the value of those homes increased 60% and 56%, respectively. In California, we had a modest increase in backlog of 8%, reflecting moderating demand in the fourth quarter. With our start-up division in Orlando and acquisitions of Colonial Homes and Greater Homes during 2005, we ended the year with 699 homes in backlog in Florida with a value of $274.2 million in Florida.

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

Other Operating Information

	Years Ended December 31,
	($ in thousands)
	2005	2004	2003
Home Closing Gross Profit
Dollars	$706,453	$400,287	$291,282
Percent of home closing revenue	23.6%	19.9%	19.9%

Commissions and Other Sales Costs
Dollars	$160,114	$116,527	$92,904
Percent of home closing revenue	5.3%	5.8%	6.4%

General and Administrative Expenses
Dollars	$124,979	$79,257	$53,929
Percent of total closing revenue	4.2%	3.9%	3.7%

Provision for Income Taxes
Dollars	$160,560	$85,790	$57,054
Percent of earnings before provision for income taxes	38.6%	38.2%	37.7%

Home Closing Gross Profit.  Home closing gross profit represents home closing revenue less cost of home closings. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs. Home closing gross profit increased to 23.6% in 2005 from 19.9% in 2004. This increase was primarily due to strong demand and our ability to raise prices in many of our markets, along with increases in average sales prices on homes closed. The increase also reflected a greater percentage of revenue generated by our California, Nevada and Florida markets, which have higher average selling prices. In addition to strong demand and higher average selling prices, we were able to effectively manage our land and construction costs. Our 2005 gross margin reflects an overall robust homebuilding environment and is higher than our target range. In the future, we do not believe homebuilding margins of this level are sustainable and we believe our margins will return to a more normalized level during this time period. We believe that margin compression could result from a slowing in home sale price increases or decrease in home sale prices, increasing costs of land and building materials and increased incentives offered to homebuyers as the homebuilding market slows and interest rates increase.

Home closing gross profit as a percentage of home closing revenue was consistent in 2004 and 2003 at 19.9%.

Commissions and Other Sales Costs. Commissions and other sales costs, such as advertising and sales office expenses, decreased as a percent of home closing revenue to 5.3% in 2005 from 5.8% in 2004. This decrease was primarily due to the strong housing markets, which reduced the involvement of external real estate agents that result in higher commission costs than our internal sales force.

 Commissions and other sales costs as a percent of home closing revenue were 5.8% in 2004, down from 6.4% in 2003. This decrease was primarily the result of our ability to leverage our fixed and semi-fixed sales and marketing costs with our 38% increase in home closing revenue.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses increased to 4.2% of total revenue in 2005 from 3.9% in 2004. As discussed elsewhere, during 2005 we completed two significant acquisitions in Florida. These acquisitions, along with our growth in our existing markets, necessitated an expansion of our corporate infrastructure capabilities, such as accounting, internal audit, legal and information technology to prudently manage the growth of the Company.

General and administrative costs as a percent of total revenue remained relatively consistent in 2004 at 3.9% of total revenue compared to 3.7% for 2003.

Loss on Extinguishment of Debt. Reference is made to the following section titled “Liquidity and Capital Resources” for a discussion about the $31.5 million loss on extinguishment of debt charge we incurred relating to our 2005 bond refinancing.

Income Taxes. Income taxes increased to $160.6 million in 2005 from $85.8 million in 2004. As a percent of pre-tax earnings, taxes were 38.6% in 2005, generally consistent with 38.2% in 2004. The tax benefit associated with the exercise of employee stock options reduced taxes payable for 2005 by approximately $10.5 million, which was credited to additional paid-in-capital.

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

Liquidity and Capital Resources

Our principal uses of capital for the year ended December 31, 2005 were for operating expenses, the acquisitions of Colonial Homes and Greater Homes, land purchases, investments in joint ventures, lot development, home construction, the repurchase of common stock, income taxes and interest. We used a combination of borrowings under our revolving credit facility and funds generated by operations to meet our short-term working capital requirements. In addition, we repurchased $276.8 million of our 9.75% senior notes through the issuance of $350.0 million in aggregate principal amount of our 6.25% senior notes.

Cash flows for each of our communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are capitalized, income reported for financial statement purposes during those early stages may significantly exceed cash flow. Cash flows during the later stages of a community may significantly exceed earnings reported for financial statement purposes, as cost of closings includes charges for substantial amounts of previously expended costs.

We enter into various option and purchase contracts for land in the normal course of business. Except for our specific performance options, none of these agreements require us to purchase lots. Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. The pre-established number is typically structured to approximate our expected rate of home construction starts. At December 31, 2005, we had entered into option purchase contracts with an aggregate purchase price of approximately $2.8 billion, on which we had made deposits of approximately $167.5 million in cash along with approximately $81.5 million in letters of credit. Additional information regarding our purchase agreements and related deposits is presented in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

On December 20, 2005, we amended our $600 million senior unsecured revolving credit facility to add an accordion feature that will allow Meritage to request from time to time an aggregate increase of up to $200 million in the maximum borrowing commitment. Each member of the lending group may elect to participate or not participate in any request we make. In addition, any increase in the borrowing capacity pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default.

At December 31, 2005, $72.6 million was outstanding under our senior unsecured revolving credit facility and approximately $99.3 million was outstanding in letters of credit that collateralize our obligations under various land purchase and other contracts. After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $428.1 million at December 31, 2005, as determined by borrowing base limitations defined by our agreement with the lending banks.

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

Notwithstanding the above, our credit facility specifically provides that liabilities (i) under rolling options and similar contracts for the acquisition of real property, (ii) arising under model home leases, and (iii) arising under guarantees shall not be deemed off-balance sheet liabilities.

In April 2004, we issued $130.0 million in principal amount of 7.0% senior notes due 2014. Approximately $129.4 million of this amount was used to pay down our senior unsecured credit facility.

The indenture for our 7.0% senior notes requires us to comply with a number of covenants that restrict certain transactions, including covenants:

•                  limiting the amount of additional indebtedness we can incur unless after giving effect to such additional indebtedness, either (i) our fixed charge coverage ratio would be at least 2.0 to 1.0 or (ii) our ratio of consolidated debt to consolidated tangible net worth would be less than 3.0 to 1.0, provided, however, this limitation does not generally apply to indebtedness under our senior unsecured credit facility, most types of inter-company indebtedness, purchase money indebtedness up to $15 million, non-recourse indebtedness and other indebtedness up to $15 million;

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

In March 2005, we completed a series of refinancing transactions that we believe enhanced our liquidity and, in the long-term, will result in significant cash interest savings. These transactions included the sale of 1,035,000 shares of our common stock in a registered public offering resulting in net proceeds to us of approximately $69.7 million and the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to us of approximately $344 million. The indenture which governs the 6.25% senior notes contains covenants that are substantially similar to the covenants in the indenture that governs our existing 7.0% senior notes, except that, among other things, the new indenture:

•                  does not require us to maintain a certain level of minimum tangible net worth;

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

•                  increases the amount of investments we can make in joint ventures in a permitted business with unaffiliated third parties to 30% of our consolidated tangible net worth (as defined in the new indenture); and

•                  provides for a suspension of certain covenants if the new 6.25% senior notes have “investment grade ratings,” as defined in the indenture, including covenants relating to change of control, limitations on additional indebtedness, limitations on the amount of dividends, redemptions of equity interest and certain limitations on investments and asset sales.

We used the proceeds from these refinancing transactions to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011. In connection with this tender offer and repurchase, we reported in fiscal 2005 a one-time pre-tax charge of approximately $31.5 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes. Approximately $1.2 million of the 9.75% senior notes remain outstanding as of December 31, 2005.

As of and for the year ended December 31, 2005, we were in compliance with the credit facility and senior note covenants.

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

In August 2004, the Board of Directors approved a stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock. As of December 31, 2005, we had purchased 230,616 shares under this program at an average price of $62.47. The program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

In February 2006, the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. There is no stated expiration date for this program. We have not repurchased any shares of our common stock under this program.

Off-Balance Sheet Arrangements

We often acquire finished building lots at market prices from various development entities under fixed price purchase agreements. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. Under these purchase agreements, we are usually required to make deposits in the form of cash or a letter of credit, which may be forfeited if we fail to perform under the agreement. At December 31, 2005, we had entered into purchase agreements with an aggregate purchase price of approximately $2.8 billion and had made deposits of approximately $167.5 million in the form of cash and approximately $81.5 million in letters of credit.

We also enter into land acquisition and development joint ventures. We believe our participation in such joint ventures provides us a means of accessing larger parcels and lot positions and helps us expand our market opportunities and manage our risk profile. Our participation in joint ventures is an increasingly important part of our business model and we expect it to continue to increase in the future. We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on debt of certain unconsolidated land acquisition and development joint ventures. At December 31, 2005, we had limited repayment guarantees of $31.1 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action (commonly referred to as “bad boy guarantees”). These types of guarantees typically are on a pro rata basis and are designed to protect the secured lender from the joint venture filing voluntary bankruptcy to impede the lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property. To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would generally require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us. At December 31, 2005, we had outstanding guarantees of this type totaling approximately $47.3 million. By definition, guarantees of this type, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In some instances, these indemnities are subject to caps. These indemnities generally obligate us to reimburse the project lenders only for claims related to environmental matters for which such lenders are held responsible. As part of our project acquisition due diligence process to determine potential environmental risks, we, or the joint venture entity, generally obtain an independent environmental review from outside consultants.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of December 31, 2005, we were subject to approximately $30.9 million of these types of surety bond indemnity arrangements. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond. At December 31, 2005, we had approximately $17.8 million in outstanding letters of credit and $208.0 million in performance bonds for such purposes. We believe it is unlikely that any of these letters of credit or performance bonds will be drawn upon.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Principal, senior notes	$481,232	$—	$—	$—	$481,232
Interest, senior notes	296,236	31,095	62,190	62,190	140,761
Other borrowing obligations (1)(2)	39,798	36,202	3,596	—	—
Interest, other borrowing obligations (1)(2)	1,729	1,587	142	—	—
Operating lease obligations (1)	36,673	8,380	12,683	8,627	6,983
Specific performance option obligations	968	968	—	—	—

Total	$856,636	$78,232	$78,611	$70,817	$628,976

(1)          As a part of our model home construction activities, we enter into lease transactions with third parties, the monthly payments for which are typically calculated by applying a LIBOR-based rate to the agreed upon basis of the leased asset. As discussed in Note 5, at December 31, 2005 and 2004, approximately $39.3 and $53.8 million of these transactions were included in our balance sheet as model home inventory with a corresponding debt balance, which is included in the other borrowings category above. The portion of the lease payments relating to this obligation is included in the above table in “Interest, other borrowing obligations.”  The remainder of the lease payments relating to the model home leases and other operating leases is included in the “Operating lease obligations” category. See Notes 3 and 14 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.

(2)          Includes $0.5 million in principal related to an acquisition and development loan with interest payments totaling $0.1 million.

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2005 or 2004.

Seasonality

We historically sell more homes in the first half of the fiscal year than in the second half, which historically has resulted in more home closings in the second half of the year due in part to the slightly seasonal nature of the market for our move-up and luxury products. We expect this seasonal trend to continue, although it may vary as our operations continue to expand.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment” (“SFAS No. 123R”), effective for annual periods beginning after June 15, 2005. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Beginning in the first quarter of 2006, we will adopt the provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. We previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. This statement also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The impact of the adoption of SFAS No.

123R is estimated to result in a reduction of net earnings ranging from $8 million to $9 million depending on, among other things, the number of options granted and the price of our stock, as well as the assumptions used to value options granted, such as the volatility of our stock, risk-free interest rates, employee exercise patterns and employee forfeiture rates.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29.”  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued Staff Position 109-1 , “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FASB No. 109-1”). FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the periods that the amounts are deductible on the tax return. We began applying the provisions of FSP 109-1 January 1, 2005, and expect that the impact of this deduction will increase as the deduction is phased in under the statute.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.”  This statement, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on the Company’s results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility. The interest rate relative to this borrowing fluctuates with the Prime and LIBOR lending rates. At December 31, 2005, we had $72.6 million drawn under our revolving credit facility that would be subject to changes in interest rates. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of $350.0 million in principal of our 6.25% senior notes, $130.0 million in principal of our 7.0% senior notes and $1.2 million in principal of our 9.75% senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate borrowings until we would be required to refinance such debt.

The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2005 follows:

	December 31, 2005 For the Years Ended December 31,											Fair Value at December 31,
	2006		2007		2008		2009		2010	Thereafter	Total	2005
	(dollars in millions)

Fixed rate	$—		—		—		—		—	$481.2	$481.2	$445.1	(a)
Average interest rate	—		—		—		—		—	6.46%	6.46%	n/a

Variable rate	$36.2	(b)	3.4	(b) (d)	0.2	(b)	72.6	(c)	—	—	112.4	112.4	(b) (c) (d)
Average interest rate	—		—		—		—		—	—	—	n/a

(a) Fair value of our fixed rate debt at December 31, 2005, is based on quoted market prices by independent dealers.

(b) $36.2, $2.9 and $0.2 million relates to our model home lease program in 2006, 2007 and 2008. Although we have no legal obligation to repay this amount, generally accepted accounting principles require we include this liability and a related asset in our consolidated financial statements. The lease payments required under this program are based on the outstanding principal amount at approximately 6.621% of such amount per annum.

(c) $72.6 million relates to our revolving credit facility which carries a variable interest rate of LIBOR plus 1.7% per annum or Prime.

(d) $0.5 million relates to an acquisition and development loan which carries a variable interest rate of the 30 day LIBOR plus 3.5% per annum.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, together with related notes and the reports of Deloitte & Touche LLP and KPMG LLP, independent registered public accounting firms, are on the following pages. Other required financial information is more fully described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Meritage Homes Corporation

We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Meritage Homes Corporation:

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and cash flows of Meritage Homes Corporation and subsidiaries, formerly Meritage Corporation (the Company), for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management.  Our responsiblity is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material  respects, the results of operations and cash flows of Meritage Homes Corportion for the year ended December 31, 2003, in conformity wiht U.S. generally accepted accounting principles.

KPMG LLP

Phoenix, Arizona

February 16, 2004

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share data)
Assets
Real estate	$1,390,803	$867,218
Cash and cash equivalents	65,812	47,876
Real estate not owned	1,464	18,344
Deposits on real estate under option or contract	167,040	129,072
Receivables	60,745	15,974
Goodwill	130,222	91,475
Intangibles, net	14,029	2,561
Property and equipment, net	36,239	27,742
Prepaid expenses and other assets	16,289	14,188
Investments in unconsolidated entities	88,714	50,944

Total assets	$1,971,357	$1,265,394

Liabilities
Accounts payable	$140,789	$77,799
Accrued liabilities	289,307	135,790
Home sale deposits	76,299	41,537
Liabilities related to real estate not owned	968	14,780
Deferred tax liability, net	20,865	1,518
Loans payable and other borrowings	112,398	54,419
Senior notes	479,726	416,996

Total liabilities	1,120,352	742,839

Stockholders’ Equity
Common stock, par value $0.01. Authorized 50,000,000 shares; issued and outstanding 33,112,358 and 31,460,050 shares at December 31, 2005 and 2004, respectively*	331	315
Additional paid-in capital	296,804	209,630
Retained earnings	637,248	381,583
Treasury stock at cost, 5,935,068 and 5,704,452 shares at December 31, 2005 and 2004, respectively*	(83,378)	(68,973)

Total stockholders’ equity	851,005	522,555

Total liabilities and stockholders’ equity	$1,971,357	$1,265,394

* All share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Home closing revenue	$2,996,946	$2,015,742	$1,461,981
Land closing revenue	4,156	24,262	9,020
Total closing revenue	3,001,102	2,040,004	1,471,001

Cost of home closings	(2,290,493)	(1,615,455)	(1,170,699)
Cost of land closings	(3,619)	(16,079)	(7,785)
Total cost of closings	(2,294,112)	(1,631,534)	(1,178,484)

Home closing gross profit	706,453	400,287	291,282
Land closing gross profit	537	8,183	1,235
Total closing gross profit	706,990	408,470	292,517

Commissions and other sales costs	(160,114)	(116,527)	(92,904)
General and administrative expenses	(124,979)	(79,257)	(53,929)
Earnings from unconsolidated entities, net	18,337	2,788	1,743
Other income, net	7,468	9,284	4,033
Loss on extinguishment of debt	(31,477)	—	—

Earnings before provision for income taxes	416,225	224,758	151,460
Provision for income taxes	(160,560)	(85,790)	(57,054)

Net earnings	$255,665	$138,968	$94,406

Earnings per share*:
Basic	$9.48	$5.33	$3.62
Diluted	$8.88	$5.03	$3.42

Weighted average number of shares*:
Basic	26,977	26,066	26,090
Diluted	28,787	27,610	27,620

* 2004 and 2003 share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2005, 2004 and 2003
	(In thousands)
	Number of Shares*	Common Stock*	Additional Paid-In Capital*	Retained Earnings	Treasury Stock	Total

Balance at January 1, 2003	30,454	304	197,168	148,209	(28,373)	317,308

Net earnings	—	—	—	94,406	—	94,406
Tax benefit from stock option exercises	—	—	2,805	—	—	2,805
Exercise of stock options	504	6	2,539	—	—	2,545
Purchase of treasury stock	—	—	—	—	(5,180)	(5,180)
Stock option expense	—	—	11	—	—	11

Balance at December 31, 2003	30,958	310	202,523	242,615	(33,553)	411,895

Net earnings	—	—	—	138,968	—	138,968
Tax benefit from stock option exercises	—	—	2,972	—	—	2,972
Exercise of stock options	502	5	4,114	—	—	4,119
Purchase of treasury stock	—	—	—	—	(35,420)	(35,420)
Stock option expense	—	—	21	—	—	21

Balance at December 31, 2004	31,460	315	209,630	381,583	(68,973)	522,555

Net earnings	—	—	—	255,665	—	255,665
Tax benefit from stock option exercises	—	—	10,465	—	—	10,465
Exercise of stock options	617	6	6,985	—	—	6,991
Purchase of treasury stock	—	—	—	—	(14,405)	(14,405)
Stock option expense	—	—	25	—	—	25
Issuance of common stock	1,035	10	69,699	—	—	69,709

Balance at December 31, 2005	33,112	$331	$296,804	$637,248	$(83,378)	$851,005

*                 2004 and 2003 amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings	$255,665	$138,968	$94,406
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	17,207	13,233	8,536
Write-off of senior note issuance cost	4,977	—	—
Increase (decrease) in deferred tax liability	(5,965)	609	1,497
Tax benefit from stock option exercises	10,465	2,972	2,805
Equity in earnings of unconsolidated entities	(18,337)	(2,788)	(1,743)
Distributions of earnings from unconsolidated entities	16,140	3,698	—
Changes in assets and liabilities, net of effect of acquisitions:
Increase in real estate	(364,571)	(136,967)	(188,696)
Increase in deposits on real estate under option or contract	(33,455)	(23,776)	(29,273)
Increase in receivables and prepaid expenses and other assets	(40,805)	(11,347)	(1,781)
Increase in accounts payable and accrued liabilities	208,968	63,169	54,686
Increase in home sale deposits	21,954	16,098	9,261
Net cash provided by (used in) operating activities	72,243	63,869	(50,302)

Cash flows from investing activities:
Investments in unconsolidated entities	(89,085)	(45,567)	(18,580)
Distributions of capital from unconsolidated entities	20,799	951	1,664
Cash paid for acquisitions	(152,425)	(24,165)	—
Cash paid for earn-out agreements	(1,929)	(1,780)	(1,860)
Purchases of property and equipment	(25,279)	(15,113)	(17,133)
Proceeds from sales of property and equipment	492	172	97
Net cash used in investing activities	(247,427)	(85,502)	(35,812)

Cash flows from financing activities:
Proceeds from loans payable and other borrowings	3,284,162	2,044,902	1,386,535
Repayments of loans payable and other borrowings	(3,211,700)	(2,078,979)	(1,432,962)
Proceeds from issuance of senior notes, net	343,835	130,088	133,375
Proceeds from sale of common stock, net	69,709	—	—
Purchase of treasury stock	(14,405)	(35,420)	(5,180)
Payments for repurchase of senior notes	(285,472)	—	—
Proceeds from stock option exercises	6,991	4,119	2,545
Net cash provided by financing activities	193,120	64,710	84,313

Net increase (decrease) in cash and cash equivalents	17,936	43,077	(1,801)
Cash and cash equivalents, beginning of year	47,876	4,799	6,600
Cash and cash equivalents, end of year	$65,812	$47,876	$4,799

See Supplemental Disclosure of Cash Flow Information at Note 11.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Meritage Homes is a leading designer and builder of single-family attached and detached homes in the fast-growing southern and western United States, based on the number of home closings. We offer a variety of homes that are designed to appeal to a wide range of homebuyers , including first-time, move-up, luxury and active adult buyers. We have operations in 14 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland. Through our successors, we commenced our homebuilding operations in 1985.

We operate in Texas as Legacy Homes and Monterey Homes; in Arizona as Meritage Homes and Monterey Homes; in Florida as Meritage Homes and Greater Homes and in California, Nevada and Colorado as Meritage Homes. At December 31, 2005, we were actively selling homes in 184 communities, with base prices ranging from $109,000 to $1,147,000.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to conform to our current year financial statement presentation. In our consolidated balance sheets for the years ended December 31, 2005 and 2004, we changed the classification of our minority interests amounts of $0.4 million and $0.2 million, respectively, to present such amounts as accrued liabilities.  In our consolidated statement of cash flows for the year ended December 31, 2004, we changed the classification of distribution of capital from unconsolidated entities to present such changes as an operating activity.  We previously presented such changes as an investing activity.  In the accompanying consolidated statements of cash flows for the year ended December 31, 2004, this reclassification resulted in a $3.7 million increase to operating cash flows and a corresponding decrease to investing cash flows from the amounts previously reported.

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $62.7 million and $12.9 million are included in cash and cash equivalents at December 31, 2005 and 2004, respectively.

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

An impairment loss is recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the cash flows generated by future disposition. Real estate is reviewed quarterly to determine whether recorded costs are recoverable. In such cases, amounts are carried at the lower of cost or estimated fair value less disposal costs.

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. The deposits are then transferred to real estate at the time the lots are acquired. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable.

Property and Equipment, net. Property and equipment, net, at December 31, 2005 and 2004 consists of approximately $17.9 million and $13.5 million, respectively, of computer and office equipment and approximately $18.3 million and $14.2 million, respectively, of model home furnishings, and is stated at cost less accumulated depreciation. Accumulated depreciation related to these assets amounted to approximately $24.4 million and $16.0 million at December 31, 2005 and 2004, respectively. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repair costs are expensed as incurred.

Deferred Costs. At December 31, 2005 and 2004, deferred costs representing financing fees totaled approximately $6.7 million, net of accumulated amortization of approximately $2.4 million and $3.7 million, respectively, and are included on our consolidated balance sheets within prepaid expenses and other assets. The costs are primarily amortized using the straight line method which approximates the effective interest method. Additionally, in 2005, we wrote off approximately $5.0 million of deferred costs related to our 9.75% senior notes of which $278.8 million in aggregate principal amount was repurchased during 2005.

Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in earnings from unconsolidated entities, net. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence.

Intangibles, net. Intangible assets consist primarily of non-compete agreements, tradenames and floor plan designs acquired in connection with our February 2005 acquisition of Colonial Homes and our September 2005 acquisition of Greater Homes. These intangible assets were valued at the acquisition dates utilizing accepted valuation procedures. The non-compete agreements, tradenames and floorplan designs are being amortized over their estimated useful lives. The acquired cost and accumulated amortization of our intangible assets was $11.5 million and $1.9 million, respectively, at December 31, 2005. Amortization expense is expected to be approximately $2.9 million in 2006 and $2.8, $2.3, $1.1 and $0.5 million per year in 2007, 2008, 2009 and 2010 respectively.

Additionally, we have capitalized software costs at December 31, 2005 and 2004, in accordance with SOP 98-1 “Accounting for Costs of Computer Software Development or Obtained for Internal Use” with a cost basis of $6.9 and $3.2 million, respectively, net of accumulated amortization of $2.5 and $0.6 million, respectively.  In 2005, amortization expense was approximately $1.9 million related to the capitalized software costs and is expected to be approximately $2.9 million in 2006 and $1.5 million in 2007.

Accrued Liabilities. Accrued liabilities at December 31, 2005 and 2004 consisted of the following:

	At December 31,
	2005	2004
Accruals related to real estate development and construction activities	$135,953	$51,230
Payroll and other benefits	51,382	30,349
Accrued taxes	48,941	16,231
Warranty reserves	25,168	14,967
Other accruals	27,863	23,013
Total	$289,307	$135,790

Revenue Recognition. Revenue from closings of residential real estate is recognized when closings have occurred, the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally the close of escrow.

Cost of Home Closings. Cost of home closings includes direct home construction costs, closing costs, land acquisition and development costs, development period interest and common costs. Direct construction costs are accumulated during the period of construction and charged to cost of closings under specific identification methods, as are closing costs.

Estimated future warranty costs are charged to cost of home closings in the period when the revenues from the related home closings are recognized. Costs are accrued based upon historical experience and generally range from ..30% to .78% of the home’s sales price (see Note 14).

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

Advertising Costs. The Company expenses advertising costs as they are incurred. Advertising expense was approximately $21.7 million, $14.4 million and $12.4 million in fiscal 2005, 2004 and 2003, respectively.

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

Stock-Based Compensation.  We have a stock-based employee compensation plan under which officers, key employees, non-employee directors and consultants may be granted options to purchase shares of our authorized but unissued common stock. This plan is described more fully in Note 9. We apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under this method, compensation expense is recorded on the date of the grant only if the market price of the underlying stock on the date of the grant was greater than the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. We have not issued options with exercise prices below the market value on the date of the grant; therefore, we have not recognized compensation expense relating to below-market grants for our stock-based plan. Had compensation cost for this plan been determined pursuant to SFAS No. 123, our net earnings and earnings per share would have been reduced to the following unaudited pro forma amounts. Per share amounts reflect a 2-for-1 stock split effective January 2005.

		Years Ended December 31,
		(in thousands, except per share amounts)
		2005	2004	2003

Net earnings	As reported	$255,665	$138,968	$94,406
	Deduct*	(7,501)	(4,357)	(3,541)
	Pro forma	$248,164	$134,611	$90,865

Basic earnings per share	As reported	$9.48	$5.33	$3.62
	Pro forma	$9.20	$5.16	$3.49

Diluted earnings per share	As reported	$8.88	$5.03	$3.42
	Pro forma	$8.62	$4.88	$3.29

* Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

The pro forma results above are not intended to be indicative of future results upon our adoption of SFAS No. 123R.

The fair value for these options was established at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the years presented:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.41%	4.39%	3.33%
Expected volatility	52.10%	55.50%	54.66%
Expected life (in years)	7	7	7
Weighted average fair value of options	$35.13	$19.37	$9.56

Goodwill. Upon our January 1, 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization, though it is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount of the net assets of an identified reporting unit exceeds the fair value of that reporting unit, goodwill is considered to be impaired. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we base our estimates of fair value on an analysis of selected business acquisitions in the homebuilding industry provided to us by an independent third party. Such evaluations for impairment are significantly impacted by the amount a buyer is willing to pay in the current market for a like business.

Fair Value of Financial Instruments. We determine fair value of financial instruments as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.”

The estimated fair value of our 9.75% senior notes at December 31, 2005 and 2004 was $1.3 and $309.4 million, respectively, based on quoted market prices by independent dealers. The aggregate principal amount of these notes at December 31, 2005 and 2004 was $1.2 and $280.0 million, respectively.

The estimated fair value of our 7.0% senior notes at December 31, 2005 and 2004 was $123.5 and $133.9 million, respectively, based on quoted market prices by independent dealers. The aggregate principal amount of these notes at December 31, 2005 and 2004 was $130.0 million.

The estimated fair value of our 6.25% senior notes at December 31, 2005 was $320.3 million based on quoted market prices by independent dealers. The aggregate principal amount of these notes at December 31, 2005 was $350.0 million.

Our revolving credit facility and liabilities related to our model lease program carry interest rates that are variable and/or comparable to current market rates based on the nature of the obligations, their terms and remaining maturity, and therefore, the cost basis approximates fair value.

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our short-term financial instruments to approximate fair value.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123R “Share Based Payment” (“SFAS No. 123R”), effective for annual periods beginning after June 15, 2005. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Beginning in the first quarter of 2006, we will adopt the provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. We previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. This statement also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The impact of the adoption of SFAS No. 123R is estimated to result in a reduction of net earnings ranging from approximately $8 million to $9 million in 2006, depending on, among other things, the number of options granted and the price of our stock, as well as the assumptions used to value options granted, such as the volatility of our stock, risk-free interest rates, employee exercise patterns and employee forfeiture rates.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29.”  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued Staff Position 109-1 , “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FASB No. 109-1”). FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the periods that the amounts are deductible on the tax return. We began applying the provisions of FSP 109-1 January 1, 2005, and expect that the impact of this deduction will increase as the deduction is phased in under the statute.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.”  This statement, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate at December 31 consists of the following (in thousands):

	2005	2004
Homes under contract under construction	$815,925	$492,378
Finished home sites and home sites under development	370,921	263,041
Unsold homes, completed and under construction	116,088	53,098
Model homes	45,060	1,294
Model home lease program	39,336	53,819
Land held for development	3,473	3,588
	$1,390,803	$867,218

Subject to sufficient qualifying assets, we capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. Certain information regarding interest follows (in thousands):

	Years Ended December 31,
	2005	2004
Capitalized interest, beginning of year	$19,701	$13,074
Interest incurred and capitalized	43,034	38,855
Amortization to cost of home and land closings	(38,796)	(32,228)
Capitalized interest, end of year	$23,939	$19,701

NOTE 3 – VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

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

Under FIN 46R, a variable interest entity, or VIE, is created when any of the following factors are present: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity, or (c) do not have the right to receive expected residual returns of the entity or (iii) the equity investors as a group are considered to lack the direct or indirect ability to make decisions about the entity if (x) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and (y) substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

Based on the provisions of FIN 46R, we have concluded that when we enter into option or purchase agreements to acquire land or lots from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If we are deemed to be the primary beneficiary of the VIE, because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements. Not all of our purchase or option agreements are determined to be VIEs.

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

We generally do not have any ownership interest in the VIEs that hold the lots and land under option or contract, and accordingly, we generally do not have legal or other access to the VIEs books or records. Therefore, it is not possible for us to compel the VIEs to provide financial or other data to us in performing our primary beneficiary evaluation. Accordingly, this lack of information from the VIEs may result in our evaluation being conducted primarily based on management’s judgments and estimates.

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

The table below presents a summary of our lots under option at December 31, 2005 (dollars in thousands):

				Option/Earnest Money Deposits
	Number of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Total specific performance options recorded on balance sheet as real estate not owned (1)	30	$1,464	$1,464	$496	$—-

Option contracts not recorded on balance sheet – non-refundable deposits (1)	33,415	n/a	2,112,560	141,206	81,519
Purchase contracts not recorded on balance sheet – non-refundable deposits (1)	14,588	n/a	496,983	23,637	—
Purchase contracts not recorded on balance sheet – refundable deposits (2)	10,273	n/a	234,067	2,197	—
Total options not recorded on balance sheet	58,276	n/a	2,843,610	167,040	81,519
Total lots under option or contract	58,306		$2,845,074	$167,536	$81,519

(1)                Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)                Deposits are refundable at our sole discretion. Includes 9,098 lots under control for which we have not completed our acquisition evaluation process and we have not internally committed to purchase.

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

NOTE 4 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. We had equity investments of 50% or less and did not have controlling financial interests in these unconsolidated entities at December 31, 2005. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We also enter into mortgage and title business joint ventures from time to time. These unconsolidated entities follow accounting principles generally accepted in the United States of America and we share in their profits and losses generally in accordance with our ownership interests.

For land development joint ventures, we and, in some cases, our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the unconsolidated joint ventures. Option prices are generally negotiated prices that approximate market value when we enter into the option contract. For homebuilding and land development joint ventures, our share of the joint venture earnings relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. At such time, we allocate our joint venture earnings to the land acquired by us as a reduction in the basis of the property.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows:

	At December 31,
	2005	2004
	(in thousands)
Assets:
Cash	$10,337	$8,689
Real estate	524,775	227,104
Other assets	22,373	13,026
Total assets	$557,485	$248,819

Liabilities and equity:
Accounts payable and other liabilities	$32,244	$13,284
Notes and mortgages payable	299,498	145,209
Equity of:
Meritage	72,362	40,785
Other	153,381	49,541
Total liabilities and equity	$557,485	$248,819

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

Revenues	$145,580	$29,130	$20,404
Costs and expenses	(91,289)	(21,917)	(12,248)
Net earnings of unconsolidated entities	$54,291	$7,213	$8,156
Meritage’s share of pre-tax earnings *	$19,420	$2,788	$1,743

*                       Our share of net earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of earnings. Our share of net earnings excludes joint venture earnings related to lots we purchased from the joint ventures. Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

At December 31, 2005 and December 31, 2004, our investments in unconsolidated entities includes $1.5 million and $2.9 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets. These amounts are amortized to equity of earnings of unconsolidated entities over the life of the respective joint ventures, which offsets their related earnings. We amortized approximately $1.1 million to our equity of the joint venture earnings in 2005. There was no such amortization recorded in 2004.

In addition to joint ventures accounted for under the equity method summarized in the above table, at December 31, 2005 and December 31, 2004, our investments in unconsolidated entities included joint ventures recorded under the cost method. These joint ventures were formed to obtain large parcels of land, to perform off-site development work and to sell lots to the joint venture members. As of December 31, 2005, and December 31, 2004, our investments in unconsolidated entities recorded under the cost method were $14.9 and $7.2 million, respectively. As of December 31, 2005, we have not recorded any income or distributions from these joint ventures.

NOTE 5 – LOANS PAYABLE AND OTHER BORROWINGS

Loans payable at December 31 consist of the following (in thousands):

	2005	2004
$600 million unsecured revolving credit facility maturing May 2009 with extension provisions, with interest payable monthly approximating LIBOR (approximately 4.535% at December 31, 2005) plus 1.7% or Prime (7.25% at December 31, 2005).	$72,600	$—

Model home lease program, with interest in the form of lease payments payable monthly approximating 6.621% at December 31, 2005	39,336	53,819

Other borrowings, acquisition and development financing	462	600

Total loans payable and other borrowings	$112,398	$54,419

We have determined that the construction costs and related debt associated with certain model homes which are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet. We do not legally own the model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes. Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell such model home to a third-party home buyer. Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which is generally between one and three years from the origination of the lease.

On December 20, 2005, we amended our $600 million senior unsecured revolving credit facility to add an accordion feature that will allow Meritage to request from time to time an aggregate increase of up to $200 million in the maximum borrowing commitment. Each member of the lending group may elect to participate or not participate in any request we make. In addition, any increase in the borrowing capacity pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default.

NOTE 6 – SENIOR NOTES

Senior notes at December 31 consist of the following (in thousands):

	2005	2004
6.25% senior notes due 2015. At December 31, 2005, there was approximately $1.6 million in unamortized discount.	$348,396	$—
7.0% senior notes due 2014. At December 31, 2005 and 2004, there was approximately $0.1 million in unamortized premium.	130,074	130,083
9.75% senior notes due 2011. At December 31, 2005 and 2004, there was approximately $0.1 million and $6.9 million in unamortized premium, respectively.	1,256	286,913
	$479,726	$416,996

In March 2005, we used a portion of the proceeds from the $350 million sale of our 6.25% senior notes to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011. In connection with this tender offer and repurchase, we reported a one-time pre-tax charge of approximately $31.5 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes and taxes in 2005. Later during 2005, we repurchased an additional $2 million of our 9.75% senior notes.

The bank facility and indentures for the 7% senior notes due 2014 and the 6.25% senior notes due 2015 contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the year ended December 31, 2005, we were in compliance with these covenants. After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $428.1 million at December 31, 2005 as determined by borrowing base limitations defined by our agreement with the lending banks. The revolving credit facility and senior notes restrict our ability to pay dividends, and at December 31, 2005, our maximum permitted amount available to pay dividends was $127.8 million, which is equal to 50% of our consolidated net income for the most recent four quarters.

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

Scheduled principal maturities of loans payable and other borrowings and senior notes as of December 31, 2005 follow (in thousands):

Year Ended December 31,
2006	$36,202
2007	3,424
2008	172
2009	72,600
2010	—
Thereafter	481,232
$593,630

NOTE 7 – ACQUISITIONS AND GOODWILL

Greater Homes. In September 2005 we purchased all of the outstanding stock of Greater Homes, Inc. (“Greater Homes”), a builder of single-family homes in Orlando, Florida. The purchase price was approximately $86.2 million in cash, including the repayment of existing debt of approximately $27.7 million. The results of Greater Homes’ operations have been included in our financial statements since September 1, 2005, the effective date of the acquisition. Assets and liabilities were recorded at their estimated fair market value at the date of acquisition, and are subject to change when we finalize our analysis.

Colonial Homes. In February 2005, we purchased the homebuilding and related assets of Colonial Homes of Florida (“Colonial Homes”), which operates primarily in the Ft. Myers/Naples area. The purchase price was approximately $66.2 million in cash. The results of Colonial Homes’ operations have been included in our consolidated financial statements as of the effective date of acquisition, February 1, 2005.

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

Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The acquisitions of Citation, Colonial Homes and Greater Homes were recorded using the purchase method of accounting. The purchase prices were allocated based on estimated fair value of the assets and liabilities assumed at the date of the acquisition. The excess purchase price over the fair value of the net assets, of $11.2 million, $27.9 million and $10.1 million for Citation, Colonial Homes and Greater Homes, respectively, were recorded as goodwill, which is included on our consolidated balance sheets. We expect that substantially all of the goodwill recorded for the Citation and Colonial Homes acquisitions will be deductible for tax purposes.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows (in thousands):

Balance at January 1, 2004	$75,645
Goodwill acquired during the year	11,214
Increase due to earn-out agreements	2,147
Purchase accounting adjustment	2,469
Balance at December 31, 2004	91,475
Goodwill acquired during the year	37,802
Increase due to earn-out agreements	1,476
Purchase accounting adjustment	(531)
Balance at December 31, 2005	$130,222

Prior to 2004, we acquired the assets of several companies, at which time the basis of goodwill for tax purposes was determined to be in excess of the book basis in goodwill. Current tax law provides for the amortization of purchased goodwill. Under this circumstance, SFAS No. 109 requires that the goodwill be separated into two components. The first component is equivalent to book goodwill and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established. The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized. The tax benefit from the recognition on the tax return of the amortization of the second component is treated as a reduction in the book basis of goodwill.

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” management selected January 1 as the date of our annual goodwill impairment test. During 2005 and 2004, management performed an analysis of potential impairment of goodwill carried and determined that no impairment existed. During the first quarter of 2006, our analysis of potential impairment of goodwill carried on our balance sheet at December 31, 2005 was completed, and we determined that no impairment existed.

NOTE 8 – EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 31, were calculated as follows (in thousands, except per share amounts):

	2005	2004	2003

Basic average number of shares outstanding	26,977	26,066	26,090

Effect of dilutive securities:
Options to acquire common stock	1,810	1,544	1,530
Diluted average shares outstanding	28,787	27,610	27,620

Net earnings	$255,665	$138,968	$94,406

Basic earnings per share	$9.48	$5.33	$3.62

Diluted earnings per share	$8.88	$5.03	$3.42

Antidilutive stock options not included in the calculation of diluted earnings per share	52	—	—

NOTE 9 – INCENTIVE AWARDS AND RETIREMENT PLAN

Stock Based Compensation

Our Board of Directors administers our current stock option plan, which has been approved by our stockholders. The plan authorizes grants of incentive stock options and non-qualified stock options to our officers, key employees, non-employee directors and consultants. The plan provides a means of performance-based compensation in order to attract and retain qualified employees. At December 31, 2005, a total of 3,289,872 shares of Meritage common stock were reserved for issuance upon exercise of stock options granted under this plan. The options vest over periods from one to five years from the grant date, are based on continued employment or service and expire five to ten years after the grant date.

We apply APB Opinion No. 25 and related interpretations in accounting for our plan. Under APB No. 25, if the exercise price of our stock options is at least equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The pro forma information regarding net earnings and earnings per share required by SFAS No. 148 is included in Note 1.

Summary of stock option activity:

	Years Ended December 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of year:	2,901,030	$17.73	2,693,024	$11.37	2,636,700	$8.99
Granted	588,750	$60.40	880,500	$31.86	698,000	$16.33
Exercised	(617,298)	$11.33	(500,974)	$8.22	(504,196)	$5.05
Canceled	(73,200)	$26.03	(171,520)	$18.21	(137,480)	$14.08
Options outstanding at end of year	2,799,282	$27.90	2,901,030	$17.73	2,693,024	$11.37

Options exercisable at end of year	961,130		855,708		717,710

Price range of options exercised	$1.41 - $36.91		$2.50 - $26.24		$1.41 - $19.30

Price range of options outstanding	$1.41 - $81.96		$1.41 - $44.29		$1.41 - $26.24

Total shares reserved at end of year	3,289,872		3,907,170		2,808,104

Stock options outstanding at December 31, 2005, were:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.41 - $10.00	627,514	1.4 years	$7.02	521,314	$6.98
$15.00 - $27.00	850,384	4.0 years	$17.71	325,916	$18.13
$30.00 - $45.00	743,634	5.3 years	$31.88	113,900	$31.89
$50.00 - $65.00	506,750	6.3 years	$58.60	—	$—
$66.00 - $82.00	71,000	6.7 years	$73.51	—	$—

	2,799,282	4.7 years	$27.90	961,130	$13.72

401(k) Retirement Plan

We have a 401(k) plan for all full-time Meritage employees who have been with the Company for a period of six months or more. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $1.4 million, $1.2 million and $0.6 million for the years ended 2005, 2004 and 2003, respectively.

NOTE 10 – INCOME TAXES

Components of income tax expense (benefit) are (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current taxes:
Federal	$144,287	$74,819	$49,543
State	22,238	10,362	6,014
	166,525	85,181	55,557
Deferred taxes:
Federal	(5,170)	524	1,265
State	(795)	85	232
	(5,965)	609	1,497

Total	$160,560	$85,790	$57,054

Income taxes differ for the years ended December 31, 2005, 2004 and 2003, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Expected taxes at current federal statutory income tax rate	$145,679	$78,665	$53,011
State income taxes, net of Federal tax benefit	13,938	6,791	3,997
Non-deductible costs and other	943	334	46
Income tax expense	$160,560	$85,790	$57,054

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences at December 31 (in thousands):

	2005	2004
Deferred tax assets:
Warranty reserve	$7,859	$5,014
Wages payable	1,828	1,425
Accrued expenses	1,770	859
Reserves and allowances	1,685	211
Other	450	579
Total deferred tax assets	13,592	8,088

Deferred tax liabilities:
Real estate and fixed asset basis differences	19,645	2,451
Goodwill	8,607	5,632
Intangibles	3,681	—
Prepaids	1,959	1,029
Other	565	494
Total deferred tax liabilities	34,457	9,606

Net deferred tax liability	$(20,865)	$(1,518)

On an annual basis, we review our deferred tax assets based on open tax years, the status of refund claims filed and other factors. As a result of our acquisitions of Colonial Homes and Greater Homes, we recorded deferred tax liabilities of approximately $25.3 million with a corresponding increase to goodwill.

NOTE 11 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The 2005 acquisitions of Greater Homes and Colonial Homes and the 2004 acquisition of Citation Homes resulted in the following changes in assets and liabilities (in thousands):

	2005	2004
Increase in real estate	$(140,538)	$(12,036)
Increase in deposits on real estate under option or contract	(5,170)	(1,870)
Increase in receivables and other assets	(7,640)	(747)
Increase in goodwill	(37,802)	(11,214)
Increase in intangibles	(11,493)	—
Increase in property and equipment	(826)	(89)
Increase in accounts payable and accrued liabilities	12,172	1,704
Increase in home sale deposits	12,809	87
Increase in deferred tax liability	26,063	—
Net cash paid for acquisitions	$(152,425)	$(24,165)

	2005	2004	2003
	(in thousands)
Cash paid during the year for:
Interest	$35,820	$36,728	$26,154
Income taxes	$125,026	$70,916	$54,315

Non-cash lot distributions from unconsolidated entities	$33,007	$16,291	$4,730

NOTE 12 – RELATED PARTY TRANSACTIONS

We have transacted business with related or affiliated companies and with certain officers and directors of the Company. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.

Since 1997, we have leased office space in Plano, Texas from Home Financial Services, a Texas partnership owned by John Landon, our co-chief executive officer, and his wife. The lease currently is on a month-to-month basis. Rents paid to the partnership were approximately $268,000, $255,000 and $242,000 in 2005, 2004 and 2003, respectively. The office rent is included within general and administrative expenses on our consolidated statements of earnings.

We paid legal fees of approximately $1,643,000, $783,000 and $1,032,000 to law firms in 2005, 2004 and 2003, respectively, of which C. Timothy White was a partner. Mr. White served on our board of directors until October 1, 2005, at which time he joined the Company as our General Counsel. Of these fees, approximately $1,136,000, $722,000 and $892,000 were real estate project related and capitalized to real estate on our balance sheet in 2005, 2004 and 2003, respectively. The remaining amounts are recorded within general and administrative expenses on our consolidated statements of earnings.

During 2004, we contracted with a landbanker to acquire property in the Tucson, Arizona area for $4.6 million. Robert Sarver, one of our directors, has a 3.8% ownership interest in the entity that sold this property to the landbanker. During 2005, we had purchases totaling approximately $1.2 million from the landbanker related to this property. In addition, we made purchases of approximately $64,800 directly from the entity in which Mr. Sarver has the ownership interest. We expect to complete the full acquisition of this property during fiscal 2007.

During 2004 the Company entered into an advertising/sponsorship agreement with the National Basketball Association’s Phoenix Suns organization. One of our directors, Robert Sarver is the Controlling Owner and Vice Chairman of the Phoenix Suns, and our Co-CEO’s, Steven Hilton and John Landon, are minority owners of the team. In 2005 and 2004 we paid approximately $392,000 and $250,000 in advertising/sponsorship costs related to the agreement. These amounts are recorded as general and administrative expenses on our consolidated statement of earnings.

NOTE 13 – OPERATING AND REPORTING SEGMENTS

The Company designs, constructs and sells homes designed to meet the specific needs of each of its markets. Because the Company’s geographic homebuilding regions have similar economic characteristics, housing products and class of prospective buyers, the geographic homebuilding regions have been aggregated into a single homebuilding segment.

All revenues are from external customers. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2005, 2004 and 2003.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We have reserved approximately $3.2 million for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities on our December 31, 2005 balance sheet. Most of the matters relate to the correction of home construction defects, foundation issues and general customer claims. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

From time to time, the United States Environmental Protection Agency and Maricopa County (Arizona) Air Quality Department have assessed fines against us for violating dust control regulations. While we strive to maintain practices that comply with such regulations, dust control violations are common to the residential homebuilding industry in desert regions such as Arizona. We do not believe that such fines will have a material adverse effect on our business, financial position or results of operations.

Beginning in late 2003, we established relationships with title insurance companies in three states where we do business, under which one of our subsidiaries received a portion of the fees and premiums on title insurance purchased by certain of our homebuyers and reinsured a portion of the policy risk. The United States Department of Housing and Urban Development and certain state insurance regulators are investigating these types of arrangements. In 2004, we terminated those arrangements that were not expressly approved by a state regulator. In total, these arrangements contributed approximately $600,000 to our fiscal 2004 pre-tax earnings. Although we believe our arrangements were structured and operated in compliance with applicable state and federal laws and regulations, the ultimate resolution of these investigations could result in fines and/or a disgorgement of profits.

In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts. At December 31, 2005, we had outstanding letters of credit of $99.3 million and performance bonds of $238.9 million. We do not believe it is probable that these letters of credit or bonds will be drawn upon.

We also enter into land acquisition and development joint ventures.  We believe our participation in such joint ventures provides us a means of accessing larger parcels and lot positions and helps us expand our market opportunities and manage our risk profile.  Our participation in joint ventures is an increasingly important part of our business model and we expect it to continue to increase in the future.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on debt of certain unconsolidated land acquisition and development joint ventures.  At Decemebr 31, 2005, we had limited repayment guarantees of $31.1 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action (commonly referred to as “bad boy guarantees”). These types of guarantees typically are on a pro rata basis and are designed to protect the secured lender from the joint venture filing voluntary bankruptcy to impede the lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property. To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would generally require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us. At December 31, 2005, we had outstanding guarantees of this type totaling approximately $47.3 million. By definition, guarantees of this type, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2005, are as follows (in thousands):

Years Ended December 31,

2006	$8,380
2007	6,842
2008	5,841
2009	5,006
2010	3,621
Thereafter	6,983
$36,673

Rent expense approximated $11.7 million, $8.7 million and $8.1 million in 2005, 2004 and 2003, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of earnings.

We have certain obligations related to post-construction warranties and defects related to homes closed. We have estimated these reserves based on historical data and trends with respect to similar product types and geographical areas. A summary of changes in our warranty reserve follows (in thousands):

	Years Ended December 31,
	2005	2004

Warranty reserve, beginning of year	$14,967	$9,253
Additions to reserve	21,681	12,214
Warranty claims	(11,480)	(6,500)
Warranty reserve, end of year	$25,168	$14,967

Warranty reserves are included in accrued liabilities within the accompanying consolidated balance sheets. Additions to warranty reserves are included in cost of sales within the accompanying consolidated statements of earnings.

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the years ended December 31, 2005 and 2004 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2005
Revenue	$551,168	$653,571	$755,450	$1,040,913
Gross profit	119,334	153,165	178,068	256,423
Earnings before provision for income taxes	38,721	94,796	112,502	170,206
Net earnings	24,196	59,239	70,253	101,977
Per Share Data:
Basic earnings per share	$0.92	$2.19	$2.57	$3.74
Diluted earnings per share	$0.86	$2.05	$2.40	$3.53

2004
Revenue	$423,502	$433,935	$482,748	$699,819
Gross profit	83,163	79,636	102,045	143,626
Earnings before provision for income taxes	43,463	39,826	57,512	83,957
Net earnings	26,919	24,637	35,600	51,812
Per Share Data:
Basic earnings per share	$1.02	$0.94	$1.38	$2.01
Diluted earnings per share	$0.96	$0.89	$1.30	$1.88

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year. All share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Meritage maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by Meritage under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Meritage’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Co-Chief Executive Officers and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of Meritage’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, Meritage’s management concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Meritage’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Meritage Homes Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Meritage Homes Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 10, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as set forth herein, the information required by this item regarding our directors and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2006 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears under Item 4 of Part I of this Annual Report as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officers, Chief Financial Officer and Chief Accounting Officer. A copy of our Code of Ethics has been filed as an exhibit hereto and is also available on our website at www.meritagehomes.com.

Item 11. Executive Compensation

Information required in response to this item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference from our definitive proxy statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13. Certain Relationships and Related Transactions

Information required in response to this item is incorporated by reference from our definitive proxy statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by our principal accountant for the audit of our annual financial statements for 2005 and 2004, and fees billed for other services rendered.

	2005	2004
Audit fees (1)	$1,493,171	$1,451,866
Audit - related fees (2)	71,475	18,600
Audit and audit-related fees	1,564,646	1,470,466
Tax fees (3)	83,350	201,797
Total fees	$1,647,996	$1,672,263

(1)    Audit fees consisted principally of fees for audit and review services, services related to various SEC filings and related research and the 2005 and 2004 senior note offerings. Audit fees in 2005 and 2004 include $775,741 and $907,843 of fees for audit services related to Management’s Annual Report on Internal Control over Financial Reporting.

(2)    Audit related fees consisted of fees related to the audit of our 401(k) Plan, financial accounting and reporting consultations.

(3)    Tax fees consisted of fees for income tax consulting and tax (including state and local tax procurement) compliance, including preparation of original and amended state and federal income tax returns, refund claims and IRS tax audit assistance.

Each year, the audit committee approves the annual audit engagement in advance. The committee has also established procedures to pre-approve all non-audit services provided by the principal independent accountants. All 2005 and 2004 non-audit services listed above were pre-approved.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Financial Statements and Schedules

(i)	Financial Statements:
	(1)	Report of Deloitte & Touche LLP
	(2)	Report of KPMG LLP
(3)

Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2005 and 2004 and related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005

(ii)	Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(b)          Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.2 of Form S-3 Registration Statement No. 333-87398.

4.2	Indenture, dated May 30, 2001 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2001.

4.2.1	First Supplemental Indenture, dated September 20, 2001 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.1 of Form 10-K for the year ended December 31, 2002.

4.2.2	Second Supplemental Indenture, dated July 12, 2002 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2002.

4.2.3	Third Supplemental Indenture, dated October 21, 2002 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.3 of Form 10-K for the year ended December 31, 2002.

4.2.4	Fourth Supplemental Indenture, dated February 19, 2003 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.4 of Form 10-K for the year ended December 31, 2002.

4.2.5	Fifth Supplemental Indenture, dated August 22, 2003 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.5 of Form S-4 Registration Statement No. 333-109933.

4.2.6	Sixth Supplemental Indenture, dated May 14, 2004 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.6 of Form S-4 Registration Statement 333-115610.

4.2.7	Seventh Supplemental Indenture, dated December 20, 2004 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.7 of Form 10-K for the year ended December 31, 2004.

4.2.8	Eighth Supplemental Indenture, dated March 10, 2005 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.8 of Form 10-K for the year ended December 31, 2004.

4.3	Indenture, dated April 21, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended March 31, 2004.

Exhibit Number	Description	Page or Method of Filing
4.3.1	First Supplemental Indenture, dated May 14, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.1 of Form S-4 Registration Statement No. 333-115610.

4.3.2	Second Supplemental Indenture, dated December 20, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2004.

4.3.3	Third Supplemental Indenture, dated April 18, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.3 of Form S-4 Registration Statement No. 333-123661.

4.3.4	Fourth Supplemental Indenture, dated September 22, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended September 30, 2005.

4.4	Indenture dated March 10, 2005 (re 6¼% Senior Notes due 2015) and form of 6¼% Senior Notes due 2015	Incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2004.

4.4.1	First Supplemental Indenture, dated April 18, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1.1 of Form S-4 Registration Statement No. 333-123661.

4.4.2	Second Supplemental Indenture, dated September 22, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarterly period ended September 30, 2005.

10.1	Master Transaction Agreement, dated February 9, 2005, by and among the Company, Meritage Homes of Florida, Inc., Colonial Homes, Inc., Colonial Shores, LLC and The Colonial Company **	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated February 9, 2005.

10.2	Stock Purchase Agreement, dated August 24, 2005, by and among Meritage Homes of Florida, Inc. and the stockholders of Greater Homes, Inc. **	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended September 30, 2005.

10.2.1	First Amendment to Stock Purchase Agreement dated September 1, 2005, by and among Meritage Homes of Florida, Inc. and the stockholders of Greater Homes, Inc.	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2005.

10.3	Credit Agreement dated December 12, 2002	Incorporated by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2002.

10.3.1	First Amendment to Credit Agreement, dated September 8, 2003	Incorporated by reference to Exhibit 10.1.1 of Form S-4 Registration Statement No. 333-109933.

10.3.2	Second Amendment to Credit Agreement, dated December 3, 2003	Incorporated by reference to Exhibit 10.1.2 of Form 10-K for the year ended December 31, 2003.

10.3.3	Third Amendment to Credit Agreement, dated April 20, 2004	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended March 31, 2004.

10.3.4	Fourth Amendment to Credit Agreement, dated October 28, 2004	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2004.

10.3.5	Fifth Amendment to Credit Agreement, dated December 23, 2004	Incorporated by reference to Exhibit 10.1 of Form 8-K dated December 30, 2004.

10.3.6	Sixth Amendment to Credit Agreement, dated April 29, 2005	Incorporated by reference to Exhibit 10.1 of Form 8-K dated April 29, 2005.

Exhibit Number	Description	Page or Method of Filing
10.3.7	Commitment Increase Agreement, dated November 18, 2005.	Incorporated by reference to Exhibit 10.1 of Form 8-K dated November 18, 2005.

10.3.8	Seventh Amendment to Credit Agreement, dated December 20, 2005.	Incorporated by reference to Exhibit 10.1 of Form 8-K dated December 20, 2005.

10.4	2001 Annual Incentive Plan*	Incorporated by reference to Exhibit B of the Proxy Statement for the 2001 Annual Meeting of Stockholders.

10.5	Amended Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.5.1	Representative Form of Meritage Qualified Stock Option Agreement *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended Setpember 30, 2004.

10.5.2	Representative Form of Meritage Non-Qualified Stock Option Agreement *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2004.

10.6	Representative Form of Employment Agreement between the Company and Steven J. Hilton and John R. Landon *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 8, 2003.

10.6.1	Revised Amendment to Employment Agreements between the Company and Steven J. Hilton and John R. Landon *	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2004.

10.6.2	First Amendment to Employment Agreement between the Company and John R. Landon *	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2005.

10.6.3	First Amendment to Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 30, 2005.

10.7	Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.7 of Form S-4 Registration Statement No. 333-109933.

10.7.1	Amendment to Employment Agreement between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2004.

10.8	Representative Form of Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton and John R. Landon*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated July 8, 2003.

10.9	Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.8 of Form S-4 Registration Statement No. 333-109933.

10.10	Change of Control Agreement between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.6 of Form 10-Q/A for the quarterly period ended March 31, 2000.

10.11	Deferred Bonus Agreement – 2002 Award Year- between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2002.

10.12	Deferred Bonus Agreement – 2003 Award Year – between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period dated March 31, 2004.

Exhibit Number	Description	Page or Method of Filing
10.13	Deferred Bonus Agreement – 2002 Award Year- between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2002.

10.14	Deferred Bonus Agreement – 2003 Award Year – between the Company and Richard T. Morgan *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended March 31, 2004.

10.15	Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2005.

10.16	Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2005.

10.17	Deferred Bonus Agreement – 2004 Award Year – between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended March 31, 2005.

10.18	Deferred Bonus Agreement – 2004 Award Year – between the Company and Richard T. Morgan *	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended March 31, 2005.

10.19	Offer of Employment Letter from the Company to Sandra R.A. Karrmann	Filed herewith.

10.20	Change of Control agreement between the Company and Sandra R.A. Karrmann	Filed herewith.

14	Code of Ethics	Filed herewith.

21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of KPMG LLP	Filed herewith.

24	Powers of Attorney	See signature page.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer	Filed herewith.

*      Indicates a management contract or compensation plan.

**   Certain Confidential Information in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March 2006.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ STEVEN J. HILTON
Steven J. Hilton
Co-Chairman and Chief Executive Officer

By	/s/ JOHN R. LANDON
John R. Landon
Co-Chairman and Chief Executive Officer

By	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer

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

Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

Signature		Title	Date

/s/	STEVEN J. HILTON	Co-Chairman and	March 14, 2006
	Steven J. Hilton	Chief Executive Officer

/s/	JOHN R. LANDON	Co-Chairman and	March 14, 2006
	John R. Landon	Chief Executive Officer

/s/	LARRY W. SEAY	Chief Financial Officer	March 14, 2006
	Larry W. Seay	Executive Vice President
(Principal Financial Officer)

/s/	VICKI L. BIGGS	Controller and	March 14, 2006
	Vicki L. Biggs	Chief Accounting Officer
(Principal Accounting Officer)

/s/	PETER L. AX	Director	March 14, 2006
Peter L. Ax

/s/	RAYMOND OPPEL	Director	March 14, 2006
Raymond Oppel

/s/	ROBERT G. SARVER	Director	March 14, 2006
Robert G. Sarver

/s/	WILLIAM CAMPBELL	Director	March 14, 2006
William Campbell

/s/	RICHARD T. BURKE, SR.	Director	March 14, 2006
Richard T. Burke, Sr.

/s/	GERALD W. HADDOCK	Director	March 14, 2006
Gerald W. Haddock