Form 10-Q
period 2006-03-31
Meritage Homes CORP
filed 2006-05-10
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐       No  ☒

Common shares outstanding as of May 3, 2006:  26,633,410.

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets:
Real estate	$1,502,109	$1,390,803
Cash and cash equivalents	41,662	65,812
Real estate not owned	—	1,464
Deposits on real estate under option or contract	163,620	167,040
Receivables	54,637	60,745
Goodwill	130,081	130,222
Intangibles, net	13,689	14,029
Property and equipment, net	41,811	36,239
Prepaid expenses and other assets	17,246	16,289
Investments in unconsolidated entities	78,971	88,714

Total assets	$2,043,826	$1,971,357

Liabilities:
Accounts payable	$140,771	$140,789
Accrued liabilities	268,643	289,307
Home sale deposits	74,229	76,299
Liabilities related to real estate not owned	—	968
Deferred tax liability, net	20,230	20,865
Loans payable and other borrowings	168,646	112,398
Senior notes	479,767	479,726

Total liabilities	1,152,286	1,120,352

Stockholders’ Equity:
Common stock, par value $0.01. Authorized 50,000,000 shares; issued and outstanding 33,415,578 and 33,112,358 shares at March 31, 2006 and December 31, 2005, respectively	334	331
Additional paid-in capital	306,899	296,804
Retained earnings	716,983	637,248
Treasury stock at cost, 6,791,068 and 5,935,068 shares at March 31, 2006 and December 31, 2005, respectively	(132,676)	(83,378)

Total stockholders’ equity	891,540	851,005

Total liabilities and stockholders’ equity	$2,043,826	$1,971,357

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005

Home closing revenue	$846,374	$550,947
Land closing revenue	897	221
Total closing revenue	847,271	551,168

Cost of home closings	(632,311)	(431,622)
Cost of land closings	(919)	(212)
Total cost of closings	(633,230)	(431,834)

Home closing gross profit	214,063	119,325
Land closing gross profit (loss)	(22)	9
Total closing gross profit	214,041	119,334

Commissions and other sales costs	(48,027)	(31,471)
General and administrative expenses	(42,722)	(23,963)
Earnings from unconsolidated entities, net	5,588	3,378
Other income, net	1,911	2,723
Loss on extinguishment of debt	—	(31,280)

Earnings before provision for income taxes	130,791	38,721
Provision for income taxes	(51,055)	(14,525)

Net earnings	$79,736	$24,196

Earnings per common share:
Basic	$2.96	$0.92
Diluted	$2.86	$0.86

Weighted average number of shares:
Basic	26,974	26,218
Diluted	27,876	28,184

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net earnings	$79,736	$24,196
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,873	3,754
Write-off of senior note issuance cost	—	4,942
Decrease in deferred tax liability	(644)	—
Stock-based compensation	2,679	—
Excess tax benefit from stock-based compensation	(4,974)	—
Tax benefit from stock option exercises	—	2,643
Equity in earnings from unconsolidated entities	(5,588)	(3,378)
Distributions of earnings from unconsolidated entities	3,266	1,932
Changes in assets and liabilities, net of effect of acquisitions:
Increase in real estate	(110,035)	(83,725)
Decrease (increase) in deposits on real estate under option or contract	3,916	(7,735)
Decrease in receivables and prepaid expenses and other assets	7,712	5,441
Decrease in accounts payable and accrued liabilities	(15,620)	(5,217)
(Decrease) increase in home sale deposits	(2,070)	6,103
Net cash used in operating activities	(36,749)	(51,044)

Cash flows from investing activities:
Investments in unconsolidated entities	(7,780)	(11,083)
Distributions of capital from unconsolidated entities	14,339	6,897
Cash paid for acquisitions	—	(65,956)
Purchases of property and equipment	(10,591)	(5,974)
Proceeds from sales of property and equipment	8	57
Net cash used in investing activities	(4,024)	(76,059)

Cash flows from financing activities:
Proceeds from loans payable and other borrowings	968,500	587,600
Repayments of loans payable and other borrowings	(910,009)	(595,149)
Proceeds from issuance of senior notes, net	—	343,836
Purchase of treasury stock	(49,298)	—
Payments for repurchase of senior notes	—	(283,424)
Proceeds from sale of common stock, net	—	69,694
Excess tax benefit from stock-based compensation	4,974	—
Proceeds from stock option exercises	2,456	1,498
Net cash provided by financing activities	16,623	124,055

Net decrease in cash and cash equivalents	(24,150)	(3,048)
Cash and cash equivalents at beginning of period	65,812	47,876
Cash and cash equivalents at end of period	$41,662	$44,828

See supplemental disclosures of cash flow information at Note 10.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization. We are a leading designer and builder of single-family attached and detached homes in the rapidly growing southern and western United States, based on the number of home closings. We offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers. We have operations in 14 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. In 1996 and 1997, through a merger and acquisition, we acquired the homebuilding operations of our predecessor companies having operations in Arizona and Texas. We currently focus exclusively on homebuilding and related activities and no longer operate as a real estate investment trust.

We operate in Texas as Meritage Homes, Legacy Homes and Monterey Homes; in Arizona as Meritage Homes and Monterey Homes; in Florida as Meritage Homes and Greater Homes and in California, Nevada and Colorado as Meritage Homes. At March 31, 2006, we were actively selling homes in 185 communities, with base prices ranging from $107,000 to $1,147,000.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to conform to our current year financial statement presentation. In our condensed consolidated statement of cash flows for the three months ended March 31, 2005, we changed the classification of distribution of earnings from unconsolidated entities to present such changes as an operating activity. We previously presented such changes as an investing activity. In the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2005, this reclassification resulted in a $3.0 million increase to operating cash flows and a corresponding decrease to investing cash flows from the amounts previously reported. In our condensed consolidated statements of earnings for the three months ended March 31, 2005, we reclassified $2.0 million in expenses from other income, net to general and administrative expenses to conform to the current year presentation. These financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. Because each of our homebuilding regions has similar economic characteristics, housing products and class of prospective buyers, the homebuilding regions have been aggregated into a single homebuilding segment.

Common Stock Repurchase. In August 2004, the Board of Directors approved a stock repurchase program authorizing the expenditure of up to $50 million to repurchase shares of our common stock. This program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

In February 2006, the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. There is no stated expiration date for this program but we will purchase shares subject to applicable securities law and at times and in amounts as management deems appropriate. In March 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.

Off-Balance Sheet Arrangements. We often acquire finished building lots at market prices at the date the contract is executed from various development entities under option and purchase agreements. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. Under these option and purchase agreements, we are usually required to make deposits in the form of cash or a letter of credit, which may be forfeited if we fail to perform under the agreement. As of March 31, 2006, we had entered into option and purchase agreements with an aggregate purchase price of approximately $2.8 billion and had made deposits of approximately $163.6 million in the form of cash and approximately $86.4 million in letters of credit.

We also enter into land acquisition and development joint ventures. Our participation in such joint ventures provides us a means of accessing larger parcels and lot positions and helps us expand our market opportunities and manage our risk profile. Our participation in joint ventures is an increasingly important part of our business model and we expect it to continue to increase in the future. We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on debt of certain unconsolidated land acquisition and development joint ventures. At March 31, 2006, our share of these limited pro rata repayment guarantees was $31.7 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action (commonly referred to as “bad boy guarantees”). These types of guarantees typically are on a pro rata basis and are designed to protect the secured lender from the joint venture filing voluntary bankruptcy to impede the lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property. To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us. At March 31, 2006, we had outstanding guarantees of this type totaling approximately $62.2 million. By definition, these guarantees, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

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

Additionally, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of March 31, 2006, we had approximately $29.2 million of surety bonds outstanding subject to these indemnity arrangements. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond. At March 31, 2006, we had approximately $28.0 million in outstanding letters of credit and $235.4 million in performance bonds for such purposes. We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Intangibles, net. Intangible assets consist primarily of non-compete agreements, tradenames and floor plan designs acquired in connection with our February 2005 acquisition of Colonial Homes and our September 2005 acquisition of Greater Homes. These intangible assets were valued at the acquisition dates utilizing accepted valuation procedures. The non-compete agreements, tradenames and floorplan designs are being amortized over their estimated useful lives. The cost and accumulated amortization of our intangible assets was $11.5 million and $2.7 million, respectively, at March 31, 2006. For the quarter ended March 31, 2006, amortization expense was $0.8 million. Amortization expense is expected to be approximately $2.1 million in the remaining nine months of 2006 and $2.8, $2.3, $1.1 and $0.5 million per year in 2007, 2008, 2009 and 2010, respectively.

Additionally, we have capitalized software costs at March 31, 2006, in accordance with SOP 98-1 “Accounting for Costs of Computer Software Development or Obtained for Internal Use” of $4.8 million, net of accumulated amortization of $3.1 million. In the first quarter of 2006, amortization expense was approximately $0.7 million related to the capitalized software costs and is expected to be approximately $2.3 million for the remaining nine months of 2006 and $1.4, $0.4, $0.4 and $0.3 million in 2007, 2008, 2009 and 2010, respectively.

Accrued Liabilities. Accrued liabilities consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Accruals related to real estate development and construction activities	$142,194	$135,953
Payroll and other benefits	32,152	51,382
Accrued taxes	44,079	48,941
Warranty reserves	26,229	25,168
Other accruals	23,989	27,863
Total	$268,643	$289,307

Warranty Reserves. As is customary in the homebuilding industry, we have obligations related to post-construction warranties and defect claims for homes closed. We have established reserves for these obligations based on historical data and trends with respect to similar product types and geographic areas. Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets. Additions to warranty reserves are included in cost of sales within the accompanying condensed consolidated statement of earnings. We periodically review the adequacy of our warranty reserves, and believe they are sufficient to cover potential costs for materials and labor related to post-construction warranties and defects. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$25,168	$14,967
Additions to reserve	5,228	3,546
Warranty claims and expenses	(4,167)	(2,213)
Balance, end of period	$26,229	$16,300

Recently Issued Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29.”  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective on January 1, 2006. The adoption of SFAS No. 153 did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued Staff Position 109-1 “Application of FASB Statement No. 109 (“FASB No. 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the periods that the amounts are deductible on the tax return. We began applying the provisions of FSP 109-1 January 1, 2005, and expect that the impact of this deduction will increase as the deduction is phased in under the statute.

Reference is made to Note 9 regarding our adoption of SFAS No. 123R, “Share-based Payment”.

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	March 31, 2006	December 31, 2005

Homes under contract under construction	$836,775	$815,925
Finished home sites and home sites under development	419,122	370,921
Unsold homes, completed and under construction	151,925	116,088
Model homes	54,494	45,060
Model home lease program	37,093	39,336
Land held for development	2,700	3,473
	$1,502,109	$1,390,803

Subject to sufficient qualifying assets, we capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of home closings when the related property is delivered. Certain information regarding capitalized interest follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Capitalized interest, beginning of period	$23,939	$19,701
Interest incurred and capitalized	11,575	10,129
Amortization to cost of home closings	(10,761)	(7,928)
Capitalized interest, end of period	$24,753	$21,902

NOTE 3 - VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

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

Under FIN 46R, a variable interest entity, or VIE, is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity, or (c) do not have the right to receive expected residual returns of the entity or (iii) the equity of investors as a group are considered to lack the direct or indirect ability to make decisions about the entity if (x) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and (y) substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

Based on the provisions of FIN 46R, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a VIE is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN46R. If we are deemed to be the primary beneficiary of the VIE, because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements. Not all of our purchase and option agreements are determined to be VIEs.

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

The table below presents a summary of our lots under option or contract at March 31, 2006 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash	Letters of Credit

Option contracts not recorded on balance sheet — non-refundable deposits (1)	31,553	$2,057,342	$133,713	$85,666
Purchase contracts not recorded on balance sheet — non-refundable deposits (1)	13,861	512,098	25,658	749
Purchase contracts not recorded on balance sheet — refundable deposits (2)	7,884	240,962	4,249	—
Total lots under option or contract not recorded on balance sheet	53,298	$2,810,402	$163,620	$86,415

(1)   Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)   Deposits are refundable at our sole discretion. Includes 6,924 lots under control for which we have not completed our acquisition evaluation process and we have not internally committed to purchase.

Notes:  At March 31, 2006, we had no specific performance options, as none of our option agreements require us to purchase lots.

Our options to purchase lots remains effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the applicable agreement. The pre-established number of lots typically is structured to approximate our expected rate of home orders.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. We had equity investments of 50% or less and did not have controlling financial interests in these unconsolidated entities at March 31, 2006. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We also enter into mortgage and title business joint ventures from time to time. These unconsolidated entities follow accounting principles generally accepted in the United States of America and we generally share in their profits and losses in accordance with our ownership interests.

For land development joint ventures, we and, in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the unconsolidated joint ventures. Option prices are generally negotiated prices that approximate market value when we enter into the option contract. For homebuilding and land development joint ventures, our share of the joint venture earnings relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. At such time, we allocate our joint venture earnings to the land acquired by us as a reduction in the basis of the property.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	March 31,	December 31,
	2006	2005
Assets:
Cash	$10,405	$10,337
Real estate	576,374	524,775
Other assets	17,935	22,373
Total assets	$604,714	$557,485

Liabilities and equity:
Accounts payable and other liabilities	$45,694	$32,244
Notes and mortgages payable	330,892	299,498
Equity of:
Meritage	62,400	72,362
Others	165,728	153,381
Total liabilities and equity	$604,714	$557,485

	Three Months Ended March 31,
	2006	2005

Revenues	$27,128	$30,668
Costs and expenses	(9,227)	(20,830)
Net earnings of unconsolidated entities	$17,901	$9,838
Meritage’s share of pre-tax earnings *	$6,279	$4,461

*              Our share of net earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of earnings. Our share of net earnings excludes joint venture earnings related to lots we purchased from the joint ventures. Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

At March 31, 2006 and December 31, 2005, our investments in unconsolidated entities includes $1.1 million and $1.5 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets. These amounts are amortized to equity of earnings of unconsolidated entities over the life of the respective joint ventures, which offsets their related earnings. We amortized approximately $0.7 million and $1.1 million to our equity of the joint venture earnings in the first quarter of 2006 and 2005, respectively.

In addition to joint ventures accounted for under the equity method summarized in the above table, at March 31, 2006, and December 31, 2005, our investments in unconsolidated entities included joint ventures recorded under the cost method. These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties. As of March 31, 2006, and December 31, 2005, our investments in unconsolidated entities recorded under the cost method were $15.5 and $14.9 million, respectively. As of March 31, 2006, we have not recorded any income or distributions from these joint ventures.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
$ 600 million unsecured revolving credit facility maturing May 2009 with extension provisions, and interest payable monthly approximating LIBOR (approximately 4.98% at March 31, 2006) plus 1.7% or Prime	$131,100	$72,600

Model home lease program, with interest in the form of lease payments payable monthly approximating 7.25% at March 31, 2006	37,093	39,336

Other borrowings, acquisition and development financing	453	462

Total loans payable and other borrowings	$168,646	$112,398

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

NOTE 6 - SENIOR NOTES

Senior notes consist of the following (in thousands):

	March 31, 2006	December 31, 2005
6.25% senior notes due 2015. At both March 31, 2006, and December 31, 2005, there was approximately $1.6 million in unamortized discount	$348,440	$348,396
7.0% senior notes due 2014. At both March 31, 2006, and December 31, 2005, there was approximately $0.1 million in unamortized premium	130,072	130,074
9.75% senior notes due 2011. At both March 31, 2006, and December 31, 2005, there was approximately $0.1 million in unamortized premium	1,255	1,256
	$479,767	$479,726

In March 2005, we used a portion of the proceeds from the $350 million sale of our 6.25% senior notes to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011. In connection with this tender offer and repurchase, we reported a one-time pre-tax charge of approximately $31.3 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes. Later during 2005, we repurchased an additional $2 million of our 9.75% senior notes. We have provided notice to the holders of the remaining outstanding 9.75% senior notes that we will be redeeming such notes on June 1, 2006, at a price of 104.875%.

The bank facility and indentures for the 7% senior notes due 2014 and the 6.25% senior notes due 2015 contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended March 31, 2006, we were in compliance with these covenants. After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $354.8 million at March 31, 2006 as determined by borrowing base limitations defined by our agreement with the lending banks. The revolving credit facility and senior notes restrict our ability to pay dividends, and at March 31, 2006, our maximum permitted amount available to pay dividends was $155.6 million, which is equal to 50% of our consolidated net income for the most recent four quarters.

Obligations to pay principal and interest on the bank credit facility and senior notes are guaranteed by all of our subsidiaries (collectively, the Guarantor Subsidiaries), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. Separate financial statements of the Guarantor Subsidiaries are not provided because Meritage (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no non-guarantor subsidiaries. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

NOTE 7 - ACQUISITIONS AND GOODWILL

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

Colonial Homes Acquisition. In February 2005 we purchased the homebuilding and related assets of Colonial Homes of Florida (“Colonial Homes”), which operates primarily in the Ft. Myers/Naples area. The purchase price was approximately $66.2 million in cash. The results of Colonial Homes’ operations have been included in our consolidated financial statements as of the effective date of acquisition, February 1, 2005.

Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The acquisitions of Colonial Homes and Greater Homes were recorded using the purchase method of accounting. The purchase price for each was allocated based on estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The excess purchase price over the fair value of the net assets acquired of $27.9 and $10.1 million for Colonial Homes and Greater Homes, respectively, was recorded as goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2006, follow (in thousands):

Balance at December 31, 2005	$130,222
Tax benefit of amortization of excess tax basis	(141)
Balance at March 31, 2006	$130,081

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2006 management performed its annual assessment of goodwill and determined that no impairment existed.

NOTE 8 - EARNINGS PER SHARE

Basic and diluted earnings per common share are presented in conformity with SFAS No. 128, “Earnings Per Share”. The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005

Basic average number of shares outstanding	26,974	26,218

Effect of dilutive securities:
Options to acquire common stock	902	1,966

Diluted average shares outstanding	27,876	28,184

Net earnings	$79,736	$24,196

Basic earnings per share	$2.96	$.92

Diluted earnings per share	$2.86	$.86

Antidilutive stock options not included in the calculation of diluted earnings per share	597	—

NOTE 9 - STOCK-BASED COMPENSATION

In the first quarter of 2006, we adopted Statement SFAS 123R, Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation. Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. As a result, in periods prior to fiscal year 2006, no compensation expense was recognized for stock options granted to employees because we did not grant stock options with exercise prices below the market price of the underlying stock on the date of the grant.

SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. We use the Black-Scholes model to value new stock option grants under SFAS 123R. We have applied the “modified prospective method” for existing grants, which requires us to value stock options prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow upon adoption.

Our Board of Directors administers our current stock option plan (the “Plan”), which was adopted in 1997 and is stockholder-approved. The Plan authorizes grants of incentive and non-qualified stock options to officers, key employees, non-employee directors and consultants for up to 5,900,000 shares of common stock, of which 492,550 shares remain available for grant at March 31, 2006. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Generally, option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, as if our stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, under the Plan and consistent with SFAS 123R (in thousands, except per share amounts):

		Three Months Ended March 31, 2005
Net earnings	As reported	$24,196
	Deduct *	(1,402)
	Pro forma	$22,794

Basic earnings per share	As reported	$0.92
	Pro forma	$0.87

Diluted earnings per share	As reported	$0.86
	Pro forma	$0.81

* Total stock-based compensation expense determined using the fair value method for awards, net of related tax effects

The pro forma results above are not intended to be indicative of, or a projection of, future results.

The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Beginning January 1, 2006, expected volatilities are based on a combination of implied volatilities from traded options on our stock and historical volatility of our stock. Expected term, which represents the period of time that options granted are expected to be outstanding, is estimated using historical data. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve.

Three Months Ended March 31, 2005
Expected volatility	52%
Expected dividends	0%
Expected term (in years)	7
Risk-free interest rate	4.44%
Weighted average grant date fair value of options granted	$34.26

A summary of option activity under the Plan as of March 31, 2006, and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,799,282	$27.90
Granted	—	—
Exercised	(303,220)	$8.18
Forfeited or expired	(2,000)	$58.62
Outstanding at March 31, 2006	2,494,062	$30.27	4.37	$64,732
Exercisable at March 31, 2006	994,360	$20.20	3.44	$34,969

The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was $15.0 million and $12.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

As of March 31, 2006, we had $27.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan that will be recognized on a straight-line basis over the remaining vesting periods. That cost is expected to be recognized over a weighted-average period of 3.25 years. For the three months ended March 31, 2006, our total stock-based compensation expense was $2.7 million ($2.0 million after tax or $0.08 per basic share and $0.07 per diluted share).

Cash received from option exercises under the Plan for the quarters ended March 31, 2006 and 2005, was $2.5 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.0 million and $2.6 million for the quarters ended March 31, 2006 and 2005, respectively.

NOTE 10 - INCOME TAXES

Components of the provision for income taxes are (in thousands):

	Three Months Ended March 31,
	2006	2005

Federal	$44,381	$12,580
State	6,674	1,945
Total	$51,055	$14,525

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The February 2005 acquisition of Colonial Homes resulted in the following changes in assets and liabilities (in thousands):

March 31, 2005
Increase in real estate	$(47,010)
Increase in deposits on real estate under option or contract	(1,343)
Increase in receivables and other assets	(1,065)
Increase in goodwill	(22,421)
Increase in intangibles	(2,763)
Increase in property and equipment	(327)
Increase in accounts payable and accrued liabilities	3,750
Increase in home sale deposits	5,223

Net cash paid for acquisition	$(65,956)

	Three Months Ended March 31,
	2006	2005
Cash paid during the period for:
Interest	$13,080	$8,529
Income taxes	$45,512	$17,000

Non-cash distributions from unconsolidated entities	$3,099	$4,292

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer and builder of single-family homes in the rapidly growing western and southern United States  based on the number of home closings. We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base. We believe that population, job and income growth, as well as the favorable migration characteristics of our markets, continue to provide long-term growth opportunities for us. At March 31, 2006, we were actively selling homes in 185 communities, with base prices ranging from $107,000 to $1,147,000.

Total home closing revenue was $846.4 million for the three months ended March 31, 2006, increasing 54% from $550.9 million for the same period last year. Net earnings for the first quarter of 2006 increased 230% to $79.7 million from $24.2 million in the same period last year. Net earnings for the three months ended March 31, 2005, included a one-time bond refinancing charge related to a series of refinancing transactions that resulted in a charge of $31.3 million, which reduced after-tax net earnings by $19.5 million. Excluding this one-time charge, net earnings for the three months ended March 31, 2006, increased 82% compared to the same period last year.

Our strong first quarter 2006 revenue and net income are the result of closing orders taken during the robust housing markets in 2005. As a result of favorable housing markets in 2005, we benefited from pricing power, which resulted in our gross margin for the first quarter of 2006 increasing to 25.3% from 21.7% in the same period last year. During the fourth quarter of 2005 and first quarter of 2006, our housing markets in northern California, Arizona and Florida began to soften. These markets experienced robust sales activity in 2004 and 2005 and now appear to be returning to more historic levels. This softening has resulted in a decline in sales, which we expect will result in a decrease in our reported margins in the latter part of 2006 and continuing into 2007. Although we reported significant increases in sales during the first quarter of 2006 in Texas, these markets have historically experienced lower margins than our other markets. As a result of these trends, we do not believe the gross and net margins we reported in the first quarter of 2006 are sustainable and we expect our margins to trend lower toward more historic levels.

At March 31, 2006, our backlog of approximately $2.2 billion was consistent with our backlog at December 31, 2005, and an increase of 22% compared to the same period last year. This backlog typically gives us visibility into our anticipated results over the next couple of quarters.

Our sales value of homes ordered declined slightly compared to the record breaking period from a year ago. Overall, our sales orders in the first three months of fiscal 2006 have been strong in Texas, helping to offset moderating sales in some of our other markets. Average sales prices on homes ordered have continued to climb in both Texas and Arizona while decreasing in California and Florida. We believe these results demonstrate the benefits of our diversification strategy that has taken us from operations in seven markets in three states four years ago to 14 markets in six states at March 31, 2006. This strategy has extended our reach with a 26% increase in the number of communities in which we actively sell homes to 185 from the same period last year. It is our expectation that price appreciation in our markets that experienced robust sales activity in 2005 will moderate and we expect the home order rate to return to more normal levels in 2006 and beyond. In the first quarter of 2006, our cancellation rate on sales orders has increased to approximately 28% from 20% in the same period a year ago, which has resulted in a modest increase in the percentage of unsold homes recorded on our balance sheet. Consequently, we may use various incentive and discount offerings to reduce the amount of unsold homes. We believe our experiences in these markets are consistent with the overall trends in the homebuilding industry. Looking beyond 2006, based on current market conditions, we do not believe we will sustain the revenue growth rates that we achieved during the last several years and expect our revenue in 2007 to be flat or up 5-10% compared to anticipated 2006 results. If these trends continue or worsen, it could adversely impact our results or projections.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements. Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

The accounting policies that we deem most critical to us, and that involve the most difficult, subjective or complex judgments, include:

Real Estate

Real estate is stated at cost, which includes direct construction costs for homes, development period interest and certain common costs that benefit the entire community. We assess these assets for recoverability whenever events or circumstances change indicating that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to fair value less cost to sell.

Goodwill

We review the carrying value of goodwill annually or whenever events or circumstances change that indicate that the carrying amount is not recoverable. In evaluating impairment, we base our estimates of fair value on an analysis of selected business acquisitions in the homebuilding industry provided to us by an independent third party. Such evaluations for impairment are significantly impacted by the amount a buyer is willing to pay in the current market for a like business. Our reporting units are determined in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which defines a reporting unit as an operating segment or one level below an operating segment.

Warranty Reserves

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty costs for each home closed. We review the adequacy of warranty reserves based on historical experience and our estimate of the costs to remediate the claims, and adjust these provisions accordingly. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.

Off-Balance Sheet Arrangements

We invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unrelated homebuilders, land sellers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because such arrangements do not meet the criteria for consolidation set forth in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). We record our investments in these entities in our consolidated balance sheets as “Investments in unconsolidated entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “Earnings from unconsolidated entities, net.”  See Note 4 in the accompanying financial statements for additional information related to our investments in unconsolidated entities.

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

Results of Operations

The following discussion and analysis of financial condition and results of operations is based on our consolidated unaudited financial statements at and for the three months ended March 31, 2006 and 2005. All balances and transactions between us and our subsidiaries have been eliminated. In management’s opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended March 31,
	2006	2005
Total
Dollars	$846,374	$550,947
Homes closed	2,528	1,787
Average sales price	$334.8	$308.3
Texas
Dollars	$219,084	$155,955
Homes closed	952	717
Average sales price	$230.1	$217.5
Arizona
Dollars	$225,859	$153,955
Homes closed	736	599
Average sales price	$306.9	$257.0
California
Dollars	$246,883	$194,487
Homes closed	423	345
Average sales price	$583.6	$563.7
Nevada
Dollars	$74,156	$31,189
Homes closed	189	88
Average sales price	$392.4	$354.4
Florida *
Dollars	$74,302	$15,361
Homes closed	212	38
Average sales price	$350.5	$404.2
Colorado
Dollars	$6,090	$ n/a
Homes closed	16	n/a
Average sales price	$380.6	$ n/a

*      Results for Florida for the quarter ended March 31, 2005, do not include Greater Homes, acquired in September 2005, and only include Colonial Homes since acquisition in February 2005.

Home closing revenue increased 54% to $846.4 million in the first quarter of 2006 from $550.9 million in the same period last year. Average selling prices on homes closed rose 9% to $335,000 for the quarter ended March 31, 2006 compared to $308,000 a year ago coupled with a 41% increase in the number of homes closed to 2,528 from 1,787 in the prior year. The primary factors leading to these increases were the strong order activity experienced in 2005 and a greater portion of closings coming from markets with higher average selling prices, particularly California, Nevada and Florida. Despite some softening demand in California, which resulted in increased cancellations, home closing revenue increased 27% to $246.9 million in the first quarter of 2006 on 423 homes closed, an increase of 23% compared to a year ago. In Nevada, home closing revenue increased to $74.2 million on 189 homes closed, increases of 138% and 115%, respectively, due in large part to communities that opened for sales in late 2004 which are now delivering homes. Additionally, Florida accounted for approximately 20% of our overall increase in home closing revenue in the first quarter of 2006, reflecting a full quarter of closings in 2006 from our 2005 acquisitions of Colonial Homes and Greater Homes in Florida and our start-up operation in Orlando. These items contributed to a year-over-year increase in our community count in Florida from 6 to 15 at March 31, 2006. With a 44% increase in active communities, Arizona generated $225.9 million in home closing revenue on 736 homes closed with an average selling price of $307,000, increases of 47%, 23% and 19%, respectively, compared to the same period last year. In the Texas market, we believe a sound underlying economy and a 11% increase in active communities contributed to our strong performance in that market for the quarter ended March 31, 2006 with 952 homes closed compared to 717 for the same period in 2005, resulting in $219.1 million in home closing revenue, an increase of 41%. Based on the trends previously discussed, we expect that during the remainder of 2006 and continuing into 2007, we will experience a  shift in the mix in home closings that will result in lower average sales prices resulting from a greater percentage of closings in Texas, which is a lower-priced market, and a lower percentage of closings in higher-price markets, such as Arizona, California and Florida.

Home Orders

	Three Months Ended March 31,
	2006	2005
Total
Dollars	$832,618	$881,346
Homes ordered	2,590	2,639
Average sales price	$321.5	$334.0
Texas
Dollars	$315,147	$212,601
Homes ordered	1,312	973
Average sales price	$240.2	$218.5
Arizona
Dollars	$259,810	$272,849
Homes ordered	733	925
Average sales price	$354.4	$295.0
California
Dollars	$137,356	$288,206
Homes ordered	237	474
Average sales price	$579.6	$608.0
Nevada
Dollars	$49,408	$46,856
Homes ordered	129	129
Average sales price	$383.0	$363.2
Florida *
Dollars	$53,903	$60,834
Homes ordered	137	138
Average sales price	$393.5	$440.8
Colorado
Dollars	$16,994	$ n/a
Homes ordered	42	n/a
Average sales price	$404.6	$ n/a

*        Results for Florida for the quarter ended March 31, 2005, do not include Greater Homes, acquired in September 2005, and only include Colonial Homes since acquisition in February 2005.

Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed. In the first quarter of 2006, we took home orders for 2,590 homes valued at $832.6 million, decreases of 2% and 6%, respectively, from the company’s record breaking level of order activity achieved in the first quarter of 2005. In Texas, we believe favorable economic conditions contributed to orders for 1,312 homes valued at $315.1 million for the quarter ended March 31, 2006, increases of 35% and 48%, respectively, compared to the same time period last year. An additional factor in our order increase in Texas is our product line expansion into entry-level and semi-custom luxury markets. In Arizona, California and Florida, we have experienced softening markets where sales orders have moderated from the record setting pace in 2005. In Arizona, a decrease in the number of homes ordered of 21% was partially offset by a 20% increase in average selling prices, yielding a 5% decline in sales order value. In California, we took orders for 237 homes valued at $137.4 million, significant decreases of 50% and 52%, respectively, compared to the first quarter of 2005. The average sales price of homes ordered decreased moderately in California year-over-year by 5% to $579,600. In Nevada, we took orders for the same number of units with a 5% increase in average sales prices. During the first quarter of 2006, we experienced moderating sales in Florida with increased cancellation rates and a decline in average selling price of 11%. We have an additional nine communities in Florida at March 31, 2006 compared to the same period last year, primarily due to our 2005 acquisitions of Colonial Homes and Greater Homes, which partially offset softening market conditions. We believe speculation contributed to high appreciation in California, Arizona and Florida in recent periods, which is now contributing to higher than normal cancellation rates in those markets. Our overall cancellation rates increased to 28% for the quarter ended March 31, 2006 from 20% for the same time period last year. We expect home orders for the balance of 2006 to return to more normal levels as compared to the rapid pace experienced in 2005. Although home cancellation rates in our California, Arizona and Florida markets were significantly higher than in prior periods, we believe that cancellation rates are stabilizing from the recent spikes we experienced as homebuyers adjust to current market conditions. Based on the trends previously discussed, we expect that during the remainder of 2006 and continuing into 2007, we will experience a shift in the mix in home sales that will result in a greater percentage of sales in Texas, which is a lower-priced market, and a lower percentage of closings in higher-price markets, such as Arizona, California and Florida.

Order Backlog

	At March 31,
	2006	2005
Total
Dollars	$2,167,844	$1,781,196
Homes in backlog	6,456	5,627
Average sales price	$335.8	$316.5

Texas
Dollars	$605,528	$369,736
Homes in backlog	2,533	1,741
Average sales price	$239.1	$212.4

Arizona
Dollars	$872,653	$656,281
Homes in backlog	2,424	2,317
Average sales price	$360.0	$283.2

California
Dollars	$311,437	$484,990
Homes in backlog	528	824
Average sales price	$589.8	$588.6

Nevada
Dollars	$101,652	$94,870
Homes in backlog	289	278
Average sales price	$351.7	$341.3

Florida *
Dollars	$253,848	$175,319
Homes in backlog	624	467
Average sales price	$406.8	$375.4

Colorado
Dollars	$22,726	$ n/a
Homes in backlog	58	n/a
Average sales price	$391.8	$ n/a

*      Results for Florida for the quarter ended March 31, 2005, do not include Greater Homes, acquired in September 2005.

Our backlog represents net sales contracts that have not closed. Our backlog was $2.2 billion at March 31, 2006, an increase of 22% compared to $1.8 billion at March 31, 2005, and was comprised of 6,456 homes, a 15% increase compared to a year ago. Our homes in backlog at March 31, 2006 had an average sales price of $336,000, an increase of 6% compared to $317,000 at the same time a year ago. These increases are primarily due to the strong demand for our homes we experienced in 2005 in many of our markets on homes we have yet to deliver. In Texas, the number of homes in backlog increased 45% to 2,533 from 1,741 at March 31, 2005 with an increase of 64% in the value of that backlog to $605.5 million. Our Arizona and Nevada regions increased the number of homes in backlog 5% and 4%, respectively, while the value of those homes increased 33% and 7%, respectively. In California, our backlog value and homes in backlog both decreased by 36% due to moderating demand and increases in cancellation rates. With our start-up division in Orlando and our 2005 acquisitions of Colonial Homes and Greater Homes, we ended the first quarter of 2006 in Florida with 624 homes in backlog with a value of $253.8 million.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Home Closing Gross Profit
Dollars	$214,063	$119,325
Percent of home closing revenue	25.3%	21.7%

Commissions and Other Sales Costs
Dollars	$48,027	$31,471
Percent of home closing revenue	5.7%	5.7%

General and Administrative Costs
Dollars	$42,722	$23,963
Percent of total revenue	5.0%	4.3%

Income Taxes
Dollars	$51,055	$14,525
Percent of earnings before income taxes	39.0%	37.5%

Home Closing Gross Profit.

Home closing gross profit represents home closing revenue less cost of home closings. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs, community common and recreation areas and landscaping, and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs. Home closing gross profit increased to 25.3% in the first quarter of 2006 from 21.7% in the same period a year ago. This increase was primarily due to pricing power in 2005. The increase also reflects a greater percentage of home closings from our higher margin markets. Additionally, we were able to effectively manage our land and construction costs. In the future, we believe that as prices moderate in certain markets and a greater mix of our sales come from markets with lower margins, our margins will trend lower towards more historic levels. In addition, during the fourth quarter of 2005 and the first quarter of 2006, we have increased the number, type and amount of incentives we offer in those markets that have experienced softening demand. The types of incentives we offer vary from market to market, community to community and model to model and may include a discount on home price, free or discounted upgrades and options, and the payment of a portion of the buyer’s closing costs. Increasing incentives can also be expected to have an adverse effect on our gross and net margins.

Commissions and Other Sales Costs.

Commissions and other sales costs, such as advertising and sales office expenses, remained constant at 5.7% of home closing revenue for the quarter ended March 31, 2006 and 2005.

General and Administrative Costs.

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses increased to 5.0% of total revenue for the first quarter ended March 31, 2006 from 4.3% in the same period a year ago. During 2005, we completed two significant acquisitions in Florida. These acquisitions, along with growth in our existing markets, necessitated an expansion of our corporate infrastructure capabilities, including the areas of accounting, internal audit, legal and information technology, to prudently manage our growth. An additional factor in this increase was the implementation of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”) in 2006 which resulted in approximately $2.7 million of expense relating to stock option grants in the quarter ended March 31, 2006, an expense that is not reflected in the same period in 2005.

Income Taxes.

The increase in the effective tax rate to 39.0% for the quarter ended March 31, 2006, from 37.5% in the prior year’s first quarter is primarily attributable to the accrual of executive incentive compensation bonuses, which is treated as non-deductible compensation until such time as our stockholders approve our new executive incentive compensation plan, which we expect will occur at the annual meeting of stockholders in May 2006. In addition, the higher effective tax rate includes the impact of the treatment of compensation expense for incentive stock options under SFAS 123R, which was implemented at the beginning of 2006. These increases were partially offset by the deduction related to qualified production activities provided by the American Jobs Creation Act of 2004.

Stock-Based Compensation

In the first quarter of 2006, we adopted SFAS 123R, which revises SFAS 123, Accounting for Stock-Based Compensation. Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, and Related Interpretations. As a result, no compensation expense was recognized for stock options granted to employees because we did not grant stock options with exercise prices below the market price of the underlying stock on the date of the grant.

SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. We use the Black-Scholes model to value new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires us to value stock options prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow upon adoption.

As of March 31, 2006, we had $27.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan that will be recognized on a straight-line basis over the remaining vesting periods. That cost is expected to be recognized over a weighted-average period of 3.25 years. For the three months ended March 31, 2006, our total stock-based compensation expense was $2.7 million ($2.0 mllion after tax or $0.08 per basic share and $0.07 per diluted share).

Cash received from option exercises under the Plan for the quarters ended March 31, 2006 and 2005, was $2.5 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.0 million and $2.6 million for the quarters ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Our principal uses of capital for the three months ended March 31, 2006 were operating expenses, land and property purchases, lot development, home construction, income taxes, investments in joint ventures, repurchases of our common stock and the payment of various liabilities. We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

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

We enter into various options and purchase contracts for land in the normal course of business. Currently, none of these agreements require us to purchase lots. Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. The pre-established number is typically structured to approximate our expected rate of home construction starts. At March 31, 2006, our total option and purchase contracts had purchase prices in the aggregate of approximately $2.8 billion, on which we had made deposits of approximately $163.6 million in cash along with approximately $86.4 million in letters of credit. Additional information regarding our purchase agreements and related deposits is presented in Note 3 - Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

At March 31, 2006, there was approximately $131.1 million outstanding under our senior unsecured revolving credit facility and approximately $114.4 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts. In addition, we had approximately $264.6 million in surety and performance bonds outstanding at March 31, 2006. After considering our most restrictive bank covenants and borrowing base limitations, the remaining balance of the bank credit facility of approximately $354.8 million is available for us to borrow.

At March 31, 2006, the aggregate principal amount of our outstanding 9.75% senior notes due 2011 totaled approximately $1.3 million, the aggregate principal amount of our outstanding 7% senior notes due 2014 totaled approximately $130.1 million, which includes unamortized premiums of approximately $0.1 million, and the aggregate principal amount of our outstanding 6.25% senior notes due 2015 totaled approximately $348.4 million, which includes unamortized discounts of approximately $1.6 million.

We believe that our current borrowing capacity, cash on hand and anticipated net cash flows from operations are and will be sufficient to meet liquidity needs for the foreseeable future. We believe our future cash needs will include funds for the completion of projects that are underway, the acquisition of land and property for new projects, the maintenance of our day-to-day operations, repurchases of common stock and the acquisition or start-up of additional homebuilding operations, should the opportunities arise. There is no assurance, however, that future cash flows will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indentures governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

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

Special Note of Caution Regarding Forward-Looking Statements

In passing the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Congress encouraged public companies to make “forward-looking statements” by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the PSLRA.

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. Forward-looking statements on this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, include statements concerning the demand for and the pricing of our homes, our expectations about trends in gross and net margins, cancellations, sales orders, including average selling prices, mix of sales across our different geographic areas, that our executive performance incentive plan will be approved at our upcoming stockholders meeting, the growth potential of the markets we operate in, our acquisition strategy, demographic and other trends related to the homebuilding industry in general and our ability to capitalize on them, the future supply of housing inventory in our markets and the homebuilding industry in general, our expectation that existing letters of credit and performance and surety bonds will not be drawn on, the adequacy of our insurance coverage and warranty reserves, the expected outcome of legal proceedings against us, the sufficiency of our capital resources to support our growth strategy, our ability and willingness to acquire land under option or contract and the future impact of deferred tax assets or liabilities. Such statements are subject to significant risks and uncertainties.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” and are incorporated by reference herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility. The interest rate for this facility fluctuates with the prime and Eurodollar lending rates. As of March 31, 2006, we had approximately $131.1 million drawn under our senior revolving credit facility that is subject to changes in interest rates. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management with the participation of our co-chief executive officers and chief financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exhange Act”), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the fiscal quarter covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. Most of these matters relate to correction of home construction defects, foundation issues and general customer claims. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Most of these matters relate to correction of home construction defects, foundation issue and general customer claims. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following table summarizes our purchases of our own equity securities during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1-31, 2006	—	—	—	$35,593,446
February 1-28, 2006	601,000	$59.21	601,000	$100,000,000
March 1-31, 2006	255,000	$53.77	255,000	$86,289,605
Total	856,000	$57.59	856,000	$86,289,605

In November 2004, we announced that the Board of Directors had approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock. The program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. There is no stated expiration date for this program. In March 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793

31.1	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer	Filed herewith

31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer	Filed herewith

99.1	Item 1A. Risk Factors contained in Form 10-K for the year ended December 31, 2005	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 10th day of May 2006.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ LARRY W. SEAY
Larry W. Seay
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

By	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
31.1	Rule 13a-14(a)/15d-14(a) Certificate of John R. Landon, Co-Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Co-Chief Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer
99.1	Item 1A. Risk Factors contained in Form 10-K for the year ended December 31, 2005