Form 10-Q
period 2006-06-30
Meritage Homes CORP
filed 2006-08-08
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9977

MERITAGE HOMES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	86-0611231
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

17851 North 85th Street, Suite 300	85255
Scottsdale, Arizona	(Zip Code)
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Common shares outstanding as of August 3, 2006:  26,113,716.

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
Assets:
Real estate	$1,548,822	$1,392,267
Cash and cash equivalents	47,465	65,812
Deposits on real estate under option or contract	172,636	167,040
Receivables	59,664	60,745
Goodwill	129,940	130,222
Intangibles, net	14,075	14,029
Property and equipment, net	41,639	36,239
Prepaid expenses and other assets	26,791	16,289
Investments in unconsolidated entities	87,320	88,714

Total assets	$2,128,352	$1,971,357

Liabilities:
Accounts payable	$132,213	$140,789
Accrued liabilities	253,465	290,275
Home sale deposits	68,075	76,299
Deferred tax liability, net	19,295	20,865
Loans payable and other borrowings	243,013	112,398
Senior notes	478,553	479,726

Total liabilities	1,194,614	1,120,352

Stockholders’ Equity:
Common stock, par value $0.01. Authorized 125,000,000 shares at June 30, 2006, and 50,000,000 shares at December 31, 2005; issued and outstanding 33,865,684 and 33,112,358 shares at June 30, 2006 and December 31, 2005, respectively	338	331
Additional paid-in capital	326,147	296,804
Deferred stock compensation	(1,920)	—
Retained earnings	794,039	637,248
Treasury stock at cost, 7,791,068 and 5,935,068 shares at June 30, 2006 and December 31, 2005, respectively	(184,866)	(83,378)

Total stockholders’ equity	933,738	851,005

Total liabilities and stockholders’ equity	$2,128,352	$1,971,357

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Home closing revenue	$902,851	$651,783	$1,749,225	$1,202,730
Land closing revenue	11,809	1,788	12,706	2,009
Total closing revenue	914,660	653,571	1,761,931	1,204,739

Cost of home closings	(683,384)	(499,080)	(1,315,695)	(930,702)
Cost of land closings	(10,658)	(1,326)	(11,577)	(1,538)
Total cost of closings	(694,042)	(500,406)	(1,327,272)	(932,240)

Home closing gross profit	219,467	152,703	433,530	272,028
Land closing gross profit	1,151	462	1,129	471
Total closing gross profit	220,618	153,165	434,659	272,499

Commissions and other sales costs	(52,849)	(35,869)	(100,876)	(67,340)
General and administrative expenses	(51,344)	(26,672)	(94,066)	(50,635)
Earnings from unconsolidated entities, net	5,251	2,053	10,839	6,514
Other income, net	3,474	2,316	5,385	3,956
Loss on extinguishment of debt	—	(197)	—	(31,477)

Earnings before provision for income taxes	125,150	94,796	255,941	133,517
Provision for income taxes	(48,095)	(35,557)	(99,150)	(50,082)

Net earnings	$77,055	$59,239	$156,791	$83,435

Earnings per common share:
Basic	$2.90	$2.19	$5.85	$3.13
Diluted	$2.82	$2.05	$5.68	$2.92

Weighted average number of shares:
Basic	26,609	27,110	26,792	26,664
Diluted	27,362	28,906	27,619	28,545

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$156,791	$83,435
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,177	8,024
Write-off of senior note issuance cost	—	4,977
Write-off of deposits and land acquisition costs	7,295	—
Decrease in deferred tax liability	(2,013)	—
Stock-based compensation	7,329	—
Excess tax benefit from stock-based compensation	(10,121)	—
Tax benefit from stock option exercises	—	8,168
Equity in earnings from unconsolidated entities	(10,839)	(6,514)
Distributions of earnings from unconsolidated entities	7,836	6,934
Changes in assets and liabilities, net of effect of acquisitions:
Increase in real estate	(163,203)	(250,249)
Increase in deposits on real estate under option or contract	(7,864)	(16,451)
Increase in receivables and prepaid expenses and other assets	(6,933)	(2,562)
(Decrease) increase in accounts payable and accrued liabilities	(34,193)	70,822
(Decrease) increase in home sale deposits	(8,224)	15,238
Net cash used in operating activities	(53,962)	(78,178)

Cash flows from investing activities:
Investments in unconsolidated entities	(17,270)	(29,890)
Distributions of capital from unconsolidated entities	15,357	10,789
Cash paid for acquisitions	—	(66,220)
Purchases of property and equipment	(16,356)	(11,009)
Proceeds from sales of property and equipment	212	446
Net cash used in investing activities	(18,057)	(95,884)

Cash flows from financing activities:
Net borrowings under line of credit agreement	135,000	37,600
Proceeds from loans payable and other borrowings, net	855	—
Repayments of loans payable and other borrowings, net	—	(10,162)
Proceeds from issuance of senior notes, net	—	343,836
Purchases of treasury stock	(101,488)	—
Payments of senior notes	(1,254)	(285,472)
Proceeds from sale of common stock, net	—	69,699
Excess tax benefit from stock-based compensation	10,121	—
Proceeds from stock option exercises	10,438	4,789
Net cash provided by financing activities	53,672	160,290

Net decrease in cash and cash equivalents	(18,347)	(13,772)
Cash and cash equivalents at beginning of period	65,812	47,876
Cash and cash equivalents at end of period	$47,465	$34,104

See supplemental disclosures of cash flow information at Note 11.

See accompanying notes to condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.  We are a leading designer and builder of single-family homes in the growth regions of the southern and western United States, based on the number of home closings.  We offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers.  We have operations in 14 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida.  Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. In 1996 and 1997, through a merger and acquisition, we acquired the homebuilding operations of our predecessor companies having operations in Arizona and Texas. We currently focus exclusively on homebuilding and related activities and no longer operate as a real estate investment trust. At June 30, 2006, we were actively selling homes in 204 communities, with base prices ranging from $109,000 to $1,220,000.

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

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets.  Because each of our homebuilding regions has similar economic characteristics, housing products and classes of prospective buyers, each homebuilding region has been aggregated into a single homebuilding segment.

Common Stock Repurchase.  In August 2004, the Board of Directors approved a stock repurchase program authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  This program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

In February 2006, the Board of Directors approved a new stock repurchase program authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  There is no stated expiration date for this program but we will purchase shares subject to applicable securities law and at times and in amounts as management deems appropriate.  In March 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.  In June 2006, we repurchased 1,000,000 shares from John R. Landon, our former Co-CEO and Co-Chairman, for $52.19 a share (see Note 12 - Other Events).  At June 30, 2006, we had approximately $34.1 million available to repurchase additional shares under this program.

Off-Balance Sheet Arrangements.  We often acquire finished building lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  We believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.  Under these option and purchase agreements, we are usually required to make deposits in the form of cash or letters of credit, which may be forfeited if we fail to perform under the applicable agreements.  As of June 30, 2006, we had entered into option and purchase agreements with an aggregate purchase price of approximately $2.8 billion and had made deposits of approximately $172.6 million in the form of cash and approximately $75.0 million in letters of credit.

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Our participation in joint ventures is an increasingly important part of our business model and we expect it to continue to increase in the future.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on debt of certain unconsolidated land acquisition and development joint ventures.  At June 30, 2006, our share of these limited pro rata repayment guarantees was $32.2 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”).  These types of guarantees typically are on a pro rata basis and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us.  At June 30, 2006, we had outstanding guarantees of this type totaling approximately $63.9 million.  By definition, these guarantees, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders.  In some instances, our exposure under these indemnities is limited.  These indemnities generally obligate us to reimburse the project lenders only for claims related to environmental matters for which such lenders are held responsible.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review from outside consultants.

Additionally, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of June 30, 2006, we had approximately $40.1 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At June 30, 2006, we had approximately $31.7 million in outstanding letters of credit and $255.1 million in performance bonds for such purposes.  We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Intangibles, net.  Intangible assets consist primarily of non-compete agreements, tradenames and home plan designs acquired in connection with our February 2005 acquisition of Colonial Homes and our September 2005 acquisition of Greater Homes.  These intangible assets were valued at the acquisition dates utilizing accepted valuation procedures.  The non-compete agreements, tradenames and home plan designs are being amortized over their estimated useful lives.  The cost and accumulated amortization of our intangible assets was $11.5 million and $3.3 million, respectively, at June 30, 2006.  In the first six months of 2006, amortization expense was $1.5 million.  Amortization expense is expected to be approximately $1.4 million in the remaining six months of 2006 and $2.8, $2.3, $1.2 and $0.5 million per year in 2007, 2008, 2009 and 2010, respectively.

Additionally, in accordance with SOP 98-1”Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, we have capitalized software costs at June 30, 2006 of $5.9 million, net of accumulated amortization of $3.8 million.  In the first six months of 2006, amortization expense was approximately $1.3 million related to the capitalized software costs and is expected to be approximately $1.7 million for the remaining six months of 2006 and $1.8, $0.7, $0.7, $0.7 and $0.3 million in 2007, 2008, 2009, 2010 and 2011, respectively.

Accrued Liabilities.  Accrued liabilities consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Accruals related to real estate development and construction activities	$141,697	$135,953
Payroll and other benefits	54,932	51,382
Accrued taxes	—	48,941
Warranty reserves	26,494	25,168
Other accruals	30,342	28,831
Total	$253,465	$290,275

Warranty Reserves.  As is customary in the homebuilding industry, we have obligations related to post-construction warranties and defect claims for homes closed.  We have established reserves for these obligations based on historical data and trends with respect to similar product types and geographic areas.  Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets.  Additions to warranty reserves are included in cost of sales within the accompanying condensed consolidated statements of earnings. We periodically review the adequacy of our warranty reserves, and believe they are sufficient to cover potential costs for materials and labor related to post-construction warranties and defects.  A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$26,229	$16,300	$25,168	$14,967
Additions to reserve	5,165	3,656	10,393	7,202
Warranty claims and expenses	(4,900)	(2,738)	(9,067)	(4,951)
Balance, end of period	$26,494	$17,218	$26,494	$17,218

Recently Issued Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted.  We are currently evaluating the impact of the adoption of FIN 48 on our results of operations and statement of financial position.

Reference is made to Note 9 regarding our adoption of SFAS No. 123R, “Share-based Payment.”

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	June 30, 2006	December 31, 2005

Homes under contract under construction	$809,951	$815,925
Finished home sites and home sites under development	440,614	370,921
Unsold homes, completed and under construction	192,223	116,088
Model homes	67,883	45,060
Model home lease program	34,096	39,336
Land held for development	4,055	3,473
Real estate not owned	—	1,464
	$1,548,822	$1,392,267

Subject to sufficient qualifying assets, we capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of home closings when the related property is delivered.  Certain information regarding capitalized interest follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Capitalized interest, beginning of period	$24,753	$21,902	$23,939	$19,701
Interest incurred and capitalized	12,600	9,710	24,175	19,839
Amortization to cost of home closings	(9,518)	(9,583)	(20,279)	(17,511)
Capitalized interest, end of period	$27,835	$22,029	$27,835	$22,029

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

In most cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to our option deposit.  Often, we are at risk for items over budget related to land development on property we have under option.  In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner.  Some of our option deposits may be refundable if certain contractual conditions are not performed by the party selling the lots to us.  At June 30, 2006, we had no specific performance options, as none of our option agreements require us to purchase lots.

The table below presents a summary of our lots under option or contract at June 30, 2006 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash	Letters of Credit

Option contracts not recorded on balance sheet — non-refundable deposits (1)	32,516	$2,047,780	$141,844	$74,467
Purchase contracts not recorded on balance sheet — non-refundable deposits (1)	13,508	493,244	29,178	484
Purchase contracts not recorded on balance sheet — refundable deposits (2)	6,102	242,630	1,614	—
Total lots under option or contract not recorded on balance sheet	52,126	$2,783,654	$172,636	$74,951

Notes:           Our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the applicable agreement.  The pre-established number of lots typically is structured to approximate our expected rate of home orders, although as demand slows, in some instances starts may fall below the pre-established minimum number.  This could force us to purchase lots in advance of corresponding sales, re-negotiate the takedown schedule, or discontinue lot purchases and forfeit the related non-refundable option deposit.

(1)                                  Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)                                  Deposits are refundable at our sole discretion.  Includes 5,135 lots under contract for which we have not completed our due diligence process.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  For the periods presented, we do not have controlling financial interests in these unconsolidated entities.  Our joint venture partners generally are other homebuilders, land sellers or other real estate investors.  We also enter into mortgage and title business joint ventures from time to time.  These unconsolidated entities follow accounting principles generally accepted in the United States of America and we generally share in their profits and losses in accordance with our ownership interests.

For land development joint ventures, we and, in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the joint venture.  Option prices are generally negotiated prices that approximate market value when we enter into the option contract.  For homebuilding and land development joint ventures, our share of the joint venture earnings relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. At such time, we allocate our joint venture earnings to the land acquired by us as a reduction in the basis of the property.

We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of certain unconsolidated land acquisition and development joint ventures.  At June 30, 2006, our share of these limited pro rata repayment guarantees was approximately $32.2 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”).  These types of guarantees typically are on a pro rata basis and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us.  At June 30, 2006, we had outstanding guarantees of this type totaling approximately $63.9 million.  By definition, these guarantees, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	June 30,	December 31,
	2006	2005
Assets:
Cash	$16,567	$10,337
Real estate	625,733	524,775
Other assets	21,440	22,373
Total assets	$663,740	$557,485

Liabilities and equity:
Accounts payable and other liabilities	$50,612	$32,244
Notes and mortgages payable	416,072	299,498
Equity of:
Meritage	69,898	72,362
Others	127,158	153,381
Total liabilities and equity	$663,740	$557,485

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$18,804	$52,868	$45,932	$83,535
Costs and expenses	(8,437)	(38,546)	(17,664)	(59,376)
Net earnings of unconsolidated entities	$10,367	$14,322	28,268	24,159
Meritage’s share of pre-tax earnings (1)	$5,251	$3,137	$11,530	$7,598

(1)         Our share of pre-tax earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of earnings.  Our share of pre-tax earnings excludes joint venture earnings related to lots we purchased from the joint ventures.  Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

At June 30, 2006 and December 31, 2005, our investments in unconsolidated entities includes $1.5 million related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized to equity of earnings of unconsolidated entities over the life of the respective joint ventures, which offsets their related earnings.  We amortized approximately $1.1 million to our equity of the joint venture earnings in the second quarter of 2005 and approximately $0.7 million and $1.1 million in the first six months of 2006 and 2005, respectively.  We had no such amortization in the second quarter of 2006.

In addition to joint ventures accounted for under the equity method summarized in the above table, at June 30, 2006, and December 31, 2005, our investments in unconsolidated entities included joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  As of June 30, 2006, and December 31, 2005, our investments in unconsolidated entities recorded under the cost method were $15.9 and $14.9 million, respectively. As of June 30, 2006, we have not recorded any income or distributions from these joint ventures.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
$850 million unsecured revolving credit facility maturing May 2010 with extension provisions, and interest payable monthly approximating LIBOR (approximately 5.50% at June 30, 2006) plus 1.7% or Prime (approximately 8.25% at June 30, 2006)	$207,600	$72,600

Model home lease program, with interest in the form of lease payments payable monthly approximating 7.71% at June 30, 2006	34,096	39,336

Other borrowings, acquisition and development financing	1,317	462

Total loans payable and other borrowings	$243,013	$112,398

We have determined that the construction costs and related debt associated with certain model homes that are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet.  We do not legally own these model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes.  Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell it to a third-party home buyer.  Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which is generally between one and three years from the origination of the lease.

On May 16, 2006, we amended and restated our senior unsecured revolving credit facility.  Under the First Amended and Restated Credit Agreement with Guaranty Bank, as administrative agent, and a number of other financial institutions (the “New Credit Agreement”), our credit facility was increased from $600 million to $800 million, and the term was extended from May 2009 to May 2010.  The maximum borrowings under the New Credit Agreement are based on the amount of qualifying borrowing base assets (generally real estate assets), limited to the facility size.  In addition, the New Credit Agreement includes an accordion feature that will allow Meritage to request from time to time an increase of up to $250 million in the maximum borrowing commitment.  Each member of the lending group may elect to participate or not participate in any request we make to increase the maximum borrowing commitment.  In addition, any increase in the borrowing capacity pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default.  On June 30, 2006, we exercised a portion of the accordion feature under the New Credit Agreement to increase our borrowing capacity by $50 million to $850 million and amended the New Credit Agreement to make certain other minor changes.

NOTE 6 - SENIOR NOTES

Senior notes consist of the following (in thousands):

	June 30, 2006	December 31, 2005
6.25% senior notes due 2015. At June 30, 2006, and December 31, 2005, there was approximately $1.5 and $1.6 million, respectively, in unamortized discount.	$348,484	$348,396
7.0% senior notes due 2014. At both June 30, 2006, and December 31, 2005, there was approximately $0.1 million in unamortized premium	130,069	130,074
9.75% senior notes due 2011.	—	1,256
	$478,553	$479,726

In March 2005, we used a portion of the proceeds from the $350 million sale of our 6.25% senior notes to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011. In connection with this tender offer and repurchase, we reported a one-time pre-tax charge of approximately $31.5 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes. Later during 2005, we repurchased an additional $2 million of our 9.75% senior notes.  During the second quarter of 2006, we repurchased the remaining $1.2 million of our outstanding 9.75% senior notes.

The New Credit Agreement and indentures for the 7% senior notes due 2014 and the 6.25% senior notes due 2015 contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended June 30, 2006, we were in compliance with these covenants. After considering our most restrictive bank covenants, our borrowing availability under the New Credit Agreement was approximately $496.0 million at June 30, 2006 as determined by borrowing base limitations defined by our agreement with the lending banks. The New Credit Agreement and indentures relating to our senior notes restrict our ability to pay dividends, and at June 30, 2006, our maximum permitted amount available to pay dividends was $337.0 million.

Obligations to pay principal and interest on the New Credit Agreement and senior notes are guaranteed by all of our subsidiaries (collectively, the Guarantor Subsidiaries), each of which is directly or indirectly 100% owned by Meritage Homes Corporation.  Such guarantees are full and unconditional, and joint and several.  We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several and there are no non-guarantor subsidiaries.  There are no significant restrictions on the ability of Meritage or any Guarantor Subsidiary to obtain funds from their respective subsidiaries, as applicable, by dividend or loan.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2006, follow (in thousands):

Balance at December 31, 2005	$130,222
Tax benefit of amortization of excess tax basis	(282)
Balance at June 30, 2006	$129,940

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2006 management performed its annual assessment of goodwill and determined that no impairment existed.

NOTE 8 - EARNINGS PER SHARE

Basic and diluted earnings per common share are presented in conformity with SFAS No. 128, “Earnings Per Share.”  The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	26,609	27,110	26,792	26,664

Effect of dilutive securities:
Stock options and restricted stock	753	1,796	827	1,881

Diluted weighted average shares outstanding	27,362	28,906	27,619	28,545

Net earnings	$77,055	$59,239	$156,791	$83,435

Basic earnings per share	$2.90	$2.19	$5.85	$3.13

Diluted earnings per share	$2.82	$2.05	$5.68	$2.92

Antidilutive stock options not included in the calculation of diluted earnings per share	760	—	679	—

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

We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and has been amended from time to time (the “1997 Plan”), and the 2006 Stock Incentive Plan (the “2006 Plan” and together with the 1997 Plan, the “Plans”).  The Plans, which were approved by our stockholders, are administered by our Board of Directors.  The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 6,600,000 shares of common stock, of which 729,207 shares remain available for grant at June 30, 2006.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Generally, option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005, as if our stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, under the Plans and consistent with SFAS 123R (in thousands, except per share amounts):

		Three Months Ended	Six Months Ended
		June 30, 2005
Net earnings	As reported	$59,239	$83,435
	Deduct (1)	(1,989)	(3,355)
	Pro forma	$57,250	$80,080

Basic earnings per share	As reported	$2.19	$3.13
	Pro forma	$2.11	$3.00

Diluted earnings per share	As reported	$2.05	$2.92
	Pro forma	$1.98	$2.81

(1)   Total stock-based compensation expense determined using the fair value method for awards, net of related tax effects.

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

	Six Months Ended June 30,
	2006	2005
Expected volatility	46 – 48%	52%
Expected dividends	0%	0%
Expected term (in years)	4.80 – 5.85	7
Risk-free interest rate	5.04 – 5.05%	4.43%
Weighted average grant date fair value of options granted	$25.63	$34.44

A summary of option activity under the Plans as of June 30, 2006, and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	2,799,282	$27.90
Granted	587,000	$53.99
Exercised	(753,326)	$13.86
Forfeited or expired	(173,800)	$31.67
Outstanding at June 30, 2006	2,459,156	$38.16	4.81	$33,432
Exercisable at June 30, 2006	874,654	$25.76	3.26	$20,554

A summary of the status of the Company’s restricted stock as of June 30, 2006 is presented below:

Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	—	$—
Granted	34,886	57.33
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	34,886	$57.33

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $16.3 million and $31.3 million, respectively, and $15.8 million and $28.5 million during the three and six months ended June 30, 2005, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

As of June 30, 2006, we had $37.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods.  That cost is expected to be recognized over a weighted-average period of 3.42 years.  For the three and six months ended June 30, 2006, our total stock-based compensation expense was $4.7 million ($3.3 million net of tax) and $7.3 million ($5.3 million net of tax), respectively.  Stock compensation expense net of tax for the three months ended June 30, 2006 was $0.12 per basic and diluted share.  Stock compensation expense for the six months ended June 30, 2006 was $0.19 per basic share and $0.20 per diluted share.

Cash received from option exercises under the Plans for the three and six months ended June 30, 2006, was $8.0 million and $10.4 million, respectively, and $3.3 million and $4.8 million for the three and six months ended June 30, 2005, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $5.1 million and $10.1 million for the three and six months ended June 30, 2006, respectively, and $5.5 million and $8.2 million for the three and six months ended June 30, 2005, respectively.

NOTE 10 - INCOME TAXES

Components of the provision for income taxes are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Federal	$41,614	$30,813	$85,995	$43,393
State	6,481	4,744	13,155	6,689
Total	$48,095	$35,557	$99,150	$50,082

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The February 2005 acquisition of Colonial Homes resulted in the following changes in assets and liabilities (in thousands):

June 30, 2005

Increase in real estate	$(47,592)
Increase in deposits on real estate under option or contract	(1,343)
Increase in receivables and other assets	(1,065)
Increase in goodwill	(22,111)
Increase in intangibles	(2,763)
Increase in property and equipment	(327)
Increase in accounts payable and accrued liabilities	3,758
Increase in home sale deposits	5,223

Net cash paid for acquisition	$(66,220)

The following presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2006	2005

Cash paid during the period for:
Interest	$22,072	$14,510
Income taxes	$150,515	$52,463
Non-cash distributions from unconsolidated entities	$4,011	$19,863

NOTE 12 — OTHER EVENTS

On May 17, 2006, John R. Landon, the Company’s Co-CEO, resigned.  In connection with Mr. Landon’s departure, both his employment and change of control agreement terminated (other than certain provisions in the Employment Agreement that survive termination).  Under the terms of the Employment Agreement, subject to his compliance with certain restrictive covenants and other requirements therein, Mr. Landon is entitled to a payment of $10,000,000, payable in equal monthly installments over the course of 24 months, and acceleration of all outstanding stock options that were granted to him after the effective date of the employment agreement, which was July 1, 2003.  During the quarter ended June 30, 2006, the Company expensed approximately $10.0 million related to the obligations owed to Mr. Landon pursuant to the terms of his employment agreement and also recorded stock-based compensation expense of approximately $2.3 million related to the accelerated vesting of certain of his outstanding stock options.  On June 12, 2006, the Company entered into a Stock Purchase Agreement with Mr. Landon, pursuant to which the Company acquired 1,000,000 shares of the Company’s common stock from Mr. Landon at a price of $52.19 per share, or an aggregate purchase price of $52.2 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer and builder of single-family homes in the growth regions of the western and southern United States based on the number of home closings.  We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base.  We believe that population, job and income growth, as well as the favorable migration characteristics in our markets, provide us opportunities for long-term growth.  At June 30, 2006, we were actively selling homes in 204 communities, with base prices ranging from $109,000 to $1,220,000.

Total home closing revenue was $902.9 million for the three months ended June 30, 2006, increasing 39% from $651.8 million for the same period last year.  Net earnings for the second quarter of 2006 increased 30% to $77.1 million from $59.2 million in the same period last year.  Net earnings for the six months ended June 30, 2005, included a bond refinancing charge related to a series of refinancing transactions that resulted in a charge of $31.5 million, which reduced after-tax net earnings by $19.7 million.  Excluding this charge, net earnings for the six months ended June 30, 2006 increased 52% compared to the same period last year.

During the second quarter of 2006, our pre-tax earnings were reduced by approximately $19.0 million due to severance and other employee-related departure costs of approximately $11.7 million, as well as an additional $7.3 million in real estate write-offs to reduce the carrying amount of certain projects to fair value and for write-offs of option deposits for projects we no longer believe are economically viable.

Our strong second quarter 2006 revenue and net income are the result of closing orders taken mostly during the robust housing markets in 2005.  As a result of these market conditions, we benefited from pricing power, which resulted in our home closing gross margin for the second quarter of 2006 increasing to 24.3% from 23.4% in the same period last year.  We began experiencing slowdowns in our northern California markets in the fourth quarter of 2005, which continued through the second quarter of 2006.  Beginning in the first quarter of 2006 and continuing through the second quarter, our Arizona, Nevada and Florida markets have also experienced moderating demand as these markets pull back from a record-setting environment in 2004 and 2005, resulting in a decline in orders in these higher-margin markets, while demand in Texas remained strong.  This change has caused a significant shift in the mix of home orders during the first six months of 2006, with a higher percentage coming from Texas, where we historically achieve a lower margin than in many of our markets that are currently softening.   Based on these conditions, we expect our home closing gross margins to trend lower in the remainder of 2006 and throughout 2007.

It is also our expectation that sales in our markets that experienced robust sales activity in 2005 will continue to moderate, and we expect the home order rate to decrease in 2006 and beyond from the levels achieved in 2005.  At June 30, 2006, our backlog of approximately $2.0 billion decreased by 10% compared to March 31, 2006, and 8% at June 30, 2005, as a result of decreasing sales orders. In the second quarter of 2006, our cancellation rate on sales orders increased to approximately 32% from 22% in the same period a year ago, and from 28% at March 31, 2006, which has resulted in an increase in the percentage of unsold homes recorded on our balance sheet.  Consequently, we are using various incentive and discount offerings to reduce the number of unsold homes in inventory.  We believe our experiences are consistent with the overall trends in the homebuilding industry.  Looking beyond 2006, based on current market conditions, we do not believe we will sustain the revenue growth rates that we achieved during the last several years and we expect our 2007 revenue and earnings to be somewhat lower compared to anticipated 2006 results.

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

We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates.  Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained or as our operating environment changes.  Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of these changes are disclosed in the notes to the consolidated financial statements.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

The accounting policies that we deem most critical to us, and that involve the most difficult, subjective or complex judgments, include:

Real Estate

Real estate is stated at cost, which includes direct construction costs for homes, development period interest and certain common costs that benefit the entire community.  We assess these assets for recoverability whenever events or circumstances change indicating that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value less cost to sell.  If the fair value of an asset is less than its carrying amount (less costs to sell), an impairment loss is recognized.

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

Warranty Reserves

Warranty reserves are included in other liabilities in the consolidated balance sheets.  We record a reserve covering our anticipated warranty costs for each home closed.  We review the adequacy of warranty reserves based on historical experience and our estimate of the costs to remediate the claims, and adjust these provisions accordingly.  Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.

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

Results of Operations

The following discussion and analysis of financial condition and results of operations is based on our consolidated unaudited financial statements at and for the three and six months ended June 30, 2006 and 2005.  All balances and transactions between us and our subsidiaries have been eliminated.  In management’s opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.  The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total
Dollars	$902,851	$651,783	$1,749,225	$1,202,730
Homes closed	2,722	2,095	5,250	3,882
Average sales price	$331.7	$311.1	$333.2	$309.8
Texas
Dollars	$252,386	$184,229	$471,470	$340,184
Homes closed	1,075	856	2,027	1,573
Average sales price	$234.8	$215.2	$232.6	$216.3
Arizona
Dollars	$290,124	$194,108	$515,983	$348,063
Homes closed	888	745	1,624	1,344
Average sales price	$326.7	$260.5	$317.7	$259.0
California
Dollars	$208,111	$228,412	$454,994	$422,899
Homes closed	361	379	784	724
Average sales price	$576.5	$602.7	$580.3	$584.1
Nevada
Dollars	$69,106	$25,493	$143,262	$56,682
Homes closed	172	66	361	154
Average sales price	$401.8	$386.3	$396.8	$368.1
Florida (1)
Dollars	$69,486	$19,541	$143,788	$34,902
Homes closed	189	49	401	87
Average sales price	$367.7	$398.8	$358.6	$401.2
Colorado
Dollars	$13,638	n/a	$19,728	n/a
Homes closed	37	n/a	53	n/a
Average sales price	$368.6	n/a	$372.2	n/a

(1)                                  Results for Florida for the three and six months ended June 30, 2005, do not include Greater Homes, which was acquired in September 2005, and only include Colonial Homes since acquisition in February 2005.

Home closing revenue for the quarter ended June 30, 2006 increased 39% to $902.9 million from $651.8 million at the same time period a year ago as a result of a 30% increase in homes closed to 2,722.  The home closing increase is primarily due to strong demand that drove order activity and pricing power during the last half of 2005.  Our 7% increase in average selling prices to $331,700 is the result of a higher percentage of closings came from Nevada and Florida, where average selling prices are considerably higher than the company average, more than offsetting decreases in the average sales price in California.  In Texas, we closed 1,075 homes, an increase of 26% compared to the same period last year, with a 37% increase in home closing revenue to $252.4 million from $184.2 million.  Home closing revenue in Arizona increased 49% to $290.1 million due to strong pricing power when those home orders were taken.  In Florida, we posted large increases in both the number of homes closed and home closing revenue primarily due to our September 2005 acquisition of Greater Homes in Orlando and the maturing of our start-up operation in Orlando.  Due to the softening of demand for our homes in California, which began in the fourth quarter of 2005, our home closing revenue and number of homes closed have decreased compared to the same period a year ago.  Based on the trends previously discussed, we expect that during the remainder of 2006 and continuing into 2007, we will experience a shift in the mix of home closings that will result in lower average sales prices resulting from a greater percentage of closings in Texas, which is our lowest-priced market, and a lower percentage of closings in higher-priced markets, such as California, Nevada and Florida.

Home Orders

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total
Dollars	$694,360	$1,005,611	$1,526,978	$1,886,957
Homes ordered	2,116	2,931	4,706	5,570
Average sales price	$328.1	$343.1	$324.5	$338.8
Texas
Dollars	$293,439	$243,490	$608,586	$456,091
Homes ordered	1,170	1,067	2,482	2,040
Average sales price	$250.8	$228.2	$245.2	$223.6
Arizona
Dollars	$165,475	$313,146	$425,285	$585,995
Homes ordered	457	973	1,190	1,898
Average sales price	$362.1	$321.8	$357.4	$308.7
California
Dollars	$161,857	$320,027	$299,213	$608,233
Homes ordered	291	563	528	1,037
Average sales price	$556.2	$568.4	$566.7	$586.5
Nevada
Dollars	$33,241	$80,788	$82,649	$127,644
Homes ordered	82	221	211	350
Average sales price	$405.4	$365.6	$391.7	$364.7
Florida (1)
Dollars	$32,696	$45,138	$86,599	$105,972
Homes ordered	94	99	231	237
Average sales price	$347.8	$455.9	$374.9	$447.1
Colorado
Dollars	$7,652	$3,022	$24,646	$3,022
Homes ordered	22	8	64	8
Average sales price	$347.8	$377.8	$385.1	$377.8

(1)                          Results for Florida for the three and six months ended June 30, 2005, do not include Greater Homes, which was acquired in September 2005, and only include Colonial Homes since acquisition in February 2005.

Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.  In many of our markets, demand has softened compared to the pace experienced throughout 2005 and much of 2004.  Home orders declined by 28% to 2,116 homes during the quarter ended June 30, 2006 with a value of $694.4 million, a decrease of 31% compared to the same quarter a year ago.  Our actively selling community count increased 25% to 204 at June 30, 2006, over the same period a year ago, helping to offset some of the softening in demand in many of our key markets.  During the second quarter of 2006, our Arizona, California, Nevada and Florida markets have experienced softer market conditions due to decreasing demand from investors and speculative buyers, higher inventory levels of unsold homes and homebuyers electing to defer purchase decisions in this transitional market.  This decrease in demand has also led to higher cancellation rates than we have historically experienced, and as a result, spec homes inventory has increased in many of our communities.  Our cancellation rate for the quarter ended June 30, 2006 increased to 32% from 22% at the same time period a year ago, and from 28% at March 31, 2006.  In response to these market conditions, we have increased incentives to home buyers in many of these markets.  Partially offsetting these trends, our Texas market continues to show strength with home orders increasing 21% in value quarter-over-quarter to $293.4 million compared to $243.5 million on a 10% increase in homes sold.  The Texas markets continue to enjoy favorable overall economic conditions and relative affordability of housing.  Beginning in the second quarter of 2006, our shift in mix of homes sold with an increased percentage in Texas and decreased percentage in the markets that are experiencing softening demand.

Order Backlog

	At June 30,
	2006	2005
Total
Dollars	$1,959,353	$2,135,024
Homes in backlog	5,849	6,463
Average sales price	$335.0	$330.3
Texas
Dollars	$646,581	$428,997
Homes in backlog	2,628	1,952
Average sales price	$246.0	$219.8
Arizona
Dollars	$748,004	$775,319
Homes in backlog	1,993	2,545
Average sales price	$375.3	$304.6
California
Dollars	$265,183	$576,605
Homes in backlog	457	1,008
Average sales price	$580.3	$572.0
Nevada
Dollars	$65,787	$150,165
Homes in backlog	199	433
Average sales price	$330.6	$346.8
Florida (1)
Dollars	$217,058	$200,916
Homes in backlog	529	517
Average sales price	$410.3	$388.6
Colorado
Dollars	$16,740	$3,022
Homes in backlog	43	8
Average sales price	$389.3	$377.8

(1)         Florida amounts at June 30, 2005, do not include Greater Homes, which was acquired in September 2005.

Our backlog represents net sales contracts that have not closed. Our June 30, 2006 backlog value was $2.0 billion representing 5,849 homes. These amounts declined 8% and 10%, respectively, compared to a year ago, consistent with softening overall order trends in our California, Nevada and Arizona markets that have been partially offset by strength in Texas.  In Texas, a strong underlying economy and relative affordability of housing continue to fuel growth as evidenced by a 51% increase in backlog value in the Texas market, while California, Nevada and Arizona backlog values decreased 54%, 56% and 4%, respectively. The number of units in our Texas backlog increased by 35%, while in California, Nevada and Arizona decreased 55%, 54% and 22% respectively. We experienced positive growth in backlog value, units and average price in both Florida and Colorado as the startup operations in both states continue to mature and, with respect to Florida, we benefited from the 2005 acquisitions of Colonial Homes and Greater Homes.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Home Closing Gross Profit
Dollars	$219,467	$152,703	$433,530	$272,028
Percent of home closing revenue	24.3%	23.4%	24.8%	22.6%

Commissions and Other Sales Costs
Dollars	$52,849	$35,869	$100,876	$67,340
Percent of home closing revenue	5.9%	5.5%	5.8%	5.6%

General and Administrative Costs
Dollars	$51,344	$26,672	$94,066	$50,635
Percent of total revenue	5.6%	4.1%	5.3%	4.2%

Income Taxes
Dollars	$48,095	$35,557	$99,150	$50,082
Percent of earnings before income taxes	38.4%	37.5%	38.7%	37.5%

Home Closing Gross Profit

Home closing gross profit represents home closing revenue less cost of home closings. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs, common community and recreation areas and landscaping, and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs. Home closing gross profit percentages for the three and six months ended June 30, 2006 increased to 24.3% and 24.8%, respectively from 23.4% and 22.6%, respectively for the three and six months ended June 30, 2005. These increases were primarily due to pricing power driven by stronger market conditions in the later half of 2005, when these homes were sold, and our ability to effectively manage our land and construction costs.  Home closing gross profit for the three months ended June 30, 2006 was reduced by $7.3 million related to the write-off of $4.5 million of land acquisition and development costs and $2.8 million of option deposits. These write-offs were the result of the Company’s review of the fair value of its real estate assets and the decision that the acquisition of certain properties under contract was no longer economically viable.  Excluding these write-offs, home closing gross profit percentages for the three and six months ended June 30, 2006 would have been 25.1% and 25.2%, respectively.  In the future, we believe that as prices moderate in certain key markets and a greater mix of our sales come from markets with lower margins, such as Texas, our margins will trend lower from the historically high levels experienced during the last two years. In addition, during the second quarter of 2006, we have increased the number, type and amount of incentives we offer in those markets that have experienced softening demand.  The impact of these incentives is reflected in the decline in home closing gross profit percentage from 25.3% in the first quarter of 2006 to 24.3% in the second quarter of 2006.  The types of incentives we offer vary from market to market, community to community and model to model and may include a discount on home price, free or discounted upgrades and options, and the payment of a portion of the buyer’s closing costs. Increasing incentives can also be expected to have an adverse effect on our gross and net margins over the next several quarters.

Commissions and Other Sales Costs

Commissions and other sales costs, such as advertising and sales office expenses, as a percentage of home closing revenue, increased to 5.9% and 5.8%, respectively for the three and six months ended June 30, 2006 from 5.5% and 5.6%, respectively for the three and six months ended June 30, 2005.  These increases are the result of a larger percentage of our homes being sold with the participation of outside commissioned sales agents, which results in additional commission costs.

General and Administrative Costs

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses as a percentage of total revenue increased to 5.6% and 5.3%, respectively for the three and six months ended June 30, 2006 from 4.1% and 4.2%, respectively for the three and six months ended June 30, 2005. During the three months ended June 30, 2006, we recorded expenses of $11.7 million related to the departure of our former Co-CEO and severance costs related to adjusting our staffing levels in the markets that are experiencing softening demand. This amount is composed of $11.7 million of severance expense and $2.3 million of stock-based compensation expense related to the accelerated vesting of certain options granted to our former Co-CEO, which is partially offset by a $2.3 million reduction to 2006 compensation related accruals to reflect these departures. There was an additional $2.4 million and $5.0 million, respectively, of stock based compensation  in the three and six months ended June 30, 2006 due to the implementation of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”) for which there are no comparable amounts in 2005. Excluding the impact of these items, selling general and administrative expenses as a percentage of total revenue for the three and six months ended June 30, 2006 would have been 4.1% and 4.4%, respectively, which are relatively consistent with the same periods last year.

Income Taxes

The increase in the effective tax rate to 38.4% and 38.7% for the three and six months ended June 30, 2006 from 37.5% in the same time periods a year ago is primarily attributable to non-deductible executive incentive compensation and the impact of incentive stock options under SFAS 123R, which was implemented at the beginning of 2006.  These increases were partially offset by the deduction related to qualified production activities provided by the American Jobs Creation Act of 2004.

Stock-Based Compensation

In the first quarter of 2006, we adopted SFAS 123R, which revises SFAS 123.  Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, and Related Interpretations.  As a result, no compensation expense was recognized for stock options granted to employees because we did not grant stock options with exercise prices below the market price of the underlying stock on the date of the grant.

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

As of June 30, 2006, we had $37.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods.  That cost is expected to be recognized over a weighted-average period of 3.42 years.  For the three and six months ended June 30, 2006, our total stock-based compensation expense was $4.7 million ($3.3 million net of tax) and $7.3 million ($5.3 million net of tax), respectively.  Stock compensation expense net of tax for the three months ended June 30, 2006, was $0.12 per basic and diluted share.  Stock compensation expense for the six months ended June 30, 2006, was $0.19 per basic share and $0.20 per diluted share.

Cash received from option exercises under the Plans for the three and six months ended June 30, 2006, was $8.0 million and $10.4 million, respectively, and $3.3 million and $4.8 million for the three and six months ended June 30, 2005, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $5.1 million and $10.1 million for the three and six months ended June 30, 2006, respectively, and $5.5 million and $8.2 million for the three and six months ended June 30, 2005, respectively.

Liquidity and Capital Resources

Our principal uses of capital for the three months ended June 30, 2006 were operating expenses, land and property purchases, lot development, home construction, income taxes, investments in joint ventures, repurchases of our common stock and the payment of various liabilities.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

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

We enter into various options and purchase contracts for land in the normal course of business.  Currently, none of these agreements require us to purchase lots.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts, although as demand slows, in some instances starts may fall below the pre-established minimum number.  This could force us to purchase lots in advance of corresponding sales, re-negotiate the takedown schedule, or discontinue lot purchases and forfeit the related non-refundable option deposit.  At June 30, 2006, our total option and purchase contracts had purchase prices in the aggregate of approximately $2.8 billion, on which we had made deposits of approximately $172.6 million in cash along with approximately $75.0 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 - Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

At June 30, 2006, there was approximately $207.6 million outstanding under our senior unsecured revolving credit facility and approximately $108.5 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts.  In addition, we had approximately $295.2 million in surety and performance bonds outstanding at June 30, 2006.  After considering our most restrictive bank covenants and borrowing base limitations, the remaining balance of the bank credit facility of approximately $496.0 million is available for us to borrow.

On May 16, 2006, we amended and restated our senior unsecured revolving credit facility.  Under the New Credit Agreement, our credit facility was increased from $600 million to $800 million, and the term was extended from May 2009 to May 2010.  On June 30, 2006, we amended our New Credit Agreement to increase our borrowing capacity under the Credit Agreement by $50 million and to make certain other minor changes.  The total borrowing capacity of the credit facility is now $850 million.  The increase in capacity was made pursuant to an accordion feature contained in the Credit Agreement.

At June 30, 2006, the aggregate principal amount of our outstanding 7% senior notes due 2014 totaled approximately $130.1 million, which includes unamortized premiums of approximately $0.1 million, and the aggregate principal amount of our outstanding 6.25% senior notes due 2015 totaled approximately $348.5 million, which includes unamortized discounts of approximately $1.5 million.  During the second quarter of 2006, we repurchased the remaining $1.2 million of our outstanding 9.75% senior notes.

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

Off-Balance Sheet Arrangements

Reference is made to Notes 1, 3 and 4 in the accompanying Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.  These notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act.  Forward-looking statements on this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, include statements concerning: the demand for and the pricing of our homes; our expectations about trends in gross and net margins, spec home inventories, incentives, cancellations, sales orders, sales prices, mix of sales across our different geographic areas; the growth potential of the markets we operate in; our acquisition strategy; demographic and other trends related to specific markets and the homebuilding industry in general and our ability to capitalize on them; the future supply of housing inventory in our markets and the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our operations and growth strategy; our ability and willingness to acquire land under option or contract; the benefits of our lot acquisition strategy; the impact of changes in interest rates on our outstanding debt; our expected amortization expense in future periods; the impact of recently issued accounting pronouncements; seasonal trends and the future impact of deferred tax assets or liabilities.   Such statements are subject to significant risks and uncertainties.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” and under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q, the contents of each of which are incorporated by reference herein.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility.  The interest rate for this facility fluctuates with the prime and Eurodollar lending rates.  As of June 30, 2006, we had approximately $207.6 million drawn under our senior revolving credit facility that is subject to changes in interest rates.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $130 million in principal of our 7% senior notes and $350 million in principal of our 6.25% senior notes.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings until we would be required to refinance such debt.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management with the participation of our chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exhange Act”), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the fiscal quarter covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance.  Most of these matters relate to correction of home construction defects and general customer claims.  With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable.  We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and the factors discussed below which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, are being updated.

Dependence on Key Personnel.  Our success largely depends on the continuing services of certain key employees, including our Chief Executive Officer, Steve J. Hilton, and our ability to attract and retain qualified personnel.  We have an employment agreement with Mr. Hilton, but we do not have employment agreements with certain other key employees.  We believe that Mr. Hilton possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate.  In addition, Mr. Hilton has cultivated key contacts and relationships with important participants in the land acquisition process in our various communities across the country.  The loss of the services of key employees could harm our operations and business plans.

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

We are also subject to the potential for significant variability and fluctuations in the cost and availability of real estate.  Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we are now acquiring larger parcels, in many cases with a joint venture partner.  Write-downs of our real estate or write-offs of purchase and option contract deposits could occur if market conditions deteriorate and these write-downs or write-offs could be material in amount.

Performance and Surety Bonds; Performance Guarantees; Letters of Credit.  In the ordinary course of our business, we obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  With respect to our joint ventures, we and our joint venture partners are typically obligated to complete land development improvements if the joint venture does not perform the required development.  In addition, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  In the event the letters of credit or bonds are drawn upon, we, and in the case of a joint venture, our joint venture partners, would be obligated to reimburse the surety or other issuer of the letter of credit or bond if the obligations the bond or guarantee secures are not performed by us (or the joint venture).  If one or more bonds, letters of credit or other guarantees were drawn upon or otherwise invoked, our obligations could be significant, individually or in the aggregate, which could have a material adverse effect on our financial position or results of operations.  We cannot guarantee that such events will not occur or that such obligations will not be invoked.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following table summarizes our purchases of our own equity securities during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	—	—	—	$86,289,605
May 1-31, 2006	—	—	—	$86,289,605
June 1-30, 2006	1,000,000	$52.19	1,000,000	$34,099,605
Total	1,000,000	$52.19	1,000,000	$34,099,605

In November 2004, we announced that the Board of Directors had approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  The program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  There is no stated expiration date for this program.  In March 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.  In June 2006, we repurchased 1,000,000 shares from John R. Landon, our former Co-CEO and Co-Chairman, for $52.19 per share.  As of June 30, 2006, we had approximately $34.1 million available to repurchase shares under this program.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 17, 2006.  At the Annual Meeting, the stockholders elected Steven J. Hilton, Raymond Oppel, William G. Campbell and Richard T. Burke Sr. to serve as Directors for a two-year term.  John R. Landon, Robert G. Sarver, Peter L. Ax and Gerald W. Haddock continued as Directors after the meeting.

Stockholders holding 25,770,905 shares of 96.8% of the outstanding shares were present in person or by proxy at the Annual Meeting.  The tabulation with respect to each nominee for director follows:

	Votes For	Votes Against or Withheld
Steven J. Hilton	23,756,653	2,014,252
Raymond Oppel	23,276,437	2,494,468
William G. Campbell (1)	23,674,400	2,096,505
Richard T. Burke, Sr.	23,785,039	1,985,866

(1)    William G. Campbell resigned his position as a member of the Board of Directors, effective June 14, 2006.

Also, at the Annual Meeting, our stockholders approved an increase in the Company’s authorized shares of common stock from 50,000,000 to 125,000,000, the 2006 Stock Incentive Plan, the 2006 Annual Incentive Plan and the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year.  The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Increase of Authorized Shares	19,080,142	6,686,443	4,320	—
2006 Stock Incentive Plan	13,410,493	7,917,531	11,839	4,431,042
2006 Annual Incentive Plan	19,356,316	1,971,363	12,184	4,431,042
Ratified the selection of Deloitte & Touche	25,707,381	59,144	4,379	—

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive 2006 Proxy Statement

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793

10.1	First Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 18, 2006

10.2	Meritage Homes Corporation 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement No. 333-134637

10.3	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.2 of Form S-8 Registration Statement No. 333-134637

10.4	Form of Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 4.3 of Form S-8 Registration Statement No. 333-134637

10.5	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.6	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.7	Stock Purchase Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 12, 2006

10.8	Settlement Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 12, 2006

10.9	Cooperation Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.3 of Form 8-K dated June 12, 2006

10.10	First Amendment and Commitment Increase Agreement (re First Amended and Restated Credit Agreement)	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 30, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

99.1	Item 1A. Risk Factors contained in Form 10-K for the year ended December 31, 2005	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of August 2006.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ LARRY W. SEAY
Larry W. Seay
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

By	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
10.1	First Amended and Restated Credit Agreement
10.2	Meritage Homes Corporation 2006 Stock Incentive Plan
10.3	Form of Restricted Stock Agreement
10.4	Form of Non-Qualified Stock Option Agreement
10.5	Form of Incentive Stock Option Agreement
10.6	Form of Stock Appreciation Rights Agreement
10.7	Stock Purchase Agreement between the Company and John R. Landon
10.8	Settlement Agreement between the Company and John R. Landon
10.9	Cooperation Agreement between the Company and John R. Landon
10.10	First Amendment and Commitment Increase Agreement (re First Amended and Restated Credit Agreement)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
99.1	Item 1A. Risk Factors contained in Form 10-K for the year ended December 31, 2005