Form 10-K/A
period 2005-12-31
Meritage Homes CORP
filed 2006-11-01
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock on October 30, 2006 was 26,121,016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders held on May 17, 2006 have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

MERITAGE HOMES CORPORATION
FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Explanatory Note

This annual report on Form 10-K/A is filed for the purpose of restating Note 13 in the Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003, which includes expanded reportable segment footnote disclosure related to our homebuilding operations.  The restatement has no impact on our consolidated balance sheets as of December 31, 2005 and 2004, or our consolidated statements of earnings and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003.  Conforming changes have been made to the Business section in Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our Controls and Procedures discussion in Item 9A of this Form 10-K/A.  See Note 13 in the Notes of Consolidated Financial Statements for further information relating to the restatement.  This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing.

MERITAGE HOMES CORPORATION
FORM 10-K/A
TABLE OF CONTENTS

PART I

Item 1. Business

The Company

Meritage Homes is a leading designer and builder of single-family attached and detached homes in the fast-growing southern and western United States, based on the number of home closings. We offer a variety of homes that are deigned to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers. We have operations in three regions:  West, Central and East, which are comprised of 14 metropolitan areas in six states.  These three regions are our principal business segments.

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

Information about our company and communities is provided on our Internet website at www.meritagehomes.com. Our periodic and current reports, including any amendments, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available, free of charge, on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information contained on our website is not considered part of this annual report on Form 10-K/A.

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

Markets and Products

We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Fort Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
San Francisco Bay Area, CA	1998
Sacramento, CA	1998
Las Vegas, NV	2002
San Antonio, TX	2003
Los Angeles (Inland Empire), CA	2004
Denver, CO	2004
Orlando, FL	2004
Reno, NV	2005
Ft. Myers/Naples, FL	2005

The chart above reflects the dates our predecessor companies entered our Texas and Arizona markets.

Our homes range from entry level to semi-custom luxury, with base prices ranging from approximately $109,000 to $1,147,000. A summary of activity by state as of and for the year ended December 31, 2005, follows (dollars in thousands):

	Year Ended December 31, 2005			At December 31, 2005
	# of Homes Closed	Avg. Closing Price	Homes in Backlog	$ Value of Backlog	Home Sites Controlled (1)	# of Active Communities
West Region
California	1,627	$582.2	714	$420,964	8,285	20
Nevada	541	373.2	349	126,400	3,356	6
West Region Total	2,168	530.0	1,063	547,364	11,641	26

Central Region
Arizona	3,122	279.7	2,427	838,702	16,425	35
Texas	3,576	220.1	2,173	509,465	15,667	108
Colorado	8	351.1	32	11,822	1,027	3
Central Region Total	6,706	248.0	4,632	1,359,989	33,119	146

East Region
Florida	532	347.1	699	274,247	9,349	12

Total Company	9,406	$318.6	6,394	$2,181,600	54,109	184

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

The following table presents information as of December 31, 2005 (dollars in thousands):

	Lots Owned (1)	Lots Under Contract or Option (1)(2)	Total Lots Controlled
West Region
California	333	7,952	8,285
Nevada	280	3,076	3,356
West Region Total	613	11,028	11,641

Central Region
Arizona	995	15,430	16,425
Texas	3,022	12,645	15,667
Colorado	41	986	1,027
Central Region Total	4,058	29,061	33,119

East Region
Florida	230	9,119	9,349

Total Company	4,901	49,208	54,109

Total book cost (3)	$370,921	$166,964	$537,885

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

Investments in Unconsolidated Entities

We participate in numerous joint ventures with independent third parties (approximately 20 joint ventures at December 31, 2005) relating to the purchase and development of land. We have less than a controlling interest in these types of entities. We typically enter into in these joint ventures with other homebuilders to provide the joint venture partners with a means of accessing larger parcels and lot positions. The typical joint venture acquires raw land and processes the property through the entitlement stage and, in some cases, develops the property into partially or fully finished lots. These joint ventures are usually obligated to sell all or a part of the property or lots to the joint venture members (at the respective member’s option), generally at prevailing fair market values (either at the time of acquisition or the time of sale). In some cases, part of the property is sold to non-member homebuilders, commercial developers and other third parties. Our participation in these types of joint ventures, which is an increasingly important part of our business model, has increased during the last couple of years and we expect it to continue to increase in the foreseeable future.

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

The transfer agent for our common stock is Mellon Investor Services LLC, 85 Challenger Road, Ridgefield Park, NJ 07660 (www.melloninvestor.com).

We have not declared cash dividends for the past eight years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain the Company’s earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Certain of our debt instruments contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — Senior Notes, in the accompanying consolidated financial statements.

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

Earnings per common share:(1)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion gives effect to the restatement discussed in Note 13 to the consolidated financial statements.

Overview

We are a leading designer and builder of single-family homes in the rapidly growing western and southern United States based on the number of home closings and revenue. We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base. We believe that the relatively strong population, job and income growth as well as the favorable migration characteristics of our markets will continue to provide significant long-term growth opportunities for us. At December 31, 2005, we were actively selling homes in 184 communities, with base prices ranging from $109,000 to $1,147,000.  We operate in the following geographic regions, which are presented as our reportable business segments:

West:	California and Nevada
Central:	Arizona, Texas and Colorado
East:	Florida

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

At December 31, 2005, we had a backlog of 6,394 homes with a value of approximately $2.2 billion. This backlog gives us good visibility into our projected results over the next few quarters. The homebuilding industry as a whole has generally benefited over the last few years from strong demand and pricing power. Because of the extended time period to construct homes, i.e., from the contracting of raw land through the entitlement process to the construction of homes, strong pricing power has a favorable impact on homebuilders’ gross margins because the underlying land (a significant component of the cost of a home) was generally contracted for several years earlier in a lower price environment. Thus, we believe, based on our significant backlog, during the first half of 2006 we will be able to continue to achieve relatively strong gross margins, unless we experience an unusually high number of order cancellations or construction costs increase significantly. Looking beyond our backlog, however, a slowing or decline in home sale prices could have an adverse effect on our gross margins because land relating to homes will generally have been contracted for in a comparatively higher price environment. In addition, our gross margins could be adversely impacted if home price increases do not keep pace with construction cost increases.

We posted strong home order growth in 2005, receiving 10,571 new orders valued at $3.6 billion, increases of 17% and 37%, respectively, compared to 2004. We are aware of investor concerns about demand trends. Overall, our sales orders in 2005 were strong. During the fourth quarter of 2005, we noticed a slowdown in some of our markets in the pace of new orders compared to the abnormal surge in orders in the fourth quarter of 2004, resulting in modest increases in the number of homes ordered of 1% and 8% in the value of those orders. Our West Region posted positive order growth in 2005, with an increase of 27% in the value of home orders. However, our fourth quarter order value for the West Region fell 41% year over year, reflecting slowing from the unusually robust sales pace seen in previous quarters with increases in the number of cancellations. It is our expectation that price appreciation in our more robust markets will moderate and we expect the home order rate to return to more normal and sustainable levels in 2006 and beyond.

During January and February 2006, demand moderated from the previous record-breaking pace of sales orders in some of our markets, particularly those in the West Region as discussed above, while in Texas, our sales orders remain solid and have exceeded our expectations. During the fourth quarter of 2005, we experienced an increase in cancellations from historical levels. This trend of higher cancellation rates has continued. We believe our experiences in these markets are consistent with the overall trends in the homebuilding market. In addition, during the last few months in some of our markets, we began offering our customers increased incentives and discounts as homebuilding markets moderate from the pace experienced by the industry in general during recent years. If these trends continue or worsen in 2006, we may be required to moderate our previously issued 2006 revenue and earnings per share guidance.

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

In 2005 we significantly expanded our presence in our East Region through the acquisition of Colonial Homes in February 2005 and the acquisition of Greater Homes in September 2005. Colonial Homes builds single-family homes and condominiums in the Ft. Myers/Naples market and Greater Homes builds single-family homes in the Orlando market.

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

Home Closing Revenue, Home Orders and Order Backlog – Segment Analysis

The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

	Years Ended December 31,
	2005	2004	2003
Home Closing Revenue
Total
Dollars	$2,996,946	$2,015,742	$1,461,981
Homes closed	9,406	7,254	5,642
Average sales price	$318.6	$277.9	$259.1

West Region

California
Dollars	$947,228	$628,324	$334,677
Homes closed	1,627	1,367	735
Average sales price	$582.2	$459.6	$455.3

Nevada
Dollars	$201,907	$120,576	$134,265
Homes closed	541	404	564
Average sales price	$373.2	$298.5	$238.1

West Region Totals
Dollars	$1,149,135	$748,900	$468,942
Homes closed	2,168	1,771	1,299
Average sales price	$530.0	$422.9	$361.0

Central Region

Arizona
Dollars	$873,137	$585,743	$415,709
Homes closed	3,122	2,331	1,515
Average sales price	$279.7	$251.3	$274.4

Texas
Dollars	$787,204	$681,099	$577,330
Homes closed	3,576	3,152	2,828
Average sales price	$220.1	$216.1	$204.1

Colorado
Dollars	$2,809	N/A	N/A
Homes closed	8	N/A	N/A
Average sales price	$351.1	N/A	N/A

Central Region Totals
Dollars	$1,663,150	$1,266,842	$993,039
Homes closed	6,706	5,483	4,343
Average sales price	$248.0	$231.0	$228.7

East Region

Florida
Dollars	$184,661	N/A	N/A
Homes closed	532	N/A	N/A
Average sales price	$347.1	N/A	N/A

	Years Ended December 31,
	2005	2004	2003
Home Orders
Total
Dollars	$3,580,855	$2,604,948	$1,634,988
Homes ordered	10,571	9,007	6,152
Average sales price	$338.7	$289.2	$265.8

West Region

California
Dollars	$976,921	$821,266	$375,105
Homes ordered	1,646	1,582	807
Average sales price	$593.5	$519.1	$464.8

Nevada
Dollars	$249,104	$146,141	$150,120
Homes ordered	653	417	602
Average sales price	$381.5	$350.5	$249.4

West Region Totals
Dollars	$1,226,025	$967,407	$525,225
Homes ordered	2,299	1,999	1,409
Average sales price	$533.3	$483.9	$372.8

Central Region

Arizona
Dollars	$1,174,452	$884,771	$509,913
Homes ordered	3,558	3,490	1,881
Average sales price	$330.1	$253.5	$271.1

Texas
Dollars	$983,579	$752,770	$599,850
Homes ordered	4,264	3,518	2,862
Average sales price	$230.7	$214.0	$209.6

Colorado
Dollars	$14,631	N/A	N/A
Homes ordered	40	N/A	N/A
Average sales price	$365.8	N/A	N/A

Central Region Totals
Dollars	$2,172,662	$1,637,542	$1,109,763
Homes ordered	7,862	7,008	4,743
Average sales price	$276.3	$233.7	$234.0

East Region

Florida
Dollars	$182,168	N/A	N/A
Homes ordered	410	N/A	N/A
Average sales price	$444.3	N/A	N/A

	At December 31,
	2005	2004	2003
Order Backlog
Total
Dollars	$2,181,600	$1,320,951	$710,771
Homes in backlog	6,394	4,408	2,580
Average sales price	$341.2	$299.7	$275.5

West Region

California
Dollars	$420,964	$391,271	$177,355
Homes in backlog	714	695	405
Average sales price	$589.6	$563.0	$437.9

Nevada
Dollars	$126,400	$79,203	$53,638
Homes in backlog	349	237	224
Average sales price	$362.2	$334.2	$239.5

West Region Totals
Dollars	$547,364	$470,474	$230,993
Homes in backlog	1,063	932	629
Average sales price	$514.9	$504.8	$367.2

Central Region

Arizona
Dollars	$838,702	$537,387	$238,359
Homes in backlog	2,427	1,991	832
Average sales price	$345.6	$269.9	$286.5

Texas
Dollars	$509,465	$313,090	$241,419
Homes in backlog	2,173	1,485	1,119
Average sales price	$234.5	$210.8	$215.7

Colorado
Dollars	$11,822	N/A	N/A
Homes in backlog	32	N/A	N/A
Average sales price	$369.4	N/A	N/A

Central Region Totals
Dollars	$1,359,989	$850,477	$479,778
Homes in backlog	4,632	3,476	1,951
Average sales price	$293.6	$244.7	$245.9

East Region

Florida
Dollars	$274,247	N/A	N/A
Homes in backlog	699	N/A	N/A
Average sales price	$392.3	N/A	N/A

Home Closing Revenue. Companywide. Home closing revenue increased 49% to a Company record of $3.0 billion in 2005 from $2.0 billion in 2004. The factors primarily leading to this increase were continued strong demand and our ability to raise prices throughout many of our markets. Average selling prices on homes closed rose 15% from 2004 to 2005 and we benefited from a 30% increase in the number of homes closed in 2005 to 9,406 from 7,254 in 2004. Additionally, our two acquisitions in Florida, though only included in our results for less than one year, accounted for approximately 18% of our increase in home closing revenues in 2005.

Home closing revenue in 2004 increased 38% to $2.0 billion, compared to $1.5 billion in 2003. Contributing to our 2004 home closing revenue growth was the fact that we began the year with an order backlog of $710.8 million. Additionally, our 2004 home closing revenue benefited from a 7% increase in the average sales price of homes closed and a 29% increase in the number of homes closed, led by our Central and West Regions, where the housing markets were very strong in general. In 2004, we increased the number of actively selling communities through organic growth and our January 2004 acquisition of Citation Homes in the Southern California market.

West.  In 2005, the West Region experienced 53% revenue growth to $1.1 billion as compared to $748.9 million in 2004.  The strong performance of the West Region is primarily attributed to exceptionally high demand and pricing power as reflected in the number of closings and increased average sales price.  The 51% increase in California home closing revenue to $947.2 million in 2005 compared to $628.3 million in 2004 reflects a 19% increase in the number of homes closed and a 27% increase in the average selling price of homes closed.  In Nevada, the number of homes closed increased 34% in 2005, producing home closing revenue of $201.9 million, an increase of 67% compared to 2004.

In 2004, the West Region had 60% revenue growth over 2003, due to an increase in home closings to 1,771 from 1,299 and a 17% increase in average sales price.  In California, which offers our highest priced homes, we posted an 86% increase in the number of homes closed, resulting in an 88% increase in home closing revenue in 2004. The increase in home closings in California was primarily due to a generally strong housing market and a 29% increase in actively selling communities. In Nevada, closings were off moderately for 2004 because we sold out of several communities faster than anticipated in 2003, before our replacement communities were open for sales.

Central.  In 2005, healthy demand and organic growth through an increased number of communities were the primary drivers behind the results in the Central Region.  Home closing revenue increased $396.3 to $1.7 billion as compared to $1.3 billion in 2004.  Active selling communities in Arizona increased 35% to 35 at December 31, 2005 from 26 at the same time a year ago, supporting the strong closing results for Arizona.  In a very competitive Texas market, where we are now expanding our entry-level and semi-custom luxury offerings in addition to our primary focus on move-up homes, we closed 3,576 homes for $787.2 million in home closing revenue, increases of 13% and 16%, respectively.

In 2004, the Central Region’s 28% revenue growth was primarily due to a 26%, or 1,140 unit, increase in home closings.  The number of closings in Texas increased 11% to 3,152 in 2004, reflecting somewhat more competitive market conditions. Arizona posted a 54% increase in the number of homes closed in 2004 to 2,331. The increase in Arizona was primarily due to the increase in closings of more affordable homes in that market, particularly in our Active Adult communities, representing a shift in our historical product mix in this market. The average closing price per home in Arizona declined 8% in 2004 as a result of this shift in product mix.

East.  As a result of our two acquisitions and the commencement of closings in our Orlando start-up division, we produced home closing revenue of $184.7 million on 532 home closings. With Florida being one of the fastest growing states in terms of population growth and permit activity, we expect the number of home closings and associated revenue to increase in 2006 with our Colonial Homes and Greater Homes divisions having a full year of closing activity.

Home Orders.  Companywide. Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate of less than 25% of gross sales. In 2005, we took home orders for 10,571 homes, an increase of 17% compared to the 9,007 home orders in 2004 primarily due to having well designed communities with the right products at the right location and at the right price, coupled with a 32% increase in the number of actively selling communities to 184 at December 31, 2005.

In 2004, we recorded 9,007 homes ordered compared to 6,152 in 2003, a 46% increase.  This increase was due to strong markets, particularly in our West and Central Regions, where we believe we have honed our competitive advantage by positioning ourselves to have the right product at the right price and in the right locations.

West.  While our West Region posted strong order growth in 2005, increasing 27% in the value of home orders, our fourth quarter order value for this region fell 41% year over year, reflecting slowing from the unusually robust sales pace seen in previous quarters in these markets. We expect home order rates to return to more normal and sustainable levels in 2006.

In 2004, the number of units ordered increased 42%, primarily due to an increase in active communities in northern California, the acquisition of Citation Homes in January 2004 and continued strong demand for homes. During 2004, the number of orders in Nevada declined 31% to 417, reflecting the closing out of a number of communities ahead of their replacements. During the latter part of 2004, we successfully opened several communities for sales, which is reflected in our impressive sales results for Nevada in 2005.

Central.  In 2005, a robust housing market in the Central Region contributed to a 33% increase in the value of home orders, benefiting from our diversified product mix with our Active Adult division in Arizona complementing our traditional move-up and semi-custom luxury communities.  In Arizona, average sales price per home increased 30% to $330,100, reflecting the local market, which was experiencing rapidly increasing pricing trends.  In Texas, despite a very competitive market, we experienced solid demand in all of our markets and received orders for 4,264 homes valued at $983.6 million in 2005, increases of 21% and 31%, respectively, compared to 3,518 home orders with a value of $752.8 million in 2004. A component to our order increase in Texas is our product line expansion into entry-level and semi-custom luxury homes.

In 2004, the Central Region experienced a 48% increase in home orders as compared to 2003.  The increase was primarily due to particularly strong results in Arizona. The number of home orders in Arizona rose 86% in 2004 due to newly opened communities and the diversification of our product offerings.  We were able to take advantage of emerging demographic trends such as maturing baby boomers in the form of Active Adult communities. Our Active Adult communities generated 786 sales orders in 2004, as compared to 302 in 2003.

East.  Our 2005 acquisitions of Colonial Homes and Greater Homes in Florida provided an additional 12 active selling communities to our portfolio at December 31, 2005, contributing approximately $182.2 million in home orders including the results of our Orlando start-up division. The acquisition of Colonial Homes also added condominiums and attached product to our product portfolio.

Order Backlog. Companywide. Our backlog represents net sales contracts that have not closed. Our backlog was $2.2 billion at December 31, 2005, an increase of 65% compared to $1.3 billion at December 31, 2004 and was comprised of 6,394 homes, a 45% increase compared to the year ended December 31, 2004. Our homes in backlog at December 31, 2005 reflect an average sales price of $341,200, an increase of 14% compared to $299,700 at the same time a year ago. These increases are primarily due to healthy housing markets in many of our markets.

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

West.  In 2005, the West Region experienced a 16% increase in dollar backlog as compared to 2004.  In California, we had a modest increase in the dollar value of backlog of 8%, reflecting moderating demand in the fourth quarter, while Nevada’s 349 homes represent a 47% increase over the prior year.

In 2004, the West Region experienced significant growth, with average sales price and units in backlog increasing 37% and 48%, respectively.  In California, the number of units and average sales price of the units in backlog increased 72% and 29%, respectively, to 695 units and $563,000, primarily as a result of the increased number of active selling communities in Northern California and also due to the acquisition of Citation Homes in January 2004.  Nevada ended 2004 with $79.2 million in backlog, an increase of 48% over year-end 2003, mainly due to a 40% increase in the average selling price of homes in order backlog. The price increase was primarily due to a strong housing market in Nevada represented by our year-end 2004 order backlog with higher priced selling communities compared to lower priced selling communities for year-end 2003.

Central.  As of December 31, 2005, the Central Region had 4,632 homes in backlog, an increase of 33% over 2004.  In Arizona, the number of homes in backlog increased 22% and the value of those homes increased 56%, while in Texas, homes in backlog increased 46% to 2,173 from 1,485 at December 31, 2004 with an increase of 63% in value to $509.5 million.

In 2004, the Central Region experienced robust growth to 3,476 homes in backlog, an increase of 78% over 2003.  In Arizona, the number of homes in backlog more than doubled at the end of 2004 compared to 2003, with an increase of 139%.  In Texas, backlog increased 30% to $313.1 million at year-end 2004 from year-end 2003, primarily due to an increase in unit orders of 33%.

East.  With our start-up division in Orlando and acquisitions of Colonial Homes and Greater Homes during 2005, we ended the year with 699 homes in backlog in Florida with a value of $274.2 million.

Other Operating Information

	Years Ended December 31,
	($ in thousands)
	2005	2004	2003
Home Closing Gross Profit
West – Dollars	$319,759	$173,481	$104,992
West – Percent of home closing revenue	27.8%	23.2%	22.4%

Central – Dollars	$348,998	$226,806	$186,290
Central – Percent of home closing revenue	21.0%	17.9%	18.8%

East – Dollars	$37,696	—	—
East – Percent of home closing revenue	20.4%	—	—

Total – Dollars	$706,453	$400,287	$291,282
Total – Percent of home closing revenue	23.6%	19.9%	19.9%

Home Closing Gross Profit.  Companywide.  Home closing gross profit represents home closing revenue less cost of home closings. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

West.  For 2005, home closing gross profit increased 460 basis points over 2004 to 27.8%.  The 2005 margins reflect an overall robust homebuilding environment and are above our target range.  This increase was primarily due to strong demand and our ability to increase prices in many of our markets, while cost-containment efforts in our land and construction costs further contributed to the increase.

In the future, we do not believe homebuilding margins of this level are sustainable, and we believe our margins will return to a more normalized level.  We believe that margin compression could result from a slowing in home sale price increases (or decreases in home sale prices), increasing costs of land and building materials and the offering of increased incentives to homebuyers as the homebuilding market slows and interest rates increase.

  Home closing gross profit percentage was up 80 basis points between 2004 and 2003, with the increase attributed to the robust market discussed above, which was in its early stages in 2004.

Central.  The Central Region experienced a 310 basis point increase in gross profit percentage in 2005 to 21.0% as compared to 2004.  This increase is due to the strong homebuilding environment and cost management efforts discussed above.  For 2004, home closing gross profit decreased to 17.9% as compared with 18.8% in 2003 due to the slight decreases in average selling prices in Arizona and Texas for the respective years.

East.  The East Region had home closing profit of 20.4% during 2005.  We expect the East Region to experience improving margins as efficiencies from the Greater Homes and Colonial acquisitions are realized.

	Years Ended December 31,
	($ in thousands)
	2005	2004	2003
Commissions and Other Sales Costs
Dollars	$160,114	$116,527	$92,904
Percent of home closing revenue	5.3%	5.8%	6.4%

General and Administrative Expenses
Dollars	$124,979	$79,257	$53,929
Percent of total closing revenue	4.2%	3.9%	3.7%

Provision for Income Taxes
Dollars	$160,560	$85,790	$57,054
Percent of earnings before provision for income taxes	38.6%	38.2%	37.7%

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

We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 13, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 10, 2006 (October 31, 2006 as to the effects of the restatement discussed in Note 13)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Meritage Homes Corporation for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Meritage Homes is a leading designer and builder of single-family attached and detached homes in the fast-growing southern and western United States, based on the number of home closings. We offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers. We have operations in three regions:  West, Central and East, which are comprised of 14 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Through our successors, we commenced our homebuilding operations in 1985.  Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

We operate in Texas as Legacy Homes and Monterey Homes; in Arizona as Meritage Homes and Monterey Homes; in Florida as Meritage Homes and Greater Homes and in California, Nevada and Colorado as Meritage Homes. At December 31, 2005, we were actively selling homes in 184 communities, with base prices ranging from $109,000 to $1,147,000.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to conform to our current year financial statement presentation. In our consolidated balance sheets for the years ended December 31, 2005 and 2004, we changed the classification of our minority interests amounts of $0.4 million and $0.2 million, respectively, to present such amounts as accrued liabilities.  In our consolidated statement of cash flows for the year ended December 31, 2004, we changed the classification of distribution of earnings from unconsolidated entities to present such changes as an operating activity.  We previously presented such changes as an investing activity.  In the accompanying consolidated statements of cash flows for the year ended December 31, 2004, this reclassification resulted in a $3.7 million increase to operating cash flows and a corresponding decrease to investing cash flows from the amounts previously reported.

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

Estimated future warranty costs are charged to cost of home closings in the period when the revenues from the related home closings are recognized. Costs are accrued based upon historical experience and generally range from .30% to .78% of the home’s sales price (see Note 14).

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

The table below presents a summary of our lots under option at December 31, 2005 (dollars in thousands):

				Option/Earnest Money Deposits
	Number of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Total specific performance options recorded on balance sheet as real estate not owned (1)	30	$1,464	$1,464	$496	$—

Option contracts not recorded on balance sheet – non-refundable deposits (1)	33,415	n/a	2,112,560	141,206	81,519
Purchase contracts not recorded on balance sheet – non-refundable deposits (1)	14,588	n/a	496,983	23,637	—
Purchase contracts not recorded on balance sheet – refundable deposits (2)	10,273	n/a	234,067	2,197	—
Total options not recorded on balance sheet	58,276	n/a	2,843,610	167,040	81,519
Total lots under option or contract	58,306		$2,845,074	$167,536	$81,519

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

As of December 31, 2005, our total investment in unconsolidated joint ventures of $88.7 million was primarily comprised of $28.5 million in our West Region and $59.4 million in our Central Region.  As of December 31, 2004, our total investment in unconsolidated joint ventures of $50.9 million was primarily comprised of $23.3 million in our West Region and $27.9 million in our Central Region.

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

NOTE 6 – SENIOR NOTES

Senior notes at December 31 consist of the following (in thousands):

	2005	2004
6.25% senior notes due 2015. At December 31, 2005, there was approximately $1.6 million in unamortized discount	$348,396	$—
7.0% senior notes due 2014. At December 31, 2005 and 2004, there was approximately $0.1 million in unamortized premium.	130,074	130,083
9.75% senior notes due 2011. At December 31, 2005 and 2004, there was approximately $0.1 million and $6.9 million in unamortized premium, respectively.	1,256	286,913
	$479,726	$416,996

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

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	Corporate	West	Central	East	Total
Balance at January 1, 2004	$1,323	$21,114	$53,208	—	$75,645
Goodwill acquired during the year	—	11,214	—	—	11,214
Increase due to earn-out agreements	—	2,147	—	—	2,147
Purchase accounting adjustment	—	1,561	908	—	2,469
Balance at December 31, 2004	1,323	36,036	54,116	—	91,475
Goodwill acquired during the year	—	—	—	37,802	37,802
Increase due to earn-out agreements	—	1,476	—	—	1,476
Purchase accounting adjustment	—	(117)	(73)	(341)	(531)
Balance at December 31, 2005	$1,323	$37,395	$54,043	$37,461	$130,222

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

See Note 11 for a summary of the allocation of the purchase price to acquired assets and liabilities.

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

Summary of stock option activity:

	Years Ended December 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of year:	2,901,030	$17.73	2,693,024	$11.37	2,636,700	$8.99
Granted	588,750	$60.40	880,500	$31.86	698,000	$16.33
Exercised	(617,298)	$11.33	(500,974)	$8.22	(504,196)	$5.05
Canceled	(73,200)	$26.03	(171,520)	$18.21	(137,480)	$14.08
Options outstanding at end of year	2,799,282	$27.90	2,901,030	$17.73	2,693,024	$11.37

Options exercisable at end of year	961,130		855,708		717,710

Price range of options exercised	$1.41 - $36.91		$2.50 - $26.24		$1.41 - $19.30

Price range of options outstanding	$1.41 - $81.96		$1.41 - $44.29		$1.41 - $26.244

Total shares reserved at end of year	3,289,872		3,907,170		2,808,104

Stock options outstanding at December 31, 2005, were:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.41 - $10.00	627,514	1.4 years	$7.02	521,314	$6.98
$15.00 - $27.00	850,384	4.0 years	$17.71	325,916	$18.13
$30.00 - $45.00	743,634	5.3 years	$31.88	113,900	$31.89
$50.00 - $65.00	506,750	6.3 years	$58.60	—	$—
$66.00 - $82.00	71,000	6.7 years	$73.51	—	$—

	2,799,282	4.7 years	$27.90	961,130	$13.72

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

NOTE 11 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The 2005 acquisitions of Greater Homes and Colonial Homes (East Region) and the 2004 acquisition of Citation Homes (West Region) resulted in the following changes in assets and liabilities (in thousands):

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

NOTE 13 – OPERATING AND REPORTING SEGMENTS (AS RESTATED)

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2005, management determined that the notes to the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to include revised and expanded reportable segments disclosures in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Historically, we have reported our six operating segments (the six states in which we are currently actively selling homes) as a single homebuilding segment, but have revised and restated our segment disclosure by aggregating our operating segments into three reportable segments: the West, Central and East regions, as further described below. Revenues in these segments are primarily derived from the sale of homes that we construct.  This restatement has no impact on our consolidated financial statements, related earnings per share amounts or cash flows.

As required by SFAS No. 131, the operating segments aggregating into each reporting segment have been determined to have similar economic characteristics such as: historical and projected future operating results, employment trends, land acquisition and land constraints, municipality behavior as well as meeting the other qualitative aggregation criteria.  The reportable homebuilding segments are aggregated as follows:

West:	California and Nevada
Central:	Texas, Arizona and Colorado
East:	Florida

Management’s evaluation of segment performance is based on segment operating income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment.  Each reportable segment follows the same accounting policies described in Note 1, “Business and Summary of Significant Accounting Policies.”  Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.  The following segment information is in thousands:

	Year Ended December 31,
	2005	2004	2003
Revenue (a):
West	$1,149,135	$769,085	$477,042
Central	1,667,305	1,270,919	993,959
East	184,662	—	—
Consolidated total	3,001,102	2,040,004	1,471,001

Operating Income:
West	247,809	127,407	70,431
Central	203,642	115,045	91,810
East	24,606	(100)	—
Segment Operating Income	476,057	242,352	162,241
Corporate and unallocated (b)	(54,160)	(29,666)	(16,557)
Earnings from unconsolidated entities, net	18,337	2,788	1,743
Other income, net	7,468	9,284	4,033
Loss on extinguishment of debt	(31,477)	—	—

Earnings before provision for income tax	$416,225	$224,758	$151,460

	At December 31,
	2005	2004
Assets:
West	$587,236	$367,028
Central	1,003,839	717,646
East	207,692	735
Corporate and unallocated (c)	172,590	179,985
Consolidated total	$1,971,357	$1,265,394

(a) Revenue includes the following land closing revenue, by segment (in thousands): 2005 - $4,156 in Central Region; 2004 - $20,185 in West Region and $4,077 in Central Region; 2003 - $8,100 in West Region and $920 in Central Region.

(b) Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the operating segments.

(c) Balance consists primarily of goodwill and intangibles and other corporate assets not allocated to the segments.

See additional segment discussions in Notes 4, 7 and 11 to these consolidated financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act as amended, is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.  One of our Co-Chief Executive Officers has resigned since the date this report was originally filed.

As discussed in Note 13 to the consolidated financial statements, this annual report on Form 10-K/A has been restated to include revised and expanded reportable segment disclosures in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”  In accordance with Exchange Act Rules 13a-15 and 15d-15, Meritage has re-evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that re-evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Meritage’s disclosure controls and procedures were effective. Meritage has considered the effects of the restatement discussed in Note 13 to the consolidated financial statements in arriving at this conclusion. Meritage does not believe the change in segment disclosure represents a material weakness in disclosure controls or internal control over financial reporting for a number of reasons.  The long-standing historical practice of most large, geographically diverse homebuilders has been to report homebuilding operations as one segment.  While the new disclosure represents a change in judgment as to the application of SFAS No. 131, management believes that Meritgate had a reasonable basis for its original segment presentation. The additional disclosure did not result in any change to our consolidated financial position or our results of operations and cash flow for any of the periods presented.  Also, our disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations have historically included extensive disclosure regarding performance of our various markets, including disclosures regarding differences in various geographic regions.

There were material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.  One of our Co-Chief Executive Officers has resigned since the date this report was originally filed.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 (October 31, 2006 as to the effects of the restatement discussed in Note 13) expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s restated segment disclosures.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

(i)	Financial Statements:
	(1)	Report of Deloitte & Touche LLP	35
	(2)	Report of KPMG LLP	36
	(3)

Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2005 and 2004 and related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005

			37-56

(ii)	Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(b)          Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.2 of Form S-3 Registration Statement No. 333-87398.

4.2	Indenture, dated May 30, 2001 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2001.

4.2.1	First Supplemental Indenture, dated September 20, 2001 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.1 of Form 10-K for the year ended December 31, 2002.

4.2.2	Second Supplemental Indenture, dated July 12, 2002 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2002.

4.2.3	Third Supplemental Indenture, dated October 21, 2002 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.3 of Form 10-K for the year ended December 31, 2002.

4.2.4	Fourth Supplemental Indenture, dated February 19, 2003 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.4 of Form 10-K for the year ended December 31, 2002.

4.2.5	Fifth Supplemental Indenture, dated August 22, 2003 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.5 of Form S-4 Registration Statement No. 333-109933.

4.2.6	Sixth Supplemental Indenture, dated May 14, 2004 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.6 of Form S-4 Registration Statement 333-115610.

4.2.7	Seventh Supplemental Indenture, dated December 20, 2004 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.7 of Form 10-K for the year ended December 31, 2004.

Exhibit Number	Description	Page or Method of Filing
4.2.8	Eighth Supplemental Indenture, dated March 10, 2005 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.8 of Form 10-K for the year ended December 31, 2004.

4.3	Indenture, dated April 21, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended March 31, 2004.

4.3.1	First Supplemental Indenture, dated May 14, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.1 of Form S-4 Registration Statement No. 333-115610.

4.3.2	Second Supplemental Indenture, dated December 20, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2004.

4.3.3	Third Supplemental Indenture, dated April 18, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.3 of Form S-4 Registration Statement No. 333-123661.

4.3.4	Fourth Supplemental Indenture, dated September 22, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended September 30, 2005.

4.4	Indenture dated March 10, 2005 (re 6¼% Senior Notes due 2015) and form of 6¼% Senior Notes due 2015	Incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2004.

4.4.1	First Supplemental Indenture, dated April 18, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1.1 of Form S-4 Registration Statement No. 333-123661.

4.4.2	Second Supplemental Indenture, dated September 22, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarterly period ended September 30, 2005.

10.1	Master Transaction Agreement, dated February 9, 2005, by and among the Company, Meritage Homes of Florida, Inc., Colonial Homes, Inc., Colonial Shores, LLC and The Colonial Company **	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated February 9, 2005.

10.2	Stock Purchase Agreement, dated August 24, 2005, by and among Meritage Homes of Florida, Inc. and the stockholders of Greater Homes, Inc. **	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended September 30, 2005.

10.2.1	First Amendment to Stock Purchase Agreement dated September 1, 2005, by and among Meritage Homes of Florida, Inc. and the stockholders of Greater Homes, Inc.	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2005.

10.3	Credit Agreement dated December 12, 2002	Incorporated by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2002.

10.3.1	First Amendment to Credit Agreement, dated September 8, 2003	Incorporated by reference to Exhibit 10.1.1 of Form S-4 Registration Statement No. 333-109933.

10.3.2	Second Amendment to Credit Agreement, dated December 3, 2003	Incorporated by reference to Exhibit 10.1.2 of Form 10-K for the year ended December 31, 2003.

10.3.3	Third Amendment to Credit Agreement, dated April 20, 2004	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended March 31, 2004.

10.3.4	Fourth Amendment to Credit Agreement, dated October 28, 2004	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2004.

Exhibit Number	Description	Page or Method of Filing
10.3.5	Fifth Amendment to Credit Agreement, dated December 23, 2004	Incorporated by reference to Exhibit 10.1 of Form 8-K dated December 30, 2004.

10.3.6	Sixth Amendment to Credit Agreement, dated April 29, 2005	Incorporated by reference to Exhibit 10.1 of Form 8-K dated April 29, 2005.

10.3.7	Commitment Increase Agreement, dated November 18, 2005.	Incorporated by reference to Exhibit 10.1 of Form 8-K dated November 18, 2005.

10.3.8	Seventh Amendment to Credit Agreement, dated December 20, 2005.	Incorporated by reference to Exhibit 10.1 of Form 8-K dated December 20, 2005.

10.4	2001 Annual Incentive Plan*	Incorporated by reference to Exhibit B of the Proxy Statement for the 2001 Annual Meeting of Stockholders.

10.5	Amended Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.5.1	Representative Form of Meritage Qualified Stock Option Agreement *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2004.

10.5.2	Representative Form of Meritage Non-Qualified Stock Option Agreement *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2004.

10.6	Representative Form of Employment Agreement between the Company and Steven J. Hilton and John R. Landon *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 8, 2003.

10.6.1	Revised Amendment to Employment Agreements between the Company and Steven J. Hilton and John R. Landon *	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2004.

10.6.2	First Amendment to Employment Agreement between the Company and John R. Landon *	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2005.

10.6.3	First Amendment to Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 30, 2005.

10.7	Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.7 of Form S-4 Registration Statement No. 333-109933.

10.7.1	Amendment to Employment Agreement between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2004.

10.8	Representative Form of Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton and John R. Landon*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated July 8, 2003.

10.9	Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.8 of Form S-4 Registration Statement No. 333-109933.

10.10	Change of Control Agreement between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.6 of Form 10-Q/A for the quarterly period ended March 31, 2000.

10.11	Deferred Bonus Agreement – 2002 Award Year- between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description	Page or Method of Filing
10.12	Deferred Bonus Agreement – 2003 Award Year – between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period dated March 31, 2004.

10.13	Deferred Bonus Agreement – 2002 Award Year- between the Company and Richard T. Morgan*	Incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2002.

10.14	Deferred Bonus Agreement – 2003 Award Year – between the Company and Richard T. Morgan *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended March 31, 2004.

10.15	Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2005.

10.16	Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2005.

10.17	Deferred Bonus Agreement – 2004 Award Year – between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended March 31, 2005.

10.18	Deferred Bonus Agreement – 2004 Award Year – between the Company and Richard T. Morgan *	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended March 31, 2005.

10.19	Offer of Employment Letter from the Company to Sandra R.A. Karrmann	Previously filed.

10.20	Change of Control agreement between the Company and Sandra R.A. Karrmann	Previously filed.

14	Code of Ethics	Previously filed.

21	List of Subsidiaries	Previously filed.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of KPMG LLP	Filed herewith.

24	Powers of Attorney	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of October 2006.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ STEVEN J. HILTON
Steven J. Hilton
Chairman and Chief Executive Officer

By	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer

Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K/A below:

Signature		Title	Date

/s/	STEVEN J. HILTON	Chairman and	October 31, 2006
	Steven J. Hilton	Chief Executive Officer

/s/	LARRY W. SEAY	Chief Financial Officer	October 31, 2006
	Larry W. Seay	Executive Vice President
(Principal Financial Officer)

/s/	VICKI L. BIGGS	Controller and	October 31, 2006
	Vicki L. Biggs	Chief Accounting Officer
(Principal Accounting Officer)

/s/	PETER L. AX *	Director	October 31, 2006
Peter L. Ax

/s/	RAYMOND OPPEL *	Director	October 31, 2006
Raymond Oppel

/s/	ROBERT G. SARVER *	Director	October 31, 2006
Robert G. Sarver

/s/	RICHARD T. BURKE, SR. *	Director	October 31, 2006
Richard T. Burke, Sr.

/s/	GERALD W. HADDOCK *	Director	October 31, 2006
Gerald W. Haddock

/s/	LARRY W. SEAY
*as Attorney-in-fact