Form 10-Q/A
period 2006-03-31
Meritage Homes CORP
filed 2006-11-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Yes ☐       No ☒

Common shares outstanding as of October 30, 2006: 26,121,016.

MERITAGE HOMES CORPORATION
FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2006

Explanatory Note

This quarterly report on Form 10-Q/A is filed for the purpose of restating Note 12 in the Notes to Condensed Consolidated Financial Statements for the quarters ended March 31, 2006 and 2005, which includes expanded reportable segment footnote disclosure related to our homebuilding operations.  The restatement has no impact on our consolidated balance sheets as of March 31, 2006 and December 31, 2005, or our consolidated statements of earnings and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of stockholders’ equity for the quarters ended March 31, 2006 and 2005.  Conforming changes have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 and our Controls and Procedures discussion in Part I, Item 4 of this Form 10-Q/A.  See Note 12 in the Notes of Condensed Consolidated Financial Statements for further information relating to the restatement.  This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

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
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation and certain prior year amounts have been reclassified to conform to our current year financial statement presentation.  In our condensed consolidated statement of cash flows for the three months ended March 31, 2005, we changed the classification of distribution of earnings from unconsolidated entities to present such changes as an operating activity. We previously presented such changes as an investing activity.  In the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2005, this reclassification resulted in a $3.0 million increase to operating cash flows and a corresponding decrease to investing cash flows from the amounts previously reported.  In our condensed consolidated statements of earnings for the three months ended March 31, 2005, we reclassified $2.0 million in expenses from other income, net to general and administrative expenses to conform to the current year presentation. These financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2005.

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

The table below presents a summary of our lots under option or contract at March 31, 2006 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash	Letters of Credit

Option contracts not recorded on balance sheet — non-refundable deposits (1)	31,553	$ 2,057,342	$ 133,713	$ 85,666
Purchase contracts not recorded on balance sheet — non-refundable deposits (1)	13,861	512,098	25,658	749
Purchase contracts not recorded on balance sheet — refundable deposits (2)	7,884	240,962	4,249	—
Total lots under option or contract not recorded on balance sheet	53,298	$ 2,810,402	$ 163,620	$ 86,415

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

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	March 31,	December 31,
	2006	2005
Assets:
Cash	$ 10,405	$ 10,337
Real estate	576,374	524,775
Other assets	17,935	22,373
Total assets	$ 604,714	$ 557,485

Liabilities and equity:
Accounts payable and other liabilities	$ 45,694	$ 32,244
Notes and mortgages payable	330,892	299,498
Equity of:
Meritage	62,400	72,362
Others	165,728	153,381
Total liabilities and equity	$ 604,714	$ 557,485

	Three Months Ended March 31,
	2006	2005

Revenues	$27,128	$30,668
Costs and expenses	(9,227)	(20,830)
Net earnings of unconsolidated entities	$17,901	$ 9,838
Meritage’s share of pre-tax earnings *	$ 6,279	$ 4,461

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

As of March 31, 2006, our total investment in unconsolidated joint ventures of $79.0 million was primarily comprised of $27.3 million in our West Region, $50.9 million in our Central Region and $0.1 million in our East Region.  As of December 31, 2005, our total investment in unconsolidated joint ventures of $88.7 million was primarily comprised of $28.5 million in our West Region and $59.4 million in our Central Region.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
$600 million unsecured revolving credit facility maturing May 2009 with extension provisions, and interest payable monthly approximating LIBOR (approximately 4.98% at March 31, 2006) plus 1.7% or Prime	$131,100	$ 72,600

Model home lease program, with interest in the form of lease payments payable monthly approximating 7.25% at March 31, 2006	37,093	39,336

Other borrowings, acquisition and development financing	453	462

Total loans payable and other borrowings	$168,646	$112,398

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

NOTE 6 - SENIOR NOTES

Senior notes consist of the following (in thousands):

	March 31, 2006	December 31, 2005
6.25% senior notes due 2015. At both March 31, 2006, and December 31, 2005, there was approximately $1.6 million in unamortized discount.	$ 348,440	$ 348,396
7.0% senior notes due 2014. At both March 31, 2006, and December 31, 2005, there was approximately $0.1 million in unamortized premium	130,072	130,074
9.75% senior notes due 2011. At both March 31, 2006, and December 31, 2005, there was approximately $0.1 million in unamortized premium.	1,255	1,256
	$ 479,767	$ 479,726

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2006, follow (in thousands):

	Corporate	West	Central	East	Total
Balance at December 31, 2005	$ 1,323	$ 37,395	$ 54,043	$ 37,461	$130,222
Tax benefit of amortization of excess tax basis	—	(18)	(30)	(93)	(141)
Balance at March 31, 2006	$ 1,323	$ 37,377	$ 54,013	$ 37,368	$130,081

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

NOTE 8 - EARNINGS PER SHARE

Basic and diluted earnings per common share are presented in conformity with SFAS No. 128, “Earnings Per Share”.  The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005

Basic average number of shares outstanding	26,974	26,218

Effect of dilutive securities:
Options to acquire common stock	902	1,966

Diluted average shares outstanding	27,876	28,184

Net earnings	$79,736	$24,196

Basic earnings per share	$ 2.96	$ .92

Diluted earnings per share	$ 2.86	$ .86

Antidilutive stock options not included in the calculation of diluted earnings per share	597	—

NOTE 9 - STOCK-BASED COMPENSATION

In the first quarter of 2006, we adopted SFAS 123R, Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation.  Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.  As a result, in periods prior to fiscal year 2006, no compensation expense was recognized for stock options granted to employees because we did not grant stock options with exercise prices below the market price of the underlying stock on the date of the grant.

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

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The February 2005 acquisition of Colonial Homes (East Region) resulted in the following changes in assets and liabilities (in thousands):

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

NOTE 12 - OPERATING AND REPORTING SEGMENTS

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2006, management determined that the notes to the consolidated financial statements for the quarters ending March 31, 2006 and 2005 should be restated to contain revised and expanded reportable segments disclosures in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  Historically, we have reported our six operating segments (the six states in which we are currently actively selling homes) as a single homebuilding segment, but have revised and restated our segment disclosure by aggregating our operating segments into three reportable segments: the West, Central and East regions, as further described below.  Revenues in these segments are primarily derived from the sale of homes that we construct.  This restatement has no impact on our condensed consolidated financial statements, related earnings per share amounts or cash flows.

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

West:       California and Nevada

Central: Texas, Arizona and Colorado

East:       Florida

Management’s evaluation of segment performance is based on segment operating income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment.  Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation”, to the consolidated financial statements in our 2005 Annual Report on Form 10-K/A.  Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.  The following segment information is in thousands:

	Three Months Ended March 31,
	2006	2005
Revenue (a):
West	$321,039	$225,676
Central	451,930	310,131
East	74,302	15,361
Consolidated total	847,271	551,168

Operating income:
West	64,124	45,514
Central	69,076	26,598
East	9,767	2,139
Segment operating income	142,967	74,251
Corporate and unallocated (b)	(19,675)	(10,351)
Earnings from unconsolidated entities, net	5,588	3,378
Other income, net	1,911	2,723
Loss on extinguishment of debt	—	(31,280)

Earnings before provision for income tax	$130,791	$38,721

	At March 31, 2006	At December 31, 2005
Assets:
West	$593,728	$587,236
Central	1,090,484	1,003,839
East	184,722	207,692
Corporate and unallocated (c)	174,892	172,590
Consolidated total	$2,043,826	$1,971,357

(a)          Revenue includes the following land closing revenue, by segment (in thousands): 2006 - $897 in Central Region; 2005 - $221 in Central Region.

(b)          Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the operating segments.

(c)           Balance consists primarily of goodwill and intangibles and other corporate assets not allocated to the segments.

See additional segment discussions in Notes 4, 7 and 11.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion gives effect to the restatement discussed in Note 12 to the condensed consolidated financial statements.

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

Our sales value of homes ordered declined slightly compared to the record breaking period from a year ago.   Overall, our sales orders in the first three months of fiscal 2006 have been strong in Texas, helping to offset moderating sales in some of our other markets.   Average sales prices on homes ordered have continued to climb in the Central Region while decreasing in the West and East Regions.  We believe these results demonstrate the benefits of our diversification strategy that has taken us from operations in seven markets in three states four years ago to 14 markets in six states at March 31, 2006.  This strategy has extended our reach with a 26% increase in the number of communities in which we actively sell homes to 185 from the same period last year.   It is our expectation that price appreciation in our markets that experienced robust sales activity in 2005 will moderate and we expect the home order rate to return to more normal levels in 2006 and beyond.  In the first quarter of 2006, our cancellation rate on sales orders has increased to approximately 28% from 20% in the same period a year ago, which has resulted in a modest increase in the percentage of unsold homes recorded on our balance sheet.  Consequently, we may use various incentive and discount offerings to reduce the amount of unsold homes.  We believe our experiences in these markets are consistent with the overall trends in the homebuilding industry.  Looking beyond 2006, based on current market conditions, we do not believe we will sustain the revenue growth rates that we achieved during the last several years and expect our revenue in 2007 to be flat or up 5-10% compared to anticipated 2006 results.  If these trends continue or worsen, it could adversely impact our results or projections.

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

Results of Operations — Segment Analysis

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

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended March 31,
	2006	2005
Total
Dollars	$846,374	$550,947
Homes closed	2,528	1,787
Average sales price	$334.8	$308.3
West Region
California
Dollars	$246,883	$194,487
Homes closed	423	345
Average sales price	$583.6	$563.7
Nevada
Dollars	$74,156	$31,189
Homes closed	189	88
Average sales price	$392.4	$354.4
West Region Totals
Dollars	$321,039	$225,676
Homes closed	612	433
Average sales price	$524.6	$521.2
Central Region
Arizona
Dollars	$225,859	$153,955
Homes closed	736	599
Average sales price	$306.9	$257.0
Texas
Dollars	$219,084	$155,955
Homes closed	952	717
Average sales price	$230.1	$217.5
Colorado
Dollars	$6,090	$ n/a
Homes closed	16	n/a
Average sales price	$380.6	$ n/a
Central Region Totals
Dollars	$451,033	$309,910
Homes closed	1,704	1,316
Average sales price	$264.7	$235.5
East Region
Florida *
Dollars	$74,302	$15,361
Homes closed	212	38
Average sales price	$350.5	$404.2

*                    Results for Florida for the quarter ended March 31, 2005, do not include Greater Homes, acquired in September 2005, and only include Colonial Homes since acquisition in February 2005.

Companywide.  Home closing revenue increased 54% to $846.4 million in the first quarter of 2006 from $550.9 million in the same period last year. Average selling prices on homes closed rose 9% to $334,800 for the quarter ended March 31, 2006 compared to $308,300 a year ago coupled with a 41% increase in the number of homes closed to 2,528 from 1,787 in the prior year.  The primary factors leading to these increases were the strong order activity experienced in 2005 and a greater portion of closings coming from markets with higher average selling prices, particularly those in our West and East Regions.

West.  The West Region experienced a 179 unit, or 41%, increase in homes closed for the quarter ended March 31, 2006 as compared to March 31, 2005, which was the primary factor for the $95.4 million increase in home closing revenue to $321.0 million.  Despite some softening demand in California, which resulted in increased cancellations, home closing revenue increased 27% to $246.9 million in the first quarter of 2006 on 423 homes closed, an increase of 23% compared to a year ago. In Nevada, home closing revenue increased to $74.2 million on 189 homes closed, increases of 138% and 115%, respectively, due in large part to communities that opened for sales in late 2004 which are now delivering homes.

Central.  Home closings increased $141.1 million to $451.0 million for the three months ended March 31, 2006 when compared to the prior year, due to the 29% increase in homes closed and 12% increase in average sales price.  With a 44% increase in active communities, Arizona generated $225.9 million in home closing revenue on 736 homes closed with an average selling price of $306,900, increases of 47%, 23% and 19%, respectively, compared to the same period last year.  In the Texas market, we believe a sound underlying economy and a 11% increase in active communities contributed to our strong performance in that market for the quarter ended March 31, 2006 with 952 homes closed compared to 717 for the same period in 2005, resulting in $219.1 million in home closing revenue, an increase of 40%.

East.  The East Region accounted for approximately 20% of our overall increase in home closing revenue in the first quarter of 2006, reflecting a full quarter of closings in 2006 from our 2005 acquisitions of Colonial Homes and Greater Homes in Florida and our start-up operation in Orlando.  These items contributed to a year-over-year increase in our community count in the East Region from 6 to 15 at March 31, 2006.

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

Home Orders

	Three Months Ended March 31,
	2006	2005
Total
Dollars	$832,618	$881,346
Homes ordered	2,590	2,639
Average sales price	$321.5	$334.0
West Region
California
Dollars	$137,356	$288,206
Homes ordered	237	474
Average sales price	$579.6	$608.0
Nevada
Dollars	$49,408	$46,856
Homes ordered	129	129
Average sales price	$383.0	$363.2
West Region Totals
Dollars	$186,764	$335,062
Homes ordered	366	603
Average sales price	$510.3	$555.7
Central Region
Arizona
Dollars	$259,810	$272,849
Homes ordered	733	925
Average sales price	$354.4	$295.0
Texas
Dollars	$315,147	$212,601
Homes ordered	1,312	973
Average sales price	$240.2	$218.5
Colorado
Dollars	$16,994	$ n/a
Homes ordered	42	n/a
Average sales price	$404.6	$ n/a
Central Region Totals
Dollars	$591,951	$485,450
Homes ordered	2,087	1,898
Average sales price	$283.6	$255.8
East Region
Florida *
Dollars	$53,903	$60,834
Homes ordered	137	138
Average sales price	$393.5	$440.8

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

West.  The value of homes ordered for the quarter ended March 31, 2006 decreased $148.3 million, primarily as a result of the 39% decline in units of homes closed.  In California, we took orders for 237 homes valued at $137.4 million, significant decreases of 50% and 52%, respectively, compared to the first quarter of 2005.  The average sales price of homes ordered decreased moderately in California year-over-year by 5% to $579,600.  In Nevada, we took orders for the same number of units with a 5% increase in average sales prices.

Central.   For the three months ended March 31, 2006, the Central Region took orders for 2,087 homes, a 10% increase from the comparable quarter of the prior year.  This increase led to the $106.5 million increase in the value of homes ordered.  In Arizona, a decrease in the number of homes ordered of 21% was partially offset by a 20% increase in average selling prices, yielding a 5% decline in sales order value.  In Texas, we believe favorable economic conditions contributed to orders for 1,312 homes valued at $315.1 million for the quarter ended March 31, 2006, increases of 35% and 48%, respectively, compared to the same time period last year. An additional factor in our order increase in Texas is our product line expansion into entry-level and semi-custom luxury markets.

East.  During the first quarter of 2006, we experienced moderating sales in our East Region with increased cancellation rates and a decline in average selling price of 11%.  We have an additional nine communities in our East Region at March 31, 2006 compared to the same period last year, primarily due to our 2005 acquisitions of Colonial Homes and Greater Homes, which partially offset softening market conditions.

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

Order Backlog

	At March 31,
	2006	2005
Total
Dollars	$2,167,844	$1,781,196
Homes in backlog	6,456	5,627
Average sales price	$335.8	$316.5
West Region
California
Dollars	$311,437	$484,990
Homes in backlog	528	824
Average sales price	$589.8	$588.6
Nevada
Dollars	$101,652	$94,870
Homes in backlog	289	278
Average sales price	$351.7	$341.3
West Region Totals
Dollars	$413,089	$579,860
Homes in backlog	817	1,102
Average sales price	$505.6	$526.2
Central Region
Arizona
Dollars	$872,653	$656,281
Homes in backlog	2,424	2,317
Average sales price	$360.0	$283.2
Texas
Dollars	$605,528	$369,736
Homes in backlog	2,533	1,741
Average sales price	$239.1	$212.4
Colorado
Dollars	$22,726	$ n/a
Homes in backlog	58	n/a
Average sales price	$391.8	$ n/a
Central Region Totals
Dollars	$1,500,907	$1,026,017
Homes in backlog	5,015	4,058
Average sales price	$299.3	$252.8
East Region
Florida *
Dollars	$253,848	$175,319
Homes in backlog	624	467
Average sales price	$406.8	$375.4

*                    Results for Florida for the quarter ended March 31, 2005, do not include Greater Homes, acquired in September 2005.

Companywide.  Our backlog represents net sales contracts that have not closed. Our backlog was $2.2 billion at March 31, 2006, an increase of 22% compared to $1.8 billion at March 31, 2005, and was comprised of 6,456 homes, a 15% increase compared to a year ago. Our homes in backlog at March 31, 2006 had an average sales price of $335,800, an increase of 6% compared to $316,500 at the same time a year ago. These increases are primarily due to the strong demand for our homes we experienced in 2005 in many of our markets on homes we have yet to deliver.

West.  Our West Region had an ending backlog of $413.1 million at March 31, 2006, a decrease of $166.8 million or 29% from March 31, 2005.  This decrease is due to the slow-down in California, where our backlog value and homes in backlog both decreased by 36% due to moderating demand and increases in cancellation rates, while in Nevada, the number of homes in backlog increased 4% and the value of those homes increased 7%.

Central.  The value of homes in backlog at March 31, 2006 increased $474.9 million, due to both a 24% increase in number of homes in backlog as well as an 18% increase in the average sales price of those homes.  In Arizona, the number of homes in backlog increased 5%, while the value of those homes increased 33%.  In Texas, the number of homes in backlog increased 45% to 2,533 from 1,741 at March 31, 2005 with an increase of 64% in the value of that backlog to $605.5 million.

East.  With our start-up division in Orlando and our 2005 acquisitions of Colonial Homes and Greater Homes, we ended the first quarter of 2006 in our East Region with 624 homes in backlog with a value of $253.8 million.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Home Closing Gross Profit

West — Dollars	$86,612	$59,434
West — Percent of home closing revenue	27.0%	26.3%

Central — Dollars	$110,783	$56,537
Central — Percent of home closing revenue	24.6%	18.2%

East — Dollars	$16,668	$3,354
East — Percent of home closing revenue	22.4%	21.8%

Total Dollars	$214,063	$119,325
Total Percent of home closing revenue	25.3%	21.7%

Home Closing Gross Profit.

Companywide.  Home closing gross profit represents home closing revenue less cost of home closings. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs, community common and recreation areas and landscaping, and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs. Home closing gross profit increased to 25.3% in the first quarter of 2006 from 21.7% in the same period a year ago. This increase was primarily due to pricing power in 2005. The increase also reflects a greater percentage of home closings from our higher margin markets and our ability to effectively manage our land and construction costs.

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

West.  Gross profit percentage in our West Region slightly increased to 27.0% for the quarter ended March 31, 2006, when compared to 26.3% a year ago.  This increase is due to the closings of homes ordered during 2005 and the favorable market conditions experienced at that time as discussed above.

Central.  The Central Region’s 24.6% gross profit percentage for the three months ended March 31, 2006 represents a 640 basis point increase over 18.2% in the three months ended March 31, 2005.  This increase is primarily attributed to a

19% increase in average sales price in Arizona for homes closed.  The average sales price increase in Arizona, without a corresponding increase in cost of homes, is attributed to the strong pricing power in 2005 at the time of the home orders.

East.  The East Region’s slight gross profit percentage increase to 22.4% in the quarter ended March 31, 2006 versus 21.8% in the prior year is primarily due to the continuing integration of this segment into the Company’s operations.

	Three Months Ended March 31,
	2006	2005
Commissions and Other Sales Costs
Dollars	$48,027	$31,471
Percent of home closing revenue	5.7%	5.7%

General and Administrative Costs
Dollars	$42,722	$23,963
Percent of total revenue	5.0%	4.3%

Income Taxes
Dollars	$51,055	$14,525
Percent of earnings before income taxes	39.0%	37.5%

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

Stock-Based Compensation.

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

Liquidity and Capital Resources.

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

Off-Balance Sheet Arrangements

Reference is made to Notes 1, 3 and 4 in the accompanying Notes to consolidated financial statements included in this Form 10-Q/A.  These notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

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

Forward-looking statements express expectations of future events.  All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected.  Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-

looking statements.  In addition, we undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated events or changes to projections over time.  As a result of these and other factors, our stock and note prices may fluctuate dramatically.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management with the participation of our co-chief executive officers and chief financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exhange Act”), as of the end of the period covered by this Form 10-Q/A (the “Evaluation Date”).  Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  One of our co-chief executive officers has resigned since the date this report was originally filed.

As discussed in Note 12 to the condensed consolidated financial statements, this quarterly report on Form 10-Q/A has been restated to include revised and expanded reportable segment disclosures in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  In accordance with the Exchange Act, Meritage has re-evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that re-evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Meritage had reasonable support for its original position and that the design and operation of these disclosure controls and procedures are still effective.  Meritage has considered the effects of the restatement discussed in Note 12 to the condensed consolidated financial statements in arriving at this conclusion.  Meritage does not believe the change in segment disclosure represents a material weakness in disclosure controls and procedures for a number of reasons.  The long standing historical practice of most large, geographically diverse homebuilders has been to report homebuilding operations as one segment.  While the new disclosure represents a change in judgment as to the application of SFAS No. 131, the additional disclosure did not result in any change to our consolidated financial position or our results of operations and cash flow for any of the periods presented.  Also, our disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations have historically included extensive disclosure regarding performance of our various markets, including disclosures regarding differences in various geographic regions.

During the fiscal quarter covered by this Form 10-Q/A, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004
3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
99.1	Item 1A. Risk Factors contained in Form 10-K for the year ended December 31, 2005	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of October 2006.

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