Form 10-Q/A
period 2006-06-30
Meritage Homes CORP
filed 2006-11-01
CIK 833079

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

MERITAGE HOMES CORPORATION

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2006

Explanatory Note

                This quarterly report on Form 10-Q/A is filed for the purpose of restating Note 13 in the Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 and 2005, which includes expanded reportable segment footnote disclosure related to our homebuilding operations.  The restatement has no impact on our consolidated balance sheets as of June 30, 2006 and December 31, 2005, or our consolidated statements of earnings and related earnings per share amounts, consolidated statements of cash flows or our consolidated statements of stockholders’ equity for the three and six months ended June 30, 2006 and 2005.  Conforming changes have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 and our Controls and Procedures discussion in Part I, Item 4 of this Form 10-Q/A.  See Note 13 in the Notes of Condensed Consolidated Financial Statements for further information relating to the restatement.  This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

MERITAGE HOMES CORPORATION

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2006

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

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

As of June 30, 2006, our total investment in unconsolidated joint ventures of $87.3 million was primarily comprised of $27.3 million in our West Region, $59.4 million in our Central Region and $0.2 million in our East Region.  As of December 31, 2005, our total investment in unconsolidated joint ventures of $88.7 million was primarily comprised of $28.5 million in our West Region and $59.4 million in our Central Region.

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

NOTE 6 - SENIOR NOTES

Senior notes consist of the following (in thousands):

	June 30, 2006	December 31, 2005
6.25% senior notes due 2015. At June 30, 2006, and December 31, 2005, there was approximately $1.5 and $1.6 million, respectively, in unamortized discount	$348,484	$348,396
7.0% senior notes due 2014. At both June 30, 2006, and December 31, 2005, there was approximately $0.1 million in unamortized premium	130,069	130,074
9.75% senior notes due 2011	—	1,256
	$478,553	$479,726

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2006, follow (in thousands):

	Corporate	West	Central	East	Total

Balance at December 31, 2005	$1,323	$37,395	$54,043	$37,461	$130,222
Tax benefit of amortization of excess tax basis	—	(37)	(59)	(186)	(282)
Balance at June 30, 2006	$1,323	$37,358	$53,984	$37,275	$129,940

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

	Six Months Ended June 30,
	2006	2005
Expected volatility	46 – 48%	52%
Expected dividends	0%	0%
Expected term (in years)	4.80 – 5.85	7
Risk-free interest rate	5.04 – 5.05%	4.43%
Weighted average grant date fair value of options granted	$25.63	$34.44

A summary of option activity under the Plans as of June 30, 2006, and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	2,799,282	$27.90
Granted	587,000	$53.99
Exercised	(753,326)	$13.86
Forfeited or expired	(173,800)	$31.67
Outstanding at June 30, 2006	2,459,156	$38.16	4.81	$33,432
Exercisable at June 30, 2006	874,654	$25.76	3.26	$20,554

A summary of the status of the Company’s restricted stock as of June 30, 2006 is presented below:

Restricted Stock	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at January 1, 2006	—	$—
Granted	34,886	57.33
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	34,886	$57.33

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

NOTE 12 — OTHER EVENTS

On May 17, 2006, John R. Landon, the Company’s Co-CEO, resigned.  In connection with Mr. Landon’s departure, both his employment and change of control agreement terminated (other than certain provisions in the Employment Agreement that survive termination).  Under the terms of the Employment Agreement, subject to his compliance with certain restrictive covenants and other requirements therein, Mr. Landon is entitled to a payment of $10,000,000, payable in equal monthly installments over the course of 24 months, and acceleration of the vesting of all outstanding stock options that were granted to him after the effective date of the employment agreement, which was July 1, 2003.  During the quarter ended June 30, 2006, the Company expensed approximately $10.0 million related to the obligations owed to Mr. Landon pursuant to the terms of his employment agreement and also recorded stock-based compensation expense of approximately $2.3 million related to the accelerated vesting of certain of his outstanding stock options.  On June 12, 2006, the Company entered into a Stock Purchase Agreement with Mr. Landon, pursuant to which the Company acquired 1,000,000 shares of the Company’s common stock from Mr. Landon at a price of $52.19 per share, or an aggregate purchase price of $52.2 million.

NOTE 13 — OPERATING AND REPORTING SEGMENTS (AS RESTATED)

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006, management determined that the notes to the consolidated financial statements for the three and six months ended June 30, 2006 and 2005 should be restated to contain revised and expanded reportable segments disclosures in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”.  Historically, we have reported our six operating segments (the six states in which we are currently actively selling homes) as a single homebuilding segment, but have revised and restated our segment disclosure by aggregating our operating segments into three reportable segments: the West, Central and East regions, as further described below.  Revenues in these segments are derived primarily from the sale of homes that we construct.  This restatement has no impact on our condensed consolidated financial statements, related earnings per share amounts or cash flows.

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

Management’s evaluation of segment performance is based on segment operating income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment.  Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation,” to the consolidated financial statements in our 2005 Annual Report on Form 10-K/A.  Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.  The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue (a):
West	$288,691	$253,905	$609,730	$479,581
Central	556,483	380,125	1,008,413	690,256
East	69,486	19,541	143,788	34,902
Consolidated total	914,660	653,571	1,761,931	1,204,739

Operating income:
West	41,396	56,492	105,519	102,005
Central	90,562	41,791	159,637	68,389
East	9,118	2,400	18,884	4,540

Segment operating income	141,076	100,683	284,040	174,934
Corporate and unallocated (b)	(24,651)	(10,059)	(44,323)	(20,410)
Earnings from unconsolidated entities, net	5,251	2,053	10,839	6,514
Other income, net	3,474	2,316	5,385	3,956
Loss on extinguishment of debt	—	(197)	—	(31,477)

Earnings before provision for income tax	$125,150	$94,796	$255,941	$133,517

	At June 30, 2006	At December 31, 2005
Assets
West	$615,277	$587,236
Central	1,136,838	1,003,839
East	171,316	207,692
Corporate and unallocated (c)	204,921	172,590
Consolidated total	$2,128,352	$1,971,357

(a)  Revenue includes the following land closing revenue, by segment (in thousands):  three months ended June 30, 2006 - $11,474 in West Region and $335 in Central Region; three months ended June 30, 2005 - $1,788 in Central Region; six months ended June 30, 2006 - $11,474 in West Region and $1,232 in Central Region; six months ended June 30, 2005 - $2,009 in Central Region.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion gives effect to the restatement discussed in Note 13 to the condensed condoliated financial statement.

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

Our strong second quarter 2006 revenue and net income are the result of closing orders taken mostly during the robust housing markets in 2005.  As a result of these market conditions, we benefited from pricing power, which resulted in our home closing gross margin for the second quarter of 2006 increasing to 24.3% from 23.4% in the same period last year.  We began experiencing slowdowns in our West Region in the fourth quarter of 2005, which continued through the second quarter of 2006.  Beginning in the first quarter of 2006 and continuing through the second quarter, our Central and East Regions have also experienced moderating demand as these markets pull back from a record-setting environment in 2004 and 2005, resulting in a decline in orders in these higher-margin markets, while demand in Texas remained strong.  This change has caused a significant shift in the mix of home orders during the first six months of 2006, with a higher percentage coming from Texas, where we historically achieve a lower margin than in many of our markets that are currently softening.   Based on these conditions, we expect our home closing gross margins to trend lower in the remainder of 2006 and throughout 2007.

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

Results of Operation – Segment Analysis

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

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total
Dollars	$902,851	$651,783	$1,749,225	$1,202,730
Homes closed	2,722	2,095	5,250	3,882
Average sales price	$331.7	$311.1	$333.2	$309.8
West Region
California
Dollars	$208,111	$228,412	$454,994	$422,899
Homes closed	361	379	784	724
Average sales price	$576.5	$602.7	$580.3	$584.1
Nevada
Dollars	$69,106	$25,493	$143,262	$56,682
Homes closed	172	66	361	154
Average sales price	$401.8	$386.3	$396.8	$368.1
West Region Totals
Dollars	$277,217	$253,905	$598,256	$479,581
Homes closed	533	445	1,145	878
Average sales price	$520.1	$570.6	$522.5	$546.2
Central Region
Arizona
Dollars	$290,124	$194,108	$515,983	$348,063
Homes closed	888	745	1,624	1,344
Average sales price	$326.7	$260.5	$317.7	$259.0
Texas
Dollars	$252,386	$184,229	$471,470	$340,184
Homes closed	1,075	856	2,027	1,573
Average sales price	$234.8	$215.2	$232.6	$216.3
Colorado
Dollars	$13,638	n/a	$19,728	n/a
Homes closed	37	n/a	53	n/a
Average sales price	$368.6	n/a	$372.2	n/a
Central Region Totals
Dollars	$556,148	$378,337	$1,007,181	$688,247
Homes closed	2,000	1,601	3,704	2,917
Average sales price	$278.1	$236.3	$271.9	$235.9
East Region
Florida *
Dollars	$69,486	$19,541	$143,788	$34,902
Homes closed	189	49	401	87
Average sales price	$367.7	$398.8	$358.6	$401.2

*                                         Results for Florida for the three and six months ended June 30, 2005, do not include Greater Homes, which was acquired in September 2005, and include Colonial Homes since acquisition in February 2005.

Companywide.  Home closing revenue for the quarter ended June 30, 2006 increased 39% to $902.9 million from $651.8 million at the same time period a year ago as a result of a 30% increase in homes closed to 2,722.  The home closing increase is primarily due to strong demand that drove order activity and pricing power during the last half of 2005.

West.  The West Region closed the quarter ended June 30, 2006 with $277.2 million in home closing revenue, an increase of $23.3 million over the prior year’s comparable quarter.  This increase was due entirely to our Nevada operations, where a 161% increase in homes closed contributed to a $43.6 million increase in home closing revenue, which was partially offset by the decline of home closing revenue in California of $20.3 million.  Due to the softening of demand for our homes in parts of the West Region, which began in the fourth quarter of 2005, our home closing revenue and number of homes closed have decreased compared to the same period a year ago.

Central.  The Central Region experienced a $177.8, or 47%, increase in home closing revenue for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.  The increase was due to an increase in homes closed of 25%, compounded by an average sales price increase of 18% for the quarter ended June 30, 2006, as compared to the same quarter of the prior year.  In Texas, we closed 1,075 homes, an increase of 26%, compared to the same period last year, with a 37% increase in home closing revenue to $252.4 million from $184.2 million.  Home closing revenue in Arizona increased 49% to $290.1 million due to strong pricing power when those home orders were taken.

East.  In the East Region, we posted large increases in both the number of homes closed and home closing revenue primarily due to the September 2005 acquisition of Greater Homes in Orlando and the maturing of our start-up operation in Orlando.

Based on the trends previously discussed, we expect that during the remainder of 2006 and continuing into 2007, we will experience a shift in the mix of home closings that will result in lower average sales prices resulting from a greater percentage of closings in Texas, which is our lowest-priced market, and a lower percentage of closings in higher-priced markets, such as those in our West and East Regions.

Home Orders

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total
Dollars	$694,360	$1,005,611	$1,526,978	$1,886,957
Homes ordered	2,116	2,931	4,706	5,570
Average sales price	$328.1	$343.1	$324.5	$338.8
West Region
California
Dollars	$161,857	$320,027	$299,213	$608,233
Homes ordered	291	563	528	1,037
Average sales price	$556.2	$568.4	$566.7	$586.5
Nevada
Dollars	$33,241	$80,788	$82,649	$127,644
Homes ordered	82	221	211	350
Average sales price	$405.4	$365.6	$391.7	$364.7
West Region Totals
Dollars	$195,098	$400,815	$381,862	$735,877
Homes ordered	373	784	739	1,387
Average sales price	$523.1	$511.2	$516.7	$530.6
Central Region
Arizona
Dollars	$165,475	$313,146	$425,285	$585,995
Homes ordered	457	973	1,190	1,898
Average sales price	$362.1	$321.8	$357.4	$308.7
Texas
Dollars	$293,439	$243,490	$608,586	$456,091
Homes ordered	1,170	1,067	2,482	2,040
Average sales price	$250.8	$228.2	$245.2	$223.6
Colorado
Dollars	$7,652	$3,022	$24,646	$3,022
Homes ordered	22	8	64	8
Average sales price	$347.8	$377.8	$385.1	$377.8
Central Region Totals
Dollars	$466,566	$559,658	$1,058,517	$1,045,108
Homes ordered	1,649	2,048	3,736	3,946
Average sales price	$282.9	$273.3	$283.3	$264.9
East Region
Florida *
Dollars	$32,696	$45,138	$86,599	$105,972
Homes ordered	94	99	231	237
Average sales price	$347.8	$455.9	$374.9	$447.1

*                                 Results for Florida for the three and six months ended June 30, 2005, do not include Greater Homes, which was acquired in September 2005, and only include Colonial Homes since acquisition in February 2005.

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

West.  The West Region experienced a 51% decrease in value of home orders to $195.1 million for the three months ended June 30, 2006 as compared to $400.8 million for the same period in 2005.  This is primarily due to softer market conditions caused by decreasing demand from investors and speculative buyers, higher inventory levels of unsold homes and homebuyers’ election to defer purchasing decisions in this transitional market.

Central.  The Central Region’s value of home orders for the quarter ended June 30, 2006 declined $93.1 million to $466.6 million as compared to $559.7 million for the quarter ended June 30, 2005.  This decrease is attributed to declines in Arizona, where home orders decreased 516 units to 457 units for the three months ended June 30, 2006 as compared to the same period in the prior year, which resulted in a $147.7 million decrease in the value of home orders in Arizona.  This decrease for the Central Region was partially offset by Texas, where our markets continue to show strength with home orders increasing 21% in value quarter-over-quarter to $293.4 million compared to $243.5 million on a 10% increase in homes sold.  The Texas markets continue to enjoy favorable overall economic conditions and relative affordability of housing.  Beginning in the second quarter of 2006, we began to experience a shift in mix of homes sold with an increased percentage in Texas and decreased percentage in the markets that are experiencing softening demand.

East.  The East Region’s $12.4 million, or 28%, decline in value of home orders is primarily attributed to a decrease in average sales price of 24% to $347,800 for the three months ended June 30, 2006 as compared to $455,900 for the three months ended June 30, 2005.  The East Region experienced the same softening of the homebuilding market as discussed for the West Region above.

Order Backlog

	At June 30,
	2006	2005
Total
Dollars	$1,959,353	$2,135,024
Homes in backlog	5,849	6,463
Average sales price	$335.0	$330.3
West Region
California
Dollars	$265,183	$576,605
Homes in backlog	457	1,008
Average sales price	$580.3	$572.0
Nevada
Dollars	$65,787	$150,165
Homes in backlog	199	433
Average sales price	$330.6	$346.8
West Region Totals
Dollars	$330,970	$726,770
Homes in backlog	656	1,441
Average sales price	$504.5	$504.4
Central Region
Arizona
Dollars	$748,004	$775,319
Homes in backlog	1,993	2,545
Average sales price	$375.3	$304.6
Texas
Dollars	$646,581	$428,997
Homes in backlog	2,628	1,952
Average sales price	$246.0	$219.8
Colorado
Dollars	$16,740	$3,022
Homes in backlog	43	8
Average sales price	$389.3	$377.8
Central Region Totals
Dollars	$1,411,325	$1,207,338
Homes in backlog	4,664	4,505
Average sales price	$302.6	$268.0
East Region
Florida *
Dollars	$217,058	$200,916
Homes in backlog	529	517
Average sales price	$410.3	$388.6

*           Florida amounts at June 30, 2005 do not include Greater Homes, which was acquired in September 2005.

Companywide.  Our backlog represents net sales contracts that have not closed. Our June 30, 2006 backlog value was $2.0 billion representing 5,849 homes. These amounts declined 8% and 10%, respectively, compared to a year ago, consistent with softening overall order trends in several of our regions as discussed below.

West.  At June 30, 2006, backlog value was $331.0 million as compared to $726.8 million at June 30, 2005.  This decrease is due to the decline in the number of homes in backlog by 54% to 656 at June 30, 2006 as compared to 1,441 in the prior year.  This is due to the softening homebuilding market discussed above.

Central.  The Central Region’s $204.0 million increase in the value of homes in backlog at June 30, 2005 as compared to June 30, 2005 is largely attributable to the performance of Texas, partially offset by a $27.3 million decline in the value of homes in backlog in Arizona at June 30, 2006 compared to June 30, 2005.  In Texas, a strong underlying economy and relative affordability of housing continue to fuel growth as evidenced and a 51% increase in value and a 35% increase in the number of units in backlog.

East.  We experienced positive growth in backlog value, units and average price in the East Region as our startup operations continue to mature and as we benefit from the 2005 acquisitions of Colonial Homes and Greater Homes.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Home Closing Gross Profit

West - Dollars	$61,602	$73,799	$148,214	$133,233
West - Percent of home closing revenue	22.2%	29.1%	24.8%	27.8%

Central - Dollars	$139,861	$75,320	$250,643	$131,857
Central - Percent of home closing revenue	25.1%	19.9%	24.9%	19.2%

East - Dollars	$18,004	$3,584	$34,673	$6,938
East - Percent of home closing revenue	25.9%	18.3%	24.1%	19.9%

Total Dollars	$219,467	$152,703	$433,530	$272,028
Total Percent of home closing revenue	24.3%	23.4%	24.8%	22.6%

Home Closing Gross Profit

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

West.  The West Region’s gross profit percentage decreased to 22.2% and 24.8% for the three and six months ended June 30, 2006 as compared to 29.1% and 27.8% for the same periods of the prior year.  The decrease is due to the deteriorating market conditions discussed above, as well as the impact of incentives offered to buyers.  The types of incentives we offer vary from market to market, community to community and model to model and may include a discount on home price, free or discounted upgrades and options, and the payment of a portion of the buyer’s closing costs. Increasing incentives can also be expected to have an adverse effect on our gross and net margins over the next several quarters.

Central.  Gross profit percentage for the quarter and six months ended June 30, 2006 increased to 25.1% and 24.9% as compared to 19.9% and 19.2% for the comparable periods in the prior year, primarily as a result of higher average sales prices in Arizona recognized from the closings of homes ordered in 2005.  As previously noted, the robust homebuilding economy in Arizona in 2005 allowed for increased sales prices with minimal corresponding increases in the underlying cost of the home.

East.  Gross profit in the East Region was 25.9% and 24.1% for the quarter and six months ended June 30, 2006 versus 18.3% and 19.9% for the comparable prior periods due to the continuing integration of this segment into the Company’s operations.

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

Off-Balance Sheet Arrangements

Reference is made to Notes 1, 3 and 4 in the accompanying Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q/A.  These notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act.  Forward-looking statements on this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006, include statements concerning: the demand for and the pricing of our homes; our expectations about trends in gross and net margins, spec home inventories, incentives, cancellations, sales orders, sales prices, mix of sales across our different geographic areas; the growth potential of the markets we operate in; our acquisition strategy; demographic and other trends related to specific markets and the homebuilding industry in general and our ability to capitalize on them; the future supply of housing inventory in our markets and the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our operations and growth strategy; our ability and willingness to acquire land under option or contract; the benefits of our lot acquisition strategy; the impact of changes in interest rates on our outstanding debt; our expected amortization expense in future periods; the impact of recently issued accounting pronouncements; seasonal trends and the future impact of deferred tax assets or liabilities.   Such statements are subject to significant risks and uncertainties.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” and under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q/A, the contents of each of which are incorporated by reference herein.

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

As discussed in Note 13 to the condensed consolidated financial statements, this quarterly report on Form 10-Q/A has been restated to include revised and expanded reportable segment disclosures in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  In accordance with the Exchange Act, Meritage has re-evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that re-evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Meritage had reasonable support for its original position and that the design and operation of these disclosure controls and procedures are still effective.  Meritage has considered the effects of the restatement discussed in Note 13 to the condensed consolidated financial statements in arriving at this conclusion.  Meritage does not believe the change in segment disclosure represents a material weakness in disclosure controls and procedures for a number of reasons.  The long standing historical practice of most large, geographically diverse homebuilders has been to report homebuilding operations as one segment.  While the new disclosure represents a change in judgment as to the application of SFAS No. 131, the additional disclosure did not result in any change to our consolidated financial position or our results of operations and cash flow for any of the periods presented.  Also, our disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations have historically included extensive disclosure regarding performance of our various markets, including disclosures regarding differences in various geographic regions.

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

Also, at the Annual Meeting, our stockholders approved an increase in the Company’s authorized shares of common stock from 50,000,000 to 125,000,000, the 2006 Stock Incentive Plan, the 2006 Annual Incentive Plan and the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year.  The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Increase of Authorized Shares	19,080,142	6,686,443	4,320	—
2006 Stock Incentive Plan	13,410,493	7,917,531	11,839	4,431,042
2006 Annual Incentive Plan	19,356,316	1,971,363	12,184	4,431,042
Ratified the selection of Deloitte & Touche	25,707,381	59,144	4,379	—

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive 2006 Proxy Statement

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793

10.1	First Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 18, 2006

10.2	Meritage Homes Corporation 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement No. 333-134637

10.3	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.2 of Form S-8 Registration Statement No. 333-134637

10.4	Form of Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 4.3 of Form S-8 Registration Statement No. 333-134637

10.5	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.6	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.7	Stock Purchase Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 12, 2006

10.8	Settlement Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 12, 2006

10.9	Cooperation Agreement between the Company and John R. Landon	Incorporated by reference to Exhibit 10.3 of Form 8-K dated June 12, 2006

Exhibit Number	Description	Page or Method of Filing
10.10	First Amendment and Commitment Increase Agreement (re First Amended and Restated Credit Agreement)	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 30, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
99.1	Item 1A. Risk Factors contained in Form 10-K for the year ended December 31, 2005	Previously filed

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