Form 10-Q
period 2006-09-30
Meritage Homes CORP
filed 2006-11-07
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes ☐ No ☒

Common shares outstanding as of November 2, 2006: 26,121,016.

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets:
Real estate	$1,577,169	$1,392,267
Cash and cash equivalents	75,436	65,812
Deposits on real estate under option or contract	194,644	167,040
Receivables	74,104	60,745
Goodwill	129,800	130,222
Intangibles, net	13,055	14,029
Property and equipment, net	40,416	36,239
Prepaid expenses and other assets	31,004	16,289
Investments in unconsolidated entities	108,149	88,714

Total assets	$2,243,777	$1,971,357

Liabilities:
Accounts payable	$119,488	$140,789
Accrued liabilities	265,242	290,275
Home sale deposits	57,281	76,299
Deferred tax liability, net	18,875	20,865
Loans payable and other borrowings	309,416	112,398
Senior notes	478,594	479,726

Total liabilities	1,248,896	1,120,352

Stockholders’ Equity:
Common stock, par value $0.01. Authorized 125,000,000 shares at September 30, 2006, and 50,000,000 shares at December 31, 2005; issued and outstanding 34,009,184 and 33,112,358 shares at September 30, 2006 and December 31, 2005, respectively	340	331
Additional paid-in capital	329,725	296,804
Retained earnings	853,578	637,248
Treasury stock at cost, 7,891,068 and 5,935,068 shares at September 30, 2006 and December 31, 2005, respectively	(188,762)	(83,378)

Total stockholders’ equity	994,881	851,005

Total liabilities and stockholders’ equity	$2,243,777	$1,971,357

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Home closing revenue	$875,743	$753,505	$2,624,968	$1,956,235
Land closing revenue	2,453	1,945	15,159	3,954
Total closing revenue	878,196	755,450	2,640,127	1,960,189

Cost of home closings	(697,956)	(575,494)	(2,013,651)	(1,506,196)
Cost of land closings	(2,232)	(1,888)	(13,809)	(3,426)
Total cost of closings	(700,188)	(577,382)	(2,027,460)	(1,509,622)

Home closing gross profit	177,787	178,011	611,317	450,039
Land closing gross profit	221	57	1,350	528
Total closing gross profit	178,008	178,068	612,667	450,567

Commissions and other sales costs	(55,934)	(39,635)	(156,810)	(106,975)
General and administrative expenses	(34,347)	(31,894)	(128,413)	(82,529)
Earnings from unconsolidated entities, net	4,238	3,594	15,077	10,108
Other income, net	2,482	2,369	7,867	6,325
Loss on extinguishment of debt	—	—	—	(31,477)

Earnings before provision for income taxes	94,447	112,502	350,388	246,019
Provision for income taxes	(34,908)	(42,249)	(134,058)	(92,331)

Net earnings	$59,539	$70,253	$216,330	$153,688

Earnings per common share:
Basic	$2.28	$2.57	$8.15	$5.72
Diluted	$2.25	$2.40	$7.94	$5.35

Weighted average number of shares:
Basic	26,087	27,311	26,554	26,880
Diluted	26,490	29,217	27,259	28,748

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$216,330	$153,688
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	15,272	12,752
Write-off of senior note issuance cost	—	4,977
Write-off of deposits and land acquisition costs	16,233	—
Increase in deferred tax liability	—	1,385
Stock-based compensation	9,397	—
Excess tax benefit from stock-based compensation	(11,190)	—
Tax benefit from stock option exercises	—	9,811
Equity in earnings from unconsolidated entities	(15,077)	(10,108)
Distributions of earnings from unconsolidated entities	13,958	10,008
Changes in assets and liabilities, net of effect of acquisitions:
Increase in real estate	(192,132)	(372,474)
Increase in deposits on real estate under option or contract	(35,410)	(41,510)
(Increase) decrease in receivables and prepaid expenses and other assets	(26,844)	1,561
(Decrease) increase in accounts payable and accrued liabilities	(39,158)	127,793
(Decrease) increase in home sale deposits	(19,018)	25,539
Net cash used in operating activities	(67,639)	(76,578)

Cash flows from investing activities:
Investments in unconsolidated entities	(43,057)	(48,081)
Distributions of capital from unconsolidated entities	15,563	12,496
Cash paid for acquisitions	—	(152,425)
Purchases of property and equipment	(21,328)	(15,480)
Proceeds from sales of property and equipment	1,006	488
Net cash used in investing activities	(47,816)	(203,002)

Cash flows from financing activities:
Net borrowings under line of credit agreement	206,400	150,800
Proceeds from loans payable and other borrowings, net	1,214	—
Repayments of loans payable and other borrowings, net	—	(13,123)
Proceeds from issuance of senior notes, net	—	343,836
Payments of senior notes	(1,254)	(285,472)
Purchases of treasury stock	(105,384)	—
Proceeds from sale of common stock, net	—	69,699
Excess tax benefit from stock-based compensation	11,190	—
Proceeds from stock option exercises	12,913	6,149
Net cash provided by financing activities	125,079	271,889

Net increase (decrease) in cash and cash equivalents	9,624	(7,691)
Cash and cash equivalents at beginning of period	65,812	47,876
Cash and cash equivalents at end of period	$75,436	$40,185

See supplemental disclosures of cash flow information at Note 11.

See accompanying notes to condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.  We are a leading designer and builder of single-family homes in the growth regions of the southern and western United States, based on the number of home closings.  We offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers.  We have operations in three regions:  West, Central and East, which are comprised of 14 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida.  Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. In 1996 and 1997, through a merger and acquisition, we acquired the homebuilding operations of our predecessor companies having operations in Arizona and Texas. We currently focus exclusively on homebuilding and related activities and no longer operate as a real estate investment trust. At September 30, 2006, we were actively selling homes in 213 communities, with base prices ranging from $107,000 to $1,176,000.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, the “Company”). In management’s opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented. Intercompany balances and transactions have been eliminated in consolidation.  These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Common Stock Repurchase.  In August 2004, the Board of Directors approved a stock repurchase program authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  This program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

In February 2006, the Board of Directors approved a new stock repurchase program authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  In August 2006, the Board of Directors authorized an additional $100 million under this repurchase program.  There is no stated expiration date for this program but we will purchase shares subject to applicable securities law and at times and in amounts as management deems appropriate.  In the first quarter of 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.  In the second quarter of 2006, we repurchased 1,000,000 shares from John R. Landon, our former Co-CEO and Co-Chairman, for $52.19 a share (see Note 13 - Other Events).  In August 2006, we repurchased 100,000 shares at an average price of $38.96 per share.  At September 30, 2006, we had approximately $130.2 million available under this program to repurchase additional shares.

Off-Balance Sheet Arrangements.  We often acquire finished building lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  We believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.  Under these option and purchase agreements, we are usually required to make deposits in the form of cash or letters of credit, which may be forfeited if we fail to perform under the applicable agreements.  As of September 30, 2006, we had entered into option and purchase agreements with an aggregate purchase price of approximately $2.8 billion and had made deposits of approximately $194.6 million in the form of cash and approximately $68.2 million in letters of credit.

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Our participation in joint ventures is an increasingly important part of our business model and we expect it to continue to increase in the future.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on debt of certain unconsolidated land acquisition and development joint ventures.  At September 30, 2006, our share of these limited pro rata repayment guarantees was $43.6 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”).  These types of guarantees typically are on a pro rata basis and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us.  At September 30, 2006, we had outstanding guarantees of this type totaling approximately $80.5 million.  We believe that these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

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

Additionally, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of September 30, 2006, we had approximately $40.1 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At September 30, 2006, we had approximately $36.9 million in outstanding letters of credit and $269.6 million in performance bonds for such purposes.  We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Intangibles, Net.  Intangible assets consist primarily of non-compete agreements, tradenames and home plan designs acquired in connection with our February 2005 acquisition of Colonial Homes and our September 2005 acquisition of Greater Homes.  These intangible assets were valued at the acquisition dates utilizing accepted valuation procedures.  The non-compete agreements, tradenames and home plan designs are being amortized over their estimated useful lives.  The cost and accumulated amortization of our intangible assets was $11.5 million and $4.0 million, respectively, at September 30, 2006.  In the first nine months of 2006, amortization expense was $2.2 million.  Amortization expense is expected to be approximately $0.7 million in the remaining three months of 2006 and $2.8, $2.3, $1.2 and $0.5 million per year in 2007, 2008, 2009 and 2010, respectively.

Additionally, in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we have capitalized software costs at September 30, 2006 of $5.6 million, which is net of accumulated amortization of $4.6 million.  In the first nine months of 2006, amortization expense was approximately $2.1 million related to the capitalized software costs and is expected to be approximately $0.8 million for the remaining three months of 2006 and $1.9, $0.8, $0.8, $0.8 and $0.5 million in 2007, 2008, 2009, 2010 and 2011, respectively.

Accrued Liabilities.  Accrued liabilities consists of the following (in thousands):

	At September 30, 2006	At December 31, 2005
Accruals related to real estate development and construction activities	$140,381	$135,953
Payroll and other benefits	56,517	51,382
Accrued taxes	—-	48,941
Warranty reserves	27,141	25,168
Other accruals	41,203	28,831
Total	$265,242	$290,275

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$26,494	$17,218	$25,168	$14,967
Additions to reserve	6,075	5,420	16,468	12,622
Warranty claims and expenses	(5,428)	(2,912)	(14,495)	(7,863)
Balance, end of period	$27,141	$19,726	$27,141	$19,726

Recently Issued Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have an impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently reviewing the effect of SFAS No. 157, if any, on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted.  We are currently evaluating the impact of the adoption of FIN 48 on our results of operations and statement of financial position.

Reference is made to Note 9 regarding our adoption of SFAS No. 123R, “Share-based Payment.”

NOTE 2 – REAL  ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At September 30, 2006	At December 31, 2005

Homes under contract under construction	$745,742	$815,925
Finished home sites and home sites under development	523,940	370,921
Unsold homes, completed and under construction	237,975	116,088
Model homes	30,280	45,060
Model home lease program	28,740	39,336
Land held for development	5,280	3,473
Real estate not owned	5,212	1,464
	$1,577,169	$1,392,267

Subject to sufficient qualifying assets, we capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of home closings when the related property is delivered.  Certain information regarding capitalized interest follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Capitalized interest, beginning of period	$27,835	$22,029	$23,939	$19,701
Interest incurred and capitalized	13,874	10,358	38,049	30,197
Amortization to cost of home closings	(12,508)	(9,514)	(32,787)	(27,025)
Capitalized interest, end of period	$29,201	$22,873	$29,201	$22,873

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

Under FIN 46R, a variable interest entity, or VIE, is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) equity holders (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity, or (c) do not have the right to receive expected residual returns of the entity or (iii) the equity investors as a group are considered to lack the direct or indirect ability to make decisions about the entity if (x) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and (y) substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

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

In most cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to our option deposit.  Often, we are at risk for items over budget related to land development on property we have under option.  In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner.  Some of our option deposits may be refundable if certain contractual conditions are not performed by the party selling the lots to us.  At September 30, 2006, we had no specific performance options, as none of our option agreements require us to purchase lots.

The table below presents a summary of our lots under option or contract at September 30, 2006 (dollars in thousands):

				Option/Earnest Money Deposits
	Number of Lots	Fair Value	Purchase Price	Cash	Letters of Credit

Options recorded on balance sheet as real estate not owned (Note 2) (1), (3)	210	$5,212	$5,270	$832	$—
Option contracts not recorded on balance sheet – non-refundable deposits (1)	34,996	n/a	$2,142,256	$157,264	$67,701
Purchase contracts not recorded on balance sheet – non-refundable deposits (1)	10,070	n/a	405,570	35,574	484
Purchase contracts not recorded on balance sheet – refundable deposits (2)	5,501	n/a	236,694	1,806	—
Total options not recorded on balance sheet	50,567	n/a	2,784,520	194,644	68,185
Total lots under option	50,777	$5,212	$2,789,790	$195,476	$68,185

Notes:           Our option to purchase lots remains effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the agreement.  The pre-established number typically is structured to approximate our expected rate of home orders.

(1)                                  Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)                                  Deposits are refundable at our sole discretion.  Includes 5,305 lots under control for which we have not completed our acquisition evaluation process and we have not internally committed to purchase.

(3)                                  The purpose and nature of these consolidated lot option contracts (VIEs) is to provide the Company the option to purchase these lots in anticipation of building homes on these lots in the future.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Based on the structure of these joint ventures, they may or may not be consolidated into our results.  Our joint venture partners generally are other homebuilders, land sellers or other real estate investors.  We also enter into mortgage and title business joint ventures from time to time.  These unconsolidated entities follow accounting principles generally accepted in the United States of America and we generally share in their profits and losses in accordance with our ownership interests.

For land development joint ventures, we, and in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the joint venture.  Option prices are generally negotiated prices that approximate market value when we enter into the option contract.  For homebuilding and land development joint ventures, our share of the joint venture earnings relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. At such time, we allocate our joint venture earnings to the land acquired by us as a reduction in the basis of the property.

We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of certain unconsolidated land acquisition and development joint ventures.  At September 30, 2006, our share of these limited pro rata repayment guarantees was approximately $43.6 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”).  These types of guarantees typically are on a pro rata basis and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us.  At September 30, 2006, we had outstanding guarantees of this type totaling approximately $80.5 million.  By definition, these guarantees, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At September 30, 2006	At December 31, 2005
Assets:
Cash	$37,487	$10,337
Real estate	696,979	524,775
Other assets	25,648	22,373
Total assets	$760,114	$557,485

Liabilities and equity:
Accounts payable and other liabilities	$23,708	$32,244
Notes and mortgages payable	480,110	299,498
Equity of:
Meritage	93,222	72,362
Others	163,074	153,381
Total liabilities and equity	$760,114	$557,485

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$26,933	$17,757	$72,865	$101,292
Costs and expenses	(13,923)	(8,697)	(31,588)	(68,073)
Net earnings of unconsolidated entities	$13,010	$9,060	41,277	33,219
Meritage’s share of pre-tax earnings (1)	$4,353	$3,594	$15,883	$11,192

(1)         Our share of pre-tax earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of earnings.  Our share of pre-tax earnings excludes joint venture earnings related to lots we purchased from the joint ventures.  Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

At September 30, 2006 and December 31, 2005, our investments in unconsolidated entities includes $2.0 million and $1.5 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized to equity of earnings of unconsolidated entities in a manner consistent with the activities of the joint venture, which offsets their related earnings.  We amortized approximately $0.1 million to our equity of the joint venture earnings in the third quarter of 2006 and approximately $0.8 million and $1.1 million in the first nine months of 2006 and 2005, respectively.  We had no such amortization in the third quarter of 2005.

In addition to joint ventures accounted for under the equity method summarized in the above table, at September 30, 2006, and December 31, 2005, our investments in unconsolidated entities included joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  As of September 30, 2006, and December 31, 2005, our investments in unconsolidated entities recorded under the cost method were $17.0 and $14.9 million, respectively. As of September 30, 2006, we have not recorded any income or distributions from these joint ventures.

As of September 30, 2006, our total investment in unconsolidated joint ventures of $108.1 million was primarily comprised of $36.1 million in our West Region, $67.5 million in our Central Region and $3.1 million in our East Region.  As of December 31, 2005, our total investment in unconsolidated joint ventures of $88.7 million was primarily comprised of $28.5 million in our West Region and $59.4 million in our Central Region.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
$850 million unsecured revolving credit facility maturing May 2010 with extension provisions, and interest payable monthly at LIBOR (5.32% at September 30, 2006) plus 1.25% or Prime (8.25% at September 30, 2006)	$279,000	$72,600

Model home lease program, with interest in the form of lease payments payable monthly approximating 7.83% at September 30, 2006	28,740	39,336

Other borrowings, acquisition and development financing	1,676	462

Total loans payable and other borrowings	$309,416	$112,398

We have determined that the construction costs and related debt associated with certain model homes that are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet.  We do not legally own these model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes.  Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell it to a third-party home buyer.  Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which generally has a maturity date of one to three years.

On May 16, 2006, we amended and restated our senior unsecured revolving credit facility.  Under the First Amended and Restated Credit Agreement with Guaranty Bank, as administrative agent, and a number of other financial institutions (the “New Credit Agreement”), our credit facility was increased from $600 million to $800 million, and the term was extended from May 2009 to May 2010.  The maximum borrowings under the New Credit Agreement are based on the amount of qualifying borrowing base assets (generally real estate assets), limited to the facility size.  In addition, the New Credit Agreement includes an accordion feature that will allow the Company to request from time to time an increase of up to $250 million in the maximum borrowing commitment.  Each member of the lending group may elect to participate or not participate in any request we make to increase the maximum borrowing commitment.  In addition, any increase in the borrowing capacity pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default.  On June 30, 2006, we exercised a portion of the accordion feature under the New Credit Agreement to increase our borrowing capacity by $50 million to $850 million and amended the New Credit Agreement to make certain other minor changes.

NOTE 6 - SENIOR NOTES

Senior notes consist of the following (in thousands):

	September 30, 2006	December 31, 2005
6.25% senior notes due 2015. At September 30, 2006, and December 31, 2005, there was approximately $1.5 and $1.6 million, respectively, in unamortized discount	$348,527	$348,396
7.0% senior notes due 2014. At both September 30, 2006, and December 31, 2005, there was approximately $0.1 million in unamortized premium	130,067	130,074
9.75% senior notes due 2011	—	1,256
	$478,594	$479,726

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

The New Credit Agreement and indentures for the 7% senior notes due 2014 and the 6.25% senior notes due 2015 contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended September 30, 2006, we were in compliance with these covenants. After considering our most restrictive bank covenants, we have additional borrowing availability under the New Credit Agreement of approximately $468 million at September 30, 2006 as determined by borrowing base limitations defined by our agreement with the lending banks. The New Credit Agreement and indentures relating to our senior notes restrict our ability to pay dividends, and at September 30, 2006, our maximum permitted amount available to pay dividends was $340.0 million.

Obligations to pay principal and interest on the New Credit Agreement and senior notes are guaranteed by all of our subsidiaries (collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation.  Such guarantees are full and unconditional, and joint and several.  We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several and there are no non-guarantor subsidiaries.  There are no significant restrictions on the ability of the Company or any Guarantor Subsidiary to obtain funds from their respective subsidiaries, as applicable, by dividend or loan.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, follow (in thousands):

	Corporate	West	Central	East	Total
Balance at December 31, 2005	$1,323	$37,395	$54,043	$37,461	$130,222
Tax benefit of amortization of excess tax basis	—	(55)	(88)	(279)	(422)
Balance at September 30, 2006	$1,323	$37,340	$53,955	$37,182	$129,800

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2006 management performed its annual assessment of goodwill and determined that no impairment existed.

See Note 11 for a summary of the allocation of the purchase price to acquired assets and liabilities.

NOTE 8 - EARNINGS PER SHARE

Basic and diluted earnings per common share are presented in conformity with SFAS No. 128, Earnings Per Share.  The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	26,087	27,311	26,554	26,880

Effect of dilutive securities:
Stock options and restricted stock	403	1,906	705	1,868

Diluted weighted average shares outstanding	26,490	29,217	27,259	28,748

Net earnings	$59,539	$70,253	$216,330	$153,688

Basic earnings per share	$2.28	$2.57	$8.15	$5.72

Diluted earnings per share	$2.25	$2.40	$7.94	$5.35

Antidilutive stock options not included in the calculation of diluted earnings per share	965	—	645	36

NOTE 9 - STOCK-BASED COMPENSATION

In the first quarter of 2006, we adopted Statement SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation.  Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.  As a result, in periods prior to fiscal year 2006, no compensation expense was recognized for stock options granted to employees because we did not grant stock options with exercise prices below the market price of the underlying stock on the date of the grant.

SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date.  We use the Black-Scholes model to value new stock option grants under SFAS No. 123R.  We have applied the “modified prospective method” for existing grants, which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period.  SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow upon adoption.

We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and has been amended from time to time (the “1997 Plan”), and the 2006 Stock Incentive Plan (the “2006 Plan” and together with the 1997 Plan, the “Plans”).  The Plans, which were approved by our stockholders, are administered by our Board of Directors.  The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 6,600,000 shares of common stock, of which 979,101 shares remain available for grant at September 30, 2006.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Generally, option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005, as if our stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, under the Plans and consistent with SFAS No. 123R (in thousands, except per share amounts):

		Three Months Ended	Nine Months Ended
		September 30, 2005	September 30, 2005
Net earnings	As reported	$70,253	$153,688
	Deduct (1)	(2,039)	(5,464)
	Pro forma	$68,214	$148,224

Basic earnings per share	As reported	$2.57	$5.72
	Pro forma	$2.50	$5.51

Diluted earnings per share	As reported	$2.40	$5.35
	Pro forma	$2.33	$5.16

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

	Nine Months Ended September 30,
	2006	2005
Expected volatility	46.36%	52%
Expected dividends	0%	0%
Expected term (in years)	5.02	7
Risk-free interest rate	5.03%	4.41%
Weighted average grant date fair value of options granted	$24.97	$34.96

A summary of option activity under the Plans as of September 30, 2006, and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)

Outstanding at January 1, 2006	2,799,282	$27.90
Granted	633,000	$53.03
Exercised	(896,826)	$14.40
Forfeited or expired	(488,402)	$39.28
Outstanding at September 30, 2006	2,047,054	$38.87	4.83	$79,561
Exercisable at September 30, 2006	693,054	$24.69	3.38	$17,113

A summary of the status of the Company’s restricted stock as of September 30, 2006 is presented below:

Restricted Stock	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at January 1, 2006	—	—-
Granted	68,886	$49.02
Vested	—
Forfeited	(20,443)	$54.87
Nonvested at September 30, 2006	48,443	$46.55

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $3.3 million and $34.6 million, respectively, and $5.2 million and $33.7 million during the three and nine months ended September 30, 2005, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

As of September 30, 2006, we had $33.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods.  That cost is expected to be recognized over a weighted-average period of 3.42 years.  For the three and nine months ended September 30, 2006, our total stock-based compensation expense was $2.0 million ($1.5 million net of tax) and $9.3 million ($6.8 million net of tax), respectively.  Stock compensation expense net of tax for the three months ended September 30, 2006 was $0.06 per basic and diluted share.  Stock compensation expense for the nine months ended September 30, 2006 was $0.26 per basic share and $0.25 per diluted share.

Cash received from option exercises under the Plans for the three and nine months ended September 30, 2006, was $2.5 million and $12.9 million, respectively, and $1.3 million and $6.1 million for the three and nine months ended September 30, 2005, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $1.1 million and $11.2 million for the three and nine months ended September 30, 2006, respectively, and $1.6 million and $9.8 million for the three and nine months ended September 30, 2005, respectively.

NOTE 10 - INCOME TAXES

Components of the provision for income taxes are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Federal	$30,474	$36,440	$116,469	$79,833
State	4,434	5,809	17,589	12,498
Total	$34,908	$42,249	$134,058	$92,331

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The February 2005 acquisition of Colonial Homes and the September 2005 acquisition of Greater Homes (both in our East Region) resulted in the following changes in assets and liabilities (in thousands):

September 30, 2005

Increase in real estate	$(140,538)
Increase in deposits on real estate under option or contract	(5,170)
Increase in receivables and other assets	(7,640)
Increase in goodwill	(31,656)
Increase in intangibles	(11,493)
Increase in property and equipment	(826)
Increase in accounts payable and accrued liabilities	12,172
Increase in home sale deposits	12,809
Increase in deferred tax liability	19,917

Net cash paid for acquisition	$(152,425)

The following presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2006	2005

Cash paid during the period for:
Interest	$37,973	$27,311
Income taxes	$188,718	$60,201
Non-cash distributions from unconsolidated entities	$7,645	$29,291

NOTE 12 — OPERATING AND REPORTING SEGMENTS

As defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we have six operating segments (the six states in which we operate).  We have historically reported our six operating segments as a single, national homebuilding segment, but have since restated our segment disclosure to aggregate these operating segments into three reportable segments. The operating segments aggregating into our three reporting segments have been determined to have similar economic characteristics such as: historical and projected future operating results, employment trends, land acquisition and land constraints, municipality behavior as well as meeting the other qualitative aggregation criteria.  Our reportable homebuilding segments are as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue (a):
West	$281,223	$297,683	$890,954	$777,264
Central	549,890	413,846	1,558,302	1,104,102
East	47,083	43,921	190,871	78,823
Consolidated total	878,196	755,450	2,640,127	1,960,189

Operating income:
West	27,812	63,163	133,332	165,168
Central	71,542	53,102	231,180	121,491
East	(1,380)	5,033	17,506	9,573

Segment operating income	97,974	121,298	382,018	296,232
Corporate and unallocated (b)	(10,247)	(14,759)	(54,574)	(35,169)
Earnings from unconsolidated entities, net	4,238	3,594	15,077	10,108
Other income, net	2,482	2,369	7,867	6,325
Loss on extinguishment of debt	—	—-	—	(31,477)

Earnings before provision for income tax	$94,447	$112,502	$350,388	$246,019

	At September 30, 2006	At December 31, 2005
Assets
West	$622,285	$587,236
Central	1,232,064	1,003,839
East	190,910	207,692
Corporate and unallocated (c)	198,518	172,590
Consolidated total	$2,243,777	$1,971,357

(a) Revenue includes the following land closing revenue, by segment (in thousands): three months ended September 30, 2006 - $2,453 in Central Region; three months ended September 30, 2005 - $1,945 in Central Region; nine months ended September 30, 2006 - $11,475 in West Region and $3,684 in Central Region; nine months ended September 30, 2005 - $3,954 in Central Region.

(b) Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the operating segments.

(c) Balance consists primarily of goodwill and intangibles and other corporate assets not allocated to the segments.

See additional segment discussions in Notes 4, 7 and 11.

NOTE 13 — OTHER EVENTS

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

West:       California and Nevada

Central: Texas, Arizona and Colorado

East:       Florida

At September 30, 2006, we were actively selling homes in 213 communities, with base prices ranging from $107,000 to $1,176,000.

Total home closing revenue was $875.7 million for the three months ended September 30, 2006, increasing 16% from $753.5 million for the same period last year.  Net earnings for the third quarter of 2006 decreased 15% to $59.5 million from $70.3 million in the same period last year.  This decrease is primarily due to declining margins discussed below and approximately $2.2 million of charges related to severance and stock-based compensation related to the adoption of SFAS No. 123R.

Home closings revenue increased $668.7 million to $2.6 billion for the nine months ended September 30, 2006 as compared to 2005, and net earnings increased $62.6 million, or 41%, during the same period.  For the nine months ended September 30, 2006, our pre-tax earnings were reduced by approximately $22.1 million due to severance and other employee-related departure costs and stock-based compensation related to the adoption of SFAS No. 123R.  An additional $16.3 million in real estate impairments to reduce the carrying amount of certain projects to fair value and for write-offs of option deposits for projects we no longer believe are economically viable is also included in our 2006 year-to-date results.  Net earnings for the nine months ended September 30, 2005 included a bond refinancing charge related to a series of refinancing transactions that resulted in a charge of $31.5 million, which reduced after-tax net earnings by $19.7 million.

Our third quarter 2006 revenue is the result of closing orders taken during late 2005 and early 2006, a period of generally stronger conditions in the homebulding market.  However, the modest 2% increase in average sales price of closed homes over the prior period is more than offset by higher home costs, which include higher lot costs, and a $9 million write-down related to cancelled lot options and inventory.  The net impact to our home closing margin is a decrease of 330 basis points to 20.3% for the quarter ended September 30, 2006 as compared to the same period in 2005.

We began experiencing slowdowns in our northern California markets in the fourth quarter of 2005, which continued through the third quarter of 2006.  Beginning in the first quarter of 2006 and continuing through the third quarter, our Arizona, Nevada and Florida operations have also experienced significant slowdowns in demand as these markets pull back from a record-setting environment in 2004 and 2005, resulting in a decline in orders in these higher-margin markets.  For the three months ended September 30, 2006, we have also begun to see a slowdown in our Texas markets.  As Texas, which has historically experienced lower margins, now comprises a larger percentage of our total closings and orders, we expect our home closing gross margins to continue to trend lower in the remainder of 2006 and throughout 2007.

It is also our expectation that sales in our markets that experienced robust sales activity in 2005 will continue to moderate, and we expect the home order rate to decrease in 2006 and beyond from the levels achieved in 2005.  At September 30, 2006, our backlog of approximately $1.7 billion decreased by 15% compared to June 30, 2006, and 33% compared to September 30, 2005. In the third quarter of 2006, our cancellation rate on sales orders increased to approximately 37% of gross orders, or 19% of beginning backlog, as compared to 21% and 12%, respectively, in the same period a year ago.  These historic high cancellations have resulted in an increase in the percentage of unsold homes recorded on our balance sheet.  Consequently, we are using various incentives to reduce the number of unsold homes in inventory.  We believe our experiences are consistent with the overall trends in the homebuilding industry.  Looking beyond 2006, based on current market conditions, we do not believe we will sustain the revenue growth rates that we achieved during the last several years and we expect our 2007 revenue and earnings to be lower compared to anticipated full-year 2006 results.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of our consolidated financial statements.  Our significant policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2005.  Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs.  We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates.  Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained or as our operating environment changes.  Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of these changes are disclosed in the notes to the consolidated financial statements.  The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

The accounting policies that we deem most critical to us, and that involve the most difficult, subjective or complex judgments, include:

Real Estate

Real estate is stated at cost, which includes direct construction costs for homes, development period interest and certain common costs that benefit the entire community.  We assess these assets for recoverability annually or whenever events or circumstances change indicating that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value less cost to sell.  If the fair value of an asset is less than its carrying amount (less costs to sell), an impairment loss is recognized.  While we believe that real estate inventory is properly stated as of September 30, 2006, additional write-offs of option deposits and inventory may be necessary if we experience further deterioration in market conditions or if we are unsuccessful in renegotiating our lot option contracts.

Goodwill

We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Our operations in each state are considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations. A change in these underlying assumptions may cause a change in the results of our analysis, which could cause the fair value of one or more reporting units to be less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations.

Our goodwill has been assigned to reporting units in different geographic locations. Therefore, potential goodwill impairment charges resulting from changes in local market and /or local economic conditions or changes in our strategic plans may be isolated to one or a few of our reporting units. However, a widespread decline in the homebuilding industry or a significant deterioration of general economic conditions could have a negative impact on the estimated fair value of several or all of our reporting units.

While we believe that no goodwill impairment existed as of September 30, 2006, future economic or financial developments, including general interest rate increases or poor performance in either the national economy or individual local economies, could lead to impairment of goodwill in future periods.

Warranty Reserves

Warranty reserves are included in accrued liabilities in the consolidated balance sheets.  We record a reserve covering our anticipated warranty costs for each home closed.  We review the adequacy of warranty reserves based on historical experience and our estimate of the costs to remediate the claims, and adjust these provisions accordingly.  Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.

Off-Balance Sheet Arrangements

We invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties.  Our partners generally are unrelated homebuilders, land sellers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because such arrangements do not meet the criteria for consolidation set forth in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  We record our investments in these entities in our condensed consolidated balance sheets as “Investments in unconsolidated entities” and our pro rata share of the entities’ earnings or losses in our condensed consolidated statements of earnings as “Earnings from unconsolidated entities, net.”  See Note 4 in the accompanying financial statements for additional information related to our investments in unconsolidated entities.

We also enter into option or purchase agreements to acquire land or lots from entities, for which we generally pay non-refundable deposits.  We analyze these agreements under FIN 46R to determine whether we are the primary beneficiary of the Variable Interest Entity (“VIE”) created as result of these agreements using a model developed by management.  If we are deemed to be the primary beneficiary of the VIE because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements.  See Note 3 in the accompanying financial statements for additional information related to our off-balance sheet arrangements.

Results of Operations – Segment Analysis

The following discussion and analysis of financial condition and results of operations is based on our consolidated unaudited financial statements at and for the three and nine months ended September 30, 2006 and 2005.  All balances and transactions between us and our subsidiaries have been eliminated.  In management’s opinion, the data reflects all adjustments, consisting of only normal recurring adjustments, necessary to fairly present our financial position and results of operations for the periods presented.  The results of operations for any interim period are not necessarily indicative of results expected for a full fiscal year.

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total
Dollars	$875,743	$753,505	$2,624,968	$1,956,235
Homes closed	2,636	2,310	7,886	6,192
Average sales price	$332.2	$326.2	$332.9	$315.9
West Region
California
Dollars	$210,941	$244,703	$665,935	$667,602
Homes closed	382	406	1,166	1,130
Average sales price	$552.2	$602.7	$571.1	$590.8
Nevada
Dollars	$70,282	$52,980	$213,544	$109,662
Homes closed	177	138	538	292
Average sales price	$397.1	$383.9	$396.9	$375.6
West Region Totals
Dollars	$281,223	$297,683	$879,479	$777,264
Homes closed	559	544	1,704	1,422
Average sales price	$503.1	$547.2	$516.1	$546.6
Central Region
Arizona
Dollars	$286,390	$213,975	$802,373	$562,038
Homes closed	851	765	2,475	2,109
Average sales price	$336.5	$297.7	$324.2	$266.5
Texas
Dollars	$247,926	$197,926	$719,396	$538,110
Homes closed	1,063	879	3,090	2,452
Average sales price	$233.2	$225.2	$232.8	$219.5
Colorado
Dollars	$13,121	n/a	$32,849	n/a
Homes closed	36	n/a	89	n/a
Average sales price	$364.5	n/a	$369.1	n/a
Central Region Totals
Dollars	$547,437	$411,901	$1,554,618	$1,100,148
Homes closed	1,950	1,644	5,654	4,561
Average sales price	$280.7	$250.5	$275.0	$241.2
East Region
Florida *
Dollars	$47,083	$43,921	$190,871	$78,823
Homes closed	127	122	528	209
Average sales price	$370.7	$360.0	$361.5	$377.1

*              Results for Florida for the three and nine months ended September 30, 2005 only include Greater Homes and Colonial Homes since acquisition in February and September 2005, respectively.

Companywide.  Home closing revenue for the quarter ended September 30, 2006 increased 16% to $875.7 million from $753.5 million at the same time period a year ago as a result of a 14% increase in homes closed to 2,636 and a slight increase in average sales price.  The home closing increase is primarily due to the closing of homes in our backlog, which is comprised of sales from prior quarters when demand was stronger.

West.  The West Region’s $16.5 million decrease in home closing revenue for the third quarter of 2006 as compared to 2005 is due to the decreases in California in number of homes closed and the average sales price of those homes of 6% and 8%, respectively.  These decreases were partially offset by the performance in Nevada, which had a $17.3 million increase in home closing revenue due to a 28% increase in number of homes closed and a 3% increase in average sales price.  Our softening in demand for our homes in California, which began in the fourth quarter of 2005, is the primary cause of the West Region’s decline.  We expect these current market conditions to continue during the remainder of 2006 and into 2007, until the market re-stabilizes with the sell-off of the excess new and resale home inventories now available.

Central.  During the three months ended September 30, 2006, the Central Region experienced a $135.5 million increase in home closing revenue as compared to the prior year due to an increase in number of homes closed of 19% and average sales price increase of 12%.  These increases reflect the closings of homes ordered during 2005, where we benefited from pricing power in our Arizona markets.  Additionally, the increase in home closings in Texas to 1,063 units in the three months ended September 30, 2006 as compared to 879 in the prior year contributed $50.0 million of the Region’s increase in home closing revenue.  Furthermore, the 2006 revenues reflect the closing activity in Colorado, which only commenced home closings in the fourth quarter of 2005.

East.  In the East Region, closing revenue increased $3.2 million, which reflects the closing of five additional homes in the quarter ended September 30, 2006 versus the same quarter in the prior year and the slight increase in average sales price to $370,700 from $360,000.

Home Orders

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006	2005
Total
Dollars	$581,230		$970,535	$2,108,208	$2,857,492
Homes ordered	1,870		2,929	6,576	8,499
Average sales price	$310.8		$331.4	$320.6	$336.2
West Region
California
Dollars	$156,095		$236,709	$455,308	$844,942
Homes ordered	304		400	832	1,437
Average sales price	$513.5		$591.8	$547.2	$588.0
Nevada
Dollars	$28,444		$66,791	$111,093	$194,435
Homes ordered	68		165	279	515
Average sales price	$418.3		$404.8	$398.2	$377.5
West Region Totals
Dollars	$184,539		$303,500	$566,401	$1,039,377
Homes ordered	372		565	1,111	1,952
Average sales price	$496.1		$537.2	$509.8	$532.5
Central Region
Arizona
Dollars	$94,842		$328,379	$520,127	$914,374
Homes ordered	314		954	1,504	2,852
Average sales price	$302.0		$344.2	$345.8	$320.6
Texas
Dollars	$292,595		$304,346	$901,181	$760,437
Homes ordered	1,148		1,318	3,630	3,358
Average sales price	$254.9		$230.9	$248.3	$226.5
Colorado
Dollars	$13,324		$11,048	$37,970	$14,070
Homes ordered	34		31	98	39
Average sales price	$391.9		$356.4	$387.4	$360.8
Central Region Totals
Dollars	$400,761		$643,773	$1,459,278	$1,688,881
Homes ordered	1,496		2,303	5,232	6,249
Average sales price	$267.9		$279.5	$278.9	$270.3
East Region
Florida *
Dollars	$(4,070	)**	$23,262	$82,529	$129,234
Homes ordered	2		61	233	298
Average sales price	n/a		$381.3	$354.2	$433.7

*	Results for Florida for the three and nine months ended September 30, 2005 only include Greater Homes and Colonial Homes since acquisition in February and September 2005, respectively.

**	The negative order value is a result of the total value of orders cancelled exceeding the value of new orders taken this quarter.

Companywide.  Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.  In many of our markets, demand has softened significantly compared to the pace experienced throughout 2005 and much of 2004.  Home orders declined by 36% to 1,870 homes during the quarter ended September 30, 2006 with a value of $581.2 million, a decrease of 40% compared to the same quarter a year ago.  Our actively selling community count increased 22% to 213 at September 30, 2006, over the same period a year ago, helping to offset some of the softening in demand in many of our key markets.  Our cancellation rate for the quarter ended September 30, 2006 increased to 37% of gross sales for the quarter and 19% of beginning backlog, up from 21% and 12%, respectively, for the same time period a year ago.  In response to these market conditions, we have increased incentives to home buyers in many of these markets.

West.  During the third quarter of 2006, our West Region has experienced softer market conditions due to decreasing demand from investors and speculative buyers, higher inventory levels of unsold homes and homebuyers electing to defer purchase decisions in this transitional market.  This decrease in demand has also led to higher cancellation rates than we have historically experienced, and as a result, spec homes inventory has increased in many of our communities.

Due to these market conditions, for the third quarter of 2006, the West Region’s dollars of homes ordered dropped to $184.5 million compared to $303.5 million a year ago.  This decrease is due both to a 34% decrease in number of homes ordered and an 8% decline in the average sales price of those homes.

Central.  For the three months ended September 30, 2006, home ordered declined by 807 homes to 1,496.  The average sales price of these homes fell 4%, contributing to the $243.0 million decrease in the value of homes ordered.  These declines are primarily due to the current market condition in the homebuilding industry, which led to a $233.5 million decline in dollar value of home orders in Arizona, primarily due to a 67% decline in number of home sales down to 314 for the three months ended September 30, 2006 compared with 954 in the prior year.  Although Texas remains one of our strongest markets, there are initial signs of a slowdown reflected by a 4% decrease in dollar value of homes ordered in the quarter ended September 30, 2006 as compared to the same period in 2005.

East.  For our East Region, although we had positive net orders of two homes for the three months ended September 30, 2006, the value of homes cancelled exceeded the value of new home orders, resulting in a net $4.1 million decrease in dollar value of home orders.  The East Region continues to be our most challenging region as the homebuilding market downturn has impacted Florida most drastically.

Order Backlog

	At September 30,
	2006	2005
Total
Dollars	$1,664,840	$2,498,948
Homes in backlog	5,084	7,536
Average sales price	$327.5	$331.6
West Region
California
Dollars	$210,337	$568,611
Homes in backlog	380	1,002
Average sales price	$553.5	$567.5
Nevada
Dollars	$23,949	$163,976
Homes in backlog	90	460
Average sales price	$266.1	$356.5
West Region Totals
Dollars	$234,286	$732,587
Homes in backlog	470	1,462
Average sales price	$498.5	$501.1
Central Region
Arizona
Dollars	$556,456	$889,723
Homes in backlog	1,456	2,734
Average sales price	$382.2	$325.4
Texas
Dollars	$691,250	$535,417
Homes in backlog	2,713	2,391
Average sales price	$254.8	$223.9
Colorado
Dollars	$16,943	$14,070
Homes in backlog	41	39
Average sales price	$413.2	$360.8
Central Region Totals
Dollars	$1,264,649	$1,439,210
Homes in backlog	4,210	5,164
Average sales price	$300.4	$278.7
East Region
Florida
Dollars	$165,905	$327,151
Homes in backlog	404	910
Average sales price	$410.7	$359.5

Companywide.  Our backlog represents net sales contracts that have not closed. Our September 30, 2006 backlog value was $1.7 billion, comprised of 5,084 homes. These amounts declined 33% compared to a year ago, consistent with our softening overall order trends.

West.  The West Region’s 68% decrease in number of homes in backlog to 470 as of September 30, 2006 as compared to 2005 is due to the closings of homes coupled with lower home orders, which is due to higher cancellation rates, the lack of buyer confidence and difficulties our customers are experiencing selling their existing homes.

Central.  The Central Region’s 4,210 homes in backlog at September 30, 2006 is a 954 decrease from a year ago.  This decrease, partially offset by the 8% increase in the average sales price of these homes, led to a $174.6 million decrease in dollars of backlog for this region.  The decline is due to the slowdown of the homebuilding markets in Arizona, as discussed above, partially offset by the strength of the Texas backlog, which experienced a $155.8 million increase as of September 30, 2006 versus a year ago.

East.  The East Region’s decline of $161.2 million in dollars of backlog to $165.9 million at September 30, 2006 versus 2005 highlights the current difficult market experienced in Florida.  The 56% decrease in the number of homes in backlog as of September 30, 2006 when compared to the same period in 2005 is due to the tightening of the market and increased use of incentives offered to customers.  We expect this trend to continue for the remainder of 2006 and through 2007 until the homebuilding markets recover as excess home inventory is sold.

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Home Closing Gross Profit

West — Dollars	$49,613	$81,330	$197,827	$214,564
West — Percent of homes closings revenue	17.6%	27.3%	22.5%	27.6%

Central — Dollars	$121,029	$89,147	$371,672	$221,003
Central — Percent of home closings revenue	22.1%	21.6%	23.9%	20.1%

East — Dollars	$7,145	$7,534	$41,818	$14,472
East — Percent of home closings revenue	15.2%	17.2%	21.9%	18.4%

Total — Dollars	$177,787	$178,011	$611,317	$450,039
Total — Percent of home closing revenue	20.3%	23.6%	23.3%	23.0%

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

Home closings gross profit percentage decreased to 20.3% for the three months ended September 30, 2006 as compared 23.6% for the three months ended September 30, 2005, primarily as a result of higher home costs, due to both higher lot costs and $9 million of cancelled lot options and inventory write-downs.  For the nine months ended September 30, 2006, home closing gross profit margin of 23.3% versus 23.0% for year-to-date September 30, 2005 remained consistent as homes closed during these periods reflect sales from prior quarters during which we had pricing power that allowed us to increase home sale prices to match market conditions.

Home closing gross profit for the nine months ended September 30, 2006 includes $16.3 million related to the write-off of land acquisition and development costs, option deposits and inventory impairments. These write-offs were the result of the Company’s review of the fair value of its real estate assets and the decision that the acquisition of certain properties under contract was no longer economically viable.  In the future, we believe that as prices moderate in certain key markets and a greater mix of our sales come from markets with lower margins, such as Texas, our margins will trend lower from the historically high levels experienced during the last two years. In addition, in recent quarters, we have increased the number, type and amount of incentives we offer in those markets that have experienced softening demand.  The types of incentives we offer vary from market to market, community to community and model to model and may include a discount on home price, free or discounted upgrades and options, and the payment of a portion of the buyer’s closing costs. Increasing incentives can also be expected to have an adverse effect on our gross and net margins over the next several quarters.

West.  Our West Region experienced a significant drop in home closing gross profit percentage to 17.6% and 22.5% for the three and nine months ended September 30, 2006, respectively, when compared to 27.3% and 27.6%, respectively, in the same periods of the prior year.  These decreases are primarily the result of the lower average sales price of closed homes in

California, as previously discussed, without corresponding decreases in cost of homes.  Additionally, California recorded $3.7 million and $9.7 million of inventory and option write-downs for the three- and nine-month periods ended Setpember 30, 2006, respectively; there were no such charges in 2005.  The 2005 margins also reflect the peak of California’s recent homebuilding market boom, contributing to the large decrease between the years.

Central.  The Central Region’s 22.1% home closing gross profit for the three months ended September 30, 2006 is relatively consistent with the same period of 2005.  The 23.9% margin for year-to-date September 30, 2006 as compared to 20.1% in the prior year reflects the strong pricing power of the Arizona homes closed in early 2006 from sales orders recorded in 2005 and the stable Texas margins, which experienced slight increases in home sales prices as well.  As the 2005 homes in backlog for Arizona now generally reflect sales made during softer market conditions, we expect to see a decline in the Central Region’s margins for the remainder of 2006.

East.  Home closing gross profit percentage for the three months ended September 30, 2006 declined to 15.2% from 17.2% a year ago.  Although the average sales price per home closed for the quarter ended September 30, 2006 increased slightly over the prior year, this was primarily a function of the mix of type of home closed.  Sales prices for comparable homes — and therefore gross profit margins — decreased significantly due to the softening of the Florida market previously discussed.  Additionally, Florida recorded $3.5 million and $3.9 million of inventory and option write-downs for the three- and nine-month periods ended September 30, 2006, respectively; there were no such charges in 2005.  Gross margins for the East Region were also impacted by the impairment charges noted above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Commissions and Other Sales Costs
Dollars	$55,934	$39,635	$156,810	$106,975
Percent of home closing revenue	6.4%	5.3%	6.0%	5.5%

General and Administrative Costs
Dollars	$34,347	$31,894	$128,413	$82,529
Percent of total revenue	3.9%	4.2%	4.9%	4.2%

Income Taxes
Dollars	$34,908	$42,249	$134,058	$92,331
Percent of earnings before income taxes	37.0%	37.6%	38.3%	37.5%

Commissions and Other Sales Costs

Commissions and other sales costs, such as advertising and sales office expenses, as a percentage of home closing revenue, increased to 6.4% and 6.0%, respectively for the three and nine months ended September 30, 2006 from 5.3% and 5.5%, respectively for the three and nine months ended September 30, 2005.  These increases are the result of a larger percentage of our homes being sold with the participation of outside commissioned sales agents, which results in higher commission costs, as well as additional costs incurred for increased sales and marketing efforts in our weaker markets.

General and Administrative Costs

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses as a percentage of total revenue decreased to 3.9% for the three months ended September 30, 2006 from 4.2% for the three months ended September 30, 2005. This decline represents our concentrated efforts to control overhead expenses.  For the three months ended September 30, 2006, general and administrative expense includes approximately $3.1 million (pre-tax) of costs related to severance and stock-based compensation related to our adoption of SFAS No. 123R.

General and administrative expenses as a percentage of total revenues increased to 4.9% for the nine months ended September 30, 2006 from 4.2% for the same period of the prior year.  This increase is primarily due to $12.8 million (pre-tax) of severance and other employee departure costs, approximately $11.7 million (pre-tax) of which related to the departure of our former Co-CEO. In addition, we recorded $9.3 million (pre-tax) of stock-based compensation costs in the nine months ended September 30, 2006 due to the adoption of SFAS No. 123R.

Income Taxes

The effective tax rate remained relatively consistent for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.  The increase in the effective tax rate to 38.3% for the nine months ended September 30, 2006 from 37.5% in the same time period a year ago is primarily attributable to non-deductible executive incentive compensation and the impact of incentive stock options under SFAS No. 123R, which was implemented at the beginning of 2006.  This increase was partially offset by the deduction related to qualified production activities provided by the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Our principal uses of capital for the three months ended September 30, 2006 were operating expenses, land and property purchases, lot development, home construction, income taxes, investments in joint ventures, repurchases of our common stock and the payment of various liabilities.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

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

We enter into various options and purchase contracts for land in the normal course of business.  Currently, none of these agreements require us to purchase lots.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts, although as demand slows, in some instances starts may fall below the pre-established minimum number.  This could force us to purchase lots in advance of corresponding sales, re-negotiate the takedown schedule, or discontinue lot purchases and forfeit the related non-refundable option deposit.  At September 30, 2006, our total option and purchase contracts had purchase prices in the aggregate of approximately $2.8 billion, on which we had made deposits of approximately $195.5 million in cash along with approximately $68.2 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying condensed consolidated financial statements.

At September 30, 2006, there was $279.0 million outstanding under our senior unsecured revolving credit facility and approximately $105.1 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts.  In addition, we had approximately $309.7 million in surety and performance bonds outstanding at September 30, 2006.  After considering our most restrictive bank covenants and borrowing base limitations, we have an additional $468 million of our current bank facility available for us to borrow.

On May 16, 2006, we amended and restated our senior unsecured revolving credit facility (“New Credit Agreement”).  Under the New Credit Agreement, our credit facility was increased from $600 million to $800 million, and the term was extended from May 2009 to May 2010.  On June 30, 2006, we amended our New Credit Agreement to increase our borrowing capacity under the Credit Agreement by $50 million and to make certain other minor changes.  The total borrowing capacity of the credit facility is now $850 million.  The increase in capacity was made pursuant to an accordion feature contained in the Credit Agreement.

At September 30, 2006, the aggregate principal amount of our outstanding 7% senior notes due 2014 totaled approximately $130.1 million, which includes unamortized premiums of approximately $0.1 million, and the aggregate principal amount of our outstanding 6.25% senior notes due 2015 totaled approximately $348.5 million, which includes unamortized discounts of approximately $1.5 million.  During the second quarter of 2006, we repurchased the remaining $1.2 million of our outstanding 9.75% senior notes.

Although we believe that our current borrowing capacity, cash on hand and anticipated net cash flows from operations are and will be sufficient to meet liquidity needs for the foreseeable future, certain events may occur, particularly in light of the current slowdown of the homebuilding market, which may require additional capital outlays beyond our historical levels.  Such events include the acquisition of land from our lots under option prior to the sale of a corresponding home and the buildup of unsold inventory due to higher than anticipated cancellation rates.  We believe our future cash needs will include funds for the completion of projects that are underway, the acquisition of land and property for new projects, the maintenance of our day-to-day operations, repurchases of common stock and the acquisition or start-up of additional homebuilding operations, should the opportunities arise.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we incur may be limited by the terms of the indentures governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

Off-Balance Sheet Arrangements

Reference is made to Notes 1, 3 and 4 in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  These notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements on this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 include statements concerning: the demand for and the pricing of our homes; our expectations about trends in gross and net margins, spec home inventories, incentives, cancellations, sales orders, sales prices, mix of sales across our different geographic areas; the growth potential of the markets we operate in; our acquisition strategy; demographic and other trends related to specific markets and the homebuilding industry in general and our ability to capitalize on them; the future supply of housing inventory in our markets and the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our operations and growth strategy; our ability and willingness to acquire land under option or contract; the benefits of our lot acquisition strategy; the impact of changes in interest rates on our outstanding debt; our expected amortization expense in future periods; the impact of recently issued accounting pronouncements; seasonal trends; our strategy with respect to the acquisition of our common stock; and the future impact of deferred tax assets or liabilities.   Such statements are subject to significant risks and uncertainties.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” and under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and include:

•      fluctuations in demand, pace of sales orders, cancellation rates and home prices in our markets;

•      potential for write-downs or write-offs of assets or deposits; interest rates and changes in the availability and pricing of residential mortgages;

•      a decline in housing affordability; our success in locating and negotiating favorably with possible acquisition candidates;

•      the success of our program to integrate existing operations with any new operations or those of past or future acquisitions, including Colonial Homes of Florida and Greater Homes, Inc.;

•      our increased investments in land acquisitions and development joint ventures;

•      our dependence on key personnel and the availability of satisfactory subcontractors;

•      our ability to take certain actions because of restrictions contained in the indentures for our senior notes and the agreement for our unsecured credit facility;

•      our lack of geographic diversification; the cost and availability of insurance, including the unavailability of insurance for the presence of mold;

•      our potential exposure to natural disasters;

•      the impact of inflation; the impact of construction defect and home warranty claims;

•      the strength and competitive pricing of the single-family housing market;

•      demand for and acceptance of our homes;

•      changes in the availability and pricing of real estate in the markets in which we operate;

•      our ability to acquire additional land or options to acquire additional land on acceptable terms, particularly in our start-up markets;

•      our exposure to obligations under performance and surety bonds, performance guarantees and letters of credit;

•      general economic slow downs; consumer confidence, which can be impacted by economic and other factors such as terrorism, war, or threats thereof and changes in energy prices or stock markets;

•      inflation in the cost of materials used to construct our homes; our level of indebtedness and our ability to raise additional capital when and if needed; and

•      legislative or other initiatives that seek to restrain growth or new housing construction or similar measures and other factors identified in documents filed by us with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility.  The interest rate for this facility fluctuates with the prime and Eurodollar lending rates.  As of September 30, 2006, we had $279.0 million drawn under our senior revolving credit facility that is subject to changes in interest rates.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $130.1 million in principal of our 7% senior notes due 2014 and $348.5 million in principal of our 6.25% senior notes due 2015.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings until we would be required to refinance such debt.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management with the participation of our chief executive officer and chief financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exhange Act, as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ending June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and the Form 10-Q (referenced above) are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following table summarizes our purchases of our own equity securities during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2006	—	—	—	$34,099,605
August 1-31, 2006	100,000	$38.96	100,000	$130,203,425
September 1-30, 2006	—	—	—	$130,203,425
Total	100,000	$38.96	100,000	$130,203,425

In November 2004, we announced that the Board of Directors had approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  The program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  In August 2006, the Board of Directors authorized an additional $100 million under this program.  There is no stated expiration date for this program.  In the first quarter of 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.  In the second quarter of 2006, we repurchased 1,000,000 shares from John R. Landon, our former Co-CEO and Co-Chairman, for $52.19 per share.  In August 2006, we repurchased 100,000 shares at an average price of $38.96 a share.  As of September 30, 2006, we had approximately $130.2 million available to repurchase shares under this program.

Reference is made to Note 6 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  This note discusses limitations on our ability to pay dividends.

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive 2006 Proxy Statement

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793

10.1	Amendment to Meritage Homes Corporation 2006 Stock Incentive Plan	Filed herewith

10.2	Employment Agreement, dated September 26, 2006, between the Company and Sandra R.A. Karrmann	Incorporated by reference to Exhibit 10.1 of Form 8-K dated September 26, 2006

10.3	Amended and Restated Change of Control Agreement, dated September 26, 2006, between the Company and Sandra R.A. Karrmann	Incorporated by reference to Exhibit 10.2 of Form 8-K dated September 26, 2006

10.4	Employment Agreement, dated October 16, 2006, between the Company and Steven Davis	Incorporated by reference to Exhibit 10.1 of Form 8-K dated October 16, 2006

10.5	Change of Control Agreement, dated October 16, 2006, between the Company and Steven Davis	Incorporated by reference to Exhibit 10.2 of Form 8-K dated October 16, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of November 2006.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

By	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
10.1	Amendment to Meritage Homes Corporation 2006 Stock Incentive Plan
10.2	Employment Agreement, dated September 26, 2006, between the Company and Sandra R.A. Karrmann
10.3	Amended and Restated Change of Control Agreement, dated September 26, 2006, between the Company and Sandra R.A. Karrmann
10.4	Employment Agreement, dated October 16, 2006, between the Company and Steven Davis
10.5	Change of Control Agreement, dated October 16, 2006, between the Company and Steven Davis
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer