Form 10-K
period 2006-12-31
Meritage Homes CORP
filed 2007-02-26
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9977

(Exact Name of Registrant as Specified in its Charter)

Maryland	86-0611231
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17851 North 85th Street, Suite 300, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)

(480) 515-8100

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (26,074,616 shares) as of June 30, 2006, was $1,232,025,606, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

The number of shares outstanding of the registrant’s common stock on February 16, 2007 was 26,152,816.

DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 16, 2007 have been incorporated by reference into Part III, Items 10, 11, 12 , 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business

The Company

Meritage Homes is a leading designer and builder of single-family attached and detached homes in the fast-growing southern and western United States, based on the number of home closings. We offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers. We have operations in three regions:  West, Central and East, which are comprised of 14 metropolitan areas in six states.  These three regions are our principal business segments.  Please refer to Note 13 of the consolidated financial statements for information regarding our operating and reporting segments.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for certain communities in Arizona, where we operate under the name of Monterey Homes, and in Texas, where we operate in certain communities as Legacy Homes, Meritage Homes and Monterey Homes. At December 31, 2006, we were actively selling homes in 213 communities, with base prices ranging from approximately $100,000 to $1,176,000.

Available Information; Corporate Governance

Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. At December 31, 1996, through a merger, we acquired the homebuilding operations of our predecessor company. We currently focus exclusively on homebuilding and related activities and no longer operate as a real estate investment trust.

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

Meritage operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee and nominating/governance committee. The charter of each of these committees is available on our website, along with our Code of Ethics and our Corporate Governance Principles and Practices. Our committee charters, Code of Ethics and Corporate Governance Principles and Practices are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address:  Meritage Homes Corporation, 17851 North 85th Street, Suite 300, Scottsdale, Arizona 85255, Attention:  Legal Department. Our telephone number is (480) 515-8100.

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

•                  developing smaller parcels, which generally consist of projects that can be completed within a three- to four-year period;

•                  controlling a significant portion of our land inventory through rolling options and land purchase contracts with initial deposit requirements typically between 5% and 15% of the land price;

•                  managing housing inventory by pre-selling and obtaining customer deposits on most of our homes prior to starting construction;

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

Margin focus. We believe that our focus on achieving good margins results in greater profitability during strong economic periods and also enables us to realize lower break-even points to provide greater pricing flexibility during slower economic periods.  In addition to maintaining low overhead costs, we actively manage construction costs and pricing and marketing strategies in order to maximize margins. We seek to optimize our mix of available housing upgrades and customization features to offer the highest value to customers at the lowest cost. Within our pricing structure we provide our sales and marketing professionals with the autonomy and flexibility to respond rapidly to changing market dynamics by customizing our sales programs and customer incentives.  We believe these are some of the strategies that should help improve our margins during the current housing downturn.

Experienced management team.  Members of our senior management team have extensive experience in the homebuilding industry as well as in-depth knowledge of the markets that we serve.  Our chief executive officer and most of our senior executives have extensive homebuilding experience, and have delivered successful results through varying homebuilding cycles.

Product breadth and geographic diversity. We believe that our product breadth and geographic diversity enhance our growth potential and help to reduce exposure to any specific economic cycle. We tailor our product offerings to local markets and changing demographics and customer preferences. In most of our markets we typically focus on the first and second-time move up markets. We also offer niche products in certain markets. For example, in Arizona, Texas and California we build within the luxury market; in California and Florida we build within the multi-story condo market and in Arizona we build within the active adult market.

Business Strategies

We seek to distinguish ourselves from other production homebuilders through the following business strategies:

Focus on high growth markets. Our operations are located in six rapidly growing western and southern states: Texas, Arizona, California, Nevada, Colorado and Florida. These areas are generally characterized by high job and population growth trends, which have historically created strong demand for new housing, and we believe these to be attractive homebuilding markets with opportunities for long-term growth. Our operations in Texas, Arizona, California and Nevada are well established and we believe that we have developed a reputation for building distinctive quality homes within these markets.

Expand into new and within existing markets. We continuously evaluate expansion opportunities through strategic acquisitions of other homebuilders and internal growth through expansion of our product offering in existing markets or start-up operations in new geographic areas. In pursuing expansion, we explore markets with demographic and other growth characteristics similar to our current markets and seek to acquire entities with operating policies and earnings-focused philosophies similar to ours. Within the last three years, we began start-up operations in Denver, Colorado, Orlando, Florida and Reno, Nevada, and acquired operations in Ft. Myers/Naples and Orlando, Florida, which we believe are geographic markets that possess favorable long-term demographic and growth characteristics.

In the past nine years we have successfully completed eight acquisitions, enabling us to substantially increase our revenue and earnings, expand our geographic footprint, increase our share of existing markets and develop new product lines, such as active adult housing for the Arizona retirement market and condominiums in certain markets.

Efficient cost structure. Throughout our history, we have focused on minimizing construction costs and overhead, which we believe are key factors in maintaining high margins and profitability. We minimize costs and overhead by:

•                  using subcontractors for home construction and site improvements on a fixed-price basis;

•                  obtaining favorable pricing from subcontractors through long-term relationships and high volume;

•                  reducing interest and carrying costs by minimizing our inventory of unsold homes and minimizing the home construction cycle;

•                  delaying construction on most homes until they are under contract, the buyers have paid earnest money deposits (typically ranging from 2-5% and averaging 3.5% year-end), and the buyers have obtained preliminary approval for a mortgage loan;

•                  centralizing certain administrative activities; and

•                  monitoring homebuilding production, scheduling and budgeting through management information systems.

Superior design, quality and customer service. We seek to maximize customer satisfaction by offering homes that are built with quality materials and craftsmanship, exhibit distinctive design features and are situated in premium locations. We believe that we generally offer higher quality homes in their defined price range or category compared to those built by our competitors. In addition, we seek to achieve the highest level of customer satisfaction as an integral part of our competitive strategy. For example, as part of the sales process, our experienced sales personnel continually inform customers of their home’s construction progress, and after delivery, our customer care departments respond to homebuyers’ questions and warranty matters.

Markets and Products

We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
San Francisco Bay Area, CA	1998
Sacramento, CA	1998
Las Vegas, NV	2002
San Antonio, TX	2003
Los Angeles (Inland Empire), CA	2004
Denver, CO	2004
Orlando, FL	2004
Reno, NV	2005
Ft. Myers/Naples, FL	2005

The chart above reflects the dates our predecessor companies entered our Texas and Arizona markets.

Our homes range from entry level to semi-custom luxury, with base prices ranging from approximately $100,000 to $1,176,000. A summary of activity by region as of and for the year ended December 31, 2006, follows (dollars in thousands):

	Year Ended December 31, 2006		At December 31, 2006
	# of Homes Closed	Avg. Closing Price	Homes in Backlog	$ Value of Backlog	Home Sites Controlled (1)	# of Actively Selling Communities
West Region
California	1,471	$557.8	226	$129,816	4,880	26
Nevada	620	394.1	57	21,725	2,393	5
West Region Total	2,091	509.3	283	151,541	7,273	31

Central Region
Arizona	3,355	328.7	905	347,306	14,649	42
Texas	4,263	233.8	2,209	582,163	17,539	121
Colorado	112	365.0	45	18,783	817	6
Central Region Total	7,730	276.9	3,159	948,252	33,005	169

East Region
Florida	666	359.0	243	100,268	3,797	13

Total Company	10,487	$328.4	3,685	$1,200,061	44,075	213

(1)          “Home Sites Controlled”  is the estimated number of homes that could be built on lots controlled by the Company, both on lots available for sale and on land expected to be developed into lots.

Land Acquisition and Development

Our goal is to maintain a four- to five-year lot supply which we believe provides an appropriate planning horizon to address regulatory matters and land development.  We typically acquire land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to development agreements and tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits prior to and during development. The process of obtaining such approvals and permits can substantially delay the development process. We may consider, on a limited basis, purchasing unentitled property when we can do so in a manner consistent with our business strategy. Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we also purchase larger parcels, in many cases with joint venture partners. In some cases, these joint ventures purchase undeveloped land and develop the land themselves.

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

We acquire land through options and land purchase contracts. Purchases are generally financed through our corporate borrowings or working capital. Acquiring our land through option contracts allows us to control lots and land through third parties who own or buy properties on which we plan to build homes. We enter into option contracts to purchase finished lots at a certain price during a specified period of time from these third parties as home construction begins. These contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 15% of the sales price. At December 31, 2006, we had approximately $168.1 million in cash deposits and $64.3 million in letters of credit deposits on real estate under option or contract. The total value of land under option or contract at that time was approximately $2.1 billion. We believe the use of options limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns.  As market conditions change, we may attempt to re-negotiate the option or purchase contracts to achieve terms that are more in line with market conditions.  Such adjustments can include deferment or reduction in lot takedown requirements or price concessions.  If we are unsuccessful in these re-negotiations, we may determine that a project is no longer feasible or desirable and cancel these contracts, usually resulting in the forfeiture of our option deposits.  During 2006, we terminated options on approximately 7,200 lots and wrote off option deposits and pre-acquisition costs of $54.6 million.  Additional information relating to our lots and land under option is presented in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned, in the accompanying consolidated financial statements.

Once we secure land, we generally initiate development through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other improvements and refinements. We frequently build homes in master-planned communities with home sites that are along or near a major amenity, such as a golf course.

We develop a design and marketing concept tailored to each community, which includes the determination of size, style and price range of homes. We also typically determine street layout, individual lot size and layout, and overall community design for these projects. The product lines offered depend upon many factors, including the housing generally available in the area, the needs of a particular market, and our lot costs for the project; though we are sometimes able to use standardized design plans for a product line.

The following table presents information as of December 31, 2006 (dollars in thousands):

	Number of Lots Owned (1)	Number of Lots Under Contract or Option (1)(2)	Total Number of Lots Controlled
West Region
California	955	3,925	4,880
Nevada	454	1,939	2,393
West Region Total	1,409	5,864	7,273

Central Region
Arizona	1,885	12,764	14,649
Texas	3,802	13,737	17,539
Colorado	136	681	817
Central Region Total	5,823	27,182	33,005

East Region
Florida	322	3,475	3,797

Total Company	7,554	36,521	44,075

Total book cost (3)	$582,260	$167,330	$749,590

(1)           Excludes lots with finished homes or homes under construction. The number of lots is estimated and is subject to change.

(2)           There can be no assurance that we will actually acquire any lots under option or properties in which we have entered into a variety of contractual relationships, including purchase agreements with customary conditions precedent and other similar arrangements. These amounts do not include 3,720 lots under contract with refundable earnest money deposits of approximately $800,000 for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contract, but include 6,424 lots under option contracts with joint ventures in which we are a member.

(3)           For Lots Owned, book cost primarily represents land, development, interest and common costs. For Lots under Contract or Option, book cost primarily represents earnest deposits and option deposits.

Construction Operations

We act as the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic-proximity basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids, when appropriate. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms to minimize costs of construction. Our project managers and field superintendents coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and monitor compliance with zoning and building codes. At December 31, 2006, we employed approximately 830 construction operations personnel.

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

We generally build and sell homes in clusters or phases within our larger projects, which we believe creates efficiencies in land development and home construction, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Our homes are typically completed within four to nine months from the start of construction, depending upon the geographic location and the size and complexity of the home. Construction schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically have not entered into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations.

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

We use furnished model homes as tools in demonstrating to prospective homebuyers the advantages of the designs and features of our homes. We generally employ or contract with interior and landscape designers who are responsible for creating attractive model homes and complexes with many built-in options for each product line within a project. We generally build between one and four model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered.  We often sell our model homes to, and lease them back from, institutional investors who purchase the homes for investment purposes or from individual buyers who do not intend to occupy the home immediately. At December 31, 2006, we owned 75 and leased 357 model homes and had an additional 87 models under construction. As of December 31, 2006, monthly payments for our leased models were approximately $433,000, of which approximately $176,000 is accounted for as interest on debt related to our model lease program. See Note 5 for further detail.

Our homes generally are sold by full-time or part-time, commissioned employees who typically work from a sales office located in one of the model homes for each project. At December 31, 2006, we had approximately 580 sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our operating policies and housing products. To achieve this goal, we train our sales associates and conduct regular meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans and the available product lines, pricing, options and warranties offered. Our sales associates are licensed real estate agents where required by law. Independent brokers also sell our homes, and are usually paid a sales commission based on the price of the home. Our sales associates assist our customers in selecting upgrades or in adding available customization features to their homes, which we design to appeal to local consumer demands.  We may also offer various sales incentives, such as landscaping or interior upgrades, to attract buyers. The use and type of incentives depends largely on economic and local competitive market conditions.

Backlog

Most of our  home sales are made under standard sales contracts signed before construction of the home begins. The contracts require cash deposits and are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered “backlog.”  Sales contingent upon the sale of a customer’s existing home are not included as new sales contracts until the contingency is removed. We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract; however, these homes are excluded from backlog until a sales contract is signed. At December 31, 2006, of our homes in inventory, 19.4% were under construction without sales contracts and 13.0% were completed homes without sales contracts. Of the 32.4% of homes without sales contracts, a substantial majority resulted from cancelled home sale contracts as opposed to our building a home before obtaining a sales contract.  We believe that during 2007 we will deliver to customers substantially all homes in backlog at December 31, 2006.

Our backlog decreased to 3,685 units with a value of approximately $1.2 billion at December 31, 2006 from 6,394 units with a value of approximately $2.2 billion at December 31, 2005. These decreases are due to deteriorating market conditions during 2006, which resulted in lower sales volumes and selling prices, high cancellation rates and increased closings during 2006.

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

We generally provide for each home a one- to two-year limited warranty on workmanship and building materials.  Various of the states in which we build homes also have laws providing statutory warranties related to structural defects that generally range in duration from 8 to 15 years.  We generally require our subcontractors to provide an indemnity and a certificate of insurance before beginning work, which means that claims relating to workmanship and materials are generally the subcontractors’ responsibility. Reserves for future warranty costs are established based on Company and industry-wide historical experience within each division or region, and are recorded when the homes are closed. Reserves generally range from 0.42% to 0.83% of a home’s sale price. Historically, these reserves have been sufficient to cover warranty repairs.

Competition and Market Factors

The development and sale of residential property is a highly competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources and lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

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

Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when we receive recorded maps or plats and building permits. In addition, communities occasionally impose construction moratoriums. Because most of our land is entitled, construction moratoriums generally would not affect us in the near term unless they arose from health, safety or welfare issues, such as insufficient water, electric or sewage facilities. In the long term, we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future.

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

Employees, Subcontractors and Consultants

At December 31, 2006, we had approximately 1,950 full-time employees, including approximately 540 in management and administration, 580 in sales and marketing, and 830 in construction operations. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to most of our employees.

We act solely as a general contractor, and all construction operations are supervised by our project managers and field superintendents who manage third party subcontractors. We use independent consultants and contractors for architectural, engineering, advertising and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.

Investments in Unconsolidated Entities

We participate in numerous joint ventures with independent third parties (approximately 25 joint ventures at December 31, 2006) relating to the purchase and development of land. We have less than a controlling interest in these types of entities. We typically enter into these joint ventures with other homebuilders, land sellers or real estate investors to provide us and the other joint venture partners with a means of accessing larger parcels and lot positions. The typical joint venture acquires raw land and processes the property through the entitlement process and, in some cases, develops the property into partially or fully finished lots. These joint ventures are usually obligated to sell all or a part of the property or lots to the joint venture members (at the respective member’s option), generally at prevailing fair market values (either at the time of acquisition or the time of sale). In some cases, part of the property is sold to non-member homebuilders, commercial developers and other third parties. Our participation in these types of joint ventures is an increasingly important part of our business model, and we expect it to continue to be in the future.

In connection with these types of joint ventures, we and/or joint venture partners provide certain types of guarantees, indemnification arrangements with surety and performance bond providers and environmental indemnities. Reference is made to Part II, Item 7 in this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” for a discussion of these items.

We also participate in joint ventures relating to the provision of mortgage brokerage and title services. The purpose of these joint ventures is to establish relationships with providers of mortgage brokerage and title services in order to facilitate the design of products and services that can be offered to our customers at attractive prices in a convenient manner. We believe these types of joint ventures provide a valuable service to our customers and provide us with additional revenue and profit opportunities, although at the current time these types of arrangements are not a significant component of our business.

At December 31, 2006, we had approximately $111.1 million invested in joint ventures involved in the purchase, development and/or sale of land. We also had approximately $3.2 million invested in mortgage brokerage and title service joint ventures. In 2006, we reported pre-tax earnings of $3.7 million related to our share of the earnings of our land joint ventures and $16.7 million related to our share of the earnings of our mortgage-brokerage and title service joint ventures. For our land joint ventures, we do not recognize profits on lots or land that we acquire from the joint venture, but instead defer any profits until we sell the related homes to third party homebuyers.

Item 1A. Risk Factors

Interest Rates and Mortgage Financing.  In general, housing demand is adversely affected by increases in interest rates and the unavailability of mortgage financing.  Increased cancellations could increase the available inventory of homes, which may reduce prices and reduce the availability of future financing for home buyers.  Most of our buyers finance their home purchases through third-party lenders providing mortgage financing.  If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material.  Long-term interest rates currently remain at low levels; however, rates have generally increased during the last couple of years from historically low levels and it is impossible to predict future increases or decreases in market interest rates.

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

Housing Affordability and Market Conditions.  As a participant in the homebuilding industry, we are subject to market forces beyond our control.  In general, housing demand can be impacted by the affordability of housing.  In recent periods, the affordability of housing has declined in many of our markets, which could adversely affect the ability of our customers, particularly first-time homebuyers, to afford our product offerings.  In addition, many homebuyers need to sell their existing homes in order to purchase a new home from us, and a weakening of the home resale market or a decrease or leveling in home sale prices could adversely affect that ability.  Some commentators believe that the prices of homes are inflated and may decline, or continue to decline, if the demand for homes weakens.  A decline in prices for homes could have an adverse effect on our homebuilding business.

Cancellations.  Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home.  Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices.  If home prices decline, interest rates increase or if there is a national or local economic decline, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund.  Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

Future Expansion.  We may continue to consider growth or expansion of our operations in our current markets or in other areas of the country.  Our expansion into new or existing markets could have a material adverse effect on our cash flows and/or profitability.  The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions.  New acquisitions may result in the incurrence of additional debt.  Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

Dependence on Subcontractors.  We conduct our construction operations only as a general contractor.  Virtually all architectural, construction and development work is performed by unaffiliated third-party subcontractors.  As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractor for the design and construction of our homes.  We cannot assure you that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors.  In addition, inadequate subcontractor resources could have a material adverse affect on our business.

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

Increased Investments in Joint Ventures.  We participate in numerous land acquisition and development joint ventures with independent third parties, in which we have less than a controlling interest.  Our participation in these types of joint ventures has increased over the last couple of years and we expect to continue to use joint ventures in the foreseeable future.  These joint ventures provide us with a means of accessing larger parcels and lot positions and help us expand our marketing opportunities and manage our risk profile.  However, these joint ventures often acquire parcels of raw land without entitlements and as such are subject to a number of development risks that our business does not face directly.  These risks include the risk that anticipated projects could be delayed or terminated because applicable governmental approvals cannot be obtained at reasonable costs, if at all.  In addition, the risk of construction and development cost overruns can be greater for a joint venture where it acquires raw land compared to our typical acquisition of entitled lots.  These increased development and entitlement risks could have a material adverse effect on our financial position or results of operations if one or more joint venture projects is delayed, cancelled or terminated or we are required, whether contractually or for business reasons, to invest additional funds in the joint venture to facilitate the success of a particular project.

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

Colonial Homes and Greater Homes Acquisitions.  In February and September 2005, we completed the acquisitions of substantially all of the homebuilding operations of Colonial Homes of Ft. Myers/Naples, Florida, and Greater Homes of Orlando, Florida, respectively.  The integration of Colonial and Greater Homes into our operations following the acquisitions involved a number of challenges.  In particular, the combined companies experienced attrition among management and personnel.  In general, the integration of acquired companies requires, among other things, coordination of management, administrative and other functions.  Failure to overcome these challenges or any other problems could cause financial condition, results of operations and competitive position to decline.  Our integration of the Colonial Homes and Greater Homes acquisitions assumed certain synergies and other benefits.  We cannot assure you that unforeseen factors will not offset the intended benefits of these acquisitions in whole or in part.

Attached Product and Condominium Offerings.  We recently expanded our business into condominium construction and sales in certain markets in which we operate and we face challenges and risks with such endeavors.  Previously, our business had typically involved only the construction and sale of single-family homes.  The construction and sale of condominium homes involves different construction processes and subcontractors and, to a degree, different customers.  In addition, condominium homes typically involve more extensive sales and warranty regulations.

Dependence on Key Personnel.  Our success largely depends on the continuing services of certain key employees, including our Chief Executive Officer, Steven J. Hilton, and our ability to attract and retain qualified personnel.  We have an employment agreement with Mr. Hilton but we do not have employment agreements with certain other key employees.  We believe that Mr. Hilton possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate.  In addition, Mr. Hilton has cultivated key contacts and relationships with important participants in the land acquisition process in our various markets across the country.  The loss of the services of Mr. Hilton and other key employees could harm our operations and business plans.

Limited Geographic Diversification.  We have operations in Texas, Arizona, California, Nevada, Colorado and Florida.  Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

Increased Insurance Costs.  Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  We believe that we have maintained adequate insurance coverage to insure against these types of claims for homes completed before October 1, 2003.  Insurance carriers have been excluding from policies of many homebuilders coverage for claims arising from the presence of mold and, as of October 1, 2003, our insurance policy began excluding mold coverage.  If our retentions are not sufficient to protect against these types of claims or if we are unable to obtain adequate insurance coverage, a material adverse effect on our business, financial condition and results of operations could result if we are exposed to claims arising from the presence of mold in the homes that we build.

Natural Disasters.  We have significant homebuilding operations in Texas, California and Florida.  Some of our markets in Texas and Florida occasionally experience extreme weather conditions such as tornadoes and/or hurricanes.  California has experienced a significant number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years.  We do not insure against some of these risks.  These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in losses that exceed our insurance coverage.  We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials.  Any of these events could cause a decrease in our revenue, cash flows and earnings.

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

Homebuilding Industry Factors.  The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions such as employment levels, availability of financing, interest rates, and consumer confidence.  These factors can negatively affect demand for and cost of our homes.  We are also subject to various risks, many of which are outside of our control, including delays in construction schedules, cost overruns, changes in governmental regulations (such as no- or slow-growth initiatives), availability of land, availability of option financing, increases in inventories of new and existing homes, increases in real estate taxes and other local government fees, and raw materials and labor costs.

We are also subject to the potential for significant variability and fluctuations in the cost and availability of real estate.  Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we are now acquiring larger parcels in many cases with a joint venture partner.

Impairments of our real estate and write-offs of purchase and option contract deposits and pre-acquisition costs were recorded during 2006, and if market conditions continue to deteriorate such impairments and write-offs may again be required in the future.

Declines in Real Estate Values.  Some of our owned land was purchased at prices that reflected the strong homebuilding and real estate markets of the past several years.  As such, in certain circumstances, we wrote down the value of certain inventory during 2006 to reflect current market conditions.  A continued decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which decrease both the book value of our assets and stockholders’ equity.  We also incur various land development improvement costs for a community prior to the commencement of home construction.  Such costs include infrastructure, utilities, taxes and other related expenses.  Reductions in home absorption rates increases the associated holding costs and our time to recover such costs. Continued declines in the homebuilding market may require us to evaluate the recoverability of these costs.

Deposits and Pre-Acquisition Costs.  We extensively use options to acquire land.  Such options generally require a cash deposit that will be forfeited if we do not exercise the option.  During 2006, we forfeited deposits and wrote off related pre-acquisition costs related to projects we no longer deemed feasible.  A continued downturn in the homebuilding market may cause us to re-evaluate the feasibility of other optioned projects, which may result in additional writedowns that would reduce our assets and stockholders’ equity.

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

Additional Financing; Limitations. The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and begin development and construction. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2006, we had approximately $733.3 million of indebtedness and other borrowings. If we require working capital greater than that provided by operations or available under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

Performance of Joint Venture Partners.  In the ordinary course of our business, we obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  With respect to our joint ventures, we and our joint venture partners are typically obligated to complete land development improvements if the joint venture does not perform the required development.  In addition, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  In the event the letters of credit or bonds are drawn upon, we, and in the case of a joint venture, our joint venture partners, would be obligated to reimburse the surety or other issuer of the letter of credit or bond if the obligations the bond or guarantee secures are not performed by us (or the joint venture).  If one or more bonds, letters of credit or other guarantees were drawn upon or otherwise invoked, our obligations could be significant, individually or in the aggregate, which could have a material adverse effect on our financial position or results of operations.  We cannot guarantee that such events will not occur or that such obligations will not be invoked.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning the demand for and the pricing of our homes, the growth potential of the markets we operate in, our acquisition strategy, demographic and other trends related to the homebuilding industry in general and our ability to capitalize on them, the future supply of housing inventory in our markets and the homebuilding industry in general, our ability to renew existing leases on comparable terms, our expectation that existing letters of credit and performance and surety bonds will not be drawn on, the adequacy of our insurance coverage and warranty reserves, our ability to deliver existing backlog, the expected outcome of legal proceedings against us, the sufficiency of our capital resources to support our business strategy, our ability and willingness to acquire land under option or contract, the future impact of deferred tax assets or liabilities, that our participation in joint ventures will continue to increase, the impact of changes in accounting estimates, that order and cancellation rates will return to more normalized levels in late 2007 or early 2008, and that certain guarantees relating to our joint ventures will not be triggered.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in this report under the heading “Risk Factors.”

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time. As a result of these and other factors, our stock and note prices may fluctuate dramatically.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are leased properties located in Scottsdale, Arizona. The lease expires in March 2014.

We lease an aggregate of approximately 350,000 square feet of office space in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings

The United States Environmental Protection Agency and Maricopa County (Arizona) Air Quality Department have in the past assessed fines against us for violating dust control regulations. While we strive to maintain practices that comply with such regulations, dust control violations are common to the residential homebuilding industry in desert regions such as Arizona. We do not believe that such fines will have a material adverse effect on our business, financial position or results of operations.

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At December 31, 2006, we had approximately $2.4 million in accrued legal expenses and settlement costs reserved for possible losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated. Most of these matters relate to correction of home construction defects, foundation issues and general customer claims. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at a meeting of the Board of Directors, which follows the annual meeting of the stockholders, and at other Board of Directors meetings as appropriate.

The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2007). There are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position

Steven J. Hilton	45	Chairman of the Board and Chief Executive Officer
Larry W. Seay	51	Chief Financial Officer and Executive Vice President
C. Timothy White	46	General Counsel, Executive Vice President and Secretary
Sandra R.A. Karrmann	41	Executive Vice President – Chief Human Resources Officer
Steven M. Davis	48	Executive Vice President of National Home Building Operations

Steven J. Hilton co-founded Monterey Homes in 1985, which merged with the Company’s predecessor in December 1996. Mr. Hilton served as Co-Chairman and CEO from July 1997 to May 2006 and has been the Chairman and Chief Executive Officer since May 2006.

Larry W. Seay has been Chief Financial Officer since December 1996 and was appointed Executive Vice President in October 2005. Mr. Seay served as Secretary from 1997 to October 2005.

C. Timothy White has been General Counsel, Executive Vice President and Secretary since October 2005 and served on the Meritage Board of Directors from December 1996 until October 2005.  Mr. White served as outside counsel to the Company from 1991 through September 2005.

Sandra Karrmann has been Chief Human Resources Officer since December 2005 and was appointed Executive Vice President in September 2006.  From April 1993 to December 2005, Ms. Karrmann was employed by Pepsico in various roles with the Frito-Lay North America and Taco Bell divisions, most recently as its Vice President – Human Resources – Sales at Frito-Lay.

Steven M. Davis has been Executive Vice President of National Home Building Operations since October 2006.  From 2000 to September 2006, Mr. Davis was employed by KBHome as a Regional General Manager, with various other management roles at KBHome from 1995 to 2000.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTH”. The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, follow. Prices reflect a 2-for-1 stock split effected in the form of a stock dividend that occurred in January 2005.

	2006		2005
Quarter Ended	High	Low	High	Low

March 31	$67.91	$52.42	$76.62	$53.42
June 30	$68.34	$45.35	$85.00	$58.54
September 30	$47.80	$34.44	$96.50	$72.06
December 31	$51.11	$41.00	$78.27	$57.29

The following Performance Graph and related information shall not be deemed “soliciting material” or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

	2001	2002	2003	2004	2005	2006
Meritage Homes Corp	100	131	259	440	491	372
S&P 500 Index	100	77	97	106	109	124
Peer Group (1)	100	103	211	280	279	205
Dow Jones US Home Construction Index	100	92	180	243	280	222

(1)  Peer Group consists of the following companies:  Beazer Homes USA, Inc., Dominion Homes, Inc., Hovnanian Enterprises, Inc., MDC Holdings, Inc., Ryland Group, Inc., Toll Brothers, Inc., Standard Pacific Corporation, Technical Olympic USA, Inc., M/I Schottenstein Homes, Inc. and WCI Communities, Inc.

For the year ended December 31, 2006, we analyzed the composition of the Peer Group we have historically used and determined that the Dow Jones U.S. Construction (“DJUSHB”) Index provides a more comparable industry benchmark than our listed Peer Group noted in (1) above.  As such, in future periods, we intend to use the S&P 500 and DJUSHB Indices only.  We believe the homebuilders of the DJUSHB are a more representative set of peer companies.

On February 16, 2007, the closing sales price of the common stock as reported by the NYSE was $43.56 per share. At that date, there were approximately 285 owners of record and approximately 5,500 beneficial owners of common stock.

The transfer agent for our common stock is Mellon Investor Services LLC, 85 Challenger Road, Ridgefield Park, NJ 07660 (www.melloninvestor.com).

We have not declared cash dividends for the past nine years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain the Company’s earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Certain of our debt instruments contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — Senior Notes, in the accompanying consolidated financial statements.

Issuer Purchases of Equity Securities:

We did not acquire any of our own securities during the three months ended December 31, 2006.

In November 2004, we announced that the Board of Directors had approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  The program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  In August 2006, the Board of Directors authorized an additional $100 million under this program.  There is no stated expiration date for this program.  In the first quarter of 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.  In the second quarter of 2006, we repurchased 1,000,000 shares from John R. Landon, our former Co-CEO and Co-Chairman, for $52.19 per share.  In August 2006, we repurchased 100,000 shares at an average price of $38.96 per share.  As of December 31, 2006, we had approximately $130.2 million available to repurchase shares under this program.

Reference is made to Note 6 of the consolidated financial statements included in this Annual Report on Form 10-K.  This note discusses limitations on our ability to pay dividends.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2006. The financial data has been derived from our consolidated financial statements and related notes for the periods presented, audited by our independent registered public accounting firms. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

The data in the table includes the operations of Hammonds Homes, Perma-Bilt Homes, Citation Homes, Colonial Homes and Greater Homes since their dates of acquisition, July 2002, October 2002, January 2004, February 2005 and September 2005, respectively.

	Historical Consolidated Financial Data Years Ended December 31,
	($in thousands, except per share amounts )
	2006	2005	2004	2003	2002
Statement of Earnings Data:
Total closing revenue	$3,461,320	$3,001,102	$2,040,004	$1,471,001	$1,119,817
Total cost of closings	(2,748,690)	(2,294,112)	(1,631,534)	(1,178,484)	(904,921)
Gross profit	712,630	706,990	408,470	292,517	214,896

Commissions and other sales costs	(216,341)	(160,114)	(116,527)	(92,904)	(65,291)
General and administrative expenses	(164,477)	(124,979)	(79,257)	(53,929)	(41,496)
Earnings from unconsolidated entities, net	20,364	18,337	2,788	1,743	1,383
Other income, net	11,833	7,468	9,284	4,033	4,052
Loss on extinguishment of debt	—	(31,477)	—	—	—
Earnings before income taxes	364,009	416,225	224,758	151,460	113,544
Income taxes	(138,655)	(160,560)	(85,790)	(57,054)	(43,607)

Net earnings	$225,354	$255,665	$138,968	$94,406	$69,937

Earnings per common share: (1)
Basic	$8.52	$9.48	$5.33	$3.62	$2.82
Diluted	$8.32	$8.88	$5.03	$3.42	$2.66

Balance Sheet Data (December 31):
Real estate	$1,530,602	$1,390,803	$867,218	$678,011	$484,970
Total assets	$2,170,525	$1,971,357	$1,265,394	$954,539	$691,788
Senior notes, loans payable and other borrowings	$733,276	$592,124	$471,415	$351,491	$264,927
Total liabilities	$1,163,693	$1,120,352	$742,839	$542,644	$374,480
Stockholders’ equity	$1,006,832	$851,005	$522,555	$411,895	$317,308

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2006	2005	2004	2003	2002
Cash Flow Data:
Cash provided by (used in):
Operating activities	$(21,964)	$72,243	$63,869	$(50,302)	$1,050
Investing activities	(57,720)	(247,427)	(85,502)	(35,812)	(149,691)
Financing activities	70,582	193,120	64,710	84,313	151,858

(1)          2002-2004 amounts have been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005. There were no cash dividends paid during 2002-2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer and builder of single-family homes in the rapidly growing western and southern United States, based on the number of home closings and revenue. We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base. We believe that the relatively strong population, job and income growth as well as the favorable migration characteristics of our markets will continue to provide significant long-term growth opportunities for us. At December 31, 2006, we were actively selling homes in 213 communities, with base prices ranging from $100,000 to $1,176,000.  We operate in the following geographic regions, which are presented as our reportable business segments:

West:	California and Nevada
Central:	Arizona, Texas and Colorado
East:	Florida

We achieved record home closings and revenue in 2006. Home closing revenue increased 15% in 2006 to $3.4 billion; however, net earnings decreased 12% to $225 million due primarily to $78 million of inventory impairments and write-offs of option deposits and pre-acquisition costs. In 2006 we closed 10,487 homes, up 11% from 2005, while new orders received of 7,778 were down 26% from 2005.

During the latter half of 2006, our markets experienced significant declines in orders due to the weakened homebuilding market and high cancellation rates.  This decline in net orders contributed to the 42% decrease of units in backlog and 45% decrease of backlog value at December 31, 2006 as compared to the prior year.

At December 31, 2006, we had a backlog of 3,685 homes with a value of approximately $1.2 billion. Our lower backlog reflects the slowdown the homebuilding industry as a whole experienced in 2006.

In 2006, we received 7,778 net new orders valued at $2.5 billion, decreases of 26% and 31%, respectively, compared to 2005, due to a slower sales pace in 2006 from the weakened homebuilding market, coupled with higher cancellation rates.  Cancellation rates were 35% of gross unit sales in 2006 as compared to 24% in 2005.  During the fourth quarter of 2006, we experienced a continued slowdown in our markets in the pace of new orders compounded by increased cancellations when compared to the abnormally high level of orders in the fourth quarter of 2005, resulting in decreases in the number of homes ordered of 42% and 51% in the value of those orders. It is our expectation that during 2007 cancellation rates will begin to trend toward historical average levels of less than 25%.

During January 2007, demand continued to moderate from the prior year’s pace of sales orders. We believe our experiences are consistent with the overall trends in the homebuilding market. In addition, we are offering our customers increased incentives and discounts to remain competitive in the currently weak market.

Our Strategy and Other Recent Developments

In general, we focus on minimizing land risk by purchasing property only after full entitlements have been obtained and typically begin development or construction immediately after close. We acquire land primarily through rolling option contracts, allowing us to purchase individual lots as our building needs dictate. These arrangements allow us to control lot inventory typically on a non-recourse basis without incurring the risks of land ownership. At December 31, 2006, we owned or had options to acquire approximately 44,075 housing lots, of which approximately 83% were under option and land purchase contracts. We believe that the lots we own or have the right to acquire represent an approximate four- to five-year supply, and that we are well positioned for future growth.

On February 23, 2007, we completed the sale of an aggregate principal amount of $150 million of 7.73% senior subordinated notes due 2017 in a private placement.  The notes were issued at par and resulted in net proceeds to the Company of $147.2 million, after deduction of fees, commmissions and expenses.  We used the proceeds from the sale of these senior subordinated notes to paydown our revolving credit facility.

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

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include:

Revenue Recognition

In accordance with SFAS No. 66, Accounting for Sales of Real Estate, we recognize revenue from home sales when title passes to the homeowner, the homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the receivable from the homeowner is not subject to future subordination and we do not have a substantial continuing involvement with the sold home.  These conditions are typically achieved when a home closes.

Revenue from land sales is recognized when a significant down payment is received, the earnings process is relatively complete, title passes and collectibility of the receivable is reasonably assured.

Real Estate

Real estate is stated at cost and includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community.  Any changes to the estimated total development costs of a community are allocated on a relative value basis to the remaining homes in the community.  When a home is closed, we may have not yet paid all costs incurred to complete it.  At the time of close, we record a liability and as a charge to cost of sales the amount we determine will ultimately be paid to complete the home.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present.  SFAS No. 144 requires that in the event the undiscounted cash flows projected for those assets are less than their carrying amounts, impairment charges are to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates, including future sales prices, construction costs and absorption rates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed at community level; therefore, changes in local conditions may effect one of several of our communities.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During 2006, we recorded $23.7 million of such impairment charges related to our real estate inventories.  Additionally, we wrote off $54.6 million of deposits and pre-acquisition costs relating to projects that were no longer feasible.  The impairment charges were based on our fair value calculations, which are affected by current market conditions, assumptions and expectations, all of which are highly subjective and may differ significantly from actual results if market conditions change.

Goodwill

We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value.  For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill.  Our operations in each state are considered a reporting unit.  The fair value of reporting units is determined using various valuation methodologies, including discounted future cash flow models and enterprise value computations.  If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired.  If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.

Inherent in our fair value determinations are certain judgements and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  A change in these underlying assumptions may cause a change in the results of our analysis, which could cause the fair value of one or more reporting units to be less than their respective carrying amounts.  In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations.

Our goodwill has been assigned to reporting units in different geographic locations.  Therefore, potential goodwill impairment charges resulting from changes in local market and/or local economic conditions or changes in our strategic plans may be isolated to one or a few of our reporting units.  However, a widespread decline in the homebuilding industry or a significant deterioration of general economic conditions could have a negative impact on the estimated fair value of several or all of our reporting units.

While we believe that no goodwill impairment existed as of December 31, 2006, future economic or financial developments, including general interest rate increases or poor performance in either the national economy or individual local economies, could lead to impairment of goodwill in future periods.

Warranty Reserves

We use subcontractors for nearly all aspects of home construction.  Although our contracts generally require subcontractors to repair and replace any product or labor defects, we are generally responsible for such repairs.  As such, warranty reserves are recorded to cover potential costs for materials and labor as they relate to warranty-type claims expected to be incurred subsequent to the delivery of a home to the homeowner.  Reserves are determined based upon the Company’s and industry-wide historical data and trends with respect to product types and geographical areas.

At December 31, 2006, our warranty reserve was $28.4 million.  While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs.  Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

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

We use our business judgement to determine if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity.  Factors considered in our determination include the profit/loss sharing terms of the entity, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

As of December 31, 2006, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary, we do not have a controlling interest, and our ownership interest exceeds 20%.  At December 31, 2006, the unconsolidated entitites in which we had equity investments had total assets of $763.9 million and total liabilities of $497.8 million.  See Note 4 in the accompanying financial statements for additional information related to our investments in unconsolidated entities.

We also enter into option or purchase agreements to acquire land or lots from entities, for which we generally pay non-refundable deposits. We analyze these agreements under FIN 46R to determine whether we are the primary beneficiary of the VIE (as defined) created as result of these agreements using a model developed by management. If we are deemed to be the primary beneficiary of the VIE because we are obligated to absorb the majority of the expected losses, receive the majority of the residual returns, or both, we will consolidate the VIE in our consolidated financial statements. See Note 3 in the accompanying financial statements for additional information related to our off-balance sheet arrangements.

Valuation of Deferred Tax Assets

We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of both temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” we assess our ability to realize deferred tax assets primarily based on earnings history, future earnings potential, the reversal of taxable temporary differences and available tax planning strategies.  At December 31, 2006, our net deferred tax asset was $28.1 million.  Based on our assessment, it appears more likely than not that the net deferred tax asset will be fully realized and does not require a valuation allowance.

Share-Based Payments

We have stock options and restricted common stock (“nonvested shares”) outstanding under two stock compensation plans.  Per the terms of these plans, the exercise price of our stock options may not be less than the closing market value of our common stock on the date of the grant.  No options granted under the plans may be exercised within one year from the date of the grant.  Thereafter, exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant.  Each stock option expires on a date determined at the time of the grant, but not to exceed seven years from the date of the grant.

Prior to January 1, 2006, we accounted for stock option awards granted under our compensation plans in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to January 1, 2006, as our stock options had an exercise price equal to or greater than the market value of our common stock on the date of the grant and therefore, no intrinsic value.  On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the modified-prospective-transition method.  Under this transition method, our compensation expense recorded in 2006 includes both charges related to the vesting of options and restricted stock granted since the adoption of SFAS No. 123R as well as compensation cost related to the unvested portions of options granted prior to January 1, 2006.  For all compensation cost recorded, fair value of the options was determined using the provisions of SFAS No. 123R.  In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

The calculation of employee compensation expense involves estimates that require management judgements.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 9.  The fair value of our stock options, which typically vest ratably over a five-year period, is expensed on a straight-line basis over the vesting life of the options.  Expected volatility is based on a composite of (1) historical volatility of our stock and (2) implied volatility from our traded options.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  We use historical data to estimate stock option exercises and forfeitures within our valuation model.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.

Home Closing Revenue, Home Orders and Order Backlog – Segment Analysis

The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

	Years Ended December 31,
	2006	2005	2004
Home Closing Revenue
Total
Dollars	$3,444,286	$2,996,946	$2,015,742
Homes closed	10,487	9,406	7,254
Average sales price	$328.4	$318.6	$277.9

West Region

California
Dollars	$820,583	$947,228	$628,324
Homes closed	1,471	1,627	1,367
Average sales price	$557.8	$582.2	$459.6

Nevada
Dollars	$244,343	$201,907	$120,576
Homes closed	620	541	404
Average sales price	$394.1	$373.2	$298.5

West Region Totals
Dollars	$1,064,926	$1,149,135	$748,900
Homes closed	2,091	2,168	1,771
Average sales price	$509.3	$530.0	$422.9

Central Region

Arizona
Dollars	$1,102,662	$873,137	$585,743
Homes closed	3,355	3,122	2,331
Average sales price	$328.7	$279.7	$251.3

Texas
Dollars	$996,739	$787,204	$681,099
Homes closed	4,263	3,576	3,152
Average sales price	$233.8	$220.1	$216.1

Colorado
Dollars	$40,875	$2,809	N/A
Homes closed	112	8	N/A
Average sales price	$365.0	$351.1	N/A

Central Region Totals
Dollars	$2,140,276	$1,663,150	$1,266,842
Homes closed	7,730	6,706	5,483
Average sales price	$276.9	$248.0	$231.0

East Region

Florida
Dollars	$239,084	$184,661	N/A
Homes closed	666	532	N/A
Average sales price	$359.0	$347.1	N/A

	Years Ended December 31,
	2006	2005	2004
Home Orders
Total
Dollars	$2,462,747	$3,580,855	$2,604,948
Homes ordered	7,778	10,571	9,007
Average sales price	$316.6	$338.7	$289.2

West Region

California
Dollars	$529,435	$976,921	$821,266
Homes ordered	983	1,646	1,582
Average sales price	$538.6	$593.5	$519.1

Nevada
Dollars	$139,668	$249,104	$146,141
Homes ordered	328	653	417
Average sales price	$425.8	$381.5	$350.5

West Region Totals
Dollars	$669,103	$1,226,025	$967,407
Homes ordered	1,311	2,299	1,999
Average sales price	$510.4	$533.3	$483.9

Central Region

Arizona
Dollars	$611,266	$1,174,452	$884,771
Homes ordered	1,833	3,558	3,490
Average sales price	$333.5	$330.1	$253.5

Texas
Dollars	$1,069,437	$983,579	$752,770
Homes ordered	4,299	4,264	3,518
Average sales price	$248.8	$230.7	$214.0

Colorado
Dollars	$47,836	$14,631	N/A
Homes ordered	125	40	N/A
Average sales price	$382.7	$365.8	N/A

Central Region Totals
Dollars	$1,728,539	$2,172,662	$1,637,541
Homes ordered	6,257	7,862	7,008
Average sales price	$276.3	$276.3	$233.7

East Region

Florida
Dollars	$65,105	$182,168	N/A
Homes ordered	210	410	N/A
Average sales price	$310.0	$444.3	N/A

	At December 31,
	2006	2005	2004
Order Backlog
Total
Dollars	$1,200,061	$2,181,600	$1,320,951
Homes in backlog	3,685	6,394	4,408
Average sales price	$325.7	$341.2	$299.7

West Region

California
Dollars	$129,816	$420,964	$391,271
Homes in backlog	226	714	695
Average sales price	$574.4	$589.6	$563.0

Nevada
Dollars	$21,725	$126,400	$79,203
Homes in backlog	57	349	237
Average sales price	$381.1	$362.2	$334.2

West Region Totals
Dollars	$151,541	$547,364	$470,474
Homes in backlog	283	1,063	932
Average sales price	$535.5	$514.9	$504.8

Central Region

Arizona
Dollars	$347,306	$838,702	$537,387
Homes in backlog	905	2,427	1,991
Average sales price	$383.8	$345.6	$269.9

Texas
Dollars	$582,163	$509,465	$313,090
Homes in backlog	2,209	2,173	1,485
Average sales price	$263.5	$234.5	$210.8

Colorado
Dollars	$18,783	$11,822	N/A
Homes in backlog	45	32	N/A
Average sales price	$417.4	$369.4	N/A

Central Region Totals
Dollars	$948,252	$1,359,989	$850,477
Homes in backlog	3,159	4,632	3,476
Average sales price	$300.2	$293.6	$244.7

East Region

Florida
Dollars	$100,268	$274,247	N/A
Homes in backlog	243	699	N/A
Average sales price	$412.6	$392.3	N/A

Home Closing Revenue. Companywide. Home closing revenue increased 15% to a Company record of $3.4 billion in 2006 from $3.0 billion in 2005. The factor primarily leading to this increase was the strong demand and pricing power relating to 2005 sales orders, which were realized in the 2006 closings.  Average selling prices on homes closed rose 3% from 2005 to 2006 and we benefited from an 11% increase in the number of homes closed in 2006 to 10,487 from 9,406 in 2005.

Home closing revenue increased 49% to a Company record of $3.0 billion in 2005 from $2.0 billion in 2004.  The factors primarily leading to this increase were continued strong demand and our ability to raise prices throughout many of our markets.  Average selling prices on homes closed rose 15% from 2004 to 2005 and we benefited from a 30% increase in the number of homes closed in 2005 to 9,406 from 7,254 in 2004.  Additionally, our two acquisitions in Florida, though only included in our 2005 results for less than one year, accounted for approximately 18% of our increase in home closing revenues in 2005.

West.  In 2006, the West Region experienced a 7% revenue decline.  As some markets in the western United States were first to feel the impacts of the downturn in the housing markets, closings in 2006 in both dollars and volume reflect our reduced pricing power and high cancellations, particularly in California. The 13% decrease in California home closing revenue to $820.6 million in 2006 compared to $947.2 million in 2005 reflects a 10% decrease in the number of homes closed and a 4% decrease in the average selling price of homes closed.  In Nevada, strong sales performance in early 2006 resulted in the number of homes closed increasing 15% in 2006, producing home closing revenue of $244.3 million, an increase of 21% compared to 2005.

In 2005, the West Region experienced 53% revenue growth to $1.1 billion as compared to $748.9 million in 2004.  The strong performance of the West Region in 2005 was primarily attributed to exceptionally high demand and pricing power as reflected in the number of closings and increased average sales price.  The 51% increase in California home closing revenue to $947.2 million in 2005 compared to $628.3 million in 2004 reflected a 19% increase in the number of homes closed and a 27% increase in the average selling price of homes closed.  In Nevada, the number of homes closed increased 34% in 2005, producing home closing revenue of $201.9 million, an increase of 67% compared to 2004.

Central.  In 2006, sales mix and strong 2005 orders were the primary drivers behind the overall increased results in the Central Region.  Home closing revenue increased $477.1 to $2.1 billion as compared to $1.7 billion in 2005.  Both Arizona and Texas had a year of record closings, with 3,355 and 4,263 homes closed, respectively, increases of 7% and 19% over 2005.  Additionally, average sales price increases of 18% and 6%, respectively, in Arizona and Texas in 2006 as compared to 2005 further contributed to the year’s strong performance.

In 2005, healthy demand and pricing power resulted in strong results in the Central Region.  Home closing revenue increased $396.3 to $1.7 billion as compared to $1.3 billion in 2004.  In Arizona, home closing revenue increased $287.4 million, due to increases of 34% and 11% in the number of homes closed and average sales price, respectively.  These strong results reflected the pricing power and limited homes inventory availability in this local market during 2005.   In a very competitive Texas market, where we expanded our entry-level and semi-custom luxury offerings in addition to our primary focus on move-up homes, we closed 3,576 homes in 2005 for $787.2 million in revenue, increases of 13% and 16%, respectively.

East.  During 2006, we closed 666 homes, generating revenue of $239.1 million.  The 29% increase in revenue is due to both increased volume and the higher average sales price of $359,000 as compared to $347,100 in 2005.

In 2005, as a result of our two acquisitions and the commencement of closings in our Orlando start-up division, we produced home closing revenue of $184.7 million on 532 home closings.

Home Orders.  Companywide. Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed. Historically, we have experienced a cancellation rate of less than 25% of gross sales, although our rate in 2006 was 35%. In 2006, we took home orders for 7,778 homes, a decrease of 26% compared to the 10,571 home orders in 2005 primarily due to the decline in demand in many of our homebuilding markets, partially offset by home sales at new communities, which increased by 16%  to 213 actively selling communities at December 31, 2006.

In 2005, we took home orders for 10,571 homes, an increase of 17% compared to the 9,007 home orders in 2004 primarily due to strong demand for homes in most of our markets and a 32% increase in the number of actively selling communities to 184 at December 31, 2005.

West.  Our West Region posted significantly weaker order volume in 2006, decreasing 45% in the value of home orders, with our fourth quarter order value for this region also falling 45%, reflecting the continued slowing from the unusually robust sales pace seen in previous years in these markets. We expect home order rates to return to more normal and sustainable levels in late 2007 or early 2008 as market conditions adjust and cancellation rates stabilize to more typical levels.

Our West Region posted strong order growth in 2005, increasing 27% in the value of home orders and 15% in the number of homes ordered.  However, our fourth quarter 2005 order value for this region fell 41% year over year, reflecting the start of the slowing trend in the homebuilding market as a whole and this Region in particular.

Central.  In 2006, a weaker housing market in the Arizona Region contributed to a 48% decrease in the value of home orders in Arizona.  While average sales price per home held steady due to changes in sales mix offsetting price decreases, the number of home orders declined 1,605 to 6,257 for the Region, reflecting the deterioration in the local market from the strong demand a year earlier.  In Texas, despite a very competitive market, we experienced solid demand in all of our markets and received orders for 4,299 homes valued at $1.1 billion in 2006, increases of 1% and 9%, respectively, compared to 4,264 home orders with a value of $983.6 million in 2005. Additionally, the Central Region increased its number of actively-selling communities to 169 as of December 31, 2006, as compared to 146 a year ago, also offsetting slower sales and high cancellations.

In 2005, the Central Region experienced a 33% increase in the value of home orders as compared to 2004.  The increase was primarily due to particularly strong results in Arizona.  The value of home orders in Arizona rose 33% in 2005 due, in part, to a 35% increase in the number of actively-selling communities and the diversification of our product offerings.  We were able to take advantage of emerging demographic trends such as maturing baby boomers in the form of Active Adult communities.

East.  In 2006, the number of home sales in Florida decreased by 200 orders to 210 units worth $65.1 million, a 49% and 64% decrease over 2005.  This decrease is due to the extremely difficult market conditions in Ft. Myers/Naples, where demand and pricing power have declined at a faster pace than the rest of the nation.  We expect these conditions to continue in 2007.

Order Backlog. Companywide. Our backlog represents net sales contracts that have not closed. Our backlog was $1.2 billion at December 31, 2006, a decrease of 45% compared to $2.2 billion at December 31, 2005 and was comprised of 3,685 homes, a 42% decrease compared to December 31, 2005. Our homes in backlog at December 31, 2006 reflect an average sales price of $325,700, a decrease of 5% compared to $341,200 at the same time a year ago. These decreases are primarily the result of declining housing markets in many of our markets, as reflected by decreased pricing power and higher cancellation rates, coupled with record closings in 2006.

Our backlog was $2.2 billion at December 31, 2005, an increase of 65% compared to $1.3 billion at December 31, 2004 and was comprised of 6,394 homes, a 45% increase compared to the year ended December 31, 2004.  Our homes in backlog at December 31, 2005 reflected an average sales price of $341,200, an increase of 14% compared to $299,700 at the same time a year ago.  These increases were primarily due to healthy housing markets in many of our markets.

West.  In 2006, the West Region experienced a 72% decrease in dollar backlog as compared to 2005.  In California, we had a decrease in the dollar value of backlog of 69%, reflecting weaker demand in the fourth quarter, while Nevada’s 57 backlog units represent an 84% decrease over the prior year. As previously noted, record high cancellation rates were a primary factor causing the reduced backlog.

In 2005, the West Region experienced a 16% increase in dollar backlog as compared to 2004.  In California, we had a modest increase in the dollar value of backlog of 8%, reflecting moderating demand in the fourth quarter, while Nevada’s 349 homes represented a 47% increase over the prior year.

Central.  As of December 31, 2006, the Central Region had 3,159 homes in backlog, a decrease of 32% over 2005.  In Arizona, the number of homes in backlog decreased 63% and the value of those homes decreased 59%.  These results were partially offset by Texas, where homes in backlog increased 2% to 2,209 from 2,173 at December 31, 2005 with an increase of 14% in value to $582.2 million.

As of December 31, 2005, the Central Region had 4,632 homes in backlog, an increase of 33% over 2004.  In Arizona, the number of homes in backlog increased 22% and the value of those homes increased 56%, while in Texas, homes in backlog increased 46% to 2,173 from 1,485 at December 31, 2004 with an increase of 63% in value to $509.5 million.

East.  We ended 2006 with 243 homes in backlog in Florida with a value of $100.3 million, decreases of 65% and 63%, respectively, from 2005.  The poor homebuilding market conditions and high cancellation rates, particularly in Ft. Myers/Naples, were the main cause for these declines.

Other Operating Information

	Years Ended December 31,
	($ in thousands)
	2006	2005	2004
Home Closing Gross Profit
West
Home closing gross profit	$198,890	$319,759	$173,481
Percent of home closing revenue	18.7%	27.8%	23.2%

Central
Home closing gross profit	$486,780	$348,998	$226,806
Percent of home closing revenue	22.7%	21.0%	17.9%

East
Home closing gross profit	$26,318	$37,696	—
Percent of home closing revenue	11.0%	20.4%	—

Total
Home closing gross profit	$711,988	$706,453	$400,287
Percent of home closing revenue	20.7%	23.6%	19.9%

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

Our companywide gross profit of 20.7% is 290 basis points below our 2005 gross profit of 23.6%.  Our 2006 gross profit included real estate inventory impairments and write-offs of option deposits and pre-acquisition costs of $78.3 million, which is 2.3% of total home closing revenue.  Excluding such charges, our 2006 and 2005 margins are relatively comparable as many of the 2006 closings reflect the favorable pricing conditions of 2005, when many of these homes were sold.

West.  For 2006, home closing gross profit decreased 910 basis points over 2005 to 18.7%.  The 2006 margins reflect our declining pricing power and increased use of incentives in 2006, coupled with home construction costs holding steady when compared to the robust homebuilding environment of 2005.  Margins in 2006 were further impacted by inventory impairments and write-downs of options and pre-acquisition costs.  The West Region recorded $36.9 million of impairment and write-downs, reducing the gross profit margin by 3.5%.

As we expected, our 2005 homebuilding margins were not sustainable, and we believe our margins will continue to decline to more historical average levels.  We believe that further margin compression could result from a continued slowing in home sale price increases (or decreases in home sale prices), increasing costs of land and building materials and the offering of increased incentives to homebuyers if the homebuilding market slows and interest rates increase.

Home closing gross profit increased 460 basis points in 2005 over 2004 to 27.8%.  The 2005 margins reflected an overall robust homebuilding environment and were above our target range.  This increase was primarily due to strong demand in 2005 and our ability to increase prices in many of our markets at that time, while cost-containment efforts of our land and construction costs further contributed to the increase.

Central.  The Central Region experienced a 170 basis point increase in gross profit percentage in 2006 to 22.7% as compared to 2005.  This increase is due primarily to the mix of homes sold in Arizona, with higher margin communities contributing a larger percentage of the sales.  The Central Region also recorded $13.7 million of impairments and write-downs as discussed above.

The Central Region experienced a 310 basis point increase in gross profit percentage in 2005 to 21.0% as compared to 2004 due to the strong homebuilding environment and cost management efforts of our land and construction costs.

East.  The East Region had home closing profit of 11.0% during 2006.  The 940 basis point decline is due to both the inventory impairments recorded during 2006, as well as the weakened homebuilding market, particularly in Ft. Myers/Naples, where significant price concessions and sales incentives were utilized in order to remain competitive in the local market.  Total impairments and write-downs aggregated to $27.7 million during 2006, 11.6% of the Region’s home closing revenue for the year.

	Years Ended December 31,
	($ in thousands)
	2006	2005	2004
Commissions and Other Sales Costs
Dollars	$216,341	$160,114	$116,527
Percent of home closing revenue	6.3%	5.3%	5.8%

General and Administrative Expenses
Dollars	$164,477	$124,979	$79,257
Percent of total closing revenue	4.8%	4.2%	3.9%

Provision for Income Taxes
Dollars	$138,655	$160,560	$85,790
Percent of earnings before provision for income taxes	38.1%	38.6%	38.2%

Commissions and Other Sales Costs. Commissions and other sales costs, such as advertising and sales office expenses, increased as a percent of home closing revenue to 6.3% in 2006 from 5.3% in 2005. This increase was primarily due to the weakened housing markets, which resulted in the increased involvement of external real estate agents who are paid a higher commission than our internal sales force, and additional sales and marketing efforts targeted at improving our competitiveness in this challenging market.

Commissions and other sales costs as a percent of home closing revenue were 5.3% in 2005, down from 5.8% in 2004. This decrease was primarily the result of our ability to leverage our fixed and semi-fixed sales and marketing costs with our 49% increase in home closing revenue.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses increased to 4.8% of total revenue in 2006 from 4.2% in 2005.  The increase is primarily attributed to $24.9 million (pre-tax) of charges related to severance costs and stock-based compensation due to the adoption of SFAS No. 123R, which contributed an additional 72 basis points.

During 2005 we completed two acquisitions in Florida. These acquisitions, along with our growth in our existing markets, necessitated an expansion of our corporate infrastructure capabilities, such as accounting, internal audit, human resources, legal and information technology to prudently manage the growth of the Company.  This expansion resulted in an increase in 2005 general and administrative cost to 4.2% of total revenue compared to 3.9% for 2004.

Loss on Extinguishment of Debt. In 2005, we incurred a $31.5 million loss on extinguishment of debt relating to our 2005 bond refinancing, the proceeds of which were used to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011.

Income Taxes. Income taxes decreased to $138.7 million in 2006 from $160.6 million in 2005. As a percent of pre-tax earnings, taxes were 38.1% in 2006, down from 38.6% in 2005.  The slight decrease in 2006 is primarily attributed to an increase in the deduction related to qualified production activities provided by the American Jobs Creation Act of 2004, a reduction in the amount of non-deductible executive incentive compensation, and the impact of incentive stock options under SFAS No. 123R, which was implemented at the beginning of 2006.

Income taxes increased to $160.6 million in 2005 from $85.8 million in 2004. As a percent of pre-tax earnings, taxes were 38.6% in 2005, up from 38.2% in 2004. This increase was mainly due to the 2005 increase in pre-tax earnings in Arizona and California, which have higher state tax rates than Nevada and Texas. The tax benefit associated with the exercise of employee stock options reduced taxes payable for 2004 by approximately $3.0 million, which was credited to additional paid-in-capital.

Liquidity and Capital Resources

Our principal uses of capital for the year ended December 31, 2006 were for operating expenses, land purchases, investments in joint ventures, lot development, home construction, the repurchase of common stock, income taxes and interest. We used a combination of borrowings under our revolving credit facility and funds generated by operations to meet our short-term working capital requirements.

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

We enter into various option and purchase contracts for land in the normal course of business. Except for a minor number of our specific performance options, none of these agreements require us to purchase lots. Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we are currently experiencing, we may be required to purchase lots at an absorption level that exceeds our sales pace in order to maintain the pre-established purchase rate.  At December 31, 2006, we had entered into option purchase contracts with an aggregate purchase price of approximately $2.1 billion, on which we had made deposits of approximately $168.1 million in cash along with approximately $64.3 million in letters of credit. Additional information regarding our purchase agreements and related deposits is presented in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

Unsecured Revolving Credit Facility

On May 16, 2006, we amended and restated our senior unsecured revolving credit facility (“Amended Credit Agreement”).  Under the Amended Credit Agreement, our credit facility was increased from $600 million to $800 million, and the term was extended from May 2009 to May 2010.  On June 30, 2006, we amended our Credit Agreement to increase our borrowing capacity under the Credit Agreement by $50 million and to make certain other minor changes.  The total borrowing capacity of the credit facility is now $850 million.  The increase in capacity was made pursuant to an accordion feature contained in the Credit Agreement.  This accordion feature allows us to request from time to time an aggregate increase of up to $250 million in the maximum borrowing commitment. Each member of the lending group may elect to participate or not participate in any request we make. In addition, any increase in the borrowing capacity pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default.  At December 31, 2006, $200 million was available under the accordion feature.

At December 31, 2006, $226.5 million was outstanding under our Amended Credit Agreement and approximately $102.6 million was outstanding in letters of credit that collateralize our obligations under various land purchase and other contracts. After considering our most restrictive bank covenants, our borrowing availability under the Amended Credit Agreement was approximately $449 million at December 31, 2006, as determined by borrowing base limitations defined by our agreement with the lending banks.

On February 23, 2007, we completed the sale of an aggregate principal amount of $150 million of 7.73% senior subordinated notes due 2017 in a private placement.  The notes were issued at par and resulted in net proceeds to the Company of $147.2 million, after deduction of fees, commmissions and expenses.  We used the proceeds from the sale of these senior subordinated notes to paydown our revolving credit facility.

This credit facility contains certain financial and other covenants, including covenants:

•                  requiring us to maintain tangible net worth of at least $500 million plus 50% of net income earned since January 1, 2005 plus 50% of the aggregate net increase in tangible net worth resulting from the sale of capital stock and other equity interests (as defined);

•                  prohibiting our ratio of indebtedness (including accrued expenses) to tangible net worth from being greater than 2.25 to 1;

•                  requiring us to maintain a ratio of EBITDA (including interest amortized to cost of sales) to interest incurred (as defined) of at least 2.0 to 1;

•                  prohibiting the net book value of our land and lots where construction of a home has not commenced to exceed 100% of tangible net worth and prohibiting the net book value of our raw land where grading or infrastructure improvements have not begun to exceed 20% of tangible net worth;

•                  limiting the number of unsold housing units and model units that we may have in our inventory at the end of any fiscal quarter as follows:

(1)          unsold homes cannot exceed 25% of the number of home closings within the four fiscal quarters ending on such date; and

(2)          model homes cannot exceed 10% of the number of home closings within the four fiscal quarters ending on such date; and

•                  prohibiting us from entering into any sale and leaseback transaction, excluding the sale and leaseback of model homes.

7.0% Senior Notes

In April 2004, we issued $130.0 million in principal amount of 7.0% senior notes due 2014.  The indenture for our 7.0% senior notes requires us to comply with a number of covenants that restrict certain transactions, including covenants:

•                  limiting the amount of additional indebtedness we can incur unless after giving effect to such additional indebtedness, either (i) our fixed charge coverage ratio would be at least 2.0 to 1.0 or (ii) our ratio of consolidated debt to consolidated tangible net worth would be less than 3.0 to 1.0, provided, however, this limitation does not generally apply to indebtedness under our senior unsecured credit facility, most types of inter-company indebtedness, purchase money indebtedness up to $15 million, other indebtedness up to $15 million and non-recourse indebtedness;

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

6.25% Senior Notes

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

•                  provides that the exceptions to the limitation of the amount of additional indebtedness we may acquire with respect to purchase money indebtedness is unlimited, and with respect to other indebtedness is $25 million;

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

As of and for the year ended December 31, 2006, we were in compliance with the credit facility and senior note covenants.

Although we believe that our current borrowing capacity, cash on hand and anticipated net cash flows from operations are and will be sufficient to meet liquidity needs for the foreseeable future, certain events may occur, particularly in light of the current slowdown of the homebuilding market, which may require additional cash outlays beyond our historical levels.  Such events include the acquisition of land from our lots under option at a rate faster than our sales pace and the build-up of unsold inventory due to high cancellation rates.  We believe our future cash needs will include funds for the completion of projects that are underway, the acquisition of land and property for new projects, repurchases of common stock. the maintenance of our day-to-day operations, and the acquisition or start-up of additional homebuilding operations, should the opportunities arise. There is no assurance, however, that future cash flows will be sufficient to meet future capital needs. The amount and types of indebtedness that we incur may be limited by the terms of the indenture governing our senior notes and by the terms of the credit agreement governing our senior unsecured credit facility.

See Part II, Item 5 for additional discussions regarding our share repurchase program.

Off-Balance Sheet Arrangements

We often acquire finished building lots at market prices from various development entities under fixed price purchase agreements. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. Under these purchase agreements, we are usually required to make deposits in the form of cash or a letter of credit, which may be forfeited if we fail to perform under the agreement. At December 31, 2006, we had entered into purchase agreements with an aggregate purchase price of approximately $2.1 billion and had made deposits of approximately $168.1 million in the form of cash and approximately $64.3 million in letters of credit.

We also enter into land acquisition and development joint ventures. We believe our participation in such joint ventures provides us a means of accessing larger parcels and lot positions and helps us expand our market opportunities and manage our risk profile. Our participation in joint ventures is an increasingly important part of our business model and we expect it to continue to be in the future. We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on debt of certain unconsolidated land acquisition and development joint ventures. At December 31, 2006, we had limited repayment guarantees of $38.6 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action (commonly referred to as “bad boy guarantees”). These types of guarantees typically are on a pro rata basis and are designed to protect the secured lender from the joint venture filing voluntary bankruptcy to impede the lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property. To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would generally require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us. At December 31, 2006, we had outstanding guarantees of this type totaling approximately $82.3 million. By definition, guarantees of this type, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders generally would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In some instances, these indemnities are subject to caps. These indemnities generally obligate us to reimburse the project lenders only for claims related to environmental matters for which such lenders are held responsible. As part of our project acquisition due diligence process to determine potential environmental risks, we, or the joint venture entity, generally obtain an independent environmental review from outside consultants.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of December 31, 2006, we were subject to approximately $45.4 million of these types of surety bond indemnity arrangements. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and performance, maintenance, and other bonds in support of our related obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond. At December 31, 2006, we had approximately $38.3 million in outstanding letters of credit and $272.5 million in performance bonds for such purposes. We believe it is unlikely that any of these letters of credit or performance bonds will be drawn upon.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Principal, senior notes	$480,000	$—	$—	$—	$480,000
Interest, senior notes	245,452	30,975	61,950	61,950	90,577
Unsecured revolving credit facility	226,500	—	—	226,500	—
Other borrowing obligations (1)(2)	28,140	27,964	176	—	—
Interest, other borrowing obligations (1)(2)	917	916	1	—	—
Operating lease obligations (1)	58,090	18,462	23,088	10,084	6,456
Specific performance option obligations	4,269	2,468	1,801	—	—

Total	$1,043,368	$80,785	$87,016	$298,534	$577,033

(1)          As a part of our model home construction activities, we enter into lease transactions with third parties, the monthly payments for which are typically calculated by applying a LIBOR-based rate to the agreed upon basis of the leased asset. As discussed in Note 5, at December 31, 2006 and 2005, approximately $26.8 and $39.3 million of these transactions were included in our balance sheet as model home inventory with a corresponding debt balance, which is included in the other borrowings category above.  Other payments relating to the model home leases and other operating leases are included in the “Operating lease obligations” category. See Notes 3 and 14 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.

(2)          Includes $1.3 million in principal related to an acquisition and development loan with interest payments totaling approximately $40,000.

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2006 or 2005.

Seasonality

We typically experience seasonal variations in our quarterly operating results and capital requirement.  Historically, we sell more homes in the first half of the fiscal year than in the second half, which results in more working capital requirements and home closings in the third and fourth quarters. We expect this seasonal pattern to continue, although it may vary as our operations continue to expand.

Recent Accounting Standards

See Note 1 for discussion of recently-issued accounting standards.  Reference is also made to Note 9 regarding our adoption of SFAS No. 123R, “Share-based Payment.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility. The interest rate relative to this borrowing fluctuates with the Prime and LIBOR lending rates. At December 31, 2006, we had $226.5 million drawn under our revolving credit facility that would be subject to changes in interest rates. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of $350.0 million in principal of our 6.25% senior notes and $130.0 million in principal of our 7.0% senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt.

The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2006 follows:

December 31, 2006 For the Years Ended December 31,	Fair Value at December 31,
2007	2008	2009	2010	2011	Thereafter	Total	2006
(dollars in millions)

Fixed rate	$—	—	—	—	—	$480.0	$480.0	$460.6	(a)
Average interest rate	—	—	—	—	—	6.45%	6.45%	n/a

Variable rate	$28.0	(b)(c)	0.1	(b)	—	226.5	(d)	—	—	$254.6	$254.6
Average interest rate	—	—	—	—	—	—	—	n/a

(a) Fair value of our fixed rate debt at December 31, 2006, is based on quoted market prices by independent dealers.

(b) $26.7 and $0.1 million relates to our model home lease program in 2007 and 2008. Although we have no legal obligation to repay this amount, generally accepted accounting principles require we include this liability and a related asset in our consolidated financial statements. The lease payments required under this program are based on the outstanding principal amount at approximately 7.85% of such amount per annum.

(c) $1.3 million relates to an acquisition and development loan which carries a variable interest rate of the 30 day LIBOR plus 3.5% per annum.

(d) $226.5 million relates to our revolving credit facility which carries a variable interest rate of LIBOR plus 1.25% per annum or Prime.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages. Other required financial information is more fully described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Meritage Homes Corporation

We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, using the modified prospective method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

February 26, 2007

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)
Assets
Cash and cash equivalents	$56,710	$65,812
Receivables	68,725	60,745
Real estate	1,530,602	1,390,803
Real estate not owned	5,269	1,464
Deposits on real estate under option or contract	167,132	167,040
Investments in unconsolidated entities	114,250	88,714
Property and equipment, net	40,712	36,239
Deferred tax asset, net	28,119	—
Goodwill	129,659	130,222
Intangibles, net	9,492	14,029
Prepaid expenses and other assets	19,855	16,289

Total assets	$2,170,525	$1,971,357

Liabilities
Accounts payable	$117,443	$140,789
Accrued liabilities	266,683	289,307
Home sale deposits	42,022	76,299
Liabilities related to real estate not owned	4,269	968
Deferred tax liability, net	—	20,865
Loans payable and other borrowings	254,640	112,398
Senior notes	478,636	479,726

Total liabilities	1,163,693	1,120,352

Stockholders’ Equity
Common stock, par value $0.01. Authorized 50,000,000 shares; issued 34,035,084 and 33,112,358 shares at December 31, 2006 and 2005, respectively	340	331
Additional paid-in capital	332,652	296,804
Retained earnings	862,602	637,248
Treasury stock at cost, 7,891,068 and 5,935,068 shares at December 31, 2006 and 2005, respectively	(188,762)	(83,378)

Total stockholders’ equity	1,006,832	851,005

Total liabilities and stockholders’ equity	$2,170,525	$1,971,357

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Home closing revenue	$3,444,286	$2,996,946	$2,015,742
Land closing revenue	17,034	4,156	24,262
Total closing revenue	3,461,320	3,001,102	2,040,004

Cost of home closings	(2,732,298)	(2,290,493)	(1,615,455)
Cost of land closings	(16,392)	(3,619)	(16,079)
Total cost of closings	(2,748,690)	(2,294,112)	(1,631,534)

Home closing gross profit	711,988	706,453	400,287
Land closing gross profit	642	537	8,183
Total closing gross profit	712,630	706,990	408,470

Commissions and other sales costs	(216,341)	(160,114)	(116,527)
General and administrative expenses	(164,477)	(124,979)	(79,257)
Earnings from unconsolidated entities, net	20,364	18,337	2,788
Other income, net	11,833	7,468	9,284
Loss on extinguishment of debt	—	(31,477)	—

Earnings before provision for income taxes	364,009	416,225	224,758
Provision for income taxes	(138,655)	(160,560)	(85,790)

Net earnings	$225,354	$255,665	$138,968

Earnings per share*:
Basic	$8.52	$9.48	$5.33
Diluted	$8.32	$8.88	$5.03

Weighted average number of shares*:
Basic	26,448	26,977	26,066
Diluted	27,102	28,787	27,610

*2004 share amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2006, 2005 and 2004
	(In thousands)
	Number of Shares*	Common Stock*	Additional Paid-In Capital*	Retained Earnings	Treasury Stock	Total

Balance at January 1, 2004	30,958	310	202,523	242,615	(33,553)	411,895

Net earnings	—	—	—	138,968	—	138,968
Income tax benefit from stock option exercises	—	—	2,972	—	—	2,972
Exercise of stock options	502	5	4,114	—	—	4,119
Purchase of treasury stock	—	—	—	—	(35,420)	(35,420)
Stock option expense	—	—	21	—	—	21

Balance at December 31, 2004	31,460	315	209,630	381,583	(68,973)	522,555

Net earnings	—	—	—	255,665	—	255,665
Income tax benefit from stock option exercises	—	—	10,465	—	—	10,465
Exercise of stock options	617	6	6,985	—	—	6,991
Purchase of treasury stock	—	—	—	—	(14,405)	(14,405)
Stock option expense	—	—	25	—	—	25
Issuance of common stock	1,035	10	69,699	—	—	69,709

Balance at December 31, 2005	33,112	331	296,804	637,248	(83,378)	851,005

Net earnings	—	—	—	225,354	—	225,354
Income tax benefit from stock option exercises	—	—	10,777	—	—	10,777
Exercise of stock options	923	9	13,526	—	—	13,535
Purchase of treasury stock	—	—	—	—	(105,384)	(105,384)
Stock option expense	—	—	11,545	—	—	11,545

Balance at December 31, 2006	34,035	$340	$332,652	$862,602	$(188,762)	$1,006,832

*2004 amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net earnings	$225,354	$255,665	$138,968
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	23,729	17,207	13,233
Write-off of senior note issuance cost	—	4,977	—
Inventory impairments and land option deposit and land pre-acquisition cost write-offs	78,268	—	—
Increase (decrease) in deferred taxes	(48,984)	(5,965)	609
Stock-based compensation	11,545	—	—
Income tax benefit from stock option exercises	—	10,465	2,972
Excess income tax benefit from stock-based awards	(8,938)	—	—
Equity in earnings of unconsolidated entities	(20,364)	(18,337)	(2,788)
Distributions of earnings from unconsolidated entities	17,126	16,140	3,698
Changes in assets and liabilities, net of effect of acquisitions:
Increase in real estate	(182,391)	(364,571)	(136,967)
Increase in deposits on real estate under option or contract	(19,785)	(33,455)	(23,776)
Increase in receivables and prepaid expenses and other assets	(7,569)	(40,805)	(11,347)
Increase (decrease) in accounts payable and accrued liabilities	(55,678)	208,968	63,169
Increase (decrease) in home sale deposits	(34,277)	21,954	16,098
Net cash provided by (used in) operating activities	(21,964)	72,243	63,869

Cash flows from investing activities:
Investments in unconsolidated entities	(51,909)	(89,085)	(45,567)
Distributions of capital from unconsolidated entities	18,959	20,799	951
Cash paid for acquisitions	—	(152,425)	(24,165)
Cash paid for earn-out agreements	—	(1,929)	(1,780)
Purchases of property and equipment	(25,850)	(25,279)	(15,113)
Proceeds from sales of property and equipment	1,080	492	172
Net cash used in investing activities	(57,720)	(247,427)	(85,502)

Cash flows from financing activities:
Net borrowings (payments) under line of credit agreement	153,900	72,000	(34,077)
Proceeds from loans payable and other borrowings	847	462	—
Proceeds from issuance of senior notes, net	—	343,835	130,088
Proceeds from sale of common stock, net	—	69,709	—
Purchase of treasury stock	(105,384)	(14,405)	(35,420)
Payments for repurchase of senior notes	(1,254)	(285,472)	—
Excess income tax benefit from stock-based awards	8,938	—	—
Proceeds from stock option exercises	13,535	6,991	4,119
Net cash provided by financing activities	70,582	193,120	64,710

Net increase (decrease) in cash and cash equivalents	(9,102)	17,936	43,077
Cash and cash equivalents, beginning of year	65,812	47,876	4,799
Cash and cash equivalents, end of year	$56,710	$65,812	$47,876

See Supplemental Disclosure of Cash Flow Information at Note 11.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for certain communities in Arizona, where we operate under the name of Monterey Homes, and in Texas, where we operate in certain communities as Legacy Homes, Meritage Homes and Monterey Homes. At December 31, 2006, we were actively selling homes in 213 communities, with base prices ranging from approximately $100,000 to $1,176,000.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $51.6 million and $62.7 million are included in cash and cash equivalents at December 31, 2006 and 2005, respectively.

Real Estate. Real estate consists of finished home sites and home sites under development, completed homes and homes under construction, and land held for development. Capitalized costs include direct construction costs for homes, development period interest and certain common costs that benefit the entire community. Common costs are incurred on a community-by-community basis and allocated to residential lots based on the number of lots to be built in the project, which approximates the relative sales value method. Common costs incurred prior to construction are allocated to the land parcel benefited, based on the relative fair value of the parcel prior to construction.

An impairment loss is recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the cash flows generated by future disposition. Real estate is reviewed quarterly to determine whether recorded costs are recoverable. In such cases, amounts are carried at the lower of cost or estimated fair value less disposal costs.  During 2006, we recorded a $23.7 million impairment charge related to real estate inventories.  Additionally, we wrote off $54.6 million of deposits and pre-acquisition costs relating to projects that were no longer feasible. These changes are included in cost of home closings.

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

Property and Equipment, net. Property and equipment, net, at December 31, 2006 and 2005 consists of approximately $20.4 million and $17.9 million, respectively, of computer and office equipment and approximately $20.3 million and $18.3 million, respectively, of model home furnishings, and is stated at cost less accumulated depreciation. Accumulated depreciation related to these assets amounted to approximately $33.6 million and $24.4 million at December 31, 2006 and 2005, respectively. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repair costs are expensed as incurred.

Deferred Costs. At December 31, 2006 and 2005, deferred costs representing financing fees totaled approximately $7.1 million, net of accumulated amortization of approximately $3.8 million and $2.4 million, respectively, and are included on our consolidated balance sheets within prepaid expenses and other assets. The costs are primarily amortized using the straight line method which approximates the effective interest method. Additionally, in 2005, we wrote off approximately $5.0 million of deferred costs related to our 9.75% senior notes of which $278.8 million in aggregate principal amount was repurchased during 2005.

Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in earnings from unconsolidated entities, net. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence.  See Note 4 for further discussion.

Intangibles, net. Intangible assets consist primarily of non-compete agreements, tradenames and floor plan designs acquired in connection with our February 2005 acquisition of Colonial Homes and our September 2005 acquisition of Greater Homes. These intangible assets were valued at the acquisition dates utilizing accepted valuation procedures. The non-compete agreements, tradenames and floorplan designs are being amortized over their estimated useful lives. The acquired cost and accumulated amortization of our intangible assets was $8.5 million and $4.6 million, respectively, at December 31, 2006. During 2006, we wrote off $3.0 million of trade names that we no longer expect to use.  The amortization expense in 2006 was $2.7 million and is expected to be approximately $1.2 million in 2007 and $1.1, $1.1 and $0.5 million per year in 2008, 2009 and 2010, respectively.

We have capitalized software costs at December 31, 2006 and 2005, in accordance with AICPA Statement of Position (SOP) 98-1 “Accounting for Costs of Computer Software Development or Obtained for Internal Use” with a cost basis of $9.8 and $6.9 million, respectively, net of accumulated amortization of $5.4 and $2.5 million, respectively.  In 2006, amortization expense was approximately $2.9 million related to the capitalized software costs and is expected to be approximately $1.8, $0.7, $0.7, $0.7 and $0.5 million in 2007, 2008, 2009, 2010 and 2011, respectively.  Additionally, we have $1.2 million of capitalized software costs that have not begun to amortize.

Accrued Liabilities. Accrued liabilities at December 31, 2006 and 2005 consisted of the following (in thousands):

	At December 31,
	2006	2005
Accruals related to real estate development and construction activities	$120,604	$135,953
Payroll and other benefits	54,893	51,382
Accrued taxes	9,112	48,941
Warranty reserves	28,437	25,168
Other accruals	53,637	27,863
Total	$266,683	$289,307

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

Estimated future warranty costs are charged to cost of home closings in the period when the revenues from the related home closings are recognized. Costs are accrued based upon historical experience and generally range from 0.42% to 0.83% of the home’s sales price (see Note 14).

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in future years and are subsequently adjusted for changes in the rates. The effect on deferred tax assets and liabilities of a change in tax rates is a charge or credit to deferred tax expense in the period of enactment.  See Note 10 for further discussion.

Advertising Costs. The Company expenses advertising costs as they are incurred. Advertising expense was approximately $35.6 million, $21.7 million and $14.4 million in fiscal 2006, 2005 and 2004, respectively.

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

Goodwill. Upon our January 1, 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization, though it is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount of the net assets of an identified reporting unit exceeds the fair value of that reporting unit, goodwill is considered to be impaired. Our operations in each state are considered a reporting unit.  We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill of each reporting unit may not be recoverable. In determining fair value, we use various valuation methodologies, including discounted cash flow models and enterprise value computations.

Inherent in our fair value determinations are certain judgements and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  A change in these underlying assumptions may cause a change in the results of our analysis, which could result in the fair value of one or more reporting units to be less than their respective carrying amounts.  In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations.

Fair Value of Financial Instruments. We determine fair value of financial instruments as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.”

The estimated fair value of our 7.0% senior notes at December 31, 2006 and 2005 was $128.1 and $123.5 million, respectively, based on quoted market prices by independent dealers. The aggregate principal amount of these notes at December 31, 2006 and 2005 was $130.0 million.

The estimated fair value of our 6.25% senior notes at December 31, 2006 and 2005 was $332.5 million and $320.3 million, respectively, based on quoted market prices by independent dealers. The aggregate principal amount of these notes at December 31, 2006 and 2005 was $350.0 million.

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

Recently Issued Accounting Pronouncements. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”).  Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption, FIN 48 requires an adjustment to retained earnings for the initial cumulative effect of the interpretation.  We are continuing to review and evaluate the impact of FIN 48 on our retained earnings.

Reference is made to Note 9 regarding our adoption of SFAS No. 123R, “Share-based Payment.”

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate at December 31 consists of the following (in thousands):

	2006	2005
Homes under contract under construction	$589,241	$815,925
Finished home sites and home sites under development	592,949	370,921
Unsold homes, completed and under construction	271,559	116,088
Model homes	39,131	45,060
Model home lease program	26,831	39,336
Land held for development	10,891	3,473
	$1,530,602	$1,390,803

Subject to sufficient qualifying assets, we capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. Certain information regarding interest follows (in thousands):

	Years Ended December 31,
	2006	2005
Capitalized interest, beginning of year	$23,939	$19,701
Interest incurred and capitalized	52,063	43,034
Amortization to cost of home and land closings	(42,986)	(38,796)
Capitalized interest, end of year	$33,016	$23,939

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

We generally do not have any ownership interest in the VIEs that hold the lots and land under option or contract, and accordingly, we generally do not have legal or other access to the VIEs’ books or records. Therefore, it is not possible for us to compel the VIEs to provide financial or other data to us in performing our primary beneficiary evaluation. Accordingly, this lack of information from the VIEs may result in our evaluation being conducted primarily based on management’s judgments and estimates.

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

The table below presents a summary of our lots under option at December 31, 2006 (dollars in thousands):

				Option/Earnest Money Deposits
	Number of Lots	Fair Value	Purchase Price	Cash	Letters of Credit
Options recorded on balance sheet as real estate not owned (1) (3)	170	$5,269	$—	$1,000	$—

Option contracts not recorded on balance sheet – non-refundable deposits (1)	29,072	N/A	$1,673,046	$133,393	$63,501
Purchase contracts not recorded on balance sheet – non-refundable deposits (1)	7,279	N/A	261,962	32,939	803
Purchase contracts not recorded on balance sheet – refundable deposits (2)	3,720	N/A	126,515	800	—
Total options not recorded on balance sheet	40,071	N/A	2,061,523	167,132	64,304
Total lots under option or contract	40,241	$5,269	$2,061,523	$168,132	$64,304

(1)               Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)               Deposits are refundable at our sole discretion.  We have not completed our acquisition evaluation process on these lots and we have not internally committed to purchase them.

(3)               The purpose and nature of these consolidated lot option contracts (VIEs) is to provide the Company with the option to purchase the lots in anticipation of building homes on the lots in the future.

Note:  Our option to purchase lots remains effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the agreement. The pre-established number of lots typically is structured to approximate our expected rate of home orders at the inception of the option.

Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we are currently experiencing, we may purchase lots at an absorption level that exceeds our sales pace.

NOTE 4 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Based on the structure of these joint ventures, they may or may not be consolidated into our results.  Our joint venture partners generally are other homebuilders, land sellers or real estate investors.  We also enter into mortgage and title business joint ventures from time to time.  These unconsolidated entities follow accounting principles generally accepted in the United States of America and we generally share in their profits and losses in accordance with our ownership interests.

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

We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of certain unconsolidated land acquisition and development joint ventures.  At December 31, 2006, our share of these limited pro rata repayment guarantees was approximately $38.6 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”).  These types of guarantees typically are on a pro rata basis and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us.  At December 31, 2006, we had outstanding guarantees of this type totaling approximately $82.3 million.  By definition, these guarantees, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

We believe that the equity method of accounting is appropriate for our invements in unconsolidated entities where we are not the primary beneficiary, we do not have a controlling interest, and our ownership interest exceeds 20%.  Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows:

	At December 31,
	2006	2005
	(in thousands)
Assets:
Cash	$14,392	$10,337
Real estate	723,753	524,775
Other assets	25,722	22,373
Total assets	$763,867	$557,485

Liabilities and equity:
Accounts payable and other liabilities	$26,639	$32,244
Notes and mortgages payable	471,197	299,498
Equity of:
Meritage	93,792	72,362
Other	172,239	153,381
Total liabilities and equity	$763,867	$557,485

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Revenue	$100,322	$145,580	$29,130
Costs and expenses	(51,717)	(91,289)	(21,917)
Net earnings of unconsolidated entities	$48,605	$54,291	$7,213
Meritage’s share of pre-tax earnings *	$21,170	$19,420	$2,788

*                       Our share of net earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of earnings. Our share of net earnings excludes joint venture earnings related to lots we purchased from the joint ventures. Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

At December 31, 2006 and December 31, 2005, our investments in unconsolidated entities includes $2.8 million and $1.5 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets. These amounts are amortized to earnings of unconsolidated entities as the assets of the respective joint ventures are sold. We amortized approximately $0.8 million and $1.1 million to our equity of the joint venture earnings in 2006 and 2005, respectively.  There was no such amortization in 2004.

In addition to joint ventures accounted for under the equity method summarized in the above table, at December 31,

2006, our investments in unconsolidated entities included joint ventures recorded under the cost method. These joint ventures were formed to obtain large parcels of land, to perform off-site development work and to sell lots to the joint venture members. As of December 31, 2006 and 2005, our investments in unconsolidated entities recorded under the cost method were $17.7 and $14.9 million, respectively.  For the years ended December 31, 2006, 2005 and 2004, we have not recorded any income or distributions from these joint ventures.

As of December 31, 2006, our total investment in unconsolidated joint ventures of $114.3 million was primarily comprised of $35.2 million in our West Region and $74.7 million in our Central Region.  As of December 31, 2005, our total investment in unconsolidated joint ventures of $88.7 million was primarily comprised of $28.5 million in our West Region and $59.4 million in our Central Region.

NOTE 5 – LOANS PAYABLE AND OTHER BORROWINGS

Loans payable at December 31 consist of the following (in thousands):

	2006	2005
$850 million unsecured revolving credit facility maturing May 2010 with extension provisions, with interest payable monthly approximating LIBOR (approximately 5.32% at December 31, 2006) plus 1.25% or Prime (8.25% at December 31, 2006).	$226,500	$72,600

Model home lease program, with interest in the form of lease payments payable monthly approximating 7.85% at December 31, 2006	26,831	39,336

Other borrowings, acquisition and development financing	1,309	462

Total loans payable and other borrowings	$254,640	$112,398

We have determined that the construction costs and related debt associated with certain model homes which are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet. We do not legally own the model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes. Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell such model home to a third-party home buyer. Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which is generally between one and three years from the origination of the lease. During 2006, $12.5 million of such leases were exercised or terminated.

On May 16, 2006, we amended and restated our senior unsecured revolving credit facility (“New Credit Agreement”).  Under the New Credit Agreement, our credit facility was increased from $600 million to $800 million, and the term was extended from May 2009 to May 2010.  On June 30, 2006, we amended our New Credit Agreement to increase our borrowing capacity under the Credit Agreement by $50 million and to make certain other minor changes.  The total borrowing capacity of the credit facility is now $850 million.  The increase in capacity was made pursuant to an accordion feature contained in the Credit Agreement.  Under this accordion feature, we may request from time to time an aggregate increase of up to $250 million in the maximum borrowing commitment, of which $200 million remained available at December 31, 2006. Each member of the lending group may elect to participate or not participate in any request we make. In addition, any increase in the borrowing capacity pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default.

NOTE 6 – SENIOR NOTES

Senior notes at December 31 consist of the following (in thousands):

	2006	2005
6.25% senior notes due 2015. At December 31, 2006 and 2005, there was approximately $1.4 and $1.6 million in unamortized discount, respectively	$348,571	$348,396
7.0% senior notes due 2014. At December 31, 2006 and 2005, there was approximately $0.1 million in unamortized premium.	130,065	130,074
9.75% senior notes due 2011	—	1,256
	$478,636	$479,726

In March 2005, we used a portion of the proceeds from the $350 million sale of our 6.25% senior notes to repurchase pursuant to a tender offer and consent solicitation approximately $276.8 million of our outstanding 9.75% senior notes due 2011. In connection with this tender offer and repurchase, we reported a one-time pre-tax charge of approximately $31.5 million for premiums, commissions and expenses associated with the tender offer and the write-off of existing offering costs associated with the 9.75% senior notes, net of the accretion of existing note premiums on the 9.75% senior notes.   In 2006, we repurchased the remaining $1.3 million of our outstanding 9.75% senior notes.

The bank facility and indentures for the 7% senior notes due 2014 and the 6.25% senior notes due 2015 contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the year ended December 31, 2006, we were in compliance with these covenants. After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $449 million at December 31, 2006 as determined by borrowing base limitations defined by our agreement with the lending banks. The senior notes restrict our ability to pay dividends, and at December 31, 2006, our maximum permitted amount available to pay dividends was $344.1 million.

Obligations to pay principal and interest on the bank credit facility and senior notes are guaranteed by all of our subsidiaries (collectively, the Guarantor Subsidiaries), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. Separate financial statements of the Guarantor Subsidiaries are not provided because Meritage (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Scheduled principal maturities of loans payable and other borrowings and senior notes as of December 31, 2006 follow (in thousands):

Year Ended December 31,
2007	$27,964
2008	176
2009	—
2010	226,500
2011	—
Thereafter	480,000
$734,640

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

Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The acquisitions of Colonial Homes and Greater Homes were recorded using the purchase method of accounting. The purchase prices were allocated based on estimated fair value of the assets and liabilities assumed at the date of the acquisition. The excess purchase price over the fair value of the net assets, of $27.9 million and $10.1 million for Colonial Homes and Greater Homes, respectively, were recorded as goodwill, which is included on our consolidated balance sheets. We expect that substantially all of the goodwill recorded for the Colonial Homes acquisition will be deductible for tax purposes.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Corporate	West	Central	East	Total
Balance at January 1, 2005	$1,323	$36,036	$54,116	$—	$91,475
Goodwill acquired during the year	—	—	—	37,802	37,802
Increase due to earn-out agreements	—	1,476	—	—	1,476
Amortization of excess tax basis	—	(117)	(73)	(341)	(531)
Balance at December 31, 2005	1,323	37,395	54,043	37,461	130,222
Amortization of excess tax basis	—	(118)	(73)	(372)	(563)
Balance at December 31, 2006	$1,323	$37,277	$53,970	$37,089	$129,659

From time to time, we may acquire companies that are determined to have a tax basis goodwill in excess of book basis goodwill. Current tax law provides for the amortization of purchased goodwill. Under this circumstance, SFAS No. 109 requires that the goodwill be separated into two components. The first component is equivalent to book goodwill and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established. The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized. The tax benefit from the recognition on the tax return of the amortization of the second component is treated as a reduction in the book basis of goodwill.

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” management selected January 1 as the date of our annual goodwill impairment test. During 2006 and 2005, management performed an analysis of potential impairment of goodwill carried and determined that no impairment existed. We completed our analysis of potential impairment of goodwill carried on our balance sheet at December 31, 2006, and determined that no impairment existed.

See Note 11 for a summary of the allocation of the purchase price to acquired assets and liabilities.

NOTE 8 – EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 31, were calculated as follows (in thousands, except per share amounts):

	2006	2005	2004

Basic average number of shares outstanding	26,448	26,977	26,066

Effect of dilutive securities:
Options to acquire common stock	654	1,810	1,544
Diluted average shares outstanding	27,102	28,787	27,610

Net earnings	$225,354	$255,665	$138,968

Basic earnings per share	$8.52	$9.48	$5.33

Diluted earnings per share	$8.32	$8.88	$5.03

Antidilutive stock options not included in the calculation of diluted earnings per share	657	52	—

NOTE 9 – INCENTIVE AWARDS AND RETIREMENT PLAN

Stock Based Compensation

In the first quarter of 2006, we adopted Statement SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation.  Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.  As a result, in periods prior to fiscal year 2006, no compensation expense was recognized for stock options granted to employees because we did not grant stock options with exercise prices below the market price of the underlying stock on the date of the grant.

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

We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and has been amended from time to time (the “1997 Plan”), and the Stock Incentive Plan (the “2006 Plan” and together with the 1997 Plan, the “Plans”).  The Plans, which were approved by our stockholders, are administered by our Board of Directors.  The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 6,600,000 shares of common stock, of which 1,042,701 shares remain available for grant at December 31, 2006.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, and generally have a five-year ratable vesting period and a seven-year contractual term.

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

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.01%	4.41%	4.39%
Expected volatility	46.26%	52.10%	55.50%
Expected life (in years)	5	7	7
Weighted average fair value of options	$24.28	$35.13	$19.37

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, respectively, as if our stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, under the Plans and consistent with SFAS No. 123R (in thousands, except per share amounts):

	Years Ended December 31,
	(in thousands, except per share amounts)
	2005	2004

Net earnings
As reported	$255,665	$138,968
Deduct*	(7,501)	(4,357)
Pro forma	$248,164	$134,611

Basic earnings per share
As reported	$9.48	$5.33
Pro forma	$9.20	$5.16

Diluted earnings per share
As reported	$8.88	$5.03
Pro forma	$8.62	$4.88

* Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

Summary of stock option activity:

	Years Ended December 31,
	2006
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)

Options outstanding at beginning of year:	2,799,282	$27.90
Granted	662,000	$52.70
Exercised	(922,726)	$14.67
Cancelled	(615,502)	$41.26
Outstanding at end of year	1,923,054	$38.51	4.6	$74,048

Vested and expected to vest at end of year	1,682,017	$36.99	4.3	$23,961

Exercisable at end of year	676,854	$25.07	3.1	$16,970

Price range of options exercised	$1.41 - $55.92

Price range of options outstanding	$3.59 - $81.96

Total shares reserved for existing or future grants at end of year	2,965,755

	Years Ended December 31,
	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of year:	2,901,030	$17.73	2,693,024	$11.37
Granted	588,750	$60.40	880,500	$31.86
Exercised	(617,298)	$11.33	(500,974)	$8.22
Cancelled	(73,200)	$26.03	(171,520)	$18.21
Outstanding at end of year	2,799,282	$27.90	2,901,030	$17.73

Exercisable at end of year	961,130		855,708

Price range of options exercised	$1.41 - $36.91		$2.50 - $26.24

Price range of options outstanding	$1.41 - $81.96		$1.41 - 44.29

Total shares reserved for existing or future grants at end of year	3,289,872		3,907,170

Summary of Nonvested Shares Activity:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	—	—
Granted	93,886	$48.54
Vested	—
Cancelled	(20,443)	$54.87
Nonvested at December 31, 2006	73,443	$46.78

Stock options outstanding at December 31, 2006, were:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.00 - $16.39	359,904	2.4	$12.44	252,384	$10.92
$16.40 - $32.78	588,000	3.6	$27.23	307,720	$25.01
$32.79 - $49.17	117,500	5.9	$40.46	24,000	$37.09
$49.18 - $65.56	801,650	5.9	$55.81	79,550	$58.54
$65.57 - $81.96	56,000	5.5	$72.61	13,200	$73.58

	1,923,054	4.5	$38.51	676,854	$25.07

The total intrinsic value of options exercises for the years ended December 31, 2006, 2005 and 2004 was $35.2, $36.3 and $14.0, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

As of December 31, 2006, we had $27.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods.  That cost is expected to be recognized over a weighted-average period of 3.42 years.  For the year ended December 31, 2006, our total stock-based compensation expense was $11.5 million ($8.5 million net of tax).  Stock compensation expense net of tax for the year ended December 31, 2006, was $0.32 and $0.31 per basic and diluted share, respectively.

Cash received from option exercises under the Plans for the years ended December 31, 2006, 2005 and 2004 was $13.5 million, $7.0 million and $4.1 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $10.8 million, $10.5 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

401(k) Retirement Plan

We have a 401(k) plan for all full-time Meritage employees who have been with the Company for a period of six months or more. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $2.0 million, $1.4 million and $1.2 million for the years ended 2006, 2005 and 2004, respectively.

NOTE 10 – INCOME TAXES

Components of income tax expense (benefit) follow (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current taxes:
Federal	$165,274	$144,287	$74,819
State	22,365	22,238	10,362
	187,639	166,525	85,181
Deferred taxes:
Federal	(44,870)	(5,170)	524
State	(4,114)	(795)	85
	(48,984)	(5,965)	609

Total	$138,655	$160,560	$85,790

Income taxes differ for the years ended December 31, 2006, 2005 and 2004, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Expected taxes at current federal statutory income tax rate	$127,403	$145,679	$78,665
State income taxes, net of federal tax benefit	11,863	13,938	6,791
Non-deductible costs and other	(611)	943	334
Income tax expense	$138,655	$160,560	$85,790

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences at December 31 (in thousands):

	2006	2005
Deferred tax assets:
Real estate	$13,904	$—
Warranty reserve	11,678	7,859
Wages payable	6,599	1,828
Reserves and allowances	3,856	1,685
Deferred revenue	3,182	—
Equity-based compensation	2,530	—
Accrued expenses	1,115	1,770
Other	1,086	450
Total deferred tax assets	43,950	13,592

Deferred tax liabilities:
Goodwill	12,024	8,607
Intangibles	1,471	3,681
Prepaids	1,353	1,959
Fixed assets	924	1,882
Other	59	565
Real estate	—	17,763
Total deferred tax liabilities	15,831	34,457

Net deferred tax asset (liability)	$28,119	$(20,865)

On an annual basis, we review our deferred tax assets based on open tax years, the status of refund claims filed and other factors. As a result of our acquisitions of Colonial Homes and Greater Homes, we recorded deferred tax liabilities of approximately $25.3 million in 2005 with a corresponding increase to goodwill.

NOTE 11 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The 2005 acquisitions of Greater Homes and Colonial Homes (East Region) and the 2004 acquisition of Citation Homes (West Region) resulted in the following changes in assets and liabilities (in thousands):

	2005	2004
Increase in real estate	$(140,538)	$(12,036)
Increase in deposits on real estate under option or contract	(5,170)	(1,870)
Increase in receivables and other assets	(7,640)	(747)
Increase in goodwill	(37,802)	(11,214)
Increase in intangibles	(11,493)	—
Increase in property and equipment	(826)	(89)
Increase in accounts payable and accrued liabilities	12,172	1,704
Increase in home sale deposits	12,809	87
Increase in deferred tax liability	26,063	—
Net cash paid for acquisitions	$(152,425)	$(24,165)

There were no acquisitions in 2006.

	2006	2005	2004
Cash paid during the year for:
Interest	$48,802	$35,820	$36,728
Income taxes	$216,818	$125,026	$70,916

Non-cash lot distributions from unconsolidated entities	$8,946	$33,007	$16,291

NOTE 12 – RELATED PARTY TRANSACTIONS

We have transacted business with related or affiliated companies and with certain officers and directors of the Company. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.

Since 1997, we have leased office space in Plano, Texas from Home Financial Services, a Texas partnership owned by John Landon, our former co-chief executive officer, and his wife. During 2006, this lease was renewed for a three-year period.  Rents paid to the partnership were approximately $225,836, $268,000 and $255,000 in 2006, 2005 and 2004, respectively. The office rent is included within general and administrative expenses on our consolidated statements of earnings.

We paid legal fees of approximately $1,643,000 and $783,000 to law firms in 2005 and 2004, respectively, of which C. Timothy White was a partner. Mr. White served on our board of directors until October 1, 2005, at which time he joined the Company as our General Counsel. Of these fees, approximately $1,136,000 and $722,000 were real estate project related and capitalized to real estate on our balance sheet in 2005 and 2004, respectively. The remaining amounts are recorded within general and administrative expenses on our consolidated statements of earnings.

During 2004, we contracted with a landbanker to acquire property in the Tucson, Arizona area for $4.6 million. Robert Sarver, one of our directors, has a 3.8% ownership interest in the entity that sold this property to the landbanker. During 2006 and 2005, we had purchases totaling approximately $1.5 million and $1.2 million from the landbanker related to this property. In addition, during 2006 and 2005, we made purchases of approximately $1.3 million and $64,800 directly from the entity in which Mr. Sarver has the ownership interest. We expect to complete the full acquisition of this property during fiscal 2007.

During 2004 the Company entered into an advertising/sponsorship agreement with the National Basketball Association’s Phoenix Suns organization. One of our directors, Robert Sarver is the Controlling Owner and Vice Chairman of the Phoenix Suns, and our CEO, Steven Hilton, is a minority owner of the team. In 2006 and 2005 we paid approximately $714,000 and $392,000 in advertising/sponsorship costs related to the agreement. These amounts are recorded as general and administrative expenses on our consolidated statement of earnings.

NOTE 13 – OPERATING AND REPORTING SEGMENTS

As required by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, we have analyzed our operating segments to determine if they may be further aggregated into reporting segments.  Our operating segments that are aggregating into each reporting segment have been determined to have similar economic characteristics such as: historical and projected future operating results, employment trends, land acquisition and land constraints, municipality behavior as well as meeting the other qualitative aggregation criteria.  The reportable homebuilding segments are aggregated as follows:

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

	Year Ended December 31,
	2006	2005	2004
Revenue (a):
West	$1,076,401	$1,149,135	$769,085
Central	2,145,835	1,667,305	1,270,919
East	239,084	184,662	—
Consolidated total	3,461,320	3,001,102	2,040,004

Operating income (loss)(b):
West	114,162	247,809	127,407
Central	290,530	203,642	115,045
East	(6,717)	24,606	(100)
Segment operating income	397,975	476,057	242,352
Corporate and unallocated costs (c)	(66,163)	(54,160)	(29,666)
Earnings from unconsolidated entities, net	20,364	18,337	2,788
Other income, net	11,833	7,468	9,284
Loss on extinguishment of debt	—	(31,477)	—

Earnings before provision for income tax	$364,009	$416,225	$224,758

	At December 31,
	2006	2005
Assets:
West	$602,039	$587,236
Central	1,183,533	1,003,839
East	168,010	207,692
Corporate and unallocated (d)	216,943	172,590
Consolidated total	$2,170,525	$1,971,357

(a) Revenue includes the following land closing revenue, by segment (in thousands): 2006 – $11,475 in West Region and $5,559 in Central Region; 2005 - $4,156 in Central Region; 2004 - $20,185 in West Region and $4,077 in Central Region.

(b) Balances include the following inventory impairments and write-offs of options and pre-acquisition charges during 2006: $36,876 in West Region, $13,681 in Central Region and $27,711 in East Region. There were no such charges in 2005 or 2004.

(c) Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the operating segments.

(d) Balance consists primarily of goodwill and intangibles and other corporate assets not allocated to the segments.

See additional segment discussions in Notes 4, 7, and 11 to these consolidated financial statements.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We have reserved approximately $2.4 million for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities on our December 31, 2006 balance sheet. Most of the matters relate to the correction of home construction defects, foundation issues and general customer claims. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

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

In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts. At December 31, 2006, we had outstanding letters of credit of $102.6 million and performance bonds of $317.9 million. We do not believe it is probable that these letters of credit or bonds will be drawn upon.

We also enter into land acquisition and development joint ventures.  We believe our participation in such joint ventures provides us a means of accessing larger parcels and lot positions and helps us expand our market opportunities and manage our risk profile.  Our participation in joint ventures is an important part of our business model and we expect to continue to use joint ventures in the future.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on debt of certain unconsolidated land acquisition and development joint ventures.  At December 31, 2006, we had limited repayment guarantees of $38.6 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action (commonly referred to as “bad boy guarantees”). These types of guarantees typically are on a pro rata basis and are designed to protect the secured lender from the joint venture filing voluntary bankruptcy to impede the lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property. To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would generally require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us. At December 31, 2006, we had outstanding guarantees of this type totaling approximately $82.3 million. By definition, guarantees of this type, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2006, are as follows (in thousands):

Years Ended December 31,
2007	$18,462
2008	12,986
2009	10,102
2010	6,717
2011	3,367
Thereafter	6,456
$58,090

Rent expense approximated $14.0 million, $11.7 million and $8.7 million in 2006, 2005 and 2004, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of earnings.

We have certain obligations related to post-construction warranties and defects related to homes closed. We have estimated these reserves based on historical data and trends with respect to similar product types and geographical areas. A summary of changes in our warranty reserve follows (in thousands):

	Years Ended December 31,
	2006	2005

Warranty reserve, beginning of year	$25,168	$14,967
Additions to reserve	23,949	21,681
Warranty claims	(20,680)	(11,480)
Warranty reserve, end of year	$28,437	$25,168

Warranty reserves are included in accrued liabilities within the accompanying consolidated balance sheets. Additions to warranty reserves are included in cost of sales within the accompanying consolidated statements of earnings.

NOTE 15 – OTHER EVENTS

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

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the years ended December 31, 2006 and 2005 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2006
Revenue	$847,271	$914,660	$878,196	$821,193
Gross profit	$214,041	$220,618	$178,008	$99,963
Earnings before provision for income taxes	$130,791	$125,150	$94,447	$13,621
Net earnings	$79,736	$77,055	$59,539	$9,024
Per Share Data:
Basic earnings per share	$2.96	$2.90	$2.28	$0.35
Diluted earnings per share	$2.86	$2.82	$2.25	$0.34

2005
Revenue	$551,168	$653,571	$755,450	$1,040,913
Gross profit	$119,334	$153,165	$178,068	$256,423
Earnings before provision for income taxes	$38,721	$94,796	$112,502	$170,206
Net earnings	$24,196	$59,239	$70,253	$101,977
Per Share Data:
Basic earnings per share	$0.92	$2.19	$2.57	$3.74
Diluted earnings per share	$0.86	$2.05	$2.40	$3.53

We typically experience seasonal variability in our quarterly oprating results and capital requirements.  Historically, we sell more homes in the first half of the year, which results in more working capital requirements and home closings in the third and fourth quarters.  However, in 2006, due to the softening market conditions in many of our markets, the fourth quarter had the lowest revenue and net income for the fiscal year.

In accordance with SFAS No. 144 and as further discussed in Note 1, in the fourth quarter of 2006 we recorded $15.6 million of inventory impairments and an additional $47.1 million of option deposit and pre-acquisition cost write-offs.  These charges reduced gross profit and net income by $62.7 million and $41.5 million, respectively, during the fourth quarter of 2006.  We had no such charges during 2005.

NOTE 17 – SUBSEQUENT EVENT

On February 23, 2007, we completed the sale of an aggregate principal amount of $150 million of 7.73% senior subordinated notes due 2017 in a private placement.  The notes were issued at par and resulted in net proceeds to us of $147.2 million, after deduction of fees, commmissions and expenses.  We used the proceeds from the sale of these senior subordinated notes to paydown our revolving credit facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act as amended, is accumulated and communicated to management, including the CEO and CFO, in a manner to allow timely decisions regarding the required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this report, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Meritage Homes Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Meritage Homes Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standard No. 123(R), Share-Based Payments, using the modified prospective method.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

February 26, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information required by this item regarding our directors and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2007 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears under Item 4 of Part I of this Annual Report as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of our Code of Ethics has been filed as an exhibit hereto and is also available on our website at www.meritagehomes.com.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Each year, the audit committee approves the annual audit engagement in advance. The committee has also established procedures to pre-approve all non-audit services provided by the principal independent accountants. All 2006 and 2005 non-audit services listed above were pre-approved.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

(i)	Financial Statements:
(1) Report of Deloitte & Touche LLP
(3)

Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2006 and 2005 and related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2006

(ii)	Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(b)          Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.2 of Form S-3 Registration Statement No. 333-87398.

4.2	Indenture, dated May 30, 2001 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2001.

4.2.1	First Supplemental Indenture, dated September 20, 2001 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.1 of Form 10-K for the year ended December 31, 2002.

4.2.2	Second Supplemental Indenture, dated July 12, 2002 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2002.

4.2.3	Third Supplemental Indenture, dated October 21, 2002 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.3 of Form 10-K for the year ended December 31, 2002.

4.2.4	Fourth Supplemental Indenture, dated February 19, 2003 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.4 of Form 10-K for the year ended December 31, 2002.

4.2.5	Fifth Supplemental Indenture, dated August 22, 2003 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.5 of Form S-4 Registration Statement No. 333-109933.

4.2.6	Sixth Supplemental Indenture, dated May 14, 2004 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.6 of Form S-4 Registration Statement 333-115610.

4.2.7	Seventh Supplemental Indenture, dated December 20, 2004 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.7 of Form 10-K for the year ended December 31, 2004.

4.2.8	Eighth Supplemental Indenture, dated March 10, 2005 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.8 of Form 10-K for the year ended December 31, 2004.

4.3	Indenture, dated April 21, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended March 31, 2004.

4.3.1	First Supplemental Indenture, dated May 14, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.1 of Form S-4 Registration Statement No. 333-115610.

4.3.2	Second Supplemental Indenture, dated December 20, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2004.

4.3.3	Third Supplemental Indenture, dated April 18, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.3 of Form S-4 Registration Statement No. 333-123661.

4.3.4	Fourth Supplemental Indenture, dated September 22, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended September 30, 2005.

4.4	Indenture dated March 10, 2005 (re 6¼% Senior Notes due 2015) and form of 6¼% Senior Notes due 2015	Incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2004.

4.4.1	First Supplemental Indenture, dated April 18, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1.1 of Form S-4 Registration Statement No. 333-123661.

4.4.2	Second Supplemental Indenture, dated September 22, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarterly period ended September 30, 2005.

10.1	Master Transaction Agreement, dated February 9, 2005, by and among the Company, Meritage Homes of Florida, Inc., Colonial Homes, Inc., Colonial Shores, LLC and The Colonial Company **	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated February 9, 2005.

10.2	Stock Purchase Agreement, dated August 24, 2005, by and among Meritage Homes of Florida, Inc. and the stockholders of Greater Homes, Inc. **	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended September 30, 2005.

10.2.1	First Amendment to Stock Purchase Agreement dated September 1, 2005, by and among Meritage Homes of Florida, Inc. and the stockholders of Greater Homes, Inc.	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2005.

10.3	Credit Agreement, dated May 16, 2006	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 16, 2006.

10.3.1	First Amendment and Commitment Increase Agreement, dated June 30, 2006	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 30, 2006.

10.4	2001 Annual Incentive Plan*	Incorporated by reference to Exhibit B of the Proxy Statement for the 2001 Annual Meeting of Stockholders.

10.5	2006 Annual Incentive Plan*	Incorporated by reference to Exhibit C of the Proxy Statement for the 2006 Annual Meeting of Stockholders

10.6	Amended 1997 Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.6.1	Representative Form of Meritage Qualified Stock Option Agreement (1997 Plan) *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2004.

10.6.2	Representative Form of Meritage Non-Qualified Stock Option Agreement (1997 Plan) *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2004.

10.7	Meritage Homes Corporation 2006 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement No. 333-134637

10.7.1	Amendment to Meritage Homes Corporation 2006 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2006

10.7.2	Representative Form of Restricted Stock Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.2 of Form S-8 Registration Statement No. 333-134637

10.7.3	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.3 of Form S-8 Registration Statement No. 333-134637

10.7.4	Representative Form of Incentive Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.7.5	Representative Form of Stock Appreciation Rights Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.8	Representative Form of Employment Agreement between the Company and John R. Landon *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 8, 2003.

10.8.1	Stock Purchase Agreement between the Company and John R. Landon, dated June 12, 2006*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 12, 2006

10.8.2	Settlement Agreement between the Company and John R. Landon, dated June 12, 2006*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 12, 2006

10.8.3	Cooperation Agreement between the Company and John R. Landon, dated June 12, 2006*	Incorporated by reference to Exhibit 10.3 of Form 8-K dated June 12, 2006

10.9	Second Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 10, 2007

10.9.1	Second Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 10, 2007

10.10	Second Amended and Restated Employment Agreement between Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 10, 2007

10.10.1	Second Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 10, 2007

10.11	Employment Agreement between the Company and Sandra R.A. Karrmann*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated September 26, 2006

10.11.1	Change of Control Agreement between the Company and Sandra R.A. Karrmann*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated September 26, 2006

10.12	Employment Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated October 16, 2006

10.12.1	Change of Control Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated October 16, 2006

10.13	Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2005.

10.13.1	Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2005.

10.14	Deferred Bonus Agreement – 2003 Award Year – between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period dated March 31, 2004.

10.15	Deferred Bonus Agreement – 2004 Award Year – between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended March 31, 2005.

14	Code of Ethics	Incorporated by reference to Exhibit 14 of Form 10-K for the year ended December 31, 2005

21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February 2007.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ STEVEN J. HILTON
Steven J. Hilton
Chairman and Chief Executive Officer

By	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve J. Hilton and Larry W. Seay, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to these requirements of the Securites Exhange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

Signature		Title	Date

/s/	STEVEN J. HILTON	Chairman and	February 22, 2007
Steven J. Hilton		Chief Executive Officer

/s/	LARRY W. SEAY	Chief Financial Officer	February 22, 2007
Larry W. Seay		Executive Vice President
(Principal Financial Officer)

/s/	VICKI L. BIGGS	Controller and	February 22, 2007
Vicki L. Biggs		Chief Accounting Officer
(Principal Accounting Officer)

/s/	PETER L. AX	Director	February 22, 2007
Peter L. Ax

/s/	RAYMOND OPPEL	Director	February 22, 2007
Raymond Oppel

/s/	ROBERT G. SARVER	Director	February 22, 2007
Robert G. Sarver

/s/	RICHARD T. BURKE, SR.	Director	February 22, 2007
Richard T. Burke, Sr.

/s/	GERALD W. HADDOCK	Director	February 22, 2007
Gerald W. Haddock