Form 10-Q
period 2007-03-31
Meritage Homes CORP
filed 2007-05-09
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes ☐ No ☒

Common shares outstanding as of May 2, 2007: 26,225,416.

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets:
Cash and cash equivalents	$38,919	$56,710
Receivables	68,777	68,725
Real estate	1,563,022	1,530,602
Real estate not owned	13,016	5,269
Deposits on real estate under option or contract	150,202	167,132
Investments in unconsolidated entities	119,268	114,250
Property and equipment, net	40,940	40,712
Deferred tax asset, net	28,711	28,119
Goodwill	129,519	129,659
Intangibles, net	9,091	9,492
Prepaid expenses and other assets	22,664	19,855

Total assets	$2,184,129	$2,170,525

Liabilities:
Accounts payable	$92,515	$117,443
Accrued liabilities	206,904	266,683
Home sale deposits	39,269	42,022
Liabilities related to real estate not owned	12,016	4,269
Loans payable and other borrowings	181,687	254,640
Senior and senior subordinated notes	628,677	478,636

Total liabilities	1,161,068	1,163,693

Stockholders’ Equity:
Common stock, par value $0.01. Authorized 125,000,000 shares at March 31, 2007, and December 31, 2006; issued and outstanding 34,115,284 and 34,035,084 shares at March 31, 2007 and December 31, 2006, respectively	341	340
Additional paid-in capital	336,726	332,652
Retained earnings	874,756	862,602
Treasury stock at cost 7,891,068 shares at March 31, 2007 and December 31, 2006	(188,762)	(188,762)

Total stockholders’ equity	1,023,061	1,006,832

Total liabilities and stockholders’ equity	$2,184,129	$2,170,525

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Home closing revenue	$576,115	$846,374
Land closing revenue	1,335	897
Total closing revenue	577,450	847,271

Cost of home closings	(485,964)	(632,311)
Cost of land closings	(1,146)	(919)
Total cost of closings	487,110	(633,230)

Home closing gross profit	90,151	214,063
Land closing gross profit	189	(22)
Total closing gross profit	90,340	214,041

Commissions and other sales costs	(47,338)	(48,027)
General and administrative expenses	(26,663)	(42,722)
Earnings from unconsolidated entities, net	3,146	5,588
Other income, net	3,133	1,911

Earnings before provision for income taxes	22,618	130,791
Provision for income taxes	(7,502)	(51,055)

Net earnings	$15,116	$79,736

Earnings per common share:
Basic	$0.58	$2.96
Diluted	$0.57	$2.86

Weighted average number of shares:
Basic	26,165	26,974
Diluted	26,543	27,876

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$15,116	$79,736
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,269	4,873
Write-off of deposits and land acquisition costs	17,037	—
Stock-based compensation	2,264	2,679
Excess income tax benefit from stock-based awards	(321)	(4,974)
Equity in earnings from unconsolidated entities	(3,146)	(5,588)
Distributions of earnings from unconsolidated entities	4,953	3,266
Changes in assets and liabilities:
Increase in real estate	(44,295)	(110,035)
Decrease in deposits on real estate under option or contract	11,852	3,916
Decrease in receivables and prepaid expenses and other assets	63	7,712
Decrease in accounts payable and accrued liabilities	(87,709)	(16,264)
Decrease in home sale deposits	(2,753)	(2,070)
Net cash used in operating activities	(82,670)	(36,749)

Cash flows from investing activities:
Investments in unconsolidated entities	(10,125)	(7,780)
Distributions of capital from unconsolidated entities	2,056	14,339
Purchases of property and equipment	(4,351)	(10,591)
Proceeds from sales of property and equipment	212	8
Net cash used in investing activities	(12,208)	(4,024)

Cash flows from financing activities:
Net borrowings (payments) under line of credit agreement	(71,000)	58,500
Repayments of loans payable and other borrowings, net	(587)	(9)
Proceeds from issuance of senior subordinated notes	150,000	—
Senior subordinated notes issuance costs	(3,037)	—
Purchase of treasury stock	—	(49,298)
Excess income tax benefit from stock-based awards	321	4,974
Proceeds from stock option exercises	1,390	2,456
Net cash provided by financing activities	77,087	16,623

Net decrease in cash and cash equivalents	(17,791)	(24,150)
Cash and cash equivalents at beginning of period	56,710	65,812
Cash and cash equivalents at end of period	$38,919	$41,662

See supplemental disclosures of cash flow information at Note 11.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.  Meritage Homes is a leading designer and builder of single-family attached and detached homes in the fast-growing southern and western United States based on the number of home closings.  We offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers.  We have operations in three regions:  West, Central and East, which are comprised of 14 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida.  Through our successors, we commenced our homebuilding operations in 1985.  Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for certain communities in Arizona, where we operate under the name of Monterey Homes, and in Texas, where we operate in certain communities as Legacy Homes and Monterey Homes.  At March 31, 2007, we were actively selling homes in 217 communities, with base prices ranging from approximately $110,000 to $1,160,000.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see note 3) in  which we are deemed the primary beneficiary (collectively, the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of the interim periods presented.

Real Estate.  Real estate is stated at cost and includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community.  Any changes to the estimated total development costs of a community are allocated on a relative value basis to the remaining homes in the community.  When a home is closed, we may have not yet paid all costs incurred to complete it.  At the time of close, we record a liability and as a charge to cost of sales the amount we determine will ultimately be paid to complete the home.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”), land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present.  SFAS No. 144 requires that in the event the undiscounted cash flows projected for those assets are less than their carrying amounts, an impairment charge is recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates, including future sales prices, construction costs and absorption rates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed at community level; therefore, changes in local conditions may effect one of several of our communities.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In the first quarter of 2007, we recorded $1.1 million of such impairment charges related to our real estate inventories.  Additionally, we wrote off $15.9 million of deposits and pre-acquisition costs relating to projects that were no longer considered feasible.  The impairment charges were based on our fair value calculations, which are affected by current market conditions, assumptions and expectations, all of which are highly subjective and may differ significantly from actual results if market conditions change.

Off-Balance Sheet Arrangements.  We often acquire finished building lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  We believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.  Under these option and purchase agreements, we are usually required to make deposits in the form of cash or letters of credit, which may be forfeited if we fail to perform under the applicable agreements.  As of March 31, 2007, we had entered into option and purchase agreements with an aggregate purchase price of approximately $1.9 billion and had made deposits of approximately $151.2 million in the form of cash and approximately $56.5 million in letters of credit.

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Our participation in joint ventures continues to be an important part of our business model and we expect it to continue to be in the future.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on debt of certain unconsolidated land acquisition and development joint ventures.  At March 31, 2007, our share of these limited pro rata repayment guarantees was $39.8 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”).  These types of guarantees typically are on a pro rata basis and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us.  At March 31, 2007, we had outstanding guarantees of this type totaling approximately $82.5 million.  We believe that these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

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

Additionally, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of March 31, 2007, we had approximately $45.3 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At March 31, 2007, we had approximately $31.1 million in outstanding letters of credit and $267.6 million in performance bonds for such purposes.  We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Intangibles, Net.  Intangible assets consist primarily of non-compete agreements, tradenames and home plan designs acquired in connection with our February 2005 acquisition of Colonial Homes and our September 2005 acquisition of Greater Homes.  These intangible assets were valued at the acquisition dates utilizing accepted valuation procedures.  The non-compete agreements, tradenames and home plan designs are being amortized over their estimated useful lives.  The cost and accumulated amortization of our intangible assets was $8.5 million and $4.9 million, respectively, at March 31, 2007.  In the first three months of 2007, amortization expense was $0.3 million.  Amortization expense is expected to be approximately $0.9 million in the remaining nine months of 2007 and $1.1, $1.1 and $0.5 million per year in 2008, 2009 and 2010, respectively.

Additionally, in accordance with AICPA Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we have capitalized software costs at March 31, 2007 with a cost basis of $9.8 million, which is net of accumulated amortization of $6.2 million.  In the first three months of 2007, amortization expense was approximately $0.8 million related to the capitalized software costs and is expected to be approximately $1.0 million for the remaining nine months of 2007 and $0.8, $0.7, $0.7 and $0.4 million in 2008, 2009, 2010 and 2011, respectively.  Additionally, we have $1.9 million of capitalized software costs that have not begun to amortize.

Accrued Liabilities.  Accrued liabilities consists of the following (in thousands):

	At March 31, 2007	At December 31, 2006
Accruals related to real estate development and construction activities	$89,385	$120,604
Payroll and other benefits	30,519	54,893
Accrued taxes	12,205	9,112
Warranty reserves	30,319	28,437
Other accruals	44,476	53,637
Total	$206,904	$266,683

Warranty Reserves.  As is customary in the homebuilding industry, we have obligations related to post-construction warranties and defects related to homes closed.  We have established reserves for these obligations based on historical data and trends with respect to similar product types and geographic areas.  Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets.  Additions to warranty reserves are included in cost of sales within the accompanying condensed consolidated statements of earnings. We periodically review the adequacy of our warranty reserves, and believe they are sufficient to cover potential costs for materials and labor related to post-construction warranties and defects.  A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$28,437	$25,168
Additions to reserve	6,362	5,228
Warranty claims and expenses	(4,480)	(4,167)
Balance, end of period	$30,319	$26,229

Recently Issued Accounting Pronouncements.  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This pronouncement permits a company to choose to measure certain financial instruments at fair value in order to mitigate income statement volatility due to the measurement of related assets and liabilities under different accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 is not expected to have an impact on our financial position, results of operations or cash flows.

FIN 48.    We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in a company’s income tax returns.

The cumulative effect of adopting FIN 48 was an increase in tax reserves and a decrease of $3.0 million to the January 1, 2007 retained earnings balance.

At January 1, 2007, our unrecognized tax benefits were $19.2 million, which would, if recognized, provide a benefit to us of $6.5 million and decrease our effective tax rate.

We record interest and penalties related to uncertain tax positions in income tax expense.  At January 1, 2007, approximately $1.9 million of the unrecognized tax benefits represents potential interest and penalties on uncertain tax positions.

The decrease in unrecognized tax benefits during the quarter ended March 31, 2007 was $11.3 million and includes $0.8 million of interest.  The interest amount reduced the income tax provision for the quarter ended March 31, 2007.

We conduct business and are subject to tax in the U.S and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2002. Our U.S. income tax return for 2003 is currently under examination by the IRS.  An estimate of the range of possible changes that may result from the examination cannot be made at this time.

There are currently no unrecognized tax benefits that relate to items which would be affected by expiring statutes of limitation within the next 12 months.

NOTE 2 – REAL  ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At March 31, 2007	At December 31, 2006

Homes under contract under construction	$578,542	$589,241
Finished home sites and home sites under development	655,464	592,949
Unsold homes, completed and under construction	242,343	271,559
Model homes	47,293	39,131
Model home lease program	25,465	26,831
Land held for development	13,915	10,891
	$1,563,022	$1,530,602

Subject to sufficient qualifying assets, we capitalize all development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to qualified real estate assets as incurred and charged to cost of home closings when the associated revenue is recognized.  Certain information regarding capitalized interest follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Capitalized interest, beginning of period	$33,016	$23,939
Interest incurred and capitalized	13,885	11,575
Amortization to cost of home closings	(7,972)	(10,761)
Capitalized interest, end of period	$38,929	$24,753

At March 31, 2007, approximately $2.5 million of the capitalized interest is related to our joint venture investments and is a component of  “Investments in unconsolidated entities” on our balance sheet.

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

Based on the provisions of FIN 46R, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a variable interest entity, or VIE, is created because we are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R.  If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements.  Not all of our purchase and option agreements are determined to be VIEs.

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

We generally do not have any ownership interest in the VIEs that hold the lots and land under option or contract, and accordingly, we do not have legal or other access to the VIE’s books or records.  Therefore, it is not possible for us to compel the VIEs to provide financial or other data to us in performing our primary beneficiary evaluation.  Accordingly, this lack of information from the VIEs may result in our evaluation being conducted primarily based on management’s judgments and estimates.

In most cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to our option deposit.  Often, we are at risk for items over budget related to land development on property we have under option.  In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner.  Some of our option deposits may be refundable if certain contractual conditions are not performed by the party selling the lots to us.  At March 31, 2007, we had one specific performance option, requiring us to purchase 35 lots.

The table below presents a summary of our lots under option or contract at March 31, 2007 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash	Letters of Credit

Options recorded on balance sheet as real estate not owned (1), (3)	242	$13,016	$1,000	$—
Option contracts not recorded on balance sheet – non-refundable deposits (1)	27,046	$1,525,348	$118,573	$55,995
Purchase contracts not recorded on balance sheet – non-refundable deposits (1)	6,222	235,127	30,856	484
Purchase contracts not recorded on balance sheet – refundable deposits (2)	4,089	165,444	773	—
Total options not recorded on balance sheet	37,357	1,925,919	150,202	56,479
Total lots under option or contract	37,559	$1,938,935	$151,202	$56,479

(1)                               Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)                               Deposits are refundable at our sole discretion.  We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)                               The purpose and nature of these consolidated lot option contracts (VIEs) is to provide the Company the option to purchase these lots in anticipation of building homes on these lots in the future.  Specific performance contracts are included in this balance.

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

For land development joint ventures, we, and in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the joint venture.  Option prices are generally negotiated prices that approximate market value when we enter into the option contract.  For homebuilding and land development joint ventures, our share of the joint venture earnings relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. Therefore, we allocate our joint venture earnings to the land acquired by us as a reduction in the basis of the property.

We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of certain unconsolidated land acquisition and development joint ventures.  At March 31, 2007, our share of these limited pro rata repayment guarantees was approximately $39.8 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”).  These types of guarantees typically are on a pro rata basis and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us.  At March 31, 2007, we had outstanding guarantees of this type totaling approximately $82.5 million.  By definition, these guarantees, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior note indentures.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At March 31, 2007	At December 31, 2006
Assets:
Cash	$16,828	$14,392
Real estate	725,156	723,753
Other assets	30,208	25,722
Total assets	$772,192	$763,867

Liabilities and equity:
Accounts payable and other liabilities	$23,237	$26,639
Notes and mortgages payable	473,802	471,197
Equity of:
Meritage	97,741	93,792
Others	177,412	172,239
Total liabilities and equity	$772,192	$763,867

	Three Months Ended March 31,
	2007	2006
Revenues	$13,386	$27,128
Costs and expenses	(9,966)	(9,222)
Net earnings of unconsolidated entities	$3,420	$17,901
Meritage’s share of pre-tax earnings (1) (2)	$3,169	$6,279

(1)                               The joint venture financial statements above represent the most recent information available to us.  As our portion of pre-tax earnings includes both actual earnings as well as expected earnings not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may not be a meaningful number/percentage.

(2)                               Our share of pre-tax earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of earnings.  Our share of pre-tax earnings excludes joint venture earnings related to lots we purchased from the joint ventures.  Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

At March 31, 2007 and December 31, 2006, our investments in unconsolidated entities includes $3.4 million and $2.8 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized to equity of earnings of unconsolidated entities as the assets of the respective joint ventures are sold.  We amortized approximately $23,000 and $691,000 in the first quarter of 2007 and 2006, respectively.

In addition to joint ventures accounted for under the equity method summarized in the above table, at March 31, 2007, and December 31, 2006, our investments in unconsolidated entities included joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  As of March 31, 2007, and December 31, 2006, our investments in unconsolidated entities recorded under the cost method were $18.2 and $17.7 million, respectively. As of March 31, 2007, we have not recorded any income or distributions from these joint ventures.

As of March 31, 2007, our total investment in unconsolidated joint ventures of $119.3 million is primarily comprised of $34.7 million in our West Region and $80.3 million in our Central Region.  As of December 31, 2006, our total investment in unconsolidated joint ventures of $114.3 million was primarily comprised of $35.2 million in our West Region and $74.7 million in our Central Region.

See Note 13 for further discussion regarding one of our unconsolidated joint ventures.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
$850 million unsecured revolving credit facility maturing May 2010 with extension provisions, and interest payable monthly at LIBOR (5.32% at March 31, 2007) plus 1.25% or Prime (8.25% at March 31, 2007)	$155,500	$226,500

Model home lease program, with interest in the form of lease payments payable monthly approximating 7.82% at March 31, 2007	25,465	26,831

Other borrowings, acquisition and development financing	722	1,309

Total loans payable and other borrowings	$181,687	$254,640

We have determined that the construction costs and related debt associated with certain model homes that are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet.  We do not legally own these model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes.  Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell it to a third-party home buyer.  Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which generally has a maturity date of one to three years, from the origination of the lease.  During the first quarter of 2007, $1.4 million of such leases were exercised or terminated.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior notes consist of the following (in thousands):

	March 31, 2007	December 31, 2006
7.73% senior subordinated notes due 2017	$150,000	$—
6.25% senior notes due 2015. At March 31, 2007 and December 31, 2006, there was approximately $1.4 million in unamortized discount	$348,614	$348,571
7.0% senior notes due 2014. At both March 31, 2007, and December 31, 2006, there was approximately $0.1 million in unamortized premium	130,063	130,065
	$628,677	$478,636

In February 2007, we completed a $150 million offering of 7.73% senior subordinated notes due 2017.  These notes were issued at par, and their associated proceeds were used to pay down our borrowings on our senior unsecured revolving credit facility (“Credit Facility”).

Our Credit Facility and indentures for all our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended March 31, 2007, we were in compliance with these covenants. After considering our most restrictive bank covenants, we have additional borrowing availability under the Credit Facility of approximately $528 million at March 31, 2007. The Credit Facility and indentures relating to our senior and senior subordinated notes restrict our ability to pay dividends, and at March 31, 2007, our maximum permitted amount available to pay dividends was $349 million.

Obligations to pay principal and interest on the Credit Facility and senior and senior subordinated notes are guaranteed by all of our subsidiaries (collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation.  Such guarantees are full and unconditional, and joint and several.  We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several and there are no non-guarantor subsidiaries.  There are no significant restrictions on the ability of the Company or any Guarantor Subsidiary to obtain funds from their respective subsidiaries, as applicable, by dividend or loan.

NOTE 7 - GOODWILL

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The changes in the carrying amount of goodwill for the three months ended March 31, 2007, follow (in thousands):

	Corporate	West	Central	East	Total
Balance at December 31, 2006	$1,323	$37,277	$53,970	$37,089	$129,659
Tax benefit of amortization of excess tax basis	—	(29)	(18)	(93)	(140)
Balance at March 31, 2007	$1,323	$37,248	$53,952	$36,996	$129,519

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2007, management performed its annual assessment of goodwill and determined that no impairment existed.

NOTE 8 - EARNINGS PER SHARE

Basic and diluted earnings per common share are presented in conformity with SFAS No. 128, “Earnings Per Share”.  The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Basic weighted average number of shares outstanding	26,165	26,974

Effect of dilutive securities:
Stock options and restricted stock	378	902

Diluted weighted average shares outstanding	26,543	27,876

Net earnings	$15,116	$79,736

Basic earnings per share	$0.58	$2.96

Diluted earnings per share	$0.57	$2.86

Antidilutive stock options not included in the calculation of diluted earnings per share	1,287	597

NOTE 9 - STOCK-BASED COMPENSATION

We have two stock compensation plans  (together, the “Plans”), which were approved by our stockholders and are administered by our Board of Directors.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 6,600,000 shares of common stock, of which 379,794 shares remain available for grant at March 31, 2007.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Generally, option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

Three Months Ended March 31,
2007
Expected volatility	42.60%
Expected dividends	0%
Expected term (in years)	4
Risk-free interest rate	4.90%
Weighted average grant date fair value of options granted	$17.91

There were no stock option grants in the first quarter of 2006.

As of March 31, 2007, we had $37.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods.  That cost is expected to be recognized over a weighted-average period of 3.6 years.  For the three months ended March 31, 2007 and 2006, our total stock-based compensation expense was $2.3 million ($1.6 million net of tax) and $2.7 million ($2.0 million net of tax), respectively.  We granted 726,667 options and 96,333 shares of restricted stock during the first quarter of 2007.

NOTE 10 - INCOME TAXES

Components of the provision for income taxes are (in thousands):

	Three Months Ended March 31,
	2007	2006
Federal	$6,298	$44,381
State	1,204	6,674
Total	$7,502	$51,055

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2007	2006
Cash paid during the period for:
Interest	$16,013	$13,080
Income taxes	$7,402	$45,512
Non-cash distributions from unconsolidated entities	$1,960	$3,099
FIN 48 adoption – unrecognized tax benefits	$2,962	$—

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

West:       California and Nevada

Central: Texas, Arizona and Colorado

East:       Florida

Management’s evaluation of segment performance is based on segment operating income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment.  Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation,” to the consolidated financial statements in our 2006 Annual Report on Form 10-K.  Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.  The following segment information is in thousands:

	Three Months Ended March 31,
	2007	2006
Revenue (1):
West	$117,412	$321,039
Central	420,175	451,930
East	39,863	74,302
Consolidated total	577,450	847,271

Operating income (2):
West	(7,552)	64,124
Central	39,571	69,076
East	(8,091)	9,767

Segment operating income	23,928	142,967
Corporate and unallocated (3)	(7,589)	(19,675)
Earnings from unconsolidated entities, net	3,146	5,588
Other income, net	3,133	1,911

Earnings before provision for income tax	$22,618	$130,791

	At March 31, 2007	At December 31, 2006
Assets
West	$650,903	$602,039
Central	1,174,750	1,183,533
East	164,030	168,010
Corporate and unallocated (4)	194,446	216,943
Consolidated total	$2,184,129	$2,170,525

(1)                                Revenue includes the following land closing revenue, by segment (in thousands): three months ended March 31, 2007 - $1,335 in Central Region; three months ended March 31, 2006 - $897 in Central Region.

(2)                                Operating income for the three months ended March 31, 2007 includes $5.4 million, $2.1 million and $9.5 million of inventory impairments and land option and pre-acquisition cost write-offs for the West, Central and East Regions, respectively.

(3)                                Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the operating segments.

(4)                                Balance consists primarily of goodwill and intangibles and other corporate assets not allocated to the segments.

See additional segment discussions in Notes 4 and 7.

NOTE 13 – SUBSEQUENT EVENT

In the course of our business, from time to time, we enter into land development joint ventures with other development partner(s). In October 2004, we and an unrelated Phoenix-based homebuilder (“Joint Venture Partner”) entered into one such joint venture to acquire and develop land located in the Phoenix metro market. We and our Joint Venture Partner each own 50% of the joint venture.

While the Joint Venture Partners did not directly guaranty principle related to the borrowings of the joint venture (except for pro-rata “bad boy” guarantees as discussed in Note 4 in the event the joint venture files for voluntary bankruptcy protection), the joint venture partners did enter into completion guarantees for the benefit of the lenders for the completion of certain development work in the event the joint venture fails to do so. As of March 31, 2007, the joint venture had approximately $64.0 million of debt outstanding.

                                                On April 30, 2007, the joint venture failed to make a scheduled payment, which could result in the immediate acceleration of all of the joint venture’s debt.   The joint venture has not been notified of a default in writing and we and our Joint Venture Partner are actively negotiating with the lenders to extend the payment terms and make other modifications to the debt.

Although at this time we believe the joint venture will be successful in modifying its debt, if the modification does not occur, we expect the lenders to foreclose on the property.  If such a foreclosure occurs, we will write off our investment in the joint venture ($10.1 million at March 31, 2007).  Additionally, we and our Joint Venture Partner have joint and several liability to the lenders to pay cost overruns under the completion guarantees as well as other potential costs, which we currently estimate will total approximately $12 million, and which should be paid in equal proportion by both joint venture partners.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer and builder of single-family homes in the growth regions of the western and southern United States based on the number of home closings.  We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base.  We believe that the relatively strong population, job and income growth, as well as the favorable migration characteristics in our markets will continue to provide significant long-term growth opportunities for us.  At March 31, 2007, we were actively selling homes in 217 communities, with base prices ranging from $110,000 to $1,160,000.

We operate in the following geographic regions, which are presented as our reportable business segments:

West:       California and Nevada

Central: Texas, Arizona and Colorado

East:       Florida

Total home closing revenue was $576.1 million for the three months ended March 31, 2007, decreasing 31.9% from $846.4 million for the same period last year.  Net earnings for the first quarter of 2007 decreased 81.0% to $15.1 million from $79.7 million in the same period last year.  This decrease is primarily due to continued weakened homebuilding market experienced in the first quarter of 2007, compared to the first quarter of 2006.  Our first quarter 2007 revenue is the result of closing orders taken during mid to late 2006, a period of weaker conditions in the homebulding market.  The lower average home prices are due to competitive pressures and the increased use of incentives, as well as the sales mix of homes closed, coupled with a $17.0 million write-down related to cancelled lot options and inventory impairments contributed to the net earnings decline.

We began experiencing slowdowns in our northern California markets in the fourth quarter of 2005.  The downturn eventually affected the rest of the country in subsequent quarters throughout 2006, resulting in a decline in order dollars and volume.  During the three months ended March 31, 2007, we have also begun to see a slowdown in Texas, although not to the extent of other markets.  Texas now comprises a larger percentage of our total closings and orders.  We expect our home closing gross margins to continue to trend lower throughout 2007.

It is also our expectation that sales in our markets that experienced robust sales activity in 2005 and 2006 will continue to decrease, and we expect the home order rate to be soft in 2007.  At March 31, 2007, our backlog of approximately $1.3 billion decreased 41.7% when compared to March 31, 2006, but increased by 5.4% compared to December 31, 2006, partially due to seasonality factors.  This increase from year end is due to an increase in the number of home sales, partially offset by price concessions and the additional use of incentives as the average sales price in backlog decreased from $325,700 at December 31, 2006 to $319,200 at March 31, 2007.  In the first quarter of 2007, our cancellation rate on sales orders decreased slightly to approximately 27.4% of gross orders (or 21.2% of beginning backlog) as compared to 28.3% (16.1% of beginning backlog) respectively, in the same period a year ago, and 48.3% and 22.0% for the three months ended December 31, 2006.  We believe our experiences are consistent with the overall trends in the homebuilding industry.  During the remainder of 2007 and beyond, based on current market conditions, we expect average closing sales prices to continue to decline, as reflected by the lower average sales price in backlog.  Margins will also remain compressed due to pricing competition from the excess of new and existing home inventories and higher land costs from land contracts negotiated during the homebuilding market peak.

Critical Accounting Policies

The accounting policies we deem most critical to us include revenue recognition, real estate, goodwill, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments.  There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2006 Annual Report on Form 10-K.

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended March 31,
	2007	2006
Total
Dollars	$576,115	$846,374
Homes closed	1,796	2,528
Average sales price	$320.8	$334.8
West Region
California
Dollars	$102,135	$246,883
Homes closed	194	423
Average sales price	$526.5	$583.6
Nevada
Dollars	$15,277	$74,156
Homes closed	45	189
Average sales price	$339.5	$392.4
West Region Totals
Dollars	$117,412	$321,039
Homes closed	239	612
Average sales price	$491.3	$524.6
Central Region
Arizona
Dollars	$182,289	$225,859
Homes closed	498	736
Average sales price	$366.0	$306.9
Texas
Dollars	$222,888	$219,084
Homes closed	912	952
Average sales price	$244.4	$230.1
Colorado
Dollars	$13,663	$6,090
Homes closed	33	16
Average sales price	$414.0	$380.6
Central Region Totals
Dollars	$418,840	$451,033
Homes closed	1,443	1,704
Average sales price	$290.3	$264.7
East Region
Florida
Dollars	$39,863	$74,302
Homes closed	114	212
Average sales price	$349.7	$350.5

Companywide.  Home closing revenue for the quarter ended March 31, 2007 decreased 31.9% to $576.1 million from $846.4 million for the same time period a year ago as a result of a 29.0% decrease in homes closed to 1,796 and a 4.2% decrease in average sales price.  The home closing decrease reflects the lower sales prices due to competitive pressures and sales mix, which were realized in our early 2007 closings.

West.  The West Region’s $203.6 million decrease in home closing revenue for the first quarter of 2007 as compared to 2006 is due to the decreases in both California and Nevada.  In California, the number of homes closed and the average sales price of those homes declined 54.1% and 9.8%, respectively.  The Region’s decreases were further impacted by the performance in Nevada, which experienced a $58.9 million or 79.4% decrease in home closing revenue due to a 76.2% decrease in number of homes closed and a 13.5% decrease in average sales price.  These significant declines highlight the difference between the first quarter 2007 closings that resulted from mid to late 2006 sales, where both the slower absorption rate and price constraints of the current homebuilding downturn are evident, as compared to the first quarter 2006 closings from late 2005 sales, which occurred during the height of the housing cycle.  Although we see some early signs of market stabilization in this Region, we expect that the slow sales pace we experienced in 2006 (compared to 2005) will continue to affect closings in California and Nevada throughout 2007.

Central.  During the three months ended March 31, 2007, the Central Region reported a $32.2 million decrease in home closing revenue as compared to the prior year due to a decrease in number of homes closed of 15.3% to 1,443, partially offset by an average sales price increase of 9.7%. The increase in average sales price is attributed to the mix of communities and types of homes sold, and not stronger pricing power.  Texas also experienced a slight slow-down, with a 4.2% decrease in the number of units closed in the three months ended March 31, 2007 when compared to the comparable quarter of the prior year; however, higher average sales prices on these homes resulted in a slight 1.7% increase for Texas’ first quarter home closing revenue when compared to the first quarter of the prior year.

East.  In the East Region, closing revenue and homes closed were down $34.4 million and 98 for the quarter ended March 31, 2007, decreases of 46.4% and 46.2%, respectively, versus the same quarter in the prior year.  These decreases reflect the very weak results of Ft. Myers, where we believe the homebuilding industry is one of the weakest in the nation, partially moderated by the performance in Central Florida.  In the future, we expect our other communities across Central Florida, which have lower average sales prices but higher sales volumes, to comprise a larger portion of the East Region’s sales and closing mix.

Home Orders

	Three Months Ended March 31,
	2007	2006
Total
Dollars	$640,616	$832,618
Homes ordered	2,073	2,590
Average sales price	$309.0	$321.5
West Region
California
Dollars	$139,984	$137,356
Homes ordered	291	237
Average sales price	$481.0	$579.6
Nevada
Dollars	$30,866	$49,408
Homes ordered	84	129
Average sales price	$367.5	$383.0
West Region Totals
Dollars	$170,850	$186,764
Homes ordered	375	366
Average sales price	$455.6	$510.3
Central Region
Arizona
Dollars	$152,342	$259,810
Homes ordered	478	733
Average sales price	$318.7	$354.4
Texas
Dollars	$278,544	$315,147
Homes ordered	1,096	1,312
Average sales price	$254.1	$240.2
Colorado
Dollars	$18,520	$16,994
Homes ordered	48	42
Average sales price	$385.8	$404.6
Central Region Totals
Dollars	$449,406	$591,951
Homes ordered	1,622	2,087
Average sales price	$277.1	$283.6
East Region
Florida
Dollars	$20,360	$53,903
Homes ordered	76	137
Average sales price	$267.9	$393.5

Companywide.  Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

In all of our markets, demand has remained soft since the latter half of 2006, although sales cancellation rates have improved from the fourth quarter of 2006 and California is beginning to experience some stabilization in order rates.  Home orders declined by 20% to 2,073 homes during the quarter ended March 31, 2007 with a value of $640.6 million, a decrease of 23.1% compared to the same quarter a year ago.  Our actively selling community count increased 17.3% to 217 at March 31, 2007, over the same period a year ago, helping to offset slowing sales rates per community.  Our cancellation rates for the quarter ended March 31, 2007 were 27.4% of gross unit sales for the quarter and 21.2% of beginning backlog as compared to 28.3% and 16.1%, respectively, for the same time period a year ago.  In response to these market conditions, we have increased incentives to home buyers in many of these markets.  The effects of these incentives is highlighted in the declines in cancellation rates from the quarter ended December 31, 2006, which had cancellation rates of 48.3% of gross unit sales and 22.0% of backlog for the quarter.

West.  During the first quarter of 2007, our West Region continued to experience softer market conditions due to decreasing demand from investors and speculative buyers, higher inventory levels of unsold homes and homebuyers electing to defer purchase decisions in this transitional market.  However, the 8.5% home order dollars decline to $170.9 million for the current quarter as compared to $186.8 million for the first quarter of 2006 is attributed to the 10.7% decline in average selling price and is partially offset by a 2.5% increase in units sold.  California, which was the first to experience the homebuilding downturn in late 2005, is showing preliminary signs of stabilization, with a slight 1.9% increase in the dollar value of home sales to $140.0 million in the first quarter of 2007 versus $137.4 million in the prior year.  Nevada continues to be challenged by the current homebuilding market, with a 37.5% decline in the dollar value of home sales due to declines in both average sales price amounts and units of sold homes.

Central.  For the three months ended March 31, 2007, homes ordered declined by 465 homes to 1,622, which is the primary cause of the $142.5 million decrease in the value of homes ordered over the prior year.  These declines are due to the continuing downturn in the homebuilding market in this Region, which resulted in a $107.5 million decline in dollar value of home orders in Arizona, primarily due to a 34.8% decline in number of home sales down to 478 for the three months ended March 31, 2007 compared with 733 in the prior year.  Although Texas remains one of our strongest markets, its sales have decereased 16.5% in the units of homes ordered in the quarter ended March 31, 2007 as compared to the same period in 2006.

East.  In our East Region, we had net orders of 76 homes with a dollar value of $20.4 million for the three months ended March 31, 2007, decreases of 44.5% and 62.2%, respectively, for the same time period a year ago.  The East Region continues to be our most challenging Region as the homebuilding market downturn has had the largest impact on our Ft. Myers operations.  As noted, we expect the average sales prices of homes to continue to decline as Central Florida, a lower-priced area, becomes a more significant portion of the East Region mix.  Unless we initiate new projects in Ft. Myers/Naples, due to our limited existing lot inventory, sales volumes for this area will continue to decline.

Order Backlog

	At March 31,
	2007	2006
Total
Dollars	$1,264,562	$2,167,844
Homes in backlog	3,962	6,456
Average sales price	$319.2	$335.8
West Region
California
Dollars	$167,665	$311,437
Homes in backlog	323	528
Average sales price	$519.1	$589.8
Nevada
Dollars	$37,314	$101,652
Homes in backlog	96	289
Average sales price	$388.7	$351.7
West Region Totals
Dollars	$204,979	$413,089
Homes in backlog	419	817
Average sales price	$489.2	$505.6
Central Region
Arizona
Dollars	$317,359	$872,653
Homes in backlog	885	2,424
Average sales price	$358.6	$360.0
Texas
Dollars	$637,819	$605,528
Homes in backlog	2,393	2,533
Average sales price	$266.5	$239.1
Colorado
Dollars	$23,640	$22,726
Homes in backlog	60	58
Average sales price	$394.0	$391.8
Central Region Totals
Dollars	$978,818	$1,500,907
Homes in backlog	3,338	5,015
Average sales price	$293.2	$299.3
East Region
Florida
Dollars	$80,765	$253,848
Homes in backlog	205	624
Average sales price	$394.0	$406.8

Companywide.  Our backlog represents net sales contracts that have not closed. Our March 31, 2007, backlog value was $1.3 billion, comprised of 3,962 homes. These amounts declined 41.7% and 38.6%, respectively, compared to a year ago, consistent with our softening overall order trends.

West.  The West Region’s 48.7% decrease in number of homes in backlog to 419 as of March 31, 2007 as compared to 2006 is due to the volume of home closings outpacing the sales order rates over the past several quarters.  If sales stabilize, particularly in California as is indicated by our first quarter levels, we are hopeful our backlog levels will also eventually begin to stabilize.

Central.  The Central Region’s 3,338 homes in backlog at March 31, 2007 is a 33.4% decrease from a year ago.  This decrease, along with a slight 2.0% decrease in the average sales price of these homes, led to a $522.1 million decrease in dollars of backlog for this region.  The decline is primarily due to the slowdown of the homebuilding markets in Arizona, as discussed above, partially offset by the moderate increase of the Texas backlog, which experienced a $32.3 million increase as of March 31, 2007 versus a year ago.

East.  The East Region’s decline of $173.1 million in dollars of backlog to $80.8 million at March 31, 2007 versus 2006 continues to reflect the current difficult market experienced in Florida, particularly the Ft. Myers area.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2007	2006

Home Closing Gross Profit (Loss)

West — Dollars	$9,484	$86,612
West — Percent of homes closings revenue	8.1%	27.0%

Central — Dollars	$82,494	$110,783
Central — Percent of home closings revenue	19.7%	24.6%

East — Dollars	$(1,827)	$16,668
East — Percent of home closings revenue	N/M	22.4%

Total — Dollars	$90,151	$214,063
Total — Percent of home closing revenue	15.6%	25.3%

N/M – Not Meaningful

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

Home closings gross profit percentage decreased to 15.6% for the three months ended March 31, 2007 as compared to a first quarter record of 25.3% for the three months ended March 31, 2006, primarily as a result of decreases in average selling prices from late 2006, higher land cost from more recent land purchases and cancelled lot options and inventory write-downs.  The 25.3% gross margin in 2006 was the result of home closings generated by sales in mid to late 2005, the peak of the homebuilding market boom.  As we previously indicated, this gross margin rate is well above our normal average and we believe it is unsustainable in the long-term.

Home closing gross profit for the three months ended March 31, 2007 includes $17.0 million related to the write-off of land acquisition and development costs, option deposits and inventory impairments. These write-offs were the result of a review of the fair value of our real estate assets and the determination that the acquisition of certain properties under contract was no longer economically viable.  In the future, we believe that as prices moderate in certain key markets our margins will trend lower from the historically high levels experienced during the last two years. In addition, in recent quarters, we have increased the number, type and amount of incentives we offer in those markets that have experienced softening demand.  The types of incentives we offer vary from market to market, community to community and model to model and may include a discount on home price, free or discounted upgrades and options, and the payment of a portion of the buyer’s closing costs. Increasing incentives can also be expected to have an adverse effect on our gross and net margins over the next several quarters.

West.  Our West Region experienced a significant drop in home closing gross profit percentage to 8.1% for the three months ended March 31, 2007, when compared to 27.0% in the same period of the prior year.  This decrease is primarily the result of the current lower average sales price of closed homes in California, as previously discussed, without corresponding decreases in construction and land costs.  Additionally, California recorded $5.4 million of inventory and option write-downs for the three-month period ended March 31, 2007; there were no such charges in 2006.  Excluding impairments, gross margin for the Region would have been 12.7%.  The margins in the first quarter of 2006 also reflect the peak of California’s homebuilding market boom, further emphasizing the large decrease between the years.

Central.  The Central Region’s 19.7% home closing gross profit for the three months ended March 31, 2007 decreased 490 basis points, as compared to  24.6% with the same period of 2006.  The decrease is attributed to both the decrease in pricing power in Arizona as well as the shift in the Region’s mix to Texas closings.  As Texas, which has historically had lower home gross margins, continues to become a more significant portion of the Region – and the Company’s – total sales and closings, we expect to have lower gross margins for this Region for at least the duration of 2007.  The Central Region also recorded $2.1 million of inventory and option writedowns in 2007, with no such charges in 2006.  The impairment charges reduced gross margin by 50 basis points.

East.  This Region experienced a home closing gross loss when compared to a year ago.  The home closing gross loss is due to $9.5 million of inventory impairments and pre-acquisition cost write-offs during the current quarter.  Excluding these impairments, gross margin would have been 19.3% for the Region.  There were no such charges in 2006.  The gross margin dollars were also impacted by the difficult market conditions experienced in Ft. Myers, as well as the lower average sales prices – and margins – of Central Florida, which continues to comprise a more significant portion of this Region’s mix.

	Three Months Ended March 31,
	2007	2006
Commissions and Other Sales Costs
Dollars	$47,338	$48,027
Percent of home closing revenue	8.2%	5.7%

General and Administrative Costs
Dollars	$26,663	$42,722
Percent of total revenue	4.6%	5.0%

Income Taxes
Dollars	$7,502	$51,055
Percent of earnings before income taxes	33.2%	39.0%

Commissions and Other Sales Costs

Commissions and other sales costs, such as advertising and sales office expenses, as a percentage of home closing revenue, increased to 8.2% for the three months ended March 31, 2007 from 5.7% for the three months ended March 31, 2006.  This increase is the result of a 100 basis point increase in our commission costs as a percentage of closing revenue due to the larger number of homes sold with the participation of outside commissioned sales agents.  This increase also reflects additional costs incurred for increased sales and marketing efforts across our markets, as well as a larger number of model homes resulting primarily from an increased community count of 217 at March 31, 2007 versus 185 at March 31, 2006.

General and Administrative Costs

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses as a percentage of total revenue decreased to 4.6% for the three months ended March 31, 2007 from 5.0% for the three months ended March 31, 2006. This decline represents our concentrated efforts to control overhead expenses, and is primarily the result of lower salaries and compensation expense due to reductions in employee head count.

Income Taxes

The effective tax rate decreased 580 basis points for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.  The decrease in the effective tax rate to 33.2% for the three months ended March 31, 2007 from 39.0% in the same time period a year ago is primarily attributable to an increase in a tax deduction related to domestic manufacturers and the resolution of previously unrecognized tax benefits which reduced the income tax provision for the quarter ended March 31, 2007.

Liquidity and Capital Resources

Our principal uses of capital for the three months ended March 31, 2007 were operating expenses, lot development, home construction, income taxes, investments in joint ventures, land and property purchases, and the payment of various liabilities.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

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

We enter into various options and purchase contracts for land in the normal course of business.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts, although as demand slows, in some instances starts may fall below the pre-established minimum number.  Currently, our slower sales rate is causing us to purchase lots in advance of corresponding sales, re-negotiate the takedown schedule, or discontinue lot purchases and forfeit the related non-refundable option deposit.  At March 31, 2007, our total option and purchase contracts had purchase prices in the aggregate of approximately $1.9 billion, on which we had made deposits of approximately $151.2 million in cash along with approximately $56.5 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying condensed consolidated financial statements.

At March 31, 2007, there was $155.5 million outstanding under our senior unsecured revolving credit facility (“Credit Facility”) and approximately $87.6 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts.  In addition, we had approximately $312.9 million in surety and performance bonds outstanding at March 31, 2007.  After considering our most restrictive bank covenants and borrowing base limitations, we have an additional $528 million of our current bank facility available for us to borrow.

In February 2007, we completed a $150 million offering of 7.73% senior subordinated notes due 2017.  These notes were issued at par, and their associated proceeds were used to pay down our credit facility.

At March 31, 2007, the aggregate principal amount outstanding of our outstanding 7.73% senior notes due 2017 was $150.0 million, the aggregate principal amount of our outstanding 7% senior notes due 2014 totaled approximately $130.0 million with unamortized premiums of approximately $.1 million, and the aggregate principal amount of our outstanding 6.25% senior notes due 2015 totaled approximately $350.0 million with unamortized discounts of approximately $1.4 million.

Although we believe that our current borrowing capacity, cash on hand and anticipated net cash flows from operations are and will be sufficient to meet liquidity needs for the foreseeable future, certain events may occur, particularly in light of the current slowdown of the homebuilding market, which may require additional capital outlays beyond our historical levels.  Such events include the acquisition of land from our lots under option prior to the sale of a corresponding home and the buildup of unsold inventory due to higher than anticipated cancellation rates.  We believe our future cash needs will include funds for the completion of projects that are underway, the acquisition of land and property for new projects, the maintenance of our day-to-day operations, repurchases of common stock and the acquisition or start-up of additional homebuilding operations, should the opportunities arise.  There is no assurance, however, that future cash flows will be sufficient to meet future capital needs.  The amount and types of indebtedness that we incur may be limited by the terms of the indentures governing our senior and senior subordinated notes and by the terms of the credit agreement governing our senior unsecured credit facility.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report include statements concerning the demand for and the pricing of our homes, the growth potential of the markets we operate in, our acquisition strategy, demographic and other trends related to the homebuilding industry in general and our ability to capitalize on them, the future supply of housing inventory in our markets and the homebuilding industry in general, our ability to renew existing leases on comparable terms, our expectation that existing letters of credit and performance and surety bonds will not be drawn on, the adequacy of our insurance coverage and warranty reserves, our ability to deliver existing backlog, the expected outcome of legal proceedings against us, the sufficiency of our capital resources to support our business strategy, our ability and willingness to acquire land under option or contract, the future impact of deferred tax assets or liabilities, that our participation in joint ventures will continue to be an important part of our business, the impact of new accounting pronouncements and changes in accounting estimates, that order and cancellation rates have begun to stabilize in certain markets, which could result in corresponding higher sales and backlog, that our gross margins will continue to be pressured throughout 2007, that sales prices may continue to decrease, that our overall average sales price in Florida will continue to decrease, and that certain guarantees relating to our joint ventures have a low likelihood of being triggered.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility.  The interest rate for this facility fluctuates with the prime and Eurodollar lending rates.  As of March 31, 2007, we had $155.5 million drawn under our senior revolving credit facility that is subject to changes in interest rates.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $130.0 million in principal of our 7% senior notes due 2014, $350.0 million in principal of our 6.25% senior notes due 2015 and $150.0 million in principal of our 7.73% senior subordinated notes due 2017.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings until we would be required to refinance such debt.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own securities during the three months ended March 31, 2007.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  In August 2006, the Board of Directors authorized an additional $100 million under this program.  There is no stated expiration date for this program.  As of March 31, 2007, we had approximately $130.2 million available to repurchase shares under this program.

Reference is made to Note 6 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  This note discusses limitations on our ability to pay dividends.

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive 2006 Proxy Statement

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793

4.1	Indenture for 7.731% Senior Subordinated Notes due 2017 and form of note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated February 23, 2007

10.1	Amendment to Steven J. Hilton Second Amended and Restated Employment Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 23, 2007

10.2	Amendment to Larry W. Seay Second Amended and Restated Employment Agreement	Incorporated by reference to Exhibit 10.2 of Form 8-K dated March 23, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of May 2007.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

By	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
4.1	Indenture for 7.731% Senior Subordinated Notes due 2017 and form of note
10.1	Amendment to Steven J. Hilton Second Amended and Restated Employment Agreement
10.2	Amendment to Larry W. Seay Second Amended and Restated Employment Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer