Form 10-Q
period 2007-06-30
Meritage Homes CORP
filed 2007-08-07
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes ☐ No ☒

Common shares outstanding as of August 6, 2007: 26,249,296.

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets:
Cash and cash equivalents	$51,678	$56,710
Receivables	73,201	68,725
Real estate	1,619,705	1,530,602
Real estate not owned	29,581	5,269
Deposits on real estate under option or contract	126,095	167,132
Investments in unconsolidated entities	95,880	114,250
Property and equipment, net	39,655	40,712
Deferred tax asset, net	61,422	28,119
Goodwill	102,585	129,659
Intangibles, net	8,049	9,492
Prepaid expenses and other assets	21,744	19,855

Total assets	$2,229,595	$2,170,525

Liabilities:
Accounts payable	$85,254	$117,443
Accrued liabilities	213,066	266,683
Home sale deposits	35,807	42,022
Liabilities related to real estate not owned	23,201	4,269
Loans payable and other borrowings	274,611	254,640
Senior and senior subordinated notes	628,719	478,636

Total liabilities	1,260,658	1,163,693

Stockholders’ Equity:
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 34,140,364 and 34,035,084 shares at June 30, 2007 and December 31, 2006, respectively	341	340
Additional paid-in capital	339,178	332,652
Retained earnings	818,180	862,602
Treasury stock at cost 7,891,068 shares	(188,762)	(188,762)

Total stockholders’ equity	968,937	1,006,832

Total liabilities and stockholders’ equity	$2,229,595	$2,170,525

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Home closing revenue	$567,748	$902,851	$1,143,863	$1,749,225
Land closing revenue	919	11,809	2,254	12,706
Total closing revenue	568,667	914,660	1,146,117	1,761,931

Cost of home closings	(558,160)	(683,384)	(1,044,124)	(1,315,695)
Cost of land closings	(748)	(10,658)	(1,894)	(11,577)
Total cost of closings	(558,908)	(694,042)	(1,046,018)	(1,327,272)

Home closing gross profit	9,588	219,467	99,739	433,530
Land closing gross profit	171	1,151	360	1,129
Total closing gross profit	9,759	220,618	100,099	434,659

Commissions and other sales costs	(48,067)	(52,849)	(95,405)	(100,876)
General and administrative expenses	(56,366)	(51,344)	(83,029)	(94,066)
Earnings from unconsolidated entities, net	1,800	5,251	4,946	10,839
Interest expense and other income, net	3,670	3,474	6,803	5,385

(Loss) earnings before (benefit) provision for income taxes	(89,204)	125,150	(66,586)	255,941
(Benefit) provision for income taxes	32,628	(48,095)	25,126	(99,150)

Net (loss) earnings	$(56,576)	$77,055	$(41,460)	$156,791

(Loss) earnings per common share:
Basic	$(2.16)	$2.90	$(1.58)	$5.85
Diluted	$(2.16)	$2.82	$(1.58)	$5.68

Weighted average number of shares:
Basic	26,232	26,609	26,199	26,792
Diluted	26,232	27,362	26,199	27,619

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net (loss) earnings	$(41,460)	$156,791
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	9,044	10,177
Real estate related impairments	98,139	7,295
Goodwill-related impairments	27,952	—
Increase in deferred taxes	(32,503)	(2,013)
Stock-based compensation	4,222	7,329
Excess income tax benefit from stock-based awards	(346)	(10,121)
Equity in earnings from unconsolidated entities, includes $1,120 of impairments to joint venture investments in 2007	(4,946)	(10,839)
Distributions of earnings from unconsolidated entities	8,768	7,836
Changes in assets and liabilities:
Increase in real estate	(151,735)	(163,203)
Increase (decrease) in deposits on real estate under option or contract	21,159	(7,864)
Increase in receivables and prepaid expenses and other assets	(7,540)	(6,933)
Decrease in accounts payable and accrued liabilities	(88,807)	(34,193)
Decrease in home sale deposits	(6,215)	(8,224)
Net cash used in operating activities	(166,508)	(53,962)

Cash flows from investing activities:
Investments in unconsolidated entities	(19,693)	(17,270)
Distributions of capital from unconsolidated entities	16,210	15,357
Purchases of property and equipment	(8,254)	(16,356)
Proceeds from sales of property and equipment	360	212
Net cash used in investing activities	(11,377)	(18,057)

Cash flows from financing activities:
Net borrowings under line of credit agreement	25,000	135,000
Proceeds from loans payable and other borrowings	—	855
Repayments of loan payable and other borrowings	(1,309)	—
Proceeds from issuance of senior subordinated notes	150,000	—
Senior subordinated notes issuance costs	(3,043)	—
Purchase of treasury stock	—	(101,488)
Payments of senior notes	—	(1,254)
Excess income tax benefit from stock-based awards	346	10,121
Proceeds from stock option exercises	1,859	10,438
Net cash provided by financing activities	172,853	53,672

Net decrease in cash and cash equivalents	(5,032)	(18,347)
Cash and cash equivalents at beginning of period	56,710	65,812
Cash and cash equivalents at end of period	$51,678	$47,465

See supplemental disclosures of cash flow information at Notes 7 and 11.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.  Meritage Homes is a leading designer and builder of single-family attached and detached homes in the growth regions of the western and southern United States based on the number of home closings.  We offer first-time, move-up, active adult and luxury homes to our targeted customer base.  We have operations in three regions:  West, Central and East, which are comprised of 14 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida.  Through our successors, we commenced our homebuilding operations in 1985.  Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for certain communities in Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate in certain communities as Legacy Homes and Monterey Homes.  At June 30, 2007, we were actively selling homes in 222 communities, with base prices ranging from approximately $118,000 to $1,187,000.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of the interim periods presented.

Real Estate.  Real estate is stated at cost and includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and expected to be incurred) based upon the total number of homes expected to be closed in each community.  Any changes to the estimated total development costs of a community are allocated on a relative value basis to the remaining homes in the community.  When a home is closed, we may have not yet paid all costs incurred to complete it.  At the time of close, we record a liability and a charge to cost of sales for the amount we expect will ultimately be paid to complete the home.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”), land inventory and related communities under development are reviewed for potential write-downs annually or when impairment indicators are present.  SFAS No. 144 requires that in the event the undiscounted cash flows projected for those assets are less than their carrying amounts, an impairment charge is recorded to bring the assets to fair value.  Our determination of fair value is based on projections and estimates, including future sales prices, construction costs and absorption rates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed at the community level; therefore, changes in local conditions may affect one or several of our communities.  For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets.

The impairment charges recorded during the three- and six-month period ended June 30, 2007 and June 30, 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Terminated option/purchase contracts
West	$6,784	$2,364	$12,211	$2,364
Central	2,970	71	4,750	71
East	10,408	400	19,158	400
Total	$20,162	$2,835	$36,119	$2,835

Real estate inventory impairments
West	$48,522	$3,711	$48,522	$3,711
Central	5,748	749	6,046	749
East	4,430	—	5,212	—
Total	$58,700	$4,460	$59,780	$4,460

Impairments of joint venture investments
West	$1,120	$—	$1,120	$—
Central	—	—	—	—
East	—	—	—	—
Total	$1,120	$—	$1,120	$—

Total impairments
West	$56,426	$6,075	$61,853	$6,075
Central	8,718	820	10,796	820
East	14,838	400	24,370	400
Total	$79,982	$7,295	$97,019	$7,295

The impairment charges were based on our fair value calculations, which are affected by current market conditions, such as the continued downturn of the homebuilding market, assumptions and expectations, all of which are highly subjective and may differ significantly from actual results if market conditions change.

Off-Balance Sheet Arrangements.  We often acquire finished building lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  We believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.  Under these option and purchase agreements, we are usually required to make deposits in the form of cash or letters of credit, which may be forfeited if we fail to perform under the applicable agreements.  As of June 30, 2007, we had entered into option and purchase agreements with an aggregate purchase price of approximately $1.7 billion and had made deposits of approximately $132.5 million in the form of cash and approximately $41.3 million in letters of credit.

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Our participation in joint ventures continues to be an important part of our business model.  We and/or our joint venture partners may provide limited repayment guarantees on a pro rata basis on debt of certain unconsolidated land acquisition and development joint ventures.  At June 30, 2007, our share of these limited pro rata repayment guarantees was $40.1 million.

In addition, we and/or our joint venture partners may provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”).  These types of guarantees typically are on a pro rata basis and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us.  At June 30, 2007, we had outstanding guarantees of this type totaling approximately $74.1 million.  We believe that these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior and senior subordinated indentures.

We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with the terms of these completion agreements, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders.  In some instances, our exposure under these indemnities is limited.  These indemnities generally obligate us to reimburse the project lenders only for claims related to environmental matters for which such lenders are held responsible.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review from outside consultants.

Additionally, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of June 30, 2007, we had approximately $45.3 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

We also obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At June 30, 2007, we had approximately $43.0 million in outstanding letters of credit and $253.2 million in performance bonds for such purposes.  We believe it is unlikely that any of these letters of credit or bonds will be drawn upon.

Intangibles, Net.  Intangible assets consist primarily of non-compete agreements, tradenames and home plan designs acquired in connection with our September 2005 acquisition of Greater Homes.  These intangible assets were valued at the acquisition date utilizing accepted valuation procedures and are being amortized over their estimated useful lives.  The cost and accumulated amortization of our intangible assets was $7.4 million and $5.2 million, respectively, at June 30, 2007.  In the first six months of 2007, amortization expense was $0.6 million.  Amortization expense is expected to be approximately $0.4 million in the remaining six months of 2007 and $0.7, $0.7 and $0.4 million per year in 2008, 2009 and 2010, respectively.  During the second quarter of 2007, we wrote off $1.1 million of intangible assets related to non-compete agreements acquired in connection with our acquisition of Colonial Homes in February 2005, which represented all remaining intangible assets related to this acquisition.

Additionally, in accordance with AICPA Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we have capitalized software costs at June 30, 2007 with a basis of $5.4 million, which is net of accumulated amortization of $6.9 million.  In the first six months of 2007, amortization expense was approximately $1.5 million related to the capitalized software costs and is expected to be approximately $0.7 million for the remaining six months of 2007 and $1.2, $1.2, $1.2, $0.9 and $0.2 million in 2008, 2009, 2010, 2011 and 2012, respectively.  Additionally, we have $0.4 million of capitalized software costs that are still in the application stage.

Accrued Liabilities.  Accrued liabilities consists of the following (in thousands):

	At June 30, 2007	At December 31, 2006
Accruals related to real estate development and construction activities	$103,405	$120,604
Payroll and other benefits	33,822	54,893
Accrued taxes	2,962	9,112
Warranty reserves	30,986	28,437
Other accruals	41,891	53,637
Total	$213,066	$266,683

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$30,319	$26,229	$28,437	$25,168
Additions to reserve	4,350	5,165	10,712	10,393
Warranty claims and expenses	(3,683)	(4,900)	(8,163)	(9,067)
Balance, end of period	$30,986	$26,494	$30,986	$26,494

Recently Issued Accounting Pronouncements.  There were no new accounting pronouncements issued during the quarter ended June 30, 2007 that are expected to have a material effect on our operating results or financial position.

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

At January 1, 2007, our unrecognized tax benefits were $19.2 million, which would, if recognized, provide a benefit to us of $6.5 million and decrease our effective tax rate.  We record interest and penalties related to uncertain tax positions in income tax expense.  At January 1, 2007, approximately $1.9 million of the unrecognized tax benefits represents potential interest and penalties on uncertain tax positions.  The decrease in unrecognized tax benefits during the first six months of 2007 was $13.7 million and includes $1.0 million of interest.   There are currently no unrecognized tax benefits that relate to items which would be affected by expiring statutes of limitation within the next 12 months.

We conduct business and are subject to tax in the U.S and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2002. Our U.S. income tax return for 2003 has been examined by the IRS.  The examination was completed in the second quarter of 2007, and there were no material changes to report.

NOTE 2 – REAL  ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At June 30, 2007	At December 31, 2006

Homes under contract under construction	$586,142	$589,241
Finished home sites and home sites under development	675,416	592,949
Unsold homes, completed and under construction	267,199	271,559
Model homes	53,800	39,131
Model home lease program	23,111	26,831
Land held for development	14,037	10,891
	$1,619,705	$1,530,602

Subject to sufficient qualifying assets, we capitalize development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to qualified real estate assets as incurred and charged to cost of home closings when the associated revenue is recognized.  Certain information regarding capitalized interest follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Capitalized interest, beginning of period	$38,929	$24,753	$33,016	$23,939
Interest incurred	16,751	12,600	30,636	24,175
Interest expensed	(319)	—	(319)	—
Interest amortized to cost of home closings	(9,847)	(9,518)	(17,819)	(20,279)
Capitalized interest, end of period	$45,514	$27,835	$45,514	$27,835

At June 30, 2007, approximately $3.9 million of the capitalized interest is related to our joint venture investments and is a component of  “Investments in unconsolidated entities” on our balance sheet.

NOTE 3 - VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

FASB Interpretation No. 46 (as revised), “Consolidation of Variable Interest Entities” (“FIN 46R”) requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Prior to the issuance of FIN 46R, entities were generally consolidated when an enterprise had a controlling financial interest through ownership of a majority voting interest in the entity.

Based on the provisions of FIN 46R, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a variable interest entity, or VIE, may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R.  If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements.

We have applied FIN 46R by developing a methodology to determine whether or not we are the primary beneficiary of the VIE.  Part of this methodology requires the use of estimates in assigning probabilities to various future cash flow possibilities relative to changes in the fair value and changes in the development costs associated with the property.  Although we believe that our methodology properly identifies our primary beneficiary status with these VIEs, changes in the probability and other estimates could produce different conclusions.

In most cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to our option deposit and any capitalized pre-acquisition costs.  Often, we are at risk for items over budget related to land development on property we have under option.  In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner.  Some of our option deposits may be refundable if certain contractual conditions are not performed by the party selling the lots to us.

The table below presents a summary of our lots under option or contract at June 30, 2007 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash		Letters of Credit

Options recorded on balance sheet as real estate not owned (1), (2)	525	$29,581	$6,380		$—
Option contracts not recorded on balance sheet – non-refundable deposits (1)	23,427	$1,310,721	$97,587		$40,841
Purchase contracts not recorded on balance sheet – non-refundable deposits (1)	5,193	180,075	27,315		484
Purchase contracts not recorded on balance sheet – refundable deposits (3)	3,459	129,832	1,193		—
Total options not recorded on balance sheet	32,079	1,620,628	126,095	(4)	41,325
Total lots under option or contract	32,604	$1,650,209	$132,475		$41,325

(1)                               Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)                               The purpose and nature of these consolidated lot option contracts (VIEs) is to provide the Company the option to purchase these lots in anticipation of building homes on these lots in the future.  Specific performance contracts are included in this balance.

(3)                               Deposits are refundable at our sole discretion.  We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(4)                               Amount is reflected in our balance sheet in the line item “deposits on real estate under option or contract” as of June 30, 2007.

Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market as we are currently experiencing, we may purchase lots at an absorption level that exceeds our sales and home starts pace.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Based on the structure of these joint ventures, they may or may not be consolidated into our results.  Our joint venture partners generally are other homebuilders, land sellers or other real estate investors.  We also enter into mortgage and title business joint ventures.  These unconsolidated entities follow accounting principles generally accepted in the United States of America and we generally share in their profits and losses in accordance with our ownership interests.

For land development joint ventures, we, and in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the joint venture.  Option prices are generally negotiated prices that approximate market value when we enter into the option contract.  For homebuilding and land development joint ventures, our share of the joint venture earnings relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. Therefore, we allocate such joint venture earnings to the land acquired by us as a reduction in the basis of the property.

We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  At June 30, 2007, our share of these limited pro rata repayment guarantees was approximately $40.1 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”).  These types of guarantees typically are on a pro rata basis and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe it is unlikely that such a guarantee would be invoked in the future as it would require us to voluntarily take actions that would generally be disadvantageous to the joint venture and to us.  At June 30, 2007, we had outstanding guarantees of this type totaling approximately $74.1 million.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior and senior subordinated indentures.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At June 30, 2007	At December 31, 2006
Assets:
Cash	$17,416	$14,392
Real estate	674,445	723,753
Other assets	26,761	25,722
Total assets	$718,622	$763,867

Liabilities and equity:
Accounts payable and other liabilities	$18,019	$26,639
Notes and mortgages payable	425,391	471,197
Equity of:
Meritage	81,555	93,792
Others	193,657	172,239
Total liabilities and equity	$718,622	$763,867

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$34,874	$18,804	$48,260	$45,932
Costs and expenses	(28,588)	(8,437)	(38,554)	(17,664)
Net earnings of unconsolidated entities	$6,286	$10,367	$9,706	$28,268
Meritage’s share of pre-tax earnings (1) (2)	$1,850	$5,251	$5,019	$11,530

(1)                               The joint venture financial statements above represent the most recent information available to us.  As our portion of pre-tax earnings is recorded on the accrual basis and includes both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may not be a meaningful number/percentage.

(2)                               Our share of pre-tax earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of earnings.  Our share of pre-tax earnings excludes joint venture earnings related to lots we purchased from the joint ventures.  Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

At June 30, 2007 and December 31, 2006, our investments in unconsolidated entities includes $4.7 million and $2.8 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We amortized approximately $119,000 and $27,000 in the second quarters of 2007 and 2006, respectively.  We amortized approximately $261,000 and $763,000 in the first six months of 2007 and 2006, respectively.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  At June 30, 2007, and December 31, 2006, our investments in unconsolidated entities recorded under the cost method were $9.6 and $17.7 million, respectively.

At June 30, 2007, our total investment in unconsolidated joint ventures of $95.9 million is primarily comprised of $17.8 million in our West Region and $73.9 million in our Central Region.  At December 31, 2006, our total investment in unconsolidated joint ventures of $114.3 million was primarily comprised of $35.2 million in our West Region and $74.7 million in our Central Region.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
$850 million unsecured revolving credit facility maturing May 2011 with extension provisions, and interest payable monthly at LIBOR (5.32% at June 30, 2007) plus 1.25% or prime (8.25% at June 30, 2007)	$251,500	$226,500

Model home lease program, with interest in the form of lease payments payable monthly approximating 7.82% at June 30, 2007	23,111	26,831

Other borrowings, acquisition and development financing	—	1,309

Total loans payable and other borrowings	$274,611	$254,640

On May 18, 2007, we amended our senior unsecured revolving credit facility (the “Credit Facility”) with Guaranty Bank and various other financial institutions to extend the maturity to May 18, 2011 and make changes to certain covenants and definitions, including (i) changing certain aggregate asset-type limitations within the borrowing base, (ii) increasing the minimum consolidated tangible net worth requirement to $600 million plus 50% of consolidated net income (as defined) for each full fiscal quarter ending after December 31, 2006, plus an amount equal to 50% of the aggregate increases in consolidated tangible net worth (as defined) after December 31, 2006 by reason of the issuance and sale of equity interests, plus an amount equal to the net worth of any person that becomes a guarantor after December 31, 2006 by reason of merger or acquisition and (iii) changing the covenants relating to restrictions on the total land and unsold units that we may own.  The total borrowing capacity of the credit facility remains at $850 million.

The construction costs and related debt associated with certain model homes that are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet.  We do not legally own these model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes.  Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell it to a third-party home buyer.  Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which generally has a maturity date of one to three years from the origination of the lease.  During the first six months of 2007, $3.7 million of such leases were exercised or terminated, $2.3 million of which were exercised or terminated in the second quarter of 2007.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior notes consist of the following (in thousands):

	June 30, 2007	December 31, 2006
7.73% senior subordinated notes due 2017	$150,000	$—
6.25% senior notes due 2015. At June 30, 2007 and December 31, 2006, there was approximately $1.3 and $1.4 million in unamortized discount, respectively	348,658	348,571
7.0% senior notes due 2014. At both June 30, 2007, and December 31, 2006, there was approximately $0.1 million in unamortized premium	130,061	130,065
	$628,719	$478,636

Our Credit Facility and indentures for all our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended June 30, 2007, we were in compliance with these covenants. After considering our most restrictive bank covenants, we have additional borrowing availability under the Credit Facility of $515.9 million at June 30, 2007. The Credit Facility and indentures relating to our senior and senior subordinated notes restrict our ability to pay dividends, and at June 30, 2007, our maximum permitted amount available to pay dividends was $353.2 million.

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

NOTE 7 - GOODWILL

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The changes in the carrying amount of goodwill for the six months ended June 30, 2007, follow (in thousands):

	Corporate	West	Central	East	Total
Balance at December 31, 2006	$1,323	$37,277	$53,970	$37,089	$129,659
Goodwill impairment	—	—	—	(26,886)	(26,886)
Non-cash amortization of excess tax basis	—	(59)	(36)	(93)	(188)
Balance at June 30, 2007	$1,323	$37,218	$53,934	$10,110	$102,585

Under the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment annually or more frequently if certain trigger events or conditions exist.  During the second quarter of 2007, we determined that economic conditions had deteriorated to a level requiring the recoverability of goodwill to be re-assessed.  Therefore, we re-performed a goodwill impairment analysis as of June 30, 2007, which resulted in a write-down of $26.9 million in our East Region related to goodwill generated by our acquisition of Colonial Homes in February 2005.  This write-down reflects the continued difficult homebuilding environments in Ft. Myers/Naples and our anticipation that such conditions will continue for the foreseeable future, resulting in operations that can no longer support the goodwill that was associated with this division.

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per common share are presented in conformity with SFAS No. 128, “Earnings Per Share”.  The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	26,232	26,609	26,199	26,792

Effect of dilutive securities:
Stock options and restricted stock (1)	—	753	—	827

Diluted weighted average shares outstanding	26,232	27,362	26,199	27,619

Net (loss) earnings	$(56,576)	$77,055	$(41,460)	$156,791

Basic (loss) earnings per share	$(2.16)	$2.90	$(1.58)	$5.85

Diluted (loss) earnings per share (1)	$(2.16)	$2.82	$(1.58)	$5.68

(1)                                  For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States.

At June 30, 2007, all 2.4 million outstanding options were anti-dilutive.  For the three and six months ended June 30, 2006, 760 and 679 options, respectively, were anti-dilutive.

NOTE 9 - STOCK-BASED COMPENSATION

We have two stock compensation plans  (together, the “Plans”), which were approved by our stockholders and are administered by our Board of Directors.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 6,600,000 shares of common stock, of which 473,542 shares remain available for grant at June 30, 2007.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Generally, option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Six Months Ended June 30,
	2007	2006
Expected volatility	42.6%	46-48%
Expected dividends	0%	0%
Expected term (in years)	4.56	4.80-5.85
Risk-free interest rate	4.90%	5.04 – 5.05%
Weighted average grant date fair value of options granted	$20.51	$25.63

As of June 30, 2007, we had $29.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods, which we expect to be recognized over a weighted-average period of 3.6 years.  For the three months ended June 30, 2007 and 2006, our total stock-based compensation expense was $1.9 million ($1.6 million net of tax) and $4.7 million ($3.3 million net of tax), respectively.  For the six months ended June 30, 2007 and 2006, our total stock-based compensation expense was $4.2 million ($3.2 net of tax) and $7.3 million ($5.3 net of tax), respectively.  We granted 755,667 options and 96,333 shares of restricted stock during the first six months of 2007.

NOTE 10 - INCOME TAXES

Components of the provision for income taxes (benefit) are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Federal	$(28,729)	$41,614	$(22,431)	$85,995
State	(3,899)	6,481	(2,695)	13,155
Total	$(32,628)	$48,095	$(25,126)	$99,150

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2007	2006
Cash paid during the period for:
Interest	$27,066	$22,072
Income taxes	$31,581	$150,515
Non-cash operating activities:
Real estate not owned	$24,312	$(1,464)
FIN 48 adoption – unrecognized tax benefits	$2,962	$—
Non-cash investing activities:
Distributions from unconsolidated entities	$13,531	$4,011

NOTE 12 — OPERATING AND REPORTING SEGMENTS

As defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we have six operating segments (the six states in which we operate).  The operating segments aggregating into our three reporting segments have been determined to have similar economic characteristics such as: historical and projected future operating results, employment trends, land acquisition and land constraints, municipality behavior, and also meet the other qualitative aggregation criteria.  Our reportable homebuilding segments are as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue (1):
West	$120,905	$288,691	$238,317	$609,730
Central	404,664	556,483	824,839	1,008,413
East	43,098	69,486	82,961	143,788
Consolidated total	$568,667	$914,660	$1,146,117	$1,761,931

Operating (loss) income (2):
West	$(63,441)	$41,396	$(70,993)	$105,519
Central	21,060	90,562	60,631	159,637
East	(17,477)	9,118	(25,568)	18,884

Segment operating (loss) income	(59,858)	141,076	(35,930)	284,040
Corporate and unallocated (3)	(34,816)	(24,651)	(42,405)	(44,323)
Earnings from unconsolidated entities, net	1,800	5,251	4,946	10,839
Interest expense and other income, net	3,670	3,474	6,803	5,385

(Loss) earnings before (benefit) provision for income taxes	$(89,204)	$125,150	$(66,586)	$255,941

	At June 30, 2007	At December 31, 2006
Assets
West	$654,865	$602,039
Central	1,215,263	1,183,533
East	144,813	168,010
Corporate and unallocated (4)	214,654	216,943
Consolidated total	$2,229,595	$2,170,525

(1)                                Revenue includes the following land closing revenue, by segment (in thousands): three months ended June 30, 2007 - $919 in Central Region; three months ended June 30, 2006 - $11,474 in West Region and $335 in Central Region.  Six months ended June 30, 2007 - $2,254 in Central Region; six months ended June 30, 2006 - $11,474 in West Region and $1,232 in Central Region.

(2)                                See Note 1 for a breakout of real estate-related impairments by Region.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer and builder of single-family attached and detached homes in the growth regions of the western and southern United States based on the number of home closings.  We focus on providing a broad range of first-time, move-up, active adult and luxury homes to our targeted customer base.  Despite the difficult national market conditions for the homebuilders, we believe that the relatively strong population, job and income growth, as well as the favorable migration characteristics in our markets will continue to provide significant long-term growth opportunities for us.  At June 30, 2007, we were actively selling homes in 222 communities, with base prices ranging from $118,000 to $1,187,000.

We operate in the following geographic regions, which are presented as our reportable business segments:

West:       California and Nevada

Central: Texas, Arizona and Colorado

East:       Florida

Total home closing revenue was $567.7 million for the three months ended June 30, 2007, decreasing 37.1% from $902.9 million for the same period last year.  Net earnings for the second quarter of 2007 decreased $133.7 million to a loss of ($56.6) million from earnings of $77.1 million in the same period last year.  This decrease is primarily due to the $28.0 million (pre-tax) of goodwill-related impairments and $80.0 million (pre-tax) of real estate-related impairments recorded in the second quarter of 2007 as compared to $7.3 million of real-estate impairments in the same period of 2006 (there were no goodwill impairments in 2006).  The decline was also impacted by the continued weakened homebuilding market experienced in 2007 compared to 2006.  For the six months ended June 30, 2007, home closing revenue and net income were $1.1 billion and a loss of ($41.5) million, down $605.4 million and $198.3 million, respectively, from the same time in the prior year.  These declines are due to the lower average home prices from competitive pressures and the increased use of incentives, as well as the sales mix of homes closed and $125.0 million (pre-tax) of real estate-related and goodwill-related impairments for the first half of 2007.  Additionally, our 2007 revenue is the result of closing orders taken during late 2006 and early 2007, a period of weaker sales volumes as well for the homebulding market.

We began experiencing slowdowns in our northern California markets in the fourth quarter of 2005.  The downturn eventually affected the rest of the country in subsequent quarters throughout 2006, resulting in a decline in order dollars and volume.  During the first half of 2007, we have also begun to see some slowing in Texas, although not to the extent of other markets.  Due to the relatively stable conditions in Texas, it now comprises a larger percentage of our total closings and orders.  Based on the homebuilding market downturn and increased presence in Texas, we expect our home closing gross margins to continue to trend lower throughout 2007 and in 2008.

It is also our expectation that sales in our markets that experienced robust sales activity in 2005 and 2006 will continue to decrease, and we expect the home order rate to continue to be soft during the remainder of 2007.  At June 30, 2007, our backlog of approximately $1.2 billion shows a decrease of 38.8% when compared to June 30, 2006, but decreased only 5.2% compared to March 31, 2007.  These decreases are due to fewer home sales, compounded by increased price concessions and incentives, as the average sales price in backlog decreased from $335,000 at June 30, 2006 to $319,200 at March 31, 2007 to $312,200 at June 30, 2007.  In the second quarter of 2007, our cancellation rate on sales orders increased to 36.6% of gross orders (or 25.2% of beginning backlog) as compared to 31.6% (15.2% of beginning backlog), in the same period a year ago, and also increased from 27.4% (21.2% of beginning of backlog) for the three months ended March 31, 2007.  The increased levels of cancellations demonstrate that: buyers are still not confident that their new home purchases will retain their value and are waiting for a sign that the market is stabilizing before buying a new home; that buyers may not be able to sell their existing homes and elect to cancel their new home purchases; and the constriction of the mortgage availability to our homebuyers and to the buyers of their existing homes.  We believe our experiences are consistent with the overall trends in the homebuilding industry.  During the remainder of 2007 and beyond, based on current market conditions, we expect average closing sales prices to continue to decline, as reflected by the lower average sales price in backlog.  Margins will also remain compressed due to price competition resulting from the excess of new and existing home inventories and higher land costs from land contracts negotiated during the homebuilding market peak.

Critical Accounting Policies

The accounting policies we deem most critical to us include revenue recognition, real estate, goodwill, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments.  There have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2007 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2006 Annual Report on Form 10-K.

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total
Dollars	$567,748	$902,851	$1,143,863	$1,749,225
Homes closed	1,858	2,722	3,654	5,250
Average sales price	$305.6	$331.7	$313.0	$333.2
West Region
California
Dollars	$99,256	$208,111	$201,391	$454,994
Homes closed	208	361	402	784
Average sales price	$477.2	$576.5	$501.0	$580.3
Nevada
Dollars	$21,649	$69,106	$36,926	$143,262
Homes closed	58	172	103	361
Average sales price	$373.3	$401.8	$358.5	$396.8
West Region Totals
Dollars	$120,905	$277,217	$238,317	$598,256
Homes closed	266	533	505	1,145
Average sales price	$454.5	$520.1	$471.9	$522.5
Central Region
Arizona
Dollars	$120,735	$290,124	$303,024	$515,983
Homes closed	358	888	856	1,624
Average sales price	$337.2	$326.7	$354.0	$317.7
Texas
Dollars	$273,200	$252,386	$496,088	$471,470
Homes closed	1,074	1,075	1,986	2,027
Average sales price	$254.4	$234.8	$249.8	$232.6
Colorado
Dollars	$9,810	$13,638	$23,473	$19,728
Homes closed	28	37	61	53
Average sales price	$350.4	$368.6	$384.8	$372.2
Central Region Totals
Dollars	$403,745	$556,148	$822,585	$1,007,181
Homes closed	1,460	2,000	2,903	3,704
Average sales price	$276.5	$278.1	$283.4	$271.9
East Region
Florida
Dollars	$43,098	$69,486	$82,961	$143,788
Homes closed	132	189	246	401
Average sales price	$326.5	$367.7	$337.2	$358.6

Companywide.  Home closing revenue for the quarter ended June 30, 2007 decreased 37.1% to $567.7 million from $902.9 million for the same time period a year ago as a result of a 31.7% decrease in homes closed and a 7.9% decrease in average sales price.  The home closing decreases reflect lower sales prices as a result of competitive pricing pressures experienced in late 2006, the period during which these sales were generated, as well as an increase in cancellations due to the lack of buyers’ confidence, as previously discussed.

West.  The West Region’s $156.3 million decrease in home closing revenue for the second quarter of 2007 compared to the same time period in 2006 is due to significant decreases for both California and Nevada.  In California, the number of homes closed and the average sales price of those homes declined 42.4% and 17.2%, respectively.  The Region’s decreases were further impacted by the poor performance in Nevada, which experienced a $47.5 million or 68.7% decrease in home closing revenue due to a 66.3% decrease in number of homes closed and a 7.1% decrease in average sales price, our largest per-state decreases.  For the six months ended June 30, 2007, home closing revenue was $238.3, down $360.0 million or 60.2% from the first six months of 2006.  These significant declines highlight the difference between the 2007 closings that resulted from late 2006 and early 2007 sales, where both the slower absorption rate and price constraints of the current homebuilding downturn are evident, as compared to the second quarter 2006 closings from late 2005 sales, which occurred during the height of the housing cycle.  We expect that the slow sales pace we experienced in 2006 (compared to 2005) will continue throughout 2007 and will affect closings in California and Nevada throughout 2007 and 2008.

Central.  During the three months ended June 30, 2007, the Central Region reported a $152.4 million decrease in home closing revenue as compared to the prior year due to a decrease in number of homes closed of 27.0% to 1,460, although average sales price held steady at $276,500 in 2007 as compared to $278,100 in 2006.  Texas still remains one of the strongest homebuilding areas in the country, closing 1,074 homes in the second quarter of 2007, consistent with 1,075 in the same period of 2006; additionally, higher average sales prices on these homes resulted in an 8.2% increase for Texas’ second quarter home closing revenue when compared to the second quarter of the prior year.  Arizona and Colorado, however, continue to struggle, reporting $169.4 million and $3.8 million declines in home closing revenue, respectively, in the second quarter of 2007 as compared to the second quarter of 2006.  For the six months ended June 30, 2007, home closing revenue was $822.6 for the Region, down $184.6 million or 18.3% from the first six months of 2006 due primarily to the poor performance in Arizona, as noted.

East.  In the East Region, closing revenue and homes closed were down $26.4 million and 57 units for the quarter ended June 30, 2007, decreases of 38.0% and 30.2%, respectively, versus the same quarter in the prior year.  For the six months ended June 30, 2007, home closing revenue was $83.0 million, down $60.8 million or 42.3% from the first six months of 2006.  These decreases reflect the significantly eroded revenue of Ft. Myers/Naples, where we believe the homebuilding industry is one of the weakest in the nation.  Also, our results in Central Florida, although not as weak as the Ft. Myers/Naples area, are down compared to 2006.  We currently do not have any new communities scheduled to open in Ft. Myers/Naples, and we are in the process of selling and closing our remaining inventory for this division.  Going forward, unless conditions change, Central Florida, which has lower average sales prices but higher sales volumes, will comprise the majority of the East Region’s sales and closing activity.

Home Orders

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total
Dollars	$501,466	$694,360	$1,142,082	$1,526,978
Homes ordered	1,734	2,116	3,807	4,706
Average sales price	$289.2	$328.1	$300.0	$324.5
West Region
California
Dollars	$104,407	$161,857	$244,391	$299,213
Homes ordered	243	291	534	528
Average sales price	$429.7	$556.2	$457.7	$566.7
Nevada
Dollars	$24,769	$33,241	$55,635	$82,649
Homes ordered	70	82	154	211
Average sales price	$353.8	$405.4	$361.3	$391.7
West Region Totals
Dollars	$129,176	$195,098	$300,026	$381,862
Homes ordered	313	373	688	739
Average sales price	$412.7	$523.1	$436.1	$516.7
Central Region
Arizona
Dollars	$104,824	$165,475	$257,166	$425,285
Homes ordered	369	457	847	1,190
Average sales price	$284.1	$362.1	$303.6	$357.4
Texas
Dollars	$222,270	$293,439	$500,814	$608,586
Homes ordered	908	1,170	2,004	2,482
Average sales price	$244.8	$250.8	$249.9	$245.2
Colorado
Dollars	$20,449	$7,652	$38,969	$24,646
Homes ordered	56	22	104	64
Average sales price	$365.2	$347.8	$374.7	$385.1
Central Region Totals
Dollars	$347,543	$466,566	$796,949	$1,058,517
Homes ordered	1,333	1,649	2,955	3,736
Average sales price	$260.7	$282.9	$269.7	$283.3
East Region
Florida
Dollars	$24,747	$32,696	$45,107	$86,599
Homes ordered	88	94	164	231
Average sales price	$281.2	$347.8	$275.0	$374.9

Companywide.  Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

Except for Texas, where demand is more stable, demand has remained soft in our markets since the latter half of 2006.  We believe buyers are waiting for indications that the market has reached a bottom, and that new home purchases will retain their value.  Home orders declined by 18.0% to 1,734 homes during the quarter ended June 30, 2007 with a value of $501.5 million, a decrease of 27.8% compared to the same quarter a year ago.  Our actively selling community count increased 8.8% to 222 at June 30, 2007, over the same quarter a year ago, helping to partially offset slowing sales rates per community.

For the six months ended June 30, 2007, total orders declined $384.9 million to $1.1 billion from the same period a year ago.  Our cancellation rates for the quarter ended June 30, 2007 were 36.6% of gross unit sales for the quarter and 25.2% of beginning backlog as compared to 31.6% and 15.2%, respectively, for the same time period a year ago.  The cancellation rates reflect the continuing hesitancy of our buyers to commit to a home purchase until they are confident the homebuilding market downturn has reached the bottom of its decline or because of difficulties in selling their existing homes.  In response to these market conditions, we have increased incentives to home buyers in many of our markets.  As the incentives reduce the sales price of our homes, the effect of these incentives is highlighted in the decline in average order sales price to $289,200 for the second quarter of 2007, down from $328,100 in the same quarter of the prior year.

West.  During the second quarter of 2007, our West Region continued to experience softer market conditions due to decreasing demand from investors and speculative buyers, higher inventory levels of unsold homes and homebuyers electing to defer purchase decisions in this transitional market.  These factors all contributed to the three- and six-month home order declines of $65.9 million and $81.8 million, respectively, over the same periods of the prior year.  These declines are due to 21.1% and 15.6% declines in average selling prices coupled with 16.1% and 6.9% declines in units sold, respectively, for the three- and six-month periods ended June 30, 2007, as compared to the same periods in 2006.  The 35.5% decline in home order dollars in California to $104.4 million for the current quarter as compared to $161.9 million for the second quarter of 2006 is attributed to the continued erosion in average selling price and is further impacted by the decrease in units sold.   Nevada also continues to be challenged by the current homebuilding market, with declines in homes ordered and average sales prices for both the three- and six-month periods in 2007 as compared to 2006.

Central.  For the second quarter of 2007, homes ordered declined by 316 homes to 1,333, and average sales prices dropped 7.8% leading to a $119.0 million decrease in the value of homes ordered over the prior year.  For the six months ended June 30, 2007, home orders declined 781 units, or 20.9%, from the same period of the prior year.  These declines are due to the continuing downturn in the homebuilding market in this Region, which most sharply affected Arizona with a $60.7 million decline in dollar value in the second quarter, primarily due to a 19.3% decline in number of home sales to 369 compared with 457 in the prior year.  Although Texas remains one of our strongest markets, its sales decreased 22.4% and 19.3%, respectively, in the units of homes ordered in the quarter and six months ended June 30, 2007 as compared to the same periods in 2006.

East.  In our East Region, we had net orders of 88 homes with a dollar value of $24.7 million for the three months ended June 30, 2007, decreases of 6.4% and 24.3%, respectively, for the same time period a year ago.  The East Region continues to be most significantly impacted by our Ft. Myers/Naples operation, which we believe is one of the softest homebuilding markets in the country.  As noted, going forward we expect the average sales prices of homes to continue to decline as Central Florida, a lower-priced area, comprises the significant portion of the East Region mix.  We have been unable to renegotiate prior land options and contracts for new land parcels at prices that are reasonable and, therefore, we are not adding new communities or new phases to existing communities in Ft. Myers.  Unless we initiate new projects in Ft. Myers/Naples, due to our limited existing lot inventory, sales volumes for this area will continue to decline until our existing inventory is sold out.

Order Backlog

	At June 30,
	2007	2006
Total
Dollars	$1,198,280	$1,959,353
Homes in backlog	3,838	5,849
Average sales price	$312.2	$335.0
West Region
California
Dollars	$172,816	$265,183
Homes in backlog	358	457
Average sales price	$482.7	$580.3
Nevada
Dollars	$40,434	$65,787
Homes in backlog	108	199
Average sales price	$374.4	$330.6
West Region Totals
Dollars	$213,250	$330,970
Homes in backlog	466	656
Average sales price	$457.6	$504.5
Central Region
Arizona
Dollars	$301,448	$748,004
Homes in backlog	896	1,993
Average sales price	$336.4	$375.3
Texas
Dollars	$586,889	$646,581
Homes in backlog	2,227	2,628
Average sales price	$263.5	$246.0
Colorado
Dollars	$34,279	$16,740
Homes in backlog	88	43
Average sales price	$389.5	$389.3
Central Region Totals
Dollars	$922,616	$1,411,325
Homes in backlog	3,211	4,664
Average sales price	$287.3	$302.6
East Region
Florida
Dollars	$62,414	$217,058
Homes in backlog	161	529
Average sales price	$387.7	$410.3

Companywide.  Our backlog represents net sales contracts that have not closed. Our June 30, 2007, backlog value was $1.2 billion, comprised of 3,838 homes. These amounts declined 38.8% and 34.4%, respectively, compared to a year ago, consistent with our softening overall order trends.

West.  The West Region’s 29.0% decrease in number of homes in backlog to 466 as of June 30, 2007 as compared to 2006 is due to the volume of home closings outpacing the sales order rates over the past several quarters.  Additionally, the lower average sales price in both California and Nevada further contributed to the $117.7 million decline to $213.3 million at June 30, 2007.

Central.  The Central Region’s 3,211 homes in backlog at June 30, 2007 is a 31.2% decrease from a year ago.  This decrease, along with a slight 5.1% decrease in the average sales price of these homes, led to a $488.7 million decrease in dollars of backlog for this region.  The decline is primarily due to the slowdown of the homebuilding markets in Arizona, as discussed above, coupled with slowing sales in Texas, but partially offset by modest increases in Colorado.

East.  The East Region’s decline of $154.6 million in dollars of backlog to $62.4 million at June 30, 2007 versus 2006 is primarily due to the near absence of new sales in Ft. Myers/Naples, as previously discussed, further impacted by modest declines in Central Florida as well.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Home Closing Gross Profit (Loss)

West — Dollars	$(46,161)	$61,602	$(36,677)	$148,214
West — Percent of home closings revenue	(38.2)%	22.2%	(15.4)%	24.8%

Central — Dollars	$65,889	$139,861	$148,383	$250,643
Central — Percent of home closings revenue	16.3%	25.1%	18.0%	24.9%

East — Dollars	$(10,140)	$18,004	$(11,967)	$34,673
East — Percent of home closings revenue	(23.5)%	25.9%	(14.4)%	24.1%

Total — Dollars	$9,588	$219,467	$99,739	$433,530
Total — Percent of home closings revenue	1.7%	24.3%	8.7%	24.8%

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

Home closings gross profit percentage decreased to 1.7% and 8.7% for the three and six months ended June 30, 2007 as compared to 24.3% and 24.8% for the three and six months ended June 30, 2006, primarily as a result of real estate-related impairments.  The peak gross margins of 2006 were the result of home closings generated by sales in mid to late 2005, the height of the homebuilding market boom.  As we previously indicated, our 2006 gross margin rates are well above our normal average and we believe they are unsustainable in the long-term.

Home closing gross profit for the three and six months ended June 30, 2007 includes $78.9 and $95.9 million, respectively, from real estate-related impairments.  In the second quarter and for the first six months of 2006, we recorded $7.3 million of such impairments.  These impairments were recorded as part of our quarterly review of the fair value of our real estate assets and the determination that the acquisition of certain properties under contract was no longer economically viable.  Excluding these charges, gross margins were 15.6% and 17.1% for the three and six months ended June 30, 2007 and 25.1% and 25.2% for the same periods in 2006.  Going forward, we believe that as prices continue to reflect the current state of the homebuilding industry, our margins will remain at levels lower than the historically high levels experienced during the last two years.  In addition, as we close homes in communities that have been previously impaired, and which after the impairments will have minimal margins, our average gross margin percentages will continue to trend lower.  In recent quarters, we have also increased the number, type and amount of incentives we offer.  The types of incentives we offer vary from market to market, community to community and model to model and may include a discount on home price, free or discounted upgrades and options, and the payment of a portion of the buyer’s closing costs. Increasing incentives, which impact sales prices, can also be expected to have an adverse effect on our gross and net margins over the next several quarters.

West.  Our West Region experienced a significant drop in home closing gross profit to a negative margin of (38.2)% and (15.4)% for the three and six months ended June 30, 2007, respectively, due to real estate-related impairments and the continuing trends of lower average sales price of closed homes driven by weak demand, as previously discussed.  Gross margin was 22.2% and 24.8% for the same periods in 2006.  The Region recorded $55.3 million and $60.7 million of real estate-related impairments for the three- and six-month periods ended June 30, 2007, respectively.  Excluding these impairments, gross margins would have been 7.6% and 10.1% for the three and six months ended June 30, 2007.  In 2006, such impairments were $6.1 million for the three and six months ended June 30, 2006.

Central.  The Central Region’s 16.3% and 18.0% home closing gross profit for the three and six months ended June 30, 2007 decreased 880 and 690 basis points, as compared to 25.1% and 24.9% in the same period of 2006.  The decrease is attributed to both the decrease in pricing power in Arizona as well as the shift in the Region’s mix to Texas closings.  As Texas, which has historically had lower home gross margins, continues to become a more significant portion of the Region – and the Company’s – total sales and closings, we expect to have lower gross margins for this Region for at least the duration of 2007 and in 2008.  The Central Region also recorded $8.7 million and $10.8 million of inventory and option writedowns in 2007.  The impairments were approximately $820,000 in the same period of 2006.  The 2007 impairment charges reduced the three- and six-month gross margins by 220 and 131 basis points, respectively.

East.  This Region, like the West, experienced a home closing gross loss when compared to a year ago, with negative gross margins of (23.5)% and (14.4)% for the quarter and six months ended June 30, 2007 as compared to 25.9% and 24.1% for the same periods in the prior year.  The home closing gross losses are due to $14.8 and $24.4 million of real estate-related impairments during the three and six months ended June 30, 2007.  The impairment charges in the same periods of the prior year were $400,000.  Excluding these impairments, gross margin would have been 10.9% and 15.0% for the Region for the three and six months ended June 30, 2007 and 26.5% and 24.3% for the three and six months ended June 30, 2006, respectively.    The gross margins in 2007 were also impacted by the difficult market conditions experienced in Ft. Myers/Naples, as well as the lower average sales prices – and margins – of Central Florida, which continues to comprise a more significant portion of this Region’s mix.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Commissions and Other Sales Costs

Dollars	$48,067	$52,849	$95,405	$100,876
Percent of home closings revenue	8.5%	5.9%	8.3%	5.8%

General and Administrative Costs
Dollars	$56,366	$51,344	$83,029	$94,066
Percent of total revenue	9.9%	5.6%	7.2%	5.3%

Income Taxes (Benefit)
Dollars	$(32,628)	$48,095	$(25,126)	$99,150
Effective tax rate	36.6%	38.4%	37.7%	38.7%

Commissions and Other Sales Costs

Commissions and other sales costs, such as advertising and sales office expenses, as a percentage of home closing revenue, increased to 8.5% and 8.3% for the three and six months ended June 30, 2007 from 5.9% and 5.8% for the three and six months ended June 30, 2006.  These increases are the result of a 100 and 110 basis point increase for these periods in our commission costs as a percentage of closing revenue due to the larger number of homes sold with the participation of outside commissioned sales agents.  This increase also reflects additional costs incurred for increased sales and marketing efforts across our markets, as well as a larger number of model homes resulting primarily from a 9% increase in community count to 222 at June 30, 2007 versus 204 at June 30, 2006.

General and Administrative Costs

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses as a percentage of total revenue were 9.9% and 7.2% for the three and six months ended June 30, 2007 as compared to 5.6% and 5.3% for the three and six months ended June 30, 2006. The general and administrative expenses in 2007 include a charge for the write-down of all remaining goodwill and intangible assets associated with our February 2005 acquisition of Colonial Homes totaling $28.0 million.  Additionally, we incurred $11.7 million in the three and six months ended June 30, 2006 for severance costs, while severance costs were $1.0 million and $2.1 million, respectively, for the same periods in 2007.  Excluding the goodwill-related impairments and severance charges, general and administrative expenses were 4.8% and 4.6% for the three and six months ended June 30, 2007 as compared to 4.3% and 4.7% in 2006, which are in line with our target range of 4-5%.  The current year’s general and administrative costs reflect our concentrated efforts to control overhead expenses particularly through lower salaries and compensation expense due to reductions in employee head count.

Income Taxes

The effective tax rate decreased from 38.4% and 38.7% to 36.6% and 37.7%, respectively, for the three and six months ended June 30, 2006 and June 30, 2007.  The decrease is primarily attributable to a statutory increase in the allowable tax deduction for domestic manufacturing, and a decrease in unrecognized tax benefits, which reduced the income tax provision for the six months ended June 30, 2007.

Liquidity and Capital Resources

Our principal uses of capital for the six months ended June 30, 2007 were operating expenses, lot development, home construction, income taxes, investments in joint ventures, land and property purchases, and the payment of various liabilities.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.

We believe that we have strict controls and a defined strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory development.  During the first half of 2007, we acquired for cash in lieu of traditional landbanking financing, two large land parcels in the normal course of business, for development of communities that we continue to believe will be economically viable for us in the future, as well as other scheduled lot takedowns under option contracts for actively selling communities.  We also experienced additional cash outflows for the development of land we currently own, which in some cases relate to master-planned communities that will not start generating material cash inflows for several quarters.  Additionally, due to quarterly tax remittances earlier in the year, we have had significant tax-related outflows ($31.6 million), which we expect to benefit from the remainder of the year.  Based on the current market conditions and projected development schedules, we expect our uses of operating cash flows to exceed operating cash inflows through the remainder of this year and early into 2008 until larger communities in the development pipeline begin actively selling and our unsold home (spec) inventory is reduced.

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

We enter into various options and purchase contracts for land in the normal course of business.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts, although as demand slows, in some instances starts may fall below the pre-established minimum number.  Currently, our slower sales rate is causing us to take certain actions, including purchasing lots in advance of corresponding sales, re-negotiating the takedown schedules, and discontinuing lot purchases and forfeiting the related non-refundable option deposit.  At June 30, 2007, our total option and purchase contracts had purchase prices in the aggregate of approximately $1.7 billion, on which we had made deposits of approximately $132.5 million in cash along with approximately $41.3 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying condensed consolidated financial statements.

At June 30, 2007, there was $251.5 million outstanding under our senior unsecured revolving credit facility (“Credit Facility”) and approximately $84.3 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts.  In addition, we had approximately $298.5 million in surety and performance bonds outstanding at June 30, 2007.  After considering our most restrictive bank covenants and borrowing base limitations, we have an additional $515.9 million of our current bank facility available for us to borrow.

In February 2007, we completed a $150 million offering of 7.73% senior subordinated notes due 2017.  These notes were issued at par, and their associated proceeds were used to pay down our credit facility.

On May 18, 2007, we amended our Credit Facility with Guaranty Bank, as administrative agent and swing line lender, and various other financial institutions to extend the maturity to May 18, 2011 and make changes to certain covenants and definitions, including (i) changing certain aggregate asset-type limitations within the borrowing base, (ii) increasing the minimum consolidated tangible net worth requirement to $600 million plus 50% of consolidated net income (as defined) for each full fiscal quarter ending after December 31, 2006, plus an amount equal to 50% of the aggregate increases in consolidated tangible net worth (as defined) after December 31, 2006 by reason of the issuance and sale of equity interests, plus an amount equal to the net worth of any person that becomes a guarantor after December 31, 2006 by reason of merger or acquisition and (iii) changing the covenants relating to restrictions on the total land and unsold units that we may own.  The total borrowing capacity of the credit facility remains at $850 million.

At June 30, 2007, the aggregate principal amount outstanding of our outstanding 7.73% senior notes due 2017 was $150.0 million, the aggregate principal amount of our outstanding 7% senior notes due 2014 totaled approximately $130.0 million with unamortized premiums of approximately $0.1 million, and the aggregate principal amount of our outstanding 6.25% senior notes due 2015 totaled approximately $350.0 million with unamortized discounts of approximately $1.3 million.

At June 30, 2007, we were in compliance with all of our debt covenants and based on management’s current projections, we expect to remain in compliance at least through December 31, 2007.  As discussed, the homebuilding markets have contracted significantly over the last 12-18 months, and we believe they will remain weak throughout 2007 and into 2008.  If current market conditions further deteriorate in 2008, we may fall out of compliance with certain debt covenants.  We are continuing to perform various sensitivity analyses and forecasts with respect to our debt covenants and, if necessary, we will seek waivers of, or amendments to, our debt agreements if these analyses show a reasonable probability that we will fall out of compliance, or that we will lack a comfortable margin for unforeseen events.  We cannot assure you, however, that our lenders will grant such waivers or amendments on terms or at a cost that is acceptable to us.  If we fall out of compliance with one or more of our debt covenants, it could have a material adverse result on our financial condition as it may result in one or more defaults under our credit facility and senior and senior subordinated notes and our inability to borrow additional funds for our operations.

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

Seasonality

We historically have closed more homes in the second half of the fiscal year than in the first half, due in part to the slightly seasonal nature of the market for our move-up and semi-custom luxury products.  We expect this seasonal trend to continue, although this trend may vary or be affected by the current downturn in the homebuilding industry.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report include statements concerning the demand for and the pricing of our homes, the growth potential of the markets we operate in, the benefits of our lot acquisition strategy, demographic and other trends related to the homebuilding industry in general and our ability to capitalize on them, the future supply of housing inventory in our markets and the homebuilding industry in general, our expectation that existing letters of credit and performance and surety bonds will not be drawn on, the adequacy of our insurance coverage and warranty reserves, our ability to deliver existing backlog, the expected outcome of legal proceedings against us, the sufficiency of our capital resources to support our business strategy, our ability and willingness to acquire land under option or contract, the future impact of deferred tax assets or liabilities, that our participation in joint ventures will continue to be an important part of our business, the impact of new accounting pronouncements and changes in accounting estimates, that our gross margins will continue to be pressured throughout 2007 and 2008, that sales prices may continue to decrease and that inventories may increase, that our overall average sales price in Florida will continue to decrease, our future cash needs, the viability of certain large land parcels we recently purchased, our future compliance with debt covenants and actions we may take with respect hereto, and that certain guarantees relating to our joint ventures have a low likelihood of being triggered.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility.  The interest rate for this facility fluctuates with the prime and Eurodollar lending rates.  As of June 30, 2007, we had $251.5 million drawn under our Credit Facility that is subject to changes in interest rates.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $350.0 million in principal of our 6.25% senior notes due 2015, $150.0 million in principal of our 7.73% senior subordinated notes due 2017, and $130.0 million in principal of our 7% senior notes due 2014.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings until we would be required to refinance such debt.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own securities during the three months ended June 30, 2007.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  In August 2006, the Board of Directors authorized an additional $100 million under this program.  There is no stated expiration date for this program.  As of June 30, 2007, we had approximately $130.2 million available to repurchase shares under this program.

Reference is made to Note 6 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  This note discusses limitations on our ability to pay dividends.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 16, 2007.  At the Annual Meeting, the stockholders elected Peter L. Ax, Robert G. Sarver and Gerald W. Haddock to serve as Directors for a two-year term.  Steve J. Hilton, Raymond Oppel and Richard T. Burke, Sr. continued as Directors after the meeting.

Stockholders holding 24,467,660 shares, or 93.3% of the outstanding shares, were present in person or by proxy at the Annual Meeting.  The tabulation with respect to each nominee for director follows:

	Votes For	Votes Against or Withheld

Peter L. Ax	23,370,937	1,096,723
Robert G. Sarver	21,024,117	3,443,543
Gerald W. Haddock	23,380,584	1,087,076

Also at the Annual Meeting, our stockholders approved the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.  The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstain	Broker Non-Vote

Ratify the selection of Deloitte & Touche	24,178,442	280,446	8,772	1,756,556

Item 5. Other Information

Pursuant to guidance provided by the SEC Division of Corporation Finance, the following information is provided pursuant to the following Item of Form 8–K: Item 5.02 “Departure of Directors or Principal Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

On August 2, 2007, Sandra R.A. Karrmann resigned her position as Chief Human Resources Officer, effective August 17, 2007.  As a result, Ms. Karrmann's Amended and Restated Change of Control Agreement dated September 26, 2006 will terminate on August 17, 2007.

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive 2006 Proxy Statement

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 333-58793

10.1	Second Amendment to First Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 18, 2007

21	List of Subsidiaries	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of August 2007.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

By:	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
10.1	Second Amendment to First Amended and Restated Credit Agreement
21	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer