Form 10-Q
period 2007-09-30
Meritage Homes CORP
filed 2007-11-08
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐ No ☒

Common shares outstanding as of November 7, 2007: 26,249,296.

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2007	2006

Assets:
Cash and cash equivalents	$45,297	$56,710
Receivables	93,573	68,725
Real estate	1,504,137	1,530,602
Real estate not owned	34,062	5,269
Deposits on real estate under option or contract	106,768	167,132
Investments in unconsolidated entities	57,387	114,250
Property and equipment, net	37,143	40,712
Deferred tax asset, net	110,390	28,119
Goodwill	57,538	129,659
Intangibles, net	8,099	9,492
Prepaid expenses and other assets	21,074	19,855

Total assets	$2,075,468	$2,170,525

Liabilities:
Accounts payable	$79,641	$117,443
Accrued liabilities	206,729	266,683
Home sale deposits	29,698	42,022
Liabilities related to real estate not owned	22,575	4,269
Loans payable and other borrowings	255,167	254,640
Senior and senior subordinated notes	628,760	478,636

Total liabilities	1,222,570	1,163,693

Stockholders’ Equity:
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 34,140,364 and 34,035,084 shares at September 30, 2007 and December 31, 2006, respectively	341	340
Additional paid-in capital	341,691	332,652
Retained earnings	699,628	862,602
Treasury stock at cost, 7,891,068 shares	(188,762)	(188,762)

Total stockholders’ equity	852,898	1,006,832

Total liabilities and stockholders’ equity	$2,075,468	$2,170,525

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Home closing revenue	$574,667	$875,743	$1,718,530	$2,624,968
Land closing revenue	3,902	2,453	6,156	15,159
Total closing revenue	578,569	878,196	1,724,686	2,640,127

Cost of home closings	(489,412)	(689,648)	(1,437,637)	(1,998,048)
Cost of land closings	(3,814)	(2,232)	(5,708)	(13,809)
Home impairments	(147,538)	(8,308)	(243,437)	(15,603)
Land impairments	(847)	—	(847)	—
Total cost of closings and impairments	(641,611)	(700,188)	(1,687,629)	(2,027,460)

Home closing gross (loss)/profit	(62,283)	177,787	37,456	611,317
Land closing gross (loss)/profit	(759)	221	(399)	1,350
Total closing gross (loss)/profit	(63,042)	178,008	37,057	612,667

Commissions and other sales costs	(49,598)	(55,934)	(145,003)	(156,810)
General and administrative expenses	(21,308)	(34,347)	(76,385)	(128,413)
Goodwill and related impairments	(45,000)	—	(72,952)	—
(Loss)/earnings from unconsolidated entities, net	(14,441)	4,238	(9,495)	15,077
Interest expense and other income, net	972	2,482	7,775	7,867

(Loss)/earnings before income taxes	(192,417)	94,447	(259,003)	350,388
Benefit/(provision) for income taxes	73,865	(34,908)	98,991	(134,058)

Net/(loss) earnings	$(118,552)	$59,539	$(160,012)	$216,330

(Loss)/earnings per common share:
Basic	$(4.52)	$2.28	$(6.10)	$8.15
Diluted	$(4.52)	$2.25	$(6.10)	$7.94

Weighted average number of shares:
Basic	26,249	26,087	26,216	26,554
Diluted	26,249	26,490	26,216	27,259

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net (loss)/earnings	$(160,012)	$216,330
Adjustments to reconcile net (loss)/earnings to net cash used in operating activities:
Depreciation and amortization	13,457	15,272
Real estate related impairments	244,284	16,233
Goodwill-related impairments	72,952	—
Increase in deferred taxes	(81,424)	—
Stock-based compensation	6,735	9,397
Excess income tax benefit from stock-based awards	(346)	(11,190)
Loss/(income) from earnings from unconsolidated entities (includes $24.5 million of impairments to joint ventures in 2007)	9,495	(15,077)
Distributions of earnings from unconsolidated entities	12,229	13,958
Changes in assets and liabilities:
Increase in real estate	(147,413)	(192,132)
Decrease/(increase) in deposits on real estate under option or contract	16,003	(35,410)
Increase in receivables and prepaid expenses and other assets	(24,919)	(26,844)
Decrease in accounts payable and accrued liabilities	(110,650)	(39,158)
Decrease in home sale deposits	(12,324)	(19,018)
Net cash used in operating activities	(161,933)	(67,639)

Cash flows from investing activities:
Investments in unconsolidated entities	(25,851)	(43,057)
Distributions of capital from unconsolidated entities	32,910	15,563
Purchases of property and equipment	(10,739)	(21,328)
Proceeds from sales of property and equipment	732	1,006
Net cash used in investing activities	(2,948)	(47,816)

Cash flows from financing activities:
Net borrowings under line of credit agreement	8,000	206,400
Proceeds from loans payable and other borrowings	—	1,214
Repayments of loan payable and other borrowings	(1,309)	—
Proceeds from issuance of senior subordinated notes	150,000	—
Debt issuance costs	(5,428)	—
Purchase of treasury stock	—	(105,384)
Payments of senior notes	—	(1,254)
Excess income tax benefit from stock-based awards	346	11,190
Proceeds from stock option exercises	1,859	12,913
Net cash provided by financing activities	153,468	125,079

Net decrease/(increase) in cash and cash equivalents	(11,413)	9,624
Cash and cash equivalents at beginning of period	56,710	65,812
Cash and cash equivalents at end of period	$45,297	$75,436

See supplemental disclosures of cash flow information at Notes 7 and 11.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization. Meritage Homes is a leading designer and builder of single-family attached and detached homes in the historically high-growth regions of the western and southern United States based on the number of home closings. We offer first-time, move-up, active adult and luxury homes to our targeted customer base. We have operations in three regions:  West, Central and East, which are comprised of 14 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Through our successors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for certain communities in Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate in certain communities as Legacy Homes and Monterey Homes. At September 30, 2007, we were actively selling homes in 221 communities, with base prices ranging from approximately $114,000 to $1,007,000.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented.

The unaudited condensed statements of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with our 2006 Annual Report on Form 10-K.

Real Estate. Real estate is stated at the lower of cost or fair value and includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and construction that benefit the entire community. Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and expected to be incurred) based upon the total number of homes expected to be closed in each community. Any changes to the estimated total development costs of a community are allocated on a relative value basis to the remaining homes in the community. When a home is closed, we generally have not yet paid all costs incurred to complete it. At the time of close, we record a liability and a charge to cost of sales for the amount we expect will ultimately be paid to complete the home.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), land inventory and related communities under development are reviewed for potential write-downs annually or when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows projected for those assets are less than their carrying amounts, an impairment charge is recorded to bring the assets to fair value. Our determination of fair value is based on projections and estimates, including future sales prices, construction costs and absorption rates. Changes in these expectations may lead to a change in the outcome of our impairment analysis. Our analysis is completed at the community level; therefore, changes in local conditions may affect one or several of our communities. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets.

The real-estate and joint-venture impairment charges recorded during the three- and nine-month periods ended September 30, 2007 and September 30, 2006 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Terminated option/purchase contracts
West	$34,273	$—	$46,484	$2,364
Central	12,699	1,724	17,449	1,795
East	746	2,911	19,904	3,311
Total	$47,718	$4,635	$83,837	$7,470

Real estate inventory impairments
West	$63,299	$3,673	$111,821	$7,384
Central	22,844	—	28,890	749
East	13,677	—	18,889	—
Total	$99,820	$3,673	$159,600	$8,133

Impairments of joint venture investments
West	$1,680	$—	$2,800	$—
Central	21,689	—	21,689	—
East	—	—	—	—
Total	$23,369	$—	$24,489	$—

Impairments of land held for sale
West	$—	$—	$—	$—
Central	847	—	847	—
East	—	—	—	—
Total	$847	$—	$847	$—

Total impairments
West	$99,252	$3,673	$161,105	$9,748
Central	58,079	1,724	68,875	2,544
East	14,423	2,911	38,793	3,311
Total	$171,754	$8,308	$268,773	$15,603

The impairment charges were based on our fair value calculations, which are affected by current market conditions, such as the continued downturn of the homebuilding market, assumptions and expectations, all of which are highly subjective and may differ significantly from actual results if market conditions change.

Off-Balance-Sheet Arrangements – Joint Ventures. We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means the venture could fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments, and in some cases take actions with which we disagree.

We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures. At September 30, 2007, our share of these limited pro rata repayment guarantees was approximately $39.7 million.

In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy guarantees”). These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property. To date, no such guarantees have been invoked and we believe that the actions that would trigger the guarantee would generally be disadvantageous to the joint venture and to us; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so. At September 30, 2007, we had outstanding guarantees of this type totaling approximately $91.7 million. We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior and senior subordinated indentures.

We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders.  These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review from outside consultants.

We and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of September 30, 2007, we had approximately $45.3 million of surety bonds outstanding subject to these indemnity arrangements. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and will reserve for those obligations if and when they become probable and can be reasonably estimated.

Off-Balance-Sheet Arrangements – Other. We often acquire finished building lots from various development entities pursuant to option and purchase agreements. The purchase price typically approximates the market price at the date the contract is executed. We believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. Under these option and purchase agreements, we are usually required to make deposits in the form of cash or letters of credit, which may be forfeited if we fail to perform under the applicable agreements. As of September 30, 2007, we had entered into option and purchase agreements with an aggregate purchase price of approximately $1.3 billion and had made deposits of approximately $118.3 million ($106.8 million excluding our projects designated as real estate not owned) in the form of cash and approximately $31.1 million in letters of credit.

We obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. In the event the letters of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond. At September 30, 2007, we had approximately $37.1 million in outstanding letters of credit and $248.4 million in performance bonds for such purposes. We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Intangibles, Net. Intangible assets consist primarily of non-compete agreements acquired in connection with our September 2005 acquisition of Greater Homes. These intangible assets were valued at the acquisition date utilizing accepted valuation procedures and are being amortized over their estimated useful lives. The cost and accumulated amortization of our intangible assets was $7.4 million and $5.4 million, respectively, at September 30, 2007. In the first nine months of 2007, amortization expense was $0.8 million. Amortization expense is expected to be approximately $0.2 million in the remaining three months of 2007 and $0.7, $0.7 and $0.4 million per year in 2008, 2009 and 2010, respectively.

Additionally, in accordance with AICPA Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we have capitalized software costs at September 30, 2007 with a basis of $5.4 million, which is net of accumulated amortization of $7.2 million. In the first nine months of 2007, amortization expense was approximately $1.8 million related to the capitalized software costs and is expected to be approximately $0.3 million for the remaining three months of 2007 and $1.3, $1.3, $1.3, $1.0 and $0.2 million in 2008, 2009, 2010, 2011 and 2012, respectively. Additionally, we have $0.7 million of capitalized software costs that are still in the application stage.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At September 30, 2007	At December 31, 2006
Accruals related to real estate development and construction activities	$94,419	$120,604
Payroll and other benefits	32,795	54,893
Accrued taxes	2,962	9,112
Warranty reserves	30,639	28,437
Other accruals	45,914	53,637
Total	$206,729	$266,683

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$30,986	$26,494	$28,437	$25,168
Additions to reserve	3,658	6,075	14,370	16,468
Warranty claims and expenses	(4,005)	(5,428)	(12,168)	(14,495)
Balance, end of period	$30,639	$27,141	$30,639	$27,141

Recently Issued Accounting Pronouncements. There were no new accounting pronouncements issued during the quarter ended September 30, 2007 that are expected to have a material effect on our operating results or financial position.

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

At January 1, 2007, our unrecognized tax benefits were $19.2 million, which would, if recognized, provide a benefit to us of $6.5 million and decrease our effective tax rate. We record interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, approximately $1.9 million of the unrecognized tax benefits represents potential interest and penalties on uncertain tax positions. The decrease in unrecognized tax benefits during the first nine months of 2007 was $13.5 million and includes $0.8 million of interest. There are currently no unrecognized tax benefits that relate to items which would be affected by expiring statutes of limitation within the next 12 months.

We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2002. Our U.S. income tax return for 2003 has been examined by the IRS. The examination was completed in the second quarter of 2007, and there were no material changes to report. In the third quarter, the IRS commenced examination of one of our wholly-owned Texas limited partnership entities for the year 2004. At this time, there are no adjustments.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At September 30, 2007	At December 31, 2006

Homes under contract under construction	$535,405	$589,241
Finished home sites and home sites under development	624,098	592,949
Unsold homes, completed and under construction	255,334	271,559
Model homes	59,237	39,131
Model home lease program	20,667	26,831
Land held for development	9,396	10,891
	$1,504,137	$1,530,602

Subject to sufficient qualifying assets, we capitalize development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to qualified real estate assets as incurred and charged to cost of home closings when the associated revenue is recognized. Certain information regarding capitalized interest follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Capitalized interest, beginning of period	$45,514	$27,835	$33,016	$23,939
Interest incurred	16,459	13,874	47,095	38,049
Interest expensed	(2,319)	—	(2,638)	—
Interest amortized to cost of home closings	(12,601)	(12,508)	(30,420)	(32,787)
Capitalized interest, end of period	$47,053	$29,201	$47,053	$29,201

At September 30, 2007, approximately $2.7 million of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our balance sheet.

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

The table below presents a summary of our lots under option or contract at September 30, 2007 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash		Letters of Credit

Option contracts recorded on balance sheet as real estate not owned (1), (2)	1,059	$34,062	$11,487		$—
Option contracts not recorded on balance sheet – non-refundable deposits, committed (1)	17,474	927,083	74,729		30,660
Purchase contracts not recorded on balance sheet – non-refundable deposits, committed (1)	2,212	109,212	28,534		409
Total committed (on and off balance sheet)	20,745	1,070,357	114,750		31,069
Option contracts not recorded on balance sheet – non-refundable, uncommitted (1)(3)	1,554	74,490	3,255		—
Purchase contracts not recorded on balance sheet – refundable deposits, uncommitted (4)	3,356	121,902	250		—
Total uncommitted	4,910	196,392	3,505		—
Total lots under option or contracts	25,655	$1,266,749	$118,255		$31,069

Total option contracts not recorded on balance sheet	24,596	$1,232,687	$106,768	(5)	31,069

(1)           Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)           The purpose and nature of these consolidated lot option contracts (VIEs) is to provide the Company the option to purchase these lots in anticipation of building homes on these lots in the future. Specific performance contracts are included in this balance.

(3)           Although we have made minimal non-refundable deposits, we have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(4)           Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(5)           Amount is reflected in our balance sheet in the line item “deposits on real estate under option or contract” as of September 30, 2007.

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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.

We also enter into mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities and they originate and provide services to both our clients and other homebuyers. The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to us or our joint ventures. Our mortgage and title joint venture investment as of September 30, 2007 was $1.8 million.

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

See Note 1 “Off Balance Sheet Arrangements—Joint Ventures” section for additional discussion related to our joint ventures and off-balance sheet obligations and guarantees.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At September 30, 2007	At December 31, 2006
Assets:
Cash	$10,796	$14,392
Real estate	623,266	723,753
Other assets	27,988	25,722
Total assets	$662,050	$763,867

Liabilities and equity:
Accounts payable and other liabilities	$18,344	$26,639
Notes and mortgages payable	465,027	471,197
Equity of:
Meritage (1)	59,105	93,792
Others	119,574	172,239
Total liabilities and equity	$662,050	$763,867

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$85,550	$26,933	$133,810	$72,865
Costs and expenses	(68,693)	(13,923)	(107,247)	(31,588)
Net earnings of unconsolidated entities	$16,857	$13,010	$26,563	$41,277
Meritage’s share of pre-tax earnings (2) (3)	$8,937	$4,353	$15,076	$15,883

(1)           Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated balance sheets due to the following items:  (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note 3 below and (iv) joint-venture asset impairments recorded only in our financial statements.

(2)           The joint venture financial statements above represent the most recent information available to us. As our portion of pre-tax earnings is recorded on the accrual basis and includes both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials. Additionally, during the three and nine months ended September 30, 2007, we recorded $23.4 million and $24.5 million, respectively, of impairments related to our joint venture assets. See Note 1 “Real Estate” for detail of our joint-venture-related impairments.

(3)           Our share of pre-tax earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of operations. Our share of pre-tax earnings excludes joint venture earnings related to lots we purchased from the joint ventures. Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

At September 30, 2007 and December 31, 2006, our investments in unconsolidated entities includes $3.7 million and $2.8 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets. These amounts are amortized as the assets of the respective joint ventures are sold. We amortized approximately $614,000 and $169,000 in the third quarters of 2007 and 2006, respectively. We amortized approximately $875,000 and $932,000 in the first nine months of 2007 and 2006, respectively.

The Notes and mortgages payable balances noted in the table above represent the total debt of our unconsolidated joint ventures. Approximately $8.3 million of this debt, related to a single joint venture, matured on October 17, 2007. This joint venture is negotiating with its lender to allow the joint venture to attempt to consummate a sale of the joint venture's real estate securing such debt. Our investment in the property is less than $400,000 and the associated debt is non-recourse to the joint venture and its partners. An additional $21.5 million of the debt in the table above relates to another joint venture for which the venture received a non-payment default notice subsequent to September 30, 2007. The joint venture disputes that a default has occurred and is negotiating with its lender to resolve the matter, as well as seek the payment by the lender of approximately $2.0 million in construction draws related to development of the joint venture's real estate assets. Our investment related to this joint venture at September 30, 2007 was less than $800,000, which could be at risk if this matter is not resolved in our favor. This loan is also non-recourse to the venture and its partners but does have joint and several completion guarantees from the joint venture partners.

Subsequent to September 30, 2007, our joint venture partner in another venture informed us that they do not have the financial ability to continue to perform under the joint venture agreement, including continuing to purchase lots, make additional capital contributions or perform under guarantees or indemnities. We are now discussing these matters with our joint venture lenders. Our investment in this venture at September 30, 2007 was less than $400,000 and the debt of this venture (included in the table above) was $37.3 million with a first lender position and $24.6 million with a mezzanine lender.  Except for the existence of springing “bad day” guarantees, all of this debt is non-recourse to the partners. We are working with the lenders to restructure this joint venture, although it may be in our best interest to unwind the joint venture and bring a portion of the assets and associated debt on balance sheet.

We and our joint-venture partners are actively pursuing a successful resolution to these matters, including renegotiating the terms of the debt, a sale of the joint venture's assets, or unwinding the venture and bringing its assets onto our balance sheet. If we are unsuccessful in resolving the matters discussed above, we may need to further impair these assets. As the ventures’ debt obligations are non-recourse, our losses will be limited to the remaining investment balance, although we may have completion or other ancillary guarantees as discussed in Note 1.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include joint ventures recorded under the cost method. These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties. At September 30, 2007, and December 31, 2006, our investments in unconsolidated entities recorded under the cost method were $10.0 and $17.7 million, respectively.

At September 30, 2007, our total investment in unconsolidated joint ventures of $57.4 million is primarily comprised of $14.1 million in our West Region and $39.7 million in our Central Region. At December 31, 2006, our total investment in unconsolidated joint ventures of $114.3 million was primarily comprised of $35.2 million in our West Region and $74.7 million in our Central Region.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
$800 million unsecured revolving credit facility maturing May 2011 with extension provisions, and interest payable monthly at LIBOR (5.72% at September 30, 2007) plus 1.25% or prime (7.75% at September 30, 2007)	$234,500	$226,500

Model home lease program, with interest in the form of lease payments payable monthly approximating 8.25% at September 30, 2007	20,667	26,831

Other borrowings, acquisition and development financing	—	1,309

Total loans payable and other borrowings	$255,167	$254,640

In September 2007, we amended our senior unsecured credit facility (the “Credit Facility”) with Guaranty Bank and various other financial institutions to (i) reduce the total borrowing capacity to $800 million from $850 million, (ii) modify the applicable interest rate by 20.0 to 27.5 basis points, depending on the Company’s Leverage Ratio (as defined), (iii) reduce the Interest Coverage Ratio (as defined) for a period of up to nine consecutive quarters, and (iv) to further reduce the Interest Coverage Ratio for a period of up to three consecutive quarters.

In May 2007, we amended our Credit Facility with Guaranty Bank to extend the maturity to May 18, 2011 and make changes to certain covenants and definitions, including (i) changing certain aggregate asset-type limitations within the borrowing base, (ii) increasing the minimum consolidated tangible net worth requirement to $600 million plus 50% of consolidated net income (as defined) for each full fiscal quarter ending after December 31, 2006, plus an amount equal to 50% of the aggregate increases in consolidated tangible net worth (as defined) after December 31, 2006 by reason of the issuance and sale of equity interests, plus an amount equal to the net worth of any person that becomes a guarantor after December 31, 2006 by reason of merger or acquisition and (iii) changing the covenants relating to restrictions on the total land and unsold units that we may own.

The construction costs and related debt associated with certain model homes that are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet. We do not legally own these model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes. Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell it to a third-party home buyer. Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which generally has a maturity date of one to three years from the origination of the lease. During the first nine months of 2007, $6.2 million of such leases were exercised or terminated, $2.5 million of which were exercised or terminated in the third quarter of 2007.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior notes consist of the following (in thousands):

	September 30, 2007	December 31, 2006
7.73% senior subordinated notes due 2017	$150,000	$—
6.25% senior notes due 2015. At September 30, 2007 and December 31, 2006, there was approximately $1.3 and $1.4 million in unamortized discount, respectively	348,702	348,571
7.0% senior notes due 2014. At both September 30, 2007, and December 31, 2006, there was approximately $0.1 million in unamortized premium	130,058	130,065
	$628,760	$478,636

Our Credit Facility and indentures for all our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended September 30, 2007, we were in compliance with these covenants. After considering our most restrictive bank covenants at September 30, 2007, we have additional borrowing availability under the Credit Facility of $442.4 million. The Credit Facility and indentures relating to our senior and senior subordinated notes restrict our ability to pay dividends, and at September 30, 2007, our maximum permitted amount available to pay dividends was $323.2 million.

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

NOTE 7 - GOODWILL

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, follow (in thousands):

	Corporate	West	Central	East	Total
Balance at December 31, 2006	$1,323	$37,277	$53,970	$37,089	$129,659
Goodwill impairment	—	(24,890)	(10,000)	(36,996)	(71,886)
Non-cash amortization of excess tax basis	—	(88)	(54)	(93)	(235)
Balance at September 30, 2007	$1,323	$12,299	$43,916	$—	$57,538

Analysis of the potential impairment of goodwill requires a two-step process, as stated in SFAS No. 142, “Goodwill and Other Intangible Assets”. The first step is the estimation of the fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. At September 30, 2007, we completed the first step of our goodwill impairment analysis.

We estimated the fair value of our reporting units based on a discounted projection of future cash flows, supported with a market based valuation of our Company as a whole, and concluded that an impairment loss was probable and could be reasonably estimated for our reporting units. Based on these results, the goodwill balances were impaired as noted in the table above. The total impact of the goodwill impairments in the three months ended September 30, 2007 were $45.0 million and $71.9 million in the first nine months of 2007. There were no such impairments in 2006.

We are still in the process of finalizing our goodwill analysis and expect to complete the full evaluation during the fourth quarter of fiscal 2007. Any adjustments to our analysis, further deterioration in the homebuilding market or decline in our stock price could result in additional impairments or other adjustments to our preliminary estimates once the second step of the goodwill impairment analysis is further refined and completed. These impairments and adjustments could be material. Any further adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in the financial statements and disclosed in our annual report on Form 10-K for the year ending December 31, 2007.

NOTE 8 – (LOSS) EARNINGS PER SHARE

Basic and diluted earnings per common share are presented in conformity with SFAS No. 128, “Earnings per Share”. The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	26,249	26,087	26,216	26,554

Effect of dilutive securities:
Stock options and restricted stock (1)	—	403	—	705

Diluted weighted average shares outstanding	26,249	26,490	26,216	27,259

Net (loss) earnings	$(118,552)	$59,539	$(160,012)	$216,330

Basic (loss) earnings per share	$(4.52)	$2.28	$(6.10)	$8.15

Diluted (loss) earnings per share (1)	$(4.52)	$2.25	$(6.10)	$7.94

(1)           For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States.

At September 30, 2007, all 2.3 million outstanding stock options were anti-dilutive. For the three and nine months ended September 30, 2006, approximately 965,000 and 645,000 stock options, respectively, were anti-dilutive.

NOTE 9 - STOCK-BASED COMPENSATION

We have two stock compensation plans (together, the “Plans”), which were approved by our stockholders and are administered by our Board of Directors. The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 6,600,000 shares of common stock, of which 604,674 shares remain available for grant at September 30, 2007. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Generally, option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Nine Months Ended September 30,
	2007	2006
Expected volatility	42.61%	46.36%
Expected dividends	0%	0%
Expected term (in years)	4.56	5.02
Risk-free interest rate	4.89%	5.03%
Weighted average grant date fair value of options granted	$20.49	$24.97

As of September 30, 2007, we had $25.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods, which we expect to be recognized over a weighted-average period of 3.3 years. For the three months ended September 30, 2007 and 2006, our total stock-based compensation expense was $2.5 million ($1.9 million net of tax) and $2.0 million ($1.5 million net of tax), respectively. For the nine months ended September 30, 2007 and 2006, our total stock-based compensation expense was $6.7 million ($5.1 million net of tax) and $9.3 million ($6.8 million net of tax), respectively. We granted 757,667 options and 96,333 shares of restricted stock during the first nine months of 2007.

In October 2007, we announced a tender offer to purchase, for a one-time cash payment of $1.50 per option, all stock options granted to employees and directors between January 1, 2005 and December 31, 2006 with a strike price in excess of $45.00. A total of 665,000 options were eligible for repurchase. The tender offer expired October 29, 2007 with 665,000 options tendered for an aggregate cash payment of $997,500. In connection with the repurchase, approximately $11.0 million of non-cash stock-based compensation charges will be recorded in the fourth quarter to reflect the accelerated vesting of the cancelled options, as required by accounting standards generally accepted in the United States.

NOTE 10 - INCOME TAXES

Components of the provision for income taxes (benefit) are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Federal	$(63,731)	$30,474	$(86,162)	$116,469
State	(10,134)	4,434	(12,829)	17,589
Total	$(73,865)	$34,908	$(98,991)	$134,058

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash paid during the period for:
Interest	$45,970	$37,973
Income taxes	$31,645	$188,718
Non-cash operating activities:
Real estate not owned	$28,793	$3,748
FIN 48 adoption – unrecognized tax benefits	$2,962	$—
Non-cash investing activities:
Distributions from unconsolidated entities	$27,562	$7,645

NOTE 12 — OPERATING AND REPORTING SEGMENTS

As defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have six operating segments (the six states in which we operate). The operating segments aggregating into our three reporting segments have been determined to have similar economic characteristics such as: historical and projected future operating results, employment trends, land acquisition and land constraints, municipality behavior, and also meet the other qualitative aggregation criteria. Our reportable homebuilding segments are aggregated in the following Regions:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue (1):
West	$129,806	$281,223	$368,123	$890,954
Central	409,675	549,890	1,234,514	1,558,302
East	39,088	47,083	122,049	190,871
Consolidated total	$578,569	$878,196	$1,724,686	$2,640,127

Operating (loss)/income (2):
West	$(104,484)	$27,812	$(175,477)	$133,332
Central	(6,788)	71,542	53,843	231,180
East	(17,252)	(1,380)	(42,820)	17,506

Segment operating/(loss) income	(128,524)	97,974	(164,454)	382,018
Corporate and unallocated (3)	(5,424)	(10,247)	(19,877)	(54,574)
Goodwill and related impairments	(45,000)	—	(72,952)	—
(Loss)/earnings from unconsolidated entities, net	(14,441)	4,238	(9,495)	15,077
Interest expense and other income, net	972	2,482	7,775	7,867

(Loss)/earnings before income taxes	$(192,417)	$94,447	$(259,003)	$350,388

	At September 30, 2007	At December 31, 2006
Assets
West	$567,479	$602,039
Central	1,150,939	1,183,533
East	119,816	168,010
Corporate and unallocated (4)	237,234	216,943
Consolidated total	$2,075,468	$2,170,525

(1)           Revenue includes the following land closing revenue, by segment (in thousands): three months ended September 30, 2007 - $3,902 in Central Region; three months ended September 30, 2006 - $2,453 in Central Region. Nine months ended September 30, 2007 - $6,156 in Central Region; nine months ended September 30, 2006 - $11,475 in West Region and $3,684 in Central Region.

(2)           See Note 1 for a breakout of real estate-related impairments by Region.

(3)           Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the operating segments.

(4)           Balance consists primarily of goodwill and intangibles, deferred tax assets and other corporate assets not allocated to the segments.

See additional segment discussions in Notes 1, 4 and 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Results for the three and nine months ending September 30, 2007 reflect the continued deterioration of the homebuilding industry. Excess new and existing home supply has lead to increased competition and margin compression. Home buyers are opting to wait to purchase a home until they believe the price declines have reached a bottom and that their new home will not lose value. Additionally, for those buyers motivated to take advantage of the current conditions, difficulties in obtaining mortgage financing, as well as the inability to sell their existing homes, are causing increased cancellation rates and lower net orders. As the pressures in the industry increase, homebuilders have offered additional incentives and discounts, which continue to negatively impact the industry’s performance. As a result of these conditions, for the three and nine months ended September 30, 2007, we recorded $216.8 million and $341.7 million, respectively, of real estate and goodwill impairments.

In response to these conditions, we are focusing on the following initiatives: (1) consolidating overhead functions at our divisions to reduce our general and administrative cost burden, (2) reducing our total lot supply by renegotiating or opting out of lot purchase and option contracts, (3) exercising tight control over cash flows, particularly as related to spec home starts and land development spending for long-range projects, (4) increasing sales and marketing efforts to generate additional traffic, and (5) monitoring our customer satisfaction scores and making improvements based on the results of the surveys.

In addition, in September, we amended our revolving credit agreement. The amendment allows for a reduction in the minimum interest coverage ratio, our most restrictive covenant, providing additional flexibility to weather these difficult financial times. However, the amendment also permanently decreased our capacity under the credit agreement, which expires in 2011, to $800 million, from $850 million. If such declines continue throughout our industry, we may not have sufficient liquidity under our current credit facility to execute our business plan. We may be required to further modify the facility and assess the viability of other methods of raising equity and/or debt capital to provide us with adequate liquidity to weather the current market decline and emerge with enough resources to take advantage of opportunities when the market turn around begins. There can be no assurances, however, that if needed, we will be able to obtain such modifications or raise such capital on terms acceptable to us, or at all.

Total home closing revenue was $574.7 million for the three months ended September 30, 2007, decreasing 34.4% from $875.7 million for the same period last year. Net earnings for the third quarter of 2007 decreased $178.1 million to a loss of ($118.6) million from earnings of $59.5 million in the same period last year. This decrease is primarily due to the $45.0 million (pre-tax) of goodwill impairments and $171.8 million (pre-tax) of real estate-related impairments recorded in the third quarter of 2007 as compared to $8.3 million of real-estate impairments in the same period of 2006 (there were no goodwill impairments in 2006). For the nine months ended September 30, 2007, home closing revenue and net loss were $1.7 billion and $160.0 million, down $906.4 million and $376.3 million, respectively, from the same time in the prior year. These declines are due to the lower average home prices from competitive pressures and the increased use of incentives, as well as the $341.7 million (pre-tax) of real estate-related and goodwill-related impairments for the first three quarters of 2007.

At September 30, 2007, our backlog of approximately $1.0 billion decreased 39.1% when compared to September 30, 2006, but decreased only 15.4% compared to June 30, 2007. These decreases are due to fewer home sales, compounded by increased price concessions and incentives, as the average sales price in backlog decreased from $327.5 at September 30, 2006 to $312.2 at June 30, 2007 to $300.1 at September 30, 2007. In the third quarter of 2007, our cancellation rate on sales orders increased to 41.3% of gross orders (or 26.3% of beginning backlog) as compared to 37.2% (18.9% of beginning backlog), in the same period a year ago, and 36.6% (25.2% of beginning of backlog) for the three months ended June 30, 2007.

Critical Accounting Policies

The accounting policies we deem most critical to us include revenue recognition, real estate, goodwill, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2007 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2006 Annual Report on Form 10-K.

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total
Dollars	$574,667	$875,743	$1,718,530	$2,624,968
Homes closed	1,894	2,636	5,548	7,886
Average sales price	$303.4	$332.2	$309.8	$332.9
West Region
California
Dollars	$104,989	$210,941	$306,380	$665,935
Homes closed	229	382	631	1,166
Average sales price	$458.5	$552.2	$485.5	$571.1
Nevada
Dollars	$24,817	$70,282	$61,743	$213,544
Homes closed	71	177	174	538
Average sales price	$349.5	$397.1	$354.8	$396.9
West Region Totals
Dollars	$129,806	$281,223	$368,123	$879,479
Homes closed	300	559	805	1,704
Average sales price	$432.7	$503.1	$457.3	$516.1
Central Region
Arizona
Dollars	$119,600	$286,390	$422,624	$802,373
Homes closed	373	851	1,229	2,475
Average sales price	$320.6	$336.5	$343.9	$324.2
Texas
Dollars	$263,504	$247,926	$759,592	$719,396
Homes closed	1,038	1,063	3,024	3,090
Average sales price	$253.9	$233.2	$251.2	$232.8
Colorado
Dollars	$22,669	$13,121	$46,142	$32,849
Homes closed	64	36	125	89
Average sales price	$354.2	$364.5	$369.1	$369.1
Central Region Totals
Dollars	$405,773	$547,437	$1,228,358	$1,554,618
Homes closed	1,475	1,950	4,378	5,654
Average sales price	$275.1	$280.7	$280.6	$275.0
East Region
Florida
Dollars	$39,088	$47,083	$122,049	$190,871
Homes closed	119	127	365	528
Average sales price	$328.5	$370.7	$334.4	$361.5

Companywide. Home closing revenue for the quarter ended September 30, 2007 decreased 34.4% to $574.7 million from $875.7 million for the same time period a year ago as a result of a 28.1% decrease in homes closed and an 8.7% decrease in average sales price. The home closing decreases reflect lower sales prices as a result of competitive pricing pressures and slower sales pace experienced in late 2006 and early 2007, the period during which these sales were generated, as well as an increase in cancellations due to the lack of buyer confidence, as previously discussed.

West. The West Region’s $151.4 million decrease in home closing revenue for the third quarter of 2007 compared to the same time period in 2006 is due to significant decreases for both California and Nevada. In California, the number of homes closed declined 40.1% mostly due to a 45.1% cancellation rate. This cancellation rate generated additional price concessions on completed spec inventories, which further reduced average closing sales prices to $458.5 in the quarter ended September 30, 2007, a 17.0% decline from the prior year’s comparable quarter. The Region’s decreases were further impacted by the poor performance in Nevada, which experienced a $45.5 million or 64.7% decrease in home closing revenue, our largest per-state drop, due to a 59.9% decrease in number of homes closed and a 12.0% decrease in average sales price. For the nine months ended September 30, 2007, home closing revenue was $368.1, down $511.4 million or 58.1% from the first nine months of 2006. These significant declines highlight the difference between the 2007 closings that resulted from late 2006 and early 2007 sales, where both the slower absorption rate and price constraints of the current homebuilding downturn are evident, as compared to 2006 closings from late 2005 sales, which occurred during the height of the housing cycle. We expect that the slow sales pace we have experienced in 2006 and 2007 (compared to 2005) will continue and will affect closings in California and Nevada throughout the remainder of 2007 and in 2008.

Central. During the three months ended September 30, 2007, the Central Region reported a $141.7 million decrease to $405.8 million of home closing revenue as compared to the prior year due to a decrease in number of homes closed of 24.4% to 1,475, although average sales price held relatively steady at $275,100 in 2007 as compared to $280,700 in 2006. Although we have experienced slowing in the Texas sales pace in recent quarters, Texas closings still remain stable, reflecting their strong backlog coming into 2007. Texas closed 1,038 homes in the third quarter of 2007, a 2.4% decrease from 1,063 in the same period of 2006; additionally, higher average sales prices on these homes, primarily due to sales mix, resulted in a 6.3% increase for Texas’ third quarter home closing revenue when compared to the third quarter of the prior year. Arizona continued to struggle as an oversupply of home inventory in the local market resulted in additional incentives and higher cancellations, reporting $119.6 million in home closing revenue in the third quarter of 2007 as compared to $286.4 in the third quarter of 2006, while Colorado reported an increase of $9.5 million in the third quarter of 2007 as compared to the same period a year ago as that operation continues to grow since its startup in early 2006. For the nine months ended September 30, 2007, home closing revenue was $1.2 billion for the Region, down $326.3 million or 21.0% from the first nine months of 2006 due primarily to the poor performance in Arizona, as noted.

East. In the East Region, closing revenue and homes closed were down $8.0 million and 8 units for the quarter ended September 30, 2007, decreases of 17.0% and 6.3%, respectively, versus the same quarter in the prior year. For the nine months ended September 30, 2007, home closing revenue was $122.0 million, down $68.8 million or 36.1% from the first nine months of 2006. These decreases reflect significantly eroded revenue in the Ft. Myers/Naples area, where we believe the homebuilding market is one of the weakest in the nation. For the nine months ended September 30, 2007, our Ft. Myers/Naples operation only closed 54 homes as compared to 200 closings in the same period of 2006, representing almost all of the 163 home closing unit decrease and $66.6 million of the closing revenue decrease. We currently do not have any new communities scheduled to open in Ft. Myers/Naples, and we are in the process of selling and closing our remaining inventory for this division. Going forward, Central Florida, which has lower average sales prices but higher sales volumes, will comprise the East Region.

Home Orders

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Total
Dollars	$390,366	$581,230		$1,532,448	$2,108,208
Homes ordered	1,435	1,870		5,242	6,576
Average sales price	$272.0	$310.8		$292.3	$320.6
West Region
California
Dollars	$72,641	$156,095		$317,032	$455,308
Homes ordered	180	304		714	832
Average sales price	$403.6	$513.5		$444.0	$547.2
Nevada
Dollars	$13,629	$28,444		$69,264	$111,093
Homes ordered	51	68		205	279
Average sales price	$267.2	$418.3		$337.9	$398.2
West Region Totals
Dollars	$86,270	$184,539		$386,296	$566,401
Homes ordered	231	372		919	1,111
Average sales price	$373.5	$496.1		$420.3	$509.8
Central Region
Arizona
Dollars	$46,366	$94,842		$303,532	$520,127
Homes ordered	188	314		1,035	1,504
Average sales price	$246.6	$302.0		$293.3	$345.8
Texas
Dollars	$209,708	$292,595		$710,522	$901,181
Homes ordered	850	1,148		2,854	3,630
Average sales price	$246.7	$254.9		$249.0	$248.3
Colorado
Dollars	$13,408	$13,324		$52,377	$37,970
Homes ordered	41	34		145	98
Average sales price	$327.0	$391.9		$361.2	$387.4
Central Region Totals
Dollars	$269,482	$400,761		$1,066,431	$1,459,278
Homes ordered	1,079	1,496		4,034	5,232
Average sales price	$249.8	$267.9		$264.4	$278.9
East Region
Florida
Dollars	$34,614	$(4,070	)*	$79,721	$82,529
Homes ordered	125	2		289	233
Average sales price	$276.9	n/a		$275.9	$354.2

*           The negative order value is a result of the total value of orders cancelled exceeding the value of new orders for the quarter.

Companywide. Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

Except for Texas, where until the current quarter, demand has been more stable, demand has been soft in some of our markets as early as the fall of 2005. We believe buyers are waiting for indications that home price decreases have reached a bottom, and that new home purchases will retain their value. Additionally, the mortgage lending crisis and resulting tighter underwriting standards are making it harder for our buyers (and buyers of their existing homes) to obtain loans. Home orders declined by 23.3% to 1,435 homes during the quarter ended September 30, 2007 with a value of $390.4 million, a decrease of 32.8% compared to the same quarter a year ago. Our actively selling community count increased 3.8% to 221 at September 30, 2007, over the same quarter a year ago, helping to partially offset slowing sales rates per community.

For the nine months ended September 30, 2007, total orders declined $575.8 million to $1.5 billion from the same period a year ago. Our cancellation rate for the quarter ended September 30, 2007 was 41.3% of gross unit sales for the quarter and 26.3% of beginning backlog as compared to 37.2% and 18.9%, respectively, for the same time period a year ago. The cancellation rates reflect the continuing hesitancy of our buyers to commit to a home purchase until they are confident the homebuilding market downturn has reached the bottom of its decline or because of difficulties in selling their existing homes. In response to these market conditions, we have increased incentives to home buyers in many of our markets. As the incentives reduce the sales price of our homes, the effect of these incentives is highlighted in the decline in average order sales price to $272,000 for the third quarter of 2007, down from $310,800 in the same quarter of the prior year and to $292,300 for the first nine months of 2007 as compared to $320,600 in the same period of 2006.

West. During the third quarter of 2007, our West Region continued to experience softer market conditions due to decreasing demand from investors and speculative buyers, higher inventory levels of unsold homes and homebuyers electing to defer purchase decisions in this transitional market. This Region of the country has been greatly affected by the current market declines as it had experienced the largest price appreciations in the prior years and we believe buyers are waiting for indications that prices have stabilized before making a decision to purchase a home. These factors all contributed to the three- and nine-month home order declines of $98.3 million and $180.1 million, respectively, over the same periods of the prior year. These declines are due to 24.7% and 17.6% declines in average selling prices coupled with 37.9% and 17.3% declines in units sold, respectively, for the three- and nine-month periods ended September 30, 2007, as compared to the same periods in 2006.

Central. For the third quarter of 2007, homes ordered declined by 417 homes to 1,079, and average sales prices dropped 6.8%, generating a $131.3 million decrease in the value of homes ordered over the prior year. For the nine months ended September 30, 2007, home orders declined 1,198 units, or 22.9%, from the same period of the prior year. These declines are due to the continuing downturn in the homebuilding market in this Region, which most sharply affected Arizona with a 51.1% decline in dollar value in the third quarter, primarily due to a 40.1% decline in number of home sales to 188. Texas, which in the first half of 2007 was one of our strongest markets, has also seen its sales decrease 26.0% and 21.4%, respectively, in the number of homes ordered in the quarter and nine months ended September 30, 2007 as compared to the same periods in 2006, reflecting some weakening markets, particularly in the Dallas/Ft. Worth areas.

East. In our East Region, net orders increased by 123 homes with a dollar value increase of $38.7 million for the three months ended September 30, 2007 compared to the same time period a year ago. These increases are partly the result of 30 negative sales in Ft. Myers in the third quarter of 2006, which were the result of cancellations greater than gross sales, with $13.4 million negative sales dollars for that period, and increases in our Central Florida Region, due to both an increase in actively-selling communities as well as diligent efforts to price homes at competitive rates to find the local market. As noted, going forward we expect the average sales prices of homes to continue to decline as Central Florida, a lower-priced area, comprises the significant portion of the East Region mix. In the Ft. Myers/Naples area, we have been unable to renegotiate prior land options and contracts for new land parcels at prices that are reasonable and, therefore, we are not adding new communities or new phases to existing communities. Unless we initiate new projects in Ft. Myers/Naples, due to our limited existing lot inventory, sales volumes for this area will continue to decline until our existing inventory is sold out.

Order Backlog

	At September 30,
	2007	2006
Total
Dollars	$1,013,979	$1,664,840
Homes in backlog	3,379	5,084
Average sales price	$300.1	$327.5
West Region
California
Dollars	$140,468	$210,337
Homes in backlog	309	380
Average sales price	$454.6	$553.5
Nevada
Dollars	$29,246	$23,949
Homes in backlog	88	90
Average sales price	$332.3	$266.1
West Region Totals
Dollars	$169,714	$234,286
Homes in backlog	397	470
Average sales price	$427.5	$498.5
Central Region
Arizona
Dollars	$228,214	$556,456
Homes in backlog	711	1,456
Average sales price	$321.0	$382.2
Texas
Dollars	$533,093	$691,250
Homes in backlog	2,039	2,713
Average sales price	$261.4	$254.8
Colorado
Dollars	$25,018	$16,943
Homes in backlog	65	41
Average sales price	$384.9	$413.2
Central Region Totals
Dollars	$786,325	$1,264,649
Homes in backlog	2,815	4,210
Average sales price	$279.3	$300.4
East Region
Florida
Dollars	$57,940	$165,905
Homes in backlog	167	404
Average sales price	$346.9	$410.7

Companywide. Our backlog represents net sales contracts that have not closed. Our September 30, 2007, backlog value was $1.0 billion, comprised of 3,379 homes. These amounts declined 39.1% and 33.5%, respectively, compared to a year ago, consistent with our softening overall order trends.

West. The West Region’s 15.5% decrease in number of homes in backlog to 397 as of September 30, 2007 as compared to 2006 is due primarily to the high cancellation rates and buyer hesitancy discussed above. Additionally, the lower average sales price reflecting the increased use of incentives in both California and Nevada further contributed to the $64.6 million decline to $169.7 million at September 30, 2007.

Central. The Central Region’s 2,815 homes in backlog at September 30, 2007 is a 33.1% decrease from a year ago. This decrease, along with a 7.0% decrease in the average sales price of these homes, led to a $478.3 million decrease in dollars of backlog for this region. The decline is primarily due to the slowdown of the homebuilding markets in Arizona, as discussed above, coupled with recent slowing sales in Texas, but partially offset by modest increases in Colorado, as that operation grew from its startup in early 2006.

East. The East Region’s decline of $108.0 million in dollars of backlog to $57.9 million at September 30, 2007 versus 2006 is primarily due to closings and the lack of a pipeline of new sales in Ft. Myers/Naples, as previously discussed, further impacted by declines in Central Florida as well.

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Home Closing Gross Profit (Loss)

West — Dollars	$(87,582)	$49,613	$(124,259)	$197,827
West — Percent of home closings revenue	(67.5)%	17.6%	(33.8)%	22.5%

Central — Dollars	$35,894	$121,029	$184,277	$371,672
Central — Percent of home closings revenue	8.8%	22.1%	15.0%	23.9%

East — Dollars	$(10,595)	$7,145	$(22,562)	$41,818
East — Percent of home closings revenue	(27.1)%	15.2%	(18.5)%	21.9%

Total — Dollars	$(62,283)	$177,787	$37,456	$611,317
Total — Percent of home closings revenue	(10.8)%	20.3%	2.2%	23.3%

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

Home closings gross profit percentage decreased to (10.8)% and 2.2% for the three and nine months ended September 30, 2007 as compared to 20.3% and 23.3% for the three and nine months ended September 30, 2006, primarily as a result of real estate-related impairments. The gross margins of 2006 were the result of home closings generated by sales in mid to late 2005 and early 2006 during the homebuilding market boom. As previously indicated, our 2006 gross margin rates are above our normal average and we believe they are unsustainable in the long-term under normal market conditions.

Home closing gross profit for the three and nine months ended September 30, 2007 includes $147.5 and $243.4 million, respectively, related to real estate-related impairments. In the third quarter and for the first nine months of 2006, we recorded $8.3 million and $15.6 million, respectively, of such impairments. These impairments were recorded as part of our quarterly review of the fair value of our real estate assets and the determination that the acquisition of certain properties under contract was no longer economically viable. Excluding these charges, gross margins were $85.3 million, or 14.8% and $280.9 million, or 16.3% for the three and nine months ended September 30, 2007, and $186.1 million or 21.2% and $626.9 million or 23.9% for the same periods in 2006. Going forward, we believe that as prices continue to reflect the current state of the homebuilding industry, our margins will remain at levels lower than the historically high levels experienced during the last two years. In addition, as we close homes in communities that have been previously impaired, those homes will have minimal margins and our average gross margin percentages will continue to trend lower. In recent quarters, we have also increased the number, type and amount of incentives we offer, as reflected by lower average sales prices in our backlog. The types of incentives we offer vary from market to market, community to community and model to model and may include a discount on home price, free or discounted upgrades and options, and the payment of a portion of the buyer’s closing costs. Increasing incentives, which impact sales prices, can also be expected to have an adverse effect on our gross and net margins over the next several quarters.

West. Our West Region experienced a significant drop in home closing gross profit to a negative margin of 67.5% and 33.8% for the three and nine months ended September 30, 2007, respectively, due to real estate-related impairments and the continuing trends of lower average sales price of closed homes driven by weak demand, as previously discussed. Gross margin was 17.6% and 22.5% for the same periods in 2006. The Region recorded $97.6 million and $158.3 million of real estate-related impairments for the three- and nine-month periods ended September 30, 2007, respectively. Excluding these impairments, gross margins would have been 7.7% and 9.2% for the three and nine months ended September 30, 2007. In 2006, such impairments were $3.7 million and $9.7 million for the three and nine months ended September 30, 2006.

Central. The Central Region’s 8.8% and 15.0% home closing gross profit for the three and nine months ended September 30, 2007 decreased 1,330 and 890 basis points, as compared to 22.1% and 23.9% in the same period of 2006. Despite these decreases, margins in this Region remained positive due to the minimal impairments recorded in Texas. The decrease is attributed to both the decrease in pricing power in Arizona as well as the shift in the Region’s mix to Texas closings. As Texas, which has historically had lower home gross margins, continues to become a more significant portion of the Region – and the Company’s – total sales and closings, we expect to have lower gross margins for this Region for at least the duration of 2007 and in 2008. The Central Region also recorded $35.5 million and $46.3 million of real estate impairments for the three and nine months ended September 30, 2007, compared to $1.7 million and $2.5 million for the three and nine months ended in the same period of 2006. The 2007 impairment charges reduced the three- and nine-month gross margins by 880 and 380 basis points, respectively.

East. This Region, like the West, experienced a home closing gross loss when compared to a year ago, with negative gross margins of 27.1% and 18.5% for the quarter and nine months ended September 30, 2007 as compared to 15.2% and 21.9% for the same periods in the prior year. The home closing gross losses are due to $14.4 and $38.8 million of real estate-related impairments during the three and nine months ended September 30, 2007. The impairment charges in the same periods of the prior year were $2.9 million and $3.3 million, respectively. Excluding these impairments, gross margin would have been 9.8% and 13.3% for the Region for the three and nine months ended September 30, 2007 and 21.4% and 23.6% for the three and nine months ended September 30, 2006, respectively. The gross margins in 2007 were also impacted by the difficult market conditions experienced in Ft. Myers/Naples, as well as the lower average sales prices – and margins – of Central Florida, which continues to comprise a more significant portion of this Region’s mix.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commissions and Other Sales Costs

Dollars	$49,598	$55,934	$145,003	$156,810
Percent of home closings revenue	8.6%	6.4%	8.4%	6.0%

General and Administrative Expenses
Dollars	$21,308	$34,347	$76,385	$128,413
Percent of total revenue	3.7%	3.9%	4.4%	4.9%

Benefit/(Provision) for Income Taxes
Dollars	$(73,865)	$34,908	$(98,991)	$134,058
Effective tax rate	(38.4)%	37.0%	(38.2)%	38.3%

Commissions and Other Sales Costs

Commissions and other sales costs, such as advertising and sales office expenses, as a percentage of home closing revenue, increased to 8.6% and 8.4% for the three and nine months ended September 30, 2007 from 6.4% and 6.0% for the three and nine months ended September 30, 2006, respectively. These increases are the result of a 100 and 110 basis point increase for these periods in our commission costs as a percentage of closing revenue due to the larger number of homes sold with the participation of outside commissioned sales agents. This increase also reflects additional costs incurred for increased sales and marketing efforts across our markets, as well as a larger number of model homes resulting primarily from a 3.8% increase in community count to 221 at September 30, 2007 versus 213 at September 30, 2006.

General and Administrative Expenses

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses as a percentage of total revenue decreased to 3.7% and 4.4% for the three and nine months ended September 30, 2007 as compared to 3.9% and 4.9% for the three and nine months ended September 30, 2006, respectively. The current year’s general and administrative costs reflect our concentrated efforts to control overhead expenses, reflecting a $13.0 million reduction in dollars of general administrative expenses in the third quarter of 2007 as compared to the third quarter of 2006, particularly due to lower salaries and compensation expense resulting from reductions in employee head count and other cost-cutting measures.

Benefit/(Provision) for Income Taxes

Our overall effective tax rates were 38.4% and 38.2% for the three and nine months ended September 30, 2007, respectively, compared to 37.0% and 38.3% for the three and nine months ended September 30, 2006, respectively. These changes in our effective tax rates during the 2007 periods, compared with the same periods during 2006, were primarily attributable to a decrease in the allowable tax deduction for domestic manufacturing, and a decrease in unrecognized tax benefits.

Goodwill and Related Impairments

In the three and nine months ended September 30, 2007, we wrote off $45.0 million and $73.0 million of our goodwill and related intangible assets as a result of the weakened homebuilding market and accounting valuation techniques that incorporate the declining stock prices in deriving the fair values of our reporting units. These charges resulted in a complete write-down of our goodwill in Florida and California and partial write-downs of our Arizona and Nevada goodwill. We are still in the process of completing our goodwill analysis. Any adjustments to our analysis, further deterioration in the housing market or decreases in our stock price could result in further write-downs of our goodwill, which, if incurred, will be reflected in our year-end results. Such write-downs could be material.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the nine months ended September 30, 2007 were operating expenses, lot development, home construction, income taxes, investments in joint ventures, land and property purchases, and the payment of various liabilities. We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are capitalized, income reported for financial statement purposes during those early stages may significantly exceed cash flow. In the later stages of development, future cash flows may significantly exceed earnings reported for financial statement purposes, as cost of closings includes charges for substantial amounts of previously expended costs.

We believe that we have strict controls and a defined strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory development. We generated $4.6 million of positive operating cash flows for the quarter ended September 30, 2007, when compared to cash outflows from operations of $166.5 million for the first half of the year. During the first three quarters of 2007, we acquired for cash in lieu of traditional landbanking financing, two large land parcels in the normal course of business for development of communities that we continue to believe will be economically viable for us in the future, as well as other scheduled lot takedowns under option contracts for actively selling communities. We also experienced additional cash outflows for the development of land we currently own, which in some cases relate to master-planned communities that will not start generating material cash inflows for several quarters. Based on the current market conditions and projected development schedules, we expect our uses of cash to closely track our operating cash inflows through the remainder of this year and early into 2008 and to start to generate positive operating cash flows as we sell our unsold home (spec) inventory.

As previously discussed, we amended our credit facility in September 2007. This amendment provided covenant relief under our interest coverage ratio, our most restrictive covenant, creating additional flexibility to weather these difficult financial times. However, the amendment also permanently decreased our capacity under the credit facility, which expires in 2011, to $800 million, from $850 million. If we continue to experience the continuing declines throughout our industry, we may not have sufficient liquidity under our credit facility. Additionally, if our financial condition deteriorates, we may continue to be challenged to meet our covenants and we may be required to further modify the facility and assess the viability of other methods of raising equity and/or debt capital. Our goal is to have adequate liquidity during the current market decline and emerge with enough resources to take advantage of opportunities when the market turnaround begins. There can be no assurances, however, that if needed, we will be able to obtain such modifications or raise such capital on terms that are acceptable to us, or at all.

Unsecured Revolving Credit Facility

In May 2007, we amended our senior unsecured credit facility (the “Credit Facility”) with Guaranty Bank, as administrative agent and swing line lender, and various other financial institutions to extend the maturity to May 18, 2011 and make changes to certain covenants and definitions, including (i) changing certain aggregate asset-type limitations within the borrowing base, (ii) increasing the minimum consolidated tangible net worth requirement to $600 million plus 50% of consolidated net income (as defined) for each full fiscal quarter ending after December 31, 2006, plus an amount equal to 50% of the aggregate increases in consolidated tangible net worth (as defined) after December 31, 2006 by reason of the issuance and sale of equity interests, plus an amount equal to the net worth of any person that becomes a guarantor after December 31, 2006 by reason of merger or acquisition and (iii) changing the covenants relating to restrictions on the total land and unsold units that we may own.

In September 2007, we further amended our Credit Facility to (i) reduce the total borrowing capacity to $800 million from $850 million, (ii) modify the applicable interest rate by 20.0 to 27.5 basis points, depending on the Company’s Leverage Ratio (as defined), (iii) reduce the Interest Coverage Ratio (as defined) for a period of up to nine consecutive quarters, and (iv) to further reduce the Interest Coverage Ratio for a period of up to three consecutive quarters.

At September 30, 2007, there was $234.5 million outstanding under the Credit Facility and approximately $68.2 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts. In addition, we had approximately $293.7 million in surety and performance bonds outstanding at September 30, 2007, and after considering our most restrictive bank covenants and borrowing base limitations, we had an additional $442.4 million of our current bank facility available to borrow at that date.

Senior and Senior Subordinated Notes

In February 2007, we completed a $150 million offering of 7.73% senior subordinated notes due 2017. These notes were issued at par, and their associated proceeds were used to pay down our credit facility.

At September 30, 2007, the aggregate principal amount outstanding of our outstanding 7.73% senior subordinated notes due 2017 was $150.0 million, the aggregate principal amount of our outstanding 7% senior notes due 2014 totaled approximately $130.0 million with unamortized premiums of approximately $0.1 million, and the aggregate principal amount of our outstanding 6.25% senior notes due 2015 totaled approximately $350.0 million with unamortized discounts of approximately $1.3 million.

At September 30, 2007, we were in compliance with all of our debt covenants.

Land Option and Purchase Contracts

We enter into various options and purchase contracts for land in the normal course of business. Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. The pre-established number is typically structured to approximate our expected rate of home construction starts, although as demand slows, in some instances starts may fall below the pre-established minimum number. Currently, our slower sales rate is causing us to take certain actions, including purchasing lots in advance of corresponding sales, re-negotiating the takedown schedules, and discontinuing lot purchases and forfeiting the related non-refundable option deposit. At September 30, 2007, our total option and purchase contracts had purchase prices in the aggregate of approximately $1.3 billion, on which we had made deposits of approximately $118.3 million in cash along with approximately $31.1 million in letters of credit. Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements.

There were no new accounting pronouncements issued during the quarter ended September 30, 2007 that are expected to have a material effect on our operating results or financial position.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report include statements concerning the demand for and the pricing of our homes, the growth potential of the markets we operate in, the benefits of our lot acquisition strategy, demographic and other trends related to the homebuilding industry in general and our ability to capitalize on them, the future supply of housing inventory in our markets and the homebuilding industry in general, our expectation that existing letters of credit and performance and surety bonds will not be drawn on, the adequacy of our insurance coverage and warranty reserves, our ability to deliver existing backlog, the expected outcome of legal proceedings against us, the sufficiency of our capital resources to support our business strategy, our ability and willingness to acquire land under option or contract, the future impact of deferred tax assets or liabilities, the impact of new accounting pronouncements and changes in accounting estimates, that our gross margins will continue to be pressured throughout the remainder of 2007 and 2008, that sales prices, sales orders and gross margins  may continue to decrease and that inventories may increase, our future cash needs, the viability of certain large land parcels we recently purchased, our future compliance with debt covenants and actions we may take with respect hereto, that reimbursements due from lenders to our joint ventures will be repaid, that additional goodwill impairments may be recorded, actions that we may pursue or that may result from defaults of indebtedness of certain joint ventures in which we are members, our compliance with and need to further modify our revolving credit facility, actions we may take to raise additional debt and/or equity capital and the availability of such capital on terms acceptable to us, and that certain guarantees relating to our joint ventures will be triggered.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility. The interest rate for this facility fluctuates with the prime and Eurodollar lending rates. As of September 30, 2007, we had $234.5 million drawn under our Credit Facility that is subject to changes in interest rates. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and the risk factors noted below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

In recent periods, we have suffered significant asset write downs and goodwill impairments, net losses and negative cash flows from operations, causing a decrease of our equity, as a result of the severe downturn in the homebuilding industry. If this downturn becomes more severe or continues for an extended period of time, we could be forced to take further write offs or impairments, and could be forced to sell assets and reduce operations, restructure our debt and/or issue equity to pursue our business plan.

In the past two years, the U.S. homebuilding industry has been in a severe downturn. As a result, during the nine months ended September 30, 2007, we recorded a net loss of $160.0 million and negative cash flows from operations of $161.9 million.

Continued weakness in the homebuilding market would have an adverse effect on our business, results of operations and financial position, which could require us to dispose of assets and reduce operations, restructure our debt and/or raise new equity to pursue our business plan, any of which could have a detrimental effect on our current stakeholders.

We may need to incur additional indebtedness, amend our existing debt instruments or raise new equity in order to fund our future operations.

Although we recently amended our senior unsecured credit facility to give us more operational flexibility with respect to our debt covenants, if market conditions continue to deteriorate or continue for a significant period, we may be unable to comply with these covenants and may need to seek further amendments, waivers or forbearance, in respect of our credit facility, or may need to refinance the facility.  We may also need to incur new indebtedness or raise new equity to fund our business plan.  There can be no assurance that we will be able to obtain any amendments, waivers or forbearance when, as and if needed, nor can there be any assurance that we would be able to raise new equity or find new lenders willing to refinance or lend us additional funds on terms acceptable to us, or at all.  Any new or amended facilities could be on terms that are both more expensive and more restrictive than our current facility.

While our credit facility and outstanding publicly traded notes are currently unsecured, we are not materially restricted under the indentures governing our notes from securing our credit facility or any refinancings thereof.  In such event, noteholders would be structurally subordinated to the secured indebtedness.  In general, noteholders are more limited than lenders under our credit facility in being able to declare an event of default, and in taking action to enforce the notes.

We may also seek to increase our equity through the issuance of additional common stock.  Any issuance would dilute the interests of current stockholders, which could adversely affect our stock price.

We have contingent obligations under performance, indemnity and guarantee arrangements relating to joint ventures we do not control.  We could become obligated to satisfy venture obligations under these arrangements, which could ultimately result in further asset impairments, and an increase in the debt or other obligations on our balance sheet.

We participate in homebuilding and land development joint ventures as a means of acquiring parcels of land and lots on which to build homes.  We generally do not have a controlling interest in these ventures, which means the venture could take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of underlying property to repay debt or recoup all or part of the partners’ investments. We also acquire finished lots from various development entities pursuant to lot option and purchase contracts. We obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to these projects.

Refer to Notes 1 and 4 of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional off-balance sheet obligations discussions.

These joint venture obligations represent significant contingent liabilities.  If these obligations become liquidated, they could require us to expend significant funds to satisfy them, and could result in further write offs or impairments.  In addition, these obligations could be considered indebtedness under our credit facility and publicly traded notes, which could adversely affect our ability to satisfy financial covenants or debt incurrence tests under these instruments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own securities during the three months ended September 30, 2007.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of June 30, 2007, we had approximately $130.2 million available to repurchase shares under this program.

Reference is made to Note 6 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This note discusses limitations on our ability to pay dividends.

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive 2006 Proxy Statement

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

10.1	Third Amendment to First Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated September 27, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of November 2007.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

By:	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
10.1	Third Amendment to First Amended and Restated Credit Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer