Form 10-K
period 2007-12-31
Meritage Homes CORP
filed 2008-02-25
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes   ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by  reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒       Accelerated Filer  ☐       Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (23,838,180 shares) as of June 29, 2007, was $637,671,315, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

The number of shares outstanding of the registrant’s common stock on February 19, 2008 was 26,291,900.

DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2008 have been incorporated by reference into Part III, Items 10, 11, 12 , 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business

The Company

Meritage Homes is a leading designer and builder of single-family attached and detached homes in the historically high-growth southern and western United States, based on the number of home closings. We offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers. We have operations in three regions:  West, Central and East, which are comprised of 12 metropolitan areas in six states.  These three regions are our principal business segments.  Please refer to Note 13 of the consolidated financial statements for information regarding our operating and reporting segments.

Our homebuilding and marketing activities are conducted under the names Meritage Homes, Monterey Homes and Legacy Homes. At December 31, 2007, we were actively selling homes in 220 communities, with base prices ranging from approximately $100,000 to $1,060,000.

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

Recent Industry and Company Developments

The industry continues to be challenged by the difficult homebuilding market downturn.  Based on U. S. Census Bureau data, single family home starts in the United States dropped to their lowest level since 1991 and for 2007, there were fewer than 800,000 units sold, a 57% decrease from their annualized peak in January 2006.  Although inventory of new homes available for sale at December 31, 2007 has dropped to below 500,000 units in the United States for the first time since late 2005, this balance still represents 9.6 months’ supply.  Demand for homes continues to be low due to the lack of consumer confidence and the reduced availability of mortgage financing as a result of the tightening of underwriting standards and a weakening of credit markets.  Based on research conducted by Inside Mortgage Finance Publications, total mortgages originated in 2007 decreased approximately 18% from 2006, with decreases ranging from 30-70% for Alt A, subprime and ARM originations for the same time period.

For us, as well as for the industry as a whole, excess new and existing home supply, including those homes available as a result of increased foreclosure activity, has led to increased competition and margin compression. We believe that home buyers are and will continue to defer purchasing decisions until they believe the price declines have reached bottom.  Additionally, for those buyers motivated to take advantage of current competitive pricing conditions, the tightening of mortgage financing, as well as difficulty in selling their existing homes, are causing high cancellation rates and lower net orders. As the competitive pressures in the industry have increased, homebuilders have offered additional incentives and discounts, which has exacerbated the industry’s performance.

Markets and Products

We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
San Francisco Bay Area, CA	1998
Sacramento, CA	1998
Las Vegas, NV	2002
San Antonio, TX	2003
Los Angeles (Inland Empire), CA	2004
Denver, CO	2004
Orlando, FL	2004
Reno, NV	2005	*
Ft. Myers/Naples, FL	2005	*

The chart above reflects the dates our predecessor companies entered our Texas and Arizona markets.

*  Our operations in these markets consist only of selling and completing existing inventory and providing warranty and customer care support to our homeowners.  At this time, it is not our intention to acquire and commence any new projects in these markets.

Our homes range from entry level to semi-custom luxury, with base prices ranging from approximately $100,000 to $1,060,000. A summary of activity by region as of and for the year ended December 31, 2007 follows (dollars in thousands):

	Year Ended December 31, 2007		At December 31, 2007
	# of Homes Closed	Average Closing Price	Homes in Backlog	$ Value of Backlog	Home Sites Controlled (1)	# of Actively Selling Communities
West Region
California	908	$463.9	164	$81,532	2,267	27
Nevada	261	340.4	64	18,660	1,057	11
West Region Total	1,169	436.3	228	100,192	3,324	38

Central Region
Arizona	1,718	330.6	390	120,558	6,904	36
Texas	4,164	250.5	1,472	384,351	14,192	127
Colorado	160	375.4	53	18,137	592	6
Central Region Total	6,042	276.6	1,915	523,046	21,688	169

East Region
Florida	476	321.4	145	46,747	1,103	13

Total Company	7,687	$303.6	2,288	$669,985	26,115	220

(1) “Home Sites Controlled”  is the estimated number of homes that could be built on lots we control, both on lots available for sale and on land expected to be developed into lots.

Land Acquisition and Development

Our goal is to maintain an approximate four-year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development.  During the current downturn in the homebuilding industry, we have significantly limited any additional purchases of land or lots and expect such restrictions to persist until the pace of home sales stabilizes and land purchase prices have reached levels that we deem acceptable.  We generally acquire land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to development agreements and tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits prior to and during development. The process of obtaining such approvals and permits can substantially delay the development process. We may consider, on a limited basis, the purchase of unentitled property when we can do so in a manner consistent with our business strategy.  Historically, we have developed parcels ranging from 100 to 300 lots.  However, in order to achieve and maintain an adequate lot inventory, we have also purchased larger parcels, in some cases with joint venture partners. In some cases, these joint ventures purchase undeveloped land and develop the land themselves.

We select land for development based upon a variety of factors, including:

•                  demographic factors, based on extensive marketing studies;

•                  suitability for development, generally within a one to four-year time period from the beginning of the development process to the delivery of the last home;

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

We acquire land through options and land purchase contracts. Purchases are generally financed through our corporate borrowings or working capital. Acquiring our land through option contracts allows us to control the timing and volume of lot and land purchases from the third parties who own or buy properties on which we plan to build homes. We enter into option contracts to purchase finished lots at pre-determined prices during a specified period of time from these third parties, usually structured to approximate the time home construction begins. These contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 15% of the sales price. We believe the use of options limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns.  As market conditions change, we may attempt to re-negotiate the option or purchase contracts to achieve terms that are more in line with market conditions.  Such adjustments can include deferment or reduction in lot takedown requirements or price concessions.  If we are unsuccessful in these re-negotiations, we may determine that a project is no longer feasible or desirable and cancel these contracts, usually resulting in the forfeiture of our option deposits.

During 2007, we terminated options on over 12,500 lots and wrote off option deposits and pre-acquisition costs of $131.6 million.  At December 31, 2007, we had approximately 15,700 lots under option or contract for a total purchase price of approximately $790.3 million, with $92.2 million in cash deposits and $18.1 million in letters of credit deposits.  Additional information relating to our impairments is discussed in Note 2 – Real Estate and Capitalized Interest, and information related to lots and land under option is presented in Note 3 – Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

Once we secure land, we generally initiate development through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other improvements and refinements. We frequently build homes in master-planned communities with home sites that are along or near major amenities, such as golf courses or recreation facilities.

We develop a design and marketing concept tailored to each community, which includes the determination of size, style and price range of homes. We also typically determine street layout, individual lot size and layout, and overall community design for these projects. The product lines offered depend upon many factors, including the housing generally available in the area, the needs of a particular market, and our lot costs for the project, though we are sometimes able to use standardized design plans for a product line.

The following table presents information as of December 31, 2007 (dollars in thousands):

	Number of Lots Owned (1)	Number of Lots Under Contract or Option (1)(2)	Total Number of Lots Controlled
West Region
California	1,201	1,066	2,267
Nevada	738	319	1,057
West Region Total	1,939	1,385	3,324

Central Region
Arizona	3,836	3,068	6,904
Texas	3,915	10,277	14,192
Colorado	235	357	592
Central Region Total	7,986	13,702	21,688

East Region
Florida	469	634	1,103

Total Company	10,394	15,721	26,115

Total book cost (3)	$624,119	$92,176	$716,295

(1)           Excludes lots with finished homes or homes under construction. The number of lots is estimated and is subject to change.

(2)           There can be no assurance that we will actually acquire any lots under option or properties in which we have entered into a variety of contractual relationships, including purchase agreements with customary conditions precedent and other similar arrangements. These amounts do not include about 200 lots under contract with refundable earnest money deposits of approximately $100,000, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contract, and approximately 1,300 lots under contract with minimal non-refundable earnest money deposits of $2.2 million, which are still in the due diligence process. However, these amounts do include about 2,600 lots under option contracts with joint ventures in which we are a member.

(3)           For Lots Owned, book cost primarily represents land, development, interest and common costs. For Lots under Contract or Option, book cost primarily represents earnest and option deposits.

Investments in Unconsolidated Entities - Joint Ventures

We participate in several joint ventures with independent third parties (12 active joint ventures at December 31, 2007) relating to the purchase and development of land. We have less than a controlling interest in our joint ventures. We typically enter into these joint ventures with other homebuilders, land sellers or other real estate investors to provide us and the other joint venture partners with a means of accessing larger parcels and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. The typical joint venture acquires raw land and processes the property through the entitlement process and, in some cases, develops the property into partially or fully finished lots. These joint ventures are usually obligated to sell all or a part of the property or lots to the joint venture members (at the respective member’s option), generally at prevailing fair market values (either at the time of acquisition or the time of sale). In some cases, part of the property is sold to non-member homebuilders, commercial developers and other third parties. Our participation in these types of joint ventures is an important part of our business model, and we expect it to continue in the future.

In connection with these types of joint ventures, we and/or our joint venture partners provide certain types of guarantees, indemnification arrangements with surety and performance bond providers and environmental indemnities. Reference is made to Part II, Item 8 in this Annual Report, “Financial Statements and Supplementary Data – Note 1 – Business and Summary of Significant Accounting Policies” for a detailed discussion of these items.

We also participate in seven mortgage and two title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to us or our joint ventures.

At December 31, 2007, we had approximately $25.5 million invested in joint ventures involved in the purchase, development and/or sale of land. We also had approximately $1.1 million invested in mortgage brokerage and title service joint ventures. In 2007, we reported pre-tax losses of $45.7 million related to our share of the earnings of our land joint ventures and $5.5 million in income related to our share of the earnings of our mortgage-brokerage and title service joint ventures.  The land joint venture losses include $57.9 million of impairments recorded against our venture investments. For our land joint ventures, we do not recognize profits on lots or land that we acquire from the joint venture, but instead defer any profits until we sell the related homes to third party homebuyers.

Construction Operations

We act as the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic-proximity basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms to minimize costs of construction. Our project managers and field superintendents coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and monitor compliance with zoning and building codes. At December 31, 2007, we employed approximately 490 construction operations personnel.

We specify that quality, durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors to take advantage of production volume. Historically, access to our principal subcontracting trades, materials and supplies has been readily available in each of our markets. Prices for these goods and services may fluctuate due to various factors, including supply and demand shortages that may be beyond the control of our vendors. We believe that we have good relationships with our suppliers and subcontractors.

We generally build and sell homes in clusters or phases within our larger projects, which we believe creates efficiencies in land development and home construction operations and cash management, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Our homes are typically completed within four to nine months from the start of construction, depending upon the geographic location and the size and complexity of the home. Construction schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically have not entered into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations.

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

We use furnished model homes as a tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. We generally employ or contract with interior and landscape designers who are responsible for creating attractive model homes and complexes with many built-in options for each product line within a project. We generally build between one and four model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered.  When possible, we sell our model homes to, and lease them back from, institutional investors who purchase the homes for investment purposes or from individual buyers who do not intend to occupy the home immediately. At December 31, 2007, we owned 192 and leased 254 model homes and had an additional 36 models under construction. As of December 31, 2007, monthly payments for our leased models were approximately $303,000, of which approximately $119,000 is accounted for as interest on debt related to our model lease program. See Note 5 to the accompanying consolidated financial statements for further detail.

Our homes generally are sold by full-time or part-time, commissioned employees who typically work from a sales office located in one of the model homes for each project. At December 31, 2007, we had approximately 530 sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our operating policies and housing products. To achieve this goal, we train our sales associates and conduct regular meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans and the available product lines, pricing, options and warranties offered. Our sales associates are licensed real estate agents where required by law. Independent brokers may also sell our homes, and are usually paid a sales commission based on the price of the home. Our sales associates assist our customers in selecting upgrades or in adding available customization features to their homes, which we design to appeal to local consumer demands.  We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use and type of incentives depends largely on economic and local competitive market conditions. Given market conditions over recent periods, we have offered extensive incentives, which negatively impacted our revenues and margins.

Backlog

Historically, a sales contract was signed for a home prior to the start of construction; however, our recent high cancellation rates have generated a higher volume of finished or under-construction homes in inventory without a sales contract.  Our contracts require cash deposits and are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered “backlog.”  Sales contingent upon the sale of a customer’s existing home are not included as new sales contracts until the contingency is removed. We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. In limited cases, we build homes before obtaining a sales contract or a customer may cancel an existing sales contract after construction has commenced on their home.  These homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory. At December 31, 2007, of our homes in inventory, 20.6% were under construction without sales contracts and 19.9% were completed homes without sales contracts. Of these homes without sales contracts, a substantial majority resulted from cancelled home sale contracts as opposed to our building a home before obtaining a sales contract.  We believe that during 2008 we will deliver to customers substantially all homes in backlog at December 31, 2007 under existing or, in the case of cancellations, replacement sales contracts.

Our backlog decreased to 2,288 units with a value of approximately $670.0 million at December 31, 2007 from 3,685 units with a value of approximately $1.2 billion at December 31, 2006. These decreases are due to deteriorating market conditions during 2007, which resulted in lower sales volumes and selling prices and higher cancellation rates than those experienced during 2006.

Customer Financing

We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We have entered into several joint venture arrangements with established mortgage brokers in most of our markets, which allow those ventures to act as preferred mortgage broker to our buyers to help facilitate the sale and closing process as well as generate additional fee income. In some markets we use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. We do not underwrite, fund or service the mortgages obtained by our homebuyers, and therefore do not assume the risks associated with a mortgage banking business. Since many customers use long-term mortgage financing to purchase homes, the current decrease of availability of mortgage loans, tighter underwriting standards and the fallout from the sub-prime loan market failures may reduce the availability of such loans to our homebuyers.  Additionally, general adverse economic conditions, rising mortgage interest rates and increases in unemployment may deter or reduce the number of potential homebuyers.

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

We generally provide for each home a one- to two-year limited warranty on workmanship and building materials.  Some states in which we build homes also have laws providing statutory warranties related to structural defects that generally range in duration from 8 to 10 years.  We generally require our subcontractors to provide an indemnity and a certificate of insurance before beginning work, which means that claims relating to workmanship and materials are generally the subcontractors’ responsibility. Reserves for future warranty costs are established based on our and industry-wide historical experience within each division or region, and are recorded when the homes are closed. Reserves generally range from 0.8% to 1.5% of a home’s sale price. Historically, these reserves have been sufficient to cover warranty repairs.

Competition and Market Factors

The development and sale of residential property is a highly competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources and may have lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

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

Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when we receive recorded maps or plats and building permits. Communities may also require concessions or may require the builder to construct certain improvements to public places such as parks and streets.  In addition, communities occasionally impose construction moratoriums. Because most of our land is entitled, construction moratoriums generally would not affect us in the near term unless they arose from health, safety or welfare issues, such as insufficient water, electric or sewage facilities. In the long term, we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future.

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

Employees, Subcontractors and Consultants

At December 31, 2007, we had approximately 1,330 full-time employees, including approximately 310 in management and administration, 530 in sales and marketing, and 490 in construction operations. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.

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

Item 1A. Risk Factors

Risk Factors Related to our Business

If the current downturn becomes more severe or continues for an extended period of time, it would have continued negative consequences on our operations, financial position and cash flows.

Continued weakness in the homebuilding market could have an adverse effect on us.  It could require that we write off more assets, dispose of assets, reduce operations, restructure our debt and/or raise new equity to pursue our business plan, any of which could have a detrimental effect on our current stakeholders.

Mortgage availability and interest rate increases may make purchasing a home more difficult and may cause an increase in the number of new and existing homes available for sale.

In general, housing demand is adversely affected by the unavailability of mortgage financing and increases in interest rates.  Increased cancellations could increase the available homes inventory, which may reduce prices and reduce the availability of future financing for home buyers.  Most of our buyers finance their home purchases through third-party lenders providing mortgage financing.  If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material.  Long-term interest rates currently remain at low levels; however, rates have generally increased during the last couple of years from historically low levels and it is impossible to predict future increases or decreases in market interest rates.

Homebuilding activities depend, in part, upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often must sell their residences before they purchase our homes.  Mortgage lenders have recently become subject to more intense underwriting standards by the regulatory authorities which oversee them as a consequence of the sub-prime mortgage market failures.  More stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing.

If home prices continue to decline, potential buyers may not be able to sell their homes, which may negatively impact our sales.

As a participant in the homebuilding industry, we are subject to market forces beyond our control.  In general, housing demand is impacted by the affordability of housing.  Many homebuyers need to sell their existing homes in order to purchase a new home from us, and a weakening of the home resale market or a decrease or leveling in home sale prices could adversely affect that ability.  A continued decline in home prices would have an adverse effect on our homebuilding business margins and cash flows.

Continued high cancellation rates may negatively impact our business.

Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home.  Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices.  If home prices decline, interest rates increase, or if the national or local homebuilding economic decline does not abate, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund.  Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

The value of our real estate inventory may continue to decline, leading to additional impairments and reduced profitability.

Some of our owned land was purchased at prices that reflected the strong homebuilding and real estate markets of the past several years.  As such, in most of these circumstances, we wrote down the value of certain inventory during 2006 and 2007 to reflect current market conditions or have abandoned such projects.  To the extent that we still own or have options/purchase agreements related to such land parcels, the continued decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which would decrease both the book value of our assets and stockholders’ equity.  We also incur various land development improvement costs for a community prior to the commencement of home construction.  Such costs include infrastructure, utilities, taxes and other related expenses.  Reductions in home absorption rates increases the associated holding costs and our time to recover such costs. Continued declines in the homebuilding market may also require us to evaluate the recoverability of these costs.

Reduced levels of sales may impair our ability to recover pre-acquisition costs and may cause further impairment charges.

We extensively use options to acquire land.  Such options generally require a cash deposit that will be forfeited if we do not exercise the option.  During 2006 and 2007, we forfeited deposits and wrote off related pre-acquisition costs related to projects we no longer deemed feasible, as they were not generating acceptable returns.  A continued downturn in the homebuilding market may cause us to re-evaluate the feasibility of other optioned projects, which may result in additional writedowns that would reduce our assets and stockholders’ equity.

Our joint ventures with independent third parties may be illiquid, and we may be adversely impacted by our joint venture partners’ failure to fulfill their obligations.

We participate in several land acquisition and development joint ventures with independent third parties, in which we have less than a controlling interest.  Our participation in these types of joint ventures has increased over the last few years and we expect to continue to use joint ventures in the foreseeable future, although during 2007, due to current market conditions and the reduced need for lots, we have reduced our involvement in such ventures.  These joint ventures provide us with a means of accessing larger parcels and lot positions and help us expand our marketing opportunities and manage our risk profile.  However, these joint ventures often acquire parcels of raw land without entitlements and as such are subject to a number of development risks that our business does not face directly.  These risks include the risk that anticipated projects could be delayed or terminated because applicable governmental approvals cannot be obtained at reasonable costs, if at all.  In addition, the risk of construction and development cost overruns can be greater for a joint venture where it acquires raw land compared to our typical acquisition of entitled lots.  These increased development and entitlement risks could have a material adverse effect on our financial position or results of operations if one or more joint venture projects is delayed, cancelled or terminated or we are required, whether contractually or for business reasons, to invest additional funds in the joint venture to facilitate the success of a particular project.

Our joint venture investments are generally very illiquid both because we lack a controlling interest in the ventures and because most of our joint ventures are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the joint venture’s assets or for a member to receive a return of their invested capital.  Our lack of a controlling interest also results in the risk that the joint venture will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale of the underlying property.  In the ordinary course of our business, we obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  In limited cases, we may also offer pro-rata limited repayment guarantees on our portion of the venture debt or other debt repayment guarantees that are only triggered if the joint venture files for voluntary bankruptcy or similar liquidation or reorganization actions (“bad boy” guarantees). Our limited repayment and bad boy guarantees were $34.2 million and $88.2 million as of December 31, 2007, respectively.

With respect to our joint ventures, we and our joint venture partners may be obligated to complete land development improvements if the joint venture does not perform the required development, which could require significant expenditures.  In addition, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  In the event the letters of credit or bonds are drawn upon, we, and in the case of a joint venture, our joint venture partners, would be obligated to reimburse the surety or other issuer of the letter of credit or bond if the obligations the bond or guarantee secures are not performed by us (or the joint venture).  If one or more bonds, letters of credit or other guarantees were drawn upon or otherwise invoked, our obligations could be significant, individually or in the aggregate, which could have a material adverse effect on our financial position or results of operations.  We cannot guarantee that such events will not occur or that such obligations will not be invoked.

If we are unable to successfully compete in the highly competitive homebuilding industry, our financial results and growth may suffer.

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

We face reduced coverage and increased cost of insurance.

Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  We believe that we have maintained adequate insurance coverage to insure against these types of claims for homes completed before October 1, 2003.  As of October 1, 2003, our insurance policy began excluding mold coverage.  If our reserves are not sufficient to protect against these types of claims or if we are unable to obtain adequate insurance coverage, a material adverse effect on our business, financial condition, results of operations and cash flows could result if we are exposed to claims arising from the presence of mold in the homes that we build.

We are subject to construction defect and home warranty claims arising in the ordinary course of business, which may lead to additional reserves or expenses.

Construction defect and home warranty claims are common in the homebuilding industry and can be costly.  While we maintain general liability insurance and generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, we cannot assure that these insurance rights and indemnities will be adequate to cover all construction defect and warranty claims for which we may be held liable.  For example, we may be responsible for applicable self-insured retentions, which have increased recently, and certain claims may not be covered by insurance or may exceed applicable coverage limits.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.  Additionally, continued loss from operations in future reporting periods may require us to adjust the valuation allowance against our deferred tax assets.

In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters.  Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes.  Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process.  Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with relevant accounting literature, it is possible that the final tax authority will take a tax position that is materially different than ours.  As each audit is conducted, adjustments, if any, are appropriately recorded in our consolidated financial statements in the period determined.  Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

Our deferred tax assets should be reduced by a valuation allowance, if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  In determining the more-likely-than-not criterion, we evaluate all positive and negative evidence as of the end of each reporting period.  Future adjustments, either increases or decreases, to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law.  Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods.  Our results of operations would be impacted negatively if we determine that increases to our deferred tax asset valuation allowance are required in a future reporting period.

As a participant in the homebuilding industry, we are subject to its fluctuating cycles and other risks that can adversely impact the demand for, cost of and pricing of our homes.

The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions such as employment levels, availability of financing, interest rates, and consumer confidence.  These factors can negatively affect demand for and cost of our homes.  We are also subject to various risks, many of which are outside of our control, including delays in construction schedules, cost overruns, changes in governmental regulations (such as “no-growth” or “slow-growth” initiatives), availability of land, availability of land option financing, increases in inventories of new and existing homes, increases in real estate taxes and other local government fees, and raw materials and labor costs.

We are also subject to the potential for significant variability and fluctuations in the cost and availability of real estate.  Although historically we have generally developed parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, we have, in recent years, acquired larger parcels with joint venture partners. Impairments of our real estate and write-offs of purchase and option contract deposits and pre-acquisition costs, including costs related to our joint ventures, were recorded during 2007, and if market conditions continue to deteriorate such impairments and write-offs may again be required in the future.

The loss of key personnel may negatively impact us.

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

Shortages in the availability of sub-contract labor may delay construction schedules and increase our costs.

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

Our lack of geographic diversification could adversely affect us if the homebuilding industry in our market declines.

We have operations in Texas, Arizona, California, Nevada, Colorado and Florida.  Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

Our future operations may be adversely impacted by high inflation.

We, like other homebuilders, may be adversely affected during periods of high inflation, mainly by higher land and construction costs.  Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers.  Inflation increases our cost of financing, materials and labor and could cause our financial results or growth to decline.  We attempt to pass cost increases on to our customers through higher sales prices.  Although inflation has not historically had a material adverse effect on our business, recently the cost of some of the materials we use to construct our homes has increased.  Sustained increases in material costs would have a material adverse effect on our business if we are unable to increase home sale prices.

We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.

We historically have experienced, and expect to continue to experience, variability in home sales and results of operation on a quarterly basis.  As a result of such variability, our historical performance may not be a meaningful indicator of future results.  Factors that contribute to this variability include:

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

Our substantial level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.

The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and begin development and construction. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2007, we had approximately $729.9 million of indebtedness and other borrowings. If we require working capital greater than that provided by operations or available under our Credit Facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

We expect to generate cash flow to pay our expenses and to pay the principal and interest on our indebtedness from cash flow from operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors.

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

Our financial leverage may place burdens on our ability to comply with the terms of our debt and may restrict our ability to complete certain transactions.

The indentures for our senior and subordinated notes and the agreement for our Credit Facility impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries, among other things, to:

•                  incur additional indebtedness or liens;

•                  pay dividends or make other distributions;

•                  repurchase our stock;

•                  make investments (including investments in joint ventures); or

•                  consolidate, merge or sell all or substantially all of our assets.

In addition, the indentures for our 7.0% senior notes and the agreement for our Credit Facility require us to maintain a minimum consolidated tangible net worth and our Credit Facility requires us to maintain other specified financial ratios, including the amount and types of land, speculative housing and model homes that we may own at any given time. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

We may need to amend our existing debt instruments or raise new equity in order to fund our future operations.

Although we recently amended our senior unsecured credit facility (our “Credit Facility”) to give us more operational flexibility with respect to our debt covenants, if market conditions continue to deteriorate or continue for a significant period, we may be unable to comply with these covenants and may need to seek further amendments, waivers or forbearance, in respect of our Credit Facility, or may need to refinance the facility.  We may also need to raise new equity to fund our business plan.  There can be no assurance that we will be able to obtain any amendments, waivers or forbearance when, as and if needed, nor can there be any assurance that we would be able to raise new equity or find new lenders willing to refinance on terms acceptable to us, or at all.  Any amended facilities could be on terms that are both more expensive and more restrictive than our current facility.

We may also seek to increase our equity through the issuance of additional equity.  Any issuance would dilute the interests of current stockholders, which could adversely affect our stock price.

We may not be successful in integrating prior or future acquisitions.

We may continue to consider growth or expansion of our operations in our current markets or in other areas of the country.  Our expansion into new or existing markets could have a material adverse effect on our cash flows and/or profitability.  The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions.  New acquisitions may result in the incurrence of additional debt.  Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.  Our expansion into Reno and our acquisition of Colonial Homes in Ft. Myers were not successful due to the dramatic downturn in the homebuilding industry, and we are currently winding down operations in these markets.

We are subject to extensive government regulations that could cause us to incur significant liabilities or restrict our business activities.

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

Acts of war may seriously harm our business.

Acts of war or any outbreak or escalation of hostilities between the United States and any foreign power, including the conflict with Iraq, may cause disruption to the economy, our company, our employees and our customers, which could impact our revenue, costs and expenses and financial condition.

Our business may be negatively impacted by natural disasters.

We have homebuilding operations in Texas, California and Florida.  Some of our markets in Texas and Florida occasionally experience extreme weather conditions such as tornadoes and/or hurricanes.  California has experienced a significant number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years.  We do not insure against some of these risks.  These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in losses that exceed our insurance coverage.  We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials.  Any of these events could cause a decrease in our revenue, cash flows and earnings.

Risks Related to Ownership of Our Securities

Our issuance of equity could result in a lowering of our stock price.

To finance our business or future expansion, we may issue additional shares of common stock.  The potential future issuance of additional shares could result in a lower price for our common stock.  We may also seek to issue a different class of stock, if allowed, which could further dilute the common stockholders’ interests in our company.

Our charter and bylaws and ownership structure could prevent a third party from acquiring us or limit the price investors might be willing to pay for shares of our common stock.

Existing provisions of our charter and bylaws may have the effect of delaying or preventing a merger with or acquisition of us, even where the stockholders may consider it to be favorable, and could also prevent or hinder an attempt by stockholders to replace our directors. They include: (i) a classified board of directors; (ii) a provision that directors may only be removed for cause; (iii) a limitation on the maximum number of directors; (iv) a limitation on the ability of stockholders to call a special meeting of stockholders; (v) a provision that only the directors can amend the bylaws; and (vi) advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at a stockholders meeting.

We are subject to the Maryland Business Combination Act. The Maryland Business Combination Act restricts the ability of Maryland corporations to enter into certain business combination transactions with 10% or more stockholders without prior board of director approval of such status, for a period of five years.

Our stock price is volatile and could decline substantially.

The stock market has, from time to time, experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, our common stock has recently been subject to extreme price fluctuations. Over the course of the last fiscal year, the price of our common stock has ranged from $12.00 to $47.73 per share. The market price of our common stock may fluctuate in response to many factors including:

•                  our operating results failing to meet the expectations of securities analysts or investors in a particular period;

•                  write-offs of our assets, including our deferred tax assets;

•                  changes in analysts’ recommendation and projections;

•                  changes in general valuations for homebuilding companies;

•                  material announcements by us or our competitors;

•                  the market’s perception of our prospects and the prospects of the homebuilding industry in general;

•                  changes in general market conditions or economic trends, such as increasing interest rates; and

•                  broad market fluctuations.

Any of these factors could have a material adverse effect on your investment in our common stock and our common stock may trade at prices significantly below the offering price. As a result, you could lose some or all of your investment.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we are positioned, and that we will be able, to capitalize on opportunities when the market stabilizes; our belief that buyers will defer purchasing decisions until prices stabilize; our belief that cancellations will stabilize as prices and inventory stabilize; our plans or goals for unsold homes inventory reduction, lot supply reduction, generating positive cash flow and using it for debt reduction, as well as management’s intention to operate conservatively, strengthen the balance sheet and improve liquidity to take advantage of future opportunities; management estimates regarding future impairments and joint venture exposure, including actions that we may pursue or that may result from defaults of indebtedness of certain joint ventures, whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in 2008; the significance of buyer confidence, home prices and sales, and a decrease in cancellations signaling a turnaround in the market; the demand for and the pricing of our homes; the growth potential of the markets we operate in; our land and lot acquisition strategy and our belief that we have land in desirable locations; demographic and other trends related to the homebuilding industry in general and our ability to capitalize on these trends; the future supply of housing inventory in our markets and the homebuilding industry in general; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our ability to deliver existing backlog; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; our belief that sales prices, sales orders and gross margins may continue to decrease and that inventories may increase; our future cash needs; the viability of certain large land parcels we own or control; our future compliance with debt covenants and actions we may take with respect thereto; and actions we may take to amend our debt and/or raise equity capital and the availability of such capital on terms acceptable to us.

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

Item 3. Legal Proceedings

We are involved in various routine legal and regulatory proceedings, including claims or litigation alleging construction defects.  In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At December 31, 2007, we had approximately $2.9 million in accrued legal expenses and settlement costs reserved for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated. Most of these matters relate to correction of home construction defects, foundation issues and general customer claims. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at a meeting of the Board of Directors, which follows the annual meeting of the stockholders, and at other Board of Directors meetings as appropriate.

The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2008). There are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position

Steven J. Hilton	46	Chairman of the Board and Chief Executive Officer
Larry W. Seay	52	Chief Financial Officer and Executive Vice President
C. Timothy White	47	General Counsel, Executive Vice President and Secretary
Steven M. Davis	49	Executive Vice President of National Home Building Operations

Steven J. Hilton co-founded Monterey Homes in 1985, which merged with our predecessor in December 1996. Mr. Hilton served as Co-Chairman and CEO from July 1997 to May 2006 and has been the Chairman and Chief Executive Officer since May 2006.

Larry W. Seay has been Chief Financial Officer since December 1996 and was appointed Executive Vice President in October 2005. Mr. Seay served as Secretary from 1997 to October 2005.

C. Timothy White has been General Counsel, Executive Vice President and Secretary since October 2005 and served on our Board of Directors from December 1996 until October 2005.  Mr. White served as our outside counsel from 1991 through September 2005.

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

	2007		2006
Quarter Ended	High	Low	High	Low

March 31	$47.73	$30.66	$67.91	$52.42
June 30	$38.72	$26.54	$68.34	$45.35
September 30	$26.97	$13.88	$47.80	$34.44
December 31	$17.98	$12.00	$51.11	$41.00

The following Performance Graph and related information shall not be deemed “soliciting material” or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	2002	2003	2004	2005	2006	2007
Meritage Homes Corp	100	197	335	374	284	87
S&P 500 Index	100	126	137	142	161	167
Dow Jones US Home Construction Index	100	195	265	305	242	107

On February 19, 2008, the closing sales price of our common stock as reported by the NYSE was $13.13 per share. At that date, there were approximately 352 owners of record and approximately 7,000 beneficial owners of common stock.

The transfer agent for our common stock is BNY Mellon Shareowner Services, 480 Washington Blvd, Jersey City, NJ 07310 (www.bnymellon.com/shareowner/isd).

We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Certain of our debt instruments contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — Senior Notes, in the accompanying consolidated financial statements.

Reference is made to Note 9 in the accompanying consolidated financial statements for a description of our equity compensation plans.

Reference is made to Part I, Item 1A, of this Annual Report for risks relating to ownership of our common stock.

Issuer Purchases of Equity Securities:

We did not acquire any shares of our common stock during the three months ended December 31, 2007.  In October 2007, we completed a tender offer and purchased 665,000 options to purchase shares of our common stock that were previously granted to our employees and directors for an aggregate cash payment of $997,500, or $1.50 per option.

In November 2004, we announced that the Board of Directors had approved a new stock buyback program, authorizing the expenditure of up to $50 million to repurchase shares of our common stock.  The program was completed in February 2006, with the repurchase of 601,000 shares at an average price of $59.21.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  In August 2006, the Board of Directors authorized an additional $100 million under this program.  There is no stated expiration date for this program.  In the first quarter of 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.  In the second quarter of 2006, we repurchased 1,000,000 shares from John R. Landon, our former Co-CEO and Co-Chairman, for $52.19 per share.  In August 2006, we repurchased 100,000 shares at an average price of $38.96 per share.  As of December 31, 2007, we had approximately $130.2 million available to repurchase shares under this program.  We have no plans to purchase additional shares under this program in the foreseeable future.

Reference is made to Note 5 and 6 of the consolidated financial statements included in this Annual Report on Form 10-K.  These notes discusses limitations on our ability to pay dividends.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2007. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented.  This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

The data in the table includes the operations of Citation Homes, Colonial Homes and Greater Homes since their dates of acquisition, January 2004, February 2005 and September 2005, respectively.

	Historical Consolidated Financial Data
	Years Ended December 31,
	($ in thousands, except per share amounts)
	2007	2006	2005	2004	2003
Statement of Operations Data:
Total closing revenue	$2,343,594	$3,461,320	$3,001,102	$2,040,004	$1,471,001
Total cost of closings	(1,990,190)	(2,670,422)	(2,294,112)	(1,631,534)	(1,178,484)
Impairments	(340,358)	(78,268)	—	—	—
Gross profit	13,046	712,630	706,990	408,470	292,517

Commissions and other sales costs	(196,464)	(216,341)	(160,114)	(116,527)	(92,904)
General and administrative expenses	(106,161)	(164,477)	(124,979)	(79,257)	(53,929)
Goodwill related impairments	(130,490)	—	—	—	—
(Loss)/Earnings from unconsolidated entities, net (1)	(40,229)	20,364	18,337	2,788	1,743
Interest expense	(6,745)	—	—	—	—
Other income, net	10,561	11,833	7,468	9,284	4,033
Loss on extinguishment of debt	—	—	(31,477)	—	—
(Loss)/Earnings before income taxes	(456,482)	364,009	416,225	224,758	151,460
Benefit/(Provision for) income taxes	167,631	(138,655)	(160,560)	(85,790)	(57,054)

Net (loss)/earnings	$(288,851)	$225,354	$255,665	$138,968	$94,406

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2007	2006	2005	2004	2003
(Loss)/Earnings per common share: (2)
Basic	$(11.01)	$8.52	$9.48	$5.33	$3.62
Diluted	$(11.01)	$8.32	$8.88	$5.03	$3.42

Balance Sheet Data (December 31):
Real estate	$1,267,879	$1,530,602	$1,390,803	$867,218	$678,011
Total assets	$1,748,381	$2,170,525	$1,971,357	$1,265,394	$954,539
Senior notes, loans payable and other borrowings	$729,875	$733,276	$592,124	$471,415	$351,491
Total liabilities	$1,018,217	$1,163,693	$1,120,352	$742,839	$542,644
Stockholders’ equity	$730,164	$1,006,832	$851,005	$522,555	$411,895

Cash Flow Data:
Cash (used in) provided by:
Operating activities	$(20,613)	$(21,964)	$72,243	$63,869	$(50,302)
Investing activities	(9,677)	(57,720)	(247,427)	(85,502)	(35,812)
Financing activities	1,257	70,582	193,120	64,710	84,313

(1)          Loss from unconsolidated entities in 2007 includes $57.9 million of joint venture investment impairments.  Refer to Notes 1 and 4 of our consolidated financial statements for more detail.

(2)          2003 and 2004 amounts have been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005. There were no cash dividends paid during 2003-2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Industry Conditions

The industry continues to be challenged by the difficult homebuilding market downturn.  Based on U. S. Census Bureau data, single family home starts in the United States dropped to their lowest level since 1991 and for 2007, there were fewer than 800,000 units sold, a 57% decrease from their annualized peak in January 2006.  Although inventory of new homes available for sale at December 31, 2007 has dropped to below 500,000 units in the United States for the first time since late 2005, this balance still represents 9.6 months’ supply.  Demand for homes continues to be low due to the lack of consumer confidence and the reduced availability of mortgage financing as a result of the tightening of underwriting standards and a weakening of credit markets.  Based on research conducted by Inside Mortgage Finance Publications, total mortgages originated in 2007 decreased approximately 18% from 2006, with decreases ranging from 30-70% for Alt A, subprime and ARM originations for the same time period.

For us, as well as for the industry as a whole, excess new and existing home supply, including those homes available as a result of increased foreclosure activity, has led to increased competition and margin compression. We believe that home buyers are and will continue to defer purchasing decisions until they believe the price declines have reached bottom.  Additionally, for those buyers motivated to take advantage of current competitive pricing conditions, the tightening of mortgage financing, as well as difficulty in selling their existing homes, are causing high cancellation rates and lower net orders. As the competitive pressures in the industry have increased, homebuilders have offered additional incentives and discounts, which has exacerbated the industry’s performance.

Summary Company Results

Our results for the year ended December 31, 2007 reflect this deterioration in the homebuilding and credit industries over the past several quarters.

Total home closing revenue was $2.3 billion for the year ended December 31, 2007, decreasing 32.2% from $3.4 billion for 2006 and 23.3% from $3.0 billion in 2005. We incurred a net loss for 2007 of ($288.9) million compared to earnings of $225.4 million in 2006 and $255.7 million in 2005. The net loss was primarily due to $130.5 million (pre-tax) of goodwill-related impairments and $398.3 million (pre-tax) of real estate-related impairments recorded in 2007.  We incurred $78.3 million of real-estate impairments in 2006, and none in 2005.  Additionally, lower average home prices from competitive pressures and the increased use of incentives over the last two years lowered gross margins generated on home closings to 1.1% in 2007, from 20.7% and 23.6%, respectively, in 2006 and 2005.

At December 31, 2007, our backlog of approximately $670.0 million was down 44.2% from $1.2 billion at December 31, 2006.  Our December 31, 2005 backlog was $2.2 billion.  Fewer home sales, compounded by increased price concessions and incentives, were primarily responsible for these declines.  Our average sales price for homes in backlog decreased from $341,200 at December 31, 2005 to $325,700 at December 31, 2006 and $292,800 at December 31, 2007. Our cancellation rate on sales orders was 37%, 35% and 24%, respectively, as a percentage of gross sales, for the years ended December 31, 2007, 2006 and 2005.  We expect that cancellation rates will begin to stabilize as the excess supply of home inventory is absorbed and home prices return to normalized levels.

Company Actions and Positioning

In response to industry conditions, we are focusing on the following initiatives:

•                  Consolidating overhead functions at our divisions to reduce our general and administrative cost;

•                  Reducing unsold home inventory and significantly limiting construction of speculative homes;

•                  Reducing our total lot supply by renegotiating or opting out of lot purchase and option contracts;

•                  Reducing our inventory levels of unsold homes caused by late-stage cancellations by focusing our sales efforts on those homes;

•                  Reducing direct construction costs by renegotiating with our subcontractors where possible;

•                  Stopping or limiting spending for mid- to long-range land development projects;

•                  Increasing sales and marketing efforts to generate additional traffic;

•                  Monitoring our customer satisfaction scores and making improvements based on the results of these surveys; and

•                  Reducing our debt levels and interest cost.

In September 2007, we amended our Credit Facility, which matures in 2011. Although the amendment permanently decreased our capacity under the Credit Facility from $850 million to $800 million, it allows for a reduction in the minimum interest coverage ratio, our most restrictive covenant, providing additional flexibility to sustain ourselves during the downturn and take advantage of opportunities as the industry emerges from its recession.  During the fourth quarter of 2007, we paid down a substantial amount of the debt under our Credit Facility from cash generated by operations, reducing the outstanding balance from $234.5 million at September 30, 2007 to $82.0 million at December 31, 2007.

Despite current market conditions, we believe we are positioned to weather the current homebuilding industry downturn, and to take advantage of opportunities as the market improves. Continuing population growth in our key regions, our supply of inventory of entitled land in desirable locations, and regulations that constrain the development of raw land in many of these key markets, favor our geographic position.  Coupled with this strong inventory position, we believe that our product diversification, respected brands, solid balance sheet and management experience position us for future growth when the homebuilding market stabilizes.

Critical Accounting Policies

We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the consolidated financial statements. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations, particularly as related to our ability to accurately estimate stock-based compensation, accruals, or impairments of real estate or goodwill that could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, are as follows:

Revenue Recognition

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, we recognize revenue from home sales when title passes to the homeowner, the homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the receivable, if any, from the homeowner is not subject to future subordination and we do not have a substantial continuing involvement with the sold home.  These conditions are typically achieved when a home closes.

Revenue from land sales is recognized when a significant down payment is received, the earnings process is relatively complete, title passes and collectibility of the receivable is reasonably assured.

Real Estate

Real estate is stated at cost unless the community is determined to be impaired, at which point the inventory is written down to fair value as required by the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community are allocated on a relative value basis to the remaining homes in the community.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, our building cycle ranges from four-to-five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary, based on the size of the community and the associated absorption rates.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives.  Additionally, the current slow-down in the housing market has negatively impacted our sales pace, thereby also extending the lives of certain communities.

In accordance with SFAS No. 144, land inventory and related real-estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  SFAS No. 144 requires that impairment charges are to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at community level; therefore, changes in local conditions may effect one or several of our communities.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Existing and continuing communities:  When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real-estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  The fair value of the communities’ assets is determined using various valuation techniques, including discounted cash flow models with impairments charged to cost of home closing in the period during which the fair value is less than the assets’ carrying amount.  Our key estimates in deriving fair value are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, and (iv) alternative land uses including disposition of all or a portion of the land owned.

Option deposits and pre-acquisition costs: We also evaluate assets associated with future communities for impairments on a quarterly basis.  Using similar techniques described in the existing communities section above, we determine if the contributions to be generated by our future communities are acceptable to us.  If the projections indicate that the communities are still profitable and generating acceptable margins, the assets are determined to be fully recoverable and no impairments are required.  In cases where we determine to abandon the project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  We may also elect to continue with a project that may not be generating an accounting profit due to expected future cash flow that may be generated or other factors.  In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.

During 2007, we recorded $266.7 million of such impairment charges related to our home and land real estate inventories and real-estate-related joint venture investments.  Additionally, we wrote off $131.6 million of deposits and pre-acquisition costs relating to projects that were no longer feasible.  The impairment charges were based on our fair value calculations, which are affected by current market conditions, assumptions and expectations, all of which are highly subjective and may differ significantly from actual results if market conditions change.

Goodwill

We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that may reduce the value of a reporting unit below its carrying value.  For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill.  Our operations in each state are considered a reporting unit.  The fair value of reporting units is determined using various valuation methodologies, including discounted future cash flow models and enterprise value computations.  If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired.  If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  A change in these underlying assumptions may cause a change in the results of our analysis.  In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations.

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

During 2007, we estimated the fair value of our reporting units based on a discounted projection of future cash flows, supported with a market based valuation of our company as a whole, and concluded that an impairment loss was probable and could be reasonably estimated for our reporting units.  Based on these results, the goodwill balance was impaired $129.4 million in 2007, resulting in a full write-down of all of our remaining goodwill.  There were no such impairments in 2006 or 2005.  See Note 7 for additional information.

Warranty Reserves

We use subcontractors for nearly all aspects of home construction.  Although our contracts generally require subcontractors to repair and replace any product or labor defects, we are generally responsible for such repairs.  As such, warranty reserves are recorded to cover potential costs for materials and labor as they relate to warranty-type claims expected to be incurred subsequent to the delivery of a home to the homeowner.  Reserves are determined based on our and industry-wide historical data and trends with respect to product types and geographical areas.

At December 31, 2007, our warranty reserve was $36.6 million, reflecting 0.8% to 1.5% of a home’s sale price.  A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by $2.3 million in 2007.  While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs.  Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Off-Balance Sheet Arrangements

We invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unaffiliated homebuilders, land sellers and financial or other strategic partners.

All of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because the criteria for consolidation set forth in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) have not been met. We record our investments in these entities in our consolidated balance sheets as “Investments in unconsolidated entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “(Loss)/earnings from unconsolidated entities, net.”

We use our business judgment to determine if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity.  Factors considered in our determination include the profit/loss sharing terms of the entity, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

As of December 31, 2007, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary, we do not have a controlling interest, and our ownership interest exceeds 20%.  At December 31, 2007, our equity investments of $26.6 million related to unconsolidated entities with total assets of $690.1 million and total liabilities of $496.8 million.  See Note 4 in the accompanying consolidated financial statements for additional information related to these investments.

We also enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We analyze these agreements under FIN 46R to determine whether we are the primary beneficiary of the variable interest entity (“VIE”), if applicable, using a model developed by management. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. See Note 3 in the accompanying financial statements for additional information related to our off-balance sheet arrangements.  In cases where we are the primary beneficiary, we consolidate these purchase/option agreements and reflect such assets and liabilities as “Real estate not owned” in our consolidated balance sheets.  The liabilities related to consolidated VIEs do not impact our debt covenant calculations.

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

SFAS No. 109, Accounting for Income Taxes, requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the evidence available, it is more-likely-than-not that such assets will not be realized.  In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods by jurisdiction, unitary versus stand alone state tax filings, the company’s experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available.

In making the determination of whether we are in a cumulative loss position under SFAS No. 109, we use a a four-year measurement period and base the determination on net income or loss before income taxes for the current and prior three years.

At December 31, 2007, our net deferred tax asset was $139.1 million of which $10.0 million related to the net state deferred tax asset after a valuation allowance of $8.5 million.  Based on our assessment, it appears more-likely-than-not that the net federal deferred tax asset of $129.1 million will be fully realized and does not require a valuation allowance.  At the state level, a valuation allowance was determined to be necessary due to the magnitude of loss in non-unitary states, no carry back of loss being allowed at the state level, and shorter carry forward periods in a few of the states where we are doing business.

Share-Based Payments

We have stock options and restricted common stock (“nonvested shares”) outstanding under two stock compensation plans.  Per the terms of these plans, the exercise price of our stock options may not be less than the closing market value of our common stock on the date of the grant.  Additionally, no options granted under the plans may be exercised within one year from the date of the grant.  Thereafter, exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant.  Each stock option expires on a date determined at the time of the grant, but not to exceed seven years from the date of the grant.

Prior to January 1, 2006, we accounted for stock option awards granted under our compensation plans in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to January 1, 2006, as our stock options had an exercise price equal to or greater than the market value of our common stock on the date of the grant and therefore, no intrinsic value.  On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the modified-prospective-transition method.  Under this transition method, our compensation expense recorded since January 1, 2006 includes both charges related to the vesting of options and restricted stock granted since the adoption of SFAS No. 123R as well as compensation cost related to the unvested portions of options granted prior to January 1, 2006.  For all compensation cost recorded, fair value of the options was determined using the provisions of SFAS No. 123R.  In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

The calculation of employee compensation expense involves estimates that require management judgements.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 9 in the accompanying consolidated financial statements.  The fair value of our stock options, which typically vest ratably over a five-year period, is expensed on a straight-line basis over the vesting life of the options.  Expected volatility is based on a composite of historical volatility of our stock and implied volatility from our traded options.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  We use historical data to estimate stock option exercises and forfeitures within our valuation model.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.

Home Closing Revenue, Home Orders and Order Backlog – Segment Analysis

The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

	Years Ended December 31,
	2007	2006	2005
Home Closing Revenue
Total
Dollars	$2,334,141	$3,444,286	$2,996,946
Homes closed	7,687	10,487	9,406
Average sales price	$303.6	$328.4	$318.6

West Region

California
Dollars	$421,220	$820,583	$947,228
Homes closed	908	1,471	1,627
Average sales price	$463.9	$557.8	$582.2

Nevada
Dollars	$88,837	$244,343	$201,907
Homes closed	261	620	541
Average sales price	$340.4	$394.1	$373.2

West Region Totals
Dollars	$510,057	$1,064,926	$1,149,135
Homes closed	1,169	2,091	2,168
Average sales price	$436.3	$509.3	$530.0

Central Region

Arizona
Dollars	$567,888	$1,102,662	$873,137
Homes closed	1,718	3,355	3,122
Average sales price	$330.6	$328.7	$279.7

Texas
Dollars	$1,043,160	$996,739	$787,204
Homes closed	4,164	4,263	3,576
Average sales price	$250.5	$233.8	$220.1

Colorado
Dollars	$60,069	$40,875	$2,809
Homes closed	160	112	8
Average sales price	$375.4	$365.0	$351.1

Central Region Totals
Dollars	$1,671,117	$2,140,276	$1,663,150
Homes closed	6,042	7,730	6,706
Average sales price	$276.6	$276.9	$248.0

East Region

Florida
Dollars	$152,967	$239,084	$184,661
Homes closed	476	666	532
Average sales price	$321.4	$359.0	$347.1

	Years Ended December 31,
	2007	2006	2005
Home Orders
Total
Dollars	$1,804,065	$2,462,747	$3,580,855
Homes ordered	6,290	7,778	10,571
Average sales price	$286.8	$316.6	$338.7

West Region

California
Dollars	$372,936	$529,435	$976,921
Homes ordered	846	983	1,646
Average sales price	$440.8	$538.6	$593.5

Nevada
Dollars	$85,772	$139,668	$249,104
Homes ordered	268	328	653
Average sales price	$320.0	$425.8	$381.5

West Region Totals
Dollars	$458,708	$669,103	$1,226,025
Homes ordered	1,114	1,311	2,299
Average sales price	$411.8	$510.4	$533.3

Central Region

Arizona
Dollars	$341,140	$611,266	$1,174,452
Homes ordered	1,203	1,833	3,558
Average sales price	$283.6	$333.5	$330.1

Texas
Dollars	$845,348	$1,069,437	$983,579
Homes ordered	3,427	4,299	4,264
Average sales price	$246.7	$248.8	$230.7

Colorado
Dollars	$59,423	$47,836	$14,631
Homes ordered	168	125	40
Average sales price	$353.7	$382.7	$365.8

Central Region Totals
Dollars	$1,245,911	$1,728,539	$2,172,662
Homes ordered	4,798	6,257	7,862
Average sales price	$259.7	$276.3	$276.3

East Region

Florida
Dollars	$99,446	$65,105	$182,168
Homes ordered	378	210	410
Average sales price	$263.1	$310.0	$444.3

	At December 31,
	2007	2006	2005
Order Backlog
Total
Dollars	$669,985	$1,200,061	$2,181,600
Homes in backlog	2,288	3,685	6,394
Average sales price	$292.8	$325.7	$341.2

West Region

California
Dollars	$81,532	$129,816	$420,964
Homes in backlog	164	226	714
Average sales price	$497.1	$574.4	$589.6

Nevada
Dollars	$18,660	$21,725	$126,400
Homes in backlog	64	57	349
Average sales price	$291.6	$381.1	$362.2

West Region Totals
Dollars	$100,192	$151,541	$547,364
Homes in backlog	228	283	1,063
Average sales price	$439.4	$535.5	$514.9

Central Region

Arizona
Dollars	$120,558	$347,306	$838,702
Homes in backlog	390	905	2,427
Average sales price	$309.1	$383.8	$345.6

Texas
Dollars	$384,351	$582,163	$509,465
Homes in backlog	1,472	2,209	2,173
Average sales price	$261.1	$263.5	$234.5

Colorado
Dollars	$18,137	$18,783	$11,822
Homes in backlog	53	45	32
Average sales price	$342.2	$417.4	$369.4

Central Region Totals
Dollars	$523,046	$948,252	$1,359,989
Homes in backlog	1,915	3,159	4,632
Average sales price	$273.1	$300.2	$293.6

East Region

Florida
Dollars	$46,747	$100,268	$274,247
Homes in backlog	145	243	699
Average sales price	$322.4	$412.6	$392.3

Home Closing Revenue. Companywide. Home closing revenue decreased 32% to $2.3 billion in 2007, as compared to our Company record revenue of $3.4 billion in 2006.  The sharp decline in the homebuilding market throughout late 2006 and 2007 translated to a 2,800 unit decrease in home closings and an 8% decrease in average sales price in 2007 as compared to 2006.  These decreases reflect our higher cancellations, resulting in lower net sales, as well as the increased use of discounts and incentives, which further impacted our sales prices.

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

West.  The continued deterioration of the homebuilding market was most evident in our West Region, which experienced a dramatic market correction from the peak of the market up-cycle in 2005.  Although our cancellation rate in 2007 for the Region of 36% as a percent of gross sales slightly improved from the rate in 2006 (39%) and the Companywide average of 37%, the slower closing volumes and increased use of incentives led to a 49% decrease in closing revenue to $421.2 million for California in 2007.  The difficult market conditions are also evident in the decrease in California’s home closing volume of 38%, and the decrease in average sales price of $93,900 per home in 2007, as compared to 2006.

In 2006, the West Region experienced a 7% revenue decline.  As some markets in the western United States were first to feel the impacts of the downturn in the housing markets, closings in 2006 in both dollars and volume reflected our reduced pricing power and high cancellations, particularly in California. The 13% decrease in California home closing revenue to $820.6 million in 2006 compared to $947.2 million in 2005 reflects a 10% decrease in the number of homes closed and a 4% decrease in the average selling price of homes closed.  In Nevada, strong sales performance in early 2006 resulted in the number of homes closed increasing 15% in 2006, producing home closing revenue of $244.3 million, an increase of 21% compared to 2005.

Central.  In 2007, the declines in Arizona were partially offset by the increased results in Texas and Colorado.  Arizona’s $534.8 million decrease in home closings reflects the current oversupply of homes inventory in the local market as well as the inability of move-up buyers to sell their existing homes or willingness to commit to a new home purchase as they are not yet comfortable that the market has reached a bottom.  Texas has experienced an increase in closing revenue of 5%, due to an increase in average sales price, partially offset by closed units decreasing only 99 homes to 4,164, in 2007 as compared to 2006, primarily due to a strong backlog and relative stability in sales volumes during 2007.  Colorado has also increased its closings to 160 units at an average price of $375,400 in 2007 versus 112 units and $365,000 average sales price in 2006 as it ramps up its startup operations from 2006.

In 2006, sales mix and strong 2005 orders were the primary drivers behind the overall increased results in the Central Region.  Home closing revenue increased $477.1 million to $2.1 billion as compared to $1.7 billion in 2005.  Both Arizona and Texas had a year of record closings in 2006, with 3,355 and 4,263 homes closed, respectively, increases of 7% and 19% over 2005.  Additionally, average sales price increases of 18% and 6%, respectively, in Arizona and Texas in 2006 as compared to 2005 further contributed to the year’s strong performance.

East.  During 2007, we began to wind down our Ft. Myers operations, which was the primary cause of the $86.1 million reduction in home revenues and 190 unit reduction in closings in 2007 as compared to 2006.  Additionally, the average sales price in Orlando (our other Florida market) is traditionally lower than in Ft. Myers, which, combined with the additional use of discounts, resulted in an 10% decrease in average sales price in 2007 versus 2006.

During 2006, we closed 666 homes, generating revenue of $239.1 million.  The 29% increase in revenue is due to both increased volume and the higher average sales price of $359,000 as compared to $347,100 in 2005, although 2005 activity only reflects closings since the date of the respective Florida acquisitions.

Home Orders.  Companywide. Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.  Throughout 2007, the uncertainty in the market was evident through (1) lower sales volume, which was further exacerbated by high cancellation rates driven by consumer uncertainty and (2) lower sales prices, generated by increase in incentives and discounts in an attempt to find the local market’s niche.

In 2007, we sold 6,290 homes as compared to 7,778 in the prior year, with a 9% decrease in average sales price to $286,800.  Our 2007 cancellation rate, as a percentage of gross sales, was 37%, compared to 35% in 2006, 24% in 2005 and our historical average of 20% to 25%.

In 2006, we took home orders for 7,778 homes, a decrease of 26% compared to the 10,571 home orders in 2005 primarily due to the decline in demand in many of our homebuilding markets, partially offset by home sales at new communities, which increased by 16%  to 213 actively selling communities at December 31, 2006.

West.  Our West Region continues to be the most impacted by the homebuilding downcycle.  Consumer confidence in California and Nevada is still low, and homeowners are hesitant to commit to a home purchase until they feel that their new home will not lose value.  Additionally, sub-prime market failures and resulting tighter underwriting standards are also making it more difficult for buyers to qualify for mortgages to purchase their new home and for move-up buyers to sell their existing homes.  All of these factors contributed to the $210.4 million decline in sales volume to $458.7 million in 2007 as compared to $669.1 million in 2006, with 197 fewer homes and a 19% lower average sales price.

Our West Region posted significantly weaker order volume in 2006, decreasing 45% in the value of home orders, with our fourth quarter order value for this region also falling 45%, reflecting the continued slowing from the unusually robust sales pace seen in previous years in these markets.

Central.  The Central Region experienced a $482.6 million decline to $1.2 billion of sales in 2007 as compared to $1.7 billion in 2006.  This decline is primarily due to $270.1 million and 630 unit decline in Arizona and a $224.1 million and 872 unit decline in Texas in 2007 versus 2006.  Although Texas has been experiencing recent declines in sales volume and average selling prices, as it did not participate in the market upcycle in recent years, its overall decreases have been relatively minimal to date.

In 2006, a weaker housing market in Arizona contributed to a 48% decrease in the value of home orders in Arizona.  While average sales price per home held steady due to changes in sales mix offsetting price decreases, the number of home orders declined 1,605 to 6,257 for the Region, reflecting the deterioration in the local market from the strong demand a year earlier.  In Texas, despite a very competitive market, we experienced moderate demand in all of our markets and received orders for 4,299 homes valued at $1.1 billion in 2006, increases of 1% and 9%, respectively, compared to 4,264 home orders with a value of $983.6 million in 2005. Additionally, the Central Region increased its number of actively-selling communities to 169 as of December 31, 2006, as compared to 146 a year ago, also offsetting slower sales and high cancellations.

East.  Our 2007 sales volume increased by 168 homes to $99.4 million as compared to $65.1 million in 2006.  The increase is mainly due to improved performance in our Central Florida operations, which opened three new communities during the year.  We also had slightly positive sales volumes in Ft. Myers as compared to negative full-year sales units and dollars in 2006.

In 2006, the number of home sales in Florida decreased by 200 orders to 210 units worth $65.1 million, a 49% and 64% decrease over 2005.  This decrease is due to the extremely difficult market conditions in Ft. Myers/Naples, where demand and pricing power have declined at a faster pace than the rest of the nation.

Order Backlog. Companywide. Our backlog represents net sales contracts that have not closed.  As discussed, the homebuilding downturn and resulting decreasing pricing power, higher cancellation rates and the 2007 closing all contributed to a 44% or $530.1 million decrease in our 2007 backlog to $670.0 million as compared to $1.2 billion in 2006.  The decrease is attributed to both the lower volume of backlog homes to 2,288 units in 2007 versus 3,685 units in 2006 and the lower average sales prices of $292,800 in 2007, a 10% decrease from 2006.

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

West.  As noted previously, our West Region’s poor sales volumes and weak local homebuilding markets translated to a 34% or $51.3 million decrease in backlog dollars to $100.2 million as of December 31, 2007.  The homebuilding market continues to be very challenging in California and Nevada, and we do not anticipate relief in the current market conditions until the existing supply of new and existing home inventory is absorbed.

In 2006, the West Region experienced a 72% decrease in dollar backlog as compared to 2005.  In California, we had a decrease in the dollar value of backlog of 69%, reflecting weaker demand in the fourth quarter, while Nevada’s 57 backlog units represent an 84% decrease over the prior year. High cancellation rates were a primary factor causing the reduced backlog.

Central.  The Central Region backlog decreased 1,244 units and $425.2 million to 1,915 units and $523.0 million at December 31, 2007 as compared to the prior year.  The decrease is primarily due to unit declines of 737 and 515 from 2006 to 2007 in Texas and Arizona, respectively, as well as decreases in average sales price, mostly from the 20% decrease in average sales price in Arizona during the period.

As of December 31, 2006, the Central Region had 3,159 homes in backlog, a decrease of 32% over 2005.  In Arizona, the number of homes in backlog decreased 63% and the value of those homes decreased 59%.  These results were partially offset by Texas, where homes in backlog increased 2% to 2,209 from 2,173 at December 31, 2005 with an increase of 14% in value to $582.2 million.

East.  Backlog at December 31, 2007 was $46.7 million and 145 homes, 53% and 40% decreases from 2006, respectively.  As mentioned above, the wind-down of operations in Ft. Myers, coupled with modest decreases in the rest of Florida, were the primary cause for these declines.

We ended 2006 with 243 homes in backlog in Florida with a value of $100.3 million, decreases of 65% and 63%, respectively, from 2005.  The poor homebuilding market conditions and high cancellation rates, particularly in Ft. Myers/Naples, were the main cause for these declines.

Other Operating Information

	Years Ended December 31,
	($ in thousands)
	2007	2006	2005
Home Closing Gross (Loss)/Profit
West
Home closing gross (loss)/profit	$(162,141)	$198,890	$319,759
Percent of home closing revenue	(31.8)%	18.7%	27.8%

Central
Home closing gross profit	$219,986	$486,780	$348,998
Percent of home closing revenue	13.2%	22.7%	21.0%

East
Home closing gross (loss)/profit	$(32,710)	$26,318	$37,696
Percent of home closing revenue	(21.4)%	11.0%	20.4%

Total
Home closing gross profit	$25,135	$711,988	$706,453
Percent of home closing revenue	1.1%	20.7%	23.6%

Home Closing Gross Profit.  Companywide.  Home closing gross profit represents home closing revenue less cost of home closings, including impairments. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

Home closing gross profit percentage decreased to 1.1% in 2007 as compared to 20.7% in 2006, primarily as a result of real estate-related impairments.  The gross margins of 2006 were comprised of home closings generated by sales in mid to late 2005 and early 2006 during the homebuilding market boom and therefore, were less impacted by the homebuilding cycle downturn, although they do include some real-estate related impairments.

Home closing gross profit for 2007 of $25.1 million includes $327.2 million related to real estate-related impairments.  In 2006, we recorded $78.3 million of such impairments.  These impairments were recorded as part of our quarterly review of the fair value of our real estate assets and the determination that the acquisition of certain properties under contract was no longer economically viable.  Excluding these charges, gross margins were $352.4 million, or 15.1% for 2007, and $790.3 million, or 22.9% in 2006.  Going forward, we believe that as prices continue to reflect the current state of the homebuilding industry, our margins will remain at levels lower than the historically high levels experienced during the last two years.  In addition, home closings in communities that have been previously impaired, which have sub-standard margins, will continue to negatively impact our average gross margin percentages.  In recent quarters, we have also increased the number, type and amount of incentives we offer, as reflected by lower average sales prices in our backlog.  The types of incentives we offer vary from market to market, community to community and model to model and may include a discount on home price, free or discounted upgrades and options, and the payment of a portion of the buyer’s closing costs.  Continuing incentives, which impact sales prices, can also be expected to have an adverse effect on our gross and net margins over the next several quarters.

Our 2006 Companywide gross profit of 20.7% is 290 basis points below our 2005 gross profit of 23.6%.  Our 2006 gross profit included real estate inventory impairments and write-offs of option deposits and pre-acquisition costs of $78.3 million, which is 2.3% of total home closing revenue.  Excluding such charges, our 2006 and 2005 margins are relatively comparable as many of the 2006 closings reflect the favorable pricing conditions of 2005, when many of these homes were sold.

West.  Our West Region experienced a significant drop in home closing gross profit to a gross loss of $162.1 million for 2007, due to real estate-related impairments and the continuing trends of lower average sales price of closed homes driven by weak demand, as previously discussed.  Gross profit was $198.9 million in 2006, a difference of $361.0 million.  The Region recorded $197.9 million and $36.9 million of real estate-related impairments for 2007 and 2006, respectively, which impacted home closing gross margins.  Excluding these impairments, gross margin would have been 7.0% and 22.1% for the same periods.

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

Central.  The Central Region’s 13.2% home closing gross profit for 2007 decreased 950 basis points, as compared to 22.7% in 2006.  Despite these decreases, margins in this Region remained positive due to the minimal impairments recorded in Texas.  The decrease is attributed to both the decrease in pricing power in Arizona, as well as the shift in the Region’s mix to Texas closings, as Texas, which has historically had lower home gross margins, continues to become a more significant portion of the Region’s, and of the Company’s, total sales and closings.  We expect to have lower gross margins throughout 2008.  The Central Region also recorded $77.0 million of real estate-related impairments that impacted home closing gross margins in 2007, compared to $13.7 million in 2006.  The impairment charges reduced gross margin by 461 and 60 basis points in 2007 and 2006, respectively.

The Central Region experienced a 170 basis point increase in gross profit percentage in 2006 to 22.7% as compared to 2005.  This increase is due primarily to the mix of homes sold in Arizona, with higher margin communities contributing a larger percentage of the sales.  The Central Region also recorded $13.7 million of impairments and write-downs as discussed above.

East.  This Region, like the West, experienced a home closing gross loss when compared to a year ago, with a gross loss of $32.7 million for the year ended December 31, 2007 as compared to gross profit of $26.3 million for the prior year.  The home closing gross losses are due to $52.3 million of real estate-related impairments during 2007.  The impairment charges in the prior year were $27.7 million.  Excluding these impairments, gross margin would have been 12.8% and 22.6% for the Region for 2007 and 2006, respectively.  The gross margins in 2007 were also impacted by the difficult market conditions experienced in Ft. Myers/Naples.

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

	Years Ended December 31,
	($ in thousands)
	2007	2006	2005
Commissions and Other Sales Costs
Dollars	$196,464	$216,341	$160,114
Percent of home closing revenue	8.4%	6.3%	5.3%

General and Administrative Expenses
Dollars	$106,161	$164,477	$124,979
Percent of total closing revenue	4.5%	4.8%	4.2%

(Benefit)/Provision for Income Taxes
Dollars	$(167,631)	$138,655	$160,560
Percent of earnings before provision for income taxes	(36.7)%	38.1%	38.6%

Commissions and Other Sales Costs. Commissions and other sales costs, such as advertising and sales office expenses, as a percentage of home closing revenue, increased to 8.4% for 2007 from 6.3% for 2006.  These increases are primarily the result of a 100 basis point increase in our commission costs as a percentage of closing revenue due to the larger number of homes sold with the participation of outside commissioned sales agents.  This increase also reflects additional costs incurred for increased sales and marketing efforts across our markets, as well as a larger number of model homes resulting primarily from a 3% increase in community count to 220 at December 31, 2007 versus 213 at December 31, 2006.

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

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative expenses as a percentage of total revenue decreased to 4.5% in 2007 to $106.2 million as compared to 4.8% in 2006.  Our 2007 balance includes $10.9 million related to tender offer costs associated with the cancellation of certain employee and director stock options, and $3.1 million of severance and related costs.  The 2006 balance includes $13.4 million of severance costs, primarily from the resignation of our former Co-CEO.  Excluding these charges, our general and administrative expenses were 3.9% and 4.4% of total revenue for 2007 and 2006, respectively. The current year’s general and administrative costs reflect our concentrated efforts to control overhead expenses, a $58.3 million reduction in dollars of administrative expenses in 2007 as compared to 2006.  The reductions are mostly due to lower salaries and compensation expense resulting from decreases in employee head count and other cost-cutting measures.

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

Income Taxes. Our overall effective tax rate was 36.7% for 2007, compared to 38.1% for 2006.  This change in our effective tax rate during 2007 compared to 2006 was attributable to a current year decrease in the allowable tax deduction for domestic manufacturing, a reduction adjustment made to a prior year domestic manufacturing deduction due to the carry back of our current federal pretax loss, decreases in unrecognized tax benefits, and decreases in state tax benefits for the current year due to the valuation allowance against state deferred tax assets.

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

Goodwill and Related Impairments

                In 2007, we wrote off $130.5 million of our goodwill and related intangible assets as a result of the weakened homebuilding market and accounting valuation techniques that incorporate the declining stock prices in deriving the fair values of our reporting units.  These charges resulted in a complete write-down of all of our remaining goodwill.

Liquidity and Capital Resources

Our principal uses of capital in 2007 were operating expenses, lot development, home construction, income taxes, investments in joint ventures, land and property purchases, and the payment of various liabilities.  We use a combination of borrowings and funds generated by operations to meet our short-term working capital requirements.  Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings.  Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities.  Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.  In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cost associated with home and land construction has been previously incurred.

We believe that we have strict controls and a defined strategy for companywide cash management, particularly as related to cash outlays for land and inventory development.  Although we had $20.6 million of cash used by operating activities for full year 2007, we generated over $145 million of positive operating cash flows in the second half of 2007, demonstrating our strict adherence to our tight cash control procedures, particularly in light of current market conditions.  The negative cash flow in the first half of 2007 was primarily due to lot inventory purchases and unsold inventory construction and carry costs.

We amended our Credit Facility in September 2007.  This amendment provided covenant relief under our interest coverage ratio, our most restrictive covenant, creating additional flexibility to weather these difficult financial times.  However, the amendment also permanently decreased our capacity under the Credit Facility, which expires in 2011, to $800 million, from $850 million.  If we continue to experience the continuing declines throughout our industry, we may not have sufficient liquidity under our Credit Facility.  Additionally, if our financial condition deteriorates due to a worsening in the homebuilding industry or other factors, we may continue to be challenged to meet our covenants and we may be required to further modify the facility and assess the viability of other methods of raising equity and/or debt capital.  Our goal is to have adequate liquidity during the current market decline and emerge with enough resources to take advantage of opportunities when the market turnaround begins.  There can be no assurances, however, that if needed, we will be able to obtain such modifications or raise such capital on terms that are acceptable to us, or at all.

Unsecured Revolving Credit Facility

In September 2007, we amended our Credit Facility to (i) reduce the total facility size to $800 million from $850 million, (ii) modify the applicable interest rate by 20.0 to 27.5 basis points, depending upon our Leverage Ratio (as defined), (iii) reduce the Interest Coverage Ratio (as defined) for a period of up to nine consecutive quarters below 2.00 to 1.00 interest coverage (“Reduced Interest Coverage Period”), and (iv) to further reduce the Interest Coverage Ratio for a period of up to three consecutive quarters to a minimum of 0.50 to 1.00 interest coverage within the nine consecutive quarters (“Partial Suspension Period”).  In addition, during the period when the Interest Coverage Ratio is below 1.00 to 1.00, the individual Quarterly Interest Coverage Ratio cannot be less than 1.00 to 1.00 for more than four consecutive quarters.

During any period where the Interest Coverage Ratio is below 2.00 to 1.00, the Leverage Ratio (as defined) cannot exceed 2.00 to 1.00, and the Leverage Ratio decreases further as the Interest Ratio decreases below 2.00 to 1.00 for each four trailing four-quarter period.  The Leverage Ratio during the Partial Suspension Period cannot be greater than 1.40 to 1.00.

During the Reduced Interest Coverage Period, we are prohibited from paying dividends, buying back Company stock or prepaying any senior or subordinated notes.

After the September 2007 amendment, the Credit Facility had key financial and other covenants:

•                  requiring us to maintain tangible net worth of at least $600 million plus 50% of net income earned after December 31, 2006 plus 50% of the aggregate net increase in tangible net worth resulting from the sale of capital stock and other equity interests (as defined);

•                  prohibiting our ratio of indebtedness (including accrued expenses) to tangible net worth from being greater than 2.25 to 1;

•                  requiring us to maintain a ratio of EBITDA (including interest amortized to cost of sales) to interest incurred (as defined) of at least 2.0 to 1 (subject to reduction during the Reduced Interest Coverage Period);

•                  prohibiting the net book value of our land and lots where construction of a home has not commenced to exceed 125% of tangible net worth plus 50% of the aggregate outstanding and prohibiting the net book value of our raw land where grading or infrastructure improvements have not begun to exceed 20% of tangible net worth;

•                  limiting the number of unsold housing units and model units that we may have in our inventory at the end of any fiscal quarter as follows:

(1)          unsold homes cannot exceed the greater of 30% of the number of home closings within the four fiscal quarters ending on such date or 60% of the number of unit closings within the two fiscal quarters ending on such date; and

(2)          model homes cannot exceed 10% of the number of home closings within the four fiscal quarters ending on such date; and

•                  prohibiting us from entering into any sale and leaseback transaction, excluding the sale and leaseback of model homes.

In May 2007, we amended our Credit Facility to extend the maturity to May 18, 2011 and make changes to certain covenants and definitions, including (i) changing certain aggregate asset-type limitations within the borrowing base, (ii) increasing the minimum consolidated tangible net worth requirement to $600 million plus 50% of consolidated net income (as defined) for each full fiscal quarter ending after December 31, 2006, plus an amount equal to 50% of the aggregate increases in consolidated tangible net worth (as defined) after December 31, 2006 by reason of the issuance and sale of equity interests, plus an amount equal to the net worth of any person who becomes a guarantor after December 31, 2006 by reason of merger or acquisition and (iii) changing the covenants relating to restrictions on the total land and unsold units that we may own.

In June 2006, we amended our Credit Facility to increase our borrowing capacity by $50 million to $850 million and to make certain other minor changes.  The increase in capacity was made pursuant to an accordion feature contained in the Credit Agreement.  This accordion feature allows us to request from time to time an aggregate increase of up to $250 million in the maximum borrowing commitment. Each member of the lending group may elect to participate or not participate in any request we make. In addition, any increase in the borrowing capacity pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default.

In May 2006, we amended and restated our Credit Facility to (i) increase the borrowing capacity from $600 million to $800 million, and (ii) extend the term from May 2009 to May 2010.

At December 31, 2007, there was $82.0 million outstanding under the Credit Facility, and approximately $50.0 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts.  In addition, we had approximately $249.1 million in surety and performance bonds outstanding at December 31, 2007, and after considering our most restrictive bank covenants and borrowing base limitations, we had an additional $375.4 million of our current bank facility available to borrow at that date.

7.731% Senior Subordinated Notes

                In February 2007, we completed a $150 million offering of 7.731% senior subordinated notes due 2017.  These notes were issued at par, and their associated proceeds were used to pay down our Credit Facility.  The covenants related to these senior subordinated notes are substantially similar to the covenants of our senior notes discussed below.

6.25% Senior Notes

In March 2005, we completed the private placement of $350 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to us of approximately $344 million. The indenture which governs the 6.25% senior notes contains covenants that are substantially similar to the covenants in the indenture that governs our existing 7.0% senior notes discussed below, except that, among other things, the new indenture:

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

As of and for the year ended December 31, 2007, we were in compliance with the Credit Facility and senior and senior subordinated note covenants.  See Note 6 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for all outstanding balances on our senior and senior subordinated notes.  See Part II, Item 5 for additional discussions regarding our share repurchase program.

Land Option and Purchase Contracts

                We enter into various options and purchase contracts for land in the normal course of business.  Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement.  The pre-established number is typically structured to approximate our expected rate of home construction starts, although as demand slows, in some instances starts may fall below the pre-established minimum number of lot purchases.  Currently, our slower sales rate is causing us to take certain actions, including purchasing lots in advance of corresponding sales, re-negotiating the takedown schedules, and discontinuing lot purchases and forfeiting the related non-refundable option deposit.

During the first two quarters of 2007, we purchased almost 5,000 lots for a price of approximately $333 million.  In the latter half of 2007, we executed on our goal to reduce lots under control and manage takedowns and only acquired approximately 2,700 lots for about $187 million, a $146 million reduction from the first six months of the year.  At December 31, 2007, our total option and purchase contracts had purchase prices in the aggregate of approximately $790.3 million, on which we had made deposits of approximately $92.2 million in cash along with approximately $18.1 million in letters of credit.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

Reference is made to Notes 1, 3 and 4 in the accompanying Notes to consolidated financial statements included in this Annual Report on Form 10-K.  These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Principal, senior and senior subordinated notes	$630,000	$—	$—	$—	$630,000
Interest, senior and senior subordinated notes	319,794	42,570	85,140	85,140	106,944
Unsecured revolving credit facility	82,000	—	—	82,000	—
Other borrowing obligations (1)	19,073	6,358	12,715	—	—
Interest, other borrowing obligations (1)	2,003	1,215	788	—	—
Operating lease obligations (1)	40,609	12,712	16,347	7,590	3,960
Liabilities related to real estate not owned	6,478	2,373	4,105	—	—
FIN48 obligations including interest and penalties	5,793	3,029	2,764	—	—

Total	$1,105,750	$68,257	$121,859	$174,730	$740,904

(1)          As a part of our model home construction activities, we enter into lease transactions with third parties, the monthly payments for which are typically calculated by applying a LIBOR-based rate to the agreed upon basis of the leased asset. As discussed in Note 5 to our consolidated financial statements included in this report, at December 31, 2007 and 2006, approximately $19.1 and $26.8 million of these transactions were included in our balance sheet as model home inventory with a corresponding debt balance, which is included in the other borrowings category above.  Other payments relating to all other model home leases and other operating leases are included in the “Operating lease obligations” category. See Notes 3 and 14 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2007 or 2006.

Seasonality

We typically experience seasonal variations in our quarterly operating results and capital requirement.  Historically, we sell more homes in the first half of the fiscal year than in the second half, which results in more working capital requirements and home closings in the third and fourth quarters. We expect this seasonal pattern to continue, although it may be affected by the continuing downturn in the homebuilding industry.

Recent Accounting Standards

See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility. The interest rate relative to this borrowing fluctuates with the Prime and LIBOR lending rates. At December 31, 2007, we had $82.0 million drawn under our Credit Facility that would be subject to changes in interest rates. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of $350.0 million in principal of our 6.25% senior notes, $130.0 million in principal of our 7.0% senior notes, and $150.0 million of our 7.731% senior subordinated notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt.

The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2007 follows:

	December 31, 2007 For the Years Ended December 31,											Fair Value at December 31,
	2008		2009		2010		2011		2012	Thereafter	Total	2007
	(dollars in millions)

Fixed rate	$—		—		—		—		—	$630.0	$630.0	$430.6	(a)
Average interest rate	—		—		—		—		—	6.76%	6.76%	n/a

Variable rate	$6.4	(b)	10.8	(b)	1.9	(b)	82.0	(c)	—	—	$101.1	$101.1
Average interest rate	—		—		—		—		—	—	—	n/a

(a) Fair value of our fixed rate debt at December 31, 2007, is based on quoted market prices by independent dealers.

(b) Balance relates to our on-balance-sheet model home lease program. Although we have no legal obligation to repay this amount, generally accepted accounting principles require we include this liability and a related asset in our consolidated financial statements. The lease payments required under this program are based on the outstanding principal amount at approximately 7.53% of such amount per annum.

(c) $82.0 million relates to our revolving credit facility which carries a variable interest rate of LIBOR plus 1.50% per annum or Prime.  Although there is no readily available public market for this debt, we approximate that its fair value is between 75%-80% of its stated amount.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages. Other required financial information is more fully described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meritage Homes Corporation

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, using the modified prospective method. In addition, as discussed in Note 10 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 25, 2008

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)
Assets
Cash and cash equivalents	$27,677	$56,710
Income tax receivable	67,424	—
Other receivables	56,079	68,725
Real estate	1,267,879	1,530,602
Real estate not owned	13,629	5,269
Deposits on real estate under option or contract	87,191	167,132
Investments in unconsolidated entities	26,563	114,250
Property and equipment, net	30,973	40,712
Deferred tax asset, net	139,057	28,119
Goodwill	—	129,659
Intangibles, net	8,181	9,492
Prepaid expenses and other assets	23,728	19,855

Total assets	$1,748,381	$2,170,525

Liabilities
Accounts payable	$59,680	$117,443
Accrued liabilities	202,790	266,683
Home sale deposits	19,484	42,022
Liabilities related to real estate not owned	6,388	4,269
Loans payable and other borrowings	101,073	254,640
Senior notes	628,802	478,636

Total liabilities	1,018,217	1,163,693

Stockholders’ Equity
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 34,144,924 and 34,035,084 shares at December 31, 2007 and 2006, respectively	341	340
Additional paid-in capital	347,796	332,652
Retained earnings	570,789	862,602
Treasury stock at cost 7,891,068 shares	(188,762)	(188,762)

Total stockholders’ equity	730,164	1,006,832

Total liabilities and stockholders’ equity	$1,748,381	$2,170,525

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Home closing revenue	$2,334,141	$3,444,286	$2,996,946
Land closing revenue	9,453	17,034	4,156
Total closing revenue	2,343,594	3,461,320	3,001,102

Cost of home closings	(1,981,776)	(2,654,030)	(2,290,493)
Cost of land closings	(8,414)	(16,392)	(3,619)
Home impairments	(327,230)	(78,268)	—
Land impairments	(13,128)	—	—
Total cost of closings and impairments	(2,330,548)	(2,748,690)	(2,294,112)

Home closing gross profit	25,135	711,988	706,453
Land closing gross (loss)/profit	(12,089)	642	537
Total closing gross profit	13,046	712,630	706,990

Commissions and other sales costs	(196,464)	(216,341)	(160,114)
General and administrative expenses	(106,161)	(164,477)	(124,979)
Goodwill and related impairments	(130,490)	—	—
(Loss)/earnings from unconsolidated entities, net	(40,229)	20,364	18,337
Interest expense	(6,745)	—	—
Other income, net	10,561	11,833	7,468
Loss on extinguishment of debt	—	—	(31,477)

(Loss)/earnings before income taxes	(456,482)	364,009	416,225
Benefit/(provision) for income taxes	167,631	(138,655)	(160,560)

Net (loss)/earnings	$(288,851)	$225,354	$255,665

(Loss)/earnings per share:
Basic	$(11.01)	$8.52	$9.48
Diluted	$(11.01)	$8.32	$8.88

Weighted average number of shares:
Basic	26,225	26,448	26,977
Diluted	26,225	27,102	28,787

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2007, 2006 and 2005
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance at January 1, 2005	31,460	$315	$209,630	$381,583	$(68,973)	$522,555

Net earnings	—	—	—	255,665	—	255,665
Income tax benefit from stock option exercises	—	—	10,465	—	—	10,465
Exercise of stock options	617	6	6,985	—	—	6,991
Purchase of treasury stock	—	—	—	—	(14,405)	(14,405)
Stock option expense	—	—	25	—	—	25
Issuance of common stock	1,035	10	69,699	—	—	69,709

Balance at December 31, 2005	33,112	331	296,804	637,248	(83,378)	851,005

Net earnings	—	—	—	225,354	—	225,354
Income tax benefit from stock option exercises	—	—	10,777	—	—	10,777
Exercise of stock options	923	9	13,526	—	—	13,535
Purchase of treasury stock	—	—	—	—	(105,384)	(105,384)
Stock option expense	—	—	11,545	—	—	11,545

Balance at December 31, 2006	34,035	340	332,652	862,602	(188,762)	1,006,832

Net loss	—	—	—	(288,851)	—	(288,851)
Income tax benefit from stock option exercises	—	—	445	—	—	445
Exercise of stock options	110	1	1,891	—	—	1,892
Stock option expense	—	—	8,966	—	—	8,966
Stock option tender offer, net	—	—	3,842	—	—	3,842
FIN48 adoption – unrecognized tax benefits	—	—	—	(2,962)	—	(2,962)

Balance at December 31, 2007	34,145	$341	$347,796	$570,789	$(188,762)	$730,164

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net (loss)/earnings	$(288,851)	$225,354	$255,665
Adjustments to reconcile net (loss)/earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	17,818	23,729	17,207
Write-off of senior note issuance cost	—	—	4,977
Real estate-related impairments	340,358	78,268	—
Goodwill-related impairments	130,490	—	—
Increase in deferred taxes	(112,295)	(48,984)	(5,965)
Stock-based compensation	8,966	11,545	—
Tender offer stock compensation expense	10,866	—	—
Income tax benefit from stock option exercises	—	—	10,465
Excess income tax benefit from stock-based awards	(346)	(8,938)	—
Equity in losses/(earnings) of unconsolidated entities (includes $57.9 million of impairments to joint ventures in 2007)	40,229	(20,364)	(18,337)
Distributions of earnings from unconsolidated entities	15,929	17,126	16,140
Changes in assets and liabilities, net of effect of acquisitions:
Decrease (increase) in real estate	24,764	(182,391)	(364,571)
Decrease (increase) in deposits on real estate under option or contract	17,048	(19,785)	(33,455)
Increase in receivables and prepaid expenses and other assets	(63,106)	(7,569)	(40,805)
(Decrease) increase in accounts payable and accrued liabilities	(139,945)	(55,678)	208,968
(Decrease) increase in home sale deposits	(22,538)	(34,277)	21,954
Net cash (used in) provided by operating activities	(20,613)	(21,964)	72,243

Cash flows from investing activities:
Investments in unconsolidated entities	(28,624)	(51,909)	(89,085)
Distributions of capital from unconsolidated entities	31,475	18,959	20,799
Cash paid for acquisitions	—	—	(152,425)
Cash paid for earn-out agreements	—	—	(1,929)
Purchases of property and equipment	(13,349)	(25,850)	(25,279)
Proceeds from sales of property and equipment	821	1,080	492
Net cash used in investing activities	(9,677)	(57,720)	(247,427)

Cash flows from financing activities:
Net (repayments)/borrowings under Credit Facility	(144,500)	153,900	72,000
Proceeds from loans payable and other borrowings	—	847	462
Proceeds from issuance of senior and senior subordinated notes	150,000	—	343,835
Debt issuance costs	(5,428)	—	—
Proceeds from sale of common stock, net	—	—	69,709
Purchase of treasury stock	—	(105,384)	(14,405)
Payments for stock option tender offer	(1,053)	—	—
Payments for repurchase of senior notes	—	(1,254)	(285,472)
Excess income tax benefit from stock-based awards	346	8,938	—
Proceeds from stock option exercises	1,892	13,535	6,991
Net cash provided by financing activities	1,257	70,582	193,120

Net (decrease) increase in cash and cash equivalents	(29,033)	(9,102)	17,936
Cash and cash equivalents, beginning of year	56,710	65,812	47,876
Cash and cash equivalents, end of year	$27,677	$56,710	$65,812

See Supplemental Disclosure of Cash Flow Information at Note 11.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Meritage Homes is a leading designer and builder of single-family attached and detached homes in the historically high-growth regions of the southern and western United States, based on the number of home closings. We offer first-time, move-up, luxury and active adult homes to our targeted customer base. We have operations in three regions:  West, Central and East, which are comprised of 12 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Through our successors, we commenced our homebuilding operations in 1985.  Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes. At December 31, 2007, we were actively selling homes in 220 communities, with base prices ranging from approximately $100,000 to $1,060,000.

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

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $9.6 million and $51.6 million are included in cash and cash equivalents at December 31, 2007 and 2006, respectively.

Real Estate. Real estate is stated at cost unless the community is determined to be impaired, at which point the inventory is written down to fair value as required by the guidance of SFAS No. 144.  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and overhead costs incurred during development and construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis.  The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and expected to be incurred) based upon the total number of homes expected to be closed in each community.  Any changes to the estimated total development costs of a community are allocated on a relative value basis to the remaining home in the community.  When a home is closed, we generally have not yet paid all costs incurred to complete it.  At the time of close, we record a liability and a charge to cost of sales for the amount we expect will ultimately be paid to complete the home.

Typically, our building cycle ranges from four-to-five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of homes.  Actual community lives will vary, based on the size of the community and the associated absorption rates.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives.  Additionally, the current slow-down in the housing market has negatively impacted our sales pace, thereby also extending the lives of certain communities.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, land inventory and related real-estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  SFAS No. 144 requires that impairment charges are to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at community level; therefore, changes in local conditions may effect one or several of our communities.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Existing and continuing communities:  When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real-estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  The fair value of the communities’ assets is determined using various valuation techniques, including discounted cash flow models with impairments charged to cost of home closing in the period during which the fair value is less than the assets’ carrying amount.  Our key estimates in deriving fair value are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, and (iv) alternative land uses including disposition of all or a portion of the land owned.

Option deposits and pre-acquisition costs: We also evaluate assets associated with future communities for impairments on a quarterly basis.  Using similar techniques described in the existing communities section above, we determine if the contributions to be generated by our future communities are acceptable to us.  If the projections indicate that the communities are still profitable and generating acceptable margins, the assets are determined to be fully recoverable and no impairments are required.  In cases where we determine to abandon the project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  We may also elect to continue with a project that may not be generating an accounting profit due to expected future cash flow that may be generated or other factors.  In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.

The real-estate and joint-venture impairment charges recorded during 2007 and 2006 were as follows (in thousands) (there were no impairments recorded in 2005):

	Year Ended December 31,
	2007	2006

Terminated option/purchase contracts
West	$63,550	$18,494
Central	36,994	10,714
East	31,080	25,390
Total	131,624	54,598

Real estate inventory impairments
West	134,383	18,382
Central	40,052	2,967
East	21,171	2,321
Total	195,606	23,670

Impairments of joint venture investments
West	12,590	—
Central	42,484	—
East	2,866	—
Total	57,940	—

Impairments of land held for sale
West	7,574	—
Central	5,554	—
East	—	—
Total	13,128	—

Total impairments
West	218,097	36,876
Central	125,084	13,681
East	55,117	27,711
Total	$398,298	$78,268

The impairment charges were based on our fair value calculations, which are affected by current market conditions, such as the continued downturn of the homebuilding market, assumptions and expectations, all of which are highly subjective and may differ significantly from actual results if market conditions change.

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. The deposits are then transferred to real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable.  The review of the likelihood of the acquisition of contracted lots is completed in conjunction with the real estate impairment analysis noted above.

Property and Equipment, net. Property and equipment, net, at December 31, 2007 and 2006 consists of approximately $13.8 million and $20.4 million, respectively, of computer and office equipment and approximately $17.2 million and $20.3 million, respectively, of model home furnishings, and is stated at cost less accumulated depreciation. Accumulated depreciation related to these assets amounted to approximately $49.1 million and $33.6 million at December 31, 2007 and 2006, respectively. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repair costs are expensed as incurred.

Deferred Costs. At December 31, 2007 and 2006, deferred costs representing debt issuance costs totaled approximately $7.9 million and $3.9 million, net of accumulated amortization of approximately $1.6 million and $0.9 million, respectively, and are included on our consolidated balance sheets within prepaid expenses and other assets. The costs are primarily amortized using the straight line method which approximates the effective interest method. Additionally, we wrote off approximately $5.0 million of deferred costs related to our 9.75% senior notes of which $278.8 million in aggregate principal amount was repurchased during 2005.

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

Intangibles, net. Intangible assets consist primarily of non-compete agreements and floor plan designs acquired in connection with our September 2005 acquisition of Greater Homes. These intangible assets were valued at the acquisition date utilizing accepted valuation procedures. The non-compete agreements and floorplan designs are being amortized over their estimated useful lives. During 2007 and 2006, we wrote off approximately $1.1 million and $3.0 million, respectively, of intangibles in Florida that we no longer plan to use. The cost and accumulated amortization of our remaining intangible assets was $7.4 million and $5.5 million, respectively, at December 31, 2007.  The amortization expense in 2007 was $0.8 million and is expected to be approximately $0.7 million in 2008 and $0.7 and $0.5 million per year in 2009 and 2010, respectively.

Additionally, in accordance with AICPA Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, we have capitalized software costs at December 31, 2007 and 2006 with a basis of $5.2 and $4.4 million, which is net of accumulated amortization of $7.6 and $5.4 million, respectively.  In 2007, amortization expense was approximately $2.1 million related to the capitalized software costs and is expected to be approximately $1.3, $1.3, $1.3, $1.0 and $0.3 in 2008, 2009, 2010, 2011 and 2012, respectively.  Additionally, we have $1.1 million of capitalized software costs that are still in the application stage.

Accrued Liabilities. Accrued liabilities at December 31, 2007 and 2006 consisted of the following (in thousands):

	At December 31,
	2007	2006
Accruals related to real estate development and construction activities	$91,607	$120,604
Payroll and other benefits	29,604	54,893
Accrued taxes	2,962	9,112
Warranty reserves	36,633	28,437
Other accruals	41,984	53,637
Total	$202,790	$266,683

Revenue Recognition. Revenue from closings of residential real estate is recognized when closings have occurred, the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally the close of escrow.  Revenue is reported net of any discounts and incentives.

Cost of Home Closings. Cost of home closings includes direct home construction costs, closing costs, land acquisition and development costs, development period interest and common costs. Direct construction costs are accumulated during the period of construction and charged to cost of closings under specific identification methods, as are closing costs.  Estimates of costs incurred or to be incurred but not paid are accrued and expensed at the time of closing.

Estimated future warranty costs are charged to cost of home closings in the period when the revenues from the related home closings are recognized. Costs are accrued based upon historical experience and generally range from 0.8% to 1.5% of the home’s sales price.

Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.  We also evaluate cumulative losses over a four-year period, based on the current and prior three years.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations.  Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Advertising Costs. The Company expenses advertising costs as they are incurred. Advertising expense was approximately $31.3 million, $35.6 million and $21.7 million in fiscal 2007, 2006 and 2005, respectively.

Stock Splits. In January 2005, we completed a two-for-one split of our common stock in the form of stock dividends.

Earnings Per Share. We compute basic earnings per share by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  In periods of net losses, no dilution is computed.

Stock-Based Compensation.  In 2006, we adopted Statement SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation.  Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.  As a result, in periods prior to fiscal year 2006, no compensation expense was recognized for stock options granted to employees as we did not grant stock options with exercise prices below the market price of the underlying stock on the date of the grant.

SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date (January 1, 2006 for us), as well as to the unvested portion of awards outstanding as of the required effective date.  We use the Black-Scholes model to value new stock option grants under SFAS No. 123R.  We have applied the “modified prospective method” for existing grants, which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period.  SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow.

Goodwill. Analysis of the potential impairment of goodwill requires a two-step process, as stated in SFAS No. 142, Goodwill and Other Intangible Assets.  We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable.  Our operations in each state are considered a reporting unit.  The first step is the estimation of the fair value of each reporting unit.  In determining fair value, we use various valuation methodologies, including discounted cash flows and enterprise value computations.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

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

During 2007, we estimated the fair value of our reporting units based on a discounted projection of future cash flows, supported with a market based valuation of our company as a whole, and concluded that an impairment loss was probable and could be reasonably estimated for our reporting units.  Based on these results, the goodwill balance was impaired $129.4 million in 2007, resulting in a full write-down of all of our remaining goodwill.  There were no such impairments in 2006 or 2005.  See Note 7 for additional information.

Off-Balance-Sheet Arrangements – Joint Ventures.  We participate in 12 active homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  We also enter into mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  See Note 4 for additional information.

Off-Balance-Sheet Arrangements – Other.  We often acquire finished building lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  See Note 3 for further discussion.

We obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letter of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At December 31, 2007, we had approximately $31.9 million in outstanding letters of credit and $221.1 million in performance bonds for such purposes.  We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Fair Value of Financial Instruments. We determine fair value of financial instruments as required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments.  The value of our fixed-rate debt is based on quoted market prices by independent dealers.

The estimated fair value of our 7.0% senior notes at December 31, 2007 and 2006 was $95.6 and $128.1 million, respectively. The aggregate principal amount of these notes at December 31, 2007 and 2006 was $130.0 million.

The estimated fair value of our 6.25% senior notes at December 31, 2007 and 2006 was $245.0 million and $332.5 million, respectively. The aggregate principal amount of these notes at December 31, 2007 and 2006 was $350.0 million.

The estimated fair value of our 7.731% senior subordinated notes (issued in February 2007) at December 31, 2007 was $90.0 million.  The aggregate principal amount of these notes at December 31, 2007 was $150.0 million.

Our revolving credit facility carries an interest rate that is variable; however, due to additional credit risk associated with our industry, we approximate the fair value of this debt would reflect a 20-25% discount from its stated amount.

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our short-term financial instruments to approximate fair value.

Warranty.  We have certain obligations related to post-construction warranties and defects related to homes closed. We have estimated these reserves based on historical data and trends with respect to similar product types and geographical areas. We regularly review our warranty reserve and adjust it, as necessary, to reflect changes in trends as information becomes available.  A summary of changes in our warranty reserve follows (in thousands):

	Years Ended December 31,
	2007	2006

Warranty reserve, beginning of year	$28,437	$25,168
Additions to reserve	22,768	23,949
Warranty claims	(14,572)	(20,680)
Warranty reserve, end of year	$36,633	$28,437

Warranty reserves are included in accrued liabilities within the accompanying consolidated balance sheets. Additions to warranty reserves are included in cost of sales within the accompanying consolidated statements of operations.

Self-Insurance.  We self-insure certain risks, such as general liability, medical and workers’ compensation, up to pre-specified limits.  Our reserves are based on historical claims and estimates for claims incurred but not reported.

Recently Issued Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued a staff position delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008.  We are currently reviewing the effect of SFAS No. 157, if any, on our consolidated financial statements; however, it is not expected to have a material impact on our consolidated results.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in a company’s income tax returns.  The cumulative effect of adopting FIN 48 was an increase in tax reserves and a decrease of $3.0 million to the January 1, 2007 retained earnings balance.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (“SFAS No. 160”).  This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, January 1, 2009 for us, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.  We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements; however, we do not expect it to have a material impact on our consolidated results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”).  SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS No. 141(R) are effective for us for any business combinations occurring on or after January 1, 2009.

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate at December 31 consists of the following (in thousands):

	2007	2006
Homes under contract under construction	$327,416	$589,241
Finished home sites and home sites under development	596,752	592,949
Unsold homes, completed and under construction	236,099	271,559
Model homes	61,172	39,131
Model home lease program	19,073	26,831
Land held for development	27,367	10,891
	$1,267,879	$1,530,602

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. Certain information regarding interest follows (in thousands):

	Years Ended December 31,
	2007	2006
Capitalized interest, beginning of year	$33,016	$23,939
Interest incurred	62,176	52,063
Interest expensed	(6,745)	—
Amortization to cost of home and land closings and impairments	(47,051)	(42,986)
Capitalized interest, end of year	$41,396	$33,016

At December 31, 2007 and 2006, approximately $1.3 million and $1.9 million, respectively, of the capitalized interest is related to our joint venture investments and is a component of “Investments in Unconsolidated Entities” on our consolidated balance sheets.

NOTE 3 – VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if no party absorbs the majority of the expected losses, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46R, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

Based on the provisions of FIN 46R, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of land under contract and reflect such assets and liabilities as “Real estate not owned.”  The liabilities related to consolidated VIEs do not impact our debt covenant calculations.

We have applied FIN 46R by developing a methodology to determine whether or not we are the primary beneficiary of the VIE. Part of this methodology requires the use of estimates in assigning probabilities to various future cash flow possibilities relative to changes in the fair value and changes in the development costs associated with the property. Although we believe that our accounting policy properly identifies our primary beneficiary status with these VIEs, changes in the probability estimates could produce different conclusions.

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

The table below presents a summary of our lots under option at December 31, 2007 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash		Letters of Credit
Option contracts recorded on balance sheet as real estate not owned (1)(2)	693	$13,629	$7,241		$—

Option contracts not recorded on balance sheet – non-refundable deposits, committed (1)	13,106	669,368	56,061		17,694
Purchase contracts not recorded on balance sheet – non-refundable deposits, committed (1)	1,922	107,342	28,874		409
Total committed (on and off balance sheet)	15,721	790,339	92,176		18,103
Option contracts not recorded on balance sheet – non-refundable, uncommitted (1)(3)	1,330	64,391	2,156		—
Purchase contracts not recorded on balance sheet – refundable deposits, uncommitted (4)	202	5,239	100		—
Total uncommitted	1,532	69,630	2,256		—
Total lots under option or contract	17,253	859,969	94,432		18,103

Total option contracts not recorded on balance sheet	16,560	$846,340	$87,191	(5)	$18,103

(1)               Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)               The purpose and nature of these consolidated lot option contracts (VIEs) is to provide us with the option to purchase these lots in anticipation of building homes on these lots in the future.  Specific performance contracts are included in this balance.

(3)               Although we have made minimal non-refundable deposits, we have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(4)               Deposits are refundable at our sole discretion.  We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(5)               Amount is reflected in our balance sheet in the line item “deposits on real estate under option or contract” as of December 31, 2007.

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

NOTE 4 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in homebuilding and land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Based on the structure of these joint ventures, they may or may not be consolidated into our results.  Our joint venture partners generally are other homebuilders, land sellers or other real estate investors.  We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.  As of December 31, 2007, we had 12 active land ventures.

We also enter into mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to us or our joint ventures.  Our nine mortgage and title joint venture investments as of December 31, 2007 and 2006 were $1.1 million and $3.2 million, respectively.

For land development joint ventures, we, and in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the joint venture.  Option prices are generally negotiated prices that approximate market value when we enter into the option contract.  For homebuilding and land development joint ventures, our share of the joint venture earnings relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.  Therefore, we allocate any profit from such joint venture earnings to the land acquired by us as a reduction in the basis of the property.

Repayment Guarantees.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  At December 31, 2007, our share of these limited pro rata repayment guarantees was approximately $34.2 million, of which $29.2 million are “bad boy” guarantees in nature; however, as our consent is not required to trigger the guarantee, we have classified them as repayment guarantees.

“Bad Boy” Guarantees.  In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees).  These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe that the actions that would trigger the guarantee would generally be disadvantageous to the joint venture and to us; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so.  At December 31, 2007, we had outstanding guarantees of this type totaling approximately $88.2 million.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior and senior subordinated indentures.

Other Guarantees.  We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders.  These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review.

Surety Bonds.  We and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of December 31, 2007, we had approximately $27.0 million of surety bonds outstanding subject to these indemnity arrangements.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries.  In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners.  In connection with our periodic real estate impairment reviews, we accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated.  In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage.  In cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several.  We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows:

	At December 31,
	2007	2006
	(in thousands)
Assets:
Cash	$11,494	$14,392
Real estate	648,972	723,753
Other assets	29,664	25,722
Total assets	$690,130	$763,867

Liabilities and equity:
Accounts payable and other liabilities	$24,280	$26,639
Notes and mortgages payable	472,538	471,197
Equity of:
Meritage (1)	59,990	93,792
Other	133,322	172,239
Total liabilities and equity	$690,130	$763,867

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Revenue	$143,412	$100,322	$145,580
Costs and expenses	111,853	(51,717)	(91,289)
Net earnings of unconsolidated entities	$31,559	$48,605	$54,291
Meritage’s share of pre-tax earnings (2)(3)	$17,793	$21,170	$19,420

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

(2)               The joint venture financial statements above represent the most recent information available to us.  For joint ventures where we have impaired our investment, the joint venture partners have not reached a consensus or finalized the writedown amount and, therefore, the financial statements of the ventures do not yet reflect any real estate charges.  We believe, in these cases, that the fair values of the ventures may be less than the related debt.  Therefore, in 2007, we performed an independent analysis and recorded $57.9 million of impairments related to our joint venture investments.  There were no such impairments in 2006 or 2005.  As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials.  See Note 1 “Real Estate” for detail of our joint venture-related impairments.

(3)               Our share of pre-tax earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of operations.  Our share of pre-tax earnings excludes joint venture earnings related to lots we purchased from the joint ventures.  Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

In addition to the $57.9 million of impairments recorded in 2007, at December 31, 2007 and 2006, our investments in unconsolidated entities includes $2.3 million and $2.8 million, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We amortized approximately $0.8, $0.8 and $1.1 in 2007, 2006 and 2005, respectively.

Of the balances reflected in the joint venture table, approximately $379.7 million and $301.1 million of assets and liabilities, respectively, relate to our single largest joint venture, in which we are a 20% member.  Our investment in this venture has been impaired to a remaining balance of approximately $2.0 million, and our only other obligation related to this venture is approximately $11.0 million of interest payments secured by a letter of credit.  Except for the interest payments, the debt of this joint venture is non-recourse to us and is in compliance with all covenants and loan agreements.  This venture comprises $59.5 million of our “bad boy” guarantees.

Of the remaining balance of joint venture assets and liabilities, $161.1 million and $111.6 million, respectively, relate to four joint ventures in which we have interests ranging from 20% - 50%.  Of our “bad boy” debt guarantees, $28.7 million relate to two of these ventures.  These ventures have been notified that their debt is in default.  However, as all debt for these ventures is non-recourse to the partners and all investments have been fully impaired and related guarantees, as necessary, have been reserved, at this time we believe there is limited, or no further, exposure to us from these investments.

The other venture assets and liabilities primarily represent our seven other active land ventures and various inactive ventures in which we have a total investment of $21.0 million.  The debt of these ventures is in compliance with their respective agreements, and except for $5.0 million of our limited repayment guarantees, the debt is non-recourse to us.  These ventures have no bad boy guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  Our ownership percentage in these ventures is between 3% - 4%.  The debt on both ventures is non-recourse to us, and one of these joint ventures was recently notified of a default event on its debt.  Both ventures have partner completion guarantees.  The remaining $29.2 million of our limited repayment guarantees relate to these two joint ventures and are bad boy guarantees that may be triggered without our consent as previously discussed. At December 31, 2007 and 2006, our investments in unconsolidated entities recorded under the cost method were $1.7 and $17.7, respectively.

At December 31, 2007, our total investment in unconsolidated joint ventures of $26.6 million is primarily comprised of $4.1 million in our West Region and $21.6 million in our Central Region.  At December 31, 2006, our total investment in unconsolidated joint ventures of $114.3 million was primarily comprised of $35.2 million in our West Region and $74.7 million in our Central Region.

NOTE 5 – LOANS PAYABLE AND OTHER BORROWINGS

Loans payable at December 31 consist of the following (in thousands):

	2007	2006
$800 million unsecured revolving credit facility maturing May 2011 with extension provisions, with interest payable monthly approximating LIBOR (approximately 4.63% at December 31, 2007) plus 1.50% or Prime (7.25% at December 31, 2007).	$82,000	$226,500

Model home lease program, with interest in the form of lease payments payable monthly approximating 7.53% at December 31, 2007	19,073	26,831

Other borrowings, acquisition and development financing	—	1,309

Total loans payable and other borrowings	$101,073	$254,640

In September 2007, we amended our Credit Facility to (i) reduce the total facility size to $800 million from $850 million, (ii) modify the applicable interest rate by 20.0 to 27.5 basis points, depending upon our Leverage Ratio (as defined), (iii) reduce the Interest Coverage Ratio (as defined) for a period of up to nine consecutive quarters below 2.00 to 1.00 interest coverage (“Reduced Interest Coverage Period”), and (iv) to further reduce the Interest Coverage Ratio for a period of up to three consecutive quarters to a minimum of 0.50 to 1.00 interest coverage within the nine consecutive quarters.  In addition, during the period when the Interest Coverage Ratio is below 1.00 to 1.00, the individual Quarterly Interest Coverage Ratio cannot be less than 1.00 to 1.00 for more than four consecutive quarters. During the Reduced Interest Coverage Period, we are prohibited from paying dividends, buying back Company stock or prepaying any senior on subordinated notes.

In May 2007, we amended our Credit Facility to extend the maturity to May 18, 2011 and make changes to certain covenants and definitions, including (i) changing certain aggregate asset-type limitations within the borrowing base, (ii) increasing the minimum consolidated tangible net worth requirement to $600 million plus 50% of consolidated net income (as defined) for each full fiscal quarter ending after December 31, 2006, plus an amount equal to 50% of the aggregate increases in consolidated tangible net worth (as defined) after December 31, 2006 by reason of the issuance and sale of equity interests, plus an amount equal to the net worth of any person who becomes a guarantor after December 31, 2006 by reason of merger or acquisition and (iii) changing the covenants relating to restrictions on the total land and unsold units that we may own.

In June 2006, we amended our Credit Facility to increase our borrowing capacity by $50 million to $850 million and to make certain other minor changes.  The increase in capacity was made pursuant to an accordion feature contained in the Credit Agreement.

In May 2006, we amended our Credit Facility by increasing the facility from $600 million to $800 million and extending the term from May 2009 to May 2010.

The construction costs and related debt associated with certain model homes which are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet. We do not legally own the model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes. Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell such model home to a third-party home buyer. Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which is generally between one and three years from the origination of the lease. During 2007 and 2006, $7.8 million and $12.5 million of such leases were exercised or terminated.

NOTE 6 – SENIOR NOTES

Senior notes at December 31 consist of the following (in thousands):

	2007	2006
7.731% senior subordinated notes due 2017	$150,000	$—
6.25% senior notes due 2015. At December 31, 2007 and 2006, there was approximately $1.3 and $1.4 million in unamortized discount, respectively	348,746	348,571
7.0% senior notes due 2014. At December 31, 2007 and 2006, there was approximately $0.1 million in unamortized premium.	130,056	130,065
	$628,802	$478,636

In February 2007, we completed a $150 million offering of 7.731% senior subordinated notes due 2017.  These notes were issued at par, and their associated proceeds were used to pay down our borrowings on our Credit Facility.

The Credit Facility and indentures for our senior and senior subordinated notes contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the year ended December 31, 2007, we were in compliance with these covenants. After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $375.4 million at December 31, 2007 as determined by borrowing base limitations defined by our agreement with the lending banks. The Credit Facility and senior and senior subordinated notes restrict our ability to pay dividends, and at December 31, 2007, our maximum permitted amount available to pay dividends was $277.9 million.

Obligations to pay principal and interest on the Credit Facility and senior and senior subordinated notes are guaranteed by all of our subsidiaries (collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several and there are no non-guarantor subsidiaries. There are no significant restrictions on the ability of the Company or any Guarantor Subsidiary to obtain funds from its subsidiaries by dividend or loan.

Scheduled principal maturities of loans payable, other borrowings and senior and subordinated notes as of December 31, 2007 follow (in thousands):

Year Ended December 31,
2008	$6,358
2009	10,801
2010	1,914
2011	82,000
2012	—
Thereafter	630,000
$731,073

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

Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The acquisitions of Colonial Homes and Greater Homes were recorded using the purchase method of accounting. The purchase prices were allocated based on estimated fair value of the assets and liabilities assumed at the date of the acquisition. The excess purchase price over the fair value of the net assets, of $27.9 million and $10.1 million for Colonial Homes and Greater Homes, respectively, were recorded as goodwill.  During 2007, in connection with a review of the potential impairment of our goodwill, all of the goodwill related to the Greater Homes and Colonial Homes acquisitions as well as the rest of our remaining goodwill – were determined to be impaired and were written down (see table below).

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Corporate	West	Central	East	Total
Balance at January 1, 2006	$1,323	$37,395	$54,043	$37,461	$130,222
Non-cash amortization of excess tax basis	—	(118)	(73)	(372)	(563)
Balance at December 31, 2006	1,323	37,277	53,970	37,089	129,659
Goodwill impairment	(1,323)	(37,189)	(53,916)	(36,996)	(129,424)
Non-cash amortization of excess tax basis	—	(88)	(54)	(93)	(235)
Balance at December 31, 2007	$—	$—	$—	$—	$—

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

As discussed in Note 1, in connection with our goodwill impairment analysis completed during 2007, and as noted in the table above, we have determined that all remaining goodwill related to our acquisitions in Florida, Nevada, Arizona,  California and Texas was fully impaired and, therefore, the remaining balance of $129.4 million was written off. There were no goodwill impairments in 2006 or 2005.

See Note 11 for a summary of the allocation of the purchase price to acquired assets and liabilities.

NOTE 8 – (LOSS)/EARNINGS PER SHARE

Basic and diluted (loss)/earnings per share for the years ended December 31, were calculated as follows (in thousands, except per share amounts):

	2007	2006	2005

Basic average number of shares outstanding	26,225	26,448	26,977

Effect of dilutive securities:
Options to acquire common stock (1)	—	654	1,810
Diluted average shares outstanding	26,225	27,102	28,787

Net (loss)/earnings	$(288,851)	$225,354	$255,665

Basic (loss)/earnings per share	$(11.01)	$8.52	$9.48

Diluted (loss)/earnings per share (1)`	$(11.01)	$8.32	$8.88

Antidilutive stock options not included in the calculation of diluted earnings per share	2,419	657	52

(1)               For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States.  For such periods, all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 9 – INCENTIVE AWARDS AND RETIREMENT PLAN

Stock Based Compensation

In 2006, we adopted Statement SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation.  Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.  As a result, in periods prior to fiscal year 2006, no compensation expense was recognized for stock options granted to employees as we did not grant stock options with exercise prices below the market price of the underlying stock on the date of the grant.

SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date (January 1, 2006 for us), as well as to the unvested portion of awards outstanding as of the required effective date.  We use the Black-Scholes model to value new stock option grants under SFAS No. 123R.  We have applied the “modified prospective method” for existing grants, which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period.  SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow upon adoption.

We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and has been amended from time to time (the “1997 Plan”), and the Stock Incentive Plan (the “2006 Plan” and together with the 1997 Plan, the “Plans”).  The Plans, which were approved by our stockholders, are administered by our Board of Directors.  The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 6,600,000 shares of common stock, of which 471,650 shares remain available for grant at December 31, 2007.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, and generally have a five-year ratable vesting period and a seven-year contractual term.

The fair value of option awards is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table.  Beginning January 1, 2006, expected volatilities are based on a combination of implied volatilities from traded options on our stock and historical volatility of our stock.  Expected term, which represents the period of time that options granted are expected to be outstanding, is estimated using historical data.  Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve for the expected term of the grant.

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.97%	5.01%	4.41%
Expected volatility	47.17%	46.26%	52.10%
Expected life (in years)	4	5	7
Weighted average fair value of options	$11.82	$24.28	$35.13

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 as if our stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, under the Plans and consistent with SFAS No. 123R (in thousands, except per share amounts):

Year Ended December 31, 2005
(in thousands, except per share amounts)

Net earnings
As reported	$255,665
Deduct*	(7,501)
Pro forma	$248,164

Basic earnings per share
As reported	$9.48
Pro forma	$9.20

Diluted earnings per share
As reported	$8.88
Pro forma	$8.62

* Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects.

Summary of Stock Option Activity:

	Years Ended December 31, 2007
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)

Options outstanding at beginning of year:	1,923,054	$38.51
Granted	1,644,291	$27.85
Exercised	(109,840)	$17.22
Cancelled	(1,204,350)	$51.71
Outstanding at end of year	2,253,155	$24.71	5.02	$55,682

Vested and expected to vest at end of year	1,739,338	$24.21	4.66	$42,117

Exercisable at end of year	635,864	$20.92	2.04	$13,300

Price range of options exercised	$ 7.22 - $33.55

Price range of options outstanding	$ 3.59 - $45.21

Total shares reserved for existing or future grants at end of year	2,891,081

	Years Ended December 31,
	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of year:	2,799,282	$27.90	2,901,030	$17.73
Granted	662,000	$52.70	588,750	$60.40
Exercised	(922,726)	$14.67	(617,298)	$11.33
Cancelled	(615,502)	$41.26	(73,200)	$26.03
Outstanding at end of year	1,923,054	$38.51	2,799,282	$27.90

Exercisable at end of year	676,854	961,130

Price range of options exercised	$ 1.41 - $55.92	$ 1.41 - $36.91

Price range of options outstanding	$ 3.59 - $81.96	$ 1.41 - $81.96

Total shares reserved for existing or future grants at end of year	2,965,755	3,289,872

Summary of Nonvested Shares Activity:

	Years Ended December 31,
	2007		2006
Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of year	73,443	$46.78	—	—
Granted	96,333	$42.70	93,886	$48.54
Vested	—	—	—	—
Cancelled	(3,500)	$42.70	(20,443)	$54.87
Nonvested at end of year	166,276	$44.50	73,443	$46.78

Stock options Outstanding at December 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 3.59 - $15.40	132,194	0.76	$8.39	110,194	$7.08
$ 15.98 - $15.98	869,464	6.92	$15.98	—	—
$ 15.99 - $31.31	657,170	2.60	$23.88	490,970	$22.77
$ 32.16 - $42.30	78,500	5.08	$36.38	22,500	$35.44
$ 42.82 - $45.21	515,827	5.98	$42.90	12,200	$44.29

	2,253,155	5.02	$24.71	635,864	$20.92

The total intrinsic value of option exercises for the years ended December 31, 2007, 2006 and 2005 was $1.8 million, $35.2 million and $36.3 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

As of December 31, 2007, we had $20.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods.  That cost is expected to be recognized over a weighted-average period of 3.97 years.  For the year ended December 31, 2007, our total stock-based compensation expense was $19.8 million ($14.0 million net of tax), and was $0.53 per basic and diluted share.  The 2007 compensation included $10.9 million of costs associated with the tender offer discussed below.  For the year ended December 31, 2006, our total stock-based compensation expense was $11.5 million ($8.5 million net of tax) and was $0.32 and $0.31 per basic and diluted share, respectively.

Cash received from option exercises under the Plans for the years ended December 31, 2007, 2006 and 2005 was $1.9 million, $13.5 million and $7.0 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.4 million, $10.8 million and $10.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In October 2007, we announced a tender offer to purchase, for a one-time cash payment of $1.50 per option, all stock options granted to employees and directors between January 1, 2005 and December 31, 2006 with a strike price in excess of $45.00.  A total of 665,000 options were eligible for repurchase.  The tender offer expired October 29, 2007 with all 665,000 options tendered for an aggregate cash payment of $997,500.  In connection with the repurchase, approximately $10.9 million of non-cash stock-based compensation charges were recorded in the fourth quarter to reflect the accelerated vesting of the cancelled options, as required by accounting standards generally accepted in the United States.

401(k) Retirement Plan

We had a 401(k) plan for all full-time Meritage employees who have been with the Company for a period of six months or more during the years ended 2007, 2006 and 2005. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $1.6 million, $2.0 million and $1.4 million for the years ended 2007, 2006 and 2005, respectively.

NOTE 10 – INCOME TAXES

Components of income tax expense (benefit) follow (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current taxes:
Federal	$(57,193)	$165,274	$144,287
State	500	22,365	22,238
	(56,693)	187,639	166,525
Deferred taxes:
Federal	(103,294)	(44,870)	(5,170)
State	(7,644)	(4,114)	(795)
	(110,938)	(48,984)	(5,965)

Total	$(167,631)	$138,655	$160,560

Income taxes differ for the years ended December 31, 2007, 2006 and 2005, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Expected taxes at current federal statutory income tax rate	$(159,769)	$127,403	$145,679
State income taxes, net of federal tax benefit	(4,644)	11,863	13,938
Non-deductible costs and other	(3,218)	(611)	943
Income tax (benefit)/expense	$(167,631)	$138,655	$160,560

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences at December 31 (in thousands):

	2007	2006
Deferred tax assets:
Real estate	$96,579	$13,904
Goodwill	25,323	—
Warranty reserve	12,857	11,678
Wages payable	4,056	6,599
Reserves and allowances	2,214	3,856
Deferred revenue	1,684	3,182
Equity-based compensation	834	2,530
Accrued expenses	1,287	1,115
State net operating loss carry-forwards	6,587	—
Other	62	1,086
Total deferred tax assets	151,483	43,950
Valuation Allowance	(8,500)	—
Total deferred tax assets net of valuation allowance	142,983	43,950

Deferred tax liabilities:
Goodwill	—	12,024
State Franchise Taxes	2,235	—
Intangibles	712	1,471
Prepaids	886	1,353
Fixed assets	34	924
Other	59	59
Total deferred tax liabilities	3,926	15,831

Net deferred tax asset	$139,057	$28,119

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Balance at January 1, 2007	$19,163
Increase	300
Decreases in beginning tax positions	(13,670)

Balance at December 31, 2007	$5,793

The cumulative effect of adopting FIN 48 was an increase in tax reserves and a decrease of $3.0 million to the January 1, 2007 retained earnings balance.  Our unrecognized tax benefits were $19.2 million and $5.8 million at January 1, 2007 and December 31, 2007, respectively.  The total amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would impact the effective tax rate is $15.2 million.

We include interest and penalties related to uncertain tax positions in income tax expense.  The total amount of interest and penalties on uncertain tax positions included in income tax expense for the year ended December 31, 2007 was $0.3 million of interest accrued on continuing positions and $1.0 million of interest reversed out due to the decrease in uncertain tax positions and unrecognized tax benefits.  The total amount of interest and penalties related to uncertain tax positions that has been included in the liability for unrecognized tax benefits is $1.2 million at December 31, 2007.

The increase of $0.3 million in beginning period unrecognized tax benefits was due to the accrual of interest on those positions.  The decrease of $13.7 million in prior period unrecognized tax benefits includes $1.0 million of interest and was due to our obtaining permission from the Internal Revenue Service (“IRS”) to change our method of accounting to be in conformity with the tax accounting rules for capitalizing certain inventory costs and deducting state franchise taxes.  We currently have approximately $3.0 million in beginning period unrecognized tax benefits related to the deduction of executive compensation that will be affected by expiring statutes of limitations within the next twelve months.

We conduct business and are subject to tax in the U.S. and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2003.  Our U.S. income tax return for 2003 has been examined by the IRS.  The examination was completed in the second quarter of 2007, and there were no material changes to report.  In the third quarter, the IRS commenced examination of one of our wholly-owned Texas limited partnership entities for the year 2004.  There are no known adjustments at this time.

Prior to the goodwill impairments in 2007, goodwill was included as a deferred tax liability in the deferred tax table above. As a result of the goodwill impairments, the tax basis of goodwill is in excess of its book value.  Accordingly, goodwill is now classified as a deferred tax asset in the table above.

At December 31, 2007, we expected $6.6 million in state tax operating loss carryforwards based on the current year pretax loss.  The state operating loss carryforwards will begin to expire in 2012.

The American Jobs Creation Act of 2004 provides a tax deduction on qualified domestic production activities under Internal Revenue Code Section 199. The tax benefit resulting from this deduction is reflected in the effective tax rate analysis for the years ended December 31, 2006 and 2005. However, we did not recognize any benefit for the year ended December 31, 2007 as a result of our pretax loss. In addition, a portion of the December 31, 2005 tax benefit was permanently reduced due to the carry back of our current pretax loss to that tax year.

SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the evidence available, it is more-likely-than-not that such assets will not be realized.  In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods by jurisdiction, unitary versus stand alone state tax filings, the company’s experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available.

In making the determination of whether we are in a cumulative loss position under SFAS No. 109, we use a four-year measurement period and base the determination on net income or loss before income taxes for the current and prior three years.

At December 31, 2007, our net deferred tax asset was $139.1 million of which $10.0 million related to the net state deferred tax asset after a valuation allowance of $8.5 million.  Based on our assessment, it appears more-likely-than-not that the net federal deferred tax asset of $129.1 million will be fully realized and does not require a valuation allowance.  At the state level, a valuation allowance was determined to be necessary due to the magnitude of loss in non-unitary states, no carry back of loss being allowed at the state level, and shorter carry forward periods in a few of the states where we are doing business.

NOTE 11 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The 2005 acquisitions of Greater Homes and Colonial Homes (East Region) resulted in the following changes in assets and liabilities (in thousands):

2005
Increase in real estate	$(140,538)
Increase in deposits on real estate under option or contract	(5,170)
Increase in receivables and other assets	(7,640)
Increase in goodwill	(37,802)
Increase in intangibles	(11,493)
Increase in property and equipment	(826)
Increase in accounts payable and accrued liabilities	12,172
Increase in home sale deposits	12,809
Increase in deferred tax liability	26,063
Net cash paid for acquisitions	$(152,425)

There were no acquisitions in 2006 or 2007.

	2007	2006	2005
Cash paid during the year for:
Interest, net of interest capitalized	$2,088	$—	$—
Income taxes	$31,645	$216,818	$125,026

Non-cash operating activities:
Real estate not owned	$8,360	$3,805	$(16,880)
FIN 48 adoption – unrecognized tax benefits	$2,962	$—	$—

Non-cash investing activities:
Distributions from unconsolidated entities	$29,947	$8,946	$33,007

Non-cash financing activities:
Changes in model home lease program	$7,758	$12,505	$14,483

NOTE 12 – RELATED PARTY TRANSACTIONS

From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors.  We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.

In 2005, we paid legal fees of approximately $1,643,000 to law firms of which C. Timothy White was a partner. Mr. White served on our board of directors until October 1, 2005, at which time he joined the Company as our General Counsel. Of these fees, approximately $1,136,000 were real estate project related and capitalized to real estate on our balance sheet in 2005. The remaining amounts are recorded within general and administrative expenses in our consolidated statements of operations.

During 2004, we contracted with a landbanker to acquire property in the Tucson, Arizona area for $4.6 million. Robert Sarver, one of our directors, has a 3.8% ownership interest in the entity that sold this property to the landbanker. During 2006 and 2005, we had purchases totaling approximately $1.5 million and $1.2 million from the landbanker related to this property. In addition, during 2007, 2006 and 2005, we made purchases of approximately $0.8 million, $1.3 million and $64,800 directly from the entity in which Mr. Sarver has the ownership interest. We completed the full acquisition of this property during fiscal 2007.

During 2004 the Company entered into an advertising/sponsorship agreement with the National Basketball Association’s Phoenix Suns organization.  Mr. Sarver is the Controlling Owner and Vice Chairman of the Phoenix Suns, and our CEO, Steven Hilton, is a minority owner of the team. In 2007, 2006 and 2005 we paid approximately $329,000, $714,000 and $392,000 in advertising/sponsorship costs related to the agreement.  We terminated our advertising/sponsorship agreement during 2007 and, based on a verbal agreement for future payments in the next fiscal year, we expect a significantly reduced level of such expenditures in 2008. These amounts are recorded as general and administrative expenses in our consolidated statement of operations.

A group with which Mr. Sarver may be deemed to have become a member of in 2007 owns 1,000,000 shares of our common stock.  Mr. Sarver has expressly disclaimed any beneficial ownership of these shares.  In addition, during 2007, a limited partnership indirectly owned by Mr. Sarver acquired 775,000 shares of our common stock on the open market.  Mr. Hilton also owns a 2.3% limited partnership interest in this limited partnership, and an additional 1.1% interest is owned by trusts related to Mr. Hilton, of which Mr. Sarver is the trustee.

NOTE 13 – OPERATING AND REPORTING SEGMENTS

As defined in SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, we have six operating segments (the six states in which we operate).  We aggregate our operating segments into a reporting segment if it has been determined that they have similar economic characteristics such as: historical and projected future operating results, employment trends, land acquisition and land constraints, municipality behavior as well as meeting the other qualitative aggregation criteria.  Our reportable homebuilding segments are as follows:

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

	Year Ended December 31,
	2007	2006	2005
Revenue (1):
West	$510,057	$1,076,401	$1,149,135
Central	1,680,570	2,145,835	1,667,305
East	152,967	239,084	184,662
Consolidated total	2,343,594	3,461,320	3,001,102

Operating (loss)/income (2):
West	(238,567)	114,162	247,809
Central	44,711	290,530	203,642
East	(59,937)	(6,717)	24,606
Segment operating (loss)/income	(253,793)	397,975	476,057
Corporate and unallocated costs (3)	(35,786)	(66,163)	(54,160)
Goodwill and related impairments	(130,490)	—	—
(Loss)/earnings from unconsolidated entities, net	(40,229)	20,364	18,337
Interest expense	(6,745)	—	—
Other income, net	10,561	11,833	7,468
Loss on extinguishment of debt	—	—	(31,477)

(Loss)/earnings before provision for income tax	$(456,482)	$364,009	$416,225

	At December 31,
	2007	2006
Assets:
West	$427,707	$602,039
Central	973,357	1,183,533
East	94,758	168,010
Corporate and unallocated (4)	252,559	216,943
Consolidated total	$1,748,381	$2,170,525

(1)

Revenue includes the following land closing revenue, by segment (in thousands): 2007 - $9,453 in Central Region; 2006 – $11,475 in West Region and $5,559 in Central Region; 2005 - $4,156 in Central Region.

(2)	See Note 1 to these consolidated financial statements for breakout of real estate-related impairment by Region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the operating segments.

(4)	Balance consists primarily of goodwill and intangibles, deferred tax assets and other corporate assets not allocated to the segments.

See additional segment discussions in Notes 1, 4, 7, and 11 to these consolidated financial statements.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We have reserved approximately $2.9 million for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities on our December 31, 2007 balance sheet. Most of the matters relate to the correction of home construction defects, foundation issues and general customer claims. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts. At December 31, 2007, we had outstanding letters of credit of $31.9 million and performance bonds of $249.1 million. We do not believe it is probable that these letters of credit or bonds will be drawn upon.

We also enter into land acquisition and development joint ventures.  We believe our participation in such joint ventures provides us a means of accessing larger parcels and lot positions and helps us expand our market opportunities and manage our risk profile.  Our participation in joint ventures is an important part of our business model and we expect to continue to use joint ventures in the future.  See Notes 1 and 4 for further discussions regarding joint ventures and lot option and purchase contracts commitments and contingencies.

We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2007, are as follows (in thousands):

Years Ended December 31,
2008	$12,712
2009	9,263
2010	7,084
2011	3,963
2012	3,627
Thereafter	3,960
$40,609

Rent expense approximated $14.2 million, $14.0 million and $11.7 million in 2007, 2006 and 2005, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the years ended December 31, 2007 and 2006 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2007
Revenue	$577,450	$568,667	$578,569	$618,908
Gross profit/(loss)	$90,340	$9,759	$(63,042)	$(24,011)
Earnings/(loss) before provision for income taxes	$22,618	$(89,204)	$(192,417)	$(197,479)
Net earnings/(loss)	$15,116	$(56,576)	$(118,552)	$(128,839)
Per Share Data:
Basic earnings/(loss) per share	$0.58	$(2.16)	$(4.52)	$(4.91)
Diluted earnings/(loss) per share	$0.57	$(2.16)	$(4.52)	$(4.91)

2006
Revenue	$847,271	$914,660	$878,196	$821,193
Gross profit	$214,041	$220,618	$178,008	$99,963
Earnings before provision for income taxes	$130,791	$125,150	$94,447	$13,621
Net earnings	$79,736	$77,055	$59,539	$9,024
Per Share Data:
Basic earnings per share	$2.96	$2.90	$2.28	$0.35
Diluted earnings per share	$2.86	$2.82	$2.25	$0.34

We typically experience seasonal variability in our quarterly operating results and capital requirements.  Historically, we sell more homes in the first half of the year, which results in more working capital requirements and home closings in the third and fourth quarters.  However, in 2006, due to the softening market conditions in many of our markets, the fourth quarter had the lowest revenue and net income for the fiscal year.

In accordance with SFAS No. 144 and as previously discussed in Note 1, in the fourth quarter of 2007 we recorded $36.0 million of inventory impairments, $47.8 million of option deposit and pre-acquisition write-offs, $33.5 million of joint venture impairments and $12.3 million of impairments on land held for sale.  Additionally, we wrote off $57.5 million of goodwill.

In the fourth quarter of 2006 we recorded $15.6 million of inventory impairments and an additional $47.1 million of option deposit and pre-acquisition cost write-offs.  These charges reduced gross profit and net income by $62.7 million and $41.5 million, respectively, during the fourth quarter of 2006.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon, and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act, is accumulated and communicated to management, including the CEO and CFO, in a manner to allow timely decisions regarding the required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche, LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Meritage Homes Corporation

Scottsdale, Arizona

We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payments, using the modified prospective method in 2006 and the adoption of the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

February 25, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information required by this item regarding our directors and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2008 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears under Item 4 of Part I of this Annual Report as permitted by General Instruction
G(3).

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of our Code of Ethics has been filed as an exhibit hereto and is also available on our website at www.meritagehomes.com.

Item 11. Executive Compensation

Information required in response to this item is incorporated by reference to our 2008 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference from our 2008 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference from our 2008 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14. Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference from our 2008 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Each year, the audit committee approves the annual audit engagement in advance. The committee has also established procedures to pre-approve all non-audit services provided by the principal independent accountants. All 2007 and 2006 non-audit services per Item 14 above were pre-approved.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

(i)	Financial Statements:
(1) Report of Deloitte & Touche LLP
(2)

Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2007 and 2006 and related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2007

(ii)	Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007.

4.1	Form of Specimen of Common Stock Certificate	Filed herewith.

4.2	Indenture, dated May 30, 2001 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2001.

4.2.1	First Supplemental Indenture, dated September 20, 2001 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.1 of Form 10-K for the year ended December 31, 2002.

4.2.2	Second Supplemental Indenture, dated July 12, 2002 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2002.

4.2.3	Third Supplemental Indenture, dated October 21, 2002 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.3 of Form 10-K for the year ended December 31, 2002.

4.2.4	Fourth Supplemental Indenture, dated February 19, 2003 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.3.4 of Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description	Page or Method of Filing
4.2.5	Fifth Supplemental Indenture, dated August 22, 2003 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.5 of Form S-4 Registration Statement No. 333-109933.

4.2.6	Sixth Supplemental Indenture, dated May 14, 2004 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.6 of Form S-4 Registration Statement 333-115610.

4.2.7	Seventh Supplemental Indenture, dated December 20, 2004 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.7 of Form 10-K for the year ended December 31, 2004.

4.2.8	Eighth Supplemental Indenture, dated March 10, 2005 (re 9¾% Senior Notes due 2011)	Incorporated by reference to Exhibit 4.2.8 of Form 10-K for the year ended December 31, 2004.

4.3	Indenture, dated April 21, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended March 31, 2004.

4.3.1	First Supplemental Indenture, dated May 14, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.1 of Form S-4 Registration Statement No. 333-115610.

4.3.2	Second Supplemental Indenture, dated December 20, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2004.

4.3.3	Third Supplemental Indenture, dated April 18, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.3 of Form S-4 Registration Statement No. 333-123661.

4.3.4	Fourth Supplemental Indenture, dated September 22, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended September 30, 2005.

4.4	Indenture dated March 10, 2005 (re 6¼% Senior Notes due 2015) and form of 6¼% Senior Notes due 2015	Incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2004.

4.4.1	First Supplemental Indenture, dated April 18, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1.1 of Form S-4 Registration Statement No. 333-123661.

4.4.2	Second Supplemental Indenture, dated September 22, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarterly period ended September 30, 2005.

4.5	Indenture, dated February 23, 2007 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.1of Form 8-K dated February 23, 2007.

10.1	Master Transaction Agreement, dated February 9, 2005, by and among the Company, Meritage Homes of Florida, Inc., Colonial Homes, Inc., Colonial Shores, LLC and The Colonial Company **	Incorporated by reference to Exhibit 10.1 of Form 8-K/A dated February 9, 2005.

Exhibit Number	Description	Page or Method of Filing
10.2	Stock Purchase Agreement, dated August 24, 2005, by and among Meritage Homes of Florida, Inc. and the stockholders of Greater Homes, Inc. **	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended September 30, 2005.

10.2.1	First Amendment to Stock Purchase Agreement dated September 1, 2005, by and among Meritage Homes of Florida, Inc. and the stockholders of Greater Homes, Inc.	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2005.

10.3	First Amended and Restated Credit Agreement, dated May 16, 2006	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 16, 2006.

10.3.1	First Amendment and Commitment Increase Agreement, dated June 30, 2006	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 30, 2006.

10.3.2	Second Amendment to First Amended and Restated Credit Agreement, dated May 18, 2007	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 21, 2007.

10.4	2001 Annual Incentive Plan*	Incorporated by reference to Exhibit B of the Proxy Statement for the 2001 Annual Meeting of Stockholders.

10.5	2006 Annual Incentive Plan*	Incorporated by reference to Appendix C of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

10.6	Amended 1997 Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.6.1	Representative Form of Meritage Qualified Stock Option Agreement (1997 Plan)*	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2004.

10.6.2	Representative Form of Meritage Non-Qualified Stock Option Agreement (1997 Plan)*	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2004.

10.7	Meritage Homes Corporation 2006 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement No. 333-134637.

10.7.1	Amendment to Meritage Homes Corporation 2006 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2006.

10.7.2	Representative Form of Restricted Stock Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.2 of Form S-8 Registration Statement No. 333-134637.

10.7.3	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.3 of Form S-8 Registration Statement No. 333-134637.

10.7.4	Representative Form of Incentive Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637.

10.7.5	Representative Form of Stock Appreciation Rights Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637.

Exhibit Number	Description	Page or Method of Filing
10.8	Representative Form of Employment Agreement between the Company and John R. Landon *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 8, 2003.

10.8.1	Stock Purchase Agreement between the Company and John R. Landon, dated June 12, 2006*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 12, 2006.

10.8.2	Settlement Agreement between the Company and John R. Landon, dated June 12, 2006*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 12, 2006.

10.8.3	Cooperation Agreement between the Company and John R. Landon, dated June 12, 2006*	Incorporated by reference to Exhibit 10.3 of Form 8-K dated June 12, 2006.

10.9	Second Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 10, 2007.

10.9.1	Second Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 10, 2007.

10.9.2	Amendment to Second Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 23, 2007.

10.10	Second Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 10, 2007.

10.10.1	Second Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 10, 2007.

10.10.2	Amendment to Second Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated March 23, 2007.

10.11	Employment Agreement between the Company and Sandra R.A. Karrmann*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated September 26, 2006.

10.11.1	Change of Control Agreement between the Company and Sandra R.A. Karrmann*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated September 26, 2006.

10.12	Employment Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated October 16, 2006.

10.12.1	Change of Control Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated October 16, 2006.

10.13	Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2005.

10.13.1	Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2005.

Exhibit Number	Description	Page or Method of Filing
10.14	Deferred Bonus Agreement – 2003 Award Year– between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended March 31, 2004.

10.15	Deferred Bonus Agreement – 2004 Award Year – between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended March 31, 2005.

14.1	Code of Ethics	Filed herewith.

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 of Form 10-Q for the quarterly period ended June 30, 2007.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

*Indicates a management contract or compensation plan.

**Certain Confidential Information in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February 2008.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ STEVEN J. HILTON
Steven J. Hilton
Chairman and Chief Executive Officer

By	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve J. Hilton and Larry W. Seay, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to these requirements of the Securites Exhange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

Signature		Title	Date

/s/	STEVEN J. HILTON	Chairman and	February 25, 2008
	Steven J. Hilton	Chief Executive Officer

/s/	LARRY W. SEAY	Chief Financial Officer	February 25, 2008
	Larry W. Seay	Executive Vice President
(Principal Financial Officer)

/s/	VICKI L. BIGGS	Controller and	February 25, 2008
	Vicki L. Biggs	Chief Accounting Officer
(Principal Accounting Officer)

/s/	PETER L. AX	Director	February 25, 2008
Peter L. Ax

/s/	RAYMOND OPPEL	Director	February 25, 2008
Raymond Oppel

/s/	ROBERT G. SARVER	Director	February 25, 2008
Robert G. Sarver

/s/	RICHARD T. BURKE, SR.	Director	February 25, 2008
Richard T. Burke, Sr.

/s/	GERALD W. HADDOCK	Director	February 25, 2008
Gerald W. Haddock