Form 10-Q
period 2008-03-31
Meritage Homes CORP
filed 2008-05-12
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Common shares outstanding as of May 5, 2008: 30,685,856.

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Cash and cash equivalents	$26,140	$27,677
Income tax receivables	19,781	67,424
Other receivables	52,179	56,079
Real estate	1,163,872	1,267,879
Real estate not owned	14,903	13,629
Deposits on real estate under option or contract	76,757	87,191
Investments in unconsolidated entities	21,881	26,563
Property and equipment, net	29,028	30,973
Deferred tax asset, net	147,618	139,057
Intangibles, net	7,706	8,181
Prepaid expenses and other assets	21,818	23,728

Total assets	$1,581,683	$1,748,381

Liabilities:
Accounts payable	$46,683	$59,680
Accrued liabilities	178,741	202,790
Home sale deposits	16,808	19,484
Liabilities related to real estate not owned	6,836	6,388
Loans payable and other borrowings	16,938	101,073
Senior and senior subordinated notes	628,843	628,802

Total liabilities	894,849	1,018,217

Stockholders’ Equity:
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 34,279,562 and 34,144,924 shares at March 31, 2008 and December 31, 2007, respectively	343	341
Additional paid-in capital	349,772	347,796
Retained earnings	525,484	570,789
Treasury stock at cost 7,891,250 and 7,891,068 shares at March 31, 2008 and December 31, 2007, respectively	(188,765)	(188,762)

Total stockholders’ equity	686,834	730,164

Total liabilities and stockholders’ equity	$1,581,683	$1,748,381

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Home closing revenue	$371,656	$576,115
Land closing revenue	1,773	1,335
Total closing revenue	373,429	577,450

Cost of home closings	(326,226)	(468,927)
Cost of land closings	(1,687)	(1,146)
Real estate impairments	(44,349)	(17,037)
Total cost of closings and impairments	(372,262)	(487,110)

Home closing gross profit	1,081	90,151
Land closing gross profit	86	189
Total closing gross profit	1,167	90,340

Commissions and other sales costs	(33,765)	(47,338)
General and administrative expenses	(21,293)	(26,663)
(Loss)/earnings from unconsolidated entities, net	(13,529)	3,146
Interest expense	(5,661)	—
Other income, net	2,297	3,133

(Loss)/earnings before benefit/(provision) for income taxes	(70,784)	22,618
Benefit/(provision) for income taxes	25,479	(7,502)

Net (loss)/earnings	$(45,305)	$15,116

(Loss)/earnings per common share:
Basic	$(1.72)	$0.58
Diluted	$(1.72)	$0.57

Weighted average number of shares:
Basic	26,313	26,165
Diluted	26,313	26,543

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net (loss)/earnings	$(45,305)	$15,116
Adjustments to reconcile net (loss)/earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,348	4,269
Real estate-related impairments	44,349	17,037
Increase in deferred taxes	(8,561)	—
Stock-based compensation	1,419	2,264
Excess income tax benefit from stock-based awards	—	(321)
Equity in losses/(earnings) from unconsolidated entities (includes $15.8 million of impairments to joint ventures in 2008)	13,529	(3,146)
Distributions of earnings from unconsolidated entities	3,267	4,953
Changes in assets and liabilities:
Decrease/(increase) in real estate	63,796	(44,295)
Decrease in deposits on real estate under option or contract	2,349	11,852
Decrease in receivables and prepaid expenses and other assets	53,300	63
Decrease in accounts payable and accrued liabilities	(47,692)	(87,709)
Decrease in home sale deposits	(2,676)	(2,753)
Net cash provided by/(used in) operating activities	81,123	(82,670)

Cash flows from investing activities:
Investments in unconsolidated entities	(3,286)	(10,125)
Distributions of capital from unconsolidated entities	1,833	2,056
Purchases of property and equipment	(1,806)	(4,351)
Proceeds from sales of property and equipment	35	212
Net cash used in investing activities	(3,224)	(12,208)

Cash flows from financing activities:
Net repayments under Credit Facility	(80,200)	(71,000)
Repayments of loans payable and other borrowings, net	—	(587)
Proceeds from issuance of senior and senior subordinated notes	—	150,000
Debt issuance costs	—	(3,037)
Excess income tax benefit from stock-based awards	—	321
Purchase of treasury stock	(3)	—
Proceeds from stock option exercises	767	1,390
Net cash (used in)/provided by financing activities	(79,436)	77,087

Net decrease in cash and cash equivalents	(1,537)	(17,791)
Cash and cash equivalents at beginning of period	27,677	56,710
Cash and cash equivalents at end of period	$26,140	$38,919

See supplemental disclosures of cash flow information at Note 10.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.  Meritage Homes is a leading designer and builder of single-family attached and detached homes in the historically high-growth regions of the southern and western United States based on the number of home closings.  We offer first-time, move-up, luxury and active adult homes to our targeted customer base.  We have operations in three regions:  West, Central and East, which are comprised of 12 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida.  Through our predecessors, we commenced our homebuilding operations in 1985.  Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes.  At March 31, 2008, we were actively selling homes in 215 communities, with base prices ranging from approximately $111,000 to $1,060,000.

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

Real Estate. Real estate is stated at cost unless the community is determined to be impaired, at which point the inventory is written down to fair value as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community are allocated on a relative value basis to the remaining homes in the community.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, our building cycle ranges from four-to-five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary, based on the size of the community and the associated sales absorption rates.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives.  Additionally, the current slow-down in the housing market has negatively impacted our sales pace, thereby also extending the lives of certain communities.

In accordance with SFAS No. 144, all of our land inventory and related real-estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  Due to the current environment, we evaluate our real-estate assets for impairment on a quarterly basis.  SFAS No. 144 requires that impairment charges are to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level; therefore, changes in local conditions may effect one or several of our communities.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Existing and continuing communities.   When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real-estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  The fair value of the communities’ assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell or that are in the preliminary development stage and product types have not yet been finalized, with impairments charged to cost of home closing in the period during which the fair value is less than the assets’ carrying amount.  If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real-estate expertise. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14% for all projects exceeding nine months.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Community-level factors that may impact our key estimates include:

•	The presence and significance of local competitors, including their offered product type and competitive actions;

•	Economic and related conditions for the population of the surrounding community; and

•	Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes.

These local circumstances may significantly impact our assumptions and the resulting computation of fair value, and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models.  The models are also evaluated by our regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities.  We typically do not project any market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived master planned community.

Option deposits and pre-acquisition costs.  We also evaluate assets associated with future communities for impairments on a quarterly basis.  Using similar techniques described in the existing and continuing communities section above, we determine if the contributions to be generated by our future communities are acceptable to us.  If the projections indicate that a community is still profitable and generating acceptable margins, those assets are determined to be fully recoverable and no impairments are required.  In cases where we decide to abandon the project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  We may also elect to continue with a project that may not be generating an accounting profit due to expected future cash flow that may be generated or other factors.  In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.

During the first quarter of 2008, we recorded $45.5 million of such impairment charges related to our home and land real estate inventories and real-estate-related joint venture investments.  Additionally, we wrote off $14.7 million of deposits and pre-acquisition costs relating to projects that were no longer feasible.

Due to the uncertainties related to our operations and our industry as a whole, as further discussed in our Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented from time to time, we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

The impairment charges were based on our fair value calculations, which are affected by current market conditions, such as the continued downturn of the homebuilding market, assumptions and expectations, all of which are highly subjective and may differ significantly from actual results if market conditions change.

Off-Balance-Sheet Arrangements – Joint Ventures.  We participate in 13 active land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  We also enter into mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  See Note 4 for additional information.

Off-Balance-Sheet Arrangements – Other.  We often acquire finished building lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  See Note 3 for further discussion.

We obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At March 31, 2008, we had approximately $31.6 million in outstanding letters of credit and $186.9 million in performance, maintenance and other bonds.  As of March 31, 2008, we had approximately $51 million of work remaining to be completed under these performance bonds.  We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Intangibles, Net.  In accordance with AICPA Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we have capitalized software costs at March 31, 2008 with a cost basis of $5.4 million, which is net of accumulated amortization of $7.9 million.  In the first three months of 2008, amortization expense was approximately $0.4 million related to the capitalized software costs and is expected to be approximately $1.1 million for the remaining nine months of 2008 and $1.4 million, $1.4 million, $1.1 million and $0.4 million in 2009, 2010, 2011 and 2012, respectively.  We also have $0.6 million of capitalized software costs that are still in the application stage.

Other intangible assets consist primarily of non-compete agreements acquired in connection with our September 2005 acquisition of Greater Homes.  These intangible assets were valued at the acquisition date utilizing accepted valuation procedures and are being amortized over their estimated useful lives.  The cost and accumulated amortization of our intangible assets was $7.4 million and $5.7 million, respectively, at March 31, 2008.  In the first three months of 2008, amortization expense was $0.2 million.  Amortization expense is expected to be approximately $0.5 million in the remaining nine months of 2008 and $0.7 million and $0.5 million in 2009 and 2010, respectively.

Accrued Liabilities.  Accrued liabilities consists of the following (in thousands):

	At March 31, 2008	At December 31, 2007
Accruals related to real estate development and construction activities	$54,570	$91,607
Payroll and other benefits	20,624	29,604
Accrued taxes	13,649	2,962
Warranty reserves	35,742	36,633
Other accruals	54,156	41,984
Total	$178,741	$202,790

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

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$36,633	$28,437
Additions to reserve	1,914	6,362
Warranty claims and expenses	(2,805)	(4,480)
Balance, end of period	$35,742	$30,319

Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets.  Additions to warranty reserves are included in cost of sales within the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements.  In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  This standard revises the presentation of and requires additional disclosures to an entity’s derivative instruments, including how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and

Hedging Activities, and how derivative instruments and related hedged items affects its financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated results.

NOTE 2 – REAL  ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At March 31, 2008	At December 31, 2007

Homes under contract under construction (1)	$339,559	$327,416
Finished lots and land under development	570,004	596,752
Unsold homes, completed and under construction	162,343	236,099
Model homes	55,548	61,172
Model home lease program	15,138	19,073
Land held for development	21,280	27,367
	$1,163,872	$1,267,879

(1)  Also includes the allocated land and land development costs associated with each lot for these homes.

The real-estate and joint-venture impairment charges recorded during the three-month periods ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Terminated option/purchase contracts
West	$12,674	$5,427
Central	1,595	1,780
East	360	8,750
Total	14,629	15,957

Real estate inventory impairments
West	14,094	—
Central	9,627	298
East	5,999	782
Total	29,720	1,080

Impairments of joint venture investments
West	1,454	—
Central	14,362	—
East	—	—
Total	15,816	—

Total impairments
West	28,222	5,427
Central	25,584	2,078
East	6,359	9,532
Total	$60,165	$17,037

Subject to sufficient qualifying assets, we capitalize period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to qualified real estate assets as incurred and charged to cost of home closings when the associated revenue is recognized.  Certain information regarding capitalized interest follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Capitalized interest, beginning of period	$41,396	$33,016
Interest incurred	13,922	13,885
Interest expensed	(5,661)	—
Interest amortized to cost of home closings	(11,179)	(7,972)
Capitalized interest, end of period	$38,478	$38,929

At March 31, 2008, approximately $1.4 million of the capitalized interest is related to our joint venture investments and is a component of  “Investments in unconsolidated entities” on our condensed consolidated balance sheets.

NOTE 3 - VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns if no party absorbs the majority of expected losses as a result of ownership, contractual or other financial interests in the entity.  Prior to the issuance of FIN 46R, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

Based on the provisions of FIN 46R, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a variable interest entity, or VIE, may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R.  If we are the primary beneficiary of the VIE, based on the entity’s expected profits and losses and the cash flows associated with changes in the fair value of land under contract, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.”  The liabilities related to consolidated VIEs do not impact our debt covenant calculations.

We have applied FIN 46R by developing a methodology to determine whether we are the primary beneficiary of the VIE.  Part of this methodology requires the use of estimates in assigning probabilities to various future cash flow possibilities relative to changes in the fair value and in the development costs associated with the property.  Although we believe that our accounting policy properly identifies our primary beneficiary status with these VIEs, changes in the probability and other estimates could produce different conclusions.

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

The table below presents a summary of our lots under option or contract at March 31, 2008 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash		Letters of Credit
Option contracts recorded on balance sheet as real estate not owned (1)(2)	692	$14,903	$8,067		$—

Option contracts not recorded on balance sheet – non-refundable deposits, committed (1)	11,969	581,423	45,417		14,353
Purchase contracts not recorded on balance sheet – non-refundable deposits, committed (1)	2,010	111,686	29,199		409
Total committed (on and off balance sheet)	14,671	708,012	82,683		14,762
Option contracts not recorded on balance sheet – non-refundable deposits, uncommitted (1)(3)	1,330	64,391	2,131		—
Purchase contracts not recorded on balance sheet – refundable deposits, uncommitted (4)	97	—	10		—
Total uncommitted	1,427	64,391	2,141		—
Total lots under option or contract	16,098	772,403	84,824		14,762

Total option contracts not recorded on balance sheet	15,406	$757,500	$76,757	(5)	$14,762

(1)               Deposits are non-refundable unless certain contractual conditions are not performed by the selling party.

(2)               The purpose and nature of these consolidated lot option contracts (VIEs) is to provide us with the option to purchase these lots in anticipation of building homes on these lots in the future.  Specific performance contracts, if any, are included in this balance.

(3)               Although we have made minimal non-refundable deposits, we have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(4)               Deposits are refundable at our sole discretion.  We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(5)               Amount is reflected in our condensed consolidated balance sheets in the line item “deposits on real estate under option or contract” as of March 31, 2008.

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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Based on the structure of these joint ventures, they may or may not be consolidated into our results.  Our joint venture partners generally are other homebuilders, land sellers or other real estate investors.  We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.  As of March 31, 2008, we had 13 active land ventures.

We also enter into mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to us or our joint ventures.  Our aggregate investment in eight mortgage and title joint ventures as of March 31, 2008 and December 31, 2007 was $1.4 million and $1.1 million, respectively.

For land development joint ventures, we, and in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the joint venture.  Option prices are generally negotiated prices that approximate market value when we enter into the option contract.  For these ventures, our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. Therefore, we allocate any profit from such joint venture earnings to the land acquired by us as a reduction in the basis of the property.

Repayment Guarantees.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  If such a guarantee were ever to be called, the actual payment due would be computed as only our pro-rata share of the amount of debt outstanding that was in excess of a mutually-agreed-upon fair value of the underlying land securing the debt.  At March 31, 2008, our share of these limited pro rata repayment guarantees was approximately $29.1 million, of which $24.7 million are “bad boy” guarantees in nature (see below for definition of “bad boy” guarantee); however, as our consent is not required to trigger the guarantee, we have classified them as repayment guarantees.

“Bad Boy” Guarantees.  In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees).  These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe that the actions that would trigger the guarantee would generally be disadvantageous to the joint venture and to us; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so.  At March 31, 2008, we had outstanding guarantees of this type totaling approximately $89.6 million.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior and senior subordinated indentures.

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

Surety Bonds.  We and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  As of March 31, 2008, we had approximately $25.8 million of surety bonds outstanding subject to these indemnity arrangements, of which $11.6 million of work remains to be completed.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries.  In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners.  In connection with our periodic real estate impairment reviews, we accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated.  In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage.  In cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several.  We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated.  As of March 31, 2008, we had approximately $5.8 million reserved for various joint venture guarantees.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At March 31, 2008	At December 31, 2007
Assets:
Cash	$7,952	$11,494
Real estate	646,856	648,972
Other assets	17,249	29,664
Total assets	$672,057	$690,130

Liabilities and equity:
Accounts payable and other liabilities	$16,539	$24,280
Notes and mortgages payable	466,479	472,538
Equity of:
Meritage (1)	44,951	59,990
Others	144,088	133,322
Total liabilities and equity	$672,057	$690,130

	Three Months Ended March 31,
	2008	2007
Revenues	$5,948	$13,386
Costs and expenses	4,671	(9,966)
Net earnings of unconsolidated entities	$1,277	$3,420
Meritage’s share of pre-tax earnings (2) (3)	$2,289	$3,169

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

(2)           The joint venture financial statements above represent the most recent information available to us.  For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the writedown amount and, therefore, the financial statements of the ventures may not yet reflect any real estate charges.  We believe, in some cases, that the fair values of the ventures may be less than the related debt.  For the three months ended March 31, 2008, we performed an independent analysis and recorded $15.8 million of impairments related to our joint venture investments.  There were no such impairments for the same period a year ago.  As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials.  See Note 1, “Real Estate”, for detail of our joint venture-related impairments.

(3)           Our share of pre-tax earnings is recorded in “(Loss)/earnings from unconsolidated entities, net” on our consolidated statements of operations.  Our share of pre-tax earnings excludes joint venture earnings related to lots we purchased from the joint ventures.  Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

In addition to the $15.8 of impairments recorded for the three months ended March 31, 2008, our investments in unconsolidated entities includes $2.0 million and $2.3 million at March 31, 2008 and December 31, 2007, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We amortized approximately $9,000 and $142,000 in the first quarter of 2008 and 2007, respectively.

Of the balances reflected in the joint venture table, approximately $387.9 million and $302.1 million of assets and liabilities, respectively, relate to our single largest joint venture, in which we are a 20% member.  Our investment in this venture has been fully impaired, and we have also fully reserved for our only other obligation related to this venture, our interest payments secured by a letter of credit.  The debt of this joint venture is non-recourse to us and is in compliance with all covenants and loan agreements as of March 31, 2008.  This venture comprises $59.8 million of our “bad boy” guarantees.

Of the remaining balance of joint venture assets and liabilities, $163.3 million and $114.2 million, respectively, relate to four joint ventures in which we have interests ranging from 20% - 50%.  Of our “bad boy” debt guarantees, $29.8 million relate to two of these ventures.  These ventures have been notified that their debt is in default.  However, as all debt for these ventures is non-recourse to the partners and all investments have been fully impaired and related guarantees, as necessary, have been reserved, at this time we believe there is limited, or no further, exposure to us from these investments.

The other venture assets and liabilities primarily represent our six other active land ventures and various inactive ventures in which we have a total investment of $18.6 million.  As of March 31, 2008, the debt of these ventures is in compliance with their respective agreements, and except for $4.4 million of our limited repayment guarantees, the debt is non-recourse to us.  These ventures have no “bad boy” guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  Our ownership percentage in these ventures is between 3% - 4%.  Both ventures have recently been notified of default events on their debt; however, the debt on both ventures is non-recourse to the partners and is only payable under a “bad boy” guarantee.  We have fully impaired our investment in one of these ventures and expect to complete our final land takedown with the other venture in the second quarter of 2008, which would release us from our remaining limited debt repayment guarantee.  Both ventures also have partner completion guarantees.  The remaining $24.7 million of our limited repayment guarantees relate to these two joint ventures which, as noted, are bad boy guarantees that may be triggered without our consent as previously discussed. At March 31, 2008 and December 31, 2007, our investments in unconsolidated entities recorded under the cost method were $1.2 and $1.7, respectively.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
$800 million unsecured revolving credit facility maturing May 2011 with extension provisions, and interest payable monthly at LIBOR (2.71% at March 31, 2008) plus 1.50% or Prime (5.25% at March 31, 2008)	$1,800	$82,000

Model home lease program, with interest in the form of lease payments payable monthly approximating 5.32% at March 31, 2008	15,138	19,073

Total loans payable and other borrowings	$16,938	$101,073

The construction costs and related debt associated with certain model homes that are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet.  We do not legally own these model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes.  Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell it to a third-party home buyer.  Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which generally has a maturity date of one to three years, from the origination of the lease.  During the first quarter of 2008, $3.9 million of such leases were exercised or terminated.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior notes consist of the following (in thousands):

	March 31, 2008	December 31, 2007
7.73% senior subordinated notes due 2017	$150,000	$150,000
6.25% senior notes due 2015. At March 31, 2008 and December 31, 2007, there was approximately $1.2 million and $1.3 million in unamortized discount, respectively	348,789	348,746
7.0% senior notes due 2014. At both March 31, 2008, and December 31, 2007, there was approximately $0.1 million in unamortized premium	130,054	130,056
	$628,843	$628,802

Our senior unsecured credit facility (“Credit Facility”) and indentures for all our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended March 31, 2008, we were in compliance with these covenants. After considering our most restrictive bank covenants at March 31, 2008, we have additional borrowing availability under the Credit Facility of approximately $377 million, as determined by borrowing base limitations defined by our Credit Facility Agreement. The Credit Facility and indentures relating to our senior and senior subordinated notes restrict our ability to pay dividends, and at March 31, 2008, our maximum permitted amount available to pay dividends was $256.0 million.

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

NOTE 7 – (LOSS)/EARNINGS PER SHARE

Basic and diluted (loss)/earnings per common share are presented in conformity with SFAS No. 128, “Earnings Per Share”.  The following table presents the calculation of basic and diluted (loss)/earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Basic weighted average number of shares outstanding	26,313	26,165

Effect of dilutive securities:
Stock options and restricted stock (1)	—	378

Diluted weighted average shares outstanding	26,313	26,543

Net (loss)/earnings	$(45,305)	$15,116

Basic (loss)/earnings per share	$(1.72)	$0.58

Diluted (loss)/earnings per share (1)	$(1.72)	$0.57

Antidilutive stock options not included in the calculation of diluted (loss)/earnings per share	2,337	1,287

(1)                                 For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States.  For such periods, all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 8 - STOCK-BASED COMPENSATION

We have two stock compensation plans  (together, the “Plans”), which were approved by our stockholders and are administered by our Board of Directors.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 6,600,000 shares of common stock, of which 433,353 shares remain available for grant at March 31, 2008.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Generally, option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three Months Ended March 31,
	2008	2007
Expected volatility	53.13%	42.60%
Expected dividends	0%	0%
Expected term (in years)	5	4
Risk-free interest rate	3.07%	4.90%
Weighted average grant date fair value of options granted	$6.11	$17.91

As of March 31, 2008, we had $16.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods, which we expect to be recognized over a weighted-average period of 3.81 years.  For the three months ended March 31, 2008 and 2007, our total stock-based compensation expense was $1.4 million ($0.9 million net of tax) and $2.3 million ($1.6 million net of tax), respectively.  We granted 180,286 options during the first quarter of 2008.

NOTE 9 - INCOME TAXES

Components of the provision for income taxes are (in thousands):

	Three Months Ended March 31,
	2008	2007
Federal	$(24,205)	$6,298
State	(1,274)	1,204
Total	$(25,479)	$7,502

Our unrecognized tax benefits were $5.9 million at March 31, 2008 and include interest and penalties related to uncertain tax positions.  There have been no material changes in unrecognized tax benefits during the quarter ended March 31, 2008.  The total amount of interest and penalties on uncertain tax positions included in income tax expense for the three months ended March 31, 2008 was $0.1 million of interest accrued on continuing positions.    We currently have approximately $3.1 million in unrecognized tax benefits related to the deduction of executive compensation that will be affected by expiring statutes of limitations within the next twelve months.

We conduct business and are subject to tax in the U.S. and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2003.  Our U.S. income tax return for one of our wholly-owned Texas limited partnership entities for 2004 has been examined by the IRS.  The examination was completed in the first quarter of 2008, and there were no material changes to report.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash paid during the period for:
Interest	$15,289	$16,013
Income taxes	$—	$7,402
Non-cash operating activities:
Real estate not owned	$1,274	$7,747
FIN48 adoption – unrecognized tax benefits	$—	$2,962
Non-cash investing activities:
Distribution of assets from unconsolidated entities	$—	$1,960
Non-cash financing activities:
Changes in model home lease program	$(3,935)	$(1,366)

NOTE 11 — OPERATING AND REPORTING SEGMENTS

As defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we have six operating segments (the six states in which we operate).  The operating segments aggregating into our three reporting segments have been determined to have similar economic characteristics such as: historical and projected future operating results, employment trends, land acquisition and land constraints, municipality behavior and the other qualitative aggregation criteria.  Our reportable homebuilding segments are as follows:

West:                    California and Nevada

Central:   Texas, Arizona and Colorado

East:                     Florida

Management’s evaluation of segment performance is based on segment operating income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment.  Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation,” to the consolidated financial statements in our 2007 Annual Report on Form 10-K.  Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.  The following segment information is in thousands:

	Three Months Ended March 31,
	2008	2007
Revenue (1):
West	$90,217	$117,412
Central	258,702	420,175
East	24,510	39,863
Consolidated total	373,429	577,450

Operating income (2):
West	(33,944)	(7,552)
Central	(5,566)	39,571
East	(7,022)	(8,091)

Segment operating income	(46,532)	23,928
Corporate and unallocated (3)	(7,359)	(7,589)
(Loss)/earnings from unconsolidated entities, net	(13,529)	3,146
Interest expense	(5,661)	—
Other income, net	2,297	3,133

(Loss)/earnings before income taxes	$(70,784)	$22,618

	At March 31, 2008
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$4,702	$69,204	$2,851	$—	$76,757
Real estate	306,697	781,065	76,110	—	1,163,872
Investments in unconsolidated entities	1,571	18,085	1,531	694	21,881
Other assets	30,419	80,334	6,298	202,122	319,173
Total assets	$343,389	$948,688	$86,790	$202,816	$1,581,683

	At December 31, 2007
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$12,281	$72,059	$2,851	$—	$87,191
Real estate	380,340	800,345	87,194	—	1,267,879
Investments in unconsolidated entities	4,163	20,763	811	826	26,563
Other assets	30,485	79,524	3,835	252,904	366,748
Total assets	$427,269	$972,691	$94,691	$253,730	$1,748,381

(1)

Revenue includes the following land closing revenue, by segment (in thousands): three months ended March 31, 2008 - $1,710 in Central Region and $63 in the West Region; three months ended March 31, 2007 - $1,335 in Central Region.

(2)	See Note 2 for a breakout of real estate-related impairments by region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the operating segments.

(4)	Balance consists of intangibles and other corporate assets not allocated to the segments.

NOTE 12 — SUBSEQUENT EVENTS

Equity Offering.  On April 23, 2008, we closed a public offering of 4,000,000 shares of our common stock at $20.50 per share.  We had also granted our underwriters an option to purchase up to an additional 600,000 shares within a 30-day period to cover over allotments, of which 297,544 were exercised on April 25, 2008.  We plan to use the proceeds received from this offering for working capital and other general corporate purposes.  The net proceeds from this offering were $83.3 million.

Former Co-Chairman and Co-CEO Settlement.  In April 2008, we closed a settlement with our former co-chairman and co-chief executive officer, John Landon (“the Former Co-CEO”).  The settlement resolves disputes regarding certain restrictive covenants and other requirements contained within the Former Co-CEO’s employment agreement and other related documents.  The Former Co-CEO was entitled to a payment of $10 million, payable in equal monthly installments over 24 months, in connection with the termination of his employment and adherence to his non-compete obligations.  In December 2006, we disputed these payments, asserting non-compliance with the terms of the employment agreement after the Former Co-CEO’s termination.

On April 10, 2008, the Company received cash in the amount of $9,559,940, consisting of a payment from the Former Co-CEO in the amount of $2,701,613 and a distribution of $6,858,327 from the escrow holding the disputed payments and interest.  Under the settlement, the Former Co-CEO is also obligated to pay to us an additional $875,000 on or before January 5, 2009.  The settlement will be reflected in our second quarter financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Outlook and Company Actions

Our industry continues to be challenged by the difficult homebuilding market downturn.  For us, as well as for the industry as a whole, excess new and existing home supply, including those homes available as a result of increased foreclosure activity, has led to continued increased competition and margin compression.  We believe that home buyers are and will continue to defer purchasing decisions until they believe the price declines have reached bottom.  Additionally, for those buyers motivated to take advantage of current competitive pricing conditions, the tightening of mortgage financing, as well as difficulty in selling their existing homes, are causing high cancellation rates and lower net orders.  As the competitive pressures in the industry persist, over the last several quarters homebuilders have offered additional incentives and discounts, which has exacerbated the industry’s performance.  As a continuing result of these conditions, for the three months ended March 31, 2008, we recorded $60.2 million of real-estate related impairments.

In response to these conditions, we are focusing on the following initiatives: (1) consolidating overhead functions at our divisions to reduce our general and administrative cost burden, (2) reducing our total lot supply by renegotiating or opting out of lot purchase and option contracts, (3) reducing unsold home inventory and significantly limiting construction of speculative homes, (4) exercising tight control over cash flows, particularly as related to spec home starts and land development spending for long-range projects, (5) increasing sales and marketing efforts to generate additional traffic, (6) renegotiating construction costs with our subcontractors where possible and (7) monitoring our customer satisfaction scores and making improvements based on the results of the surveys.

We believe we are positioned to weather the current homebuilding industry downturn, and to take advantage of opportunities if and when the market improves.  Continuing population growth in our key regions, our supply of inventory of entitled land in desirable locations, and regulations that constrain the development of raw land in many of these key markets, favor our geographic position.  Coupled with this strong inventory position, we believe that our product diversification, respected brands, solid balance sheet and management experience position us for future growth when the homebuilding market stablizes.

Summary Company Results

Total home closing revenue was $371.7 million for the three months ended March 31, 2008, decreasing 35% from $576.1 million for the same period last year. Net loss for the first quarter of 2008 was $45.3 million, a $60.4 million decrease, from earnings of $15.1 million in the same period last year. This decrease is primarily due to the $60.2 million (pre-tax) of real estate-related impairments recorded in the first quarter of 2008 as compared to $17.0 million of real-estate impairments in the same period of 2007. These declines are also impacted by the lower average home prices from competitive pressures and the increased use of incentives, and lower closing volumes due to weaker sales levels over the past year.

At March 31, 2008, our backlog of approximately $718.5 million decreased 43% when compared to March 31, 2007, but increased 7% in dollars and 13% in units compared to December 31, 2007. The decrease is due to a weaker sales pace, compounded by increased price concessions and incentives, as the average sales price in backlog decreased from $319.2 at March 31, 2007 to $292.8 at December 31, 2007 to $277.0 at March 31, 2008. In the first quarter of 2008, our cancellation rate on sales orders was 27% of gross orders as compared to 27% in the same period a year ago, and 47% for the three months ended December 31, 2007.

Critical Accounting Policies

We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the unaudited condensed consolidated financial statements. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations, particularly as related to our ability to accurately estimate stock-based compensation, accruals, or impairments of real estate or goodwill that could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.

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

Real Estate

Real estate is stated at cost unless the community is determined to be impaired, at which point the inventory is written down to fair value as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community are allocated on a relative value basis to the remaining homes in the community.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

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

In accordance with SFAS No. 144, all of our land inventory and related real-estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  Due to the current environment, we evaluate our real-estate assets for impairments on a quarterly basis.  SFAS No. 144 requires that impairment charges are to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level; therefore, changes in local conditions may effect one or several of our communities.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Existing and continuing communities:  When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real-estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  The fair value of the communities’ assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell or that are in the preliminary development stage and product types have not yet been finalized with impairments charged to cost of home closing in the period during which the fair value is less than the assets’ carrying amount.  For a market-based approach, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real-estate expertise. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14% for all projects exceeding nine months.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Community-level factors that may impact our key estimates include:

•                     The presence and significance of local competitors, including their offered product type and competitive actions

•                     Economic and related conditions for the population of the surrounding community; and

•                    Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes.

These local circumstances may significantly impact our assumptions and the resulting computation of fair value, and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models.  The models are also evaluated by the regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities.  We typically do not project any market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived master planned community.

Option deposits and pre-acquisition costs: We also evaluate assets associated with future communities for impairments on a quarterly basis.  Using similar techniques described in the existing and continuing communities section above, we determine if the contributions to be generated by our future communities are acceptable to us.  If the projections indicate that a community is still profitable and generating acceptable margins, those assets are determined to be fully recoverable and no impairments are required.  In cases where we decide to abandon the project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  We may also elect to continue with a project that may not be generating an accounting profit due to expected future cash flow that may be generated or other factors.  In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.

During the first quarter of 2008, we recorded $45.5 million of such impairment charges related to our home and land real estate inventories and real-estate-related joint venture investments.  Additionally, we wrote off $14.7 million of deposits and pre-acquisition costs relating to projects that were no longer feasible.

Due to the uncertainties related to our operations and our industry as a whole, as further discussed in our Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented from time to time, we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

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

During 2007, we estimated the fair value of our reporting units using various valuation techniques supported with a market valuation of our company as a whole, and concluded that based upon external observable inputs, such as the recent declines in the price of our common stock and resulting decline of our market capitalization, the carrying value of our reporting units exceeded their fair value and therefore could not support any goodwill.  As such, an impairment loss was probable and could be reasonably estimated for all of our reporting units.  Therefore, the goodwill balance was impaired $129.4 million in 2007, resulting in a full write-down of all of our remaining goodwill.

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

At March 31, 2008, our warranty reserve was $35.7 million, reflecting 0.8% to 1.5% of a home’s sale price.  A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by $372,000 for the quarter ended 2008.  While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs.  Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

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

As of March 31, 2008, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary, we do not have a controlling interest, and our ownership interest exceeds 20%.  At March 31, 2008, our equity investments of $21.9 million related to unconsolidated entities with total assets of $672.1 million and total liabilities of $483.0 million.  See Note 4 in the accompanying consolidated financial statements for additional information related to these investments.

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

SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the evidence available, it is more-likely-than-not that such assets will not be realized.  In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods by jurisdiction, unitary versus stand alone state tax filings, the company’s experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available.

In making the determination of whether we are in a cumulative loss position under SFAS No. 109, we use a a four-year measurement period and base the determination on net income or loss before income taxes for the current and prior three years.  Our cumulative loss measurement period is based on the length of swings in historical real estate industry cycles, which have traditionally averaged four-to-six years between upward and downward swings, and which mirror our expected building and profitability cycles. In addition, the homebuilding industry does not produce a product which is subject to obsolescence and accordingly the industry would be expected to recover to its normal profit levels as the temporary factors which are now negatively impacting the industry such as credit availability and excess supply are gradually resolved.  Furthermore, we believe that we have sufficient financial resources to weather the normal long homebuilding business cycle and return to normal profitability levels when the market begins to recover in the future.  Therefore, we believe that our policy with regard to the cumulative loss measurement period of four years is both appropriate and reasonable.

At March 31, 2008, our net deferred tax asset was $147.6 million of which $11.4 million related to the net state deferred tax asset after a valuation allowance of $9.2 million.  We believe it is more-likely-than-not that the net federal deferred tax asset of $136.2 million will be fully realized and does not require a valuation allowance.  In this regard, we expect to dispose of or sell a significant amount of real estate in 2008 that has been impaired and to carry back any resulting losses to offset our profits from 2006.  Based on the federal tax rate of 35%, it will require $389.1 million of past and future taxable income to realize the $136.2 million of federal deferred tax assets.    We currently have $418.8 million of taxable income available from 2006 for offsetting losses.  We are also allowed to carry forward our losses for 20 years and apply against future taxable income to further realize our deferred tax assets.  As of March 31, 2008, we are not in a cumulative loss position. However, we will continue to review our deferred tax assets and cumulative loss position and will record valuation allowances, if necessary, when conditions indicate that it is warranted. At the state level, a valuation allowance continues to be necessary due to the magnitude of loss in non-unitary states, no carry back of loss being allowed at the state level, and shorter carry forward periods in a few of the states where we are doing business.

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

Prior to January 1, 2006, we accounted for stock option awards granted under our compensation plans in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to January 1, 2006, as our stock options had an exercise price equal to or greater than the market value of our common stock on the date of the grant and therefore, no intrinsic value.  On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”), using the modified-prospective-transition method.  Under this transition method, our compensation expense recorded since January 1, 2006 includes both charges related to the vesting of options and restricted stock granted since the adoption of SFAS No. 123R as well as compensation cost related to the unvested portions of options granted prior to January 1, 2006.  For all compensation cost recorded, fair value of the options was determined using the provisions of SFAS No. 123R.  In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

The calculation of employee compensation expense involves estimates that require management judgements.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 8 in the accompanying consolidated financial statements.  The fair value of our stock options, which typically vest ratably over a five-year period, is expensed on a straight-line basis over the vesting life of the options.  Expected volatility is based on a composite of historical volatility of our stock and implied volatility from our traded options.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  We use historical data to estimate stock option exercises and forfeitures within our valuation model.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended March 31,
	2008	2007
Total
Dollars	$371,656	$576,115
Homes closed	1,328	1,796
Average sales price	$279.9	$320.8

West Region
California
Dollars	$70,279	$102,135
Homes closed	173	194
Average sales price	$406.2	$526.5
Nevada
Dollars	$19,875	$15,277
Homes closed	73	45
Average sales price	$272.3	$339.5
West Region Totals
Dollars	$90,154	$117,412
Homes closed	246	239
Average sales price	$366.5	$491.3

Central Region
Arizona
Dollars	$61,436	$182,289
Homes closed	209	498
Average sales price	$294.0	$366.0
Texas
Dollars	$182,772	$222,888
Homes closed	739	912
Average sales price	$247.3	$244.4
Colorado
Dollars	$12,784	$13,663
Homes closed	38	33
Average sales price	$336.4	$414.0
Central Region Totals
Dollars	$256,992	$418,840
Homes closed	986	1,443
Average sales price	$260.6	$290.3

East Region
Florida
Dollars	$24,510	$39,863
Homes closed	96	114
Average sales price	$255.3	$349.7

Companywide.  Home closing revenue for the quarter ended March 31, 2008 decreased 35% to $371.7 million from $576.1 million for the same time period a year ago as a result of a 26% decrease in homes closed to 1,328 and a 13% decrease in average sales price.  The home closing revenue decreases reflect lower sales prices as a result of general competitive pricing pressures to overcome the continued slower sales pace from lack of buyer confidence and targeted efforts to reduce our unsold home inventory levels.

West.  The West Region’s $27.3 million decrease in home closing revenue for the first quarter of 2008 as compared to 2007 is due primarily to lower sales prices in both California and Nevada, partially offset by a slight increase in the number of homes closed, reflecting easing comparisons in Nevada for the three months ended March 31, 2008 as compared to March 31, 2007, partially due to an increase in average active communities in the period to 10.5 in the first quarter of 2008 versus 7 in the same period of 2007.  The Region’s decreases reflect the market’s correction from the rapid price appreciation experienced over the prior several years and the oversupply of inventory available in these markets.  We expect that these lower sales prices will continue and will affect closings in California and Nevada throughout the remainder of 2008.

Central.  During the three months ended March 31, 2008, the Central Region reported a $161.9 million decrease to $257.0 million of home closing revenue as compared to the prior year due to a 32% decrease in number of homes closed and average sales price decrease of 10% to $260,600 in 2008 as compared to $290,300 in 2007.  Although we have experienced slowing in the Texas sales pace in recent quarters, Texas still remains our strongest market, with 739 homes closed in the first quarter of 2008, a 19% decrease from 912 in the same period of 2007.  Arizona, which continued to struggle as excess inventory of new and existing homes locally and lack of buyer confidence resulted in additional incentives, reported $61.4 million in home closing revenue in the first quarter of 2008 as compared to $182.3 in the first quarter of 2007, while Colorado reported a slight decrease of $0.9 million in the first quarter of 2008 as compared to the same period a year ago as that operation continues to mature.

East.  In the East Region, closing revenue and homes closed were $24.5 million and 96, respectively, for the quarter ended March 31, 2008, decreases of 39% and 16%, respectively, versus the same quarter in the prior year.  These decreases were primarily the result of 27% decreases in average sales prices, as well as lower volume in our Ft. Myers operation, which is currently winding down.

Home Orders

	Three Months Ended March 31,
	2008	2007
Total
Dollars	$420,209	$640,616
Homes ordered	1,634	2,073
Average sales price	$257.2	$309.0

West Region
California
Dollars	$80,008	$139,984
Homes ordered	201	291
Average sales price	$398.0	$481.0
Nevada
Dollars	$21,544	$30,866
Homes ordered	85	84
Average sales price	$253.5	$367.5
West Region Totals
Dollars	$101,552	$170,850
Homes ordered	286	375
Average sales price	$355.1	$455.6

Central Region
Arizona
Dollars	$60,079	$152,342
Homes ordered	260	478
Average sales price	$231.1	$318.7
Texas
Dollars	$217,363	$278,544
Homes ordered	925	1,096
Average sales price	$235.0	$254.1
Colorado
Dollars	$17,268	$18,520
Homes ordered	48	48
Average sales price	$359.8	$385.8
Central Region Totals
Dollars	$294,710	$449,406
Homes ordered	1,233	1,622
Average sales price	$239.0	$277.1

East Region
Florida
Dollars	$23,947	$20,360
Homes ordered	115	76
Average sales price	$208.2	$267.9

	Three Months Ended March 31,
	2008	2007

Cancellation Rates (1)
Total	27%	27%

West Region
California	27%	23%
Nevada	17%	18%
West Region Totals	25%	22%

Central Region
Arizona	21%	21%
Texas	30%	31%
Colorado	19%	13%
Central Region Totals	28%	28%

East Region (Florida)	22%	40%

(1)                                Cancellation rates are computed as the cancelled units for the period divided by the gross sales units for the same period.

Companywide.  Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

Demand has been soft in some of our markets as early as the fall of 2005.  We believe buyers are waiting for indications that home prices have stablized, and that new home purchases will retain their value.  Additionally, the mortgage lending crisis and resulting tighter underwriting standards are making it harder for our buyers (and buyers of their existing homes) to obtain loans.  Home orders echoed market conditions, declining by 21% to 1,634 units during the quarter ended March 31, 2008 with a value of $420.2 million, a decrease of 34% compared to the same quarter a year ago.  Our actively selling community count declined 2% to 215 at March 31, 2008, over the same quarter a year ago, contributing to a portion of the decrease.

Our cancellation rate for the quarter ended March 31, 2008 was 27% of gross unit sales as compared to 27% for the same time period a year ago.  The cancellation rates reflect the continuing hesitancy of our buyers to commit to a home purchase until they are confident the homebuilding market downturn has reached the bottom of its decline or because of difficulties in selling their existing homes.  In response to these market conditions, we have aggressively priced our unsold inventory and have continued to offer incentives to home buyers in many of our markets, which is highlighted in the decline in average order sales price to $257,200 for the first quarter of 2008, down from $309,000 in the same quarter of the prior year.

West.  During the first quarter of 2008, decreasing demand from investors and speculative buyers, higher inventory levels of unsold homes and homebuyer lack of confidence led to continued increased incentives, lower average sales prices and lower sales volumes.  This Region of the country has been greatly affected by the current market declines as it had experienced the largest price appreciation in prior years, and we believe prices will not stabilize until market indications assure buyers that the downturn has bottomed.  These factors all contributed to the three month home order decline of $69.3 million over the same period of the prior year, which was comprised of a 22% decrease in average selling price coupled with a 24% reduction in units sold for the three month period ended March 31, 2008 as compared to the same period in 2007.

Central.  For the three months ended March 31, 2008, the Region had 389 fewer home orders than in the same period in 2007, which was the primary contributing factor to the $154.7 million decrease in the value of homes ordered over the prior year.  These declines are due to the continuing downturn in the homebuilding market in this Region, which most sharply affected Arizona with a 61% decrease in dollar value in the first quarter, driven by their 46% decline in number of home sales.  Texas, which is currently our strongest market, has also seen its sales orders decrease 16% in the quarter ended March 31, 2008 as compared to the same period in 2007, reflecting some weakening markets.

East.  In our East Region, net orders increased by 39 homes with a dollar value increase of $3.6 million for the three months ended March 31, 2008, compared to the same time period a year ago.  Although average sales prices decreased 22% over the prior year, the dollar and unit increases reflect both our increased community count in Central Florida from 10 active communities at March 31, 2007 to 12 at March 31, 2008, as well as our concerted efforts to reduce unsold inventory and increase sales absorption rates through increased use of discounts.

Order Backlog

	At March 31,
	2008	2007
Total
Dollars	$718,538	$1,264,562
Homes in backlog	2,594	3,962
Average sales price	$277.0	$319.2

West Region
California
Dollars	$91,261	$167,665
Homes in backlog	192	323
Average sales price	$475.3	$519.1
Nevada
Dollars	$20,329	$37,314
Homes in backlog	76	96
Average sales price	$267.5	$388.7

West Region Totals
Dollars	$111,590	$204,979
Homes in backlog	268	419
Average sales price	$416.4	$489.2

Central Region
Arizona
Dollars	$119,201	$317,359
Homes in backlog	441	885
Average sales price	$270.3	$358.6
Texas
Dollars	$418,942	$637,819
Homes in backlog	1,658	2,393
Average sales price	$252.7	$266.5
Colorado
Dollars	$22,621	$23,640
Homes in backlog	63	60
Average sales price	$359.1	$394.0
Central Region Totals
Dollars	$560,764	$978,818
Homes in backlog	2,162	3,338
Average sales price	$259.4	$293.2

East Region
Florida
Dollars	$46,184	$80,765
Homes in backlog	164	205
Average sales price	$281.6	$394.0

Companywide.  Our backlog represents net sales contracts that have not closed. Our March 31, 2008, backlog value was $718.5 million, comprised of 2,594 homes. These amounts declined 43% and 35%, respectively, compared to a year ago, consistent with our softening overall order trends, but increased sequentially from the December 31, 2007 balance of 2,288 homes with a value of $670.0 million.

West.  The West Region’s 36% decrease in number of homes in backlog to 268 as of March 31, 2008 as compared to 2007 is primarily due to buyer hesitancy and the difficult markets previously discussed.  Additionally, the lower average sales price due to the increased use of incentives in both California and Nevada further contributed to the $93.4 million decline to $111.6 at March 31, 2008.

Central.  The Central Region’s 2,162 homes in backlog at March 31, 2008 is a 35% decrease from a year ago.  This decrease, along with a 12% decrease in the average sales price of these homes, led to a $418.1 million decrease in dollars of backlog for this region.  The decline is primarily due to the slowdown of the homebuilding markets in Arizona, coupled with less sizable declines in Texas.

East.  The East Region’s decline of $34.6 million in dollars of backlog to $46.2 million at March 31, 2008 versus 2007 is primarily due to closings and the lack of a pipeline of new sales in Ft. Myers/Naples.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2008	2007

Home Closing Gross (Loss)/Profit

West — Dollars	$(21,015)	$9,484
West — Percent of homes closings revenue	(23.3)%	8.1%

Central — Dollars	$25,323	$82,494
Central — Percent of home closings revenue	9.9%	19.7%

East — Dollars	$(3,227)	$(1,827)
East — Percent of home closings revenue	(13.2)%	(4.6)%

Total — Dollars	$1,081	$90,151
Total — Percent of home closing revenue	0.3%	15.6%

Home Closing Gross Profit

Companywide.  Home closing gross (loss)/profit represents home closing revenue less cost of home closings. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs, common community and recreation areas and landscaping, and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead, closing costs and impairments, if any.

Home closing gross profit percentage decreased to 0.3% or $1,081 for the three months ended March 31, 2008 as compared to 15.6%, or $90,151 for the three months ended March 31, 2007, primarily as a result of real estate-related impairments and decreases in average selling prices.  Home closing gross profit for the three months ended March 31, 2008 includes $44.3 million related to real estate-related impairments compared to $17.0 million for the same period a year ago. These impairments were recorded as part of our quarterly review of the fair value of our real estate assets and the determination that the acquisition of certain properties under contract was no longer economically viable.  Excluding these charges, gross margins were $45.4 million, or 12.2% for the three months ended March 31, 2008, and $107.2 million, or 18.6% for the same period in 2007.  Going forward, we believe that as prices continue to reflect the current state of the homebuilding industry, our margins will remain at levels lower than historically experienced.  In addition, as we continue to close homes in communities that have been previously impaired, those homes will contribute minimal margins to our average gross margin percentages.  In recent quarters, we have increased the number, type and amount of incentives we offer, as reflected by lower average sales prices in our backlog.  The types of incentives we offer vary from market to market, community to community and model to model and may include a discount on home price, free or discounted upgrades and options, and the payment of a portion of the buyer’s closing costs. Increasing incentives, which impact sales prices, can also be expected to have an adverse effect on our gross and net margins over the next several quarters.

West. Our West Region experienced a significant drop in home closing gross profit to a negative margin of (23.3)% or $(21,015) for the three months ended March 31, 2008, due to real estate-related impairments and the continuing trends of lower average sales price of closed homes driven by weak demand, as previously discussed. Gross margin was 8.1% or $9,484 for the same period in 2007. The Region recorded $26.8 million of real estate-related impairments for the three-month period ended March 31, 2008. Excluding these impairments, gross margins would have been 6.4% for the three months ended March 31, 2008. In 2007, such impairments were $5.4 million for the three months ended March 31, 2007.

Central. The Central Region’s 9.9% home closing gross profit for the three months ended March 31, 2008 decreased 980 basis points to $25,323, as compared to 19.7% or $82,494 in the same period of 2007. Despite these decreases, margins in this Region remained positive due to the minimal impairments recorded in Texas. The decrease is mainly attributed to the decrease in pricing power in Arizona. The Central Region also recorded $11.2 million of real estate-related impairments for the three months ended March 31, 2008, compared to $2.1 million for the three months ended in the same period of 2007. The 2008 impairment charges reduced the three-month gross margin by 430 basis points.

East. This Region, like the West, experienced a home closing gross loss when compared to a year ago, with negative gross margins of (13.2)% or $(3,227) for the quarter ended March 31, 2008 as compared to (4.6)% or $(1,827) for the same period in the prior year. The home closing gross losses are due to $6.4 million of real estate-related impairments during the three months ended March 31, 2008. The impairment charges in the same period of the prior year were $9.5 million. Excluding these impairments, gross margin would have been 12.8% for the Region for the three months ended March 31, 2008 and 19.3% for the three months ended March 31, 2007. The gross margins in 2008 were also impacted by the difficult market conditions experienced in Ft. Myers/Naples, as well as the lower average sales prices – and margins – of Central Florida, which comprises nearly all of this Region’s mix.

	Three Months Ended March 31,
	2008	2007
Commissions and Other Sales Costs
Dollars	$33,765	$47,338
Percent of home closing revenue	9.1%	8.2%

General and Administrative Costs
Dollars	$21,293	$26,663
Percent of total revenue	5.7%	4.6%

(Benefit)/provision for income Taxes
Dollars	$(25,479)	$7,502
Effective tax rate	36.0%	33.2%

Commissions and Other Sales Costs

Commissions and other sales costs, such as advertising and sales office expenses, as a percentage of home closing revenue, increased to 9.1% for the three months ended March 31, 2008 from 8.2% for the three months ended March 31, 2007.  This increase is the result of a 50 basis point increase in our commission costs as a percentage of closing revenue due to the larger number of homes sold with the participation of outside commissioned sales agents.  This increase also reflects additional costs incurred for increased sales and marketing efforts across our markets.

General and Administrative Costs

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses decreased $5.3 million to $21.3 million for the three months ended March 31, 2008 versus the same period in 2007. This decline represents our concentrated efforts to control overhead expenses, particularly due to lower salaries and compensation expense resulting from reductions in employee head count and other cost-cutting measures.  The 1.1% increase as a percent of total revenue is primarily a function of lower closings revenue due to the increased use of incentives and normal seasonality, rather than higher general and administrative costs.

Benefit/(Provision) for Income Taxes

Our overall effective tax rate was 36.0% for the three months ended March 31, 2008, compared to 33.2% for the three months ended March 31, 2007. The change in our effective tax rate during 2008 was primarily attributable to a decrease in the allowable tax deduction for domestic manufacturing, and a decrease in unrecognized tax benefits.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2008 were operating expenses, home construction and the payment of various liabilities. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings.  In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cost associated with home and land construction was previously incurred.

We believe that we have strict controls and a defined strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory development. We generated $81.1 million of positive operating cash flows for the quarter ended March 31, 2008 and paid down our Credit Facility by $80.2 million during the current quarter.  As we have no debt maturities until 2014, we intend to begin to build cash reserves with cash generated from operations for the remainder of 2008.

Covenant Compliance

Credit Facility.  In September 2007, we amended our Credit Facility to (i) reduce the total facility size to $800 million from $850 million, (ii) modify the applicable interest rate by 20.0 to 92.5 basis points, depending upon our Leverage Ratio and our Interest Coverage Ratio (as defined), (iii) reduce the minimum Interest Coverage Ratio for a period of up to nine consecutive quarters (the beginning quarter of which is chosen by us but commencing no later that the second fiscal quarter of 2008) below 2.00 to 1.00 interest coverage (‘‘Reduction Period’’) and (iv) to further reduce the minimum Interest Coverage Ratio for a period of up to three consecutive quarters during the Reduction Period to a minimum of 0.50 to 1.00 interest coverage (‘‘Partial Suspension Period’’). In addition, the individual quarterly Interest Coverage Ratio cannot be less than 1.00 to 1.00 for more than four consecutive quarters during the Reduction Period.

During the Reduction Period, the Leverage Ratio (as defined) cannot exceed 2.00 to 1.00, and the maximum Leverage Ratio decreases further as the Interest Ratio decreases below 2.00 to 1.00 for each four trailing four-quarter period. The below table shows the relationship between reductions in the Interest Coverage Ratio and the Maximum Leverage Ratio:

When Interest Coverage is:	Maximum Leverage Ratio:
> 2.00x	< 2.25x
1.75x to 2.00x	< 2.00x
1.50x to 1.75x	< 1.75x
1.25x to 1.50x	< 1.50x
< 1.25x	< 1.40x

The Leverage Ratio during the Partial Suspension Period cannot be greater than 1.40 to 1.00. The Leverage Ratio during any period other than the Reduction Period cannot be greater than 2.25 to 1.00.

Our Interest Coverage Ratio was below 2.0 to 1.0 at March 31, 2008, and we will elect into the Reduction Period effective for the quarter ending March 31, 2008.

Assuming the Partial Suspension Period commences in the second quarter of 2008, the below table shows the required Minimum Interest Coverage Ratio (as defined) as of the end of each quarter:

Quarter	Minimum Interest Coverage Ratio:

Q1 2008	1.00
Q2 2008	0.50
Q3 2008	0.50
Q4 2008	0.50
Q1 2009	1.00
Q2 2009	1.00
Q3 2009	1.25
Q4 2009	1.50
Q1 2010	1.75
Q2 2010	2.00

At any time if the Interest Coverage Ratio during the Partial Suspension Period is below 1.0 to 1.0, we must maintain Liquidity (defined generally as availability under the Credit Facility) of $75 million.

During the Reduced Interest Coverage Period, we are prohibited from paying dividends, buying back Company stock or prepaying any senior or subordinated notes.

The following table summarizes these covenant thresholds pursuant to the Credit Facility, as amended, and our compliance with such covenants as of March 31, 2008:

Financial Covenant	Covenant Requirement		Actual
		($ in millions)
Minimum Net Worth (1)	>	609,792	669,102
Leverage Ratio (2)	<	1.75	1.03
Interest Coverage Ratio	>	1.00	1.61
Borrowing Base Debt	<	867,142	490,354
Total Land Restriction	<	911,378	591,327
Raw Land Restriction	<	133,820	21,280
Unsold Units Restriction	<	2,166	768
Model Homes Restriction	<	722	276

(1) Minimum Net Worth (called ‘‘Actual Consolidated Tangible Net Worth’’ in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $17.7 million as of March 31, 2008.

(2) Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.

Senior and Senior Subordinated Notes.  If we do not meet both the Fixed Charge Ratio and the Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth (as defined) covenants in our senior and senior subordinated indentures, we are generally prohibited from incurring additional indebtedness. Our actual Fixed Charge Ratio and Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth as of March 31, 2008 were 1.6 to 1.0 and 1.1 to 1.0, respectively. Our actual tangible net worth as of March 31, 2008 was $669.1 million.

As of and for the quarter ended March 31, 2008, we were in compliance with all of the Credit Facility and senior and senior subordinated note covenants.  See Part II, Item 7 on our 2007 Annual Report on Form 10-K for additional discussions regarding these covenants.

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

Recently Issued Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this report for discussion of recently-issued accounting standards.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report include statements concerning our belief that we are positioned, and that we will be able, to capitalize on opportunities if and when the market stabilizes; our belief that buyers will defer purchasing decisions until prices stabilize; our belief that cancellations will stabilize as prices and inventory stabilize; our plans or goals for unsold homes inventory reduction, lot supply reduction, generating positive cash flow and using it for cash reserves, as well as management’s intention to operate conservatively, strengthen the balance sheet and improve liquidity; management estimates regarding future impairments and joint venture exposure, including actions that we may pursue or that may result from defaults of indebtedness of certain joint ventures, whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in 2008; the significance of buyer confidence, and home prices and sales signaling a turnaround in the market; the demand for and the pricing of our homes; the growth potential of the markets in which we operate; our land and lot acquisition strategy and our belief that we have land in desirable locations; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our ability to deliver existing backlog; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; our belief that sales prices, sales orders and gross margins may continue to decrease and that inventories may increase; our future cash needs; the viability of certain large land parcels we own or control; and our future compliance with debt covenants and actions we may take with respect thereto.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented from time to time under the heading “Risk Factors.”

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility.  The interest rate for this facility fluctuates with the prime and Eurodollar lending rates.  As of March 31, 2008, we had $1.8 million drawn under our Credit Facility that is subject to changes in interest rates.  A hypothetical 10% interest rate change would not have a material impact on our financial results.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures.  Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own securities during the three months ended March 31, 2008.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  In August 2006, the Board of Directors authorized an additional $100 million under this program.  There is no stated expiration date for this program.  As of March 31, 2008, we had approximately $130.2 million available to repurchase shares under this program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May 2008.

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