Form 10-Q
period 2008-06-30
Meritage Homes CORP
filed 2008-08-07
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes ☐ No ☒

Common shares outstanding as of August 4, 2008: 30,686,856.

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Cash and cash equivalents	$115,153	$27,677
Income tax receivables	27,175	67,424
Other receivables	46,532	56,079
Real estate	1,120,311	1,267,879
Real estate not owned	14,636	13,629
Deposits on real estate under option or contract	71,003	87,191
Investments in unconsolidated entities	21,429	26,563
Property and equipment, net	28,932	30,973
Deferred tax asset, net	148,080	139,057
Intangibles, net	7,137	8,181
Prepaid expenses and other assets	19,422	23,728

Total assets	$1,619,810	$1,748,381

Liabilities:
Accounts payable	$51,446	$59,680
Accrued liabilities	162,514	202,790
Home sale deposits	17,615	19,484
Liabilities related to real estate not owned	6,465	6,388
Loans payable and other borrowings	6,091	101,073
Senior and senior subordinated notes	628,885	628,802

Total liabilities	873,016	1,018,217

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 38,578,106 and 34,144,924 shares at June 30, 2008 and December 31, 2007, respectively	386	341
Additional paid-in capital	433,157	347,796
Retained earnings	502,016	570,789
Treasury stock at cost 7,891,250 and 7,891,068 shares at June 30, 2008 and December 31, 2007, respectively	(188,765)	(188,762)

Total stockholders’ equity	746,794	730,164

Total liabilities and stockholders’ equity	$1,619,810	$1,748,381

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Home closing revenue	$373,923	$567,748	$745,579	$1,143,863
Land closing revenue	1,375	919	3,148	2,254
Total closing revenue	375,298	568,667	748,727	1,146,117

Cost of home closings	(322,143)	(479,298)	(648,369)	(948,225)
Cost of land closings	(1,397)	(748)	(3,084)	(1,894)
Real estate impairments	(35,142)	(78,862)	(79,491)	(95,899)
Total cost of closings and impairments	(358,682)	(508,908)	(730,944)	(1,046,018)

Home closing gross profit	23,268	9,588	24,349	99,739
Land closing gross (loss)/profit	(6,652)	171	(6,566)	360
Total closing gross profit	16,616	9,759	17,783	100,099

Commissions and other sales costs	(33,669)	(48,067)	(67,434)	(95,405)
General and administrative expenses	(10,453)	(28,414)	(31,746)	(55,077)
Goodwill and related impairments	—	(27,952)	—	(27,952)
(Loss)/earnings from unconsolidated entities, net	(2,089)	1,800	(15,618)	4,946
Interest expense	(5,538)	(319)	(11,199)	(319)
Other income, net	973	3,989	3,270	7,122

Loss before benefit for income taxes	(34,160)	(89,204)	(104,944)	(66,586)
Benefit for income taxes	10,692	32,628	36,171	25,126

Net loss	$(23,468)	$(56,576)	$(68,773)	$(41,460)

Loss per common share:
Basic	$(0.79)	$(2.16)	$(2.46)	$(1.58)
Diluted	$(0.79)	$(2.16)	$(2.46)	$(1.58)

Weighted average number of shares:
Basic	29,594	26,232	27,953	26,199
Diluted	29,594	26,232	27,953	26,199

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(68,773)	$(41,460)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,564	9,044
Real estate-related impairments	79,491	95,899
Goodwill-related impairments	—	27,952
Increase in deferred taxes	(9,023)	(32,503)
Stock-based compensation	2,057	4,222
Excess income tax benefit from stock-based awards	—	(346)
Equity in losses/(earnings) from unconsolidated entities (includes $19.7 and $1.1 million of impairments to joint ventures in 2008 and 2007, respectively)	15,618	(4,946)
Distributions of earnings from unconsolidated entities	5,361	8,768
Changes in assets and liabilities:
Decrease/(increase) in real estate	74,686	(151,735)
Decrease in deposits on real estate under option or contract	6,560	21,159
Decrease/(increase) in receivables and prepaid expenses and other assets	51,699	(7,540)
Decrease in accounts payable and accrued liabilities	(60,615)	(88,807)
Decrease in home sale deposits	(1,869)	(6,215)
Net cash provided by/(used in) operating activities	101,756	(166,508)

Cash flows from investing activities:
Investments in unconsolidated entities	(13,431)	(19,693)
Distributions of capital from unconsolidated entities	1,862	16,210
Purchases of property and equipment	(4,371)	(8,254)
Proceeds from sales of property and equipment	105	360
Net cash used in investing activities	(15,835)	(11,377)

Cash flows from financing activities:
Net borrowings/(repayments) under Credit Facility	(82,000)	25,000
Repayments of loans payable and other borrowings, net	—	(1,309)
Proceeds from issuance of senior subordinated notes	—	150,000
Debt issuance costs	—	(3,043)
Excess income tax benefit from stock-based awards	—	346
Purchase of treasury stock	(3)	—
Proceeds from stock option exercises	783	1,859
Proceeds from issuance of common stock, net of transaction fees	82,775	—
Net cash provided by financing activities	1,555	172,853

Net increase/(decrease) in cash and cash equivalents	87,476	(5,032)
Cash and cash equivalents at beginning of period	27,677	56,710
Cash and cash equivalents at end of period	$115,153	$51,678

See supplemental disclosures of cash flow information at Note 11.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes.  At June 30, 2008, we were actively selling homes in 213 communities, with base prices ranging from approximately $112,000 to $1,068,000.

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

Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community or phase are allocated on a relative value basis to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, our building cycle ranges from four to five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary based on the size of the community and the associated sales absorption rates.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives.

In accordance with SFAS No. 144, all of our land inventory and related real estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.   SFAS No. 144 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the assets’ carrying amount exceeds their fair value.

Existing and continuing communities.   When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  The fair value of the communities’ assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell or that are in the preliminary development stage and product types have not yet been finalized.  Impairments are charged to cost of home closing in the period during which the fair value is less than the assets’ carrying amount.  If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14% for all projects exceeding nine months.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Community-level factors that may impact our key estimates include:

•                       The presence and significance of local competitors, including their offered product type and competitive actions;

•                       Economic and related demographic conditions for the population of the surrounding community; and

•                       Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes.

These local circumstances may significantly impact our assumptions and the resulting computation of fair value. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived master planned community.

Option deposits and pre-acquisition costs.  We also evaluate assets associated with future communities for impairments on a quarterly basis.  Using similar techniques described in the existing and continuing communities section above, we determine if the contributions to be generated by our future communities are acceptable to us.  If the projections indicate that a community is still profitable and generating acceptable margins, those assets are determined to be fully recoverable and no impairments are required.  In cases where we decide to abandon the project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  We may also elect to continue with a project because it has positive cash flows, even though it may not be generating an accounting profit, or because of other strategic factors.  In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.

Off-Balance-Sheet Arrangements – Joint Ventures.  We participate in about a dozen active land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  We also enter into mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  See Note 4 for additional information.

Off-Balance-Sheet Arrangements – Other.  We often acquire finished building lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  See Note 3 for further discussion.

We obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met.  As such, as of June 30, 2008, we had approximately $182.7 million of surety bonds outstanding subject to these indemnity arrangements, of which only $50.5 million of work remains to be completed.  We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Intangibles, Net.  In accordance with AICPA Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we have capitalized software costs at June 30, 2008 with a cost basis of $5.5 million, which is net of accumulated amortization of $8.3 million.  In the first six months of 2008, amortization expense was approximately $0.8 million related to the capitalized software costs and is expected to be approximately $0.8 million for the remaining six months of 2008 and $1.6 million, $1.6 million, $1.2 million and $0.3 million in 2009, 2010, 2011 and 2012, respectively.  We also have $0.1 million of capitalized software costs that are still in the application stage.

Other intangible assets consist primarily of non-compete agreements acquired in connection with our September 2005 acquisition of Greater Homes.  These intangible assets were valued at the acquisition date utilizing accepted valuation procedures and are being amortized over their estimated useful lives.  The cost and accumulated amortization of our intangible assets was $7.4 million and $5.9 million, respectively, at June 30, 2008.  In the first six months of 2008, amortization expense was $0.4 million.  Amortization expense is expected to be approximately $0.4 million in the remaining six months of 2008 and $0.7 million and $0.4 million in 2009 and 2010, respectively.

Accrued Liabilities.  Accrued liabilities consists of the following (in thousands):

	At June 30, 2008	At December 31, 2007
Accruals related to real estate development and construction activities	$44,897	$91,607
Payroll and other benefits	16,278	29,604
Accrued taxes	13,926	2,962
Warranty reserves	34,276	36,633
Other accruals	53,137	41,984
Total	$162,514	$202,790

Warranty Reserves.  We have certain obligations related to post-construction warranties and defects related to homes closed.  We have estimated these reserves based on the number of home closings, historical data and trends with respect to similar product types and geographic areas.  We regularly review our warranty reserve and adjust it, as necessary, to reflect changes in trends as information becomes available.  A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$35,742	$30,319	$36,633	$28,437
Additions to reserve	2,876	4,350	4,790	10,712
Warranty claims and expenses	(4,342)	(3,683)	(7,147)	(8,163)
Balance, end of period	$34,276	$30,986	$34,276	$30,986

Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets, and additions to the reserves are included in cost of sales within the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements.  In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States.  This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS No. 162 to have a material impact on our financial condition, results of operations, and disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  This standard revises the presentation of and requires additional disclosures to an entity’s derivative instruments, including how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affects its financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At June 30, 2008	At December 31, 2007

Homes under contract under construction (1)	$357,304	$327,416
Finished lots and land under development	544,191	596,752
Unsold homes, completed and under construction	137,785	236,099
Model homes	59,551	61,172
Model home lease program	6,091	19,073
Land held for development	15,389	27,367
	$1,120,311	$1,267,879

(1)  Also includes the allocated land and land development costs associated with each lot for these homes.

As previously noted, in accordance with SFAS No. 144, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  Due to the current environment, we evaluate all of our real estate assets for impairment on a quarterly basis.  SFAS No. 144 requires that impairment charges are to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Based on these reviews of all our communities, we recorded real-estate and joint-venture impairment charges during the three- and six-month periods ended June 30, 2008 and 2007 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Terminated option/purchase contracts:
West	$2,806	$6,784	$15,480	$12,211
Central	589	2,970	2,184	4,750
East	943	10,408	1,303	19,158
Total	$4,338	$20,162	$18,967	$36,119

Real estate inventory impairments (1):
West	$15,869	$48,522	$29,963	$48,522
Central	5,584	5,748	15,211	6,046
East	2,721	4,430	8,720	5,212
Total	$24,174	$58,700	$53,894	$59,780

Impairments of joint venture investments:
West	$168	$1,120	$1,622	$1,120
Central	400	—	14,762	—
East	3,305	—	3,305	—
Total	$3,873	$1,120	$19,689	$1,120

Impairments of land held for sale:
West	$5,551	$—	$5,551	$—
Central	1,079	—	1,079	—
East	—	—	—	—
Total	$6,630	$—	$6,630	$—

Total impairments:
West	$24,394	$56,426	$52,616	$61,853
Central	7,652	8,718	33,236	10,796
East	6,969	14,838	13,328	24,370
Total	$39,015	$79,982	$99,180	$97,019

(1)   Included in these impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Individual home impairments (in thousands):
West	$9,936	$6,049	$18,546	$6,049
Central	5,473	1,800	8,689	1,800
East	1,811	3,642	6,621	4,424
Total	$17,220	$11,491	$33,856	$12,273

The tables below reflect the number of communities with real estate inventory impairments, excluding home-specific impairments (as noted above) and the remaining fair value of these communities for the three- and six-month periods ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	11	$5,933	$72,564
Central	3	111	3,353
East	2	910	8,706
Total	16	$6,954	$84,623

	Three Months Ended June 30, 2007
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	18	$42,473	$185,608
Central	4	3,948	40,366
East	3	788	19,890
Total	25	$47,209	$245,864

	Six Months Ended June 30, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	20	$11,417	$153,123
Central	18	6,522	57,595
East	2	2,099	8,706
Total	40	$20,038	$219,424

	Six Months Ended June 30, 2007
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	18	$42,473	$185,608
Central	4	4,246	40,366
East	3	788	19,890
Total	25	$47,507	$245,864

Subject to sufficient qualifying assets, we capitalize period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to qualified real estate assets as incurred and charged to cost of home closings when the associated revenue is recognized.  Certain information regarding capitalized interest follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Capitalized interest, beginning of period	$38,478	$38,929	$41,396	$33,016
Interest incurred	10,543	16,751	24,465	30,636
Interest expensed	(5,538)	(319)	(11,199)	(319)
Interest amortized to cost of home closings	(6,648)	(9,847)	(17,827)	(17,819)
Capitalized interest, end of period	$36,835	$45,514	$36,835	$45,514

At June 30, 2008, approximately $1.4 million of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our condensed consolidated balance sheets.

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

The table below presents a summary of our lots under option or contract at June 30, 2008 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash		Letters of Credit
Option contracts recorded on balance sheet as real estate not owned (1)(2)	686	$14,636	$8,171		$—

Option contracts not recorded on balance sheet – non-refundable deposits, committed (1)	10,499	502,315	41,176		14,259
Purchase contracts not recorded on balance sheet – non-refundable deposits, committed (1)	1,185	97,152	28,214		357
Total committed (on and off balance sheet)	12,370	614,103	77,561		14,616
Option contracts not recorded on balance sheet – non-refundable deposits, uncommitted (1)(3)	337	8,311	363		—
Purchase contracts not recorded on balance sheet – refundable deposits, uncommitted (4)	172	9,099	1,250		—
Total uncommitted	509	17,410	1,613		—
Total lots under option or contract	12,879	631,513	79,174		14,616

Total option contracts not recorded on balance sheet	12,193	$616,877	$71,003	(5)	$14,616

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

(5)     Amount is reflected in our condensed consolidated balance sheets in the line item “deposits on real estate under option or contract” as of June 30, 2008.

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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  Based on the structure of these joint ventures, they may or may not be consolidated into our results.  Our joint venture partners generally are other homebuilders, land sellers or other real estate investors.  We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.  As of June 30, 2008, we had about a dozen active land ventures.

We also enter into mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to us or our joint ventures.  Our aggregate investment in eight mortgage and title joint ventures as of June 30, 2008 and December 31, 2007 was $1.1 million.

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

Repayment Guarantees.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  If such a guarantee were ever to be called, the actual payment due would generally be computed as only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt.  At June 30, 2008, our share of these limited pro rata repayment guarantees was approximately $28.7 million, of which $24.7 million are “bad boy” guarantees in nature (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger the guarantee without our consent, we have classified them as repayment guarantees.

“Bad Boy” Guarantees.  In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees).  These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the respective secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe that the actions that would trigger the guarantee would generally be disadvantageous to the joint venture and to us; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so.  At June 30, 2008, we had outstanding guarantees of this type totaling approximately $71.9 million.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our revolving credit facility or senior and senior subordinated indentures.

Other Guarantees.  We and our joint venture partners are also typically obligated to the project lenders to complete land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders.  These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review.  Per the guidance of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, we believe these guarantees are either not applicable or not material to our financial results.

Surety Bonds.  We and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners.  Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met.  As of June 30, 2008, we had approximately $3.2 million of surety bonds outstanding subject to these indemnity arrangements, of which only $0.5 million of work remains to be completed.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries.  In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners.  In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated.  In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage.  In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several.  We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated.  As of June 30, 2008, we did not have any such reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At June 30, 2008	At December 31, 2007
Assets:
Cash	$8,631	$11,494
Real estate	564,502	648,972
Other assets	16,962	29,664
Total assets	$590,095	$690,130

Liabilities and equity:
Accounts payable and other liabilities	$15,778	$24,280
Notes and mortgages payable	401,306	472,538
Equity of:
Meritage (1)	45,086	59,990
Others	127,925	133,322
Total liabilities and equity	$590,095	$690,130

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$5,673	$34,874	$11,621	$48,260
Costs and expenses	(2,831)	(28,588)	(7,502)	(38,554)
Net earnings of unconsolidated entities	$2,842	$6,286	4,119	$9,706
Meritage’s share of pre-tax earnings (2) (3)	$1,786	$1,850	4,075	$5,019

(1)           Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures.  This balance may differ from the balance reflected in our consolidated balance sheets due to the following items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note 3 below and (iv) joint venture asset impairments recorded only in our financial statements.

(2)           The joint venture financial statements above represent the most recent information available to us.  For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount and, therefore, the financial statements of the ventures may not yet reflect any real estate charges.  We believe, in some cases, that the fair values of the ventures may be less than the related debt.  For the three and six months ended June 30, 2008, we performed an independent analysis and recorded $3.9 million and $19.7 million, respectively, of impairments related to our joint venture investments.  There were no such impairments for the same period a year ago.  As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials.  See Note 2, “Real Estate and Capitalized Interest”, for detail of our joint venture-related impairments.

(3)           Our share of pre-tax earnings is recorded in “(Loss)/earnings from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture earnings related to lots we purchased from the joint ventures.  Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

In addition to the $3.9 million and $19.7 million of impairments recorded for the three and six months ended June 30, 2008, respectively, our investments in unconsolidated entities includes $2.0 million and $2.3 million at June 30, 2008 and December 31, 2007, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We amortized approximately $104,000 and $261,000 in the first six months of 2008 and 2007, respectively.

Of the balances reflected in the joint venture table, approximately $396.3 million and $303.5 million of assets and liabilities, respectively, relate to our single largest joint venture, in which we are a 20% member.  Our investment in this venture has been fully impaired, and we have also fully reserved for our only other obligation related to this venture, our interest payments secured by a letter of credit.  The debt of this joint venture is non-recourse to us, and the venture is in compliance with all of its loan covenants as of June 30, 2008.  This venture comprises $60.2 million of our “bad boy” guarantees.

Of the remaining balance of joint venture assets and liabilities, $77.6 million and $52.1 million, respectively, relate to three joint ventures in which we have interests ranging from 20% - 50%.  Of our “bad boy” debt guarantees, $11.7 million relate to one of these ventures.  These ventures own assets in difficult markets and are currently in default of their debt agreements.  Although we and our joint venture partners continue to work with the respective lenders to renegotiate the debt or reach other satisfactory alternatives, as all debt for these ventures is non-recourse to the partners and all investments have been fully impaired, at this time we believe there is limited, or no further, exposure to us from these investments.

The other venture assets and liabilities primarily represent our six other active land ventures and various inactive ventures in which we have a total investment of $17.8 million.  As of June 30, 2008, the debt of these ventures is in compliance with their respective agreements, and except for $4.0 million of our limited repayment guarantees, the debt is non-recourse to us.  These ventures have no “bad boy” guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  Our ownership percentage in these ventures is between 3% - 4%.  Both ventures have been notified of default events on their debt; however, the debt on both ventures is non-recourse to the partners and is only payable under a “bad boy” guarantee.  We have fully impaired our investment in one of these ventures and at June 30, 2008 and December 31, 2007, our investment in the other venture was $1.8 and $1.7, respectively.  Both ventures also have partner completion guarantees.  The remaining $24.7 million of our limited repayment guarantees relate to these two joint ventures which, as noted, are bad boy guarantees that may be triggered without our consent as previously discussed.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
$800 million unsecured revolving credit facility maturing May 2011 with extension provisions, and interest payable monthly at LIBOR (2.47% at June 30, 2008) plus 1.75% or Prime (5.00% at June 30, 2008) plus 0.25% (1)	$—	$82,000

Model home lease program, with interest in the form of lease payments payable monthly approximating 4.97% at June 30, 2008	6,091	19,073

Total loans payable and other borrowings	$6,091	$101,073

The construction costs and related debt associated with certain model homes that are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet.  We do not legally own these model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes.  Although we have no legal obligation to repay any amounts received from the third-party owner, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell it to a third-party home buyer.  Should we elect not to exercise our rights to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which generally has a maturity date of one to three years, from the origination of the lease.  During the first six months of 2008, $13.0 million of such leases were exercised or terminated, $9.1 million of which were exercised or terminated in the second quarter of 2008.

(1)  On July 18, 2008, we amended our Credit Facility to: (i) provide additional cushion by relaxing the minimum interest coverage, maximum leverage and tangible net worth covenants, (ii) reduce the borrowing capacity to $500 million from $800 million, (iii) increase the applicable interest rate by up to 100 basis points, (iv) increase the unused commitment fee by 10 basis points depending on the Company’s leverage ratio (as defined in the Credit Agreement), and (v) modify various other terms.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior notes consist of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
7.73% senior subordinated notes due 2017	$150,000	$150,000
6.25% senior notes due 2015. At June 30, 2008 and December 31, 2007, there was approximately $1.2 million and $1.3 million in unamortized discount, respectively	348,833	348,746
7.0% senior notes due 2014. At June 30, 2008, and December 31, 2007, there was approximately $0.1 million in unamortized premium	130,052	130,056
	$628,885	$628,802

Our senior unsecured credit facility (“Credit Facility”) and indentures for all of our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended June 30, 2008, we were in compliance with our financial covenants. After considering our most restrictive bank covenants at June 30, 2008, we have additional borrowing availability under the Credit Facility of approximately $408.3 million, as determined by borrowing base limitations defined by our Credit Facility agreement.

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

NOTE 7 – LOSS PER SHARE

Basic and diluted loss per common share is presented in conformity with SFAS No. 128, “Earnings Per Share”.  The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average number of shares outstanding	29,594	26,232	27,953	26,199

Effect of dilutive securities:
Stock options and restricted stock (1)	—	—	—	—

Diluted weighted average shares outstanding	29,594	26,232	27,953	26,199

Net loss	$(23,468)	$(56,576)	$(68,773)	$(41,460)

Basic loss and diluted loss per share (1)	$(0.79)	$(2.16)	$(2.46)	$(1.58)

Antidilutive stock options not included in the calculation of diluted loss per share	2,391	2,424	2,391	2,424

(1)           For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States.  For such periods, all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 8 – STOCKHOLDERS’ EQUITY

                On April 23, 2008, we closed a public offering of 4,000,000 shares of our common stock at $20.50 per share.  We had also granted our underwriters an option to purchase up to an additional 600,000 shares within a 30-day period to cover over allotments, of which 297,544 were exercised on April 25, 2008.  We plan to use the proceeds received from this offering for working capital and other general corporate purposes.  The net proceeds from this offering were $82.8 million.

NOTE 9 - STOCK-BASED COMPENSATION

We have two stock compensation plans (together, the “Plans”), which were approved by our stockholders and are administered by our Board of Directors.  After giving effect to the 900,000 increase in common shares authorized for issuance as approved by our shareholders at our annual meeting held on May 15, 2008, the Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,500,000 shares of common stock, of which 1,278,293 shares remain available for grant at June 30, 2008.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Generally, option awards are granted with an exercise price equal to the closing market price of Meritage stock on the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Six Months Ended June 30,
	2008	2007
Expected volatility	54.52%	42.60%
Expected dividends	0%	0%
Expected term (in years)	5	5
Risk-free interest rate	3.01%	4.90%
Weighted average grant date fair value of options granted	$7.79	$20.51

As of June 30, 2008, we had $13.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods, which we expect to be recognized over a weighted-average period of 3.75 years.  For the three months ended June 30, 2008 and 2007, our total stock-based compensation expense was $0.7 million ($0.4 million net of tax) and $1.9 million ($1.6 million net of tax), respectively.  For the six months ended June 30, 2008 and 2007, our total stock-based compensation expense was $2.1 million ($1.3 million net of tax) and $4.2 million ($3.2 million net of tax), respectively.  We granted 332,876 options during the first six months of 2008.

NOTE 10 - INCOME TAXES

Components of the provision for income taxes are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Federal	$(11,255)	$(28,729)	$(35,460)	$(22,431)
State	563	(3,899)	(711)	(2,695)
Total	$(10,692)	$(32,628)	$(36,171)	$(25,126)

Our unrecognized tax benefits were $5.9 million at June 30, 2008 and include interest and penalties related to uncertain tax positions.  There have been no material changes in unrecognized tax benefits during the quarter ended June 30, 2008.  The total amount of interest and penalties on uncertain tax positions included in income tax expense for the three and six months ended June 30, 2008 was $0.1 million and $0.1 million, respectively, of interest accrued on continuing positions.    We currently have approximately $3.1 million in unrecognized tax benefits related to the deduction of executive compensation that will be affected by expiring statutes of limitations within the next twelve months.

We conduct business and are subject to tax in the U.S. and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2003.  Our U.S. income tax return for one of our wholly-owned Texas limited partnership entities for 2004 has been examined by the IRS.  The examination was completed in the first quarter of 2008, and there were no material changes to report.  The IRS has commenced the audit of our consolidated U.S. tax return and refund claim for 2007.  The audit is in the early stages and there are no adjustments to report at this time.

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash paid during the period for:
Interest	$23,519	$27,066
Income taxes	$—	$31,581
Non-cash operating activities:
Real estate not owned	$1,007	$24,312
FIN 48 adoption – unrecognized tax benefits	$—	$2,962
Non-cash investing activities:
Distribution of assets from unconsolidated entities	$7,580	$13,531
Non-cash financing activities:
Changes in model home lease program	$(12,982)	$3,720

NOTE 12 — OPERATING AND REPORTING SEGMENTS

As defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have six operating segments (the six states in which we operate).  The operating segments aggregating into our three reporting segments have been determined to have similar economic characteristics, geographical proximity and product types.  Our reportable homebuilding segments are as follows:

West:	California and Nevada
Central:	Texas, Arizona and Colorado
East:	Florida

Management’s evaluation of segment performance is based on segment operating income/(loss), which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment.  Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation,” to the consolidated financial statements in our 2007 Annual Report on Form 10-K.  Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.  The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue (1):
West	$80,790	$120,905	$171,007	$238,317
Central	270,842	404,664	529,544	824,839
East	23,666	43,098	48,176	82,961
Consolidated total	375,298	568,667	748,727	1,146,117

Operating (loss)/income (2):
West	(28,863)	(63,441)	(62,807)	(70,993)
Central	2,565	21,060	(3,001)	60,631
East	(4,150)	(17,477)	(11,172)	(25,568)

Segment operating loss	(30,448)	(59,858)	(76,980)	(35,930)
Corporate and unallocated (3)	2,942	(34,816)	(4,417)	(42,405)
(Loss)/earnings from unconsolidated entities, net	(2,089)	1,800	(15,618)	4,946
Interest expense	(5,538)	(319)	(11,199)	(319)
Other income, net	973	3,989	3,270	7,122

Loss before income taxes	$(34,160)	$(89,204)	$(104,944)	$(66,586)

	At June 30, 2008
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$3,639	$65,708	$1,656	$—	$71,003
Real estate	271,861	777,686	70,764	—	1,120,311
Investments in unconsolidated entities	2,141	18,338	46	904	21,429
Other assets	22,828	77,702	4,189	302,348	407,067
Total assets	$300,469	$939,434	$76,655	$303,252	$1,619,810

	At December 31, 2007
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$12,281	$72,059	$2,851	$—	$87,191
Real estate	380,340	800,345	87,194	—	1,267,879
Investments in unconsolidated entities	4,163	20,763	811	826	26,563
Other assets	30,485	79,524	3,835	252,904	366,748
Total assets	$427,269	$972,691	$94,691	$253,730	$1,748,381

(1)   Revenue includes the following land closing revenue, by segment (in thousands): three months ended June 30, 2008 - $1,375 in Central Region; three months ended June 30, 2007 - $919 in Central Region; six months ended June 30, 2008 - $63 in the West Region; six months ended June 30, 2008 - $3,085 in Central Region; six months ended June 30, 2007 - $2,254 in Central Region.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Outlook and Company Actions

During the second quarter of 2008, we continued to experience weak demand, although our Texas markets have been less impacted than others.  Competition for home buyers remained intense with existing home foreclosures and the continued limited availability of mortgage financing impacting consumer confidence. As a result, we believe that home buyers remain reluctant to make purchasing decisions until they are comfortable that the price declines are near bottom.  As a continuing result of these conditions, for the three and six months ended June 30, 2008, we recorded $39.0 million and $99.2 million of real estate-related impairments, respectively.

We have addressed our immediate goals during the last several quarters of the homebuilding industry downturn by generating cash flow and reducing debt.  We are maintaining ample liquidity to provide us with flexibility should the current market conditions persist for a longer time and be more pronounced than originally anticipated, but also allowing us to take advantage of our opportunities when the market begins to recover.

We are now focused on returning our operations to profitability by targeting the following initiatives: (1) winding down under-performing operations and consolidating overhead functions at other divisions to reduce our general and administrative cost burden, (2) reducing our total lot supply by renegotiating or opting out of lot purchase and option contracts, (3) reducing unsold home inventory, (4) exercising tight control over cash flows, (5) increasing sales and marketing efforts to generate additional traffic, (6) renegotiating construction costs with our subcontractors where possible and (7) monitoring our customer satisfaction scores and making improvements based on the results of the surveys.

Although we maintain our long-standing position of a built-to-order move-up builder, we are also now re-positioning some of our product to increase affordability appeal to customers at lower price points.  We are also reducing or eliminating certain standard features from our base home models to re-align them with current market requirements, while continuing to provide a wide selection of upgrade options, allowing our customers to customize their new home with the features they consider most important.  All divisions are also actively re-negotiating material and subcontract labor contracts to achieve further cost savings.

Summary Company Results

Total home closing revenue was $373.9 million for the three months ended June 30, 2008, decreasing 34% from $567.7 million for the same period last year. Net loss for the second quarter of 2008 was $23.5 million, a $33.1 million improvement, from a loss of $56.6 million in the same period last year. The current quarter loss is primarily due to the $39.0 million (pre-tax) of real estate-related impairments as compared to $80.0 million of real estate-related impairments in the same period of 2007. Although we continue to terminate certain option positions and further impair selected inventory, charges from these items have trended much lower over the last three quarters.  The current quarter loss and revenue decline also stem from continuing pressure on average home prices from competitive pressures and the increased use of incentives, and lower closing volumes due to weaker sales levels over the past year.

For the six months ended June 30, 2008, home closing revenue and net loss were $745.6 million and $68.8 million, respectively, down $398.3 million and $27.3 million from the same time in the prior year.  The revenue decline is due to the lower average home prices resulting from competitive pressures and the increased use of incentives, as well as the sales mix of homes closed as the lower average prices in Texas now comprise a larger portion of our total deliveries.  In the first half of 2008, we recorded $99.2 million (pre-tax) of real estate-related impairments as compared to $125.0 million of real estate-related and goodwill impairments for the first half of 2007.

At June 30, 2008, our backlog of approximately $731.4 million shows a decrease of 39% when compared to June 30, 2007, but increased 9.2% in dollars and 17.1% in units compared to December 31, 2007. The decrease from June 2007 is due to a weaker sales pace, compounded by increased price concessions and incentives, as the average sales price in backlog decreased from $312,200 at June 30, 2007 to $277,000 at March 31, 2008 to $273,000 at June 30, 2008. In the second quarter of 2008, our cancellation rate on sales orders was 29% of gross orders as compared to 37% in the same period a year ago, and 27% for the three months ended March 31, 2008.  While the current cancellation rate is still higher than our historical target of 20-25%, the 2008 cancellation rate represents a moderate improvement over those experienced in most of 2006 and 2007.

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

Real Estate

Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community or phase are allocated on a relative value basis to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  In such cases, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, our building cycle ranges from four to five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary based on the size of the community and the associated absorption rates.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives.  Additionally, the current slow-down in the housing market has negatively impacted our sales pace, thereby extending the lives of certain communities.

In accordance with SFAS No. 144, all of our land inventory and related real estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.   SFAS No. 144 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the assets’ carrying amount exceeds their fair value.

Existing and continuing communities:  When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  With each community or land parcel evaluated individually, the fair value of each community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell or that are in the preliminary development stage and product types have not yet been finalized.  Impairments are charged to cost of home closings in the period during which the fair value is less than the assets’ carrying amount.  If a market-based approach is used, we determine fair value based on recent comparable purchase and sales activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14% for all projects exceeding nine months.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Community-level factors that may impact our key estimates include:

•       The presence and significance of local competitors, including their offered product type and competitive actions;

•       Economic and related demographic conditions for the population of the surrounding community; and

•       Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes.

These local circumstances may significantly impact our assumptions and the resulting computation of fair value, and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models.  The models are also evaluated by the regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities.  We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived master-planned community.

Option deposits and pre-acquisition costs: We also evaluate assets associated with future communities for impairments on a quarterly basis.  Using similar techniques described in the existing and continuing communities section above, we determine if the contributions to be generated by our future communities are acceptable to us.  If the projections indicate that a community is still profitable and generating acceptable margins, those assets are determined to be fully recoverable and no impairments are required.  In cases where we decide to abandon the project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  We may also elect to continue with a project because it has positive future cash flows, even though it may not be generating an accounting profit, or because of other strategic factors.  In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.

During the three and six months ended June 30, 2008, we recorded $34.7 million and $80.2 million, respectively, of such impairment charges related to our home and land real estate inventories and real estate-related joint venture investments.  Additionally, for the three and six months ended June 30, 2008, we wrote off $4.3 million and $19.0 million, respectively, of deposits and pre-acquisition costs relating to projects that were no longer feasible.  Refer to Note 2 of these condensed, consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion regarding these impairments and the associated remaining fair values of impaired communities.

Due to the uncertainties related to our operations and our industry as a whole, as further discussed in our Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented from time to time, we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

Goodwill

During the second quarter of 2007, we impaired our goodwill by $26.9 million, relating to goodwill originally recorded in connection with our acquisition of Colonial Homes in Florida in 2005.  During the latter half of 2007, we re-assessed the fair value of our reporting units using various valuation techniques supported with a market valuation of our company as a whole, and concluded that based upon external observable inputs, such as the recent declines in the price of our common stock and resulting decline of our market capitalization, the carrying value of our reporting units exceeded their fair value and therefore could not support any goodwill.  As such, an impairment loss was probable and could be reasonably estimated for all of our reporting units.  Therefore, the goodwill balance was impaired a total of $129.4 million in 2007, resulting in a full write-down of all of our remaining goodwill.

When applicable, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that may reduce the value of a reporting unit below its carrying value.  For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill.  Our operations in each state are considered a reporting unit.  The fair value of reporting units is determined using various valuation methodologies, including discounted future cash flow models and enterprise value computations.  If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired.  If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.

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

Warranty Reserves

We use subcontractors for nearly all aspects of home construction.  Although our subcontractors are generally required to repair and replace any product or labor defects, we are generally responsible for making such repairs.  As such, warranty reserves are recorded to cover potential costs for materials and labor as they relate to warranty-type claims expected to be incurred subsequent to the delivery of a home to the homeowner.  Reserves are reviewed on a regular basis and are determined based on our and industry-wide historical data and trends with respect to product types and geographical areas.

At June 30, 2008, our warranty reserve was $34.3 million, reflecting 0.2% to 1.1% of a home’s sale price.  A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by $374,000 and $746,000 for the three and six months ended 2008, respectively.  While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs.  Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Off-Balance Sheet Arrangements

We invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unaffiliated homebuilders, land sellers and financial or other strategic partners.

All unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting due to the criteria for consolidation set forth in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) have not been met. We record our investments in these entities in our consolidated balance sheets as “Investments in unconsolidated entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “(Loss)/earnings from unconsolidated entities, net.”

We use an internally developed model to determine if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity.  Factors considered in our determination include the profit/loss sharing terms of the entity, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

As of June 30, 2008, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary, we do not have a controlling interest, and our ownership interest exceeds 20%.  At June 30, 2008, our equity investments of $21.4 million related to unconsolidated entities with total assets of $590.1 million and total liabilities of $417.1 million.  See Note 4 in the accompanying consolidated financial statements for additional information related to these investments.

We also enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We analyze these agreements under FIN 46R to determine whether we are the primary beneficiary of the variable interest entity (“VIE”), if applicable, using a model developed by management. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. See Note 3 in the accompanying financial statements for additional information related to our off-balance-sheet arrangements.  In cases where we are the primary beneficiary, we consolidate these purchase/option agreements and reflect such assets and liabilities as “Real estate not owned” in our consolidated balance sheets.  The liabilities related to consolidated VIEs do not impact our debt covenant calculations.

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

SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the evidence available, it is more likely than not that such assets will not be realized.  In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods by jurisdiction, unitary versus stand alone state tax filings, the Company’s experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available.

In making the determination of whether we are in a cumulative loss position under SFAS No. 109, we use a four-year measurement period and base the determination on net income or loss before income taxes for the current and prior three years.  Our cumulative loss measurement period is based on the length of swings in historical real estate industry cycles, which have traditionally averaged four to six years between upward and downward swings, and which mirror our expected building and profitability cycles. In addition, the homebuilding industry does not produce a product which is subject to obsolescence and accordingly we believe the industry will recover to its normal profit levels as the temporary factors which are now negatively impacting the industry such as credit availability and excess housing supply are gradually resolved.  Furthermore, we believe that we have sufficient financial resources to weather the normal long homebuilding business cycle and return to normal profitability levels when the market begins to recover in the future.  Therefore, we believe that our policy with regard to the cumulative loss measurement period of four years is both appropriate and reasonable.

At June 30, 2008, our net deferred tax asset was $148.1 million of which $10.9 million related to the net state deferred tax asset after a valuation allowance of $9.8 million.  We believe it is more likely than not that the net federal deferred tax asset of $137.1 million will be fully realized and does not require a valuation allowance.  In this regard, we have already disposed of or sold a significant amount of real estate in 2008 that has been impaired and expect to continue to do so throughout the remainder of 2008, which should allow us to carry back any resulting losses to offset our profits from 2006.  Based on the federal tax rate of 35%, it will require $391.7 million of past and future taxable income to realize the $137.2 million of federal deferred tax assets.    We currently have $418.8 million of taxable income available from 2006 for offsetting losses.  We are also allowed to carry forward our losses for 20 years and apply against future taxable income to further realize our deferred tax assets.  As of June 30, 2008, we are not in a cumulative loss position. We have taken major steps towards the return to profitability by revising our product offerings, reducing construction costs, minimizing overhead, negotiating lower lot acquisition costs, and maintaining a strong balance sheet with positive cash flow and ample liquidity.  We will continue to monitor and review the need for a valuation allowance on the federal deferred tax asset each quarter and will record a valuation allowance, if necessary, when conditions indicate that it is warranted.  If the current adverse market conditions continue and future events change the outlook for our return to profitability, we will be in a cumulative loss position sooner than expected and a valuation allowance on the federal deferred tax asset may be required at that time. At the state level, a valuation allowance continues to be necessary due to the magnitude of loss in non-unitary states, no carry back of loss being allowed at the state level, and shorter carry forward periods in a few of the states in which we do business.

Share-Based Payments

We have stock options and restricted common stock units (“nonvested shares”) outstanding under two stock compensation plans.  Per the terms of these plans, the exercise price of our stock options may not be less than the closing market value of our common stock on the date of grant, nor may options granted under the plans be exercised within one year from the date of the grant.  After one year, exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant.  Each stock option expires on a date determined at the time of the grant, but not to exceed seven years from the date of the grant.

The calculation of employee compensation expense involves estimates that require management judgments.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 9 in the accompanying consolidated financial statements.  The fair value of our stock options, which typically vest ratably over a five-year period, is expensed on a straight-line basis over the vesting life of the options.  Expected volatility is based on a composite of historical volatility of our stock and implied volatility from our traded options.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  We use historical data to estimate stock option exercises and forfeitures within our valuation model.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.

The data provided below presents operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total
Dollars	$373,923	$567,748	$745,579	$1,143,863
Homes closed	1,388	1,858	2,716	3,654
Average sales price	$269.4	$305.6	$274.5	$313.0

West Region
California
Dollars	$64,548	$99,256	$134,827	$201,391
Homes closed	152	208	325	402
Average sales price	$424.7	$477.2	$414.9	$501.0
Nevada
Dollars	$16,242	$21,649	$36,117	$36,926
Homes closed	61	58	134	103
Average sales price	$266.3	$373.3	$269.5	$358.5
West Region Totals
Dollars	$80,790	$120,905	$170,944	$238,317
Homes closed	213	266	459	505
Average sales price	$379.3	$454.5	$372.4	$471.9

Central Region
Arizona
Dollars	$68,432	$120,735	$129,868	$303,024
Homes closed	266	358	475	856
Average sales price	$257.3	$337.2	$273.4	$354.0
Texas
Dollars	$191,839	$273,200	$374,611	$496,088
Homes closed	789	1,074	1,528	1,986
Average sales price	$243.1	$254.4	$245.2	$249.8
Colorado
Dollars	$9,197	$9,810	$21,981	$23,473
Homes closed	26	28	64	61
Average sales price	$353.7	$350.4	$343.5	$384.8
Central Region Totals
Dollars	$269,468	$403,745	$526,460	$822,585
Homes closed	1,081	1,460	2,067	2,903
Average sales price	$249.3	$276.5	$254.7	$283.4

East Region
Florida
Dollars	$23,665	$43,098	$48,175	$82,961
Homes closed	94	132	190	246
Average sales price	$251.8	$326.5	$253.6	$337.2

Companywide.  Home closing revenue for the quarter ended June 30, 2008 decreased 34% to $373.9 million from $567.7 million for the same period a year ago as a result of a 25% decrease in homes closed to 1,388 and a 12% decrease in average sales price.  The home closing revenue decreases reflect lower sales prices as a result of general competitive pricing pressures and targeted efforts to reduce our unsold home inventory levels to our target range of 1-3 homes per active community, which we believe is the level required to sustain normal operations.

West.  The West Region’s $40.1 million decrease in home closing revenue for the second quarter of 2008 as compared to 2007 is due primarily to lower sales prices and closings volume in California.  The 17% decrease in average sales price for the Region in the current quarter as compared to the same time last year reflects the continuing use of discounts and incentives necessary to attract home buyers in this difficult and highly competitive market.  For the six months ended June 30, 2008, home closing revenue was $170.9 million, down $67.4 million or 28% from the first six months of 2007.  The Region’s decreases reflect the market’s correction from the rapid price appreciation experienced over the prior several years and the oversupply of inventory now available.  We expect that these lower sales prices will continue and will affect closings in California and Nevada throughout the remainder of 2008.

Central.  During the three months ended June 30, 2008, the Central Region reported a $134.3 million decrease to $269.5 million of home closing revenue as compared to the prior year due to a 26% decrease in number of homes closed and average sales price decrease of 10% to $249,300 in 2008 as compared to $276,500 in 2007.  Although Texas still remains our strongest market with 789 homes closed in the second quarter of 2008, we have experienced some slowing, as closing dollars decreased 30% from the same period of 2007, comprising 61% of the Region’s total revenue decline.  Arizona, which continued to struggle as excess inventory of new and existing homes locally and lack of buyer confidence resulted in additional incentives, reported $68.4 million in home closing revenue in the second quarter of 2008 as compared to $120.7 million in the second quarter of 2007.  For the six months ended June 30, 2008, home closing revenue was $526.5 million for the Region, down $296.1 million or 36% from the first six months of 2007 due primarily to poor performance in Arizona and declines in Texas, as noted.

East.  In the East Region, we generated closing revenue of $23.7 million on 94 homes closed for the quarter ended June 30, 2008, decreases of 45% and 29%, respectively, versus the same quarter in the prior year.  For the six months ended June 30, 2008, home closing revenue was $48.2 million, down $34.8 million or 42% from the first six months of 2007.  These results were primarily due to declines in average sales prices, as well as lower closing volume from our Ft. Myers operation, which is currently winding down.

Home Orders

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total
Dollars	$386,804	$501,466	$807,013	$1,142,082
Homes ordered	1,473	1,734	3,107	3,807
Average sales price	$262.6	$289.2	$259.7	$300.0

West Region
California
Dollars	$65,137	$104,407	$145,145	$244,391
Homes ordered	165	243	366	534
Average sales price	$394.8	$429.7	$396.6	$457.7
Nevada
Dollars	$17,509	$24,769	$39,053	$55,635
Homes ordered	67	70	152	154
Average sales price	$261.3	$353.8	$256.9	$361.3
West Region Totals
Dollars	$82,646	$129,176	$184,198	$300,026
Homes ordered	232	313	518	688
Average sales price	$356.2	$412.7	$355.6	$436.1

Central Region
Arizona
Dollars	$60,823	$104,824	$120,902	$257,166
Homes ordered	285	369	545	847
Average sales price	$213.4	$284.1	$221.8	$303.6
Texas
Dollars	$218,454	$222,270	$435,817	$500,814
Homes ordered	876	908	1,801	2,004
Average sales price	$249.4	$244.8	$242.0	$249.9
Colorado
Dollars	$10,282	$20,449	$27,550	$38,969
Homes ordered	29	56	77	104
Average sales price	$354.6	$365.2	$357.8	$374.7
Central Region Totals
Dollars	$289,559	$347,543	$584,269	$796,949
Homes ordered	1,190	1,333	2,423	2,955
Average sales price	$243.3	$260.7	$241.1	$269.7

East Region
Florida
Dollars	$14,599	$24,747	$38,546	$45,107
Homes ordered	51	88	166	164
Average sales price	$286.3	$281.2	$232.2	$275.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cancellation Rates (1)
Total	29%	37%	28%	32%

West Region
California	30%	32%	29%	27%
Nevada	16%	31%	16%	25%
West Region Totals	27%	32%	25%	27%

Central Region
Arizona	21%	30%	21%	25%
Texas	30%	41%	30%	36%
Colorado	37%	18%	27%	15%
Central Region Totals	29%	37%	28%	33%

East Region (Florida)	47%	38%	32%	39%

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

Demand began to soften in some of our markets since the fall of 2005.  We believe buyers are waiting for indications that home prices have stabilized, and that new home purchases will retain their value.  Additionally, the mortgage lending crisis and resulting tighter underwriting standards are making it harder for our buyers (and buyers of their existing homes) to obtain financing.  Therefore, despite our increased selling efforts, home orders echoed market conditions, declining by 15% to 1,473 units during the quarter ended June 30, 2008 with a value of $386.8 million, a decrease of 23% compared to the same quarter a year ago.  Although selling conditions remain difficult, our year-over-year comparisons are easing as the effects of the current down-cycle are beginning to be reflected in our prior period results.  We are re-sizing our active community count to more closely track with current market conditions.  Our actively selling community count declined to 213 at June 30, 2008, compared to 222 at June 30, 2007, contributing to a portion of the decrease.  At the end of the current quarter, approximately 40% of our active communities outside of Texas had 25 or less homes to sell, so we expect our community count to continue to decrease in the latter half of 2008 as these communities begin to close out.

Our cancellation rate for the three and six months ended June 30, 2008 was 29% and 28% of gross unit sales as compared to 37% and 32%, respectively, for the same time periods a year ago.  Although we have begun to experience some stabilization and declines in cancellation rates, they are still trending slightly higher than our target levels under a normal operating environment.  The cancellation rates reflect the difficulty buyers are having in selling existing homes or obtaining a mortgage to finance their home purchase and lack of commitment to close on their sales contract in a declining price environment.  In response to these market conditions, we have aggressively priced our unsold inventory and have continued to offer incentives to home buyers in many of our markets, which is highlighted in the 9% decline in average order sales price to $262,600 for the second quarter of 2008, down from $289,200 in the same quarter of the prior year.  Results for the six months ended June 30, 2008 reflect the same trends.  The number of homes sold during the first half of 2008 decreased 700 units, or 18% from the same period of 2007.  The unit decrease coupled with a 13% decrease in average selling price both attributed to the $335.1 million decline in sales value from the same period of 2007.

West.  During the first half of 2008, weak demand, higher inventory levels of unsold homes and homebuyer reluctancy led to continued use of discounts and incentives, generating lower average sales prices on lower sales volumes.  This Region of the country has been greatly affected by the current market declines as it had experienced the largest price appreciation in prior years, and we believe prices will not stabilize until buyers are comfortable that the downturn has bottomed.  These factors all contributed to the three- and six-month home order declines of $46.5 million and $115.8 million over the same period of the prior year, respectively.  These declines are due to both 14% and 18% decreases in average selling price and the 26% and 25% reduction in units sold for the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007, respectively.

Central.  For the three months ended June 30, 2008, the Region had 143 fewer home orders than in the same period in 2007, which was the primary contributing factor to the $58.0 million decrease in the value of homes ordered over the prior year.  For the six months ended June 30, 2008, home orders declined 532 units, or 18%, from the same period of the prior year.  These declines are due to the continuing downturn in the homebuilding market in this Region, which most sharply affected Arizona with a 42% decrease in dollar value in the second quarter, driven by a 23% decline in number of home sales and lower average sales prices.  Texas, which is currently our strongest market and has been less impacted by the downturn, experienced sales orders decreases of 4% and 10%, respectively, in the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007.

East.  In our East Region, net orders decreased by 37 homes with a dollar value decrease of $10.1 million for the three months ended June 30, 2008, compared to the same time period a year ago.  For the six months ended June 30, 2008, average sales prices decreased 16% and home order value decreased 15% over the prior year.  The slight 1% unit increase for the first half of 2008 as compared to 2007 is partially due to our increased community count in Central Florida from 10 active communities at June 30, 2007 to 12 at June 30, 2008.  As operations in Ft. Myers continue to wind down, we expect our average sales prices in this Region to stabilize at a slightly lower price point due to a shift in the mix of sales to our Central Florida operation.

Order Backlog

	At June 30,
	2008	2007
Total
Dollars	$731,419	$1,198,280
Homes in backlog	2,679	3,838
Average sales price	$273.0	$312.2

West Region
California
Dollars	$91,850	$172,816
Homes in backlog	205	358
Average sales price	$448.0	$482.7
Nevada
Dollars	$21,596	$40,434
Homes in backlog	82	108
Average sales price	$263.4	$374.4

West Region Totals
Dollars	$113,446	$213,250
Homes in backlog	287	466
Average sales price	$395.3	$457.6

Central Region
Arizona
Dollars	$111,592	$301,448
Homes in backlog	460	896
Average sales price	$242.6	$336.4
Texas
Dollars	$445,557	$586,889
Homes in backlog	1,745	2,227
Average sales price	$255.3	$263.5
Colorado
Dollars	$23,706	$34,279
Homes in backlog	66	88
Average sales price	$359.2	$389.5
Central Region Totals
Dollars	$580,855	$922,616
Homes in backlog	2,271	3,211
Average sales price	$255.8	$287.3

East Region
Florida
Dollars	$37,118	$62,414
Homes in backlog	121	161
Average sales price	$306.8	$387.7

Companywide.  Our backlog represents net sales contracts that have not closed. Our June 30, 2008, backlog value was $731.4 million, comprised of 2,679 homes. These amounts declined 39% and 30%, respectively, compared to a year ago, consistent with our softening overall demand trends and average sales prices, but increased sequentially from the December 31, 2007 balances of 2,288 units and $670.0 million and March 31, 2008 balance of 2,594 homes with a value of $718.5 million.

West.  The West Region’s 38% decrease in number of homes in backlog to 287 as of June 30, 2008 as compared to 2007 is primarily due to buyer hesitancy and the difficult markets previously discussed.  Additionally, the lower average sales price due to the increased use of incentives in both California and Nevada further contributed to the $99.8 million decline to $113.4 at June 30, 2008.

Central.  The Central Region’s 2,271 homes in backlog at June 30, 2008 is a 29% decrease from a year ago.  This decrease, along with a 11% decrease in the average sales price of these homes, led to a $341.8 million decrease in dollars of backlog for this region.  The decline is primarily due to the slowdown of the homebuilding markets in Arizona, coupled with less sizable declines in Texas.

East.  The East Region’s decline of $25.3 million in dollars of backlog to $37.1 million at June 30, 2008 versus 2007 is primarily due to the lack of a pipeline of new sales in Ft. Myers/Naples.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Home Closing Gross (Loss)/Profit

West — Dollars	$(11,822)	$(41,161)	$(32,837)	$(36,677)
West — Percent of homes closings revenue	(14.6)%	(38.2)%	(19.2)%	(15.4)%

Central — Dollars	$35,332	$65,889	$60,655	$148,383
Central — Percent of home closings revenue	13.1%	16.3%	11.5%	18.0%

East — Dollars	$(242)	$(10,140)	$(3,469)	$(11,967)
East — Percent of home closings revenue	(1.0)%	(23.5)%	(7.2)%	(14.4)%

Total — Dollars	$23,268	$9,588	$24,349	$99,739
Total — Percent of home closing revenue	6.2%	1.7%	3.3%	8.7%

Home Closing Gross Profit

Companywide.  Home closing gross (loss)/profit represents home closing revenue less cost of home closings. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs, common recreation areas, and landscaping, and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead, closing costs and impairments, if any.

Home closing gross margin increased to 6.2% for the quarter ended June 30, 2008 as compared to 1.7% for the quarter ended June 30, 2007.  This increase is primarily due to lower levels of impairments recorded in 2008, with $28.5 million recorded in the second quarter of the year versus $78.9 million in the second quarter of 2007.  Excluding these impairments, gross margins were 13.8% and 15.6% for the quarters ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008, gross margin was 3.3%, a 540 basis point decrease from the same period in the prior year.  Excluding the impact of impairments of $72.9 million and $95.9 million in the first half of 2008 and 2007, respectively, gross margins were 13.0% and 17.1% for the same periods.  The decreases in gross margins, excluding impairments for both the three- and six-month period ending June 30, 2008, are primarily the result of declines in average sales prices of home deliveries, partially offset by cost savings from re-negotiated construction contracts.  We provide gross margins excluding impairments – a non-GAAP term – as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results.

As reflected in our lower average sales prices in backlog, the types of incentives we offer vary by market, community and model and may include discounts on home prices, free or discounted upgrades and options, and the payment of a portion of buyer closing costs. Increasing incentives, which impact sales prices, can be expected to have an adverse effect on our gross and net margins over the next several quarters.  However, as previously noted, we are scaling back on standard features offered in our base home models and re-bidding construction material and labor contracts, targeting a 20-25% reduction from peak construction costs in mid-to-late 2006.  These savings should translate to positive gross margins over the next several quarters.

West. Our West Region improved its home closing gross loss to a negative margin of (14.6)% for the three months ended June 30, 2008 from a negative margin of (38.2)% in the same period of 2007.  For the first six months of 2008, the gross margin loss was (19.2)% compared to (15.4)% in the first six months of 2007.  These margins included impairments of $18.7 million and $45.4 million, respectively, in the three and six months ended June 30, 2008 versus $55.3 million and

$60.7 million, respectively, in the same periods of the prior year.  Excluding these impairments, the gross margins for the second quarter of 2008 and 2007 were 8.5% and 11.7%, respectively, and 7.4% and 10.1% for the first half of 2008 and 2007.  The 2008 pre-impairment gross margin decreases are due to the continued use of discounts and incentives as previously noted in the lower average closing prices for this Region.

Central. The Central Region’s 13.1% and 11.5% home closing gross profit for the three and six months ended June 30, 2008 decreased 320 and 650 basis points as compared to 16.3% and 18.0% in the same periods of 2007. Despite these decreases, margins in this Region remained positive due to the relatively steady performance and minimal impairments recorded in Texas. The 2008 decreases are mainly attributed to the decrease in pricing power in Arizona, resulting in increased incentives and discounts. The Central Region’s home closing gross margins include $6.2 million and $17.4 million of real estate-related impairments for the three and six months ended June 30, 2008, compared to $8.7 million and $10.8 million for the three and six months ended in the same periods of 2007.

East. This Region, like the West, experienced a home closing gross loss, with negative gross margins of (1.0)% and (7.2)% for the three and six months ended June 30, 2008 as compared to (23.5)% and (14.4)% for the same periods in the prior year. The home closing gross losses are due to $3.7 million and $10.0 million of real estate-related impairments during the three and six months ended June 30, 2008, respectively. The impairment charges in the same periods of the prior year were $14.8 million and $24.4 million. Excluding these impairments, gross margins would have been 14.5% and 13.6% for the Region for the three and six months ended June 30, 2008 and 10.9% and 15.0% for the three and six months ended June 30, 2007.  The East Region’s pre-impairment gross margin gains for the quarter ended June 30, 2008 are due to cost savings in direct home constructions and reduced site development budgets on existing and close-out communities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Commissions and Other Sales Costs
Dollars	$33,669	$48,067	$67,434	$95,405
Percent of home closing revenue	9.0%	8.5%	9.0%	8.3%

General and Administrative Costs
Dollars	$10,453	$28,414	$31,746	$55,077
Percent of total revenue	2.8%	5.0%	4.2%	4.8%

Benefit for Income Taxes
Dollars	$(10,692)	$(32,628)	$(36,171)	$(25,126)
Effective tax rate	36.0%	36.6%	34.5%	37.7%

Commissions and Other Sales Costs

Commissions and other sales costs, such as advertising and sales office expenses, as a percentage of home closing revenue, increased to 9.0% for the three and six months ended June 30, 2008 from 8.5% and 8.3% for the three and six months ended June 30, 2007.  These increases are partially the result of higher commission costs, as a greater percentage of our homes are sold with the participation of outside commissioned sales agents.  This increase also reflects additional costs incurred for increased sales and marketing efforts across our markets combined with lower average prices obtained per home closing.

General and Administrative Costs

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses decreased $18.0 million and $23.3 million to $10.5 million and $31.7 million for the three and six months ended June 30, 2008 versus the same period in 2007.  These decreases include $10.2 million received from a successful legal settlement in the second quarter of 2008.  Excluding the benefit of this settlement, general and administrative expenses were 5.5% and 5.6% of total revenue for the three and six months ended June 30, 2008 as compared to 5.0% and 4.8% in the same periods of 2007.  These slight increases in 2008 are a combination of our concentrated efforts to control overhead expenses, particularly lower salaries and compensation expense resulting from reductions in employee head count and other cost-cutting measures being outpaced by the significant declines in revenue.

Benefit for Income Taxes

Our overall effective tax rate was 36.0% and 34.5% for the three and six months ended June 30, 2008, compared to 36.6% and 37.7% for the three and six months ended June 30, 2007. The change in our effective tax rate during 2008 was primarily attributable to a decrease in the allowable tax deduction for domestic manufacturing, and a decrease in unrecognized tax benefits.

Goodwill and Related Impairments

Based on a review of the recoverability of our goodwill and related intangible assets, in the quarter ended June 30, 2007 we impaired all such assets associated with the 2005 acquisition of Colonial Homes in Ft. Myers, Florida, resulting in a $28.0 million write-down.  In latter 2007, we fully impaired all of our remaining goodwill and, as such, have no such impairments in 2008.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2008 were operating expenses, home construction and the payment of various liabilities. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings.  In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cost associated with home and land construction was previously incurred.

We believe that we have strict controls and a defined strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory development. We are also maintaining our long-standing position of being a built-to-order builder by minimizing unsold home construction.  Executing on our strategy of reducing inventory and curtailing spending on under-performing assets, we generated $101.8 million of positive operating cash flows for the six months ended June 30, 2008 and fully paid down our $82.0 million Credit Facility balance from year-end during the first half of 2008.  As we have no bond maturities until 2014, we intend to build cash reserves with cash generated from operations for the remainder of 2008 while selectively acquiring deeply discounted smaller finished-lot parcels that represent opportunities to begin immediate construction and present the opportunity to generate near-normal margins at today’s lower home prices.

Covenant Compliance

Credit Facility.  As discussed in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we amended our Credit Facility on July 18, 2008.  Although we were in compliance with all covenants as of quarter-end under the prior covenant calculations, the following tables reflect our debt covenants as of June 30, 2008 under the amended Credit Facility terms, as we believe those to provide a more meaningful analysis:

When Interest Coverage is:	Maximum Leverage Ratio:
> 2.00x	< 2.15x
1.00x to 2.00x	< 1.75x
< 1.00x	< 1.50x

The table below shows the required Minimum Interest Coverage Ratio (as defined) as of the end of each quarter:

Quarter	Minimum Interest Coverage Ratio:

Q2 2008	0.50
Q3 2008	0.50
Q4 2008	0.50
Q1 2009	0.50
Q2 2009	0.50
Q3 2009	1.00
Q4 2009	1.00
Q1 2010	1.25
Q2 2010	1.50
Q3 2010	1.75
Thereafter	2.00

If we fail to comply with the Minimum Interest Coverage Ratio, we can alternatively comply with a minimum Adjusted Cash Flow Ratio or Liquidity requirement without breaching our Credit Agreement.  The Adjusted Cash Flow Ratio is defined as (i) GAAP cash flow from operations plus interest incurred to (ii) interest incurred.  The Adjusted Cash Flow Ratio requirement is 1.50 to 1.00.  If we fail to meet the minimum Interest Coverage Ratio and Adjusted Cash Flow requirements, we may alternatively comply with a minimum Liquidity (as defined in our Credit Agreement) requirement of $125 million where the Interest Coverage Ratio is less than 1.00 to 1.00, or $50 million where the Interest Coverage Ratio is more than 1.00 to 1.00.

The following table summarizes these covenant thresholds pursuant to the Credit Facility, as amended by the Fourth Amendment in July 2008, and our compliance with such covenants as of June 30, 2008:

Financial Covenant		Covenant Requirement	Actual
		($ in millions)
Minimum Net Worth (1)	>	$500,000	$730,127
Leverage Ratio (2)	<	1.75	0.82
Interest Coverage Ratio	>	0.50	1.48
Borrowing Base Debt	<	$777,883	$398,014
Total Land Restriction	<	$987,659	$559,625
Raw Land Restriction	<	$146,025	$15,389
Unsold Units Restriction	<	2,025	725
Model Homes Restriction	<	675	248

(1) Minimum Net Worth (called ‘‘Actual Consolidated Tangible Net Worth’’ in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $16.7 million as of June 30, 2008.

(2) Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.

Senior and Senior Subordinated Notes.  If we do not meet both the Fixed Charge Ratio and the Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth (as defined) covenants in our senior and senior subordinated indentures, we are generally prohibited from incurring additional indebtedness. Our actual Fixed Charge Ratio and Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth as of June 30, 2008 were 1.5 to 1.0 and 1.0 to 1.0, respectively. Our actual tangible net worth as of June 30, 2008 was $730.1 million.

As of and for the quarter ended June 30, 2008, we were in compliance with all of the Credit Facility and senior and senior subordinated note covenants.  See Part II, Item 7 on our 2007 Annual Report on Form 10-K for additional discussions regarding these covenants.  As discussed in Note 5 in the accompanying notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, in July 2008 we amended our Credit Facility.

Off-Balance-Sheet Arrangements

Reference is made to Notes 1, 3 and 4 in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  These notes discuss our off-balance-sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Seasonality

We typically experience seasonal variations in our quarterly operating results and capital requirements.  Historically, we sell more homes in the first half of the fiscal year than in the second half, which results in more working capital requirements and home closings in the third and fourth quarters.  We expect this seasonal pattern to continue, although it may be affected by the continuing downturn in the homebuilding industry.

Recently Issued Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of recently-issued accounting standards.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report include statements concerning our belief that we are positioned, and that we will be able, to capitalize on opportunities if and when the market stabilizes; our belief that buyers will defer purchasing decisions until prices stabilize or bottom; our plans or goals for unsold homes inventory reduction, lot supply reduction, generating positive cash flow and using it for cash reserves, as well as management’s intention to operate conservatively, strengthen the balance sheet and improve liquidity; management estimates regarding future impairments and joint venture exposure, including actions that we may pursue or that may result from defaults of indebtedness of certain joint ventures, whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in 2008 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy and our belief that we have land in desirable locations; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our ability to deliver existing backlog; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; trends concerning sales prices, sales orders and gross margins and that available home inventories may increase; our future cash needs; the viability of certain large land parcels we own or control; the expected vesting periods of unrecognized compensation expense; that we will sell real estate inventory during 2008 that will result in the realization of carryback losses; trends and expectations relating to our community count; and our future compliance with debt covenants and actions we may take with respect thereto.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility.  The interest rate for this facility fluctuates with the Prime and LIBOR lending rates.  At June 30, 2008, we did not have any funds drawn under our Credit Facility.  A hypothetical 10% interest rate change would not have a material impact on our financial results.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $350.0 million in principal of our 6.25% senior notes due 2015, $150.0 million in principal of our 7.731% senior subordinated notes due 2017, and $130.0 million in principal of our 7% senior notes due 2014.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings until we would be required to refinance such debt.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own securities during the three months ended June 30, 2008.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program.  There is no stated expiration date for this program.  As of June 30, 2008, we had approximately $130.2 million available to repurchase shares under this program.

Reference is made to Note 6 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  This note discusses limitations on our ability to pay dividends.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 15, 2008.  At the Annual Meeting, the stockholders elected Steven J. Hilton, Raymond Oppel and Richard T. Burke Sr. to serve as Directors for a two-year term.  Peter L. Ax, Robert G. Sarver and Gerald W. Haddock continued as Directors after the meeting.

Stockholders holding 25,900,545 shares, or 98.0% of the outstanding shares, were present in person or by proxy at the Annual Meeting.  The tabulation with respect to each nominee for director follows:

	Votes For	Votes Against or Withheld

Steven J. Hilton	24,782,696	1,117,849
Raymond Oppel	23,576,897	2,323,648
Richard T. Burke Sr.	25,649,228	251,317

Also at the Annual Meeting, our stockholders approved four other company-sponsored proposals.  The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstain	Broker Non-Vote

Ratify the selection of Deloitte & Touche for 2008	25,827,675	59,374	13,496	—
Increase the number of shares authorized for issuance under the Company’s stock incentive plan	12,937,313	2,842,796	12,724	10,107,712
Increase the annual limit on the number of shares that may be granted under the Company’s stock incentive plan	12,358,935	3,419,745	14,153	10,107,712
Approve authorization of preferred stock	14,042,901	1,732,059	16,732	10,108,853

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
1.1	Underwriting Agreement dated April 17, 2008, by and between Meritage Homes Corporation and Citigroup Global Markets, Inc.	Incorporated by reference to Exhibit 1.1 of Form 8-K filed on April 17, 2008

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive 2007 Proxy Statement

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

4.1

Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (7% Senior Notes due 2014 and 6.25% Senior Notes due 2015)

Incorporated by reference to Exhibit 4.1 of Form 8-K filed May 28, 2008

4.2

Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (7.731% Senior Subordinated Notes due 2017)

Incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 28, 2008

10.1	Settlement and Release Agreement between Meritage Homes Corporation and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 14, 2008

10.2	Meritage Homes Corporation 2006 Stock Incentive Plan, as amended	Incorporated by reference to Appendix A of the Proxy Statement for the 2008 Annual Meeting of Stockholders

10.3	Fourth Amendment to First Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 18, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of August 2008.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

By	/s/ VICKI L. BIGGS
Vicki L. Biggs
Vice President - Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

1.1	Underwriting Agreement dated April 17, 2008, by and between Meritage Homes Corporation and Citigroup Global Markets, Inc.
3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
4.1

Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (7% Senior Notes due 2014 and 6.25% Senior Notes due 2015)

4.2

Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (7.731% Senior Subordinated Notes due 2017)

10.1	Settlement and Release Agreement between Meritage Homes Corporation and John R. Landon
10.2	Meritage Homes Corporation 2006 Stock Incentive Plan, as amended
10.3	Fourth Amendment to First Amended and Restated Credit Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer