Form 10-Q
period 2008-09-30
Meritage Homes CORP
filed 2008-11-05
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Common shares outstanding as of November 4, 2008:  30,693,856

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$119,027	$27,677
Income tax receivables	60,415	67,424
Other receivables	38,010	56,079
Real estate	1,049,530	1,267,879
Real estate not owned	14,228	13,629
Deposits on real estate under option or contract	69,032	87,191
Investments in unconsolidated entities	20,788	26,563
Property and equipment, net	26,378	30,973
Deferred tax asset, net	31,336	139,057
Intangibles, net	6,622	8,181
Prepaid expenses and other assets	18,378	23,728

Total assets	$1,453,744	$1,748,381

Liabilities:
Accounts payable	$48,185	$59,680
Accrued liabilities	150,153	202,790
Home sale deposits	14,430	19,484
Liabilities related to real estate not owned	6,367	6,388
Loans payable and other borrowings	792	101,073
Senior and senior subordinated notes	628,926	628,802

Total liabilities	848,853	1,018,217

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 38,585,106 and 34,144,924 shares at September 30, 2008 and December 31, 2007, respectively	386	341
Additional paid-in capital	435,267	347,796
Retained earnings	358,003	570,789
Treasury stock at cost, 7,891,250 and 7,891,068 shares at September 30, 2008 and December 31, 2007, respectively	(188,765)	(188,762)

Total stockholders’ equity	604,891	730,164

Total liabilities and stockholders’ equity	$1,453,744	$1,748,381

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Home closing revenue	$372,907	$574,667	$1,118,486	$1,718,530
Land closing revenue	1,859	3,902	5,007	6,156
Total closing revenue	374,766	578,569	1,123,493	1,724,686

Cost of home closings	(325,172)	(489,412)	(973,541)	(1,437,637)
Cost of land closings	(1,846)	(3,814)	(4,930)	(5,708)
Home impairments	(40,949)	(147,538)	(113,810)	(243,437)
Land impairments	(13,063)	(847)	(19,693)	(847)
Total cost of closings and impairments	(381,030)	(641,611)	(1,111,974)	(1,687,629)

Home closing gross profit/(loss)	6,786	(62,283)	31,135	37,456
Land closing loss	(13,050)	(759)	(19,616)	(399)
Total closing gross (loss)/profit	(6,264)	(63,042)	11,519	37,057

Commissions and other sales costs	(33,840)	(49,598)	(101,274)	(145,003)
General and administrative expenses	(20,735)	(21,308)	(52,481)	(76,385)
Goodwill and related impairments	—	(45,000)	—	(72,952)
Earnings/(loss) from unconsolidated entities, net	1,322	(14,441)	(14,296)	(9,495)
Interest expense	(5,835)	(2,319)	(17,034)	(2,638)
Other income, net	3,770	3,291	7,040	10,413

Loss before income taxes	(61,582)	(192,417)	(166,526)	(259,003)
(Provision)/benefit for income taxes	(82,431)	73,865	(46,260)	98,991

Net loss	$(144,013)	$(118,552)	$(212,786)	$(160,012)

Loss per common share:
Basic and diluted	$(4.69)	$(4.52)	$(7.37)	$(6.10)

Weighted average number of shares:
Basic and diluted	30,690	26,249	28,872	26,216

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(212,786)	$(160,012)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	9,785	13,457
Real estate related impairments	133,503	244,284
Goodwill-related impairments	—	72,952
Decrease/(increase) in deferred taxes	1,496	(81,424)
Deferred tax asset valuation allowance	106,225	—
Stock-based compensation	4,045	6,735
Excess income tax benefit from stock-based awards	—	(346)
Equity in losses from unconsolidated entities (includes $20.8 million and $24.5 million of impairments to joint ventures in 2008 and 2007, respectively)	14,296	9,495
Distributions of earnings from unconsolidated entities	7,724	12,229
Changes in assets and liabilities:
Decrease/(increase) in real estate	87,206	(147,413)
Decrease in deposits on real estate under option or contract	8,612	16,003
Decrease/(increase) in receivables and prepaid expenses and other assets	27,217	(24,919)
Decrease in accounts payable and accrued liabilities	(76,117)	(110,650)
Decrease in home sale deposits	(5,054)	(12,324)
Net cash provided by/(used in) operating activities	106,152	(161,933)

Cash flows from investing activities:
Investments in unconsolidated entities	(14,293)	(25,851)
Distributions of capital from unconsolidated entities	2,326	32,910
Purchases of property and equipment	(5,216)	(10,739)
Proceeds from sales of property and equipment	704	732
Net cash used in investing activities	(16,479)	(2,948)

Cash flows from financing activities:
Net (repayments)/borrowing under Credit Facility	(82,000)	8,000
Repayments of loan payable and other borrowings	—	(1,309)
Proceeds from issuance of senior subordinated notes	—	150,000
Debt issuance costs	—	(5,428)
Excess income tax benefit from stock-based awards	—	346
Purchase of treasury stock	(3)	—
Proceeds from stock option exercises	905	1,859
Proceeds from issuance of common stock, net of transaction fees	82,775	—
Net cash provided by financing activities	1,677	153,468

Net increase/(decrease) in cash and cash equivalents	91,350	(11,413)
Cash and cash equivalents at beginning of period	27,677	56,710

Cash and cash equivalents at end of period	$119,027	$45,297

See supplemental disclosures of cash flow information at Note 10.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization. Meritage Homes is a leading designer and builder of single-family detached and attached homes in the historically high-growth regions of the western and southern United States based on the number of home closings. We offer first-time, move-up, active adult and luxury homes to our targeted customer base. We have operations in three regions:  West, Central and East, which are comprised of 12 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Through our successors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes. At September 30, 2008, we were actively selling homes in 207 communities, with base prices ranging from approximately $112,000 to $1,077,000.

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

Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction that benefit the entire community.  Land and development costs are typically allocated to individual lots on a relative value basis. The costs of these lots are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community or phase are allocated on a relative value basis to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, our building cycle ranges from four to five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary based on the size of the community, the associated sales absorption rates and whether the land purchased was raw or finished lots.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives.

In accordance with SFAS No. 144, all of our land inventory and related real estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.   SFAS No. 144 requires impairment charges to be recorded if the fair value of an asset is less than its carrying amount.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually.  For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value.

Existing and continuing communities.   When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  The fair value of the each community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell or that are in the preliminary development stage and product types have not yet been finalized.  Impairments are charged to cost of home closing in the period during which it is determined that the fair value is less than the assets’ carrying amount.  If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14% for all projects exceeding nine months.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Due to the number of possible outcomes that would be generated by changes to these assumptions for each community, we do not believe it is possible to provide a sensitivity analysis for these discounted cash flow models that would provide meaningful data to a user of our financial statements.  Community-level factors that may impact our key estimates include:

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

These local circumstances may significantly impact our assumptions and the resulting computation of fair value. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived master planned community.  Impairments are allocated on a straight-line basis to all lots within a project.

Option deposits and pre-acquisition costs.  We also evaluate assets associated with future communities for impairments on a quarterly basis.  Using similar techniques described in the existing and continuing communities section above, we determine if the contribution margins to be generated by our future communities are acceptable to us.  If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required.  In cases where we decide to abandon the project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  We may also elect to continue with a project because it has positive cash flows, even though it may not be generating an accounting profit, or due to other strategic factors.  In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.

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

We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met.  As such, as of September 30, 2008, we had approximately $173.2 million of surety bonds outstanding subject to these indemnity arrangements, of which only $51.9 million of work remains to be completed.  We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At September 30, 2008	At December 31, 2007
Accruals related to real estate development and construction activities	$43,496	$91,607
Payroll and other benefits	19,129	29,604
Accrued taxes	13,686	2,962
Warranty reserves	34,119	36,633
Other accruals	39,723	41,984
Total	$150,153	$202,790

Warranty Reserves.  We have certain obligations reserved related to post-construction warranties and defects related to closed homes.  For certain of these obligations, we have estimated these reserves based on the number of home closings, historical data and trends with respect to similar product types and geographic areas.  We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available.  A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$34,276	$30,986	$36,633	$28,437
Additions to reserve	3,390	3,658	8,180	14,370
Warranty claims and expenses	(3,547)	(4,005)	(10,694)	(12,168)
Balance, end of period	$34,119	$30,639	$34,119	$30,639

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

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At September 30, 2008	At December 31, 2007

Homes under contract under construction (1)	$316,834	$327,416
Finished home sites and home sites under development	499,470	596,752
Unsold homes, completed and under construction	149,992	236,099
Model homes	59,928	61,172
Model home lease program	792	19,073
Land held for development	22,514	27,367
	$1,049,530	$1,267,879

(1)  Also includes the allocated land and land development costs associated with each lot for these homes.

As previously noted, in accordance with SFAS No. 144, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  Due to the current environment, we evaluate all of our real estate assets for impairment on a quarterly basis.  SFAS No. 144 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Terminated option/purchase contracts:
West	$838	$34,273	$16,318	$46,484
Central	5,441	12,699	7,625	17,449
East	—	746	1,303	19,904
Total	$6,279	$47,718	$25,246	$83,837

Real estate inventory impairments (1):
West	$10,681	$63,299	$40,644	$111,821
Central	19,755	22,844	34,966	28,890
East	4,234	13,677	12,954	18,889
Total	$34,670	$99,820	$88,564	$159,600

Impairments of joint venture investments:
West	$1,070	$1,680	$2,692	$2,800
Central	—	21,689	14,762	21,689
East	—	—	3,305	—
Total	$1,070	$23,369	$20,759	$24,489

Impairments of land held for sale:
West	$2,843	$—	$8,394	$—
Central	10,220	847	11,299	847
East	—	—	—	—
Total	$13,063	$847	$19,693	$847

Total impairments:
West	$15,432	$99,252	$68,048	$161,105
Central	35,416	58,079	68,652	68,875
East	4,234	14,423	17,562	38,793
Total	$55,082	$171,754	$154,262	$268,773

(1)          Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Individual home impairments:
West	$7,713	$16,441	$26,259	$22,490
Central	9,648	3,958	18,337	5,758
East	2,551	6,814	9,172	9,530
Total	$19,912	$27,213	$53,768	$37,778

The tables below reflect the number of communities with real estate inventory impairments for the three- and nine-month periods ended September 30, 2008 and 2007, excluding home-specific impairments (as noted above) and the fair value of these communities as of September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	7	$2,968	$69,174
Central	10	10,107	43,500
East	3	1,683	15,631
Total	20	$14,758	$128,305

	Three Months Ended September 30, 2007
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	29	$46,858	$292,469
Central	15	18,886	83,559
East	6	6,863	27,294
Total	50	$72,607	$403,322

	Nine Months Ended September 30, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	20	$14,385	$161,526
Central	27	16,629	108,904
East	5	3,782	22,208
Total	52	$34,796	$292,638

	Nine Months Ended September 30, 2007
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	33	$89,331	$339,371
Central	22	23,132	114,483
East	10	9,359	38,062
Total	65	$121,822	$491,916

Subject to sufficient qualifying assets, we capitalize development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to qualified real estate assets as incurred and charged to cost of home closings when the associated revenue is recognized. Certain information regarding capitalized interest follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Capitalized interest, beginning of period	$36,835	$45,514	$41,396	$33,016
Interest incurred	13,103	16,459	37,568	47,095
Interest expensed	(5,835)	(2,319)	(17,034)	(2,638)
Interest amortized to cost of home closings and written off for terminated projects	(7,233)	(12,601)	(25,060)	(30,420)
Capitalized interest, end of period	$36,870	$47,053	$36,870	$47,053

At September 30, 2008, approximately $1.5 million of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our condensed consolidated balance sheets.

NOTE 3 - VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns if no party absorbs the majority of expected losses, as a result of ownership, contractual or other financial interests in the entity.

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

In most cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs.  Often, we are at risk for items over budget related to land development on property we have under option.  In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner and are only liable for expenditures in excess of the fixed cost.  In limited situations, our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option or contract at September 30, 2008 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash		Letters of Credit

Option contracts recorded on balance sheet as real estate not owned (1), (2)	672	$14,228	$7,861		$—
Option contracts not recorded on balance sheet – non-refundable deposits, committed (1)	9,786	461,149	39,095		9,701
Purchase contracts not recorded on balance sheet – non-refundable deposits, committed (1)	1,185	97,189	28,214		327
Total committed (on and off balance sheet)	11,643	572,566	75,170		10,028
Option contracts not recorded on balance sheet – non-refundable, uncommitted (1)(3)	337	8,311	363		—
Purchase contracts not recorded on balance sheet – refundable deposits, uncommitted (4)	436	22,783	1,360		—
Total uncommitted	773	31,094	1,723		—
Total lots under option or contracts	12,416	$603,660	$76,893		$10,028

Total option contracts not recorded on balance sheet	11,744	$589,432	$69,032	(5)	$10,028

(1)                                  Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)                                  The purpose and nature of these consolidated lot option contracts (VIEs) is to provide us the option to purchase these lots in the future, in anticipation of entering into sales contracts and beginning home construction on these lots. Specific performance contracts, if any, are included in this balance.

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

(5)                                  Amount is reflected in our condensed consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of September 30, 2008.

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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the normal course of business, we enter into homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.  As of September 30, 2008, we had about a dozen active land ventures.

We also participate in mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities and they originate and provide services to both our clients and other homebuyers. The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to us or our joint ventures. Our investments in mortgage and title joint ventures as of September 30, 2008 and December 31, 2007 were $1.3 million and $1.1 million, respectively.

For land development joint ventures, we, and in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the joint venture. Option prices are generally negotiated prices that approximate market value when we enter into the option contract. For these ventures, our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. Therefore, we allocate the portion of such joint venture profit to the land acquired by us as a reduction in the basis of the property.

Repayment Guarantees.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  If such a guarantee were ever to be called, the actual payment due would generally be computed as only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt.  At September 30, 2008, our share of these limited pro rata repayment guarantees was approximately $29.4 million, of which $24.7 million are “bad boy” guarantees in nature (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger the guarantee without our consent, we have classified them as repayment guarantees.

“Bad Boy” Guarantees.  In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees).  These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and to us, and therefore are unlikely to occur; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so.  At September 30, 2008, we had outstanding guarantees of this type totaling approximately $72.5 million.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our Credit Facility or senior and senior subordinated indentures.

Other Guarantees.  We and our joint venture partners are also typically obligated to the project lender(s) to complete land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders.  These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review.  Per the guidance of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, we believe these other guarantees are either not applicable or not material to our financial results.

Surety Bonds.  We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments.  These surety indemnity arrangements are generally joint and several obligations with our joint venture partners.  Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met.  As of September 30, 2008, we had approximately $3.2 million of surety bonds outstanding subject to these indemnity arrangements, of which only $0.5 million of work remains to be completed.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries.  In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners.  In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated.  In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage.  In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several.  We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated.  As of September 30, 2008, we did not have any such reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At September 30, 2008	At December 31, 2007
Assets:
Cash	$7,245	$11,494
Real estate	556,381	648,972
Other assets	17,150	29,664
Total assets	$580,776	$690,130

Liabilities and equity:
Accounts payable and other liabilities	$12,047	$24,280
Notes and mortgages payable	398,395	472,538
Equity of:
Meritage (1)	50,525	59,990
Others	119,809	133,322
Total liabilities and equity	$580,776	$690,130

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$5,993	$85,550	$17,614	$133,810
Costs and expenses	(3,698)	(68,693)	(11,200)	(107,247)
Net earnings of unconsolidated entities	$2,295	$16,857	$6,414	$26,563
Meritage’s share of pre-tax earnings (2) (3)	$2,392	$8,937	$6,463	$15,076

(1)

Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our condensed consolidated balance sheets due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) joint-venture asset impairments recorded only in our financial statements.

(2)

The joint venture financial statements above represent the most recent information available to us. For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount and, therefore, the financial statements of the ventures may not yet reflect any real estate charges. We believe, in some cases, that the fair values of the ventures may be less than the related debt. For the three and nine months ended September 30, 2008, we performed an independent analysis and recorded $1.1 million and $20.8 million, respectively, of impairments related to our joint venture investments. Such impairments were $23.4 million and $24.5 million for the three and nine months ended September 30, 2007. As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials. See Note 2, “Real Estate and Capitalized Interest”, for detail of our joint venture-related impairments.

(3)

Our share of pre-tax earnings is recorded in “Earnings/(loss) from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

In addition to the $1.1 million and $20.8 million of impairments recorded for the three and nine months ended September 30, 2008, respectively, our investments in unconsolidated entities includes $2.1 million and $2.3 million at September 30, 2008 and December 31, 2007, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We amortized approximately $104,000 and $875,000 of such assets in the first nine months of 2008 and 2007, respectively.

Of the balances reflected in the joint venture table, approximately $405.2 million and $305.3 million of assets and liabilities, respectively, relate to our single largest joint venture, in which we are a 20% member.  Our investment in this venture has been fully impaired, and we have also fully reserved for our only other obligation related to this venture, our interest payments secured by a letter of credit.  The debt of this joint venture is non-recourse to us, and the venture is in compliance with all of its loan covenants as of September 30, 2008.  This venture comprises $60.6 million of our “bad boy” guarantees.

Of the remaining balance of joint venture assets and liabilities, $52.7 million and $36.7 million, respectively, relate to two joint ventures in which we have interests ranging from 20% - 50%.  Of our “bad boy” debt guarantees, $11.9 million relates to one of these ventures.  These ventures own assets in difficult markets and are currently in default of their debt agreements.  Although we and our joint venture partners continue to work with the respective lenders to renegotiate the debt or reach other satisfactory alternatives, as all debt for these ventures is non-recourse to the partners and all investments have been fully impaired, at this time we believe there is limited, or no further exposure to us from these investments.

The other venture assets and liabilities noted in the table above primarily represent our other active land ventures, financial ventures and various inactive ventures in which we have a total investment of $22.5 million.  As of September 30, 2008, the debt of these ventures is in compliance with their respective agreements, and except for $4.7 million of our limited repayment guarantees, the debt is non-recourse to us.  These ventures have no “bad boy” guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  Our ownership percentage in these ventures is between 3% - 4%.  Both ventures have been notified of default events on their debt, and one has since dis-possessed of its assets in a trustee sale during the current quarter.  Subsequent to such trustee sale, the lender filed suit against the joint venture and its members alleging liability under the completion guarantees excuted severally by each of the members and their parent company, including Meritage.  We dispute the allegations contained in the lawsuit and intend to vigorously defend our position that no amounts are due under the completion guarantees.  We continue to believe that the debt on both ventures is non-recourse to the partners and is only payable under a “bad boy” guarantee.  We have fully impaired our investment in the joint venture that disposed of its holdings, and at September 30, 2008 and December 31, 2007, our investment in the other venture was $0.8 and $1.7, respectively.  The remaining $24.7 million of our limited repayment guarantees relate to these two joint ventures which, as noted, are bad boy guarantees that may be triggered without our consent.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	September 30, 2008	December 31, 2007
$500 million unsecured revolving credit facility maturing May 2011 with extension provisions, and interest payable monthly at LIBOR (3.72% at September 30, 2008) plus 2.25% or prime (5.0% at September 30, 2008) (1)	$—	$82,000

Model home lease program, with interest in the form of lease payments payable monthly approximating 4.99% at September 30, 2008 (2)	792	19,073

Total loans payable and other borrowings	$792	$101,073

(1)           On July 18, 2008, we amended our Credit Facility to: (i) provide additional cushion by relaxing the minimum interest coverage, maximum leverage and tangible net worth covenants, (ii) reduce the borrowing capacity to $500 million from $800 million, (iii) increase the applicable interest rate by up to 100 basis points, (iv) increase the unused commitment fee by 10 basis point depending on the Company’s leverage ratio (as defined in the Credit Agreement), and (v) modify various other terms.

(2)           The construction costs and related debt associated with certain model homes that are owned and leased to us by others and that we use to market our communities are required to be included on our balance sheet. We do not legally own these model homes, but we are reimbursed by the owner for our construction costs and we have the right, but not the obligation, to purchase these homes. Although we have no legal obligation to repay any amounts received from the third-party owner due to the structure of this arrangement, such amounts are recorded as debt and are typically deemed repaid when we simultaneously exercise our option to purchase the model home and sell it to a third-party home buyer. Should we elect not to exercise our right to purchase these model homes, the model home costs and related debt under the model lease program will be eliminated upon the termination of the lease, which generally had an original maturity of one to three years. During the first nine months of 2008, $18.3 million of such leases were exercised or terminated, $5.3 million of which were in the third quarter of 2008.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior and senior subordinated notes consist of the following (in thousands):

	September 30, 2008	December 31, 2007
7.73% senior subordinated notes due 2017	$150,000	$150,000
6.25% senior notes due 2015. At September 30, 2008 and December 31, 2007, there was approximately $1.1 and $1.3 million in unamortized discount, respectively	348,877	348,746
7.0% senior notes due 2014. At September 30, 2008, and December 31, 2007, there was approximately $49 and $56 in unamortized premium, respectively	130,049	130,056
	$628,926	$628,802

Our senior unsecured credit facility (“Credit Facility”) and indentures for all our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended September 30, 2008, we were in compliance with our covenants. After considering our most restrictive bank covenants at September 30, 2008, we have additional borrowing availability under the Credit Facility of $337.7 million, as determined by borrowing base limitations defined by our Credit Facility agreement.

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

NOTE 7 – LOSS PER SHARE

Basic and diluted loss per common share is presented in conformity with SFAS No. 128, “Earnings per Share”. The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average number of shares outstanding	30,690	26,249	28,872	26,216

Effect of dilutive securities:
Stock options and restricted stock (1)	—	—	—	—

Diluted weighted average shares outstanding	30,690	26,249	28,872	26,216

Net loss	$(144,013)	$(118,552)	$(212,786)	$(160,012)

Basic and diluted loss per share (1)	$(4.69)	$(4.52)	$(7.37)	$(6.10)

Anti-dilutive stock options not included in the calculation of diluted loss per share	2,300	2,279	2,300	2,279

(1)                                  For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States.  For such periods, all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 8 - STOCK-BASED COMPENSATION

We have two stock compensation plans (together, the “Plans”), which were approved by our stockholders and are administered by our Board of Directors.  After giving effect to the 900,000 increase in common shares authorized for issuance as approved by our shareholders at our annual meeting held on May 15, 2008, the Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,500,000 shares of common stock, of which 1,362,493 shares remain available for grant at September 30, 2008.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Generally, option awards are granted with an exercise price equal to the closing market price of Meritage stock on the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Nine Months Ended September 30,
	2008	2007
Expected volatility	55.36%	42.61%
Expected dividends	0%	0%
Expected term (in years)	4.50	4.56
Risk-free interest rate	3.06%	4.89%
Weighted average grant date fair value of options granted	$8.03	$20.49

As of September 30, 2008, we had $12.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining respective vesting periods, which we expect to be recognized over a weighted-average period of 3.52 years. For the three months ended September 30, 2008 and 2007, our total stock-based compensation expense was $1.9 million ($1.4 million net of tax) and $2.5 million ($1.9 million net of tax), respectively. For the nine months ended September 30, 2008 and 2007, our total stock-based compensation expense was $4.0 million ($2.7 million net of tax) and $6.7 million ($5.1 million net of tax), respectively. We granted 366,376 options during the first nine months of 2008.

NOTE 9 - INCOME TAXES

Components of the income tax provision/(benefit) are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Federal	$81,270	$(63,731)	$45,810	$(86,162)
State	1,161	(10,134)	450	(12,829)
Total	$82,431	$(73,865)	$46,260	$(98,991)

Our unrecognized tax benefits were $6.0 million at September 30, 2008 and include interest and penalties related to uncertain tax positions.  There have been no material changes in unrecognized tax benefits during the quarter ended September 30, 2008.  The total amount of interest and penalties on uncertain tax positions included in income tax expense for the three and nine months ended September 30, 2008 was $0.1 million and $0.2 million, respectively, of interest accrued on continuing positions.    We currently have approximately $3.1 million in unrecognized tax benefits related to the deduction of executive compensation that will be affected by expiring statutes of limitations within the next twelve months.

We conduct business and are subject to tax in the U.S. and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2003.  Our U.S. income tax return for one of our wholly-owned Texas limited partnership entities for 2004 has been examined by the Internal Revenue Service (“IRS”).  The examination was completed in the first quarter of 2008, and there were no material changes to report.  The IRS has commenced the audit of our consolidated U.S. tax return and refund claim for 2007.  The audit is in the early stages and there are no adjustments to report at this time.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence

using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.   Our current and prior year losses present the most significant negative evidence as to whether we need to reduce our deferred tax assets with a valuation allowance. Given the continued downturn in the homebuilding industry in the current quarter, the recent acceleration of the economic crisis, the current instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we believe the cumulative weight of the negative evidence exceeds that of the positive evidence at this time and that it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, we have recorded a valuation allowance, which increased losses from continuing operations by $106.2 million, or $(3.46) per share, during the three months ended September 30, 2008.

Based on our assessment, including the implementation of certain tax planning strategies, the realization of the remaining net deferred tax assets of $31.3 million as of September 30, 2008 is more likely than not.  The valuation allowance may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies.   The realization of our net deferred tax assets ultimately depends on future reversals of existing taxable temporary differences or through a loss carryback to 2006.  We currently have $418.8 million of taxable income available from 2006 for offsetting losses.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash paid during the period for:
Interest	$38,022	$45,970
Income taxes	$—	$31,645
Non-cash operating activities:
Real estate not owned	$599	$28,793
FIN 48 adoption – unrecognized tax benefits	$—	$2,962
Non-cash investing activities:
Distributions from unconsolidated entities	$7,580	$27,562
Non-cash financing activities:
Changes in model home lease program	$(18,281)	$(6,164)

NOTE 11 — OPERATING AND REPORTING SEGMENTS

As defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have six operating segments (the six states in which we operate). We have aggregated our operating segments into three reporting segments based on similar long-term economic characteristics and geographical proximity. Our reporting segments are as follows:

West:	California and Nevada
Central:	Texas, Arizona and Colorado
East:	Florida

Management’s evaluation of segment performance is based on segment operating (loss)/income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reporting segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation,” to the consolidated financial statements in our 2007 Annual Report on Form 10-K. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The following is our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue (1):
West	$71,587	$129,806	$242,594	$368,123
Central	276,450	409,675	805,995	1,234,514
East	26,729	39,088	74,904	122,049
Consolidated total	$374,766	$578,569	$1,123,493	$1,724,686

Operating (loss)/income (2):
West	$(20,272)	$(104,484)	$(83,079)	$(175,477)
Central	(28,058)	(6,788)	(31,059)	53,843
East	(5,724)	(17,252)	(16,896)	(42,820)

Segment operating loss	(54,054)	(128,524)	(131,034)	(164,454)
Corporate and unallocated (3)	(6,785)	(5,424)	(11,202)	(19,877)
Goodwill and related impairments	—	(45,000)	—	(72,952)
Earnings/(loss) from unconsolidated entities, net	1,322	(14,441)	(14,296)	(9,495)
Interest expense	(5,835)	(2,319)	(17,034)	(2,638)
Other income, net	3,770	3,291	7,040	10,413

Loss before income taxes	$(61,582)	$(192,417)	$(166,526)	$(259,003)

	At September 30, 2008
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$6,523	$60,844	$1,665	$—	$69,032
Real estate	250,941	743,787	54,802	—	1,049,530
Investments in unconsolidated entities	1,359	18,885	216	328	20,788
Other assets	15,472	77,891	7,192	213,839	314,394
Total assets	$274,295	$901,407	$63,875	$214,167	$1,453,744

	At December 31, 2007
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$12,281	$72,059	$2,851	$—	$87,191
Real estate	380,340	800,345	87,194	—	1,267,879
Investments in unconsolidated entities	4,163	20,763	811	826	26,563
Other assets	30,485	79,524	3,835	252,904	366,748
Total assets	$427,269	$972,691	$94,691	$253,730	$1,748,381

(1)

Revenue includes the following land closing revenue, by segment (in thousands): three months ended September 30, 2008 - $1,859 in the Central Region; three months ended September 30, 2007 - $3,902 in the Central Region, nine months ended September 30, 2008 - $63 in the West Region and $4,944 in the Central Region; and nine months ended September 30, 2007 - $6,156 in the Central Region.

(2)	See Note 2 of this quarterly report on Form 10-Q for a breakout of real estate-related impairments by region.

(3)	Balance consists primarily of corporate costs and shared service functions such as finance, legal and treasury that are not allocated to the reporting segments.

(4)	Balance consists of intangibles and other corporate assets not allocated to the reporting segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Outlook and Company Actions

During the third quarter of 2008, the financial crisis and slowing economy damaged buyer confidence and resulted in declines in home sales and asset values.  In addition, our Texas markets, which have been less impacted than others over the past two years of this homebuilding downturn, experienced a slowdown in sales pace as well and were also temporarily impacted by the aftermath of Hurricane Ike.  Competition for home buyers remained intense with existing home foreclosures, and the availability of mortgage financing remained limited.  Concern about the state of the economy and the job market further deteriorated consumer confidence and, as a result, we believe that home buyers remain reluctant to make purchasing decisions until they are comfortable that the price declines are near bottom.  The combined impact of these market forces led to further diminished asset values, and for the three and nine months ended September 30, 2008, we recorded $55.1 million and $154.3 million of real estate-related impairments, respectively.

Based on the impact of the financial crisis on our business and the increased uncertainty as to the timing of an eventual recovery in the homebuilding industry, we concluded this quarter that a valuation allowance against our deferred tax assets was warranted and recorded $106.2 million of such charges.

We continue to focus on our goals of generating cash flow and reducing debt.  We are maintaining ample liquidity to provide us with flexibility should the current market conditions persist for a longer time and be more pronounced than originally anticipated, but also allowing us to cautiously take advantage of unique opportunities in select markets as they arise.

We are now focused on returning our operations to profitability by targeting the following initiatives: (1) winding down under-performing operations and consolidating overhead functions at all of our divisions to reduce general and administrative cost burden, (2) reducing our total lot supply by renegotiating or opting out of lot purchase and option contracts, (3) reducing unsold home inventory, (4) re-engineering product offering to reduce sales prices and address pricing concerns echoed by consumers, (5) exercising tight control over cash flows, (6) increasing sales and marketing efforts to generate additional traffic, (7) renegotiating construction costs with our subcontractors where possible and (8) monitoring our customer satisfaction scores and making improvements based on the results of the surveys.

Although we maintain our long-standing position of a built-to-order move-up builder, we are also now re-positioning some of our product to increase affordability appeal to customers at lower price points.  We are also reducing or eliminating certain standard features from our base home models to re-align them with current market conditions, while continuing to provide a wide selection of upgrade options, allowing our customers to customize their new home with the features they consider most important.  All divisions are also actively re-negotiating material and subcontract labor contracts to achieve further cost savings.

Summary Company Results

Total home closing revenue was $372.9 million for the three months ended September 30, 2008, decreasing 35% from $574.7 million for the same period last year. Net loss for the third quarter of 2008 further declined $25.5 million to a loss of ($144.0) million from a loss of ($118.6) million in the same period last year. This decrease is primarily due to a $106.2 million deferred tax valuation allowance recorded in the current quarter, partially offset by lower volumes of impairments, with $55.1 million (pre-tax) of real estate-related impairments recorded in the third quarter of 2008 as compared to $216.8 million of real-estate and goodwill impairments in the same period of 2007. For the nine months ended September 30, 2008, home closing revenue and net loss were $1.1 billion and $(212.8) million, respectively, down $600.0 million and $52.8 million, respectively, from the same time in the prior year. The revenue decline is due to the lower average home prices from competitive pressures and the increased use of incentives, as well as the protracted decrease in demand.  The net loss increase is primarily due to the declining revenue previously noted, and the $106.2 million deferred tax valuation allowance recorded in the current quarter, partially offset by $154.3 million (pre-tax) of real-estate related impairments in 2008 as compared to $341.7 million (pre-tax) of real estate-related and goodwill-related impairments for the first three quarters of 2007.

At September 30, 2008, our backlog of approximately $612.9 million decreased 40% or $401.1 million when compared to September 30, 2007. These decreases are due to the significant declines in demand, compounded by increased price concessions and incentives, as the average sales price in backlog decreased from $300,100 at September 30, 2007 to $270,100 at September 30, 2008. In the third quarter of 2008, our cancellation rate on sales orders was 40% of gross orders as compared to 41% in the same period a year ago, and 29% for the three months ended June 30, 2008.

Consistent with the trends reported by our peers in the homebuilding industry, we have seen substantial decreases in traffic and sales during September, which continued into October.  Our September net sales were about 30% lower than the July-August pace, and our cancellation rate jumped to 45% for the month of September in the wake of the recent crisis in the financial markets.

Critical Accounting Policies

The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, real estate, goodwill, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the three months ended September 30, 2008 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2007 Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total
Dollars	$372,907	$574,667	$1,118,486	$1,718,530
Homes closed	1,423	1,894	4,139	5,548
Average sales price	$262.1	$303.4	$270.2	$309.8
West Region
California
Dollars	$52,530	$104,989	$187,357	$306,380
Homes closed	131	229	456	631
Average sales price	$401.0	$458.5	$410.9	$485.5
Nevada
Dollars	$19,057	$24,817	$55,174	$61,743
Homes closed	71	71	205	174
Average sales price	$268.4	$349.5	$269.1	$354.8
West Region Totals
Dollars	$71,587	$129,806	$242,531	$368,123
Homes closed	202	300	661	805
Average sales price	$354.4	$432.7	$366.9	$457.3
Central Region
Arizona
Dollars	$75,226	$119,600	$205,094	$422,624
Homes closed	297	373	772	1,229
Average sales price	$253.3	$320.6	$265.7	$343.9
Texas
Dollars	$186,023	$263,504	$560,634	$759,592
Homes closed	783	1,038	2,311	3,024
Average sales price	$237.6	$253.9	$242.6	$251.2
Colorado
Dollars	$13,342	$22,669	$35,323	$46,142
Homes closed	37	64	101	125
Average sales price	$360.6	$354.2	$349.7	$369.1
Central Region Totals
Dollars	$274,591	$405,773	$801,051	$1,228,358
Homes closed	1,117	1,475	3,184	4,378
Average sales price	$245.8	$275.1	$251.6	$280.6
East Region
Florida
Dollars	$26,729	$39,088	$74,904	$122,049
Homes closed	104	119	294	365
Average sales price	$257.0	$328.5	$254.8	$334.4

Companywide. Home closing revenue for the quarter ended September 30, 2008 decreased 35% to $372.9 million from $574.7 million for the same time period a year ago as a result of a 25% decrease in homes closed and a 14% decrease in average sales price. Our deliveries in the first nine months of 2008 dropped 1,409 units and $600.0 million when compared to the same time in the prior year.  These decreases reflect successive quarters of lower demand as a result of the homebuilding industry and economic downturns, which amplified the pressure on sales prices, which continued to decline as a result of the increased volumes of foreclosure in the marketplace.  In certain communities, we also selectively reduced prices as a targeted effort to bring our unsold home inventory levels to our desired range of 1-3 homes per active community, which we believe is the level required to sustain normal operations.

West.  The West Region’s 45% or $58.2 million decrease in home closing revenue for the third quarter of 2008 as compared to 2007 is due primarily to lower sales prices and closings volume in California.  The 13% decrease in average sales price and 98 fewer deliveries for California in the current quarter as compared to the same time last year reflect the significant decline in demand and the continuing use of discounts and incentives necessary to attract home buyers in this difficult and highly competitive market.  For the nine months ended September 30, 2008, home closing revenue was $242.5 million, down $125.6 million or 34% from the first nine months of 2007.  The Region’s year-to-date decreases reflect the market’s response to the rapid price appreciation experienced over the prior several years, exacerbated by the oversupply of inventory now available and the limited availability of mortgage financing.  We expect that these lower sales prices will continue and will affect closings in California and Nevada throughout the remainder of 2008 and into 2009.

Central.  During the three months ended September 30, 2008, the Central Region reported a $131.2 million decrease to $274.6 million of home closing revenue as compared to the prior year due to a 24% decrease in number of homes closed and average sales price decrease of 11% to $245,800 in 2008 as compared to $275,100 average sales price in 2007.  Although Texas still remains our strongest market with 783 homes closed in the third quarter of 2008, we have experienced noticeable slowing, as closing dollars decreased 29% from the same period of 2007, comprising 59% of the Region’s total revenue decline.  The declines in some of our Texas markets reflect the temporary impact of the immediate effects of Hurricane Ike, the third most destructive hurricane to ever hit the United States, but are now also being impacted by the financial crisis.   Arizona, which continued to struggle as excess inventory of new and existing homes locally and the lack of buyer confidence resulted in increasing sales price incentives, reported $75.2 million in home closing revenue in the third quarter of 2008 as compared to $119.6 million in the third quarter of 2007.  For the nine months ended September 30, 2008, home closing revenue was $801.1 million for the Region, down $427.3 million or 35% from the first nine months of 2007 due primarily to poor performance in Arizona and declines in Texas, as noted.

East.  In the East Region, we generated closing revenue of $26.7 million on 104 homes closed for the quarter ended September 30, 2008, decreases of 32% and 13%, respectively, versus the same quarter in the prior year.  For the nine months ended September 30, 2008, home closing revenue was $74.9 million, down $47.1 million or 39% from the first nine months of 2007.  These results were primarily due to declines in average sales prices and the prolonged declines in demand discussed above.  Additionally, for the nine months ended September 30, 2008, the declines are also attributable to lower closing volume from our Ft. Myers operation, which is currently winding down and nearly closed out.

Home Orders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total
Dollars	$254,381	$390,366	$1,061,394	$1,532,448
Homes ordered	1,013	1,435	4,120	5,242
Average sales price	$251.1	$272.0	$257.6	$292.3
West Region
California
Dollars	$32,768	$72,641	$177,913	$317.032
Homes ordered	85	180	451	714
Average sales price	$385.5	$403.6	$394.5	$444.0
Nevada
Dollars	$11,780	$13,629	$50,833	$69,264
Homes ordered	41	51	193	205
Average sales price	$287.3	$267.2	$263.4	$337.9
West Region Totals
Dollars	$44,548	$86,270	$228,746	$386,296
Homes ordered	126	231	644	919
Average sales price	$353.6	$373.5	$355.2	$420.3
Central Region
Arizona
Dollars	$49,314	$46,366	$170,216	$303,532
Homes ordered	220	188	765	1,035
Average sales price	$224.2	$246.6	$222.5	$293.3
Texas
Dollars	$145,463	$209,708	$581,280	$710,522
Homes ordered	609	850	2,410	2,854
Average sales price	$238.9	$246.7	$241.2	$249.0
Colorado
Dollars	$7,943	$13,408	$35,493	$52,377
Homes ordered	25	41	102	145
Average sales price	$317.7	$327.0	$348.0	$361.2
Central Region Totals
Dollars	$202,720	$269,482	$786,989	$1,066,431
Homes ordered	854	1,079	3,277	4,034
Average sales price	$237.4	$249.8	$240.2	$264.4
East Region
Florida
Dollars	$7,113	$34,614	$45,659	$79,721
Homes ordered	33	125	199	289
Average sales price	$215.5	276.9	$229.4	$275.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cancellation Rates (1)
Total	40%	41%	31%	35%

West Region
California	43%	46%	32%	33%
Nevada	31%	30%	20%	26%
West Region Totals	40%	43%	29%	31%

Central Region
Arizona	31%	51%	24%	32%
Texas	42%	39%	33%	37%
Colorado	24%	27%	26%	19%
Central Region Totals	39%	41%	31%	35%

East Region (Florida)	61%	37%	40%	38%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Beginning	Ending	Beginning	Ending	Beginning	Ending	Beginning	Ending

Active Communities
Total	213	207	222	221	220	207	213	221

West Region
California	17	15	29	29	27	15	26	29
Nevada	12	12	11	11	11	12	5	11
West Region Totals	29	27	40	40	38	27	31	40

Central Region
Arizona	31	30	39	37	36	30	42	37
Texas	136	132	123	124	127	132	121	124
Colorado	5	5	7	7	6	5	6	7
Central Region Totals	172	167	169	168	169	167	169	168

East Region (Florida)	12	13	13	13	13	13	13	13

Companywide. Home orders for any period represent the aggregate sales price of all homes ordered by customers, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

We believe buyers are delaying their home purchases until they can see some indication that the market downturn is nearing bottom, that home prices have stabilized, and that new homes will retain their value.  Concurrent with the downturn in market conditions, the mortgage lending crisis and resulting tighter underwriting standards are making it harder for our buyers (and buyers of their existing homes) to obtain financing and the more recent economic crisis and resulting apprehension regarding job security are creating additional hurdles and concerns for our potential buyers.  Therefore, despite our increased selling efforts, home orders declined by 29% to 1,013 units during the quarter ended September 30, 2008 with a value of $254.4 million, a decrease of 35% compared to the same quarter a year ago.  Due to the severe housing downturn, we significantly limited the addition of new subdivisions and accordingly, our actively selling community count declined to 207 at September 30, 2008, compared to 221 at September 30, 2007, contributing to a portion of the sales unit decrease.  At the end of the current quarter, approximately 42% of our active communities had less than 25 homes to sell, so we expect our community count to continue to decrease over the next several quarters as these communities begin to close out.

Our cancellation rate for the three and nine months ended September 30, 2008 was 40% and 31% of gross unit sales as compared to 41% and 35%, respectively, for the same time periods a year ago.  In recent quarters, we have experienced higher than average cancellation rates, as well as cancellations occurring later in the construction process.  These cancellation rates reflect the difficulty buyers are having in selling existing homes or obtaining a mortgage to finance their home purchase, their lack of commitment to close on their sales contract in a declining price environment and additional price concessions offered by us or competitors in nearby communities.  We believe the increase in the cancellation rate this quarter over the first half of the year was caused primarily by the economic crisis. In response to these market conditions, we have aggressively priced our unsold inventory and have continued to offer incentives to home buyers in many of our markets, which is highlighted in the 8% decline in average order sales price to $251,100 for the third quarter of 2008, down from $272,000 in the same quarter of the prior year.  Results for the nine months ended September 30, 2008 reflect the same trends.  The number of homes sold during the first nine months of 2008 decreased 1,122 units, or 21% from the same period of 2007.  The unit decrease coupled with a 12% decrease in average selling price both attributed to the $471.1 million decline in sales value from the same period of 2007.

West.  During the three and nine months ended September 30, 2008, weak demand, higher inventory levels of unsold homes and homebuyer reluctancy to commit to a purchase decision led to continued use of discounts and incentives, generating lower average sales prices on lower sales volumes.  This Region of the country has been greatly affected by the current market declines as it had experienced some of the largest price appreciation in prior years, and we do not believe prices will stabilize until buyers are comfortable that the downturn has bottomed.  These factors all contributed to the three- and nine-month home order declines of $41.7 million and $157.6 million over the same period of the prior year, respectively, primarily driven by our weakened California operations.  In California, decreases of 53% and 37% reduction in units sold for the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007, respectively, and sustained cancellation rates at historically high levels highlight the difficult local market and were the primary factors contributing to the Region’s performance.  Additionally, the 29% decline in active communities in the Region since the beginning of the year (44% decline in California alone) further impacted the volume and dollars of orders.

Central.  For the three months ended September 30, 2008, the Region had 225 fewer home orders than in the same period in 2007, which was the primary contributing factor to the $66.8 million decrease in the value of homes ordered over the prior year.  For the nine months ended September 30, 2008, home orders declined 757 units, or 19%, from the same period of the prior year.  These declines are due to the continuing downturn in the homebuilding market in this Region, which most sharply affected Texas with a 31% decrease in dollar value in the third quarter, driven by a 28% decline in number of home sales and lower average sales prices.  In the third quarter, in addition to the economic crisis, activity in certain Texas markets was also influenced by the aftermath of Hurricane Ike.  These declines were partially offset by the performance in Arizona, which experienced some improvement in the quarter, selling 17% more homes and generating $2.9 million of additional order dollars as compared to the prior year.  This upturn was primarily driven by a short-term marketing campaign with corresponding increased incentives, as evidenced by the 9% average selling price decline from 2007, as well as some re-designed product offerings at lower price points that appealed to a larger customer base.

East.  In our East Region, net orders decreased by 92 homes with a dollar value decrease of $27.5 million for the three months ended September 30, 2008, compared to the same time period a year ago.  For the nine months ended September 30, 2008, average sales prices decreased 17% and home order value decreased 43% over the prior year.  The quarterly results for this Region are attributable to the extraordinary cancellation rate of 61%, a 65% increase in the rate from the third quarter of 2007.  This rate is the combined result of lower gross sales volumes in the current quarter offset by cancellations from relatively stronger levels of sales in the first half of 2008, aggregating to lower net sales figures.

Order Backlog

	At September 30,
	2008	2007
Total
Dollars	$612,893	$1,013,979
Homes in backlog	2,269	3,379
Average sales price	$270.1	$300.1
West Region
California
Dollars	$72,088	$140,468
Homes in backlog	159	309
Average sales price	$453.4	$454.6
Nevada
Dollars	$14,319	$29,246
Homes in backlog	52	88
Average sales price	$275.4	$332.3
West Region Totals
Dollars	$86,407	$169,714
Homes in backlog	211	397
Average sales price	$409.5	$427.5
Central Region
Arizona
Dollars	$85,680	$228,214
Homes in backlog	383	711
Average sales price	$223.7	$321.0
Texas
Dollars	$404,997	$533,093
Homes in backlog	1,571	2,039
Average sales price	$257.8	$261.4
Colorado
Dollars	$18,307	$25,018
Homes in backlog	54	65
Average sales price	$339.0	$384.9
Central Region Totals
Dollars	$508,984	$786,325
Homes in backlog	2,008	2,815
Average sales price	$253.5	$279.3
East Region
Florida
Dollars	$17,502	$57,940
Homes in backlog	50	167
Average sales price	$350.0	$346.9

Companywide. Our backlog represents net sales contracts that have not closed. Our September 30, 2008, backlog value was $612.9 million, comprised of 2,269 homes. These amounts declined 40% and 33%, respectively, compared to a year ago, consistent with softening overall demand trends and average sales prices, which we have now been experiencing for several sequential quarters, as discussed above.

West. The West Region’s 47% decrease in number of homes in backlog to 211 as of September 30, 2008 as compared to 2007 is due primarily to the high cancellation rates and buyer hesitancy discussed above. Additionally, the lower average sales price reflects the increased use of incentives in both California and Nevada, which further contributed to the $83.3 million decline to $86.4 million at September 30, 2008.  We ended the quarter with 27 active communities in the Region, as compared to 40 at September 30, 2007, which also impacted the period-over-period declines.

Central. The Central Region’s 2,008 homes in backlog at September 30, 2008 is a 29% decrease from a year ago. This decrease, along with a 9% decrease in the average sales price of these homes, led to a $277.3 million decrease in dollars of backlog for this region. The decline is primarily due to the slowdown of the homebuilding markets in Arizona, as discussed above, coupled with less sizable declines in Texas.

East. The East Region’s decline of $40.4 million in dollars of backlog to $17.5 million at September 30, 2008 versus 2007 is primarily due to the historically high cancellation rates previously discussed.

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Home Closing Gross (Loss)/Profit

West — Dollars	$(5,440)	$(87,582)	$(38,277)	$(124,259)
West — Percent of home closings revenue	(7.6)%	(67.5)%	(15.8)%	(33.8)%

Central — Dollars	$14,345	$35,894	$75,000	$184,277
Central — Percent of home closings revenue	5.2%	8.8%	9.4%	15.0%

East — Dollars	$(2,119)	$(10,595)	$(5,588)	$(22,562)
East — Percent of home closings revenue	(7.9)%	(27.1)%	(7.5)%	(18.5)%

Total — Dollars	$6,786	$(62,283)	$31,135	$37,456
Total — Percent of home closings revenue	1.8%	(10.8)%	2.8%	2.2%

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

Home closing gross margin improved to 1.8% for the quarter ended September 30, 2008 as compared to a loss of (10.8)% for the quarter ended September 30, 2007.  This increase is primarily due to lower levels of impairments recorded in 2008, with $40.9 million recorded in the third quarter of the year versus $147.5 million in the third quarter of 2007.  Excluding these impairments, gross margins were 12.8% and 14.8% for the quarters ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008, gross margin was 2.8%, a 60 basis point increase from the same period in the prior year.  Excluding the impact of impairments of $113.8 million and $243.4 million in the first three quarters of 2008 and 2007, respectively, gross margins were 13.0% and 16.3% for the same periods.  The decreases in gross margins, excluding impairments, for both the three- and nine-month period ending September 30, 2008, are primarily the result of declines in average sales prices of home deliveries, partially offset by cost savings from re-negotiated construction contracts and a lower asset basis for homes closed from prior impairments.  We provide gross margins excluding impairments – a non-GAAP term – as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.

As reflected in our lower average sales prices in our orders and backlog, the types of incentives we offer vary by market, community and model and may include discounts on home prices, free or discounted upgrades and options, and the payment of a portion of buyer closing costs. Increasing incentives, which impact sales prices, can be expected to have an adverse effect on our gross and net margins over the next several quarters.  However, as previously noted, we are scaling back on standard features offered in our base home models designing smaller homes that are more efficiently constructed and re-bidding construction material and labor contracts, targeting a 20-25% reduction from peak construction costs in mid-to-late 2006.  These savings should allow us to offer more affordable homes and compete for a larger base of potential homebuyers.

West. Our West Region improved its home closing gross loss to a negative margin of (7.6)% for the three months ended September 30, 2008 from a negative margin of (67.5)% in the same period of 2007.  For the first nine months of 2008, the gross margin loss was (15.8)% compared to (33.8)% in the same period in 2007.  These margins included impairments of $11.5 million and $57.0 million, respectively, in the three and nine months ended September 30, 2008 versus $97.6 million and $158.3 million, respectively, in the same periods of the prior year.  Excluding these impairments, the gross margins for the third quarter of 2008 and 2007 were 8.5% and 7.7%, respectively, and 7.7% and 9.2% for the first nine months of 2008 and 2007, respectively.  The relatively consistent pre-impairment gross margins are due to the continued use of discounts and incentives as previously noted in the lower average closing prices for this Region, offset by the lower basis in our homes from prior impairments, as well as the benefits realized from the cost reductions noted above.

Central. The Central Region’s 5.2% and 9.4% home closing gross profit for the three and nine months ended September 30, 2008 decreased 360 and 560 basis points as compared to 8.8% and 15.0% in the same periods of 2007. Despite these decreases, margins in this Region remained positive due to the relatively stronger market and minimal impairments recorded in Texas. The 2008 decreases are mainly attributed to the decrease in pricing power in Arizona, resulting in increased incentives and discounts and the consistent volume of real estate impairments in 2008, as compared to the prior year. The Central Region’s home closing gross margins include $25.2 million and $42.6 million of real estate-related impairments for the three and nine months ended September 30, 2008, compared to $35.5 million and $46.3 million for the three and nine months ended September 30, 2007.

East. This Region, like the West, experienced a home closing gross loss, with negative gross margins of (7.9)% and (7.5)% for the three and nine months ended September 30, 2008 as compared to (27.1)% and (18.5)% for the same periods in the prior year. The home closing gross losses are primarily due to decreasing average sales prices and $4.2 million and $14.3 million of real estate-related impairments during the three and nine months ended September 30, 2008, respectively. The impairment charges in the same periods of the prior year were $14.4 million and $38.8 million. Excluding these impairments, gross margins would have been 7.9% and 11.6% for the Region for the three and nine months ended September 30, 2008 and 9.8% and 13.3% for the three and nine months ended September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commissions and Other Sales Costs

Dollars	$33,840	$49,598	$101,274	$145,003
Percent of home closing revenue	9.1%	8.6%	9.1%	8.4%

General and Administrative Expenses
Dollars	$20,735	$21,308	$52,481	$76,385
Percent of total revenue	5.5%	3.7%	4.7%	4.4%

Provision/(benefit) for income taxes
Dollars	$82,431	$(73,865)	$46,260	$(98,991)
Effective tax rate	133.9%	(38.4)%	27.8%	(38.2)%

Commissions and Other Sales Costs

Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs.  As a percentage of home closing revenue, these costs increased to 9.1% for both the three and nine months ended September 30, 2008 from 8.6% and 8.4% for the three and nine months ended September 30, 2007, respectively. These increases primarily reflect additional costs incurred for intensified sales and marketing efforts across our markets combined with lower average prices obtained per home closing.

General and Administrative Expenses

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses decreased $0.6 million and $23.9 million to $20.7 million and $52.5 million for the three and nine months ended September 30, 2008 versus the same period in 2007.  The year-to-date decrease includes $10.2 million received from a successful legal settlement in the third quarter of 2008.  Excluding the benefit of this settlement, general and administrative expenses were 5.6% of total revenue for the nine months ended September 30, 2008 as compared to 4.4% in the same period of 2007.  Although we continue to execute on our cost-cutting and streamlining strategy, particularly in headcount and salary expense reductions, one-time costs associated with these measures coupled with significant revenue declines both attribute to the percentage increases in our general and administrative expenses.

Income Taxes

Our overall effective tax rates were 133.9% and 27.8% for the three and nine months ended September 30, 2008, respectively, compared to a benefit of 38.4% and 38.2% for the three and nine months ended September 30, 2007, respectively. The change in our tax rate during 2008 is attributable to the recording of a $106.2 million valuation allowance against our deferred tax assets in the current quarter, which had the effect of significantly increasing our effective tax rate.

Goodwill and Related Impairments

Based on a review of the recoverability of our goodwill and related intangible assets, in the nine months ended September 30, 2007 we impaired all such assets associated with the 2005 acquisition of Colonial Homes in Ft. Myers, Florida, as well as various other goodwill components, resulting in a $73.0 million write-down.  In the last quarter of 2007, we fully impaired all of our remaining goodwill and, as such, have no such impairments in 2008.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2008 were operating expenses, home construction and the payment of various liabilities. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings.  In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred.  From a liquidity standpoint, we are currently experiencing the positive effects of the homebuilding cash flow cycle.  Over the last several quarters, our debt balances have decreased and our cash balances have increased as our community count declines.   As these older communities are closing out, our inventory volumes decrease and we are generating positive cash flow which is not offset by initial cash outflows as we are not replacing these subdivisions that are winding down.

We exercise strict controls and believe we have a defined strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory development. We are also maintaining our long-standing position of being a built-to-order builder by minimizing unsold home construction.  Executing on our strategy of reducing inventory and curtailing spending on under-performing assets, we generated $106.2 million of positive operating cash flows for the nine months ended September 30, 2008 and ended the quarter with $119.0 million of cash and cash equivalents.  During 2008, we reduced our inventory by $87.2 million and generated an additional $82.8 million of net proceeds from the issuance of common stock in the second quarter of this year.  We used our cash to fully pay down our $82.0 million Credit Facility balance from 2007 year-end and build our cash reserves.  As we have no bond maturities until 2014, we intend to continue to grow our cash balances with cash generated from operations over the next several quarters while, on a very limited basis, acquiring deeply discounted smaller finished-lot parcels that represent opportunities to begin immediate construction and generate near-normal margins at today’s lower home prices.

Covenant Compliance

Credit Facility.  As discussed in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we amended our Credit Facility on July 18, 2008.  We were in compliance with all covenants as of quarter-end.  The following tables reflect our debt covenant calculations as of September 30, 2008:

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

The following table summarizes these covenant thresholds and our respective compliance pursuant to the Credit Facility as of September 30, 2008:

Financial Covenant		Covenant Requirement	Actual
		($ in millions)
Minimum Net Worth (1)	>	$393,836	$588,437
Leverage Ratio (2)	<	1.75	1.0
Interest Coverage Ratio	>	0.50	1.3
Borrowing Base Debt	<	$725,880	$388,180
Total Land Restriction	<	$810,546	$522,060
Raw Land Restriction	<	$117,687	$22,514
Unsold Units Restriction	<	1,883	809
Model Homes Restriction	<	628	220

(1) Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $16.5 million as of September 30, 2008.

(2) Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.

Senior and Senior Subordinated Notes.  If we do not meet at least one of the Fixed Charge Ratio or the Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth (as defined) covenants in our senior and senior subordinated indentures, we are generally prohibited from incurring additional indebtedness. Our actual Fixed Charge Ratio and Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth as of September 30, 2008 were 1.3 to 1.0 and 1.2 to 1.0, respectively. Our actual tangible net worth as of September 30, 2008 was $588.4 million.

As of and for the quarter ended September 30, 2008, we were in compliance with all of the Credit Facility and senior and senior subordinated note covenants.  See Part II, Item 7 on our 2007 Annual Report on Form 10-K for additional discussions regarding these covenants.

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

Recently Issued Accounting Pronouncements.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report include statements concerning our belief that we have ample liquidity if current market conditions persist or become more pronounced, and that on a very limited basis, we will be able to take advantage of unique opportunities in select markets; our belief that buyers will defer purchasing decisions until prices stabilize or bottom; that sales prices will continue to affect closings in California and Nevada throughout the remainder of 2008 and into 2009; our plans or goals for unsold homes inventory reduction, lot supply reduction, generating positive cash flow and using it for cash reserves, as well as management’s intention to operate conservatively, strengthen our balance sheet and improve liquidity; management estimates regarding future impairments and joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements and actions that we may pursue or that may result from defaults of indebtedness of certain joint ventures, whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in the remainder of 2008 and beyond, including that our margins over the next several quarters will be negatively impacted by increased incentives and positively impacted by our cost savings initiatives; the demand for and the pricing of our homes; our land and lot acquisition strategy; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; trends concerning sales prices, sales orders, cancellations and gross margins and future home inventories may increase; our future cash needs; the viability of certain large land parcels we own or control; the expected vesting periods of unrecognized compensation expense; that we will realize tax refunds in 2009; trends and expectations relating to our community count; and our future compliance with debt covenants and actions we may take with respect thereto.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our Credit Facility.  The interest rate for this facility fluctuates with the Prime and LIBOR lending rates.  At September 30, 2008, we did not have any funds drawn under our Credit Facility.  A hypothetical 10% interest rate change would not have a material impact on our financial results.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $350.0 million in principal of our 6.25% senior notes due 2015, $150.0 million in principal of our 7.731% senior subordinated notes due 2017, and $130.0 million in principal of our 7.0% senior notes due 2014.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt.

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

As previously reported on Form 8-K filed on September 29, 2008, we were awarded more than $111 million in a unanimous jury verdict in Federal District Court in Phoenix against Greg Hancock, a former division president of Meritage Homes.  In 2001, Mr. Hancock sold his homebuilding business to us, at which time he concurrently entered into an employment agreement with us.  The jury found that Mr. Hancock breached contractual and fiduciary duties owed to us and committed fraud against us by engaging in side businesses that stole corporate opportunities and goodwill belonging to us while he was president of our Phoenix division.  The verdict is subject to customary post-trial motions and appeals.  We are confident the verdict and judgment will stand and intend to vigorously pursue various collection options to recover the award from Mr. Hancock.  The timing and ultimate amount of any collections, however, cannot be predicted at this time.  Subsequent to the jury award, Mr. Hancock filed a voluntary petition for Bankruptcy, under Chapter 11 of the United States Bankruptcy Code (United States Bankruptcy Court for the District of Arizona; Case No. 2:08-bk-14253-GBN), which had the effect of staying post-trial motions and appeals as well as our collection efforts.

On October 10, 2008 we were named as a defendant in Wachovia Bank, National Association v. Focus Kyle Group, LLC et al. (Case No. 08 CIV 8621) in the U.S. District Court for the Southern District of New York.  The plaintiff alleges that we are severally liable under a completion guaranty executed by us in favor of the plaintiff related to an approximately 1,700 acre real estate development near Las Vegas that was owned by a joint venture in which we hold an approximate 4% ownership interest.  The joint venture entered into a $565 million credit facility with the plaintiff and used the proceeds to acquire the real property and complete certain improvements and pay expenses related to the project.  The joint venture subsequently defaulted on certain of its obligations under its credit facility and the plaintiff foreclosed on and took possession of the real estate development.  The complaint alleges that the joint venture members are severally liable under their individual completion guaranties, which include obligations to complete development of the project and pay certain costs, obligations and damages relating thereto.  Meritage and, we believe our joint venture partners, dispute the plaintiff’s allegations that any amounts are owed under completion guaranties.  We are in the process of preparing our response to the complaint and intend to vigorously defend against this claim.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own securities during the three months ended September 30, 2008.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of September 30, 2008, we had approximately $130.2 million available to repurchase shares under this program.

We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future.  We plan to retain our cash to finance the continuing development of the business.  Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.  Certain of our debt instruments contain restrictions on the payment of cash dividends.  Reference is made to Part II, Item 7 of our Form 10-K for the year ended December 31, 2007 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Part II, Item 8, Financial Statements, Note 6 – Senior Notes.

Reference is made to Note 6 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This note discusses limitations on our ability to pay dividends.

Item 6. Exhibits –

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of November 2008.

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