Form 10-K
period 2008-12-31
Meritage Homes CORP
filed 2009-02-27
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9977

(Exact Name of Registrant as Specified in its Charter)

Maryland	86-0611231
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17851 North 85th Street, Suite 300, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)

(480) 515-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

Large accelerated filer  ☐       Accelerated Filer  ☒       Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (28,219,462 shares) as of June 30, 2008, was $428,089,239, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

The number of shares outstanding of the registrant’s common stock on February 25, 2009 was 30,871,724.

DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 21, 2009 have been incorporated by reference into Part III, Items 10, 11, 12 , 13 and 14.

MERITAGE HOMES CORPORATION

FORM 10-K

PART I

Item 1. Business

The Company

Meritage Homes is a leading designer and builder of single-family attached and detached homes based on the number of home closings.  We operate in the historically high-growth southern and western United States. We offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers. We have operations in three regions:  West, Central and East, which are comprised of 12 metropolitan areas in six states.  These three regions are our principal business segments.  Please refer to Note 14 of the consolidated financial statements for information regarding our operating and reporting segments.

Our homebuilding and marketing activities are conducted under the names Meritage Homes, Monterey Homes and Legacy Homes. At December 31, 2008, we were actively selling homes in 178 communities, with base prices ranging from approximately $95,900 to $967,000.

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

Recent Industry and Company Developments

During 2008, the financial crisis and economic recession further exacerbated the existing downturn in the homebuilding market and resulted in additional downward pressure on home sales and asset values.  Based on statistics from the Mortgage Bankers Association, processed foreclosures reached approximately 1.4 million in the last quarter of 2008 as compared to an average of about 500,000 per quarter during 2000-2007.  These record-high foreclosure rates intensified competition for homebuyers in an already saturated marketplace with the influx of existing homes inventory, coupled with the lack of availability of mortgage financing resulting from the turmoil in the financial industry.  Concern about the state of the economy and the job market further deteriorated consumer confidence, as unemployment rates rose in almost all of the metropolitan areas tracked by the U.S. Department of Labor, ending 2008 with a national average of 6.5% as compared to 4.5% in the prior year.  We believe that the tepid demand we are experiencing reflects homebuyers’ reluctance to make a purchasing decision until they are comfortable that the price declines are near bottom and economic conditions have stabilized.  We believe the current conditions could continue, and potentially worsen during 2009, and we expect that our operations will remain depressed until the homebuilding industry and economy as a whole begin to rebound.

The current condition of our industry has required a complete review of our operating model and a re-assessment of short-term and long-term goals for us, as well as others in our peer group.  Therefore, although we maintain our long-standing position of a built-to-order move-up builder, we are also now repositioning some of our product to increase affordability appeal to first-time buyers at lower price points by offering a value-designed product.  We are also reducing or eliminating certain standard features from our base home models to re-align them with current market conditions, while continuing to provide a wide selection of upgrade options, allowing our customers to customize their new home with the features they consider most important.  All of our divisions are also actively renegotiating material and subcontract labor contracts to achieve further cost savings.  We have priced our new product offerings to qualify under FHA and other governmental mortgage program limits.  We are also building small amounts of unsold homes in our communities to be able to accommodate the first-time buyers who are currently renting and do not want to wait for a new home to be constructed, as well as the first-time move-up buyer who has previously sold their home and has been waiting for the right opportunity to purchase a home that allows for an immediate move-in.  Our goal of four-to-five spec homes in each community should provide sufficient selection for the new homebuyer or a move-up buyer who has previously sold his home and is now ready to commit to an immediate new home purchase.

We are now focused on returning our operations to profitability by targeting the following initiatives:  (1) winding down under-performing operations and consolidating overhead functions at all of our divisions to reduce general and administrative cost burden, (2) reducing our total lot supply by renegotiating or opting out of lot purchase and option contracts, (3) maintaining unsold home inventory at reasonable levels commensurate with sales volumes, (4) redesigning product offering to reduce construction costs and address pricing concerns expressed by consumers, (5) renegotiating construction costs with our subcontractors where possible, (6) exercising tight control over cash flows, (7) changing sales and marketing efforts to generate additional traffic to focus on first-time and first-move-up buyers, and (8) monitoring our customer satisfaction scores and making improvements based on the results of the surveys.

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

Our homes range from entry level to semi-custom luxury. A summary of activity by region as of and for the years ended December 31, 2008 and 2007 follows (dollars in thousands):

	Year Ended December 31, 2008		At December 31, 2008
	# of Homes Closed	Average Closing Price	Homes in Backlog	$ Value of Backlog	Home Sites Controlled (1)	# of Actively Selling Communities
West Region
California	581	$416.2	87	$33,910	661	12
Nevada	247	266.1	25	6,453	877	12
West Region Total	828	378.7	112	40,363	1,538	24

Central Region
Arizona	1,084	250.6	190	42,211	5,725	31
Texas	3,217	243.7	887	230,155	7,814	109
Colorado	145	346.3	44	13,265	222	3
Central Region Total	4,446	248.7	1,121	285,631	13,761	143

East Region
Florida	353	260.3	48	12,037	503	11

Total Company	5,627	$267.5	1,281	$338,031	15,802	178

	Year Ended December 31, 2007		At December 31, 2007
	# of Homes Closed	Average Closing Price	Homes in Backlog	$ Value of Backlog	Home Sites Controlled (1)	# of Actively Selling Communities
West Region
California	908	$463.9	164	$81,532	2,267	27
Nevada	261	340.4	64	18,660	1,057	11
West Region Total	1,169	436.3	228	100,192	3,324	38

Central Region
Arizona	1,718	330.6	390	120,558	6,904	36
Texas	4,164	250.5	1,472	384,351	14,192	127
Colorado	160	375.4	53	18,137	592	6
Central Region Total	6,042	276.6	1,915	523,046	21,688	169

East Region
Florida	476	321.4	145	46,747	1,103	13

Total Company	7,687	$303.6	2,288	$669,985	26,115	220

(1) “Home Sites Controlled” is the estimated number of homes that could be built on lots we control, both on lots available for sale and on land expected to be developed into lots.

The 39% reduction in our homesites controlled as of December 31, 2008 as compared to the prior year reflects our efforts to execute on our strategy to decrease our lot position.  During the past year, we have exited under-performing markets, sold excess owned lots, terminated lot contracts in less successful subdivisions and recalibrated our holdings to be more in line with our current operation volumes.

The average closing price decline in 2008 versus 2007 highlights the increased volumes of incentives offered in 2008 as competition among homebuilders increased to sell their inventory by providing more affordable price points.  The price adjustments were further impacted by targeted price reductions to accelerate the sales and closing pace in certain wind-down or under-performing communities.  Looking to 2009, we expect a continued downward trend in our average closing and sales prices as we re-design our products to a lower price point to attract more of the first-time and first move-up demographic.

Land Acquisition and Development

Our goal is to maintain an approximate three- to four-year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development; although, during the current downturn in the homebuilding industry, we have significantly limited any additional purchases of land or lots and are working through our existing lot inventory pipeline.  As of December 31, 2008 we have a 3.4 year supply, based on 2008 orders.  For the time being, we plan to limit our purchase of lots until the pace of home sales stabilizes and our sales pace begins to recover.  We generally acquire land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to development agreements and tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits prior to and during development. The process of obtaining such approvals and permits can substantially delay the development process. We may consider, on a limited basis, the purchase of unentitled property when we can do so in a manner consistent with our business strategy.  Historically, we have developed parcels ranging from 100 to 300 lots, although in the current economic environment we plan to focus on limited lot purchases of smaller groups of finished lots.  However, in order to achieve and maintain an adequate lot inventory, we have also historically purchased larger parcels, in some cases with joint venture partners. In some cases, these joint ventures purchase undeveloped land and develop the land themselves.

For land or finished lots we intend to purchase, our selection is based upon a variety of factors, including:

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

We also purchase finished lots, on which the development has already been completed.  These lots are ready for immediate home construction and are the focus of our limited purchases in the current financial environment.  The factors used to evaluate these finished lot purchases are similar to those for land we intend to develop ourselves, although as the development risks associated with the land – financial, environmental, legal and governmental – have been borne by others, these lots are more attractive to us, even though the price of these finished lots may be higher, reflecting their additional value.

We acquire land through options and land purchase contracts. Purchases are generally financed through our corporate borrowings or working capital. Acquiring our land through option contracts allows us to control the timing and volume of lot and land purchases from the third parties who own or buy properties on which we plan to build homes. We enter into option contracts to purchase finished lots at pre-determined prices during a specified period of time from these third parties, usually structured to approximate our projected absorption rate at the time the contract is negotiated. These contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 15% of the sales price. We believe the use of options limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns.  As market conditions change, we may attempt to re-negotiate the option or purchase contracts to achieve terms that are more in line with market conditions.  Such adjustments can include deferment or reduction in lot takedown requirements or price concessions.  If we are unsuccessful in these re-negotiations, we may determine that a project is no longer feasible or desirable and cancel these contracts, usually resulting in the forfeiture of our option deposits.

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

We develop a design and marketing concept tailored to each community, which includes the determination of size, style and price range of homes. We also typically determine street layout, individual lot size and layout, and overall community design for these projects. The product lines offered depend upon many factors, including the housing generally available in the area, the needs of a particular market, and our lot costs for the project, though we are increasingly able to use standardized design plans for a product line.

During 2008, we terminated options on about 7,800 lots and wrote off option deposits and pre-acquisition costs of $74.1 million.  At December 31, 2008, we had 7,052 lots under option or contract for a total purchase price of approximately $641.0 million, with $51.1 million in cash deposits and $9.0 million in letters of credit deposits.  Additional information relating to our impairments is discussed in Note 2 — Real Estate and Capitalized Interest, and information related to lots and land under option is presented in Note 3 — Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

The following table presents information as of December 31, 2008 (dollars in thousands):

	Number of Lots Owned (1)	Number of Lots Under Contract or Option (1)(2)	Total Number of Lots Controlled
West Region
California	524	137	661
Nevada	653	224	877
West Region Total	1,177	361	1,538

Central Region
Arizona	4,154	1,571	5,725
Texas	2,987	4,827	7,814
Colorado	152	70	222
Central Region Total	7,293	6,468	13,761

East Region
Florida	280	223	503

Total Company	8,750	7,052	15,802

Total book cost (3)	$481,972	$51,124	$533,096

(1)           Excludes lots with finished homes or homes under construction. The number of lots is estimated and is subject to change.

(2)           There can be no assurance that we will actually acquire any lots under option or purchase contract. These amounts do not include about 172 lots under contract with refundable earnest money deposits of approximately $1.3 million, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contract, and approximately 300 lots under contract with minimal non-refundable earnest money deposits of $163,000, which are still in the due diligence process. However, these amounts do include about 460 lots under option contracts with joint ventures in which we are a member.

(3)           For Lots Owned, book cost primarily represents land, development and capitalized interest. For Lots under Contract or Option, book cost primarily represents earnest and option deposits.

Investments in Unconsolidated Entities - Joint Ventures

We participate in several joint ventures with independent third parties (six active joint ventures at December 31, 2008) relating to the purchase and development of land. We have less than a controlling interest in our joint ventures. We typically enter into these joint ventures with other homebuilders, land sellers or other real estate investors to provide us and the other joint venture partners with a means of accessing larger parcels and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. The typical joint venture acquires raw land and processes the property through the entitlement process and, in some cases, develops the property into partially or fully finished lots. These joint ventures are usually obligated to sell all or a part of the property or lots to the joint venture members (at the respective member’s option), generally at prevailing fair market values (either at the time of acquisition or the time of sale). In some cases, part of the property is sold to non-member homebuilders, commercial developers and other third parties. Our participation in these types of joint ventures has historically been an important part of our business model, and although in our current environment our involvement in joint ventures is limited, we expect to continue to participate in joint ventures as unique opportunities arise.

In connection with these land joint ventures, we and/or our joint venture partners provide certain types of guarantees, indemnification arrangements with surety and performance bond providers and environmental indemnities. Reference is made to Part II, Item 8 in this Annual Report, “Financial Statements and Supplementary Data — Note 1 — Business and Summary of Significant Accounting Policies” for a detailed discussion of these items.

We also participate in seven mortgage and two title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to us or our joint ventures.

At December 31, 2008, we had approximately $15.9 million invested in joint ventures involved in the purchase, development and/or sale of land. We also had approximately $1.4 million invested in mortgage brokerage and title service joint ventures. In 2008, we reported pre-tax losses of $26.5 million related to our share of the loss of our land joint ventures and $9.5 million in income related to our share of the earnings of our mortgage-brokerage and title service joint ventures.  The land joint venture losses include $26.0 million of impairments recorded against our venture investments. For our land joint ventures, we do not recognize profits on lots or land that we acquire from the joint venture, but instead defer profits, if applicable, until we sell the related homes to third party homebuyers.

Construction Operations

We act as the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic-proximity basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms to minimize construction costs. Our project managers and field superintendents coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and monitor compliance with zoning and building codes. At December 31, 2008, we employed approximately 278 full-time construction operations personnel.

We specify that quality, durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors to take advantage of production volume. Historically, access to our principal subcontracting trades, materials and supplies has been readily available in each of our markets. Prices for these goods and services may fluctuate due to various factors, including commodity prices and supply and demand shortages, all of which may be beyond the control of our vendors. We believe that we have good relationships with our suppliers and subcontractors.

We generally build and sell homes in clusters or phases within our larger projects, which we believe creates efficiencies in land development and home construction operations and cash management, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Our homes are typically completed within four to six months from the start of construction, depending upon the geographic location and the size and complexity of the home. Construction schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically have not entered into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations.

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

We use furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. We generally employ or contract with interior and landscape designers who are responsible for creating attractive model homes and complexes that highlight the options available for the product line within a project. We generally build between one and three model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered.  When possible, we sell our model homes to, and lease them back from, institutional investors who purchase the homes for investment purposes or from individual buyers who do not intend to occupy the home immediately. At December 31, 2008, we owned 181 and leased 147 model homes and had an additional 20 models under construction.

Our homes generally are sold by full-time or part-time, commissioned employees who typically work from a sales office located in one of the model homes for each project. At December 31, 2008, we had approximately 244 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our sales strategies and housing products. To achieve this goal, we train our sales associates and conduct regular meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans and the available product lines, pricing, options and warranties offered. Our sales associates are licensed real estate agents where required by law. Independent brokers may also sell our homes, and are usually paid a sales commission based on the price of the home. Our sales associates assist our customers in selecting upgrades or in adding available customization features to their homes, which we design to appeal to local consumer demands.  We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use and type of incentives depends largely on economic and local competitive market conditions. Given market conditions over recent periods, we have offered extensive incentives to generate sales, which negatively impacted our revenues and margins.

Backlog

Except in limited circumstances, we require a signed sales contract to release a lot to start construction.  Our contracts require cash deposits and are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet closed are considered “backlog.”  Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory.  Sales contingent upon the sale of a customer’s existing home are not considered a sale until the contingency is removed.

Due to our recent high cancellation rates, we have a higher than planned volume of finished or under-construction homes in inventory without a sales contract. We do not recognize any revenue until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met.  At December 31, 2008, of our total homes in inventory, 14.2% were under construction without sales contracts and 31.1% were completed homes without sales contracts.  A substantial majority of the unsold homes resulted from homesites that began construction with a valid sales contract that was subsequently cancelled.  We believe that during 2009 we will deliver to customers substantially all homes in backlog at December 31, 2008 under existing or, in the case of cancellations, replacement sales contracts.

Our backlog decreased to 1,281 units with a value of approximately $338.0 million at December 31, 2008 from 2,288 units with a value of approximately $670.0 million at December 31, 2007. These decreases are due to deteriorating market conditions and fewer actively-selling communities during 2008 than 2007, which resulted in lower sales volumes and selling prices and higher cancellation rates than those previously experienced.

Customer Financing

We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We have entered into several joint venture arrangements with established mortgage brokers in most of our markets, which allow those ventures to act as preferred mortgage broker to our buyers to help facilitate the sale and closing process as well as generate additional fee income. In some markets we use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. We do not underwrite, fund or service the mortgages obtained by our homebuyers, and therefore do not assume the risks associated with a mortgage banking business. Since many customers use long-term mortgage financing to purchase homes, the current decrease of availability of mortgage loans, tighter underwriting standards and the fallout from the sub-prime loan market failures have reduced the availability of such loans to our homebuyers.  Additionally, general adverse economic conditions, rising mortgage interest rates and increases in unemployment are deterring and reducing the number of potential homebuyers.

Customer Relations, Quality Control and Warranty Programs

We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to our continued success, and that our commitment to buyer satisfaction and quality control has significantly contributed to our reputation as a high-quality builder.

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

We generally provide for each home a one- to two-year limited warranty on workmanship and building materials.  Some states in which we build homes also have laws providing statutory warranties related to structural defects that generally range in duration from eight to ten years.  We generally require our subcontractors to provide an indemnity and a certificate of insurance before beginning work, and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. With the assistance of an actuary, we establish reserves for future warranty costs based on our historical experience within each division or region, and record such reserves at home closing.  Reserves generally range from 0.1% to 1.8% of a home’s sale price. Historically, these reserves have been sufficient to cover out-of-pocket costs we were required to absorb for warranty repairs.

Competition and Market Factors

The development and sale of residential property is a highly competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales, foreclosures, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources and may have lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

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

Although current deep discounts by other builders to sell their home inventory and the recent influx of foreclosures have negatively impacted our sales efforts, we expect that once the market stabilizes, the long-term strengths noted above will continue to provide us with a competitive advantage.

During 2008, we also established a new market research department whose immediate goals are to assist our local markets to better compete with the influx of foreclosure and re-sale homes in their surrounding neighborhoods.  The community-level reviews include analysis of existing inventory, pricing, days on the market and buyer demographics.  The long-term strategy of this department will also provide analytical tools to assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for lot purchases in the current market environment.

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

Employees, Subcontractors and Consultants

At December 31, 2008, we had approximately 735 full-time employees, including approximately 213 in management and administration, 244 in sales and marketing, and 278 in construction operations. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.

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

Certifications

We submitted our annual CEO certification to the New York Stock Exchange within 30 days of our 2008 Annual Meeting of Stockholders with no qualifications.

Item 1A. Risk Factors

Risk Factors Related to our Business

If the current downturn becomes more severe or continues for a longer-than-anticipated period of time, it would have continued negative consequences on our operations, financial position and cash flows.

Continued weakness in the homebuilding industry could have an adverse effect on us. It could require that we write off more assets, dispose of assets, reduce operations, restructure our debt and/or raise new equity or debt to pursue our business plan, any of which could have a detrimental effect on our current stakeholders.

Mortgage availability decreases and interest rate increases may make purchasing a home more difficult and may cause an increase in the number of new and existing homes available for sale.

In general, housing demand is adversely affected by the lack of availability of mortgage financing and increases in interest rates. Increased cancellations could increase the available homes inventory supply, which may reduce prices and reduce the availability of future financing for our homebuyers. Most of our buyers finance their home purchases through third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. Although long-term interest rates currently remain at low levels, it is impossible to predict future increases or decreases in market interest rates.

Homebuilding activities depend, in part, upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often must sell their residences before they purchase our homes. Mortgage lenders have recently become subject to more intense underwriting standards by the regulatory authorities which oversee them as a consequence of the sub-prime mortgage market failures, among other reasons. More stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing.  Additionally, the recent lack of liquidity in both the national and global financial markets further intensified the limited availability of financing for mortgage lenders, even for those who are not impacted by the stricter underwriting standards.  A prolonged tightening of the financial markets would also negatively impact our business.

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

Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If home prices decline, interest rates increase, or if the national or local homebuilding economic decline does not abate, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations have had, and could continue to have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

A reduction in our sales absorption levels may force us to incur and absorb additional community-level costs.

We incur certain variable costs associated with our communities, such as marketing expenses and costs associated with the upkeep and maintenance of our model and sales complex.  If our sales absorptions pace decreases and the time required to close out our communities is extended, we may incur additional variable costs, which would negatively impact our financial results.

The value of our real estate inventory may continue to decline, leading to additional impairments and reduced profitability.

Some of our remaining owned land was purchased at prices that reflected the strong homebuilding and real estate markets experienced during the early 2000s. As such, in most of these circumstances, we wrote down the value of certain inventory during 2006, 2007 and 2008 to reflect current market conditions or have abandoned such projects.  To the extent that we still own or have options/purchase agreements related to such land parcels that have not yet been impacted by the economic downturn, the continued decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which would decrease both the book value of our assets and stockholders’ equity. We also incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, taxes and other related expenses. Reductions in home absorption rates increases the associated holding costs and our time to recover such costs. Continued declines in the homebuilding market may also require us to evaluate the recoverability of these costs.

Reduced levels of sales may impair our ability to recover pre-acquisition costs and may cause further impairment charges.

We extensively use option contracts to acquire land. Such options generally require a cash deposit that will be forfeited if we do not exercise the option. During 2006, 2007 and 2008, we forfeited deposits and wrote off related pre-acquisition costs related to projects we no longer deemed feasible, as they were not generating acceptable returns. Although our remaining pool of optioned projects has significantly decreased due to these abandonments, a continued downturn in the homebuilding market may cause us to re-evaluate the feasibility of our remaining optioned projects, which may result in additional writedowns that would reduce our assets and stockholders’ equity.

Our joint ventures with independent third parties may be illiquid, and we may be adversely impacted by our joint venture partners’ failure to fulfill their obligations.

We participate in several land acquisition and development joint ventures with independent third parties, in which we have less than a controlling interest. Our participation in these types of joint ventures has decreased over the last few years due to current market conditions and the reduced need for lots, and we have reduced our involvement in such ventures. Historically, these joint ventures were structured to provide us with a means of accessing larger parcels and lot positions and help us expand our marketing opportunities and manage our risk profile. However, these joint ventures often acquire parcels of raw land without entitlements and as such are subject to a number of development risks that our business does not face directly. These risks include the risk that anticipated projects could be delayed or terminated because applicable governmental approvals cannot be obtained at reasonable costs, if at all. In addition, the risk of construction and development cost overruns can be greater for a joint venture where it acquires raw land compared to our typical acquisition of entitled lots. These increased development and entitlement risks could have a material adverse effect on our financial position or results of operations if one or more joint venture projects is delayed, cancelled or terminated or we are required, whether contractually or for business reasons, to invest additional funds in the joint venture to facilitate the success of a particular project.

Our joint venture investments are generally very illiquid both because we lack a controlling interest in the ventures and because most of our joint ventures are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the joint venture’s assets or for a member to receive a return of their invested capital. Our lack of a controlling interest also results in the risk that the joint venture will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale of the underlying property. In the ordinary course of our business, we provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects. In limited cases, we may also offer pro-rata limited repayment guarantees on our portion of the venture debt or other debt repayment guarantees. Most of these guarantees are only triggered if the joint venture files for voluntary bankruptcy or similar liquidation or reorganization actions (“bad boy” guarantees). Our limited repayment and bad boy guarantees were $8.5 million and $72.5 million respectively, as of December 31, 2008.

With respect to our joint ventures, we and our joint venture partners may be obligated to complete land development improvements if the joint venture does not perform the required development, which could require significant expenditures. In addition, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. In the event the letters of credit or bonds are drawn upon, we, and in the case of a joint venture, our joint venture partners, would be obligated to reimburse the surety or other issuer of the letter of credit or bond if the obligations the bond or guarantee secures are not performed by us (or the joint venture). If one or more bonds, letters of credit or other guarantees were drawn upon or otherwise invoked, our obligations could be significant, individually or in the aggregate, which could have a material adverse effect on our financial position, results of operations or cash flows.  As of December 31, 2008, we were involved in two legal proceedings over these types of guarantees relating to two large joint ventures in which we hold less than 5% interest. We cannot guarantee that additional events will not occur or that such obligations will not be invoked.

If we are unable to successfully compete in the highly competitive housing industry, our financial results and growth may suffer.

The housing industry is highly competitive. We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales (including foreclosures) and, to a lesser extent, condominiums and available rental housing. Some of our competitors have significantly greater financial resources or lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Competition among existing home sellers is currently primarily based on price.  Competition is expected to continue and become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future. If we are unable to successfully compete, our financial results and growth could suffer.

Our strategies to weather the current economic and homebuilding downturn have met with limited success and the continued execution of these strategies may not have a positive impact on our business

Although we have successfully achieved our stated goals of generating positive cash flows and reducing our debt, net-debt to capital ratio and inventory levels, we have had to record sizable real-estate impairments and have experienced gross margin erosion.  Our price decreases to sell completed inventory, wind-down of operations in less profitable markets and the reductions in our active community counts negatively impacted our 2008 results.  Additional external factors, such as the financial crisis, increased foreclosures and higher employment rates put additional downward pressure on our already declining results.  It is uncertain how much longer the current economic down cycle will continue and what the negative effect will be to our financial results.

Some homebuyers may cancel their home purchase contracts with us because their deposits are generally a small percentage of the purchase price and are potentially refundable.

In connection with the purchase of a home, our policy is to generally collect a deposit from our customers, although typically, this deposit reflects a small percentage of the total purchase price, and due to local regulations, the deposit may be partially refundable prior to closing. If the prices for our homes in a given community continue to decline, our neighboring competitors increase their sales incentives, interest rates increase, the availability of mortgage financing tightens or there is a further downturn in local,  regional or national economy, homebuyers may cancel their home purchase contracts with us. In recent years, we experienced above-average cancellation rates, in part because of these reasons. Continued uncertainty in the homebuilding market could adversely impact our cancellation rates, which would have a negative effect on our results of operations.

We face reduced coverage and increased cost of insurance.

In the past, lawsuits have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We believe that we have maintained adequate insurance coverage to insure against these types of claims for homes completed before October 1, 2003. As of October 1, 2003, our insurance policy began excluding mold coverage. If our reserves are not sufficient to protect against these types of claims or if we are unable to obtain adequate insurance coverage, a material adverse effect on our business, financial condition, results of operations and cash flows could result if we are exposed to claims arising from the presence of mold in the homes that we build.

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

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position. Additionally, continued loss from operations in future reporting periods may require us to continue to adjust the valuation allowance against our deferred tax assets.

In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with tax laws and regulations and relevant accounting literature, it is possible that the final tax authority will take a tax position that is materially different than ours. As each audit is conducted, adjustments, if any, are appropriately recorded in our consolidated financial statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Since the end of our 2006 fiscal year, we have generated significant net operating losses, (“NOLs”), and we may generate additional NOLs in the future. Under federal tax laws, we can use our NOLs (and certain related tax credits) to offset ordinary income tax on our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOLs (and certain related tax credits) that we do not use in any particular year to offset income tax in future years.  The benefits of our NOLs would be reduced or eliminated if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 “ownership change” occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of NOLs we can use to offset income tax equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this annual limit.

While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly-traded stock make it difficult to determine whether an “ownership change” has occurred, we currently believe that an “ownership change” has not occurred. However, if an “ownership change” were to occur, the annual limit Section 382 may impose could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our NOL assets and, as a result, have a negative impact on our financial position and results of operations.  Subsequent to year-end, we amended our articles of incorporation to enable us to nullify transactions creating additional 5% holders in an effort to mitigate the risk associated with ownership changes under Section 382.  Such restrictions, however, may be waived by us, and there is uncertainty about whether such restrictions would be enforceable or effective under all circumstances.

As a participant in the homebuilding industry, we are subject to its fluctuating cycles and other risks that can adversely impact the demand for, cost of and pricing of our homes.

The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions such as employment levels, availability of financing, interest rates, and consumer confidence. These factors can negatively affect demand for and cost of our homes. We are also subject to various risks, many of which are also outside of our control, including delays in construction schedules, cost overruns, changes in governmental regulations (such as “no-growth” or “slow-growth” initiatives), availability of land, availability of land option financing, increases in inventories of new and existing homes, increases in real estate taxes and other local government fees, and raw materials and labor costs.

We are also subject to the potential for significant variability and fluctuations in the cost and availability of real estate. Although our business model has been to develop parcels ranging from 100 to 300 lots, in order to achieve and maintain an adequate inventory of lots, in recent years we have acquired larger parcels with joint venture partners. Impairments of our real estate and write-offs of purchase and option contract deposits and pre-acquisition costs, including costs related to our joint ventures, were recorded during 2006, 2007 and 2008, and if market conditions continue to deteriorate, such impairments and write-offs may again be required in the future.

The loss of key personnel may negatively impact us.

Our success largely depends on the continuing services of certain key employees, including our Chief Executive Officer, Steven J. Hilton, and our ability to attract and retain qualified personnel. We have an employment agreement with Mr. Hilton but we do not have employment agreements with certain other key employees. We believe that Mr. Hilton possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. In addition, Mr. Hilton has cultivated key contacts and relationships with important participants in the land acquisition, construction and development process in our various markets across the country. The loss of the services of Mr. Hilton and other key employees could harm our operations and business plans.

Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.

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

We have operations in Texas, Arizona, California, Nevada, Colorado and Florida. With the exception of Texas, our other geographic operations are some of the regions most severely impacted by the homebuilding downturn.  Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should continue to decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

Our future operations may be adversely impacted by high inflation.

We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land and construction and materials costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation increases our cost of financing, materials and labor and could cause our financial results or growth to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices. Although inflation has not historically had a material adverse effect on our business, sustained increases in material costs would have a material adverse effect on our business if we are unable to correspondingly increase home sale prices.

We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.

We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

•                  timing of home deliveries and land sales;

•                  delays in construction schedules due to strikes, adverse weather, acts of God, reduced subcontractor availability and governmental restrictions;

•                  our ability to acquire additional land or options for additional land on acceptable terms;

•                  timing of write-offs and impairments

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

The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and begin development and construction. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2008, we had approximately $629.0 million of indebtedness and other borrowings. If we require working capital greater than that provided by operations or available under our senior unsecured credit facility (“Credit Facility”), we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

•                  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•                  we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces the funds available to us for other purposes such as capital expenditures;

•                  we have a higher level of indebtedness and a lower volume of cash and cash equivalents than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•                  we may be more vulnerable to economic downturns and adverse developments in our business than some of our competitors.

We expect to generate cash flow to pay our expenses and to pay the principal and interest on our indebtedness with cash flow from operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors.

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

The indentures for our senior and senior subordinated notes and the agreement for our Credit Facility impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries, among other things, to:

•                  incur additional indebtedness or liens;

•                  pay dividends or make other distributions;

•                  repurchase our stock;

•                  make investments (including investments in joint ventures); or

•                  consolidate, merge or sell all or substantially all of our assets.

In addition, the indentures for our 7% senior notes and the agreement for our Credit Facility require us to maintain a minimum consolidated tangible net worth and our Credit Facility requires us to maintain other specified financial ratios, including the amount and types of land, speculative housing and model homes that we may own at any given time. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

We may need to amend our existing debt instruments or raise new equity in order to fund our future operations.

Although we recently amended our Credit Facility to give us more operational flexibility with respect to our debt covenants, if market conditions continue to deteriorate or continue for a period of time that is longer than anticipated, we may be unable to comply with these covenants and may need to seek further amendments, waivers or forbearance, in respect of our Credit Facility, or may need to refinance the facility. We may also need to raise new equity to fund our business plan. There can be no assurance that we will be able to obtain any amendments, waivers or forbearance when, as and if needed, nor can there be any assurance that we would be able to raise new equity or find new lenders willing to refinance on terms acceptable to us, or at all. Any amended facilities could be on terms that are both more expensive and more restrictive than our current facility.

We may also seek to increase our equity through the issuance of additional equity. Any issuance would dilute the interests of current stockholders, which could adversely affect our stock price.

We may not be successful in integrating future acquisitions.

We may continue to consider growth or expansion of our operations in our current markets or in other areas of the country. Our expansion into new or existing markets could have a material adverse effect on our cash flows and/or profitability. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company. Our expansion into Reno and our acquisition of Colonial Homes in Ft. Myers in 2005 were not successful due to the dramatic downturn in the homebuilding industry, and we have wound down operations in these markets.

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

Acts of war or any outbreak or escalation of hostilities between the United States and any foreign power may cause disruption to the economy, our company, our employees and our customers, which could impact our revenue, costs and expenses and financial condition.

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

Any of these factors could have a material adverse effect on your investment in our common stock. As a result, you could lose some or all of your investment.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity if current market conditions persist or become more pronounced, and that on a very limited basis, we will be able to take advantage of unique opportunities in select markets; our belief that buyers will defer purchasing decisions until prices stabilize or bottom; that sales prices will continue to adversely affect closings in California and Nevada into 2009; our belief that the impact of the downturn will be less severe in our Texas communities; our belief that current conditions could continue or worsen during 2009 and that our operations will remain depressed until the homebuilding industry and economy as a whole begin to rebound; our strategy to re-design our products with lower price points; our delivery of substantially all of our backlog existing as of year end; our plans or goals for unsold homes inventory reduction, lot supply reduction, generating positive cash flow and using it for cash reserves, as well as management’s intention to operate conservatively, strengthen our balance sheet and improve liquidity; management estimates regarding future impairments and joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements; whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business into 2009 and beyond, including that our margins over the next several quarters will be negatively impacted by increased incentives and positively impacted by our cost savings initiatives; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we may limit lot purchases until our sales pace recovers and that on a limited basis we expect to continue to participate in joint ventures as opportunities arise); demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations and gross margins and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; that we will realize tax refunds in 2009; trends and expectations relating to our community count; and our future compliance with debt covenants and actions we may take with respect thereto.

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

We lease an aggregate of approximately 351,000 square feet of office space (of which approximately 83,000 square feet is subleased) in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings

We are involved in various routine legal and regulatory proceedings, including claims or litigation alleging construction defects.  In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At December 31, 2008, we had approximately $4.2 million in accrued legal expenses and settlement costs reserved for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

As previously reported on Form 8-K filed on September 29, 2008, we were awarded more than $111 million in a unanimous jury verdict in Federal District Court in Phoenix against Greg Hancock, a former division president of Meritage Homes.  In 2001, Mr. Hancock sold his homebuilding business to us, at which time he concurrently entered into an employment agreement with us.  The jury found that Mr. Hancock breached contractual and fiduciary duties owed to us and committed fraud against us by engaging in side businesses that stole corporate opportunities and goodwill belonging to us while he was president of our Phoenix division.  The verdict is subject to customary post-trial motions and appeals.  We are confident the verdict and judgment will stand and intend to vigorously pursue various collection options to recover the award from Mr. Hancock.  The timing and ultimate amount of any collections, however, cannot be predicted at this time and, therefore, we have not recorded any receivables related to this award. Subsequent to the jury award, Mr. Hancock filed a voluntary petition for Bankruptcy, under Chapter 11 of the United States Bankruptcy Code (United States Bankruptcy Court for the District of Arizona; Case No. 2:08-bk-14253-GBN), which had the effect of staying post-trial motions and appeals as well as our collection efforts.

On October 10, 2008, we were named as a defendant in a lawsuit titled Wachovia Bank, National Association v. Focus Kyle Group, LLC et al. (Case No. 08 CIV 8621) in the U.S. District Court for the Southern District of New York.  The plaintiff alleges that we are severally liable under a completion guaranty executed by us in favor of the plaintiff related to an approximately 1,700 acre real estate development near Las Vegas that was owned by a joint venture in which we hold an approximate 4% ownership interest.  The joint venture entered into a $565 million credit facility with the plaintiff and used the proceeds to acquire the real property and pay expenses related to the project.  The joint venture subsequently defaulted on certain of its obligations under its credit facility, and the plaintiff foreclosed on and took possession of the entire project.  The complaint alleges that the joint venture members are severally liable under their individual completion guaranties, which include obligations to complete development of the project and pay certain costs, obligations and damages relating thereto.  Meritage and, we believe, our joint venture partners dispute the plaintiff’s allegations that any amounts are owed under completion guaranties.  We are in the process of preparing our response to the complaint and intend to vigorously defend against this claim.

On December 5, 2008, we were named as a defendant in a lawsuit titled JPMorgan Chase Bank, National Association v. Meritage Homes of Nevada, Inc. and Meritage Homes Corporation (Case No. 2:08-cv- 1717) in the U.S. District Court for the District of Nevada (“Nevada Action”) and JPMorgan Chase Bank, National Association v. Meritage Homes of Nevada, Inc. and Meritage Homes Corporation (Case No. 08 CIV 10522) in the U.S. District Court for the Southern District of New York (“NY Action”).

In the NY Action, the plaintiff alleges that we are severally liable under a completion guaranty executed by us in favor of the plaintiff related to a 1,940 acre planned community located in Henderson, Nevada.  JPMorgan filed seven separate but substantively identical lawsuits against the joint venture partners and their parents. We hold an approximate 3.56% ownership interest in the joint venture.  The joint venture entered into a $535 million credit facility with the plaintiff and used the proceeds to acquire the real property and complete certain improvements and pay expenses related to the project.  The joint venture subsequently defaulted on certain of its obligations under its credit facility. The complaint alleges that the joint venture members are severally liable under their individual completion guaranties, which allegedly include obligations to complete development of the project and pay certain costs, obligations and damages relating thereto.  Meritage and the joint venture members dispute the plaintiff’s allegations that any amounts are owed under completion guaranties.  We have moved to transfer the case to Nevada and are awaiting a decision by the court.  We intend to vigorously defend against this claim.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.  See Note 17, Subsequent Events to the consolidated financial statements included in this Annual Report on Form 10-K, for a discussion of a matter submitted to a shareholder vote subsequent to December 31, 2008.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at a meeting of the Board of Directors, which follows the annual meeting of the stockholders, and at other Board of Directors meetings as appropriate.

The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2009). There are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position

Steven J. Hilton	47	Chairman of the Board and Chief Executive Officer
Larry W. Seay	53	Chief Financial Officer and Executive Vice President
C. Timothy White	48	General Counsel, Executive Vice President and Secretary
Steven M. Davis	50	Chief Operating Officer and Executive Vice President

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

C. Timothy White has been General Counsel, Executive Vice President and Secretary since October 2005 and served on our Board of Directors from December 1996 until October 2005.  From October 2002 to September 2005, Mr. White was a partner with the law firm Greenberg Traurig LLP.  Mr. White served as our outside counsel from 1991 through September 2005.

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

	2008		2007
Quarter Ended	High	Low	High	Low

March 31	$21.30	$7.04	$47.73	$30.66
June 30	$24.49	$14.82	$38.72	$26.54
September 30	$29.49	$12.18	$26.97	$13.88
December 31	$25.69	$5.10	$17.98	$12.00

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

	2003	2004	2005	2006	2007	2008
Meritage Homes Corp	100	170	190	144	44	37
S&P 500 Index	100	109	112	128	132	81
Dow Jones US Home Construction Index	100	136	156	124	55	37

On February 25, 2009, the closing sales price of our common stock as reported by the NYSE was $10.44 per share. At that date, there were approximately 360 owners of record and approximately 5,000 beneficial owners of common stock.

The transfer agent for our common stock is BNY Mellon Shareowner Services, 480 Washington Blvd, Jersey City, NJ 07310 (www.bnymellon.com/shareowner/isd).

We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Certain of our debt instruments contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 5 — Loans Payable and Other Borrowings and Note 6 — Senior and Senior Subordinated Notes, in the accompanying consolidated financial statements.

Reference is made to Note 10 in the accompanying consolidated financial statements for a description of our equity compensation plans.

Reference is made to Part I, Item 1A, of this Annual Report for risks relating to ownership of our common stock.

Issuer Purchases of Equity Securities

We did not acquire any shares of our common stock during the three months ended December 31, 2008.

On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  In August 2006, the Board of Directors authorized an additional $100 million under this program.  There is no stated expiration date for this program.  In the first quarter of 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.  In the second quarter of 2006, we repurchased 1,000,000 shares from John R. Landon, our former Co-CEO and Co-Chairman, for $52.19 per share.  In August 2006, we repurchased 100,000 shares at an average price of $38.96 per share.  As of December 31, 2007 and 2008, we had approximately $130.2 million available to repurchase shares under this program.  We have no plans to purchase additional shares under this program in the foreseeable future.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2008. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented.  This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

The data in the table includes the operations of Citation Homes, Colonial Homes and Greater Homes since their dates of acquisition, January 2004, February 2005 and September 2005, respectively.

	Historical Consolidated Financial Data
	Years Ended December 31,
	($ in thousands, except per share amounts)
	2008	2007	2006	2005	2004
Statement of Operations Data:
Total closing revenue	$1,523,068	$2,343,594	$3,461,320	$3,001,102	$2,040,004
Total cost of closings	(1,322,544)	(1,990,190)	(2,670,422)	(2,294,112)	(1,631,534)
Impairments	(237,439)	(340,358)	(78,268)	—	—
Gross (loss)/profit	(36,915)	13,046	712,630	706,990	408,470

Commissions and other sales costs	(136,860)	(196,464)	(216,341)	(160,114)	(116,527)
General and administrative expenses	(68,231)	(106,161)	(164,477)	(124,979)	(79,257)
Goodwill and intangible asset impairments	(1,133)	(130,490)	—	—	—
(Loss)/Earnings from unconsolidated entities, net (1)	(17,038)	(40,229)	20,364	18,337	2,788
Interest expense	(23,653)	(6,745)	—	—	—
Other income, net	7,864	10,561	11,833	7,468	9,284
Loss on extinguishment of debt	—	—	—	(31,477)	—
(Loss)/Earnings before income taxes	(275,966)	(456,482)	364,009	416,225	224,758
(Provision)/benefit for income taxes	(15,969)	167,631	(138,655)	(160,560)	(85,790)

Net (loss)/earnings	$(291,935)	$(288,851)	$225,354	$255,665	$138,968

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2008	2007	2006	2005	2004
(Loss)/Earnings per common share: (2)
Basic	$(9.95)	$(11.01)	$8.52	$9.48	$5.33
Diluted	$(9.95)	$(11.01)	$8.32	$8.88	$5.03

Balance Sheet Data (December 31):
Real estate	$859,305	$1,267,879	$1,530,602	$1,390,803	$867,218
Total assets	$1,326,249	$1,748,381	$2,170,525	$1,971,357	$1,265,394
Senior and senior subordinated notes, loans payable and other borrowings	$628,968	$729,875	$733,276	$592,124	$471,415
Total liabilities	$799,043	$1,018,217	$1,163,693	$1,120,352	$742,839
Stockholders’ equity	$527,206	$730,164	$1,006,832	$851,005	$522,555

Cash Flow Data:
Cash provided by/(used in):
Operating activities	$199,829	$(20,613)	$(21,964)	$72,243	$63,869
Investing activities	(23,263)	(9,677)	(57,720)	(247,427)	(85,502)
Financing activities	1,680	1,257	70,582	193,120	64,710

(1)          Loss from unconsolidated entities in 2008 and 2007 includes $26.0 million and $57.9 million, respectively, of joint venture investment impairments.  Refer to Notes 1, 2 and 4 of our consolidated financial statements for more detail.

(2)          2004 amounts have been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend that occurred in January 2005. There were no cash dividends paid during 2004-2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Industry Conditions

During 2008, the financial crisis and economic recession further exacerbated the existing downturn in the homebuilding market and resulted in additional downward pressure on home sales and asset values.  Based on statistics from the Mortgage Bankers Association, processed foreclosures reached approximately 1.4 million in the last quarter of 2008 as compared to an average of about 500,000 per quarter during 2000-2007.  These record-high foreclosure rates intensified competition for homebuyers in an already saturated marketplace with the influx of existing homes inventory, coupled with the lack of availability of mortgage financing resulting from the turmoil in the financial industry.  Concern about the state of the economy and the job market further deteriorated consumer confidence, as unemployment rates rose in almost all of the metropolitan areas tracked by the U.S. Department of Labor, ending 2008 with a national average of 6.5% as compared to 4.5% in the prior year.  We believe that the tepid demand we are experiencing reflects homebuyers’ reluctance to make a purchasing decision until they are comfortable that the price declines are near bottom and that economic conditions have stabilized.  We believe the current conditions could continue, and potentially worsen during 2009, and we expect that our operations will continue to remain depressed until the homebuilding industry and economy as a whole begin to rebound.

Summary Company Results

Our results for the year ended December 31, 2008 reflect the continued deterioration in the homebuilding and credit industries, as well as the recession that has impacted the U.S. economy during 2008.

Total home closing revenue was $1.5 billion for the year ended December 31, 2008, decreasing 35.5% from $2.3 billion for 2007 and 56.3% from $3.4 billion in 2006. We incurred a net loss for 2008 of ($291.9) million compared to a loss of ($288.9) million in 2007 and earnings of $225.4 million in 2006. Our 2008 results include $263.4 million (pre-tax) of real estate-related impairments and a $118.6 million deferred tax valuation allowance charge.  In 2007, we incurred $130.5 million (pre-tax) of goodwill-related impairments and $398.3 million (pre-tax) of real estate-related impairments and in 2006, we had $78.3 million (pre-tax) of real estate impairments.  Lower average home prices from competitive pressures and the increased use of incentives over the last two years lowered gross margins generated on home closings to 0.4% in 2008, from 1.1% and 20.7%, respectively, in 2007 and 2006.

At December 31, 2008, our backlog of approximately $338.0 million was down 49.5% from $670.0 million at December 31, 2007.  Our December 31, 2006 backlog was $1.2 billion.  Fewer home sales, compounded by increased price concessions and incentives and higher cancellation rates, were primarily responsible for these declines.  Our average sales price for homes in backlog decreased from $325,700 at December 31, 2006 to $292,800 at December 31, 2007 and was $263,900 at December 31, 2008. Our cancellation rate on sales orders remained above our historical rates and was 35.3%, 37.1% and 35.2%, respectively, as a percentage of gross sales, for the years ended December 31, 2008, 2007 and 2006.  We do not expect that cancellation rates will begin to stabilize and begin to trend back to normal historical levels until the excess supply of existing home inventory is absorbed and home prices start to level.

Company Actions and Positioning

In response to industry conditions, we are focusing on the following initiatives:

•                  Winding down under-performing operations and consolidating overhead functions at all of our divisions and corporate offices to reduce general and administrative cost burden;

•                  Reducing our total lot supply by renegotiating or opting out of lot purchase and option contracts;

•                  Limiting unsold home inventory;

•                  Redesigning product offering to reduce sales prices and improve affordability;

•                  Exercising tight control over cash flows;

•                  Changing sales and marketing efforts to generate additional traffic;

•                  Renegotiating construction costs with our subcontractors where possible; and

•                  Monitoring our customer satisfaction scores and making improvements based on the results of the surveys

Our Credit Facility matures in May 2011.  In July 2008, we amended our Credit Facility to: (i) eliminate the individual quarterly interest coverage test, (ii) provide additional cushion by relaxing the minimum interest coverage, maximum leverage and tangible net worth covenants, (iii) reduce the borrowing capacity to $500 million from $800 million, (iv) increase the applicable interest rate by up to 100 basis points, (v) increase the unused commitment fee by 10 basis points depending on the Company’s leverage ratio (as defined in the Credit Agreement), (vi) modify the advance rates by 5% to 15% for various components and reduce the maximum amounts of certain types of real estate that may be owned at any given time, and (vii) modify various other terms.

Critical Accounting Policies

We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of these consolidated financial statements. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations, particularly as related to our ability to accurately estimate tax valuation allowances, stock-based compensation, accruals, or impairments of real estate that could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.

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

Real Estate

Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any.  Land and development costs are typically allocated to individual lots on a relative value basis and are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community or phase are allocated on a relative value basis to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  In such cases, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary based on the size of the community, the absorption rates and whether the land purchased was raw or finished lots.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving finished lot purchases may be significantly shorter.  Additionally, the current slow-down in the housing market has negatively impacted our sales pace, thereby extending the lives of certain communities.

In accordance with SFAS No. 144, all of our land inventory and related real estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles. If an asset is deemed not recoverable, SFAS No. 144 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually.  We pay particular attention to communities experiencing a larger-than-anticipated reduction in their absorption rates or averages sales prices.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the assets’ carrying amount exceeds their fair value.  The impairment of a community is allocated to each lot on a straight-line basis.

Existing and continuing communities:  When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  With each community or land parcel evaluated individually, the fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell or that are in the preliminary development stage and product types have not yet been finalized.  Impairments are charged to cost of home closings in the period during which the fair value is less than the assets’ carrying amount.  If a market-based approach is used, we determine fair value based on recent comparable purchase and sales activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16%.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Community-level factors that may impact our key estimates include:

•                     The presence and significance of local competitors, including their offered product type and competitive actions;

•                     Economic and related demographic conditions for the population of the surrounding community; and

•                    Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes.

These local circumstances may significantly impact our assumptions and the resulting computation of fair value, and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models.  The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities.  We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived master-planned community.

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

During 2008, we recorded $189.3 million of such impairment charges related to our home and land real estate inventories and real estate-related joint venture investments.  Additionally, we wrote off $74.1 million of deposits and pre-acquisition costs relating to projects that were no longer economically feasible.  Refer to Note 2 of these consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding these impairments and the associated remaining fair values of impaired communities.

The impairment charges were based on our fair value calculations, which are affected by current market conditions, assumptions and expectations, all of which are highly subjective and may differ significantly from actual results if market conditions change.

Due to the volume of possible outcomes that can be generated from changes in the various model inputs for each community, we do not believe it is possible to create a sensitivity analysis that can provide meaningful information for the users of our financial statements.

Warranty Reserves

We use subcontractors for nearly all aspects of home construction.  Although our subcontractors are generally required to repair and replace any product or labor defects, we are ultimately responsible to the homeowner for making such repairs.  As such, warranty reserves are recorded to cover our exposure to absorb the costs for materials and labor not expected to be covered by our subcontractors as they relate to warranty-type claims subsequent to the delivery of a home to the homeowner.  Reserves are reviewed on a regular basis and, with the assistance of an actuary, we determine their sufficiency based on our and industry-wide historical data and trends with respect to product types and geographical areas.

At December 31, 2008, our warranty reserve was $28.9 million, reflecting an accrual of 0.1% to 1.8% of a home’s sale price depending on our loss history in the geographic area in which the home was built.  A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by $1.1 million in 2008.  While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs.  Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Off-Balance Sheet Arrangements

During the normal course of business, we invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unaffiliated homebuilders, land sellers and financial or other strategic partners.

All unconsolidated entities through which we acquire and develop land are accounted for by either the cost or the equity method of accounting as the criteria for consolidation set forth in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) have not been met. We record our investments in these entities in our consolidated balance sheets as “Investments in unconsolidated entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “(Loss)/earnings from unconsolidated entities, net.”

We determine if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity.  Factors considered in our determination include the profit/loss sharing terms of the entity, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

As of December 31, 2008, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary, we do not have a controlling interest, and our ownership interest exceeds 20%.  At December 31, 2008, our equity investments of $16.4 million related to unconsolidated entities with total assets of $546.6 million and total liabilities of $392.4 million.  See Note 4 in the accompanying consolidated financial statements for additional information related to these investments.

We also enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We analyze these agreements under FIN 46R to determine whether we are the primary beneficiary of the variable interest entity (“VIE”), if applicable, using a model developed by management. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. See Note 3 in the accompanying financial statements for additional information related to our off-balance-sheet arrangements.  In cases where we are the primary beneficiary, we consolidate these purchase/option agreements and reflect such assets and liabilities as “Real estate not owned” in our consolidated balance sheets.  The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), we evaluate our deferred tax assets, including net operating losses, to determine if a valuation is required.  SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and tax credit carryforwards not expiring unused and tax planning alternatives.  Our current and prior year losses presented significant negative evidence that we needed to reduce our deferred tax assets with a valuation allowance.  Given the continued downturn in the homebuilding industry during 2008, the degree of the economic recession, the current instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we determined the weight of the negative evidence exceeded that of the positive evidence during 2008 and that it was more likely than not that we would not be able to utilize all of our deferred tax assets.  Therefore, we have recorded a full valuation allowance on the remaining deferred tax asset balance, which increased losses from continuing operations by $118.6 million, or $(4.04) per share, during 2008.

Income tax receivable consisted of tax refunds that we expect to receive within one year.  Our income tax receivable balance at December 31, 2008 and 2007 was $111.5 million and $67.4 million, respectively.

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

The calculation of employee compensation expense involves estimates that require management judgments.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 10 in the accompanying consolidated financial statements.  The fair value of our stock options, which typically vest ratably over a five-year period, is determined at the time of grant and is expensed on a straight-line basis over the vesting life of the options.  Expected volatility is based on a composite of historical volatility of our stock and implied volatility from our traded options.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  We use historical data to estimate stock option exercises and forfeitures within our valuation model.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.  A 10% decrease in our forfeiture rate would have increased our stock compensation by approximately $320,000 in 2008.

Home Closing Revenue, Home Orders and Order Backlog – Segment Analysis

The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

	Years Ended December 31,
	2008	2007	2006
Home Closing Revenue
Total
Dollars	$1,505,117	$2,334,141	$3,444,286
Homes closed	5,627	7,687	10,487
Average sales price	$267.5	$303.6	$328.4

West Region

California
Dollars	$241,792	$421,220	$820,583
Homes closed	581	908	1,471
Average sales price	$416.2	$463.9	$557.8

Nevada
Dollars	$65,734	$88,837	$244,343
Homes closed	247	261	620
Average sales price	$266.1	$340.4	$394.1

West Region Totals
Dollars	$307,526	$510,057	$1,064,926
Homes closed	828	1,169	2,091
Average sales price	$371.4	$436.3	$509.3

Central Region

Arizona
Dollars	$271,646	$567,888	$1,102,662
Homes closed	1,084	1,718	3,355
Average sales price	$250.6	$330.6	$328.7

Texas
Dollars	$783,835	$1,043,160	$996,739
Homes closed	3,217	4,164	4,263
Average sales price	$243.7	$250.5	$233.8

Colorado
Dollars	$50,213	$60,069	$40,875
Homes closed	145	160	112
Average sales price	$346.3	$375.4	$365.0

Central Region Totals
Dollars	$1,105,694	$1,671,117	$2,140,276
Homes closed	4,446	6,042	7,730
Average sales price	$248.7	$276.6	$276.9

East Region

Florida
Dollars	$91,897	$152,967	$239,084
Homes closed	353	476	666
Average sales price	$260.3	$321.4	$359.0

	Years Ended December 31,
	2008	2007	2006
Home Orders (1)
Total
Dollars	$1,173,163	$1,804,065	$2,462,747
Homes ordered	4,620	6,290	7,778
Average sales price	$253.9	$286.8	$316.6

West Region

California
Dollars	$194,170	$372,936	$529,435
Homes ordered	504	846	983
Average sales price	$385.3	$440.8	$538.6

Nevada
Dollars	$53,527	$85,772	$139,668
Homes ordered	208	268	328
Average sales price	$257.3	$320.0	$425.8

West Region Totals
Dollars	$247,697	$458,708	$669,103
Homes ordered	712	1,114	1,311
Average sales price	$347.9	$411.8	$510.4

Central Region

Arizona
Dollars	$193,299	$341,140	$611,266
Homes ordered	884	1,203	1,833
Average sales price	$218.7	$283.6	$333.5

Texas
Dollars	$629,639	$845,348	$1,069,437
Homes ordered	2,632	3,427	4,299
Average sales price	$239.2	$246.7	$248.8

Colorado
Dollars	$45,341	$59,423	$47,836
Homes ordered	136	168	125
Average sales price	$333.4	$353.7	$382.7

Central Region Totals
Dollars	$868,279	$1,245,911	$1,728,539
Homes ordered	3,652	4,798	6,257
Average sales price	$237.8	$259.7	$276.3

East Region

Florida
Dollars	$57,187	$99,446	$65,105
Homes ordered	256	378	210
Average sales price	$223.4	$263.1	$310.0

(1)                   Home orders for any period represent the aggregate sales price of all homes ordered by customer, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Years Ended December 31,
	2008		2007		2006
	Beginning	Ending	Beginning	Ending	Beginning	Ending

Active Communities
Total	220	178	213	220	184	213

West Region
California	27	12	26	27	20	26
Nevada	11	12	5	11	6	5
West Region Totals	38	24	31	38	26	31

Central Region
Arizona	36	31	42	36	35	42
Texas	127	109	121	127	108	121
Colorado	6	3	6	6	3	6
Central Region Totals	169	143	169	169	146	169

East Region (Florida)	13	11	13	13	12	13

	Years Ended December 31,
	2008	2007	2006
Cancellation Rates (1)
Total	35.3%	37.1%	35.2%

West Region
California	33.2%	36.0%	28.1%
Nevada	22.1%	25.1%	26.1%
West Region Totals	30.3%	33.7%	27.6%

Central Region
Arizona	25.6%	34.8%	37.0%
Texas	39.6%	39.2%	34.6%
Colorado	23.2%	21.9%	22.8%
Central Region Totals	36.2%	37.7%	35.1%

East Region (Florida)	35.8%	39.2%	62.1%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

	At December 31,
	2008	2007	2006
Order Backlog (1)
Total
Dollars	$338,031	$669,985	$1,200,061
Homes in backlog	1,281	2,288	3,685
Average sales price	$263.9	$292.8	$325.7

West Region

California
Dollars	$33,910	$81,532	$129,816
Homes in backlog	87	164	226
Average sales price	$389.8	$497.1	$574.4

Nevada
Dollars	$6,453	$18,660	$21,725
Homes in backlog	25	64	57
Average sales price	$258.1	$291.6	$381.1

West Region Totals
Dollars	$40,363	$100,192	$151,541
Homes in backlog	112	228	283
Average sales price	$360.4	$439.4	$535.5

Central Region

Arizona
Dollars	$42,211	$120,558	$347,306
Homes in backlog	190	390	905
Average sales price	$222.2	$309.1	$383.8

Texas
Dollars	$230,155	$384,351	$582,163
Homes in backlog	887	1,472	2,209
Average sales price	$259.5	$261.1	$263.5

Colorado
Dollars	$13,265	$18,137	$18,783
Homes in backlog	44	53	45
Average sales price	$301.5	$342.2	$417.4

Central Region Totals
Dollars	$285,631	$523,046	$948,252
Homes in backlog	1,121	1,915	3,159
Average sales price	$254.8	$273.1	$300.2

East Region

Florida
Dollars	$12,037	$46,747	$100,268
Homes in backlog	48	145	243
Average sales price	$250.8	$322.4	$412.6

(1)     Our backlog represents net sales that have not closed.

Fiscal 2008 Compared to Fiscal 2007

Companywide.  Home closings for the year ended December 31, 2008 decreased $829.0 million or 35.5% when compared to the prior year, primarily due to the 2,060 reduction in units closed with a $36,100 lower average closing price.  Lower sales volume of 4,620 units in 2008 as compared to 6,290 in 2007, reflects the reduced demand caused by the industry downturn and the economic recession.  Absorptions were further impacted by cancellation rates of 35.3% in the current year, only a 180 basis point improvement from our historical high of 37.1% in 2007.  The lower sales volumes coupled with steady closings resulted in a decrease to our backlog of 1,007 units in 2008, down to 1,281 homes as compared to 2,288 homes in 2007.  In addition, the decrease in our actively-selling community count from 220 at December 31, 2007 to 178 at December 31, 2008 also impacted our sales, closings and backlog levels during 2008.

Despite our increased selling efforts and larger incentives and discounts, these decreases reflect successive quarters of lower demand as a result of the homebuilding industry downturn. The economic recession further amplified the pressure on sales prices and the lack of potential homebuyers’ commitment to a new home purchase during these uncertain times.  Additionally, the influx of foreclosures, increases in unemployment rates and the tighter lending standards for obtaining mortgage financing during the current credit crisis - both for our homebuyers as well as for the buyers of their existing homes - also dampened demand.    We believe these trends will continue until buyers perceive that the downturn is near bottom and economic conditions have stabilized.  We believe our buyers will return as the stabilization of home prices signals that they won’t experience a significant erosion of the value of their new home purchase.

West. In 2008, home closings decreased to 828 units with a value of $307.5 million, a 39.7% or $202.5 million decrease in home closing revenue as compared to 2007, primarily driven by the performance of our California markets.  The Region’s 2008 cancellation rate of 30.3% contributed to the 341 unit decrease in 2008 closings as compared to 2007, which also impacted our ending backlog of $40.4 million, a $59.8 million decrease from the prior year.  In addition to the market factors noted above, the Region’s decreases reflect the market’s response to the rapid price appreciation experienced in the early part of the decade in both California and Nevada, now further exacerbated by the oversupply of available inventory coupled with limited availability of mortgage financing.  We expect that these lower prices will continue to affect the Region’s closings, sales and backlog throughout 2009.

Central. The Central Region’s current year closings of 4,446 deliveries generating $1.1 billion of revenues are 26.4% and 33.8% lower than those reported in 2007, respectively.  Although Texas remained our strongest market during 2008, in the latter part of the year, it had also begun to experience noticeable slowing as indicated by its cancellation rate of 39.6% in 2008, a 40 basis point increase from 39.2% in 2007.  Arizona continues to struggle with an oversupply of inventory contributing to the Region’s 1,146 unit decline in home orders in 2008.  The slower absorption rates and increased use of incentives led to a 794 unit decline in ending backlog as of December 31, 2008, with average sales prices of $254,800 in 2008, as compared to $273,100 in 2007.  Although we expect to continue to experience some deterioration in this Region until conditions stabilize, as Texas still has strong job and population growth and did not experience the significant price appreciation in prior years that benefited some of our other markets, we believe the impact of the downturn will be less severe in our Texas communities.

East. We generated 353 closings with $91.9 million of corresponding home revenue in 2008.  The 123 decline in deliveries from 2007 is attributed to both the slowing market, as well as the wind-down of our Ft. Myers operation in mid-2007, where we are now closed out.  The cancellation rate of 35.8% in 2008 and 39.2% in 2007 also underscore the continuing difficulties experienced in this part of the country, leading to a 122 unit decline in our 2008 sales to 256 sold units as compared to 378 in 2007.  The impact of slowing sales and close out of Ft. Myers was also observable in our closing backlog of just 48 units with a value of $12.0 million at December 31, 2008, a 97 unit and $34.7 million decline from the prior year-end.  Florida has historically sold a portion of its homes to international investors.  With the collapse of the international credit markets in addition to our national recession, this Region is one of the states most affected by the current economic and financial downturn.

Fiscal 2007 Compared to Fiscal 2006

Companywide.  Home closing revenue decreased 32.2% to $2.3 billion in 2007, as compared or our Company record revenue of $3.4 billion in 2006.  The sharp decline in the homebuilding markets throughout late 2006 and 2007 translated to a 2,800 unit decrease in home closings and an 7.6% decrease in the average sales price in 2007 as compared to 2006.  Throughout 2007, the unrest in the market was evident through lower sales volume due to buyer uncertainty and an increase in the cancellation rate to 37.1% from 35.2% in 2006.  We decreased sales prices and increased incentives and discounts in order to find the local market niche.  These steady closings during 2007 were only partially offset with new sales, leading to the 44.2% or $530.1 million decrease in backlog at December 31, 2007 as compared to our ending balances of 3,685 units and $1.2 billion in backlog in the prior year.

The sharp contrast between the 2007 and 2006 results highlights the rapid decline in the homebuilding market experienced during late 2006, which continued throughout 2007.  Our 2006 results benefited from home sale contracts entered into during early 2006 and late 2005, the peak of this homebuilding cycle.

West. The deterioration of the homebuilding markets in 2007 was most evident in our West Region, which experienced a dramatic market correction from the peak of the market up-cycle in 2005.  The lower closing volume created downward pricing pressure and resulted in an increased use of incentives, translating to a decrease in average price per closing of 14.3% to $436,300 per home in 2007, as compared to $509,300 per home in 2006.  The average price decrease along with the 922 unit decrease in closings contributed to the $554.9 million decline in 2007 closing revenue to $510.1 million versus $1.1 billion in the prior year.  Tighter mortgage underwriting standards and low consumer confidence also impacted the sales for this Region in 2007, with cancellations reaching 33.7%, a contributing factor to the 197 fewer units sold in 2007 when compared to 2006.  The aggregate impact of these external market forces led to a $51.3 million decrease in our backlog at December 31, 2007 to $100.2 million from the prior year-end balance of $151.5 million.

Central. The Central Region’s declines in 2007 were primarily impacted by poor performance in Arizona, which experienced an oversupply of both new and existing available homes inventory.  The unwillingness of buyers to commit to a new home purchase was evident in the $534.8 million and 1,637 unit declines in home closings in the state and comprised the entire $469.2 home revenue decline in the Region for 2007 as compared to 2006. Although Texas also experienced some weakening in its sales volumes, since it did not participate as much in the rapid price appreciation and strong demand experienced in many other markets, its overall declines were moderate through 2007, which helped hold the Region’s sales units and dollars declines to 23.3% and 27.9%, with cancellation rates of 37.7% and 35.1% for 2007 versus 2006, respectively.  The steady closings in this region from prior year sales together with the slowing absorptions resulted in an ending backlog of 1,915 units with a value of $523.0 million at December 31, 2007, decreases of 39.4% and 44.8% from 2006.

East. During 2007, we began to wind down our Ft. Myers operations, which was the primary cause of the $86.1 million and 190 unit reduction in home closings in 2007 compared to 2006.  Our cancellation rate improved to 39.2% in 2007 compared to a record-high 62.1% in 2006, while our sales volumes increased 168 units to 378 home orders with a value of $99.4 million in 2007 from $65.1 million in 2006.  The improved sales performance in 2007 is attributable to both the higher community count in our Central Florida division as well as the somewhat improved sales results for Ft. Myers, which experienced negative full-year sales in 2006.  The wind-down of Ft. Myers negatively impacted our backlog at December 31, 2007, which was $46.7 million and 145 homes, 53.4% and 40.3% decreases from the prior year, respectively.

Other Operating Information

	Years Ended December 31,
	($ in thousands)
	2008	2007	2006
Home Closing Gross (Loss)/Profit (1)
West
Home closing gross (loss)/profit	$(66,217)	$(162,141)	$198,890
Percent of home closing revenue	(21.5)%	(31.8)%	18.7%

Central
Home closing gross profit	$81,440	$219,986	$486,780
Percent of home closing revenue	7.4%	13.2%	22.7%

East
Home closing gross (loss)/profit	$(9,943)	$(32,710)	$26,318
Percent of home closing revenue	(10.8)%	(21.4)%	11.0%

Total
Home closing gross profit	$5,280	$25,135	$711,988
Percent of home closing revenue	0.4%	1.1%	20.7%

(1)

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

Fiscal 2008 Compared to Fiscal 2007

Companywide.  Home closing gross margin declined to 0.4% for the year ended December 31, 2008 as compared to 1.1% for the year ended December 31, 2007.  This nominal decline is primarily due to declines in the average sales price of homes of 11.9% in 2008 as compared to 2007, which was partially offset by lower levels of impairments recorded in 2008 totaling $195.0 million versus $327.2 million in 2007.  Margins in 2008 also benefited from a lower basis for our inventory resulting from prior period impairments as discussed below.  Excluding current period impairments, gross margins were 13.3% and 15.1% for 2008 and 2007, respectively.  The decreases in gross margins excluding impairments are primarily the result of declines in average sales prices of home deliveries, partially offset by cost savings from re-negotiated construction contracts and a lower asset basis for homes closed from prior period impairments.  We provide gross margins excluding impairments – a non-GAAP term – as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.

As reflected in our lower average sales prices in our orders and backlog, the types of incentives we offer vary by market, community and model and may include discounts on home prices, free or discounted upgrades and options, and the payment of a portion of buyer closing costs.  These incentives, which impact sales prices, can be expected to have an adverse effect on our gross and net margins over the next several quarters.  However, as previously noted, we are scaling back on standard features offered in our base home models, designing smaller homes that are more efficiently constructed and re-bidding construction material and labor contracts, targeting a 20-25% reduction from peak construction costs of mid-to-late 2006.  These savings should allow us to offer more affordable homes and compete for a larger base of potential homebuyers, with a focus on the first-time and first-move-up demographics.

West.  Our West Region improved its home closing gross loss to a negative margin of (21.5)% for 2008 from a negative margin of (31.8)% in 2007.  These margins included impairments of $92.6 million in 2008 versus $197.9 million in the prior year.  Excluding these impairments, the gross margins for 2008 and 2007 were 8.6% and 7.0%, respectively.  The slight improvement in our pre-impairment gross margins is due to the lower basis in our homes from prior impairments, as well as the benefits realized from the cost reductions noted above, partially offset by the continued use of discounts and incentives as previously noted in the lower average closing prices for this Region.

Central.  The Central Region’s 7.4% home closing gross profit decreased 580 basis points as compared to 13.2% in 2007.  Despite these decreases, margins in this Region remained positive due to the relatively stronger market and lower levels of impairments recorded in Texas.  The 2008 decreases are mainly attributed to the decrease in pricing power in Arizona, resulting in increased incentives and discounts and the continuing real estate impairments in 2008, as compared to the prior year.  The Central Region’s home closing gross margins include $82.0 million of real estate-related impairments for 2008 compared to $77.0 million for 2007.

East.  This Region, like the West, experienced a home closing gross loss, with negative gross margins of (10.8)% for 2008 as compared to (21.4)% for the prior year.  The home closing gross losses are primarily due to decreasing average sales prices and $20.4 million of real estate-related impairments during 2008.  The impairment charges in the prior year were $52.3 million.  Excluding these impairments, gross margins would have been 11.4% for the Region for 2008 and 12.8% for 2007.

Fiscal 2007 Compared to Fiscal 2006

Companywide.  Home closing gross margin declined to 1.1% at December 31, 2007 as compared to 20.7% at December 31, 2006.  The decline is attributed to $327.2 million of 2007 impairments and, to a lesser degree, the 7.6% average close price decrease for the year ended December 31, 2007 as compared to December 31, 2006.  The 2006 impairments were $78.3 million.  Margins were also impacted by the shift of the companywide mix of closings from our West Region to the Central Region, which historically has experienced lower margins.  The gross margins excluding impairments for 2007 and 2006 were 15.1% and 22.9%, respectively.

West.  Our West Region experienced a significant drop in home closing gross profit to a gross loss of $162.1 million for 2007, due to real estate-related impairments and the continuing trends of lower average sales price driven by weak demand.  Gross profit was $198.9 million in 2006, a difference of $361.0 million.  The Region recorded $197.9 million and $36.9 million of impairments for 2007 and 2006, respectively, which impacted the home closing gross margins by (38.8)% and 3.4% in the same periods.  Excluding these impairments, gross margin would have been 7.0% and 22.1% for the years ended December 31, 2007 and 2006, respectively.

Central.  The Central Region experienced a 950 basis point decrease in gross profit percentage in 2007 to 13.2% as compared to 2006.  The decrease is attributed to both the decrease in pricing power in Arizona, as well as the shift in the Region’s mix to Texas closings, as Texas, which has historically had lower home gross margins, continues to become a more significant portion of the Region’s total sales and closings.  The Central Region also recorded $77.0 million of impairments and write-downs compared to $13.7 million in 2006.

East.  The East Region had home closing negative margin of (21.4%) during 2007.  The gross loss is due to both the inventory impairments recorded during 2007, as well as the weakened homebuilding market, particularly in Ft. Myers, where significant price concessions and sales incentives were utilized in order to remain competitive in the local market and begin to wind down operations.  Total impairments and write-downs aggregated to $52.3 million during 2007, 34.2% of the Region’s home closing revenue for the year.

	Years Ended December 31,
	($ in thousands)
	2008	2007	2006
Commissions and Other Sales Costs
Dollars	$136,860	$196,464	$216,341
Percent of home closing revenue	9.1%	8.4%	6.3%

General and Administrative Expenses
Dollars	$68,231	$106,161	$164,477
Percent of total closing revenue	4.5%	4.5%	4.8%

Goodwill and Intangible Asset Impairments
Dollars	$1,133	$130,490	$—

Interest Expense
Dollars	$23,653	$6,745	$—

Provision/(Benefit) for Income Taxes
Dollars	$15,969	$(167,631)	$138,655
Percent of (loss)/earnings before provision for income taxes	5.8%	(36.7)%	38.1%

Fiscal 2008 Compared to Fiscal 2007

Commissions and Other Sales Costs.  Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs.  As a percentage of home closing revenue, these costs increased to 9.1% for 2008 from 8.4% for 2007.  These increases primarily reflect additional costs incurred for intensified sales and marketing efforts across our markets combined with lower average prices obtained per home closing

General and Administrative Expenses.  General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative expenses decreased $37.9 million for 2008 versus 2007.  The decrease includes $10.2 million received from a successful legal settlement in the second quarter of 2008.  The 2007 balance includes a $10.9 million non-cash compensation charge related to a tender offer where we repurchased certain previously-issued stock options.  Although we continue to execute on our cost-cutting and streamlining strategy, particularly in headcount and salary expense reductions, the significant revenue decline resulted in our general and administrative expenses remaining steady as a percentage of home closing revenue.  Excluding these one-time charges, our general and administrative expenses were 5.1% and 4.1% of total revenue for 2008 and 2007, respectively.

Goodwill and Intangible Asset Impairments

During 2008, we fully impaired our remaining intangibles related to the 2005 acquisition of Greater Homes in Orlando.  The $1.1 million impairment is reported in our “Goodwill and Intangible Asset Impairments” line in our statement of operations.

In 2007, we wrote off $130.5 million of our goodwill and related intangible assets as a result of the weakened homebuilding market and accounting valuation techniques that incorporate the declining stockpiles in deriving the fair value of our reporting units.  These charges resulted in a complete write-down of all of our remaining goodwill.

Interest Expense.  Interest expense is comprised of interest incurred, but not capitalized, on our senior and senior subordinated notes, credit facility and other borrowings.  During 2008 and 2007, our non-capitalizable interest expense was

$23.7 million and $6.7 million, respectively.  Due to our concentrated efforts to reduce inventory and sell under-performing assets in 2008 and 2007, the balance of our inventory that is eligible for interest capitalization dropped below the corresponding volume of our debt, resulting in a charge of a large portion of our interest expense directly to our statements of operations.

Income Taxes.  Our overall effective tax rates were 5.8% for 2008, compared to a benefit of 36.7% for 2007.  The change in our tax rate during 2008 is primarily attributable to the recording of a full valuation allowance of $118.6 million against our deferred tax assets, which had the effect of significantly decreasing our effective tax rate.

Fiscal 2007 Compared to Fiscal 2006

Commissions and Other Sales Costs.  Commissions and other sales costs, such as advertising and sales office expenses, increased as a percent of home closing revenue to 8.4% in 2007 from 6.3% in 2006. This increase was primarily due to the weakened housing markets and lower revenue volume, which also resulted in the increased involvement of external real estate agents who are paid a higher commission than our internal sales force, and additional sales and marketing efforts targeted at improving our competitiveness in this challenging market.

General and Administrative Expenses.  General and administrative expenses decreased to 4.5% of total revenue in 2007 from 4.8% in 2006.  The decrease is primarily attributed to our concentrated efforts to control overhead expenses, a $58.3 million reduction in dollars of administrative expenses in 2007 as compared to 2006.  The reductions are mostly due to lower salaries and compensation expense resulting from decreases in employee head count and other cost-cutting measures.  Additionally, the 2007 balance includes a $10.9 million non-cash stock compensation charge related to a tender offer where we repurchased certain previously-issued stock options, and the 2006 balance includes $13.4 million of severance costs, primarily from the resignation of our former Co-CEO.

Goodwill and Intangible Asset Impairments

In 2007, we wrote off $130.5 million of our goodwill and related intangible assets as a result of the weakened homebuilding market and accounting valuation techniques that incorporate the declining stock prices in deriving the fair value of our reporting units.  These charges resulted in a complete write-down of all of our remaining goodwill.  We had no such impairments in 2006.

Interest Expense.  As discussed above, our level of inventory eligible for interest capitalization dropped below the balance of our debt late in 2007, resulting in an interest charge of $6.7 million to our 2007 statement of operations.  As our eligible inventory exceeded the associated debt in 2006, all interest was capitalized and there were no such respective charges.

Income Taxes.  Income taxes benefit was $167.6 million in 2007 compared to an expense of $138.7 million in 2006. As a percent of pre-tax earnings, taxes were 36.7% in 2007, down from 38.1% in 2006.  The decrease in the effective rate in 2007 is attributed to a decrease in the allowable tax deduction for domestic manufacturing, a reduction adjustment made to a prior year domestic manufacturing deduction due to the carry back of our current federal pretax loss, decreases in unrecognized tax benefits, and decreases in state tax benefits for the current year due to the valuation allowance against state deferred tax assets.

Liquidity and Capital Resources

Overview

Our principal uses of capital for 2008 and 2007 were operating expenses, home construction and the payment of various liabilities. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings.  In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred.  From a liquidity standpoint, we are currently experiencing the positive effects of the homebuilding cash flow cycle.  Over the last several quarters, our debt balances have decreased and our cash balances have increased as our community count declines.   As these older communities are closing out, our inventory volumes decrease and we are generating positive cash flow which is not offset by initial cash outflows for new subdivisions.

We exercise strict controls and believe we have a defined strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory development. We are also maintaining our long-standing position of being a built-to-order builder by minimizing unsold home construction, although we are targeting four-to-five spec homes per community to have sufficient on-hand inventory to accommodate any immediate move-in demands from first-time buyers or buyers who have recently sold their homes and are wanting a quick move-in.  Executing on our strategy of reducing inventory and curtailing spending on under-performing assets, we generated $199.8 million of positive operating cash flows in 2008 and ended the year with $205.9 million of cash and cash equivalents.  During 2008, we reduced our inventory by $408.6 million and generated an additional $82.8 million of net proceeds from the issuance of common stock in the second quarter.  We used our cash to fully pay down our $82.0 million Credit Facility balance from 2007 year-end and build our cash reserves.  As we have no bond maturities until 2014, we intend to continue to grow our cash balances with cash generated from operations over the next several quarters while, on a very limited basis, acquiring deeply discounted smaller finished-lot parcels that represent opportunities to begin immediate construction and generate acceptable margins.

While we believe we have adequate liquidity for 2009, if we continue to experience the declines in operational volumes that have worsened with the current economic recession they may cause us to use our cash reserves to support operations, and at some point we may not have sufficient cash or liquidity under our Credit Facility.  Additionally, if our financial condition deteriorates, we may continue to be challenged to meet our covenants and we may be required to further modify or eliminate the facility and assess the viability of other methods of raising equity and/or debt capital.  Our goal is to have adequate liquidity during the current market decline and emerge with enough resources to take advantage of opportunities when the market turnaround begins.  There can be no assurances, however, that if needed, we will be able to obtain such modifications or raise such capital on terms that are acceptable to us, or at all.

Unsecured Revolving Credit Facility

Our Credit Facility matures in May 2011.  In July 2008, we amended our Credit Facility to: (i) eliminate the individual quarterly interest coverage test, (ii) provide additional cushion by relaxing the minimum interest coverage, maximum leverage and tangible net worth covenants, (iii) reduce the borrowing capacity to $500 million from $800 million, (iv) increase the applicable interest rate by up to 100 basis points, (v) increase the unused commitment fee by 10 basis points depending on the Company’s leverage ratio (as defined in the Credit Agreement), (vi) modify the advance rates by 5% to 15% for various components and reduce the maximum amounts of certain types of real estate that may be owned at any given time, and (vii) modify various other terms.

We were in compliance with all covenants as of year-end.  The following tables identify certain key debt covenants as of December 31, 2008 under the amended Credit Facility:

When Interest Coverage is:	Maximum Leverage Ratio:
> 2.00x	< 2.15x
1.00x – 2.00x	< 1.75x
< 1.00x	< 1.50x

The table below shows the required Minimum Interest Coverage Ratio (as defined) as of the end of each quarter:

Quarter	Minimum Interest Coverage Ratio:
Q4 2008	0.50
Q1 2009	0.50
Q2 2009	0.50
Q3 2009	1.00
Q4 2009	1.00
Q1 2010	1.25
Q2 2010	1.50
Q3 2010	1.75
Thereafter	2.00

If we fail to comply with the Minimum Interest Coverage Ratio, we can alternatively comply with a minimum Adjusted Cash Flow Ratio or Liquidity requirement without breaching our Credit Agreement.  The Adjusted Cash Flow Ratio is defined as (i) GAAP cash flow from operations plus interest incurred to (ii) interest incurred.  The Adjusted Cash Flow Ratio requirement is 1.50 to 1.00.  If we fail to meet the minimum Interest Coverage Ratio and Adjusted Cash Flow requirements, we may alternatively comply with a minimum liquidity requirement of $125 million where the Interest Coverage Ratio is less than 1.00 to 1.00, or $50 million where the Interest Coverage Ratio is more than 1.00 to 1.00.  Liquidity is defined as unrestricted cash in excess of $5 million, less any borrowings outstanding under the Credit Facility, plus immediate availability under the Facility.

The following table summarizes key covenant thresholds pursuant to the Credit Facility, as amended by the Fourth Amendment in July 2008, and our compliance with such covenants as of December 31, 2008:

Financial Covenant		Covenant Requirement	Actual
		($ in millions)

Minimum Net Worth (1)	>	$373,004	$512,950
Leverage Ratio (2)	<	1.75	0.93
Interest Coverage Ratio	>	0.50	1.39
Borrowing Base Debt	<	$569,105	$298,986
Total Land Restriction	<	$716,188	$482,121
Raw Land Restriction	<	$102,590	$26,924
Unsold Units Restriction	<	1,747	768
Model Homes Restriction	<	563	201

(1)

Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $14.3 million as of December 31, 2008.

(2)	Repayment guarantees are included in the definition of Indebtedness for purposes of calculated the Leverage Ratio.

At December 31, 2008, there was no outstanding balance under the Credit Facility, and approximately $28.7 million was outstanding in letters of credit that collateralize our obligations under various land purchase, land development and other contracts.  In addition, we had approximately $150.1 million in surety and performance bonds outstanding at December 31, 2008, and after considering our most restrictive bank covenants and borrowing base limitations, we had an additional $270.1 million of our current bank facility available to borrow at that date.  The Credit Facility includes a commitment reduction provision that is triggered if our stockholders’ equity falls below $500 million.  In such an event, the total commitment is permanently reduced dollar-for-dollar by the amount stockholders’ equity falls below $500 million, up to a maximum commitment reduction of $100 million.

7.731% Senior Subordinated Notes

In February 2007, we completed a $150.0 million offering of 7.731% senior subordinated notes due 2017.  These notes were issued at par, and their associated proceeds were used to pay down our Credit Facility.  The covenants related to these senior subordinated notes are substantially similar to the covenants of our senior notes discussed below.

Subsequent to year-end, we exchanged 149,994 shares of our common stock for $4.3 million of our senior subordinated notes in a privately-negotiated transaction.  See additional discussion in Note 17.  Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K.

6.25% Senior Notes

In March 2005, we completed the private placement of $350.0 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to us of approximately $343.8 million. The indenture which governs the 6.25% senior notes contains covenants that are substantially similar to the covenants in the indenture that governs our existing 7.0% senior notes discussed below, except that, among other things, the indenture for the 6.25% senior notes:

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

•                  increases the amount of investments we can make in joint ventures in a permitted business with unaffiliated third parties to 30% of our consolidated tangible net worth (as defined in the indenture); and

•                  provides for a suspension of certain covenants if the 6.25% senior notes have “investment grade ratings,” as defined in the indenture, including covenants relating to change of control, limitations on additional indebtedness, limitations on the amount of dividends, redemptions of equity interest and certain limitations on investments and asset sales.

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

If we do not meet both the Fixed Charge Ratio and the Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth covenants as defined in our senior and senior subordinated indentures discussed below, we are generally prohibited from incurring additional indebtedness.  Our actual Fixed Charge Ratio and Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth as of December 31, 2008 were 1.4 to 1.0 and 1.3 to 1.0, respectively.

As of and for the year ended December 31, 2008, we were in compliance with the Credit Facility and senior and senior subordinated note covenants.  See Note 6 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for all outstanding balances on our senior and senior subordinated notes.

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

During 2008, we executed on our goal to reduce lots under control.  The success of this strategy is evidenced by our total ending lot position, with 15,802 lots under control at December 31, 2008 as compared to 26,115 at December 31, 2007.  At December 31, 2008, our total option and purchase contracts had purchase prices in the aggregate of approximately $641.0 million, on which we had made deposits of approximately $51.1 million in cash along with approximately $9.0 million in letters of credit.  During 2008, we also managed our lot takedowns, only acquiring approximately 4,200 lots for $177.4 million under our land option and purchase contracts as compared to approximately 7,300 lots for $519.9 million in 2007, decreases of 42.5% and 65.9%, respectively.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

Reference is made to Notes 1, 3, 4 and 15 in the accompanying Notes to consolidated financial statements included in this Annual Report on Form 10-K.  These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items.  In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Principal, senior and senior subordinated notes	$630,000	$—	$—	$—	$630,000
Interest, senior and senior subordinated notes	277,224	42,570	85,140	85,140	64,374
Operating lease obligations	33,914	8,817	13,313	10,033	1,751
Liabilities related to real estate not owned	4,833	893	3,940	—	—
FIN48 obligations including interest and penalties	2,913	2,913	—	—	—

Total (1)	$948,884	$55,193	$102,393	$95,173	$696,125

(1)	See Notes 3 and 15 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2008 or 2007.

Seasonality

We typically experience seasonal variations in our quarterly operating results and capital requirement.  Historically, we sell more homes in the first half of the fiscal year than in the second half, which results in increased working capital requirements in the second and third quarters as homes are constructed.  We typically benefit from the cash generated from home closings in the third and fourth quarters. We expect this seasonal pattern to continue, although it may be affected by the continuing downturn in the homebuilding industry.

Recent Accounting Standards

See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing revolving credit facility. The interest rate relative to this borrowing fluctuates with the Prime and LIBOR lending rates. At December 31, 2008, we had no outstanding balance drawn under our Credit Facility that would be subject to changes in interest rates. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2008 follows:

	December 31, 2008 For the Years Ended December 31,							Fair Value at December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008 (a)
	(dollars in millions)

Fixed rate	$—	—	—	—	—	$630.0	$630.0	$347.7	(a)
Average interest rate	—	—	—	—	—	6.76%	6.76%	n/a

(a)           Fair value of our fixed rate debt at December 31, 2008, is derived from quoted market prices by independent dealers.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages. Other required financial information is more fully described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meritage Homes Corporation

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 27, 2009

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)
Assets
Cash and cash equivalents	$205,923	$27,677
Income tax receivable	111,508	67,424
Other receivables	31,046	56,079
Real estate	859,305	1,267,879
Real estate not owned	5,762	13,629
Deposits on real estate under option or contract	51,658	87,191
Investments in unconsolidated entities	17,288	26,563
Property and equipment, net	22,692	30,973
Deferred tax asset, net	—	139,057
Intangibles, net	5,023	8,181
Prepaid expenses and other assets	16,044	23,728

Total assets	$1,326,249	$1,748,381

Liabilities
Accounts payable	$31,655	$59,680
Accrued liabilities	125,101	202,790
Home sale deposits	8,486	19,484
Liabilities related to real estate not owned	4,833	6,388
Loans payable and other borrowings	—	101,073
Senior and senior subordinated notes	628,968	628,802

Total liabilities	799,043	1,018,217

Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 38,588,536 and 34,144,924 shares at December 31, 2008 and 2007, respectively	386	341
Additional paid-in capital	436,739	347,796
Retained earnings	278,854	570,789
Treasury stock at cost 7,891,250 and 7,891,068 shares at December 31, 2008 and 2007, respectively	(188,773)	(188,762)

Total stockholders’ equity	527,206	730,164

Total liabilities and stockholders’ equity	$1,326,249	$1,748,381

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Home closing revenue	$1,505,117	$2,334,141	$3,444,286
Land closing revenue	17,951	9,453	17,034
Total closing revenue	1,523,068	2,343,594	3,461,320

Cost of home closings	(1,304,882)	(1,981,776)	(2,654,030)
Cost of land closings	(17,662)	(8,414)	(16,392)
Home impairments	(194,955)	(327,230)	(78,268)
Land impairments	(42,484)	(13,128)	—
Total cost of closings and impairments	(1,559,983)	(2,330,548)	(2,748,690)

Home closing gross profit	5,280	25,135	711,988
Land closing gross (loss)/profit	(42,195)	(12,089)	642
Total closing gross (loss)/profit	(36,915)	13,046	712,630

Commissions and other sales costs	(136,860)	(196,464)	(216,341)
General and administrative expenses	(68,231)	(106,161)	(164,477)
Goodwill and intangible asset impairments	(1,133)	(130,490)	—
(Loss)/earnings from unconsolidated entities, net	(17,038)	(40,229)	20,364
Interest expense	(23,653)	(6,745)	—
Other income, net	7,864	10,561	11,833

(Loss)/earnings before income taxes	(275,966)	(456,482)	364,009
(Provision)/benefit for income taxes	(15,969)	167,631	(138,655)

Net (loss)/earnings	$(291,935)	$(288,851)	$225,354

(Loss)/earnings per share:
Basic	$(9.95)	$(11.01)	$8.52
Diluted	$(9.95)	$(11.01)	$8.32

Weighted average number of shares:
Basic	29,330	26,225	26,448
Diluted	29,330	26,225	27,102

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2008, 2007 and 2006
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance at January 1, 2006	33,112	$331	$296,804	$637,248	$(83,378)	$851,005

Net earnings	—	—	—	225,354	—	225,354
Income tax benefit from stock option exercises	—	—	10,777	—	—	10,777
Exercise of stock options	923	9	13,526	—	—	13,535
Purchase of treasury stock	—	—	—	—	(105,384)	(105,384)
Stock option expense	—	—	11,545	—	—	11,545

Balance at December 31, 2006	34,035	340	332,652	862,602	(188,762)	1,006,832

Net loss	—	—	—	(288,851)	—	(288,851)
Income tax benefit from stock option exercises	—	—	445	—	—	445
Exercise of stock options	110	1	1,891	—	—	1,892
Stock option expense	—	—	8,966	—	—	8,966
Stock option tender offer, net	—	—	3,842	—	—	3,842
FIN 48 adoption – unrecognized tax benefits	—	—	—	(2,962)	—	(2,962)

Balance at December 31, 2007	34,145	$341	$347,796	$570,789	$(188,762)	$730,164

Net loss	—	—	—	(291,935)	—	(291,935)
Income tax deficiency from stock option exercises	—	—	(209)	—	—	(209)
Exercise of stock options	146	2	917	—	—	919
Purchase of treasury shares	—	—	—	—	(11)	(11)
Stock option expense	—	—	5,506	—	—	5,506
Issuance of common stock, net	4,298	43	82,729	—	—	82,772

Balance at December 31, 2008	38,589	$386	$436,739	$278,854	$(188,773)	$527,206

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net (loss)/earnings	$(291,935)	$(288,851)	$225,354
Adjustments to reconcile net (loss)/earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	15,669	17,818	23,729
Real estate-related impairments	237,439	340,358	78,268
Goodwill and tangible asset impairments	1,133	130,490	—
Increase/(decrease) in deferred taxes	20,494	(120,795)	(48,984)
Deferred tax asset valuation allowance	118,563	8,500	—
Stock-based compensation	5,506	8,966	11,545
Tender offer stock compensation expense	—	10,866	—
Excess income tax benefit from stock-based awards	—	(346)	(8,938)
Equity in losses/(earnings) of unconsolidated entities (includes $26.0 million of impairments to joint ventures in 2008)	17,038	40,229	(20,364)
Distributions of earnings from unconsolidated entities	10,049	15,929	17,126
Changes in assets and liabilities, net of effect of acquisitions:
Decrease (increase) in real estate	195,759	24,764	(182,391)
Decrease (increase) in deposits on real estate under option or contract	15,645	17,048	(19,785)
(Increase) in receivables and prepaid expenses and other assets	(16,296)	(63,106)	(7,569)
(Decrease) in accounts payable and accrued liabilities	(118,237)	(139,945)	(55,678)
(Decrease) in home sale deposits	(10,998)	(22,538)	(34,277)
Net cash provided by/(used in) by operating activities	199,829	(20,613)	(21,964)

Cash flows from investing activities:
Investments in unconsolidated entities	(16,666)	(28,624)	(51,909)
Distributions of capital from unconsolidated entities	2,323	31,475	18,959
Purchases of property and equipment	(9,693)	(13,349)	(25,850)
Proceeds from sales of property and equipment	773	821	1,080
Net cash used in investing activities	(23,263)	(9,677)	(57,720)

Cash flows from financing activities:
Net (repayments)/borrowings under Credit Facility	(82,000)	(144,500)	153,900
Proceeds from loans payable and other borrowings	—	—	847
Proceeds from issuance of senior and senior subordinated notes	—	150,000	—
Debt issuance costs	—	(5,428)	—
Proceeds from issuance of common stock, net of transaction fees	82,772	—	—
Purchase of treasury stock	(11)	—	(105,384)
Payments for stock option tender offer	—	(1,053)	—
Payments for repurchase of senior notes	—	—	(1,254)
Excess income tax benefit from stock-based awards	—	346	8,938
Proceeds from stock option exercises	919	1,892	13,535
Net cash provided by financing activities	1,680	1,257	70,582

Net increase/(decrease) in cash and cash equivalents	178,246	(29,033)	(9,102)
Cash and cash equivalents, beginning of year	27,677	56,710	65,812
Cash and cash equivalents, end of year	$205,923	$27,677	$56,710

See Supplemental Disclosure of Cash Flow Information at Note 12.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes. At December 31, 2008, we were actively selling homes in 178 communities, with base prices ranging from approximately $95,900 to $967,000.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications related to our deferred tax asset valuation allowance have been made to the prior years’ consolidated statements of cash flows in order to conform to current year presentation.

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $17.3 million and $9.6 million are included in cash and cash equivalents at December 31, 2008 and 2007, respectively.  Included in our balance as of December 31, 2008 is $169.8 million of money market funds that are invested in short term (90 days or less) government securities.  Under the guidance of SFAS No. 157 discussed below, this investment has observable quoted prices in active markets for identical assets and therefore is valued with “Level 1”-type inputs.

Income Tax Receivable.  Our income tax receivable was $111.5 million and $67.4 million at December 31, 2008 and 2007, respectively, and primarily represents the funds expected to be collected in the form of federal tax refunds within one year.

Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any.  Land and development costs are typically allocated and transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community or phase are allocated on a relative value basis to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary based on the size of the community, the sales absorption rate and whether the land purchased was raw or finished lots.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving finished lot purchases may be significantly shorter.

In accordance with SFAS No. 144, all of our land inventory and related real estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles. If an asset is deemed not recoverable, SFAS No. 144 requires impairment charges to be recorded if the fair value of an asset is less than its carrying amount.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually.  For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value.

Existing and continuing communities.   When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell or that are in the preliminary development stage and product types have not yet been finalized.  Impairments are charged to cost of home closing in the period during which it is determined that the fair value is less than the assets’ carrying amount.  If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16%.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Community-level factors that may impact our key estimates include:

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

These local circumstances may significantly impact our assumptions and the resulting computation of fair value. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived master planned community.  The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities.  Impairments are allocated on a straight-line basis to all lots within a project.

Option deposits and pre-acquisition costs.  We also evaluate assets associated with future communities for impairments on a quarterly basis.  Using similar techniques described in the existing and continuing communities section above, we determine if the contribution margins to be generated by our future communities are acceptable to us.  If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required.  In cases where we decide to abandon the project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  We may also elect to continue with a project because it has positive cash flows, even though it may not be generating an accounting profit, or due to other strategic factors.  In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.  Refer to Note 2 of these consolidated financial statements for further information regarding our impairments.

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are recorded as a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable.  The review of the likelihood of the acquisition of contracted lots is completed in conjunction with the real estate impairment analysis noted above.

Property and Equipment, net. Gross property and equipment at December 31, 2008 and 2007 consists of approximately $32.8 million and $34.0 million, respectively, of computer and office equipment and approximately $35.6 million and $46.1 million, respectively, of model home furnishings. Accumulated depreciation related to these assets amounted to approximately $45.7 million and $49.1 million at December 31, 2008 and 2007, respectively.

Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repair costs are expensed as incurred.

Deferred Costs. At December 31, 2008 and 2007, deferred costs representing debt issuance costs totaled approximately $5.4 million and $6.3 million, net of accumulated amortization of approximately $2.4 million and $1.6 million, respectively, and are included on our consolidated balance sheets within prepaid expenses and other assets. The costs are primarily amortized using the straight line method which approximates the effective interest method.

Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in (loss)/earnings from unconsolidated entities, net. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence.  See Note 4 for further discussion.

Accrued Liabilities. Accrued liabilities at December 31, 2008 and 2007 consisted of the following (in thousands):

	At December 31,
	2008	2007
Accruals related to real estate development and construction activities	$35,494	$91,607
Payroll and other benefits	13,702	29,604
Accrued taxes	2,913	2,962
Warranty reserves	28,891	36,633
Other accruals	44,101	41,984
Total	$125,101	$202,790

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

Income Taxes.  We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, whether we are in a cumulative loss position, projected future taxable income, tax planning strategies and recent financial operations. We evaluate our cumulative loss position over a four-year period, based on the current and prior three years.  If we determine that we will not be able to realize our deferred income tax assets in the future, we make an adjustment to the valuation allowance, which increases the provision for income taxes.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations.  Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Advertising Costs. The Company expenses advertising costs as they are incurred. Advertising expense was approximately $15.0 million, $31.3 million and $35.6 million in fiscal 2008, 2007 and 2006, respectively.

(Loss)/Earnings Per Share. We compute basic (loss)/earnings per share by dividing net (loss)/earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  In periods of net losses, no dilution is computed.

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

Goodwill. Analysis of the potential impairment of goodwill requires a two-step process, as stated in SFAS No. 142, Goodwill and Other Intangible Assets.  During 2007, we estimated the fair value of our reporting units based on a discounted projection of future cash flows, supported with a market based valuation of our company as a whole, and concluded that an impairment loss was probable and could be reasonably estimated for our reporting units.  Based on these results, our goodwill balance of $129.4 million was impaired, resulting in a full write-down of all of our remaining goodwill in 2007.  There were no such impairments in 2006 or 2008.  See Note 7 for additional information.

Off-Balance-Sheet Arrangements — Joint Ventures.  We participate in six active homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  We also enter into mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  See Note 4 for additional information.

Off-Balance-Sheet Arrangements — Other.  We acquire finished lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  See Note 3 for further discussion.

We obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event the letter of credit or bonds are drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At December 31, 2008, we had approximately $7.8 million in outstanding letters of credit and $147.7 million in performance bonds for such purposes, of which $49.6 million is our remaining cost to complete.  We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Fair Value of Financial Instruments. We determine fair value of financial instruments as required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments.  The value of our fixed-rate debt is derived from quoted market prices by independent dealers.

The estimated fair value of our 7.0% senior notes at December 31, 2008 and 2007 was $78.7 and $95.6 million, respectively. The aggregate principal amount of these notes at December 31, 2008 and 2007 was $130.0 million.

The estimated fair value of our 6.25% senior notes at December 31, 2008 and 2007 was $197.8 million and $245.0 million, respectively. The aggregate principal amount of these notes at December 31, 2008 and 2007 was $350.0 million.

The estimated fair value of our 7.731% senior subordinated notes at December 31, 2008 and 2007 was $71.2 million and $90.0 million, respectively.  The aggregate principal amount of these notes at December 31, 2008 and 2007 was $150.0 million.

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our short-term financial instruments to approximate fair value.

Warranty.  We have certain obligations related to post-construction warranties and defects related to homes closed. With the assistance of an actuary, we have estimated these reserves based on the number of home closings and historical data and trends with respect to similar product types and geographical areas. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available.  A summary of changes in our warranty reserve follows (in thousands):

	Years Ended December 31,
	2008	2007

Warranty reserve, beginning of year	$36,633	$28,437
Additions to reserve	10,915	22,768
Warranty claims and other adjustments	(18,657)	(14,572)
Warranty reserve, end of year	$28,891	$36,633

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

Recently Issued Accounting Pronouncements. In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States.  This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS No. 162 to have a material impact on our financial condition, results of operations, and disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  This standard revises the presentation of and requires additional disclosures to an entity’s derivative instruments, including how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (“SFAS No. 160”).  This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, January 1, 2009 for us, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.  We do not expect it to have a material impact on our consolidated results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”).  SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS No. 141(R) are effective for us for any business combinations occurring on or after January 1, 2009, and the adoption is not expected to have a material impact to our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued a staff position delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008.  We do not believe SFAS No. 157 has a material effect on our consolidated financial statements; however, it will result in additional disclosures.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-06, Equity Method Investment Accounting Considerations (“EITF No. 08-06”).  EITF 08-06 provides clarification and guidance regarding initial measurement, decreases in value and changes in ownership and influence of equity-method investments and their correlation to the recently-issued SFAS No. 160 and SFAS No. 141R.  The guidance is effective for fiscal years beginning after December 15, 2008.  We do not believe the adoption of EITF 08-06 will have a material impact on our financial position or results of operations.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, to require additional disclosures about transfers of financial assets.  The FSP also amended FASB Interpretation No. 46(R), to provide additional disclosures about entities’ involvement with variable interest entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  The FSP’s scope is limited to disclosure only and did not have an impact on our consolidated financial position or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, which provides additional guidance regarding the determination of fair value under SFAS No. 157 in inactive markets.  FSP No. FAS 157-3 became effective upon issuance.  The adoption of FSP No. FAS 157-3 did not have a material impact on our consolidated financial statements.

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate at December 31 consists of the following (in thousands):

	2008	2007
Homes under contract under construction (1)	$170,347	$327,416
Finished home sites and home sites under development	455,048	596,752
Unsold homes, completed and under construction	158,378	236,099
Model homes	48,608	61,172
Model home lease program	—	19,073
Land held for development or sale	26,924	27,367
	$859,305	$1,267,879

(1)  Also includes the allocated land and land development costs associated with each lot for these homes.

As previously noted, in accordance with SFAS No. 144, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  Due to the current environment, we evaluate all of our real estate assets for impairment on a quarterly basis.  If an asset is deemed not recoverable, SFAS No. 144 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Terminated option/purchase contracts:
West	$42,985	$63,550	$18,494
Central	28,481	36,994	10,714
East	2,668	31,080	25,390
Total	$74,134	$131,624	$54,598

Real estate inventory impairments (1):
West	$49,581	$134,383	$18,382
Central	53,518	40,052	2,967
East	17,722	21,171	2,321
Total	$120,821	$195,606	$23,670

Impairments of joint venture investments:
West	$2,768	$12,590	$—
Central	18,862	42,484	—
East	4,371	2,866	—
Total	$26,001	$57,940	$—

Impairments of land held for sale:
West	$17,900	$7,574	$—
Central	23,642	5,554	—
East	942	—	—
Total	$42,484	$13,128	$—

Total impairments:
West	$113,234	$218,097	$36,876
Central	124,503	125,084	13,681
East	25,703	55,117	27,711
Total	$263,440	$398,298	$78,268

(1)          Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Individual home impairments:
West	$32,366	$33,623	$—
Central	29,901	8,418	—
East	12,102	11,558	—
Total	$74,369	$53,599	$—

The tables below reflect the number of communities with real estate inventory impairments for the years ended December 31, 2008 and 2007, excluding home-specific impairments (as noted above) and the fair value of these communities as of December 31, 2008, 2007 and 2006 (dollars in thousands):

	Year Ended December 31, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	22	$17,215	$99,028
Central	47	23,617	88,027
East	11	5,620	20,799
Total	80	$46,452	$207,854

	Year Ended December 31, 2007
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	33	$100,760	$285,596
Central	22	31,634	107,375
East	10	9,613	43,800
Total	65	$142,007	$436,771

	Year Ended December 31, 2006
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	8	$18,382	$62,361
Central	5	2,967	27,991
East	1	2,321	27,830
Total	14	$23,670	$118,182

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. Certain information regarding interest follows (in thousands):

	Years Ended December 31,
	2008	2007
Capitalized interest, beginning of year	$41,396	$33,016
Interest incurred	49,259	62,176
Interest expensed	(23,653)	(6,745)
Amortization to cost of home, land closings and impairments	(37,223)	(47,051)
Capitalized interest, end of year	$29,779	$41,396

At December 31, 2008 and 2007, approximately $1.3 million of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets.

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

Based on the provisions of FIN 46R, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a variable interest entity, or VIE, may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.”  The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.

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

The table below presents a summary of our lots under option at December 31, 2008 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash		Letters of Credit
Option contracts recorded on balance sheet as real estate not owned (1)(2)	308	$5,762	$929		$—

Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	5,559	535,997	21,981		8,493
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	1,185	99,243	28,214		505
Total committed (on and off balance sheet)	7,052	641,002	51,124		8,998
Option contracts not recorded on balance sheet — non-refundable, uncommitted (1)(3)	300	5,633	163		—
Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (4)	172	9,098	1,300		—
Total uncommitted	472	14,731	1,463		—
Total lots under option or contract	7,524	655,733	52,587		8,998

Total option contracts not recorded on balance sheet	7,216	$649,971	$51,658	(5)	$8,998

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

(5)               Amount is reflected in our balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2008.

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

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the normal course of business, we enter into homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.  As of December 31, 2008, we had less than ten active land ventures.

We also participate in mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities and they originate and provide services to both our clients and other homebuyers. The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to us or our joint ventures. Our investments in mortgage and title joint ventures as of December 31, 2008 and December 31, 2007 were $1.4 million and $1.1 million, respectively.

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

Repayment Guarantees.  We and/or our joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  If such a guarantee were ever to be called, the actual payment due would generally be computed as only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt.  At December 31, 2008, our share of these limited pro rata repayment guarantees was approximately $8.5 million, of which $7.0 million is a “bad boy” guaranty in nature (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger the guarantee without our consent, we have classified it as a repayment guaranty.

“Bad Boy” Guarantees.  In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees).  These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and to us, and therefore are unlikely to occur; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so.  At December 31, 2008, we had outstanding guarantees of this type totaling approximately $72.5 million.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees or indebtedness under our Credit Facility or senior and senior subordinated indentures.

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

Surety Bonds.  We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments.  These surety indemnity arrangements are generally joint and several obligations with our joint venture partners.  Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met.  As of December 31, 2008, we had approximately $2.4 million of surety bonds outstanding subject to these indemnity arrangements, of which only $0.5 million of work remains to be completed.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries.  In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners.  In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated.  In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage.  In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several.  We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated.  As of December 31, 2008, we did not have any such reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows:

	At December 31,
	2008	2007
	(in thousands)
Assets:
Cash	$6,817	$11,494
Real estate	528,433	648,972
Other assets	11,356	29,664
Total assets	$546,606	$690,130

Liabilities and equity:
Accounts payable and other liabilities	$11,166	$24,280
Notes and mortgages payable	381,228	472,538
Equity of:
Meritage (1)	47,871	59,990
Other	106,341	133,322
Total liabilities and equity	$546,606	$690,130

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Revenue	$38,348	$143,412	$100,322
Costs and expenses	(26,015)	(111,853)	(51,717)
Net earnings of unconsolidated entities	$12,333	$31,559	$48,605
Meritage’s share of pre-tax earnings (2)(3)	$8,810	$17,793	$21,170

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

(2)             The joint venture financial statements above represent the most recent information available to us.  For joint ventures where we have impaired our investment, the joint venture partners have not reached a consensus or finalized the writedown amount and, therefore, the financial statements of the ventures do not yet reflect any real estate charges.  We believe, in these cases, that the fair value of the venture’s assets may be less than the related debt.  For the years ended December 31, 2008 and 2007, we performed an independent analysis and recorded $26.0 million and $57.9 million, respectively, of impairments related to our joint venture investments.  There were no such impairments in 2006.  As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials.  See Note 1 “Real Estate” for detail of our joint venture-related impairments.

(3)             Our share of pre-tax earnings is recorded in “(Loss)/earnings from unconsolidated entities, net” on our consolidated statements of operations.  Our share of pre-tax earnings excludes joint venture earnings related to lots we purchased from the joint ventures.  Those earnings are deferred until homes are delivered by us and title passes to a homebuyer.

In addition to the $26.0 million and $57.9 million of impairments recorded in 2008 and 2007, respectively, at December 31, 2008 and 2007, our investments in unconsolidated entities includes $0.9 million and $2.3 million related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We amortized approximately $0.2, $0.8 and $0.8 in 2008, 2007 and 2006, respectively.

Of the balances reflected in the joint venture table above, approximately $396.3 million and $303.5 million of assets and liabilities, respectively, relate to our single largest joint venture, in which we are a 20% member.  Our investment in this venture has been fully impaired, and we have also fully reserved for our only other obligation related to this venture, our interest payments secured by a letter of credit.  The debt of this joint venture is non-recourse to us and is in compliance with all covenants and loan agreements.  This venture comprises $60.6 million of our “bad boy” guarantees.

Of the remaining joint venture assets and liabilities, $52.4 million and $36.4 million, respectively, relate to two joint ventures in which we have interests ranging from 20% - 50%.  Of our “bad boy” debt guarantees, $11.9 million relate to one of these ventures.  These ventures own assets in difficult markets and are currently in default of their debt agreements.  Although we and our joint venture partners continue to work with the respective lenders to renegotiate the debt or reach other satisfactory alternatives, as all debt for these ventures is non-recourse to the partners and all investments have been fully impaired, at this time we believe there is limited or no further exposure to us from these investments.

The other venture assets and liabilities noted in the table above primarily represent our other active land ventures and financial ventures and various inactive ventures in which we have a total investment of $16.4 million.  The debt of these ventures is in compliance with their respective agreements, and except for $1.5 million of our limited repayment guarantees, the debt is non-recourse to us.  These ventures have no “bad boy” guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  Our ownership percentage in these ventures is between 3% - 4%.  Both ventures have been notified of default events on their debt, and one has since dispossessed of its assets in a trustee sale and, accordingly, its debt was extinguished.

The lender group of both ventures filed suits against the respective joint venture and/or their members alleging liability under the completion guarantees executed severally by each of the members and their parent company, including Meritage.  We dispute the allegations contained in the lawsuits and intent to vigorously defend our position that no amounts are due under the completion guarantees.  We continue to believe that the debt obligations of the remaining venture with land holdings is non-recourse to the partners, and no events have occurred that would trigger the guarantees.  We have fully impaired our investment in the joint venture that has lost its property to foreclosure and have a balance of $0.9 million and $1.7 million of investment balance in the other venture at December 31, 2008 and 2007, respectively.  The one joint venture which still has land holdings and corresponding debt, has a $7.0 million “bad boy” guaranty that could be triggered upon events beyond our control and, accordingly, is reported as a limited repayment guaranty.

At December 31, 2008, our total investment in unconsolidated joint ventures of $17.3 million is primarily comprised of $15.9 million in our Central Region and $1.1 million in our West Region.  At December 31, 2007, our total investment in unconsolidated joint ventures of $26.6 million was primarily comprised of $21.6 million in our Central Region and $4.1 million in our West Region.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS

Loans payable at December 31 consist of the following (in thousands):

	2008	2007
$500 million unsecured revolving credit facility (“Credit Facility”) maturing May 2011 with extension provisions, with interest payable monthly approximating LIBOR (approximately 0.45% at December 31, 2008) plus 2.25% or Prime (3.25% at December 31, 2008).	$—	$82,000

Model home lease program, with interest in the form of lease payments payable monthly approximating 7.53% at December 31, 2007	—	19,073

Total loans payable and other borrowings	$—	$101,073

Our Credit Facility matures in May 2011.  In July 2008, we amended our Credit Facility to: (i) eliminate the individual quarterly interest coverage test, (ii) provide additional cushion by relaxing the minimum interest coverage, maximum leverage and tangible net worth covenants, (iii) reduce the borrowing capacity to $500 million from $800 million, (iv) increase the applicable interest rate by up to 100 basis points, (v) increase the unused commitment fee by 10 basis points depending on the Company’s leverage ratio (as defined in the Credit Agreement), (vi) modify the advance rates by 5% to 15% for various components and reduce the maximum amounts of certain types of real estate that may be owned at any given time, and (vii) modify various other terms.

NOTE 6 — SENIOR AND SENIOR SUBORDINATED NOTES

Senior notes at December 31 consist of the following (in thousands):

	2008	2007
7.731% senior subordinated notes due 2017	$150,000	$150,000
6.25% senior notes due 2015. At December 31, 2008 and 2007, there was approximately $1.1 and $1.3 million in unamortized discount, respectively	348,921	348,746
7.0% senior notes due 2014. At December 31, 2008 and 2007, there was approximately $47 and $56 in unamortized premium, respectively	130,047	130,056
	$628,968	$628,802

Our Credit Facility and indentures for our senior and senior subordinated notes contain covenants which require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the year ended December 31, 2008, we were in compliance with these covenants. After considering our most restrictive bank covenants, our borrowing availability under the bank credit facility was approximately $270.1 million at December 31, 2008 as determined by borrowing base limitations defined by our Credit Facility agreement.

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

Scheduled principal maturities of loans payable, other borrowings and senior and subordinated notes as of December 31, 2008 follow (in thousands):

Year Ended December 31,
2009	$—
2010	—
2011	—
2012	—
2013	—
Thereafter	630,000
$630,000

NOTE 7 – ACQUISITIONS AND GOODWILL

Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The purchase prices were allocated based on estimated fair value of the assets and liabilities assumed at the date of the acquisition. During 2007, in connection with a review of the potential impairment of our goodwill, all of the goodwill related to our prior acquisitions was determined to be fully impaired and was written down (see table below).  There were no such impairments in 2006 or 2008.

The changes in the carrying amount of goodwill for the year ended December 31, 2007 were as follows (in thousands):

	Corporate	West	Central	East	Total
Balance at January 1, 2007	$1,323	$37,277	$53,970	$37,089	$129,659
Goodwill impairment	(1,323)	(37,189)	(53,916)	(36,996)	(129,424)
Non-cash amortization of excess tax basis	—	(88)	(54)	(93)	(235)
Balance at December 31, 2007	$—	$—	$—	$—	$—

NOTE 8 – STOCKHOLDERS’ EQUITY

On April 23, 2008, we completed a public offering of 4,000,000 shares of our common stock at $20.50 per share.  We had also granted our underwriters an option to purchase up to an additional 600,000 shares within a 30-day period to cover over allotments, of which 297,544 were exercised on April 25, 2008.  We will use the proceeds received from this offering for working capital and other general corporate purposes.  The net proceeds from this offering were $82.8 million.

NOTE 9 – (LOSS)/EARNINGS PER SHARE

Basic and diluted (loss)/earnings per share for the years ended December 31, 2008, 2007 and 2006 were calculated as follows (in thousands, except per share amounts):

	2008	2007	2006

Basic weighted average number of shares outstanding	29,330	26,225	26,448

Effect of dilutive securities:
Options to acquire common stock (1)	—	—	654
Diluted average shares outstanding	29,330	26,225	27,102

Net (loss)/earnings	$(291,935)	$(288,851)	$225,354

Basic (loss)/earnings per share	$(9.95)	$(11.01)	$8.52

Diluted (loss)/earnings per share (1)	$(9.95)	$(11.01)	$8.32

Antidilutive stock options not included in the calculation of diluted earnings per share	2,155	2,419	657

(1)               For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 10 – INCENTIVE AWARDS AND RETIREMENT PLAN

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

We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and has been amended from time to time (the “1997 Plan”), and the 2006 Stock Incentive Plan that was adopted in 2006 and has also been amended from time to time (the “2006 Plan” and together with the 1997 Plan, the “Plans”).  The Plans, which were approved by our stockholders, are administered by our Board of Directors.  The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,500,000 shares of common stock, of which 1,502,893 shares remain available for grant at December 31, 2008.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, and generally have a five-year ratable vesting period and a seven-year contractual term.

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

	2008	2007	2006
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.03%	3.97%	5.01%
Expected volatility	56.05%	47.17%	46.26%
Expected life (in years)	4	4	5
Weighted average fair value of options	$8.01	$11.82	$24.28

Summary of Stock Option Activity:

	Year Ended December 31, 2008
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)

Options outstanding at beginning of year:	2,253,155	$24.71
Granted	379,376	$16.68
Exercised	(118,194)	$7.77
Cancelled	(496,810)	$24.80
Outstanding at end of year	2,017,527	$24.16	4.45	$41.1

Vested and expected to vest at end of year	1,445,079	$24.16	3.98	$23.4

Exercisable at end of year	805,968	$24.63	2.63	$0.0

Price range of options exercised	$3.59 - $19.30

Price range of options outstanding	$8.06 - $45.21

Total shares reserved for existing or future grants at end of year	3,658,252

	Years Ended December 31,
	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of year:	1,923,054	$38.51	2,799,282	$27.90
Granted	1,644,291	$27.85	662,000	$52.70
Exercised	(109,840)	$17.22	(922,726)	$14.67
Cancelled	(1,204,350)	$51.71	(615,502)	$41.26
Outstanding at end of year	2,253,155	$24.71	1,923,054	$38.51

Exercisable at end of year	635,864	$20.92	676,854	$25.07

Price range of options exercised	$7.22 - $33.55		$1.41-$55.92

Price range of options outstanding	$3.59 - $45.21		$3.59 -$81.96

Total shares reserved for existing or future grants at end of year	2,891,081		2,965,755

Summary of Nonvested (Restricted)  Shares Activity:

	Years Ended December 31,
	2008		2007		2006
Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of year	166,276	$44.50	73,443	$46.78	—	$—
Granted	—	$—	96,333	42.70	93,886	$48.54
Vested	(28,444)	$42.82	—	—	—	—
Cancelled	—	—	$(3,500)	$42.70	(20,443)	$54.87
Nonvested at end of year	137,832	$44.93	166,276	$44.50	73,443	$46.78

Stock options Outstanding at December 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.06 - $15.40	207,786	5.80	$13.57	19,600	$14.89
$15.98 - $15.98	620,764	5.93	$15.98	135,943	$15.98
$16.00 - $19.90	472,050	2.64	$18.36	317,860	$17.62
$21.10 - $42.82	695,527	4.00	$37.93	315,765	$34.96
$44.29 - $45.21	21,400	2.86	$44.31	16,800	$44.32

	2,017,527			805,968

The total intrinsic value of option exercises for the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $1.8 million and $35.2 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

In 2007, we completed a tender offer to purchase, for a one-time cash payment of $1.50 per option, all stock options granted to employees and directors between January 1, 2005 and December 31, 2006 with a strike price in excess of $45.00.  A total of 665,000 options were eligible for repurchase.  All 665,000 options tendered for an aggregate cash payment of $997,500.  In connection with the repurchase, approximately $10.9 million of non-cash stock-based compensation charges were recorded in the fourth quarter to reflect the accelerated vesting of the cancelled options, as required by accounting standards generally accepted in the United States.

As of December 31, 2008, we had $9.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods.  That cost is expected to be recognized over a weighted-average period of 3.48 years.  For the year ended December 31, 2008, our total stock-based compensation expense was $5.5 million ($3.8 million net of tax), and was $0.13 per basic and diluted share.   For the year ended December 31, 2007, our total stock-based compensation expense was $19.8 million ($14.0 million net of tax) and was $0.53 per basic and diluted share.  The 2007 compensation included $10.9 million of non-cash stock-based compensation charges from the 2007 tender offer, as discussed.  For 2006, our total stock-based compensation was $11.5 million ($8.5 million net of tax) with an impact of $0.32 and $0.31 per basic and diluted share, respectively.

Cash received from option exercises under the Plans for the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $1.9 million and $13.5 million, respectively.  The actual tax (deficiency)/benefit realized from option exercises totaled $(0.2) million, $0.4 million and $10.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

401(k) Retirement Plan

We have a 401(k) plan for all full-time Meritage employees who have been with the Company for a period of six months or more. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $1.1 million, $1.6 million and $2.0 million for the years ended 2008, 2007 and 2006, respectively.

NOTE 11 – INCOME TAXES

Components of income tax expense (benefit) follow (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current taxes:
Federal	$(123,138)	$(57,193)	$165,274
State	50	500	22,365
	(123,088)	(56,693)	187,639
Deferred taxes:
Federal	123,703	(103,294)	(44,870)
State	15,354	(7,644)	(4,114)
	139,057	(110,938)	(48,984)

Total	$15,969	$(167,631)	$138,655

Income taxes differ for the years ended December 31, 2008, 2007 and 2006, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Expected taxes at current federal statutory income tax rate	$(96,588)	$(159,769)	$127,403
State income taxes, net of federal tax benefit	9,859	(4,644)	11,863
Change in federal valuation allowance	102,379	—	—
Non-deductible costs and other	319	(3,218)	(611)
Income tax (benefit)/expense	$15,969	$(167,631)	$138,655

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences at December 31 (in thousands):

	2008	2007
Deferred tax assets:
Real estate	$79,488	$96,579
Goodwill	20,655	25,323
Warranty reserve	11,028	12,857
Wages payable	979	4,056
Reserves and allowances	1,530	2,214
Deferred revenue	1,221	1,684
Equity-based compensation	2,089	834
Accrued expenses	2,204	1,287
State net operating loss carry-forwards	15,271	6,587
Other	631	62
Total deferred tax assets	135,096	151,483
Valuation Allowance	(127,063)	(8,500)
Total deferred tax assets net of valuation allowance	8,033	142,983

Deferred tax liabilities:
State Franchise Taxes	1,533	2,235
Intangibles	433	712
Prepaids	590	886
Fixed assets	1,392	34
Other	4,085	59
Total deferred tax liabilities	8,033	3,926

Net deferred tax asset	$—	$139,057

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31 (in thousands):

	2008	2007
Beginning of year	$5,793	$19,163
Increase (penalties and interest)	300	300
Decreases in beginning tax positions	(3,180)	(13,670)

End of year	$2,913	$5,793

Our unrecognized tax benefits were $2.9 million and $5.8 million at December 31, 2008 and 2007, respectively, and include interest and penalties related to uncertain tax positions.  The decrease in uncertain tax positions of $3.2 million in 2008 was attributable to the expiration of the statue of limitations on tax benefits related to the deduction of executive compensation for the tax year 2004.  The total amount of interest and penalties on uncertain tax positions included in income tax expense for the year ended December 31, 2008, was $0.3 million of interest accrued on continuing positions. The cumulative amount of interest and penalties accrued on continuing uncertain tax positions was $0.6 million at December 31, 2008. We currently have approximately $2.3 million in unrecognized tax benefits related to the deduction of executive compensation that will be affected by expiring statutes of limitations within the next twelve months.  The total amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would impact the effective tax rate is $2.3 million.

We conduct business and are subject to tax in the U.S. and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2004.  Our U.S. income tax return for one of our wholly-owned Texas limited partnership entities for 2004 has been examined by the Internal Revenue Service (“IRS”).  The examination was completed in the first quarter of 2008, and there were no material changes to report.  The IRS has commenced the audit of our consolidated U.S. tax return and refund claim for 2007.  The audit is in the early stages and there are no adjustments to report at this time.

At December 31, 2008, we expected $15.3 million in state tax operating loss carryforwards based on the current year pretax loss.  The state operating loss carryforwards will begin to expire in 2012.

The American Jobs Creation Act of 2004 provides a tax deduction on qualified domestic production activities under Internal Revenue Code Section 199.  The deduction is limited to a percentage of our taxable income after any loss carrybacks or carryforwards. The tax benefit resulting from this deduction is reflected in the effective tax rate analysis for the year ended December 31, 2006.  We did not recognize any benefit for the years ended December 31, 2008 or 2007 as a result of our pretax loss.  In 2008 and 2007, adjustments for this item on our prior carryback claims reduced the current federal income tax benefit due to the elimination of the reduction in 2005 and 2006 taxable income after applying the loss carrybacks.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), we evaluate our deferred tax assets, including net operating losses, to determine if a valuation is required.  SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and tax credit carryforwards not expiring unused and tax planning alternatives.  Our current and prior year losses presented significant negative evidence that we needed to reduce our deferred tax assets with a valuation allowance.  Given the continued downturn in the homebuilding industry during 2008, the degree of the economic recession, the current instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we determined the weight of the negative evidence exceeded that of the positive evidence during 2008 and that it was more likely than not that we would not be able to utilize all of our deferred tax assets.  Therefore, we have recorded a full valuation allowance on the remaining deferred tax asset balance, which increased losses from continuing operations by $118.6 million, or $(4.04) per share, during 2008.

We had a $127.1 million valuation allowance at December 31, 2008, resulting in a net deferred tax asset of zero.  Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws.  On an ongoing basis, we will continue to review all available information to determine if and when we expect to realize our deferred tax assets.

Income tax receivable consisted of tax refunds that we expect to receive within one year.  Our income tax receivable balance at December 31, 2008 and 2007 was $111.5 million and $67.4 million, respectively.

NOTE 12 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information (in thousands):

	2008	2007	2006
Cash paid during the year for:
Interest, net of interest capitalized	$20,482	$2,088	$—
Income taxes	$2,960	$31,645	$216,818

Non-cash operating activities (decrease)/increase:
Real estate not owned	$(7,867)	$8,360	$3,805
FIN 48 adoption — unrecognized tax benefits	$—	$2,962	$—

Non-cash investing activities:
Distributions from unconsolidated entities	$7,580	$29,947	$8,946

Non-cash financing activities:
Reductions in model home lease program	$19,073	$7,758	$12,505

NOTE 13 — RELATED PARTY TRANSACTIONS

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

During 2006, we had purchases totaling approximately $1.5 million from the landbanker related to this property. In addition, during 2007 and 2006, we made purchases of approximately $0.8 million and $1.3 million directly from the entity in which Mr. Sarver has the ownership interest. We completed the full acquisition of this property during fiscal 2007.

During 2004 the Company entered into an advertising/sponsorship agreement with the National Basketball Association’s Phoenix Suns organization.  Mr. Sarver is the Controlling Owner and Managing Partner of the Phoenix Suns, and our CEO, Steven Hilton, is a minority owner of the team. In 2008, 2007 and 2006 we paid approximately $170,000, $329,000 and $714,000 in advertising/sponsorship costs related to the agreement.  We terminated our advertising/sponsorship agreement during 2007. These amounts are recorded as general and administrative expenses in our consolidated statement of operations.

NOTE 14 — OPERATING AND REPORTING SEGMENTS

As defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, we have six operating segments (the six states in which we operate).  We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics and geographical proximity.  Our reportable homebuilding segments are as follows:

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

	Year Ended December 31,
	2008	2007	2006
Revenue (1):
West	$311,370	$510,057	$1,076,401
Central	1,119,256	1,680,570	2,145,835
East	92,442	152,967	239,084
Consolidated total	1,523,068	2,343,594	3,461,320

Operating (loss)/income (2):
West	(133,461)	(238,567)	114,162
Central	(69,146)	44,711	290,530
East	(25,303)	(59,937)	(6,717)
Segment operating (loss)/income	(227,910)	(253,793)	397,975
Corporate and unallocated costs (3)	(14,096)	(35,786)	(66,163)
Goodwill and intangible asset impairments	(1,133)	(130,490)	—
(Loss)/earnings from unconsolidated entities, net	(17,038)	(40,229)	20,364
Interest expense	(23,653)	(6,745)	—
Other income, net	7,864	10,561	11,833

(Loss)/earnings before income taxes	$(275,966)	$(456,482)	$364,009

	At December 31, 2008
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$268	$49,944	$1,446	$—	$51,658
Real estate	184,437	631,015	43,853	—	859,305
Investments in unconsolidated entities	1,157	15,659	200	272	17,288
Other assets	9,264	54,529	2,247	331,958	397,998
Total assets	$195,126	$751,147	$47,746	$332,230	$1,326,249

	At December 31, 2007
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$12,281	$72,059	$2,851	$—	$87,191
Real estate	380,340	800,345	87,194	—	1,267,879
Investments in unconsolidated entities	4,163	20,763	811	826	26,563
Other assets	30,485	79,524	3,835	252,904	366,748
Total assets	$427,269	$972,691	$94,691	$253,730	$1,748,381

(1)

Revenue includes the following land closing revenue, by segment (in thousands): 2008 - $3,844 in the West Region, $13,562 in the Central Region and $545 in the East Region; 2007 - $9,453 in the Central Region; 2006 — $11,475 in the West Region and $5,559 in the Central Region.

(2)	See Note 2 to these consolidated financial statements for breakout of real estate-related impairment by Region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the reporting segments.

(4)	Balance consists primarily of intangibles and other corporate assets not allocated to the segments.

See additional segment discussions in Notes 2, 4 and 7 to these consolidated financial statements.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We have reserved approximately $4.2 million for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities on our December 31, 2008 balance sheet. Most of the matters relate to the correction of home construction defects, foundation issues and general customer claims. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

The lenders for two of our unconsolidated joint ventures filed lawsuits against some of the ventures’ members and certain of those members’ parent companies, seeking to recover damages under alleged obligations arising from completion guarantees, among other claims.  We and the other parent companies, together with the members, intend to vigorously defend ourselves against any claims.  We do not believe that these claims have any merit and do not expect that the final outcome will have a material impact on our consolidated financial position or results of operations.

In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts and commitments. At December 31, 2008, we had outstanding letters of credit of $28.7 million and performance bonds of $147.7 million, of which $50.1 million of work remains to be completed. We do not believe it is probable that these letters of credit or bonds will be drawn upon.

We also enter into land acquisition and development joint ventures.  We believe our participation in such joint ventures provides us a means of accessing larger parcels and lot positions and helps us expand our market opportunities and manage our risk profile.  Our participation in joint ventures has been an important part of our business model and although we expect the use of joint ventures to continue, we expect the volume and size of our joint venture participation to be limited in the near term.  See Notes 1 and 4 for further discussions regarding joint ventures and lot option and purchase contracts commitments and contingencies.

We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2008, are as follows (in thousands):

Years Ended December 31,
2009	$8,817
2010	7,711
2011	5,602
2012	5,112
2013	4,921
Thereafter	1,751
$33,914

Rent expense approximated $12.8 million, $14.8 million and $14.1 million in 2008, 2007 and 2006, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations.

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the years ended December 31, 2008 and 2007 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2008
Total closing revenue	$373,429	375,298	374,766	399,575
Gross profit/(loss)	$1,167	16,616	(6,264)	(48,434)
Loss before benefit/(provision) for income taxes	$(70,784)	(34,160)	(61,582)	(109,440)
Net loss	$(45,305)	(23,468)	(144,013)	(79,149)
Per Share Data:
Basic and diluted loss per share	$(1.72)	(0.79)	(4.69)	(2.58)

2007
Revenue	$577,450	$568,667	$578,569	$618,908
Gross profit	$90,340	$9,759	$(63,042)	$(24,011)
Earnings/(loss) before provision for income taxes	$22,618	$(89,204)	$(192,417)	$(197,479)
Net earnings/(loss)	$15,116	$(56,576)	$(118,552)	$(128,839)
Per Share Data:
Basic earnings/(loss) per share	$0.58	$(2.16)	$(4.52)	$(4.91)
Diluted earnings/(loss) per share	$0.57	$(2.16)	$(4.52)	$(4.91)

We typically experience seasonal variability in our quarterly operating results and capital requirements.  Historically, we sell more homes in the first half of the year, which results in more working capital requirements and home closings in the third and fourth quarters.

In accordance with SFAS No. 144 and as previously discussed in Note 1, in the fourth quarter of 2008, we recorded $32.3 million of inventory impairments, $48.9 million of option deposit and pre-acquisition write-offs, $5.2 million of joint venture impairments and $22.8 million of impairments on land held for sale.

In the fourth quarter of 2007 we recorded $36.0 million of inventory impairments, $47.8 million of option deposit and pre-acquisition write-offs, $33.5 million of joint venture impairments and $12.3 million of impairments on land held for sale.  Additionally, we wrote off $57.5 million of goodwill.

NOTE 17 — SUBSEQUENT EVENTS

Senior Subordinated Debt Retirement.    Subsequent to year-end, we retired $4.3 million of our 7.731% senior subordinated debt maturing in 2017 by issuing 149,994 shares of our common stock in a privately-negotiated transaction.  The resulting approximate $1.9 million gain on early extinguishment of debt will be reflected in our statement of operations for the three months ending March 31, 2009.

Special Meeting of Stockholders.  At a Special Meeting of stockholders held on February 16, 2009, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Common Stock in order to preserve the tax treatment of our net operating losses carryforwards (NOL) and built-in losses under Section 382 of the Code. Subject to certain exceptions pertaining to pre-existing 5-percent stockholders, the transfer restrictions generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to: (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Meritage Homes Corporation

Scottsdale, Arizona

We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

February 27, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information required by this item regarding our directors and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2009 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears under Item 4 of Part I of this Annual Report as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of our Code of Ethics has been filed as an exhibit hereto and is also available on our website at www.meritagehomes.com.

Item 11. Executive Compensation

Information required in response to this item is incorporated by reference to our 2009 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference from our 2009 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference from our 2009 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14. Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference from our 2009 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Each year, the audit committee approves the annual audit engagement in advance. The committee has also established procedures to pre-approve all non-audit services provided by the principal independent accountants. All 2008 and 2007 non-audit services were pre-approved.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(i)	Financial Statements:
(1) Report of Deloitte & Touche LLP
(2)

Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2008 and 2007 and related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2008

(ii)	Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007.

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Indenture, dated April 21, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended March 31, 2004.

4.2.1	First Supplemental Indenture, dated May 14, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.1 of Form S-4 Registration Statement No. 333-115610.

4.2.2	Second Supplemental Indenture, dated December 20, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2004.

4.2.3	Third Supplemental Indenture, dated April 18, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.3 of Form S-4 Registration Statement No. 333-123661.

4.2.4	Fourth Supplemental Indenture, dated September 22, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended September 30, 2005.

4.2.5	Fifth Supplemental Indenture, dated July 10, 2007 (re 7% Senior Notes due 2014)	Filed herewith.

Exhibit Number	Description	Page or Method of Filing
4.3	Indenture dated March 10, 2005 (re 6¼% Senior Notes due 2015) and form of 6¼% Senior Notes due 2015	Incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2004.

4.3.1	First Supplemental Indenture, dated April 18, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1.1 of Form S-4 Registration Statement No. 333-123661.

4.3.2	Second Supplemental Indenture, dated September 22, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarterly period ended September 30, 2005.

4.3.3	Third Supplemental Indenture, dated July 10, 2007 (re 6 1/4% Senior Notes due 2015)	Filed herewith.

4.3.4	Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008 (re 7% Senior Notes due 2014 and 6.25% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on May 28, 2008.

4.4	Indenture, dated February 23, 2007 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.1of Form 8-K dated February 23, 2007.

4.4.1	First Supplemental Indenture, dated July 10, 2007 (re 7.731% Senior Subordinated Notes due 2017)	Filed herewith.

4.4.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 28, 2008.

10.1	First Amended and Restated Credit Agreement, dated May 16, 2006	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 16, 2006.

10.1.1	First Amendment to First Amended and Restated Credit Agreement, dated June 30, 2006	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 30, 2006.

10.1.2	Second Amendment to First Amended and Restated Credit Agreement, dated May 18, 2007	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 21, 2007.

10.1.3	Third Amendment to First Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 28, 2007.

10.1.4	Fourth Amendment to First Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 21, 2008.

10.2	2006 Annual Incentive Plan*	Incorporated by reference to Appendix C of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

10.3	Amended 1997 Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.4	Meritage Homes Corporation 2006 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.6 of Form S-8 Registration Statement No. 333-151261.

10.4.1	Amendment to Meritage Homes Corporation 2006 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2006.

Exhibit Number	Description	Page or Method of Filing
10.4.2	Representative Form of Restricted Stock Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.2 of Form S-8 Registration Statement No. 333-134637.

10.4.3	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.3 of Form S-8 Registration Statement No. 333-134637.

10.4.4	Representative Form of Incentive Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637.

10.4.5	Representative Form of Stock Appreciation Rights Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637.

10.5	Representative Form of Employment Agreement between the Company and John R. Landon *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 8, 2003.

10.5.1	Stock Purchase Agreement between the Company and John R. Landon, dated June 12, 2006	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 12, 2006.

10.5.2	Settlement Agreement between the Company and John R. Landon, dated June 12, 2006	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 12, 2006.

10.5.3	Cooperation Agreement between the Company and John R. Landon, dated June 12, 2006	Incorporated by reference to Exhibit 10.3 of Form 8-K dated June 12, 2006.

10.5.4	Settlement Agreement between Meritage Homes Corporation and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 14, 2008.

10.6	Second Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 10, 2007.

10.6.1	Second Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 10, 2007.

10.6.2	Amendment to Second Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 10, 2007.

10.7	Second Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 10, 2007.

10.7.1	Second Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 10, 2007.

10.7.2	Amendment to Second Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated March 23, 2007.

10.8	Employment Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated October 16, 2006.

Exhibit Number	Description	Page or Method of Filing
10.8.1	Change of Control Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated October 16, 2006.

10.9	Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2005.

10.9.1	Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2005.

14.1	Code of Ethics	Filed herewith.

21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

*Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February 2009.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ STEVEN J. HILTON
Steven J. Hilton
Chairman and Chief Executive Officer

By	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

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

Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

Signature		Title	Date

/s/	STEVEN J. HILTON	Chairman and	February 27, 2009
	Steven J. Hilton	Chief Executive Officer

/s/	LARRY W. SEAY	Executive Vice President	February 27, 2009
	Larry W. Seay	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/	PETER L. AX	Director	February 27, 2009
Peter L. Ax

/s/	RAYMOND OPPEL	Director	February 27, 2009
Raymond Oppel

/s/	ROBERT G. SARVER	Director	February 27, 2009
Robert G. Sarver

/s/	RICHARD T. BURKE, SR.	Director	February 27, 2009
Richard T. Burke, Sr.

/s/	GERALD W. HADDOCK	Director	February 27, 2009
Gerald W. Haddock