Form 10-Q
period 2009-03-31
Meritage Homes CORP
filed 2009-05-07
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Common shares outstanding as of May 4, 2009:  31,332,058

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008

Assets:
Cash and cash equivalents	$344,399	$205,923
Income tax receivables	3,811	111,508
Other receivables	27,065	31,046
Real estate	772,872	859,305
Real estate not owned	8,534	5,762
Deposits on real estate under option or contract	49,771	51,658
Investments in unconsolidated entities	15,729	17,288
Property and equipment, net	21,015	22,692
Intangibles, net	4,745	5,023
Prepaid expenses and other assets	17,451	16,044

Total assets	$1,265,392	$1,326,249

Liabilities:
Accounts payable	$21,157	$31,655
Accrued liabilities	92,791	125,101
Home sale deposits	8,245	8,486
Liabilities related to real estate not owned	7,239	4,833
Senior and senior subordinated notes	622,421	628,968

Total liabilities	751,853	799,043

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 38,866,981 and 38,588,536 shares at March 31, 2009 and December 31, 2008, respectively	389	386
Additional paid-in capital	441,424	436,739
Retained earnings	260,499	278,854
Treasury stock at cost, 7,891,250 shares at March 31, 2009 and December 31, 2008	(188,773)	(188,773)

Total stockholders’ equity	513,539	527,206

Total liabilities and stockholders’ equity	$1,265,392	$1,326,249

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Home closing revenue	$230,978	$371,656
Land closing revenue	160	1,773
Total closing revenue	231,138	373,429

Cost of home closings	(203,197)	(326,226)
Cost of land closings	(151)	(1,687)
Home impairments	(10,431)	(44,349)
Land impairments	(37)	—
Total cost of closings and impairments	(213,816)	(372,262)

Home closing gross profit	17,350	1,081
Land closing (loss)/profit	(28)	86
Total closing gross profit	17,322	1,167

Commissions and other sales costs	(19,145)	(33,765)
General and administrative expenses	(13,869)	(21,293)
Earnings/(loss) from unconsolidated entities, net	1,397	(13,529)
Interest expense	(8,330)	(5,661)
Other income, net	1,551	2,297
Gain on extinguishment of debt	2,805	—

Loss before income taxes	(18,269)	(70,784)
(Provision)/benefit for income taxes	(86)	25,479

Net loss	$(18,355)	$(45,305)

Loss per common share:
Basic and diluted	$(0.60)	$(1.72)

Weighted average number of shares:
Basic and diluted	30,808	26,313

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(18,355)	$(45,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,425	3,348
Real estate related impairments	10,468	44,349
Increase in deferred taxes	—	(8,561)
Stock-based compensation	1,064	1,419
Gain on early extinguishment of senior subordinated debt, net of transaction costs	(2,805)	—
Equity in (earnings)/losses from unconsolidated entities (includes $15.8 million of impairments to joint ventures in 2008)	(1,397)	13,529
Distributions of earnings from unconsolidated entities	2,355	3,267
Changes in assets and liabilities:
Decrease in real estate	77,167	63,796
Decrease in deposits on real estate under option or contract	681	2,349
Decrease in income tax receivable	107,660	74,859
Decrease/(increase) in receivables and prepaid expenses and other assets	2,405	(21,559)
Decrease in accounts payable and accrued liabilities	(42,808)	(47,692)
Decrease in home sale deposits	(241)	(2,676)
Net cash provided by operating activities	138,619	81,123

Cash flows from investing activities:
Investments in unconsolidated entities	(1,425)	(3,286)
Distributions of capital from unconsolidated entities	1,709	1,833
Purchases of property and equipment	(472)	(1,806)
Proceeds from sales of property and equipment	45	35
Net cash used in investing activities	(143)	(3,224)

Cash flows from financing activities:
Net repayments under Credit Facility	—	(80,200)
Purchase of treasury stock	—	(3)
Proceeds from stock option exercises	—	767
Net cash used in financing activities	—	(79,436)

Net increase/(decrease) in cash and cash equivalents	138,476	(1,537)
Cash and cash equivalents at beginning of period	205,923	27,677

Cash and cash equivalents at end of period	$344,399	$26,140

See supplemental disclosures of cash flow information at Note 11.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes. At March 31, 2009, we were actively selling homes in 170 communities, with base prices ranging from approximately $97,000 to $967,000.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented.  Certain reclassifications related to the change in income tax receivable have been made to the prior year’s consolidated statement of cash flows in order to conform to the current quarter presentation.

Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any.  Land and development costs are typically allocated and transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary based on the size of the community, the sales absorption rate and whether the land purchased was raw or finished lots.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.

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

Option deposits and pre-acquisition costs.  We also evaluate assets associated with future communities for impairments on a quarterly basis.  Using similar techniques described in the existing and continuing communities section above, we determine if the contribution margins to be generated by our future communities are acceptable to us.  If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required.  In cases where we decide to abandon a project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur.  We may also elect to continue with a project because it has positive cash flows, even though it may not be generating an accounting profit, or due to other strategic factors.  In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.  Refer to Note 2 of these consolidated financial statements for further information regarding our impairments.

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are recorded as a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable.  The review of the likelihood of the acquisition of contracted lots is completed in conjunction with the real estate impairment analysis noted above.  Our deposits were $49.8 million and $51.7 million as of March 31, 2009 and December 31, 2008 respectively.  Approximately $28 million of this balance in both periods represents the deposit for one 1,200-lot community in Scottsdale, Arizona.  In addition to this deposit, we also had approximately $26 million of additional capitalized costs related to development and planning for this project at March 31, 2009, which aggregate to a balance of about twice the size of our next largest project.  Although we have not previously impacted this project, we are continuously evaluating its viability under current market conditions.

Off-Balance-Sheet Arrangements – Joint Ventures.  Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  We currently have five such active ventures.  We also participate in eight mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.  See Note 4 for additional information.

Off-Balance-Sheet Arrangements – Other.  We often acquire finished lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  See Note 3 for further discussion.

We obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At March 31, 2009, we had approximately $5.8 million in outstanding letters of credit and $132.9 million of surety bonds outstanding subject to these indemnity arrangements, of which only $39.3 million of work remains to be completed.  We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At March 31, 2009	At December 31, 2008
Accruals related to real estate development and construction activities	$24,882	$35,494
Payroll and other benefits	6,943	13,702
Accrued taxes	2,951	2,913
Warranty reserves	27,490	28,891
Other accruals	30,525	44,101
Total	$92,791	$125,101

Warranty Reserves.  We have certain obligations related to post-construction warranties and defects for closed homes.  With the assistance of an actuary, we have estimated these reserves based on the number of home closings, historical data and trends with respect to similar product types and geographic areas.  We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available.  A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$28,891	$36,633
Additions to reserve from new home deliveries	1,868	1,914
Warranty claims	(1,658)	(3,610)
Adjustments to pre-existing reserves	(1,611)	805
Balance, end of period	$27,490	$35,742

Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets, and additions to the reserves are included in cost of sales within the accompanying condensed consolidated statements of operations.

There has recently been publicity about homes constructed with allegedly defective drywall manufactured in China (referred to herein as “Chinese drywall”).  During the first quarter of 2009, we became aware (from customer inquiries) that a limited number of the homes we constructed in the Ft. Myers, Florida area between 2005 and 2008 may be exhibiting symptoms typical of the potentially problematic Chinese drywall.  As of April 30, 2009, Meritage has not been included as a defendant in any lawsuit pertaining to Chinese drywall, although it is possible that we may in the future be subject to such litigation.

Since commencing operations in the Ft. Myers area in February 2005 and continuing through April 30, 2009, we have constructed approximately 700 homes in that market.  Based on our warranty claims received to date for symptoms typical of Chinese drywall, it currently appears that only homes constructed by us in the Ft. Myers area in late 2006 through 2008, approximately 150 homes, may be impacted.  Of this small population of approximately 150 previously-constructed homes, we believe that only a limited number of those appear to have construction issues typical of homes that were constructed with Chinese drywall. Based on our investigation to date, we do not believe Chinese drywall was used in homes constructed by us in other areas of Florida or in our other markets.

The above established reserves represent reserves for post-construction warranties and defects for closed homes which occur during the applicable warranty periods.  These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective construction or defective construction materials.  Of the total reserves of $27.5 million at March 31, 2009, approximately $21.9 million of that reserve is identified as covering construction defect warranty claims arising in years 2 through 10 of post-closing periods.  As of March 31, 2009, we have not established any reserves specifically associated with Chinese drywall.  We maintain general liability insurance, subject to a self-insured retention obligation, that we believe should cover a portion of our ultimate Chinese drywall exposure, if any.

We are currently unable to reasonably estimate our possible loss or exposure relating to Chinese drywall because, among other reasons: determining the number of homes that contain potentially problematic Chinese drywall is difficult; we did not directly purchase the drywall materials used to construct our Ft. Myers area homes, rather, our subcontractors purchase and provide such construction materials; the possible means and related costs to remedy any defective conditions is still being evaluated; homes containing Chinese drywall seem to be exhibiting different levels of symptoms attributed to Chinese drywall and may dictate different remedial efforts; the group of other potentially responsible parties, including, but not limited to, manufacturers, subcontractors, retailers, wholesalers, distributors, and their legal obligations for the problem and remedy, together with their financial resources, have not been determined; and the extent of our insurance coverage for Chinese drywall related costs and claims is still being determined.

The outcome of our investigation and analysis may result in additional warranty reserves; however, we do not currently expect the total charge to have a material adverse effect to our operations as we believe our exposure is limited due to the relatively limited number of our homes that appear to be impacted and our existing warranty reserves and available insurance.

Recently Issued Accounting Pronouncements.  In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (“FSP FAS 107-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements will be effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position will result in additional quarterly disclosures only.

In April 2009, the FASB issued FSP No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides further clarification for guidance provided by SFAS No. 157, regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly.  FSP FAS 157-4 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on our financial results.

In December 2007, the FASB issues SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51.  This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.  We adopted this pronouncement on January 1, 2009, and it did not have a material impact on our consolidated results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”).  SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS No. 141(R) are effective for us for any business combinations occurring on or after January 1, 2009, and the adoption did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued a staff position delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15. 2008.  We adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and on January 1, 2009 for the non-financial assets and liabilities addressed by staff position noted above.  The adoption did not have a material impact on our consolidated financial statements but did result in additional disclosures.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At March 31, 2009	At December 31, 2008

Homes under contract under construction (1)	$156,327	$170,347
Finished home sites and home sites under development	413,385	455,048
Unsold homes, completed and under construction	105,286	158,378
Model homes	41,177	48,608
Land held for development or sale	56,697	26,924
	$772,872	$859,305

(1)  Also includes the allocated land and land development costs associated with each lot for these homes.

As previously noted, in accordance with SFAS No. 144, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis.  If an asset is deemed not recoverable, SFAS No. 144 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.

Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Terminated option/purchase contracts:
West	$67	$12,674
Central	586	1,595
East	544	360
Total	$1,197	$14,629

Real estate inventory impairments (1):
West	$5,609	$14,094
Central	3,014	9,627
East	611	5,999
Total	$9,234	$29,720

Impairments of joint venture investments:
West	$—	$1,454
Central	—	14,362
East	—	—
Total	$—	$15,816

Impairments of land held for sale:
West	$—	$—
Central	37	—
East	—	—
Total	$37	$—

Total impairments:
West	$5,676	$28,222
Central	3,637	25,584
East	1,155	6,359
Total	$10,468	$60,165

(1)        Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying lots in the community were not also impaired, as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Individual home impairments:
West	$5,609	$8,610
Central	3,011	3,216
East	611	4,810
Total	$9,231	$16,636

The tables below reflect the number of communities with real estate inventory impairments for the three-month periods ended March 31, 2009 and 2008, excluding home-specific impairments (as noted above) and the fair value of these communities as of March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31, 2009
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	—	$—	$—
Central	1	3	559
East	—	—	—
Total	1	$3	$559

	Three Months Ended March 31, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	14	$5,484	$103,899
Central	15	6,411	63,782
East	2	1,189	8,757
Total	31	$13,084	$176,438

Subject to sufficient qualifying assets, we capitalize interest incurred during the development and construction of real estate. Capitalized interest is allocated to qualified real estate assets as incurred and charged to the statement of operations as a component of closing costs. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Capitalized interest, beginning of period	$29,779	$41,396
Interest incurred	11,652	13,922
Interest expensed	(8,330)	(5,661)
Interest amortized to cost of home, land closings and impairments	(6,472)	(11,179)
Capitalized interest, end of period	$26,629	$38,478

At March 31, 2009, approximately $1.3 million of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our condensed consolidated balance sheets.

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

In most cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs.  Often, we are at risk for items over budget related to land development on property we have under option.  In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner.  Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option or contract at March 31, 2009 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of	Purchase			Letters of
	Lots	Price	Cash		Credit

Option contracts recorded on balance sheet as real estate not owned (1), (2)	363	$8,534	$1,295		$—
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	5,021	242,460	19,765		5,720
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	1,185	98,980	28,214		263
Total committed (on and off balance sheet)	6,569	349,974	49,274		5,983
Option contracts not recorded on balance sheet — non-refundable, uncommitted (1)(3)	300	5,633	163		—
Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (4)	422	30,390	1,629		—
Total uncommitted	722	36,023	1,792		—
Total lots under option or contracts	7,291	385,997	51,066		5,983

Total option contracts not recorded on balance sheet	6,928	$377,463	$49,771	(5)	$5,983

(1)                                Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)                                The purpose and nature of these consolidated lot option contracts (VIEs) is to provide us the option to purchase these lots in the future, in anticipation of building homes on these lots in the future. Specific performance contracts, if any, are included in this balance.

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

(5)                                Amount is reflected in our condensed consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of March 31, 2009.

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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have in the past entered into homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.  As of March 31, 2009, we had five active land ventures.

We also participate in eight mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities and they originate and provide services to both our clients and other homebuyers. The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to our joint ventures. Our investments in mortgage and title joint ventures as of March 31, 2009 and December 31, 2008 were $0.9 million and $1.4 million, respectively.

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

Repayment Guarantees.  We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  If such a guarantee were ever to be called, the maximum amount of the actual payment due would generally be computed as only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt.  At March 31, 2009 and December 31, 2008, our share of these limited pro rata repayment guarantees was approximately $8.5 million, of which $7.0 million are “bad boy” guarantees (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger such guarantees without our consent, we have classified them as repayment guarantees.

“Bad Boy” Guarantees.  In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees).  These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and to us, and therefore are unlikely to occur; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so.  At March 31, 2009 and December 31, 2008, we had outstanding guarantees of this type totaling approximately $71.6 million and $72.5 million, respectively.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees of indebtedness under our Credit Facility or senior and senior subordinated indentures.

Other Guarantees.  We and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders.  These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review.  Per the guidance of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, we believe these other guarantees are either not applicable or not material to our financial results.

Surety Bonds.  We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments.  These surety indemnity arrangements are generally joint and several obligations with our joint venture partners.  Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met.  As of March 31, 2009, we had approximately $1.9 million of surety bonds outstanding subject to these indemnity arrangements, of which only $0.3 million of work remains to be completed.  At December 31, 2008, we had approximately $2.4 million of such surety bonds with only $0.5 million of work remaining to be completed.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries.  In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners.  In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated.  In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage.  In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several.  We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated.  As of March 31, 2009 and December 31, 2008, we did not have any such reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At March 31, 2009	At December 31, 2008
Assets:
Cash	$5,453	$6,817
Real estate	540,769	528,433
Other assets	9,399	11,356
Total assets	$555,621	$546,606

Liabilities and equity:
Accounts payable and other liabilities	$10,280	$11,166
Notes and mortgages payable	382,522	381,228
Equity of:
Meritage (1)	44,837	47,871
Others	117,982	106,341
Total liabilities and equity	$555,621	$546,606

	Three Months Ended March 31,
	2009	2008
Revenues	$3,541	$5,948
Costs and expenses	(2,101)	(4,671)
Net earnings of unconsolidated entities	1,440	1,277
Meritage’s share of pre-tax earnings (2) (3)	$1,421	$2,289

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

(2)                                The joint venture financial statements above represent the most recent information available to us. For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount and, therefore, the financial statements of the ventures may not yet reflect any real estate impairment charges. We believe, in some cases, that the fair values of the ventures may be less than the related debt. For the three months ended March 31, 2008, we performed an independent analysis of our joint venture investments and recorded $15.8 million of impairments in the first quarter of 2008.  We had no such impairments in the first quarter of 2009. As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials. See Note 2, “Real Estate and Capitalized Interest”, for detail of our joint venture-related impairments.

(3)                                Our share of pre-tax earnings is recorded in “Earnings/(loss) from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities includes $1.4 million and $0.9 million at March 31, 2009 and December 31, 2008, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We amortized approximately $24,000 and $9,000 of such assets in the first three months of 2009 and 2008, respectively.

Of the balances reflected in the joint venture table, approximately $412.0 million and $305.6 million of assets and liabilities, respectively, relate to our single largest joint venture, in which we are a 20% member.  Our investment in this venture has been fully impaired, and we have also fully reserved for our only other obligation related to this venture, our interest payments secured by a letter of credit.  The debt of this joint venture is non-recourse to us, and the venture is in compliance with all of its loan covenants as of March 31, 2009.  This venture comprises $59.7 million of our “bad boy” guarantees.

Of the remaining balance of joint venture assets and liabilities, $48.4 million and $36.3 million, respectively, relate to two joint ventures in which we have interests ranging from 20% - 50%.  Of our “bad boy” debt guarantees, $11.9 million relates to one of these ventures.  These ventures own assets in difficult markets and are currently in default of their debt agreements.  Although we and our joint venture partners continue to work with the respective lenders to renegotiate the debt or reach other satisfactory alternatives, as all debt for these ventures is non-recourse to the partners and all investments have been fully impaired, at this time we believe there is limited, or no further exposure to us from these investments.

The other venture assets and liabilities noted in the table above primarily represent our other active land ventures, financial ventures and various inactive ventures in which we have a total investment of $14.6 million.  As of March 31, 2009, the debt of these ventures is in compliance with their respective agreements, and except for $1.5 million of our limited repayment guarantees, the debt is non-recourse to us.  These ventures have no “bad boy” guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  Our ownership percentage in these ventures is between 3% - 4%.  Both ventures have been notified of default events on their debt, and one has since dispossessed its assets in a trustee sale and, accordingly, its debt was extinguished.  The lenders of both ventures have filed suit against the joint ventures and/or their members alleging liability under the completion guarantees executed severally by each of the members and their parent company, including Meritage.  We dispute the allegations contained in each of the lawsuits and intend to vigorously defend our position that no amounts are due under these completion guarantees.  We continue to believe that the debt obligations of the remaining venture with land holdings are non-recourse to the partners and are only payable by the partners if a “bad boy” guarantee is triggered.  We have fully impaired our investment in the joint venture that has lost its property to foreclosure and have a balance of $1.0 million and $0.9 million of investment balance in the other venture at March 31, 2009 and December 31, 2008, respectively.  The one venture that still has land holdings and corresponding debt has a $7.0 million “bad boy” guaranty that could be triggered upon events beyond our control and, accordingly, is reported as a limited repayment guaranty.

At March 31, 2009, our total investment in unconsolidated joint ventures of $15.7 million is primarily comprised of $14.3 million in our Central Region and $1.2 million in our West Region.  At December 31, 2008, our total investment in unconsolidated joint ventures of $17.3 million is primarily comprised of $15.9 million in our Central Region and $1.1 million in our West Region.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	March 31, 2009	December 31, 2008
$500 million unsecured revolving credit facility, interest payable monthly at LIBOR (0.50% at March 31, 2009) plus 2.625% or prime (3.25% at March 31, 2009)	$—	$—

Total loans payable and other borrowings	$—	$—

We had no outstanding loan or other borrowing balances at March 31, 2009 or December 31, 2008.  Our Senior Unsecured Credit Facility (“Credit Facility”) matures in May 2011.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior and senior subordinated notes consist of the following (in thousands):

	March 31, 2009	December 31, 2008
7.0% senior notes due 2014. At March 31, 2009, and December 31, 2008, there was approximately $45 and $47 in unamortized premium, respectively	$130,045	$130,047
6.25% senior notes due 2015. At March 31, 2009 and December 31, 2008, there was approximately $1.0 and $1.1 million in unamortized discount, respectively	348,965	348,921
7.731% senior subordinated notes due 2017	143,411	150,000
	$622,421	$628,968

Our Credit Facility and indentures for all our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended March 31, 2009, we were in compliance with our covenants. After considering our most restrictive bank covenants at March 31, 2009, we have additional borrowing availability under the Credit Facility of $337.4 million, as determined by borrowing base limitations defined by our Credit Facility agreement.

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

During the three months ended March 31, 2009, we retired $6.6 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 250,000 shares of our common stock in a privately negotiated transaction.  The transaction was completed at a 45% discount from the face value of the notes, resulting in a $2.8 million gain on early extinguishment of debt which is reflected in our statement of operations for the quarter ended March 31, 2009.

NOTE 7 — FAIR VALUE DISCLOSURES

Effective January 1, 2009, we adopted SFAS No. 157 for non-recurring fair value measurements of our non-financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets.  The three levels are defined as follows:

•                  Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.

•                  Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•                  Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the company’s own estimates about the assumptions that market participants would use to value the asset or liability.

If the only observable inputs are from inactive markets or for transactions which the company evaluates as “distressed”, the use of Level 1 inputs should be modified by the company to properly address these factors, or the reliance of such inputs may be limited, with a greater weight attributed to Level 3 inputs.

A summary of our assets measured at fair value on March 31, 2009 is as follows (in thousands):

	Three Months Ended March	Fair Value Measurements of Reporting Date Using
	31, 2009	Level 1	Level 2	Level 3
Description:
Long-lived assets held and used	$15,468	—	—	$15,468

In accordance with SFAS No. 144, long-lived assets held and used with an initial basis of $24.7 million were impaired and written down to their fair value of $15.5 million, resulting in an impairment of $9.2 million, which is included in our consolidated statement of operations for the three months ended March 31, 2009.

NOTE 8 – LOSS PER SHARE

Basic and diluted loss per common share is presented in conformity with SFAS No. 128, “Earnings per Share”. The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic weighted average number of shares outstanding	30,808	26,313

Effect of dilutive securities:
Stock options and restricted stock (1)	—	—

Diluted weighted average shares outstanding	30,808	26,313

Net loss	$(18,355)	$(45,305)

Basic and diluted loss per share (1)	$(0.60)	$(1.72)

Anti-dilutive stock options not included in the calculation of diluted loss per share	2,187	2,337

(1)                                For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 9 - STOCK-BASED COMPENSATION

We have two stock compensation plans (together, the “Plans”).  The Plans, which have been amended from time to time, were approved by our stockholders and are administered by our Board of Directors.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,500,000 shares of common stock, of which 732,984 shares remain available for grant at March 31, 2009.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Option awards are granted with an exercise price equal to the closing market price of Meritage stock on the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three Months Ended March 31,
	2009	2008
Expected volatility	86.48%	53.13%
Expected dividends	0%	0%
Expected term (in years)	3.7	4.5
Risk-free interest rate	1.60%	3.07%
Weighted average grant date fair value of options granted	$8.22	$6.11

As of March 31, 2009, we had $11.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining respective vesting periods — a weighted-average period of 3.68 years. For the three months ended March 31, 2009 and 2008, our total stock-based compensation expense was $1.1 million ($0.6 million net of tax) and $1.4 million ($0.9 million net of tax), respectively. We granted 325,500 options and 205,000 non-vested shares during the first three months of 2009.  We also granted an additional 202,500 non-vested shares that will only vest if certain performance criteria are met.  The expense associated with these performance-based non-vested shares will only be recognized when it is determined to be likely that the target performance thresholds will be met and the shares will vest.

NOTE 10 - INCOME TAXES

Components of the income tax (provision)/benefit are (in thousands):

	Three Months Ended March 31,
	2009	2008
Federal	$(37)	$24,205
State	(49)	1,274
Total	$(86)	$25,479

Our unrecognized tax benefits were $2.9 million at March 31, 2009 and include interest and penalties related to uncertain tax positions.  There have been no material changes in unrecognized tax benefits during the quarter ended March 31, 2009.  The total amount of interest and penalties on uncertain tax positions included in income tax expense for the three months ended March 31, 2009 was $37,000 of interest accrued on continuing positions.    We currently have approximately $2.3 million in unrecognized tax benefits related to the deduction of executive compensation that will be affected by expiring statutes of limitations within the next twelve months.

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required.  SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives.  Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a valuation allowance against our deferred tax assets during 2008.  We have determined that the weight of the negative evidence continues to exceed that of the positive evidence and that it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, we continue to maintain a full valuation allowance on our deferred tax asset balance by recording additional valuation reserves against any tax benefit from NOLs, as there is no available taxable income to offset our losses in the two-year carryback period.

At March 31, 2009 and December 31, 2008, we had a valuation allowance of $133.7 million and $127. 1 million, respectively, against deferred tax assets which include the tax benefit from net operating loss carryovers.  Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws, which currently would allow us to offset future taxable income generated through 2029.  On an ongoing basis, we will continue to review all available information to determine if and when we expect to realize our deferred tax assets and NOL carryovers.

At March 31, 2009 and December 31, 2008, the income tax receivable of $3.8 million and $111.5 million, respectively, consists of net tax refunds that we expect to receive within one year.   We collected $107.7 million of our December 31, 2008 receivable in the first quarter of 2009.

We conduct business and are subject to tax in the U.S. and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2004.  In 2008, the IRS commenced an audit of our consolidated U.S. tax return and refund claim for 2007.  The audit is still in progress and there are no adjustments to report at this time.  During the first quarter of 2009, the State of California commenced an audit of our 2005 and 2006 California tax returns.  The audit is substantially complete and, as a result, we will be required to make a nominal payment for additional taxes and interest.

At our Special Meeting of Stockholders held on February 16, 2009, our stockholders approved an amendment to our Articles of Incorporation that will help preserve the value of our NOLs and our ability to use our NOLs to offset future taxable income.  The amendment restricts certain transfers of our common stock in order to avoid the limitations imposed by Internal Revenue Code (the “Code”) § 382, which addresses the use of NOL carryforwards subsequent to an ownership change, as defined by that Code Section.

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash paid during the period for:
Interest, net of interest capitalized	$10,955	$7,028
Non-cash operating activities (increase)/decrease:
Real estate not owned	$(2,772)	$1,274
Non-cash investing activities:
Distributions from unconsolidated entities	$260	$—
Non-cash financing activities:
Equity issued for debt extinguishment	$3,621	$—
Changes in model home lease program	$—	$(3,935)

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

Management’s evaluation of segment performance is based on segment operating (loss)/income, which we define as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in our 2008 Annual Report on Form 10-K. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The following is our segment information (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue (1):
West	$42,292	$90,217
Central	177,059	258,702
East	11,787	24,510
Consolidated total	$231,138	$373,429

Operating loss (2):
West	$(7,327)	$(33,944)
Central	(1,520)	(5,566)
East	(1,306)	(7,022)

Segment operating loss	(10,153)	(46,532)
Corporate and unallocated (3)	(5,539)	(7,359)
Earnings/(loss) from unconsolidated entities, net	1,397	(13,529)
Interest expense	(8,330)	(5,661)
Other income, net	1,551	2,297
Gain on extinguishment of debt, net of transaction costs	2,805	—

Loss before income taxes	$(18,269)	$(70,784)

	At March 31, 2009
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$268	$48,060	$1,443	$—	$49,771
Real estate	149,717	584,586	38,569	—	772,872
Investments in unconsolidated entities	1,267	14,071	170	221	15,729
Other assets	8,879	52,106	2,305	363,730	427,020
Total assets	$160,131	$698,823	$42,487	$363,951	$1,265,392

	At December 31, 2008
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$268	$49,944	$1,446	$—	$51,658
Real estate	184,437	631,015	43,853	—	859,305
Investments in unconsolidated entities	1,157	15,659	200	272	17,288
Other assets	9,264	54,529	2,247	331,958	397,998
Total assets	$195,126	$751,147	$47,746	$332,230	$1,326,249

(1)        Revenue includes the following land closing revenue, by segment (in thousands): three months ended March 31, 2009 - $160 in the Central Region; three months ended March 31, 2008 - $1,710 in the Central Region and $63 in the West Region.

(2)        See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.

(3)        Balance consists primarily of corporate costs and shared service functions such as finance, legal and treasury that are not allocated to the reporting segments.

(4)        Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.

NOTE 13 — SUBSEQUENT EVENTS

Subsequent to March 31, 2009, we retired an additional $8.0 million of our 7.731% senior subordinated notes maturing 2017 by issuing approximately 225,000 shares of our common stock in a privately-negotiated transaction similar to the transaction discussed in Note 6.  The resulting approximate $3.2 million of gain on early extinguishment of debt will be reflected in our statements of operations for the three- and six-month periods ending June 30, 2009. This retirement, together with the retirement discussed in Note 6 of these consolidated financial statements are expected to save us approximately $1.1 million in interest charges annually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview, Industry Outlook and Company Actions

During the first quarter of 2009, our operations continued to be impacted by the financial crisis and economic recession resulting in difficult year-over-year comparisons of our operational results.  Competition for home buyers remained intense with existing home foreclosures, and there remains a limited selection of mortgage financing products with more strict underwriting standards.  Therefore, even though home affordability has significantly improved over the past several years, benefiting from both low prices and low interest rates, we have not yet seen significant market stabilization.  The combined impact of these market forces and concern about the state of the economy and the job market led to a decline in our quarterly sales pace in the first quarter of 2009 of 647 units and $188.1 million from the prior year’s comparable quarter, although sequentially, our current quarter’s 987 home sales was an increase of 487 units, or 97% from the last quarter of 2008.  This successive increase is due to improved demand, the benefit of our seasonal spring selling season and a significantly reduced cancellation rate of 26% as compared to 56% for the quarter ended December 31, 2008.

We have made significant progress on our goals to generate positive cash flow and strengthen our balance sheet.  We have had positive cash flows from operations for the past six quarters and including the collection of $107.7 million in income tax refunds in the current quarter, we grew our cash balance to a Company record of $344.4 million at March 31, 2009.  This liquidity provides us with flexibility should the current market conditions persist and/or be more pronounced than originally anticipated, but also allows us to cautiously take advantage of unique opportunities to purchase deeply-discounted lots in select markets in which we have a short supply of buildable lots.

Although we maintain our long-standing position of a build-to-order move-up builder, we have repositioned much of our product to increase affordability to appeal to customers at lower price points.  We are reducing or eliminating certain standard features from our base home models to re-align them with current market conditions, while continuing to provide a wide selection of upgrade options, allowing our customers to customize their new homes with the features they consider most important.  All divisions are also actively re-negotiating material and subcontract labor contracts to achieve further cost savings.  The combined effect of these savings is expected to result in an approximate 30-40% reduction in construction costs for our re-designed products as compared to our 2006 inventories.  The lower cost structure enables us to decrease the selling price of these new homes to a target of $200,000 - $225,000, which is within the FHA pricing cap and allows us to successfully compete with foreclosures.

To appeal to our target customers in the first-time and first-time move-up demographic, we are also planning to temporarily increase our spec inventory levels to an average of four to five homes per active community to ensure we have a sufficient supply of completed homes for buyers looking for an immediate move-in.

Summary Company Results

Total home closing revenue was $231.0 million for the three months ended March 31, 2009, decreasing 37.9% from $371.7 million for the same period last year. Net loss for the first quarter of 2009 improved $27.0 million to a loss of $(18.4) million from a loss of $(45.3) million in the same period last year. This improvement is primarily due to lower volumes of impairments, with $10.5 million (pre-tax) of real estate-related impairments recorded in the first quarter of 2009 as compared to $60.2 million of real-estate impairments in the same period of 2008 and the benefits of our cost-cutting measures implemented in prior periods.

At March 31, 2009, our backlog of $339.2 million reflects a decrease of 52.8% or $379.4 million when compared to the backlog at March 31, 2008 but improved $1.1 million from our December 31, 2008 balance of $338.0 million due to our increased sequential sales, as previously discussed. These year-over-year decreases are due to the declines in demand, compounded by increased price concessions and incentives, as the average sales price in backlog decreased from $277,000 at March 31, 2008 to $253,900 at March 31, 2009. In the first quarter of 2009, our cancellation rate on sales orders improved to 26% of gross orders as compared to 27% in the same period a year ago, and was less than half of our 56% cancellation rate for the three months ended December 31, 2008.

Critical Accounting Policies

The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, real estate, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2009 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2008 Annual Report on Form 10-K.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue

	Three Months Ended March 31,
	2009	2008
Total
Dollars	$230,978	$371,656
Homes closed	932	1,328
Average sales price	$247.8	$279.9
West Region
California
Dollars	$33,424	$70,279
Homes closed	92	173
Average sales price	$363.3	$406.2
Nevada
Dollars	$8,868	$19,875
Homes closed	38	73
Average sales price	$233.4	$272.3
West Region Totals
Dollars	$42,292	$90,154
Homes closed	130	246
Average sales price	$325.3	$366.5
Central Region
Arizona
Dollars	$41,660	$61,436
Homes closed	198	209
Average sales price	$210.4	$294.0
Texas
Dollars	$123,365	$182,772
Homes closed	516	739
Average sales price	$239.1	$247.3
Colorado
Dollars	$11,874	$12,784
Homes closed	39	38
Average sales price	$304.5	$336.4
Central Region Totals
Dollars	$176,899	$256,992
Homes closed	753	986
Average sales price	$234.9	$260.6
East Region
Florida
Dollars	$11,787	$24,510
Homes closed	49	96
Average sales price	$240.6	$255.3

Home Orders

	Three Months Ended March 31,
	2009	2008
Total
Dollars	$232,123	$420,209
Homes ordered	987	1,634
Average sales price	$235.2	$257.2
West Region
California
Dollars	$21,853	$80,008
Homes ordered	54	201
Average sales price	$404.7	$398.0
Nevada
Dollars	$5,388	$21,544
Homes ordered	26	85
Average sales price	$207.2	$253.5
West Region Totals
Dollars	$27,241	$101,552
Homes ordered	80	286
Average sales price	$340.5	$355.1
Central Region
Arizona
Dollars	$32,295	$60,079
Homes ordered	168	260
Average sales price	$192.2	$231.1
Texas
Dollars	$148,899	$217,363
Homes ordered	648	925
Average sales price	$229.8	$235.0
Colorado
Dollars	$8,483	$17,268
Homes ordered	26	48
Average sales price	$326.3	$359.8
Central Region Totals
Dollars	$189,677	$294,710
Homes ordered	842	1,233
Average sales price	$225.3	$239.0
East Region
Florida
Dollars	$15,205	$23,947
Homes ordered	65	115
Average sales price	$233.9	$208.2

	Three Months Ended March 31,
	2009		2008
	Beginning	Ending	Beginning	Ending

Active Communities
Total	178	170	220	215

West Region
California	12	9	27	23
Nevada	12	12	11	11
West Region Total	24	21	38	34

Central Region
Arizona	31	28	36	31
Texas	109	107	127	132
Colorado	3	3	6	6
Central Region Total	143	138	169	169

East Region (Florida)	11	11	13	12

	Three Months Ended March 31,
	2009	2008
Cancellation Rates (1)
Total	26%	27%

West Region
California	23%	27%
Nevada	26%	17%
West Region Total	24%	25%

Central Region
Arizona	17%	21%
Texas	29%	30%
Colorado	28%	19%
Central Region Total	27%	28%

East Region (Florida)	18%	22%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog

	At March 31,
	2009	2008
Total
Dollars	$339,176	$718,538
Homes in backlog	1,336	2,594
Average sales price	$253.9	$277.0
West Region
California
Dollars	$22,339	$91,261
Homes in backlog	49	192
Average sales price	$455.9	$475.3
Nevada
Dollars	$2,973	$20,329
Homes in backlog	13	76
Average sales price	$228.7	$267.5
West Region Totals
Dollars	$25,312	$111,590
Homes in backlog	62	268
Average sales price	$408.3	$416.4
Central Region
Arizona
Dollars	$32,846	$119,201
Homes in backlog	160	441
Average sales price	$205.3	$270.3
Texas
Dollars	$255,689	$418,942
Homes in backlog	1,019	1,658
Average sales price	$250.9	$252.7
Colorado
Dollars	$9,874	$22,621
Homes in backlog	31	63
Average sales price	$318.5	$359.1
Central Region Totals
Dollars	$298,409	$560,764
Homes in backlog	1,210	2,162
Average sales price	$246.6	$259.4
East Region
Florida
Dollars	$15,455	$46,184
Homes in backlog	64	164
Average sales price	$241.5	$281.6

Companywide. Home closings for the quarter ended March 31, 2009 decreased $140.7 million or 37.9% when compared to the same period in the prior year, primarily due to the 396 reduction in units closed with a $32,100 lower average closing price.  Lower sales volume of 987 units in 2009 as compared to 1,634 in 2008 reflect the reduced demand caused by the industry downturn and the economic recession of the past year.  However, our current quarter sales increased 97% sequentially over the quarter ended December 31, 2008 reflecting improved demand, the higher sales generated in the historically successful spring selling season and the positive impact of our 26% cancellation rate.  The year-over-year sales declines coupled with steady closings resulted in a decrease to our backlog of 1,258 units, down to 1,336 homes as of March 31, 2009 as compared to 2,594 homes at March 31, 2008.  In addition, the decrease in our actively-selling community count from 215 at March 31, 2008 to 170 at March 31, 2009 also impacted our sales and backlog levels during the first quarter of 2009 as compared to the same period in the prior year.

Although the positive reception of our repositioned product series was reflected in our sales improvements since the fourth quarter of 2008, the decreases from the first quarter of 2008 highlight the successive quarters of lower demand as a result of the homebuilding industry downturn.  The economic recession further amplified the pressure on sales prices and the lack of potential homebuyers’ commitment to a new home purchase during these uncertain times.  Additionally, the influx of foreclosures, increases in unemployment rates and the tighter lending standards for obtaining mortgage financing during the current credit crisis — both for our homebuyers as well as for the buyers of their existing homes — also dampened demand.  We believe these trends will continue until buyers perceive that the downturn is near bottom and economic conditions have stabilized.  We believe buyers will return as the stabilization of home prices signals that they won’t experience a significant erosion of the value of their new home purchase.

West.  In the first quarter of 2009, home closings in our West Region decreased to 130 units with a value of $42.3 million, a 53.1% and $47.9 million decrease in home closing revenue as compared to the first quarter of 2008, primarily driven by the performance of our California markets.  The Region’s 37.5% decrease in the average number of active communities contributed to the 206 unit, or 72.0% decrease in sales in the first quarter of 2009 as compared to the same period in 2008, which also impacted our ending backlog of $25.3 million, a $86.3 million, or 77.3% decrease from the prior year.  In addition to the market factors noted above, the Region’s decreases reflect the market’s response to the rapid price appreciation experienced in the early part of the decade in both California and Nevada, now further exacerbated by the oversupply of available inventory coupled with reduced selection of mortgage financing products.  We expect that these factors will continue to affect the Region’s closings, sales and backlog throughout 2009.

Central.  The Central Region’s current quarter closings of 753 deliveries generating $176.9 million of revenues are 23.6% and 31.2% lower than those reported in the first quarter of 2008, the smallest declines of any of our Regions.  Although Texas remained our strongest market during the first quarter of 2009 with 516 homes closed, it has experienced noticeable slowing as indicated by the 32.5% decrease in its closing revenue from the same period in 2008, comprising 74.2% of the Region’s total revenue decline.  The Arizona market continues to struggle with an oversupply of existing home inventory, which negatively affected our home sales and led to a 35.4% unit decline in home orders in 2009.  In the Region, the slower sales pace and 16.9% reduction in the average number of active communities led to a 952 unit decline in ending backlog as of March 31, 2009, with average sales prices of homes in backlog of $246,600 in 2009, as compared to $259,400 in the first quarter of 2008.  Although we expect to continue to experience some deterioration in this Region until conditions stabilize, since Texas still has strong job and population growth and did not experience the significant price appreciation in prior years that benefited some of our other markets, we believe the impact of the downturn will be less severe in our Texas communities.

East.  We generated 49 closings in our East Region with $11.8 million of corresponding home revenue in the first quarter of 2009.  The 47 unit decline in deliveries in this Region from the first quarter of 2008 is also attributed to the slowing market.   High foreclosure and job loss levels also underscore the continuing difficulties experienced in this part of the country, leading to a 50 unit decline in our orders for the quarter ended March 31, 2009 to 65 units as compared to 115 in the same period in the prior year.  The impact of these economic factors was also observable in our closing backlog of just 64 units with a value of $15.5 million at March 31, 2009, a 100 unit and $30.7 million decline from the same period in the prior year.  Florida has historically sold a portion of its homes to international investors and is more sensitive to the collapse of the international credit markets in addition to our national recession, which has contributed to Florida being one of the states most affected by the current economic and financial downturn.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Home Closing Gross (Loss)/Profit

West — Dollars	$(1,728)	$(21,015)
West — Percent of home closings revenue	(4.0)%	(23.3)%

Central — Dollars	$18,756	$25,323
Central — Percent of home closings revenue	10.6%	9.9%

East — Dollars	$322	$(3,227)
East — Percent of home closings revenue	2.7%	(13.2)%

Total — Dollars	$17,350	$1,081
Total — Percent of home closings revenue	7.5%	0.3%

Home Closing Gross (Loss)/Profit

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

Home closing gross margin improved to 7.5% for the quarter ended March 31, 2009 as compared to 0.3% for the quarter ended March 31, 2008.  This increase is primarily due to lower levels of impairments recorded in 2009, with $10.5 million recorded in the first quarter of the year versus $44.3 million in the first quarter of 2008.  Excluding these impairments, gross margins were 12.0% and 12.2% for the quarters ended March 31, 2009 and 2008, respectively.  As our average closing prices declined 11.5% in the current quarter, our ability to maintain pre-impairment gross margins at almost the same level as 2008 is due at large extent to the cost benefits achieved through our re-designed product and negotiated price reductions of materials and labor and from the benefit of a lower basis in some of our inventory due to prior impairments.  We have also reduced our construction cycle times, which resulted in further cost savings and helped avoid additional margin compression.  We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.

As previously noted, we are scaling back on standard features offered in our base home models designing smaller homes that are more efficiently constructed and re-bidding construction material and labor contracts, resulting in a significant reduction from mid-to-late 2006 peak construction costs.  These savings should allow us to offer more affordable homes and compete for a larger base of potential homebuyers.  These new homes are aggressively priced to compete with existing resales and foreclosures in their local markets and we have therefore reduced the use of discounts and incentives on these product offerings.

West. Our West Region improved its home closing gross loss to a negative margin of (4.0)% for the three months ended March 31, 2009 from a negative margin of (23.3)% in the same period of 2008.  These margins included impairments of $5.7 million in the three months ended March 31, 2009 versus $26.8 million in the same periods of the prior year.  Excluding these impairments, the gross margins for the first quarter of 2009 and 2008 were 9.3% and 6.4%, respectively.  The increase in pre-impairment gross margins is due to the lower basis of our homes from prior quarter impairments, as well as the benefits realized from the cost reductions noted above.

Central. The Central Region’s 10.6% home closing gross profit for the three months ended March 31, 2009 increased 70 basis points as compared to 9.9% in the same period of 2008. The improvement in gross margin in the current quarter is attributable to reduced impairments recorded in the current quarter as compared to the same period in the prior year, partially offset by reduced sales prices.  The Central Region’s home closing gross margins include $3.6 million of real estate-related impairments for the three months ended March 31, 2009, compared to $11.2 million for the three months ended March 31, 2008.  Excluding these impairments, gross margins would have been 12.6% and 14.2% for the three months ended March 31, 2009 and March 31, 2008, respectively.  The pre-impairment gross margin decrease is due to product mix and deep discounts offered on our old product types so that we can quickly clear out that inventory and focus our selling efforts on our new home series.

East. This Region improved its home closing gross margin to 2.7% for the three months ended March 31, 2009 as compared to a gross loss (13.2)% for the same period in the prior year. The improvement in the home closing gross margin is primarily due to reduced real-estate related impairment charges of $1.2 million during the three months ended March 31, 2009 as compared to $6.4 million for the same period in 2009. Excluding these impairments, gross margins would have been 12.5% for the Region for the three months ended March 31, 2009 consistent with 12.8% for the three months ended March 31, 2008.

	Three Months Ended March 31,
	2009	2008

Commissions and Other Sales Costs
Dollars	$19,145	$33,765
Percent of home closing revenue	8.3%	9.1%

General and Administrative Expenses
Dollars	$13,869	$21,293
Percent of total revenue	6.0%	5.7%

Interest expense
Dollars	$8,330	$5,661

Gain on extinguishment of debt
Dollars	$2,805	$—

(Provision)/benefit for income taxes
Dollars	$(86)	$25,479
Effective tax rate	(0.5)%	36.0%

Commissions and Other Sales Costs

Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs.  As a percentage of home closing revenue, these costs decreased to 8.3% for the three months ended March 31, 2009 from 9.1% for the three months ended March 31, 2008. The decrease primarily relates to reduced advertising spending as we are now focusing on targeted national and regional campaigns where we are able to achieve economies of scale and while continuing to derive benefit from these efforts at the local level.

General and Administrative Expenses

General and administrative expenses represent corporate and divisional overhead expenses such as salaries, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses decreased $7.4 million to $13.9 million for the three months ended March 31, 2009 versus the same period in 2008.  General and administrative expenses were 5.7% of total revenue for the three months ended March 31, 2008 as compared to 6.0% in the same period of 2009.  Although we continue to execute on our cost-cutting and streamlining strategy, particularly in headcount and salary expense reductions, the significant revenue declines outpaced our savings, resulting in an increase in our general and administrative expenses as a percentage of revenue.

Interest Expense

Interest expense is comprised of interest incurred, but not capitalized, on our senior and senior subordinated notes, credit facility and other borrowings.  For the three months ended March 31, 2009 and 2008, our non-capitalizable interest expense was $8.3 million and $5.7 million, respectively.  Due to our concentrated efforts to reduce inventory and sell under-performing assets in 2009 and 2008, the balance of our inventory that is eligible for interest capitalization dropped below the corresponding volume of our debt, resulting in a charge of a large portion of interest expense directly to our statements of operations.  We expect to incur interest charges in excess of our capitalizable amounts for the remainder of 2009.

Gain on Extinguishment of Debt

During the three months ended March 31, 2009, we retired $6.6 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 250,000 shares of our common stock in a privately negotiated transaction.  The transaction was completed at a 45% discount from the face value of the notes, resulting in a $2.8 million gain on early extinguishment of debt which is reflected in our statement of operations for the quarter ended March 31, 2009.  There were no such extinguishments in 2008.

Income Taxes

Our overall effective tax rates were 0.5% for the three months ended March 31, 2009, compared to 36.0% for the three months ended March 31, 2008. The change in our tax rate is attributable to the recording of additional reserves to our tax asset valuation allowance in the current quarter as there is no additional taxable income to offset our 2009 loss based on the federal two-year carryback limitation.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2009 were operating expenses, home construction and the payment of routine liabilities. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings.  In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred.  From a liquidity standpoint, we are currently experiencing the positive effects of the homebuilding cash flow cycle.  Over the last several quarters, our debt balances have decreased and our cash balances have increased as our community count declines.   As these older communities are closing out, our inventory volumes decrease and we are generating positive cash flow which is not offset by initial cash outflows as we are replacing only a few of the subdivisions that are winding down.

We exercise strict controls and believe we have a defined strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory development. We are also maintaining our long-standing position of being a build-to-order builder by minimizing unsold home construction, although we are targeting four-to-five unsold homes per community to have sufficient on-hand inventory to accommodate any immediate move-in demands from first-time buyers or buyers who have recently sold their homes and are wanting a quick move-in. Executing on our strategy of reducing inventory and curtailing spending on under-performing assets, we generated $138.6 million of positive operating cash flows primarily due to the collection of $107.7 million of income tax refunds for the three months ended March 31, 2009 and ended the quarter with $344.4 million of cash and cash equivalents, a record high for the Company.  During the first quarter of 2009, we reduced our inventory by $77.2 million.  As we have no bond maturities until 2014, we intend to continue to grow our cash balances with cash generated from the sale of our inventory, but we may redeploy that cash to acquire deeply discounted finished lots that represent immediate opportunities to generate positive margins in markets where we are short on buildable lot supply and grow our unsold home inventory as discussed.

In addition, we continue to evaluate our capital needs in light of ongoing developments in homebuilding markets and our existing capital structure.  We believe that we currently have strong liquidity.  Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure.  Such additional capital may be in the form of equity or debt financing and may be from a variety of sources.  There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders and increase or interest costs.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management.  Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At March 31, 2009	At December 31, 2008

Notes payable and other borrowings	$622,421	$628,968
Stockholders’ equity	513,539	527,206
Total capital	$1,135,960	$1,156,174
Debt-to-capital (1)	54.8%	54.4%

Notes payable and other borrowings	$622,421	$628,968
Less: cash and cash equivalents	(344,399)	(205,923)
Net debt	278,022	423,045
Stockholders’ equity	513,539	527,206
Total capital	$791,561	$950,251
Net debt-to-capital (2)	35.1%	44.5%

(1)          Debt-to-capital is computed as notes payable and other borrowing divided by the aggregate of total notes payable and stockholders’ equity.

(2)          Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity.

Covenant Compliance

Credit Facility.   We were in compliance with all covenants as of the quarter ended March 31, 2009.  The following tables reflect our debt covenant calculations as of March 31, 2009:

When Interest Coverage is:	Maximum Leverage Ratio:
> 2.00x	< 2.15x
1.00x to 2.00x	< 1.75x
< 1.00x	< 1.50x

The table below shows the required Minimum Interest Coverage Ratio (as defined) as of the end of each quarter:

Quarter	Minimum Interest Coverage Ratio:

Q1 2009	0.50
Q2 2009	0.50
Q3 2009	1.00
Q4 2009	1.00
Q1 2010	1.25
Q2 2010	1.50
Q3 2010	1.75
Thereafter	2.00

If we fail to comply with the Minimum Interest Coverage Ratio, we can alternatively comply with a minimum Adjusted Cash Flow Ratio or Liquidity requirement without breaching our Credit Agreement.  The Adjusted Cash Flow Ratio is defined as (i) GAAP cash flow from operations plus interest incurred to (ii) interest incurred.  The Adjusted Cash Flow Ratio requirement is 1.50 to 1.00.  If we fail to meet the minimum Interest Coverage Ratio and Adjusted Cash Flow requirements, we may alternatively comply with a minimum Liquidity requirement of $125 million where the Interest Coverage Ratio is less than 1.00 to 1.00, or $50 million where the Interest Coverage Ratio is more than 1.00 to 1.00.  Liquidity is defined as unrestricted cash in excess of $5 million, less any borrowing outstanding under the Credit Facility, plus immediate availability under the Facility.

The following table summarizes these covenant thresholds and our respective compliance as of March 31, 2009 pursuant to the Credit Facility:

Financial Covenant		Covenant Requirement	Actual
		($ in millions)
Minimum Net Worth (1)	>	$368,146	$500,270
Leverage Ratio (2)	<	1.75	0.69
Interest Coverage Ratio	>	0.5	1.46
Borrowing Base Debt	<	$493,322	$155,965
Total Land Restriction	<	$697,043	$470,192
Raw Land Restriction	<	$100,054	$56,697
Unsold Units Restriction	<	1,569	550
Model Homes Restriction	<	523	163

(1) Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $13.3 million as of March 31, 2009.

(2) Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.

Senior and Senior Subordinated Notes. We were in compliance with all Senior and Senior Subordinated Note covenants as of March 31, 2009.  The following are our most restrictive key note covenants:

Financial Covenant		Covenant Requirement	Actual
		($ in millions)

Fixed Charge Coverage (1)	>	2.00	1.46
Leverage Ratio (1)	<	3.00	1.31
Minimum Net Worth	>	$60,000	$500,270

(1) Failure to maintain both the Fixed Charges Coverage ratio and the Leverage ratio results in a default under our senior and senior subordinated notes which results in a prohibition from incurring additional indebtedness. As of March 31, 2009, we were in compliance with our Leverage ratio and therefore, the prohibition against incurring additional debt is not applicable.

See Part II, Item 7 on our 2008 Annual Report on Form 10-K for additional discussions regarding these covenants.

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

Seasonality

We typically experience seasonal variations in our quarterly operating results and capital requirements.  Historically, we sell more homes in the first half of the fiscal year than in the second half, which results in more working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year.  We expect this seasonal pattern to continue, although it may be affected by the continuing uncertainty in the homebuilding industry.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report include statements concerning our belief that: we have ample liquidity if current market conditions persist or become more pronounced, and that on a very limited basis, we will be able to take advantage of unique opportunities in select markets; our plans for lot supply reduction, generating positive cash flow and using it for cash reserves, as well as management’s intention to operate conservatively, strengthen our balance sheet and improve liquidity; management estimates regarding future impairments and joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements and actions that we may pursue or that may result from defaults of indebtedness of certain joint ventures, whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in 2009; our land and lot acquisition strategy; demographic and other trends related to the homebuilding industry in general; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our business strategy; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; the expected vesting periods of unrecognized compensation expense; trends and expectations relating to our community count; our future compliance with debt covenants and actions we may take with respect thereto; our exposure to construction defects relating to homes that we constructed with imported drywall, including the potential need for additional warranty reserves relating to such claims;  our estimates concerning the fair values of the assets and liabilities of our joint venture investments; the benefits of our of equity-based compensation program; trends concerning sales prices, construction costs, sales orders, cancellations, gross margins and future home inventories and our strategies and plans relating thereto, including, but not limited to, our belief that lower prices will continue to affect closings, sales and backlog in California and Nevada and that the impact of the economic and homebuilding downturn will be less severe in Texas; our strategies, plans and anticipated benefits, including cost reductions and increased sales, from redesigning our home lines with lower price points; that buyers will return as home prices stabilize; that during 2009 we will incur interest charges in amounts greater than can be capitalized; our strategies and intentions to increase our level of unsold inventory; and seasonality.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented from time to time under the heading “Risk Factors.”

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time. As a result of these and other factors, our stock and note prices may fluctuate dramatically.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our Credit Facility.  The interest rate for this facility fluctuates with the Prime and LIBOR lending rates.  At March 31, 2009, we did not have any funds drawn under our Credit Facility.  A hypothetical 10% interest rate change would not have a material impact on our financial results.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $350.0 million in principal of our 6.25% senior notes due 2015, $143.4 million in principal of our 7.731% senior subordinated notes due 2017, and $130.0 million in principal of our 7.0% senior notes due 2014.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt.

Our operations are interest rate sensitive.  As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing.  Higher interest rates could adversely affect our revenues, gross margins and net earnings/(losses) and would also increase our variable rate borrowing costs, if any.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Hancock Settlement.  As previously reported on Form 8-K filed on September 29, 2008, we were awarded more than $111 million in a unanimous jury verdict in Federal District Court in Phoenix against Greg Hancock, a former division president in the Phoenix division.  In 2001, Mr. Hancock sold the assets of his homebuilding business to us, at which time he concurrently entered into an employment agreement with us.  The jury found that Mr. Hancock breached contractual and fiduciary duties owed to us and committed fraud against us by engaging in side businesses that stole corporate opportunities and goodwill belonging to us while he was president of our Phoenix division.  Subsequent to the jury award, Mr. Hancock filed a voluntary petition for Bankruptcy, under Chapter 11 of the United States Bankruptcy Code (United States Bankruptcy Court for the District of Arizona; Case No. 2:08-bk-14253-GBN), which had the effect of staying post-trial motions and appeals as well as our collection efforts.  In April 2009, we entered into a settlement agreement with Mr. Hancock.  Pursuant to the settlement agreement, Meritage will receive approximately $2,050,000 in cash, together with other property and partnership interests currently owned by Mr. Hancock.  Mr. Hancock may also elect to pay us $5 million in cash as total satisfaction of this settlement agreement.  This settlement agreement is subject to approval by the Bankruptcy Court as part of Mr. Hancock’s overall reorganization plan.  Because the timing and ultimate amount of any collections remain subject to Bankruptcy Court approval, the ultimate outcome cannot be reasonably predicted at this time and we have not recorded any receivables related to this award.

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. About half of these matters relate to home construction defects and general customer claims. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and the factors discussed below, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  The following risk factor discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 is being updated.

We are subject to construction defect and home warranty claims arising in the ordinary course of business, which may lead to additional reserves or expenses.

Construction defect and home warranty claims are common in the homebuilding industry and can be costly.  Therefore, in order to establish a reserve for future potential obligations, we record a warranty charge in connection with every home closing.  Additionally, we maintain general liability insurance and generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work; however, we cannot be assured that our warranty reserves and these insurance rights and indemnities will be adequate to cover all construction defect and warranty claims for which we may be held liable.  For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits.

There has recently been publicity about homes constructed with allegedly defective drywall manufactured in China (referred to as “Chinese drywall”).  During the first quarter of 2009, we became aware (from customer inquiries) that a limited number of the homes we constructed in the Ft. Myers, Florida area between 2005 and 2008 may be exhibiting symptoms typical of the potentially problematic Chinese drywall.  We are continuing our investigation into the nature and scope of the issues related to the Chinese drywall and the possible means and related costs to remedy any potentially defective conditions.  Although we have accrued reserves for post-construction warranties and defects for closed homes, which are intended to cover, among others, claims involving defective construction or defective construction materials, and we maintain general liability insurance, subject to a self-insured retention obligation, we are unable at this time to reasonably estimate our possible loss or exposure relating to Chinese drywall.  We are unable to reasonably estimate our possible loss or exposure because, among other reasons: determining the number of homes that contain potentially problematic Chinese drywall is difficult; we did not directly purchase the drywall materials used to construct our Ft. Myers area homes, rather, our subcontractors purchase and provide such construction materials; the possible means and related costs to remedy any defective conditions is still being evaluated; homes containing Chinese drywall seem to be exhibiting different levels of symptoms attributed to Chinese drywall and may dictate different remedial efforts; the group of other potentially responsible parties, including, but not limited to, manufacturers, subcontractors, retailers, wholesalers, distributors, and their legal obligations for the problem and remedy, together with their financial resources, have not been determined; and the extent of our insurance coverage for Chinese drywall related costs and claims is still being determined.

If and to the extent the scope of the Chinese drywall issue proves to be significantly greater than we currently anticipate, or in the event the cost of remedying issues related to Chinese drywall is significantly greater than we anticipate, or if it is determined that our existing warranty reserves together with our insurance are not sufficient to cover claims, losses or other issues related to the Chinese drywall, we could incur costs or liabilities related to this issue that could have a material adverse effect on our results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own equity securities during the three months ended March 31, 2009.

In the first quarter of 2009, we entered into an Exchange Agreement pursuant to which we exchanged 250,001 shares of our common stock for $6.6 million aggregate principal amount of our 7.731% senior subordinated notes due 2017.  The Common Stock issued in connection with the exchange was issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of March 31, 2009, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.

We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future.  We plan to retain our cash to finance the continuing development of the business.  Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.  Certain of our debt instruments contain restrictions on the payment of cash dividends.  Reference is made to Part II, Item 7 of our Form 10-K for the year ended December 31, 2008 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Part II, Item 8, Financial Statements, Note 6 — Senior Notes.

Reference is made to Note 6 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This note discusses limitations on our ability to pay dividends.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on February 16, 2009.  Stockholders holding 25,194,345 shares, or 82.1% of the outstanding shares, were present in person or by proxy at the Special Meeting.  Our stockholders approved one Company-sponsored proposal.  The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstain
Amendment to Articles of Incorporation to Preserve Value of Net Operating Losses.	25,000,366	134,280	59,699

For additional discussion regarding this amendment, refer to Note 10 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 6. Exhibits —

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive 2006 Proxy Statement

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

4.1	Second Supplemental Indenture — 7.731% Senior Subordinated Notes due 2017	Filed herewith

4.2	Fourth Supplemental Indenture — 6.25% Senior Notes due 2015	Filed herewith

4.3	Sixth Supplemental Indenture — 7.0% Senior Notes due 2014	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of May 2009.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation
4.1	Second Supplemental Indenture — 7.731% Senior Subordinated Notes due 2017
4.2	Fourth Supplemental Indenture — 6¼% Senior Notes due 2015
4.3	Sixth Supplemental Indenture — 7% Senior Notes due 2014
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer