Form 10-Q
period 2009-06-30
Meritage Homes CORP
filed 2009-08-05
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common shares outstanding as of August 4, 2009:  31,672,922

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008

Assets:
Cash and cash equivalents	$385,310	$205,923
Income tax receivables	2,146	111,508
Other receivables	25,864	31,046
Real estate	710,129	859,305
Real estate not owned	8,043	5,762
Deposits on real estate under option or contract	16,436	51,658
Investments in unconsolidated entities	14,416	17,288
Property and equipment, net	19,217	22,692
Intangibles, net	4,350	5,023
Prepaid expenses and other assets	14,739	16,044

Total assets	$1,200,650	$1,326,249

Liabilities:
Accounts payable	$25,501	$31,655
Accrued liabilities	98,298	125,101
Home sale deposits	10,561	8,486
Liabilities related to real estate not owned	6,869	4,833
Senior and senior subordinated notes	604,926	628,968

Total liabilities	746,155	799,043

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 39,559,272 and 38,588,536 shares at June 30, 2009 and December 31, 2008, respectively	396	386
Additional paid-in capital	455,975	436,739
Retained earnings	186,897	278,854
Treasury stock at cost, 7,891,250 shares at June 30, 2009 and December 31, 2008	(188,773)	(188,773)

Total stockholders’ equity	454,495	527,206

Total liabilities and stockholders’ equity	$1,200,650	$1,326,249

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Home closing revenue	$220,414	$373,923	$451,392	$745,579
Land closing revenue	1,125	1,375	1,285	3,148
Total closing revenue	221,539	375,298	452,677	748,727

Cost of home closings	(193,340)	(322,143)	(396,537)	(648,369)
Cost of land closings	(1,044)	(1,397)	(1,195)	(3,084)
Real estate impairments	(66,158)	(28,512)	(76,589)	(72,861)
Land impairments	(222)	(6,630)	(259)	(6,630)
Total cost of closings and impairments	(260,764)	(358,682)	(474,580)	(730,944)

Home closing gross (loss)/profit	(39,084)	23,268	(21,734)	24,349
Land closing gross (loss)	(141)	(6,652)	(169)	(6,566)
Total closing gross (loss)/profit	(39,225)	16,616	(21,903)	17,783

Commissions and other sales costs	(18,098)	(33,669)	(37,243)	(67,434)
General and administrative expenses	(13,775)	(10,453)	(27,644)	(31,746)
Earnings/(loss) from unconsolidated entities, net	852	(2,089)	2,249	(15,618)
Interest expense	(11,332)	(5,538)	(19,662)	(11,199)
Other income, net	3,099	973	4,650	3,270
Gain on extinguishment of debt	6,585	—	9,390	—

Loss before income taxes	(71,894)	(34,160)	(90,163)	(104,944)
(Provision)/benefit for income taxes	(1,708)	10,692	(1,794)	36,171

Net loss	$(73,602)	$(23,468)	$(91,957)	$(68,773)

Loss per common share:
Basic and diluted	$(2.37)	$(0.79)	$(2.97)	$(2.46)

Weighted average number of shares:
Basic and diluted	31,055	29,594	30,933	27,953

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(91,957)	$(68,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,544	6,564
Real estate related impairments	76,848	79,491
Increase in deferred taxes	—	(9,023)
Stock-based compensation	2,293	2,057
Gain on early extinguishment of senior subordinated debt, net of transaction costs	(9,390)	—
Equity in (earnings)/losses from unconsolidated entities (includes $0.2 million and $19.7 million of impairments to joint ventures in 2009 and 2008, respectively)	(2,249)	15,618
Distributions of earnings from unconsolidated entities	3,905	5,361
Changes in assets and liabilities:
Decrease in real estate	104,197	74,686
Decrease in deposits on real estate under option or contract	5,876	6,560
Decrease in income tax receivable	107,660	78,152
Decrease/(increase) in receivables and prepaid expenses and other assets	8,063	(26,453)
Decrease in accounts payable and accrued liabilities	(33,611)	(60,615)
Increase/(decrease) in home sale deposits	2,075	(1,869)
Net cash provided by operating activities	178,254	101,756

Cash flows from investing activities:
Investments in unconsolidated entities	(1,151)	(13,431)
Distributions of capital from unconsolidated entities	1,109	1,862
Purchases of property and equipment	(1,572)	(4,371)
Proceeds from sales of property and equipment	114	105
Net cash used in investing activities	(1,500)	(15,835)

Cash flows from financing activities:
Net repayments under Credit Facility	—	(82,000)
Purchase of treasury stock	—	(3)
Proceeds from issuance of common stock, net of transaction fees	—	82,775
Proceeds from stock option exercises	2,633	783
Net cash provided by financing activities	2,633	1,555

Net increase in cash and cash equivalents	179,387	87,476
Cash and cash equivalents at beginning of period	205,923	27,677

Cash and cash equivalents at end of period	$385,310	$115,153

See supplemental disclosures of cash flow information at Note 11.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization. Meritage Homes is a leading designer and builder of single-family detached homes in the historically high-growth regions of the western and southern United States based on the number of home closings. We offer first-time, move-up, active adult and luxury homes to our targeted customer base. We have operations in three regions:  West, Central and East, which are comprised of 12 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes. At June 30, 2009, we were actively selling homes in 178 communities, with base prices ranging from approximately $99,900 to $966,900.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented.  Certain reclassifications related to the change in income tax receivable have been made to the prior year’s consolidated statement of cash flows in order to conform to the current year presentation.

Subsequent Events.  We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 5, 2009.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Accounting Standards Codification (“ASC”) Sub-Topic 360-10, Property, Plant and Equipment).  Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any.  Land and development costs are typically allocated and transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

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

All of our land inventory and related real estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.   Impairment charges are recorded if the fair value of an asset is less than its carrying amount.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually.  For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying value exceeds their fair value.

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

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are recorded as a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable.  The review of the likelihood of the acquisition of contracted lots is completed in conjunction with the real estate impairment analysis noted above.  Our deposits were $16.4 million and $51.7 million as of June 30, 2009 and December 31, 2008 respectively.

Off-Balance-Sheet Arrangements — Joint Ventures.  Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  We currently have three such active ventures.  We also participate in eight mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our customers and other homebuyers.  See Note 4 for additional information.

Off-Balance-Sheet Arrangements — Other.  We often acquire lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  See Note 3 for further discussion.

We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of both our on- and off-balance-sheet projects.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  At June 30, 2009, we had approximately $12.7 million in outstanding letters of credit and $118.2 million of surety bonds outstanding subject to these indemnity arrangements, of which only $40.2 million of work remains to be completed.  We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At June 30, 2009	At December 31, 2008
Accruals related to real estate development and construction activities	$27,195	$35,494
Payroll and other benefits	7,034	13,702
Accrued taxes	2,988	2,913
Warranty reserves	28,596	28,891
Other accruals	32,485	44,101
Total	$98,298	$125,101

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$27,490	$35,742	$28,891	$36,633
Additions to reserve from new home deliveries	1,760	2,876	3,628	4,790
Warranty claims	(410)	(3,193)	(2,068)	(5,193)
Adjustments to pre-existing reserves	(244)	(1,149)	(1,855)	(1,954)
Balance, end of period	$28,596	$34,276	$28,596	$34,276

Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets, and additions to the reserves are included in cost of sales within the accompanying condensed consolidated statements of operations.

There has recently been publicity about homes constructed with allegedly defective drywall manufactured in China (“Chinese drywall”).  During the first quarter of 2009, we became aware (from customer inquiries) that a limited number of the homes we constructed in the Ft. Myers, Florida area in 2005 and 2006 are exhibiting symptoms typical of the potentially defective Chinese drywall.  As of June 30, 2009, Meritage has not been named as a defendant in any lawsuit pertaining to Chinese drywall, although it is possible that we may in the future become subject to such litigation.

As of June 30, 2009, we have confirmed that 44 of the homes we constructed in the Ft. Myers, Florida area have exhibited symptoms of and thus are suspected of containing defective Chinese drywall.  The defective drywall was delivered and installed in those 44 homes during an approximate six-month period in 2006.  We believe there may be up to an additional 50 homes in the Ft. Myers area that had drywall installed during the same time period and believe it is possible that some of those homes may also contain defective Chinese drywall.  We are continuing our investigation of homes constructed during the relevant time period to determine whether there are homes that we have not yet inspected that contain defective Chinese drywall. Based on our investigation to date, we do not believe defective Chinese drywall was used in homes constructed by us in other areas of Florida or in our other markets outside of Florida.

The above established reserves represent reserves for post-construction warranties and defects for closed homes.  These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials.  We believe that the $28.6 million warranty reserve we have as of June 30, 2009 is sufficient to cover the costs associated with the repair of the 44 homes identified with defective Chinese drywall after taking into account anticipated insurance proceeds from our insurance carrier and those of other responsible parties.  As of June 30, 2009, we have not established any reserves for any additional homes that may contain the defective drywall, although based on the number of homes ultimately identified with Chinese drywall, our net insurance proceeds and our final determination of our required warranty accrual based on management’s review and our actuary’s analysis, we may have additional capacity under our warranty reserves or our insurance proceeds to absorb at least a portion of such costs, if any.  We maintain general liability insurance, subject to a self-insured retention obligation, that we believe would cover a portion of our ultimate defective Chinese drywall exposure.

We are currently unable to reasonably estimate our total possible loss or exposure relating to Chinese drywall because, among other reasons: determining the number of homes that contain potentially defective Chinese drywall is difficult as we are still in the process of doing so; we did not directly purchase the drywall materials used to construct our Ft. Myers area homes, rather, our subcontractors purchased and provided that drywall; the possible means and related costs to remedy any defective conditions is still being evaluated; homes containing defective Chinese drywall seem to be exhibiting different levels of symptoms attributed to defective Chinese drywall and may dictate different repair or remedial efforts; the group of other potentially responsible parties, including, but not limited to, manufacturers, subcontractors, retailers, wholesalers, distributors, and their legal obligations for the problem and remedy, together with their financial resources, have not been determined; and the extent of our insurance coverage for defective Chinese drywall resulting charges and related costs and claims is still being determined.

The outcome of our investigation and analysis may result in the need to establish additional warranty reserves; however, we do not currently expect the total charge to have a material adverse effect on our operations as we believe our exposure is limited due to the relatively limited number of our homes that appear to be impacted, our existing warranty reserves and available insurance.

Recently Issued Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”) (ASC sub-topic 105-10, Generally Accepted Accounting Principles (ASC 105-10)).  This Statement replaces SFAS No. 162 and establishes The FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by all non-governmental entities.  SFAS No. 168 (ASC 105-10) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this Statement is not expected to have a material impact on our financial results.

In May 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”) (ASC Subtopic 810-10, Consolidation (ASC 810-10)).  This Statement amends FIN 46(R) and revises accounting and reporting requirements for entities’ involvement with variable interest entities. The provisions of SFAS No. 167 (ASC 810-10) are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  We are currently evaluating what impact, if any, the adoption of the Statement will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB SFAS No. 140 (“SFAS No. 166”) (ASC Subtopic 860-10, Transfers and Servicing (ASC 860-10)).  This Statement amends SFAS No. 140 and revises accounting and reporting requirements for the transfers of financial assets, the transferor’s continuing involvement (if any) in the transferred financial assets and how such transfers affect the transferor’s financial position, financial performance and cash flows.  The provisions of SFAS No. 166 (ASC 860-10) are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  We do not believe the adoption of SFAS No. 166 (ASC 860-10) will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Staff Position No. 165, Subsequent Events (ASC Subtopic 855-10, Subsequent Events (ASC 855-10)), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new disclosure requirement is effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position resulted in additional quarterly disclosures only.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1 (“FSP FAS 107-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting (ASC Subtopic 825-10-50, Financial Instruments (ASC 825-10-50)), to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements are effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position resulted in additional quarterly disclosures only.

In April 2009, the FASB issued Staff Position No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC Subtopic 820-10, Fair Value Measurement and Disclosures (ASC 820-10)), which provides further clarification for guidance provided by SFAS No. 157, Fair Value Measurements, regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly.  FSP FAS 157-4 (ASC 820-10) is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on our financial results.

In December 2007, the FASB issues SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (ASC Subtopic 810-10. Consolidation (ASC 810-10)).  This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.  We adopted this pronouncement on January 1, 2009, and it did not have a material impact on our consolidated results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”) (ASC Subtopic 805-10, Business Combinations (ASC 805-10)).  SFAS No. 141(R) (ASC 805-10) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS No. 141(R) (ASC 805-10) are effective for us for any business combinations occurring on or after January 1, 2009, and the adoption did not have a material impact on our financial statements.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At June 30, 2009	At December 31, 2008

Homes under contract under construction (1)	$160,649	$170,347
Finished home sites and home sites under development	375,015	455,048
Unsold homes, completed and under construction	78,654	158,378
Model homes	40,855	48,608
Land held for development or sale	54,956	26,924
	$710,129	$859,305

(1)  Also includes the allocated land and land development costs associated with each lot for these homes.

As previously noted, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  Due to the current economic environment, we evaluate all of our real estate and joint venture assets for impairment on a quarterly basis.  If an asset is deemed not recoverable, impairment charges are recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Terminated option/purchase contracts and related pre-acquisition costs:
West	$5,855	$2,806	$5,922	$15,480
Central	55,403	589	55,989	2,184
East	—	943	544	1,303
Total	$61,258	$4,338	$62,455	$18,967

Real estate inventory impairments (1):
West	$2,888	$15,869	$8,497	$29,963
Central	1,340	5,584	4,354	15,211
East	672	2,721	1,283	8,720
Total	$4,900	$24,174	$14,134	$53,894

Impairments of joint venture investments:
West	$219	$168	$219	$1,622
Central	—	400	—	14,762
East	—	3,305	—	3,305
Total	$219	$3,873	$219	$19,689

Impairments of land held for sale:
West	$323	$5,551	$323	$5,551
Central	(101)	1,079	(64)	1,079
East	—	—	—	—
Total	$222	$6,630	$259	$6,630

Total impairments:
West	$9,285	$24,394	$14,961	$52,616
Central	56,642	7,652	60,279	33,236
East	672	6,969	1,827	13,328
Total	$66,599	$39,015	$77,067	$99,180

(1)          Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Individual home impairments (in thousands):
West	$1,266	$9,936	$6,875	$18,546
Central	1,072	5,473	4,083	8,689
East	672	1,811	1,283	6,621
Total	$3,010	$17,220	$12,241	$33,856

The tables below reflect the number of communities with real estate inventory impairments for the three- and six-month periods ended June 30, 2009 and 2008, excluding home-specific impairments (as noted above) and the fair value of these communities as of June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30, 2009
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	3	$1,622	$6,038
Central	1	268	1,072
East	—	—	—
Total	4	$1,890	$7,110

	Three Months Ended June 30, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	11	$5,933	$72,564
Central	3	111	3,353
East	2	910	8,706
Total	16	$6,954	$84,623

	Six Months Ended June 30, 2009
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	3	$1,622	$6,038
Central	2	271	1,401
East	—	—	—
Total	5	$1,893	$7,439

	Six Months Ended June 30, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	20	$11,417	$153,123
Central	18	6,522	57,595
East	2	2,099	8,706
Total	40	$20,038	$219,424

Subject to sufficient qualifying assets, we capitalize interest incurred during the development and construction of real estate. Capitalized interest is allocated to qualified real estate assets as incurred and charged to the statement of operations as a component of closing costs. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Capitalized interest, beginning of period	$26,629	$38,478	$29,779	$41,396
Interest incurred	13,352	10,543	25,004	24,465
Interest expensed	(11,332)	(5,538)	(19,662)	(11,199)
Interest amortized to cost of home, land closings and impairments	(9,065)	(6,648)	(15,537)	(17,827)
Capitalized interest, end of period	$19,584	$36,835	$19,584	$36,835

At June 30, 2009, approximately $1.3 million of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our condensed consolidated balance sheets.

NOTE 3 - VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) (ASC 810-10) requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns if no party absorbs the majority of expected losses, as a result of ownership, contractual or other financial interests in the entity.

Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a variable interest entity, or VIE, may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows.  If we are the primary beneficiary of the VIE, based on the entity’s expected profits and losses and the cash flows associated with changes in the fair value of land under contract, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.”  The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.

We have developed a methodology to determine whether we are the primary beneficiary of the VIE.  Part of this methodology requires the use of estimates in assigning probabilities to various future cash flow possibilities relative to changes in the fair value and in the development costs associated with the property.  Although we believe that our accounting policy properly identifies our primary beneficiary status with these VIEs, changes in the probability and other estimates could produce different conclusions.

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

The table below presents a summary of our lots under option or contract at June 30, 2009 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of	Purchase			Letters of
	Lots	Price	Cash		Credit

Option contracts recorded on balance sheet as real estate not owned (1), (2)	343	$8,043	$1,174		$—
Option contracts not recorded on balance sheet – non-refundable deposits, committed (1)	4,151	177,148	16,284		5,983
Purchase contracts not recorded on balance sheet – non-refundable deposits, committed (1)	—	—	—		—
Total committed (on and off balance sheet)	4,494	185,191	17,458		5,983
Option contracts not recorded on balance sheet – non-refundable, uncommitted (1)(3)	250	3,120	50		—
Purchase contracts not recorded on balance sheet – refundable deposits, uncommitted (4)	217	18,583	102		—
Total uncommitted	467	21,703	152		—
Total lots under option or contracts	4,961	206,894	17,610		5,983

Total option contracts not recorded on balance sheet	4,618	$198,851	$16,436	(5)	$5,983

(1)                                 Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)                                 The purpose and nature of these consolidated lot option contracts (VIEs) is to provide us the option to purchase these lots in the future, in anticipation of building homes on these lots in the future. Specific performance contracts, if any, are included in this balance.  All contracts that are not specific performance contracts are not considered to be firm contractual obligations.

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

(5)                                 Amount is reflected in our condensed consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of June 30, 2009.

Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we are currently experiencing, we may elect to purchase lots at an absorption level that exceeds our sales and home starts pace needed to meet the pre-established minimum number of lots.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

Historically, we have entered into homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.  As of June 30, 2009, we had three active land ventures.  Due to the current homebuilding environment, although we view our involvement with land joint ventures to be beneficial, we do not view such involvement as critical to the success of our homebuilding operations.

We also participate in eight mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities and they originate and provide services to both our clients and other homebuyers. The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to our joint ventures. Our investments in mortgage and title joint ventures as of June 30, 2009 and December 31, 2008 were $0.8 million and $1.4 million, respectively.

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

Repayment Guarantees.  We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  If such a guarantee were ever to be called, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt.  At June 30, 2009 and December 31, 2008, our share of these limited pro rata repayment guarantees was approximately $8.5 million, of which $7.1 million are “bad boy” guarantees (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger such guarantees without our consent, we have classified this $7.1 million as repayment guarantees.

“Bad Boy” Guarantees.  In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees).  These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and to us, and therefore are unlikely to occur; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so.  At June 30, 2009 and December 31, 2008, we had outstanding guarantees of this type totaling approximately $72.5 million.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees of indebtedness under our Credit Facility or senior and senior subordinated indentures.

Other Guarantees.  We and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders.  These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review.  Per the guidance of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (ASC Subtopic 460-10,  Guaranties (ASC 460-10), we believe these other guarantees are either not applicable or not material to our financial results.

Surety Bonds.  We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments.  These surety indemnity arrangements are generally joint and several obligations with our joint venture partners.  Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met.  As of June 30, 2009, we had approximately $1.7 million of surety bonds outstanding subject to these indemnity arrangements, of which only $0.3 million of work remains to be completed.  At December 31, 2008, we had approximately $2.4 million of such surety bonds with only $0.5 million of work remaining to be completed.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries.  In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners.  In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated.  In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage.  In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several.  We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated.  As of June 30, 2009 and December 31, 2008, we did not have any such reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At June 30, 2009	At December 31, 2008
Assets:
Cash	$4,333	$6,817
Real estate	549,272	528,433
Other assets	7,228	11,356
Total assets	$560,833	$546,606

Liabilities and equity:
Accounts payable and other liabilities	$5,810	$11,166
Notes and mortgages payable	383,806	381,228
Equity of:
Meritage (1)	47,096	47,871
Others	124,121	106,341
Total liabilities and equity	$560,833	$546,606

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$4,442	$5,673	$7,983	$11,621
Costs and expenses	(2,143)	(2,831)	(4,244)	(7,502)
Net earnings of unconsolidated entities	$2,299	$2,842	3,739	$4,119
Meritage’s share of pre-tax earnings (2) (3)	$676	$1,786	$2,097	$4,075

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

(2)         The joint venture financial statements above represent the most recent information available to us. For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount and, therefore, the financial statements of the ventures may not yet reflect any real estate impairment charges. We believe, in some cases, that the fair values of the ventures may be less than the related debt. For the three and six months ended June 30, 2009, we recorded $0.2 million of such impairments. For the three and six months ended June 30, 2008, we recorded $3.9 million and $19.7 million, respectively, of impairments related to our joint venture investments. As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials. See Note 2, “Real Estate and Capitalized Interest”, for detail of our joint venture-related impairments.

(3)         Our share of pre-tax earnings is recorded in “Earnings/(loss) from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities includes $1.4 million and $1.6 million at June 30, 2009 and December 31, 2008, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We amortized approximately $71,000 and $104,000 of such assets in the first six months of 2009 and 2008, respectively.

Of the balance of joint venture assets and liabilities, $500.2 million and $362.4 million, respectively, relate to four joint ventures in which we have interests ranging from 20% - 50%.  Of our “bad boy” debt guarantees, the entire $72.5 million related to two of these ventures.  These ventures own assets in difficult markets and are currently in default of their debt agreements.  Although we and our joint venture partners continue to work with the respective lenders to renegotiate the debt or reach other satisfactory alternatives, all debt for these ventures is non-recourse to the partners and the investment in three of the ventures has been fully impaired and is $2.4 million in the fourth venture as of June 30, 2009.  At this time we believe there is limited exposure to us from these investments.

The other venture assets and liabilities noted in the table above primarily represent our other active land ventures, financial ventures and various inactive ventures in which we have a total investment of $12.0 million.  As of June 30, 2009, the debt of these ventures is in compliance with their respective agreements, and except for $1.5 million of our limited repayment guarantees, the debt is non-recourse to us.  These ventures have no “bad boy” guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  Our ownership percentage in these ventures is between 3% - 4%.  Both ventures have been notified of default events on their debt, and one has since dispossessed its assets in a trustee sale and, accordingly, its debt was extinguished.  The lenders of both ventures have filed suit against the joint ventures and/or their members alleging liability under the completion guarantees executed severally by each of the members and their parent companies, including Meritage.  We dispute the allegations contained in each of the lawsuits and intend to vigorously defend our position that no amounts are due under these completion guarantees.  We continue to believe that the debt obligations of the remaining venture with land holdings are non-recourse to the partners and are only payable by the partners if a “bad boy” guarantee is triggered.  We have fully impaired our investment in these joint ventures as of June 30, 2009.  As of December 31, 2008, we had fully impaired our investment in the joint venture that has lost its property to foreclosure and had an investment balance of $0.9 million in the other venture.  The one venture that still has land holdings and corresponding debt has a $7.1 million “bad boy” guaranty that could be triggered upon events beyond our control and, accordingly, is reported as a limited repayment guaranty.

At June 30, 2009, our total investment in unconsolidated joint ventures of $14.4 million is primarily comprised of $14.1 million in our Central Region and $0.3 million in our West Region.  At December 31, 2008, our total investment in unconsolidated joint ventures of $17.3 million is primarily comprised of $15.9 million in our Central Region and $1.1 million in our West Region.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

Loans payable consists of the following (in thousands):

	At June 30, 2009	At December 31, 2008
$150 million unsecured revolving credit facility, interest payable monthly at LIBOR (0.32% at June 30, 2009) plus 2.63% or prime (3.25% at June 30, 2009) (1)	$—	$—

Total loans payable and other borrowings	$—	$—

(1)                                  On  May 19, 2009, we amended our Senior Unsecured Credit Facility (“Credit Facility”) to reduce the borrowing capacity to $150 million from $500 million.

We had no outstanding loans or other borrowing balances at June 30, 2009 or December 31, 2008.  Our Credit Facility matures in May 2011.

We are planning to terminate our Credit Facility in the third quarter of 2009.  We expect to record an approximate $1 million charge from the write-off of remaining capitalized origination fees, but expect an approximate $2 million savings in fees over the remaining life of the facility.  We do not anticipate the need for Credit Facility availability through May 2011 and intend to enter into new credit commitments for about $40-$50 million to replace our current $22 million in letters of credit supported by the current Credit Facility, as well as our future letter of credit needs.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior and senior subordinated notes consist of the following (in thousands):

	At June 30, 2009	At December 31, 2008
7.0% senior notes due 2014. At June 30, 2009, and December 31, 2008, there was approximately $43 and $47 in unamortized premium, respectively	$130,043	$130,047
6.25% senior notes due 2015. At June 30, 2009 and December 31, 2008, there was approximately $0.9 and $1.1 million in unamortized discount, respectively	349,008	348,921
7.731% senior subordinated notes due 2017	125,875	150,000
	$604,926	$628,968

Our Credit Facility and indentures for our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended June 30, 2009, we were in compliance with our covenants.

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

During the six months ended June 30, 2009, we retired $24.1 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 783,000 shares of our common stock in a privately negotiated transaction.  The transaction was completed at an average discount of 41% from the face value of the notes, resulting in a $6.6 million and $9.4 million gain on early extinguishment of debt which is reflected in our statement of operations for the three- and six-month periods ending June 30, 2009, respectively.

NOTE 7 – FAIR VALUE DISCLOSURES

Effective January 1, 2009, we adopted SFAS No. 157 (ASC 820-10) for non-recurring fair value measurements of our non-financial assets and liabilities.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets.  The three levels are defined as follows:

•                  Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

•                  Level 2 –Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•                  Level 3 – Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the company’s own estimates about the assumptions that market participants would use to value the asset or liability.

If the only observable inputs are from inactive markets or for transactions which the company evaluates as “distressed”, the use of Level 1 inputs should be modified by the company to properly address these factors, or the reliance of such inputs may be limited, with a greater weight attributed to Level 3 inputs.

A summary of our assets re-measured at fair value on June 30, 2009 is as follows (in thousands):

		Fair Value Measurements of Reporting Date Using
	As of June 30, 2009	Level 1	Level 2	Level 3
Description:
Long-lived assets held and used	$18,825	—	—	$18,825

During the three months ended June 30, 2009, long-lived assets held and used with an initial basis of $23.7 million were impaired and written down to their fair value of $18.8 million, resulting in an impairment of $4.9 million, which is included in our consolidated statement of operations for the quarter ended June 30, 2009.

Financial Instruments.    The value of our fixed-rate debt is derived from quoted market prices by independent dealers.

The estimated fair value of our 7.0% senior notes at June 30, 2009 and December 31, 2008 was $100.8 and $78.7 million, respectively.  The aggregate principal amount of these notes at June 30, 2009 and December 31, 2008 was $130.0 million.

The estimated fair value of our 6.25% senior notes at June 30, 2009 and December 31, 2008 was $269.5 and $197.8 million, respectively.  The aggregate principal amount of these notes at December 31, 2008 was $350.0 million.

The estimated fair value of our 7.731% senior subordinated notes at June 30, 2009 and December 31, 2008 was $88.1 and $71.2 million, respectively.  The aggregate principal amount of these notes at June 30, 2009 and December 31, 2008 was $125.9 million and $150.0 million, respectively.

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 – LOSS PER SHARE

Basic and diluted loss per common share is presented in conformity with SFAS No. 128, “Earnings per Share” (ASC Subtopic 260-10, Earnings Per Share (ASC 260-10)). The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted average number of shares outstanding	31,055	29,594	30,933	27,953

Effect of dilutive securities:
Stock options and restricted stock (1)	—	—	—	—

Diluted weighted average shares outstanding	31,055	29,594	30,933	27,953

Net loss	$(73,602)	$(23,468)	$(91,957)	$(68,773)

Basic loss and diluted loss per share (1)	$(2.37)	$(0.79)	$(2.97)	$(2.46)

Total antidilutive stock options outstanding not included in the calculation of diluted loss per share	1,848	2,391	1,848	2,391

(1)

For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 9 - STOCK-BASED COMPENSATION

We have two stock compensation plans (together, the “Plans”).  The Plans, which have been amended from time to time, were approved by our stockholders and are administered by our Board of Directors.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,500,000 shares of common stock, of which 727,504 shares remain available for grant at June 30, 2009.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Option awards are generally granted with an exercise price equal to the closing market price of Meritage stock on the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The fair values of option awards are estimated using a Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
	2009	2008
Expected volatility	86.48%	54.52%
Expected dividends	0%	0%
Expected term (in years)	3.7	4.6
Risk-free interest rate	1.6%	3.0%
Weighted average grant date fair value of options granted	$8.22	$7.79

As of June 30, 2009, we had $11.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining respective vesting periods — a weighted-average period of 3.53 years. For the three months ended June 30, 2009 and 2008, our total stock-based compensation expense was $1.2 million ($0.8 million net of tax) and $0.7 million ($0.4 million net of tax), respectively.  For the six months ended June 30, 2009 and 2008, our total stock-based compensation expense was $2.3 million ($1.4 million net of tax) and $2.1 million ($1.3 million net of tax), respectively.  We granted 325,500 options and 205,000 non-vested shares during the first six months of 2009.  We also granted an additional 202,500 non-vested shares that will only vest if certain performance criteria are met.  The expense associated with these performance-based non-vested shares will only be recognized when it is determined to be likely that the target performance thresholds will be met and the shares will vest.

NOTE 10 - INCOME TAXES

Components of the income tax provision/(benefit) are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Federal	$1,740	$(11,255)	$1,778	$(35,460)
State	(32)	563	16	(711)
Total	$1,708	$(10,692)	$1,794	$(36,171)

Our unrecognized tax benefits were $3.0 million at June 30, 2009 and include interest and penalties related to uncertain tax positions.  There have been no material changes in unrecognized tax benefits during the quarter ended June 30, 2009.  The total amount of interest and penalties on uncertain tax positions included in income tax expense for the three months ended June 30, 2009 was $38,000 of interest accrued on continuing positions.    We currently have approximately $2.3 million in unrecognized tax benefits related to the deduction of executive compensation that will be affected by expiring statutes of limitations within the next twelve months.

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) (ASC Subtopic 740-10, Income Taxes (ASC 740-10)), we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives.  Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a valuation allowance against our deferred tax assets during 2008.  We have determined that the weight of the negative evidence continues to exceed that of the positive evidence and that it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, we continue to maintain a full valuation allowance on our deferred tax asset balance by recording additional valuation reserves against any tax benefit from NOLs, as there is no available taxable income to offset our losses in the two-year carryback period.

At June 30, 2009 and December 31, 2008, we had a valuation allowance of $162.1 million and $127.1 million, respectively, against deferred tax assets which include the tax benefit from NOL carryovers.  Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws, which currently would allow us to offset future taxable income generated through 2029.  On an ongoing basis, we will continue to review all available information to determine if and when we expect to realize our deferred tax assets and NOL carryovers.

At June 30, 2009 and December 31, 2008, the income tax receivable of $2.1 million and $111.5 million, respectively, consists of net tax refunds that we expect to receive within one year.   We collected $107.7 million of our December 31, 2008 receivable in the first half of 2009.  In the second quarter of 2009, we adjusted our 2008 receivable by $1.5 million based on better information obtained in the process of preparing the consolidated federal income tax return.  Due to the valuation allowance on the deferred tax assets, there was no corresponding deferred tax offset to the receivable adjustment.

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

At our Special Meeting of Stockholders held on February 16, 2009, our stockholders approved an amendment to our Articles of Incorporation that will help preserve the value of our NOLs and our ability to use our NOLs to offset future taxable income.  The amendment restricts certain transfers of our common stock in order to avoid the limitations imposed by Internal Revenue Code (the “Code”) §382, which addresses the use of NOL carryforwards subsequent to an ownership change, as defined by that Code Section.

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash paid during the period for:
Interest, net of interest capitalized	$16,707	$18,481
Non-cash operating activities increase:
Real estate not owned	$2,281	$1,007
Non-cash investing activities:
Distributions from unconsolidated entities	$261	$7,580
Non-cash financing activities:
Equity issued for debt extinguishment	$14,312	$—
Changes in model home lease program	$—	$(12,982)

NOTE 12 — OPERATING AND REPORTING SEGMENTS

As defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (ASC 280-10, Segment Disclosures), we have six operating segments (the six states in which we operate). We have aggregated our operating segments into three reporting segments based on similar long-term economic characteristics and geographical proximity. Our reporting segments are as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue (1):
West	$30,520	$80,790	$72,812	$171,007
Central	179,580	270,842	356,639	529,544
East	11,439	23,666	23,226	48,176
Consolidated total	221,539	375,298	452,677	748,727

Operating (loss)/income (2):
West	(11,419)	(28,863)	(18,746)	(62,807)
Central	(53,607)	2,565	(55,127)	(3,001)
East	(1,037)	(4,150)	(2,343)	(11,172)

Segment operating loss	(66,063)	(30,448)	(76,216)	(76,980)
Corporate and unallocated (3)	(5,035)	2,942	(10,574)	(4,417)
Earnings/(loss) from unconsolidated entities, net	852	(2,089)	2,249	(15,618)
Interest expense	(11,332)	(5,538)	(19,662)	(11,199)
Other income, net	3,099	973	4,650	3,270
Gain on extinguishment of debt, net of transaction costs	6,585	—	9,390	—

Loss before income taxes	$(71,894)	$(34,160)	$(90,163)	$(104,944)

	At June 30, 2009
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$131	$16,125	$180	$—	$16,436
Real estate	131,169	538,813	40,147	—	710,129
Investments in unconsolidated entities	260	13,873	61	222	14,416
Other assets	8,978	48,689	3,931	398,071	459,669
Total assets	$140,538	$617,500	$44,319	$398,293	$1,200,650

	At December 31, 2008
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$268	$49,944	$1,446	$—	$51,658
Real estate	184,437	631,015	43,853	—	859,305
Investments in unconsolidated entities	1,157	15,659	200	272	17,288
Other assets	9,264	54,529	2,247	331,958	397,998
Total assets	$195,126	$751,147	$47,746	$332,230	$1,326,249

(1)

Revenue includes the following land closing revenue, by segment (in thousands): three months ended June 30, 2009 - $1,125 in Central Region; three months ended June 30, 2008 - $1,375 in Central Region; six months ended June 30, 2009 - $1,285 in the Central Region; six months ended June 30, 2008 - $63 in the West Region and $3,085 in Central Region.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview, Industry Outlook and Company Actions

During the first half of 2009, our operations continued to be impacted by the economic recession resulting in difficult year-over-year comparisons of our operational results.  Competition for home buyers remained intense with existing home foreclosures, and the selection of mortgage financing products remains limited with more restrictive underwriting standards.  Therefore, even though home affordability has significantly improved over the past several years, benefiting from both low prices and low interest rates, we have not yet seen a significant market recovery, although we are beginning to see some signs of stabilization in certain of our markets as our sales pace strengthened during the spring selling season, an early indicator of a potential shift in consumer confidence.  We have adjusted our operations to reflect this prolonged industry contraction by reducing our active community count by 16.4%, or 35 communities, over a year ago.  As such, although our home orders declined 22.1% and 31.3%, respectively, in the three and six months ended June 30, 2009 as compared to the prior year, our absorptions per active community remained relatively stable, with 6.6 sales per community for the current quarter as compared to 6.9 comparable sales in the second quarter of 2008.

During the first half of 2009, we continued to focus on our goals to generate positive cash flow and strengthen our balance sheet.  We have had positive cash flows from operations for the past seven quarters, including the collection of $107.7 million in income tax refunds in the first half of 2009, and we grew our cash balance to a Company record of $385.3 million at June 30, 2009.  We believe this liquidity provides us with flexibility given the current difficult market conditions but also allows us to take advantage of unique opportunities to purchase deeply-discounted lots in select markets in which we have a short supply of buildable lots.

During this downturn, we have repositioned much of our product to increase affordability to appeal to customers at lower price points. Our lower cost structure is enabling us, in most cases, to decrease the selling price of these new homes below the FHA pricing cap and allows us to successfully compete with foreclosures. We are reducing or eliminating certain standard features from our base home models to re-align them with current market demands, while continuing to provide a wide selection of upgrade options, allowing our customers to personalize their new homes with the features they consider most important.  All divisions have been re-negotiating material and subcontract labor contracts to achieve further cost savings.

To appeal to our target customers in the first-time and first-time move-up demographic, we are also planning to temporarily increase our spec starts to ensure we have a sufficient supply of completed homes for buyers looking for an immediate move-in.  Approximately half of our sales during the second quarter of 2009 were from spec sales, which contributed to the decline in our unsold inventory to $78.7 million, or 491 homes, at June 30, 2009, as compared to $158.4 million at December 31, 2008, comprised of 768 homes.

Summary Company Results

Total home closing revenue was $220.4 and $451.4 million for the three and six months ended June 30, 2009, respectively, decreasing 41.1% and 39.5% from the same periods last year. Net loss for the first quarter and first half of 2009 increased $50.1 and $23.2 million to a loss of $73.6 and $92.0 million. The quarter-over-quarter decline is primarily due to impairments, with $66.6 million (pre-tax) of real estate-related impairments recorded in the first quarter of 2009 as compared to $39.0 million in the same period of 2008.  The second quarter impairments in 2009 are primarily comprised of a $55.4 million write-off related to the abandonment of our last significant optioned project.  The project, a 1,200 lot parcel in North Phoenix, was no longer projected to generate profits sufficient to justify the additional investment needed to move forward with its purchase.  The six-month net loss decline is primarily due to the $36.2 million tax benefit recorded during 2008.  As we fully reserved our deferred tax assets in the third quarter of 2008, no tax benefits are reflected in our 2009 results, although we will be able to use our $162.1 million deferred tax asset to offset an estimated $450 million of future taxable income.

At June 30, 2009, our backlog of $382.3 million reflects a decrease of 47.7% or $349.2 million when compared to the backlog at June 30, 2008 but improved $43.1 million from our March 31, 2009 balance of $339.2 million due to our increased sequential sales, as previously discussed. The year-over-year decreases are due to the declines in demand, compounded by increased price concessions and incentives, as the average sales price in backlog decreased from $273,000 at June 30, 2008 to $240,000 at June 30, 2009. In the second quarter of 2009, our cancellation rate on sales orders improved to 23% of gross orders as compared to 29% in the same period a year ago.

Critical Accounting Policies

The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, real estate, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2009 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2008 Annual Report on Form 10-K.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total
Dollars	$220,414	$373,923	$451,392	$745,579
Homes closed	890	1,388	1,822	2,716
Average sales price	$247.7	$269.4	$247.7	$274.5

West Region
California
Dollars	$22,299	$64,548	$55,723	$134,827
Homes closed	64	152	156	325
Average sales price	$348.4	$424.7	$357.2	$414.9
Nevada
Dollars	$8,221	$16,242	$17,089	$36,117
Homes closed	41	61	79	134
Average sales price	$200.5	$266.3	$216.3	$269.5
West Region Totals
Dollars	$30,520	$80,790	$72,812	$170,944
Homes closed	105	213	235	459
Average sales price	$290.7	$379.3	$309.8	$372.4

Central Region
Arizona
Dollars	$30,786	$68,432	$72,446	$129,868
Homes closed	152	266	350	475
Average sales price	$202.5	$257.3	$207.0	$273.4
Texas
Dollars	$137,473	$191,839	$260,838	$374,611
Homes closed	552	789	1,068	1,528
Average sales price	$249.0	$243.1	$244.2	$245.2
Colorado
Dollars	$10,196	$9,197	$22,070	$21,981
Homes closed	30	26	69	64
Average sales price	$339.9	$353.7	$319.9	$343.5
Central Region Totals
Dollars	$178,455	$269,468	$355,354	$526,460
Homes closed	734	1,081	1,487	2,067
Average sales price	$243.1	$249.3	$239.0	$254.7

East Region
Florida
Dollars	$11,439	$23,665	$23,226	$48,175
Homes closed	51	94	100	190
Average sales price	$224.3	$251.8	$232.3	$253.6

Home Orders

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total
Dollars	$263,493	$386,804	$495,616	$807,013
Homes closed	1,147	1,473	2,134	3,107
Average sales price	$229.7	$262.6	$232.2	$259.7

West Region
California
Dollars	$31,352	$65,137	$53,205	$145,145
Homes closed	103	165	157	366
Average sales price	$304.4	$394.8	$338.9	$396.6
Nevada
Dollars	$7,524	$17,509	$12,912	$39,053
Homes closed	40	67	66	152
Average sales price	$188.1	$261.3	$195.7	$256.9
West Region Totals
Dollars	$38,876	$82,646	$66,117	$184,198
Homes closed	143	232	223	518
Average sales price	$271.9	$356.2	$296.5	$355.6

Central Region
Arizona
Dollars	$46,510	$60,823	$78,805	$120,902
Homes closed	241	285	409	545
Average sales price	$193.0	$213.4	$192.7	$221.8
Texas
Dollars	$147,878	$218,454	$296,777	$435,817
Homes closed	654	876	1,302	1,801
Average sales price	$226.1	$249.4	$227.9	$242.0
Colorado
Dollars	$14,085	$10,282	$22,568	$27,550
Homes closed	46	29	72	77
Average sales price	$306.2	$354.6	$313.4	$357.8
Central Region Totals
Dollars	$208,473	$289,559	$398,150	$584,269
Homes closed	941	1,190	1,783	2,423
Average sales price	$221.5	$243.3	$223.3	$241.1

East Region
Florida
Dollars	$16,144	$14,599	$31,349	$38,546
Homes closed	63	51	128	166
Average sales price	$256.3	$286.3	$244.9	$232.2

	Six Months Ended June 30,
	2009		2008
	Beginning	Ending	Beginning	Ending

Active Communities
Total	178	178	220	213

West Region
California	12	12	27	17
Nevada	12	12	11	12
West Region Total	24	24	38	29

Central Region
Arizona	31	31	36	31
Texas	109	108	127	136
Colorado	3	4	6	5
Central Region Total	143	143	169	172

East Region (Florida)	11	11	13	12

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cancellation Rates (1)
Total	23%	29%	25%	28%

West Region
California	24%	30%	24%	29%
Nevada	15%	16%	20%	16%
West Region Total	22%	27%	23%	25%

Central Region
Arizona	12%	21%	14%	21%
Texas	28%	30%	29%	30%
Colorado	12%	37%	18%	27%
Central Region Total	24%	29%	25%	28%

East Region (Florida)	16%	47%	17%	32%

(1)   Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog

	At June 30,
	2009	2008
Total
Dollars	$382,255	$731,419
Homes in backlog	1,593	2,679
Average sales price	$240.0	$273.0

West Region
California
Dollars	$31,392	$91,850
Homes in backlog	88	205
Average sales price	$356.7	$448.0
Nevada
Dollars	$2,276	$21,596
Homes in backlog	12	82
Average sales price	$189.7	$263.4

West Region Totals
Dollars	$33,668	$113,446
Homes in backlog	100	287
Average sales price	$336.7	$395.3

Central Region
Arizona
Dollars	$48,570	$111,592
Homes in backlog	249	460
Average sales price	$195.1	$242.6
Texas
Dollars	$266,094	$445,557
Homes in backlog	1,121	1,745
Average sales price	$237.4	$255.3
Colorado
Dollars	$13,763	$23,706
Homes in backlog	47	66
Average sales price	$292.8	$359.2
Central Region Totals
Dollars	$328,427	$580,855
Homes in backlog	1,417	2,271
Average sales price	$231.8	$255.8

East Region
Florida
Dollars	$20,160	$37,118
Homes in backlog	76	121
Average sales price	$265.3	$306.8

Companywide. Home closing revenue for the three months ended June 30, 2009 decreased $153.5 million or 41.1% when compared to the same period in the prior year, primarily due to the 498 reduction in units closed and a $21,700 lower average closing price.  Closing units for the six months ended June 30, 2009 experienced comparable declines of 894 homes and $294.2 million from the first half of 2008.  Lower sales volume of 2,134 units in the first six months of 2009 as compared to 3,107 in the same period of 2008 reflect the reduced demand caused by the industry downturn as it continues to be impacted by the economic recession.  However, our current quarter sales increased 16.2% over the first quarter of 2009 and 129.4% over the quarter ended December 31, 2008 reflecting improved demand, the higher sales generated in the historically strong spring selling season and the positive impact of our lower cancellation rates in the current year.  The year-over-year sales declines coupled with steady closings resulted in a decrease to our backlog of 1,086 units, down to 1,593 homes as of June 30, 2009 as compared to 2,679 homes at June 30, 2008.  Our sales and backlog were also impacted by the 16.4% decrease in our actively-selling community count from 213 at June 30, 2008 to 178 at June 30, 2009.

The homebuilding market has been experiencing some positive trends in recent months.  As reported by the U.S. Department of Housing and Urban Development, new home permits, new home starts and new home sales have all increased sequentially in April, May and June 2009.  Additionally, the average months’ supply of inventory decreased to 8.8 months, lower than it’s been since mid 2007.  While we do expect additional foreclosures to continue to negatively affect sales performance for the next several quarters, these mostly positive trends contributed to our improved home sales and our belief that there may be some early indications that as the market stabilizes, consumer confidence in the industry is returning.

West.  In the second quarter of 2009, home closings in our West Region decreased 108 units or 50.7%, with a 23.4% decline in average sales price, for total revenue of $30.5 million, a 62.2% or $50.3 million decrease in home closing revenue as compared to the second quarter of 2008.  These results were primarily due to the 88 unit and $42.2 million revenue decreases in our California markets.  The Region’s 28.4% decrease in the average number of active communities contributed to the 89 unit decrease in sales in the second quarter of 2009 as compared to the same period in 2008, which also impacted our ending backlog of $33.7 million, a $79.8 million, or 70.3% decrease from the prior year.  For the six months ended June 30, 2009, home closings in our West Region decreased to 235 units with a value of $72.8 million, a 57.4% decrease in home closing revenue as compared to the same period in the prior year.  The Region’s closings reflect the poor economic conditions of the past several quarters, while the average sales price decreases are also impacted by our new lower-priced product, which will continue to be a more significant portion of our total sales and closings mix.

Central.  In the second quarter of 2009, home closings in our Central Region decreased 347 units, or 32.1%, with a 2.5% decline in average sales price, for total revenue of $178.5 million, a 33.8% or $91.0 million decrease in home closing revenue as compared to the second quarter of 2008, the smallest percentage declines of any of our Regions.  Although Texas remained our strongest market during the second quarter of 2009 with 552 homes closed, it has experienced noticeable slowing as indicated by the 28.3% decrease in its closing revenue from the same period in 2008, comprising 59.7% of the Region’s total revenue decline.  The Arizona market continues to work through its oversupply of existing home inventory and foreclosures, which negatively affected our home sales and led to a 15.4% unit decline in home orders for the three months ended June 30, 2009.  In the Region, the slower sales pace led to an 854 unit decline in ending backlog as of June 30, 2009, with average sales prices of homes in backlog of $231,800 in 2009, as compared to $255,800 as of June 30, 2008.  The total backlog values and average backlog price declines reflect our continued focus to target the market’s entry level and first time move-up customer price point, which comprise the majority of today’s buyer demographic.  For the six months ended June 30, 2009, closings of 1,487 units generating $355.4 million of revenues represent declines of 28.1% and 32.5% from the same period in 2008.  The 640 unit and $186.1 million decrease in sales in the first six months of 2009 echo the declines experienced in the second quarter.  Although we expect to continue to experience some deterioration in this Region until conditions stabilize, as Texas does not appear to have been as affected by the current economic downturn and did not experience the significant price appreciation in prior years that benefited some of our other markets, we believe the impact of the negative economic conditions will be less severe in our Texas communities and, therefore, the Central Region.

East.  In the second quarter of 2009, home closings in our East Region decreased 43 units, or 45.7%, with a 10.9% decline in average sales price, for total revenue of $11.4 million, a 51.7% or $12.2 million decrease in home closing revenue as compared to the second quarter of 2008.  The 43 unit decline in deliveries in this Region from the prior year only includes three closings from Ft. Myers communities, as compared to 15 in 2008.  Our Ft. Myers operation is almost fully wound down as of June 30, 2009.  The results also reflect the slowed sales pace of the last several quarters, when Florida’s homebuilding market was one of the most difficult in the nation.  We have recently acquired deeply-discounted lots and started operating in several desirable communities in Central Florida, replacing some of our older close-out communities and leading to a 12 unit increase in our orders for the quarter ended June 30, 2009 to 63 units as compared to 51 in the same period in the prior year.  However, the full benefit of these new communities has not yet been realized, and we ended the current quarter with a closing backlog of 76 units with a value of $20.2 million at June 30, 2009, a 45 unit and $17.0 million decline from the same period in the prior year.  For the six months ended June 30, 2009, closings of 100 units in our East Region with $23.2 million of corresponding home revenue declined $24.9 million, or 51.8%, compared to the six months ended June 30, 2008.  Yet, our East Region only experienced a 22.9% unit decline and benefited from a 5.5% increase in average sales prices in year-to-date sales as compared to 2008, reflecting the impact of the communities previously discussed.  Florida has historically sold a portion of its homes to international investors and is more sensitive to the collapse of the international credit markets in addition to our national recession, which has contributed to Florida being one of the states that was most affected by the economic and financial downturn.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Home Closing Gross (Loss)/Profit

West — Dollars	$(6,281)	$(11,822)	$(8,009)	$(32,837)
West — Percent of homes closing revenue	(20.6)%	(14.6)%	(11.0)%	(19.2)%

Central — Dollars	$(33,542)	$35,332	$(14,786)	$60,655
Central — Percent of home closing revenue	(18.8)%	13.1%	(4.2)%	11.5%

East — Dollars	$739	$(242)	$1,061	$(3,469)
East — Percent of home closing revenue	6.5%	(1.0)%	4.6%	(7.2)%

Total — Dollars	$(39,084)	$23,268	$(21,734)	$24,349
Total — Percent of home closing revenue	(17.7)%	6.2%	(4.8)%	3.3%

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

Home closing gross loss decreased to a negative margin of (17.7)% for the quarter ended June 30, 2009 as compared to 6.2% for the quarter ended June 30, 2008.  This decrease is primarily due to higher levels of impairments recorded in 2009, with $66.2 million recorded in the second quarter of the year versus $28.5 million in the second quarter of 2008.  The 2009 impairments primarily comprised of $55.4 million related to the termination of the optioned project in North Phoenix, Arizona, our last large optioned project.  Excluding these impairments, gross margins were 12.3% and 13.8% for the quarters ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009, the gross loss was (4.8)%, an 810 basis point decrease from the same period in the prior year.  Excluding the impact of impairments of $76.6 million and $72.9 million in the first half of 2009 and 2008, respectively, gross margins were 12.2% and 13.0% for the same periods.  As our average closing prices declined 8.1% and 9.8%, respectively, in the current quarter and first half of 2009, our ability to maintain pre-impairment gross margins at almost the same level as 2008, in spite of average sales price decreases, is due at large extent to the cost benefits achieved through our re-designed product and negotiated price reductions of materials and labor and from the benefit of a lower basis of some of our inventory due to the bargain prices obtained on our recently-acquired lots and prior impairments.  We have also reduced our construction cycle times, which resulted in further cost savings, and the deeply discounted lots that were recently acquired also helped avoid additional margin compression.  We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.

West. Our West Region home closing gross loss declined to a negative margin of (20.6)% for the three months ended June 30, 2009 from a negative margin of (14.6)% in the same period of 2008.  For the first six months of 2009, the gross loss was (11.0)% compared to (19.2)% in the first six months of 2008.  These losses included impairments of $8.7 million and $14.4 million, respectively, in the three and six months ended June 30, 2009 versus $18.7 million and $45.4 million, respectively, in the same periods of the prior year.  Excluding these impairments, the gross margins were relatively consistent between 2009 and 2008, as the second quarter of 2009 and 2008 were 8.1% and 8.5%, respectively, and 8.8% and 7.4% for the first half of 2009 and 2008.  As discussed above, we have been successful in reducing costs in line with sales price declines in this Region, generating similar margins over the past 12 months.

Central. The Central Region’s (18.8)% and (4.2)% home closing gross loss for the three and six months ended June 30, 2009 decreased from 13.1% and 11.5% in the same periods of 2008. The decline in gross margin in the current quarter is attributable to the increased volume of impairments recorded in the current quarter as compared to the same period in the prior year, comprised primarily of the termination of the North Phoenix project noted above, and by reduced sales prices. The Central Region’s home closing (losses)/margins include $56.7 million and $60.3 million of real estate-related impairments for the three and six months ended June 30, 2009, compared to $6.2 million and $17.4 million for the three and six months ended in the same periods of 2008.  Excluding these impairments, gross margins would have been 13.0% and 15.4% for the three months ended June 30, 2009 and June 30, 2008, respectively, and 12.8% and 14.8% for the six months ended June 30, 2009 and June 30, 2008, respectively.  The decrease is primarily due to declines in the Texas margins from the impact of the fall 2008 credit crisis and ensuing economic downturn.  Prior to that time, Texas was much less affected by the downturn in the homebuilding industry.  The pre-impairment gross margin decrease is also due to the larger presence of Texas in the composition of this Region’s closing activity, and the lower margins achieved in the Texas markets.

East. This Region experienced a home closing gross margins of 6.5% and 4.6% for the three and six months ended June 30, 2009 as compared to (1.0)% and (7.2)% for the same periods in the prior year. The improvement in the home closing gross margin is primarily due to reduced real-estate related impairment charges of $0.7 million and $1.8 million during the three and six months ended June 30, 2009, respectively. The impairment charges in the same periods of the prior year were $3.7 million and $10.0 million. Excluding these impairments, gross margins would have been 12.3% and 12.4% for the Region for the three and six months ended June 30, 2009 and 14.5% and 13.6% for the three and six months ended June 30, 2008.  As noted, the sales in this Region over the last several quarters - reflected in the current year’s closings — highlight the difficulties experienced in this part of the country, which is also affected by the international financial market collapse, as historically, Florida’s sales activity has been heavily contributed to by overseas buyers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Commissions and Other Sales Costs
Dollars	$18,098	$33,669	$37,243	$67,434
Percent of home closing revenue	8.2%	9.0%	8.3%	9.0%

General and Administrative Costs
Dollars	$13,775	$10,453	$27,644	$31,746
Percent of total revenue	6.2%	2.8%	6.1%	4.2%

Interest Expense
Dollars	$11,332	$5,538	$19,662	$11,199

Gain on Extinguishment of Debt
Dollars	$(6,585)	$—	$(9,390)	$—

Provision/(benefit) for Income Taxes
Dollars	$1,708	$(10,692)	$1,794	$(36,171)
Effective tax rate	2.4%	(36.0)%	2.0%	(34.5)%

Commissions and Other Sales Costs

Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs.  As a percentage of home closing revenue, these costs decreased to 8.2% for the three and six months ended June 30, 2009 from 9.0% for the three and six months ended June 30, 2008. The decrease primarily relates to reduced advertising spending as we are now focusing on targeted national and regional campaigns where we are able to achieve economies of scale while continuing to derive benefit from these efforts at the local level.  We are also reducing the size of our model complexes and outfitting homes with fewer option upgrades to highlight a payment-oriented sales approach, demonstrating what a homebuyer can truly afford rather than an options-loaded model complex, which has been successful with our buyers of homes at lower price points, and reduced our model home costs.

General and Administrative Expenses

General and administrative expenses represent corporate and divisional overhead expenses such as salaries, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses in the three- and six-month periods ending June 30, 2008 include a benefit of $10.2 million received from a successful legal settlement in the second quarter of 2008.  Excluding the benefit of this settlement, general and administrative expenses decreased $6.8 million and $14.3 million in the three and six months ended June 30, 2009, and were 5.5% and 5.6% of total revenue for the three and six months ended June 30, 2008, as compared to 6.2% and 6.1% for the same periods in 2009. Although we continue to execute on our cost-cutting and streamlining strategy, particularly in headcount and salary expense reductions, the significant revenue declines outpaced our savings, resulting in an increase in our general and administrative expenses as a percentage of revenue.

Interest Expense

Interest expense is comprised of interest incurred, but not capitalized, on our senior and senior subordinated notes, credit facility and other borrowings.  For the three and six months ended June 30, 2009, our non-capitalizable interest expense was $11.3 million and $19.7 million, respectively, as compared to $5.5 million and $11.2 million, for the same periods in the prior year.  Due to our concentrated efforts to reduce inventory and sell under-performing assets in 2009 and 2008, the balance of our inventory that is eligible for interest capitalization dropped below the corresponding volume of our debt, resulting in a charge of a large portion of interest expense directly to our statements of operations.  We expect to incur interest charges in excess of our capitalizable amounts for the remainder of 2009.

Gain on Extinguishment of Debt

During the three months ended June 30, 2009, we retired $17.5 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 533,000 shares of our common stock in privately negotiated transactions.  In the aggregate, we repurchased a total of $24.1 million of these notes by issuing 783,000 shares of our common stock during the first half of the year at an average 41% discount from the face value of the notes, resulting in a $6.6 million and $9.4 million gain on early extinguishment of debt for the three and six months ended June 30, 2009, respectively.  There were no such extinguishments in 2008.

Income Taxes

Our overall effective tax rate was 2.4% and 2.0% for the three and six months ended June 30, 2009, compared to (31.3)% and (34.5)% for the three and six months ended June 30, 2008. The change in our tax rate is attributable to the adjustment of our 2008 tax receivable based on better information obtained in the process of preparing our consolidated federal tax return during the second quarter of 2009.  As the deferred tax assets have a full valuation allowance, there was no corresponding adjustment to the deferred tax expense to offset the prior year tax receivable adjustment.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the six months ended June 30, 2009 were operating expenses, home construction and the payment of routine liabilities. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings.  In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred.  From a liquidity standpoint, we are currently experiencing the positive effects of the homebuilding cash flow cycle.  Over the last several quarters, our debt balances have decreased and our cash balances have increased as our community count declines.   As these older communities are closing out, our inventory volumes decrease and we are generating positive cash flow which is offset by minimal cash outflows as we are only acquiring limited additional lot positions, which are typically smaller in size than our historical projects.  During the first half of 2009, we purchased only about 1,000 lots for $47.4 million, started about 1,700 lots and closed 1,822 homes, while we reduced our unsold homes inventory by 247 homes, or $79.7 million, in the same period.

We exercise strict controls and believe we have a defined strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory development. Executing on our strategy of reducing inventory and curtailing spending on under-performing assets, we generated $178.3 million of positive operating cash flows due in large part to the collection of $107.7 million of income tax refunds.  During the first six months of 2009, we also reduced our inventory by $104.2 million, generating additional cash flow.  Our resulting cash and cash equivalents balance of $385.3 million at June 30, 2009, is a record high for the Company.  As we have no bond maturities until 2014, we intend to generate cash from the sale of our inventory, but we may redeploy that cash to acquire deeply discounted finished lots that represent immediate opportunities to generate positive margins in markets where we are short on buildable lot supply and grow our unsold home inventory as discussed.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management.  Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At June 30, 2009	At December 31, 2008

Notes payable and other borrowings	$604,926	$628,968
Stockholders’ equity	454,495	527,206
Total capital	$1,059,421	$1,156,174
Debt-to-capital (1)	57.1%	54.4%

Notes payable and other borrowings	$604,926	$628,968
Less: cash and cash equivalents	(385,310)	(205,923)
Net debt	219,616	423,045
Stockholders’ equity	454,495	527,206
Total capital	$674,111	$950,251
Net debt-to-capital (2)	32.6%	44.5%

(1)	Debt-to-capital is computed as notes payable and other borrowing divided by the aggregate of total notes payable and stockholders’ equity.
(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity.

Covenant Compliance

Credit Facility. As discussed in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we amended our Credit Facility on May 16, 2009.  We were in compliance with all covenants as of the quarter ended June 30, 2009.  We are planning to terminate our Credit Facility in the third quarter of 2009.  In connection with the termination, we expect to record an approximate $1 million charge from the write-off of remaining capitalized origination fees, but expect an approximate $2 million savings in fees over the remaining life of the facility.  We do not anticipate the need for Credit Facility availability through May 2011 and intend to enter into new credit commitments for about $40-$50 million to replace our current $22 million in letters of credit supported by the current Credit Facility, as well as any future letter of credit needs.  Once our Credit Facility is terminated, we will no longer be subject to the Credit Facility covenants discussed below.  The following tables reflect our debt covenant calculations as of June 30, 2009:

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

The following table summarizes these covenant thresholds and our respective compliance as of June 30, 2009 pursuant to the Credit Facility:

Financial Covenant		Covenant Requirement	Actual
		($ in millions)
Minimum Net Worth (1)	>	$358,543	$444,580
Leverage Ratio (2)	<	1.75	0.74
Interest Coverage Ratio	>	0.5	1.28
Borrowing Base Debt	<	$458,449	$113,661
Total Land Restriction	<	$618,663	$430,067
Raw Land Restriction	<	$88,916	$54,956
Unsold Units Restriction	<	1,420	491
Model Homes Restriction	<	473	157

(1) Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $9.9 million as of June 30, 2009.

(2) Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.

Senior and Senior Subordinated Notes. We were in compliance with all Senior and Senior Subordinated Note covenants as of June 30, 2009.  The following are our most restrictive key note covenants:

Financial Covenant		Covenant Requirement	Actual
		($ in millions)
Fixed Charge Coverage (1)	>	2.00	1.09
Leverage Ratio (1)	<	3.00	1.43
Minimum Net Worth	>	$60,000	$444,580

(1) Failure to maintain both the Fixed Change Coverage Ratio and the Leverage Ratio results in a default under our senior and senior subordinated notes which results in a prohibition from incurring additional indebtedness.  As of June 30, 2009, we were in compliance with our Leverage Ratio and therefore, the prohibition against incurring additional debt is not applicable.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report include statements concerning: our belief that we have ample liquidity; management estimates regarding future impairments and joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements and actions that we may pursue or that may result from defaults of indebtedness of certain joint ventures, whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in 2009 and beyond; our exposure to construction defect claims relating to Chinese drywall, including the number of homes that we may have constructed using Chinese drywall, the areas and time periods where we constructed homes containing Chinese drywall, the sufficiency of our existing warranty reserves to cover such claims, and the existence and sufficiency of our insurance coverage and the insurance coverage of other related parties relating to such claims; our intention to terminate our revolving Credit Facility and the charges and future cost savings that would result from such termination; our intention to enter into new credit commitments for letter of credit; our land and lot acquisition strategy; demographic and other trends related to the homebuilding industry in general; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our business strategy; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; the expected vesting periods of unrecognized compensation expense; trends and expectations relating to our community count; our future compliance with debt covenants and actions we may take with respect thereto;  our estimates concerning the fair values of the assets and liabilities of our joint venture investments; the benefits of our of equity-based compensation program; trends concerning market conditions (such as foreclosures and consumer confidence), sales prices, construction costs, sales orders, cancellations, gross margins and future home inventories and our strategies and plans relating thereto, including, but not limited to our belief that the impact of the economic and homebuilding downturn will be less severe in Texas; our strategies, plans and anticipated benefits, including cost reductions and increased sales, from redesigning our home lines with lower price points; that buyers will return as home prices stabilize; that during 2009 we will incur interest charges in amounts greater than can be capitalized; and seasonality.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as our Quarterly Reports on Form 10-Q under the heading “Risk Factors.”

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates on our Credit Facility.  The interest rate for this facility fluctuates with the Prime and LIBOR lending rates.  At June 30, 2009, we did not have any funds drawn under our Credit Facility.  A hypothetical 10% interest rate change would not have a material impact on our financial results.  We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our fixed rate debt is made up primarily of our $350.0 million in principal of our 6.25% senior notes due 2015, $125.9 million in principal of our 7.731% senior subordinated notes due 2017, and $130.0 million in principal of our 7.0% senior notes due 2014.  Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Hancock Settlement.  As previously reported on Form 8-K filed on September 29, 2008, we were awarded more than $111 million in a unanimous jury verdict in Federal District Court in Phoenix against Greg Hancock, a former division president of the Phoenix Division.  In 2001, Mr. Hancock sold the assets of his homebuilding business to us, at which time he concurrently entered into an employment agreement with us.  The jury found, among other things, that Mr. Hancock breached contractual and fiduciary duties owed to us and committed fraud against us by engaging in side businesses that stole corporate opportunities and goodwill belonging to us while he was president of our Phoenix division.  Subsequent to the jury award, Mr. Hancock filed a voluntary petition for Bankruptcy, under Chapter 11 of the United States Bankruptcy Code (United States Bankruptcy Court for the District of Arizona; Case No. 2:08-bk-14253-GBN), which had the effect of staying post-trial motions and appeals as well as our collection efforts.  In April 2009, we entered into a settlement agreement with Mr. Hancock.  Pursuant to the settlement agreement, Meritage will receive approximately $2,050,000 in cash, together with other property and partnership interests currently owned by Mr. Hancock.  Mr. Hancock may also elect to pay us $5 million in cash as total satisfaction of this settlement agreement.  This settlement agreement is subject to approval by the Bankruptcy Court as part of Mr. Hancock’s overall reorganization plan.  Because the timing and ultimate amount of any collections remain subject to Bankruptcy Court approval, the ultimate outcome cannot be reasonably predicted at this time and we have not recorded any receivables related to this award.

South Edge Litigation. On December 5, 2008, we were named as a defendant in a lawsuit titled JPMorgan Chase Bank, National Association v. Meritage Homes of Nevada, Inc. and Meritage Homes Corporation (Case No. 2:08-cv- 1717) in the U.S. District Court for the District of Nevada (“Nevada Action”) and in a separate but related lawsuit titled JPMorgan Chase Bank, National Association v. Meritage Homes of Nevada, Inc. and Meritage Homes Corporation (Case No. 08 CIV 10522) in the U.S. District Court for the Southern District of New York (“NY Action”).

In the NY Action, the plaintiff alleges that we are severally liable under a completion guaranty executed by us in favor of the plaintiff related to a 1,940 acre planned community located in Henderson, Nevada.  JPMorgan filed seven separate but substantively identical lawsuits against the joint venture partners and their parents. We hold an approximate 3.56% ownership interest in the joint venture.  The joint venture entered into a $535 million credit facility with the plaintiff and used the proceeds to acquire the real property and complete certain improvements and pay expenses related to the project.  The joint venture subsequently defaulted on certain of its obligations under its credit facility. The complaint alleges that the joint venture members are severally liable under their individual completion guaranties, which allegedly include obligations to complete development of the project and pay certain costs, obligations and damages relating thereto.  Meritage and the joint venture members dispute the plaintiff’s allegations that any amounts are owed under the completion guaranties.  Meritage has additional defenses that it performed all of its obligations under the Operating Agreement and tendered full performance for its only remaining property takedown, which would have fulfilled all of Meritage’s obligations to JPMorgan.  Meritage’s tender of performance was rejected by both the joint venture and JPMorgan.  Meritage and the joint venture members successfully petitioned the New York Court to transfer the NY Action to Nevada.  We intend to vigorously defend against this claim.

In a related matter, a Motion to Compel Arbitration was filed in the U.S. District Court for the District of Nevada on June 22, 2009 by Focus South Group on behalf of itself and the joint venture referred to in the immediately preceding paragraph.  Focus South Group alleges it has the authority to bring claims against the builder members on behalf of South Edge and is seeking specific performance of the member’s respective obligations under the Operating Agreement and the builder members’ agreements to acquire lots from the joint venture.  Meritage and the builder members dispute Focus’ claims and intend to vigorously defend against the claims.  Meritage has additional defenses to this action as Meritage performed all of its obligations under the joint venture agreement and was the only builder in the joint venture to tender its performance to acquire all remaining lots it had contracted to acquire from the joint venture. The Court granted the order and an arbitration panel was selected on July 30, 2009.

In the Nevada Action, the court has dismissed certain of plaintiff’s claims and it is anticipated that further action in this matter will be slowed or fully stayed pending the outcome of the Focus arbitration.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and the factors discussed below, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  The following risk factors are being updated or added to those previously disclosed:

We are subject to construction defect and home warranty claims arising in the ordinary course of business, which may lead to additional reserves or expenses.

Construction defect and home warranty claims are common in the homebuilding industry and can be costly.  Therefore, in order to establish a reserve for future potential obligations, we record a warranty charge in connection with every home closing.  Additionally, we maintain general liability insurance and generally require our subcontractors and design professionals to provide insurance coverage and indemnify us for liabilities arising from their work; however, we cannot be assured that our warranty reserves and those insurance rights and indemnities will be adequate to cover all construction defect and warranty claims for which we may be held liable.  For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits.

There has during the past six months been a lot of publicity about homes constructed with allegedly defective drywall manufactured in China (“Chinese drywall”).  During the first quarter of 2009, we became aware (from customer inquiries) that a limited number of the homes we constructed in the Ft. Myers, Florida area in late 2005 and in 2006 are exhibiting symptoms typical of defective Chinese drywall.  We are continuing our investigation into the nature and scope of the issues related to defective Chinese drywall and the possible means and related costs to repair any potentially defective conditions and currently anticipate commencing with the repairs of affected homes during the third quarter of 2009.  Although we have accrued reserves for post-construction warranties and defects for closed homes, which are intended to cover, among others, claims involving defective construction workmanship and/or materials, and we maintain general liability insurance, subject to a self-insured retention obligation, we are unable at this time to reasonably estimate our possible loss or exposure relating to defective Chinese drywall.  We are unable to reasonably estimate our possible loss or exposure because, among other reasons: determining the number of homes that contain potentially defective Chinese drywall is difficult and we are still in the process of doing so; we did not directly purchase the drywall materials used to construct our Ft. Myers area homes, rather, our subcontractors purchased and provided such drywall; the possible means and related costs to remedy any defective conditions is still being evaluated; homes containing Chinese drywall seem to be exhibiting different levels of symptoms attributed to defective Chinese drywall and may dictate different repair efforts; the group of other potentially responsible parties, including, but not limited to, manufacturers, subcontractors, retailers, wholesalers, distributors, and their legal obligations for the problem and remedy, together with their financial resources, have not been determined; and the extent of our insurance coverage for defective Chinese drywall related costs and claims is still being determined.

If and to the extent the scope of the defective Chinese drywall issue proves to be significantly greater than we currently anticipate, or in the event the cost of handling issues related to defective Chinese drywall is significantly greater than we anticipate, or if it is determined that our existing warranty reserves together with our insurance coverage and that of other responsible parties are not sufficient to cover claims, losses or other issues related to the defective Chinese drywall, then it is possible that we could incur costs or liabilities related to this issue that could have a material adverse effect on the results of our operations, financial position and cash flows.

Our ability to use third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency

We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion.  As of June 30, 2009, our credit ratings were B+, B1 and B+ by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies.  Any downgrades from these ratings may impact our ability in the future to obtain additional financing, or to obtain such financing at terms that are favorable to us and therefore, may adversely impact our future operations.

Our ability to acquire and develop raw or partially finished lots may be negatively impacted if we are unable to secure additional performance bonds.

In connection with land development work we are required to complete on our raw or partially-finished land purchases, we oftentimes provide performance bonds or other assurances for the benefit of the respective municipalities or governmental authority.  These performance bonds provide assurance to the beneficiary that the development will be completed, or that in case we do not perform, that funds from the bond are available to finish such work.  In the future, additional performance bonds may be difficult to obtain, or may be difficult to obtain on terms that are acceptable to us.  The limited availability is due to both the current state of the industry and the economy, as well as Meritage-specific criteria, such as any future downgrades in our credit ratings or reductions in our available cash position.  If we are unable to secure such required bonds, progress on affected projects may be delayed or halted or we may be required to expend additional cash to secure other forms of sureties which may adversely affect our financial position and ability to grow our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own equity securities during the six months ended June 30, 2009.

In the first six months of 2009, we entered into an Exchange Agreement pursuant to which we issued approximately 783,000 shares of our common stock in exchange for $24.1 million aggregate principal amount of our 7.731% senior subordinated notes due 2017.  The Common Stock issued in connection with the exchange was issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of June 30, 2009, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.

We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future.  We plan to retain our cash to finance the continuing development of the business.  Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.  Certain of our debt instruments contain restrictions on the payment of cash dividends.  Reference is made to Part II, Item 7 of our Form 10-K for the year ended December 31, 2008 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Part II, Item 8, Financial Statements, Note 6 — Senior and Senior Subordinated Notes.

Reference is made to Note 6 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This note discusses limitations on our ability to pay dividends.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 21, 2009.  At the Annual Meeting, the stockholders elected Peter L. Ax, Robert G. Sarver and Gerald W. Haddock to serve as Directors for a two-year term.  Steven J. Hilton, Raymond Oppel and Richard T. Burke, Sr. continued as Directors after the meeting.

Stockholders holding 28,753,537 shares, or 92.8% of the outstanding shares, were present in person or by proxy at the Special Meeting.  Our stockholders approved one Company-sponsored proposal.  The results of the vote were as follows:

	Votes For	Votes Withheld

Peter L. Ax	28,131,579	621,958
Robert G. Sarver	26,067,091	2,686,446
Gerald W. Haddock	28,495,457	258,080

Also at the Annual Meeting, our stockholders approved the following company-sponsored proposal.  The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstain

Ratify the selection of Deloitte & Touche LLP for 2009	28,630,037	78,860	44,460

Item 6. Exhibits –

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive 2006 Proxy Statement

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of August 2009.

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