Form 10-Q
period 2009-09-30
Meritage Homes CORP
filed 2009-11-06
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common shares outstanding as of November 4, 2009:  31,789,108

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008

Assets:
Cash and cash equivalents	$346,951	$205,923
Restricted cash	18,604	—
Income tax receivables	2,125	111,508
Other receivables	27,063	31,046
Real estate	718,438	859,305
Real estate not owned	11,588	5,762
Deposits on real estate under option or contract	12,309	51,658
Investments in unconsolidated entities	12,311	17,288
Property and equipment, net	17,454	22,692
Intangibles, net	3,942	5,023
Prepaid expenses and other assets	12,854	16,044

Total assets	$1,183,639	$1,326,249

Liabilities:
Accounts payable	$29,956	$31,655
Accrued liabilities	86,463	125,101
Home sale deposits	11,641	8,486
Liabilities related to real estate not owned	10,052	4,833
Senior and senior subordinated notes	604,968	628,968

Total liabilities	743,080	799,043

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 39,672,025 and 38,588,536 shares at September 30, 2009 and December 31, 2008, respectively	397	386
Additional paid-in capital	459,823	436,739
Retained earnings	169,112	278,854
Treasury stock at cost, 7,891,250 shares at September 30, 2009 and December 31, 2008	(188,773)	(188,773)

Total stockholders’ equity	440,559	527,206

Total liabilities and stockholders’ equity	$1,183,639	$1,326,249

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Home closing revenue	$231,816	$372,907	$683,208	$1,118,486
Land closing revenue	—	1,859	1,285	5,007
Total closing revenue	231,816	374,766	684,493	1,123,493

Cost of home closings	(198,279)	(325,172)	(594,816)	(973,541)
Cost of land closings	—	(1,846)	(1,195)	(4,930)
Real estate impairments	(10,354)	(40,949)	(86,943)	(113,810)
Land impairments	(281)	(13,063)	(540)	(19,693)
Total cost of closings and impairments	(208,914)	(381,030)	(683,494)	(1,111,974)

Home closing gross profit	23,183	6,786	1,449	31,135
Land closing loss	(281)	(13,050)	(450)	(19,616)
Total closing gross profit/(loss)	22,902	(6,264)	999	11,519

Commissions and other sales costs	(18,382)	(33,840)	(55,625)	(101,274)
General and administrative expenses	(14,269)	(20,735)	(41,913)	(52,481)
(Loss)/earnings from unconsolidated entities, net	(899)	1,322	1,350	(14,296)
Interest expense	(8,853)	(5,835)	(28,515)	(17,034)
Other income, net	1,862	3,770	6,512	7,040
Gain on extinguishment of debt	—	—	9,390	—

Loss before income taxes	(17,639)	(61,582)	(107,802)	(166,526)
Provision for income taxes	(146)	(82,431)	(1,940)	(46,260)

Net loss	$(17,785)	$(144,013)	$(109,742)	$(212,786)

Loss per common share:
Basic and diluted	$(0.56)	$(4.69)	$(3.52)	$(7.37)

Weighted average number of shares:
Basic and diluted	31,718	30,690	31,197	28,872

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(109,742)	$(212,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,547	9,785
Real estate and land impairments	87,483	133,503
Decrease in deferred taxes	—	1,496
Deferred tax asset valuation allowance	—	106,225
Stock-based compensation	4,512	4,045
Gain on early extinguishment of senior subordinated debt, net of transaction costs	(9,390)	—
Equity in (earnings)/losses from unconsolidated entities (includes $2.8 million and $20.8 million of impairments to joint ventures in 2009 and 2008, respectively)	(1,350)	14,296
Distributions of earnings from unconsolidated entities	5,341	7,724
Changes in assets and liabilities:
Decrease in real estate	87,589	87,206
Decrease in deposits on real estate under option or contract	7,131	8,612
Decrease in income tax receivables	107,573	80,543
Decrease/(increase) in receivables and prepaid expenses and other assets	9,576	(53,326)
Decrease in accounts payable and accrued liabilities	(40,991)	(76,117)
Increase/(decrease) in home sale deposits	3,155	(5,054)
Net cash provided by operating activities	157,434	106,152

Cash flows from investing activities:
Investments in unconsolidated entities	(1,218)	(14,293)
Distributions of capital from unconsolidated entities	1,153	2,326
Purchases of property and equipment	(2,128)	(5,216)
Proceeds from sales of property and equipment	128	704
Increase in restricted cash	(18,604)	—
Net cash used in investing activities	(20,669)	(16,479)

Cash flows from financing activities:
Net repayments under Credit Facility	—	(82,000)
Purchase of treasury stock	—	(3)
Proceeds from issuance of common stock, net of transaction fees	—	82,775
Proceeds from stock option exercises	4,263	905
Net cash provided by financing activities	4,263	1,677

Net increase in cash and cash equivalents	141,028	91,350
Cash and cash equivalents at beginning of period	205,923	27,677

Cash and cash equivalents at end of period	$346,951	$119,027

See supplemental disclosures of cash flow information at Note 11.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization. Meritage Homes is a leading designer and builder of single-family detached homes in the historically high-growth regions of the western and southern United States based on the number of home closings. We offer first-time, move-up, active adult and luxury homes to our targeted customer base, although our current emphasis is the first time and first move-up segment of the market, as we believe they represent the largest demographic of buyers.  We have operations in three regions:  West, Central and East, which are comprised of 12 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes. At September 30, 2009, we were actively selling homes in 162 communities, with base prices ranging from approximately $100,000 to $967,000.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all routine and recurring adjustments necessary for the fair presentation of our results for the interim periods presented.  Certain reclassifications related to the change in income tax receivables have been made to the prior year’s consolidated statement of cash flows in order to conform to the current year presentation.

Subsequent Events.  We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 6, 2009.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

Restricted Cash.  Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements that were established to replace those previously available under our Credit Facility.  See Note 5 for additional discussion.

Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10, Property, Plant and Equipment.  Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any.  Land and development costs are typically allocated and transferred to homes under construction when home construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase.  Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

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

Existing and continuing communities.   When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell or that are in the preliminary development stage and product types have not yet been finalized.  Impairments are charged to cost of home closing in the period during which it is determined that the fair value is less than the assets’ carrying amount.  If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Community-level factors that may impact our key estimates include:

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

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified to a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable.  As the Company’s liability associated with these non-refundable deposits is limited to the deposit amount, the Company does not consider the options a contractual obligation.  The review of the likelihood of the acquisition of contracted lots is completed in conjunction with the real estate impairment analysis noted above.  Our deposits were $12.3 million and $51.7 million as of September 30, 2009 and December 31, 2008 respectively.

Off-Balance-Sheet Arrangements — Joint Ventures.  Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base.  We currently have three such active ventures.  We also participate in seven mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our customers and other homebuyers.  See Note 4 for additional information.

Off-Balance-Sheet Arrangements — Other.  We often acquire lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed.  See Note 3 for further discussion.

We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of both our on- and off-balance-sheet projects.  These letters of credit and bonds are typically provided to government agencies in which certain of our communities are being developed to guarantee our performance of the construction and development activities for those projects and are in lieu of cash deposits.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  Although a majority of the work may have been performed, these bonds and letters of credit are typically not released until all development specifications have been met.  At September 30, 2009, we had approximately $11.3 million in outstanding letters of credit and $104.4 million of surety bonds outstanding subject to these indemnity arrangements, of which only $37.0 million of work remains to be completed.  We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At September 30, 2009	At December 31, 2008
Accruals related to real estate development and construction activities	$22,218	$35,494
Payroll and other benefits	6,957	13,702
Accrued taxes	3,026	2,913
Warranty reserves	29,502	28,891
Other accruals	24,760	44,101
Total	$86,463	$125,101

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$28,596	$34,276	$28,891	$36,633
Additions to reserve from new home deliveries	716	3,390	2,105	8,180
Warranty claims	(1,549)	102	(3,617)	(5,091)
Adjustments to pre-existing reserves	1,739	(3,649)	2,123	(5,603)
Balance, end of period	$29,502	$34,119	$29,502	$34,119

Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets, and additions to the reserves are included in cost of sales within the accompanying condensed consolidated statements of operations.

There has recently been publicity about homes constructed with allegedly defective drywall manufactured in China (“Chinese drywall”).  During the first quarter of 2009, we became aware (from customer inquiries) that a limited number of the homes we constructed in the Ft. Myers, Florida area in 2005 and 2006 are exhibiting symptoms typical of the potentially defective Chinese drywall.  As of September 30, 2009, Meritage has been named as a defendant in a single lawsuit with three home owner plaintiffs regarding Chinese drywall in their homes.  It is possible that we may in the future become subject to additional litigation.

Currently we have confirmed that approximately 60 of the homes we constructed in the Ft. Myers, Florida area have exhibited symptoms of and thus are suspected of containing defective Chinese drywall.  The defective drywall was delivered and installed in those homes during 2006.  We have notified these home owners of our intent to repair these homes.  We believe there may be up to an additional 30 homes in the Ft. Myers area that had drywall installed during the same time period that we are still inspecting and believe it is possible that some of those homes may also contain defective Chinese drywall.  We are continuing our investigation of homes constructed during the relevant time period to determine whether there are homes that we have not yet inspected that contain defective Chinese drywall. We will offer to repair any additional homes found to contain the defective Chinese drywall. Based on our investigation to date, we do not believe defective Chinese drywall was used in homes constructed by us in other areas of Florida or in our other markets outside of Florida.

The $29.5 million of warranty reserves available at September 30, 2009 represent reserves for post-construction warranties and defects for closed homes.  These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials.  We maintain general liability insurance, subject to a self-insured retention obligation, that we believe would cover a portion of certain of our warranty claims, including the defective Chinese drywall exposure.  We believe that these reserves are sufficient to cover the costs associated with the repair of the homes identified with defective Chinese drywall after taking into account anticipated insurance proceeds from our insurance carrier and those of other responsible parties and reserving for our insurance deductible. As of September 30, 2009, we have not established any reserves for any additional homes that may contain the defective drywall, although based on the number of homes ultimately identified with Chinese drywall, our net insurance proceeds and our final determination of our required warranty accrual based on management’s review and our actuary’s analysis, we may have additional capacity under our warranty reserves or our insurance proceeds to absorb at least a portion of such costs, if any.

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

Recently Issued Accounting Pronouncements.  In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 to provide guidance on measuring the fair value of liabilities under ASC Subtopic 820-10, Fair Value Measurement and Disclosure.  This guidance is effective for fiscal years and interim periods beginning after issuance.  We do not expect the adoption of ASU 2009-05 to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Subtopic 105-10, Generally Accepted Accounting Principles (ASC 105-10).  This Statement establishes FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by all non-governmental entities.  ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this subtopic did not have a material impact on our financial records and only resulted in modifications in accounting references in our footnotes and disclosures.

In May 2009, the FASB issued ASC Subtopic 810-10, Consolidation (ASC 810-10).  This Statement amends prior guidance and revises accounting and reporting requirements for entities’ involvement with variable interest entities. The provisions of ASC 810-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  We are currently evaluating what impact, if any, the adoption of the subtopic will have on our consolidated financial statements.

In May 2009, the FASB issued ASC Subtopic 860-10, Transfers and Servicing (ASC 860-10).  This Statement amends prior guidance and revises accounting and reporting requirements for the transfers of financial assets, the transferor’s continuing involvement (if any) in the transferred financial assets and how such transfers affect the transferor’s financial position, financial performance and cash flows.  The provisions of ASC 860-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  We do not believe the adoption of ASC 860-10 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC Subtopic 855-10, Subsequent Events (ASC 855-10), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new disclosure requirement is effective for interim reporting periods ending after June 15, 2009.  The adoption of this subtopic resulted in additional quarterly disclosures only.

In April 2009, the FASB issued ASC Subtopic 825-10-50, Financial Instruments (ASC 825-10-50) to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements are effective for interim reporting periods ending after June 15, 2009.  The adoption of this subtopic resulted in additional quarterly disclosures only.

In April 2009, the FASB issued ASC Subtopic 820-10, Fair Value Measurement and Disclosures (ASC 820-10), which provides further clarification for prior guidance regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly.  ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this subtopic did not have a material impact on our financial results.

In December 2007, the FASB issued ASC Subtopic 810-10, Consolidation (ASC 810-10).  This statement amends prior guidance and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.  We adopted this pronouncement on January 1, 2009, and it did not have a material impact on our consolidated results.

In December 2007, the FASB issued ASC Subtopic 805-10, Business Combinations (ASC 805-10).  ASC 805-10 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of ASC 805-10 are effective for us for any business combinations occurring on or after January 1, 2009, and the adoption did not have a material impact on our financial statements.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At September 30, 2009	At December 31, 2008

Homes under contract under construction (1)	$191,699	$170,347
Unsold homes, completed and under construction (1)	67,917	158,378
Model homes (1)	37,552	48,608
Finished home sites and home sites under development	364,716	455,048
Land held for development or sale	56,554	26,924
	$718,438	$859,305

(1)  Also includes the allocated land and land development costs associated with each lot for these homes.

As previously noted, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  Due to the current economic environment, we evaluate all of our real estate and joint venture assets for impairment on a quarterly basis.  If an asset is deemed not recoverable, impairment charges are recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Terminated option/purchase contracts and related pre-acquisition costs:
West	$—	$838	$5,922	$16,318
Central	3,224	5,441	59,213	7,625
East	—	—	544	1,303
Total	$3,224	$6,279	$65,679	$25,246

Real estate inventory impairments (1):
West	$2,385	$10,681	$10,882	$40,644
Central	2,453	19,755	6,807	34,966
East	2,292	4,234	3,575	12,954
Total	$7,130	$34,670	$21,264	$88,564

Impairments of joint venture investments:
West	$55	$1,070	$274	$2,692
Central	2,556	—	2,556	14,762
East	—	—	—	3,305
Total	$2,611	$1,070	$2,830	$20,759

Impairments of land held for sale:
West	$—	$2,843	$323	$8,394
Central	281	10,220	217	11,299
East	—	—	—	—
Total	$281	$13,063	$540	$19,693

Total impairments:
West	$2,440	$15,432	$17,401	$68,048
Central	8,514	35,416	68,793	68,652
East	2,292	4,234	4,119	17,562
Total	$13,246	$55,082	$90,313	$154,262

(1)          Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Individual home impairments (in thousands):
West	$535	$7,713	$7,410	$26,259
Central	1,420	9,648	5,503	18,337
East	876	2,551	2,159	9,172
Total	$2,831	$19,912	$15,072	$53,768

The tables below reflect the number of communities with real estate inventory impairments for the three- and nine-month periods ended September 30, 2009 and 2008, excluding home-specific impairments (as noted above) and the fair value of these communities as of September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30, 2009
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	4	$1,850	$11,750
Central	6	1,033	6,482
East	3	1,416	9,505
Total	13	$4,299	$27,737

	Three Months Ended September 30, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	7	$2,968	$69,174
Central	10	10,107	43,500
East	3	1,683	15,631
Total	20	$14,758	$128,305

	Nine Months Ended September 30, 2009
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	6	$3,472	$12,599
Central	8	1,304	7,868
East	3	1,416	9,505
Total	17	$6,192	$29,972

	Nine Months Ended September 30, 2008
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)

West	20	$14,385	$161,526
Central	27	16,629	108,904
East	5	3,782	22,208
Total	52	$34,796	$292,638

Subject to sufficient qualifying assets, we capitalize interest incurred during the development and construction of real estate.  All non-capitalized interest is expensed directly to the statement of operations during the periods incurred.  Capitalized interest is allocated to qualified real estate assets as incurred and charged to the statement of operations as a component of closing costs. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Capitalized interest, beginning of period	$19,584	$36,835	$29,779	$41,396
Interest incurred	11,414	13,103	36,419	37,568
Interest expensed	(8,853)	(5,835)	(28,515)	(17,034)
Interest amortized to cost of home, land closings and impairments	(4,540)	(7,233)	(20,078)	(25,060)
Capitalized interest, end of period	$17,605	$36,870	$17,605	$36,870

At September 30, 2009, approximately $0.8 million of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our condensed consolidated balance sheets.

NOTE 3 - VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

ASC Subtopic 810-10, Consolidation, requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns if no party absorbs the majority of expected losses, as a result of ownership, contractual or other financial interests in the entity.

Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a variable interest entity, or VIE, may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur.  For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows.  If we are the primary beneficiary of the VIE, based on the entity’s expected profits and losses and the cash flows associated with changes in the fair value of land under contract, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.”  The liabilities related to consolidated VIEs are computed as the purchase price of the asset less the cash deposits for such land and are excluded from our debt covenant calculations.

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

The table below presents a summary of our lots under option or contract at September 30, 2009 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of	Purchase			Letters of
	Lots	Price	Cash		Credit

Option contracts recorded on balance sheet as real estate not owned (1), (2)	377	$11,588	$1,536		$—
Option contracts not recorded on balance sheet – non-refundable deposits, committed (1)	2,983	140,097	10,734		4,978
Purchase contracts not recorded on balance sheet – non-refundable deposits, committed (1)	1,424	28,900	1,250		—
Total committed (on and off balance sheet)	4,784	180,585	13,520		4,978
Option contracts not recorded on balance sheet – non-refundable, uncommitted (1)(3)	250	3,120	50		—
Purchase contracts not recorded on balance sheet – refundable deposits, uncommitted (4)	134	10,344	275		—
Total uncommitted	384	13,464	325		—
Total lots under option or contracts	5,168	194,049	13,845		4,978

Total option contracts not recorded on balance sheet	4,791	$182,461	$12,309	(5)	$4,978

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

(5)                                  Amount is reflected in our condensed consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of September 30, 2009.

Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we are currently experiencing, we may elect to purchase lots at an absorption level that exceeds our sales and home starts pace needed to meet the pre-established minimum number of lots or to restructure our original contract terms that more accurately reflect our current sales pace expectations.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

Historically, we have entered into homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.  As of September 30, 2009, we had three active land ventures.  Due to the current homebuilding environment, although we view our involvement with land joint ventures to be beneficial, we do not view such involvement as critical to the success of our homebuilding operations.

We also participate in seven mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities and they originate and provide services to both our clients and other homebuyers. The mortgages originated by these ventures are primarily funded by third-party mortgage lenders with limited recourse back to our joint ventures. Our investments in mortgage and title joint ventures as of September 30, 2009 and December 31, 2008 were $1.2 million and $1.4 million, respectively.

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

Repayment Guarantees.  We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  If such a guarantee were ever to be called, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt.  At September 30, 2009 and December 31, 2008, our share of these limited pro rata repayment guarantees was approximately $8.5 million, of which $7.1 million are “bad boy” guarantees (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger such guarantees without our consent, we have classified this $7.1 million as repayment guarantees.

“Bad Boy” Guarantees.  In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees).  These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and to us, and therefore are unlikely to occur; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so.  At September 30, 2009 and December 31, 2008, we had outstanding guarantees of this type totaling approximately $60.9 million and $72.5 million, respectively.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees of indebtedness under our senior and senior subordinated indentures.

Other Guarantees.  We and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders.  These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review.  Per guidance of ASC Subtopic 460-10, Guaranties, we believe these other guarantees are either not applicable or not material to our financial results.

Surety Bonds.  We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments.  These surety indemnity arrangements are generally joint and several obligations with our joint venture partners.  Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met.  As of September 30, 2009, we had approximately $1.6 million of surety bonds outstanding subject to these indemnity arrangements, of which approximately $52,000 of work remains to be completed.  At December 31, 2008, we had approximately $2.4 million of such surety bonds with $0.5 million of work remaining to be completed.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called or if called, that any such amounts would be material to us.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries.  In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners.  In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated.  In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage.  In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several.  We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated.  As of September 30, 2009 and December 31, 2008, we did not have any such reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At September 30, 2009	At December 31, 2008
Assets:
Cash	$7,875	$6,817
Real estate	510,058	528,433
Other assets	4,731	11,356
Total assets	$522,664	$546,606

Liabilities and equity:
Accounts payable and other liabilities	$8,308	$11,166
Notes and mortgages payable	359,563	381,228
Equity of:
Meritage (1)	37,328	47,871
Others	117,465	106,341
Total liabilities and equity	$522,664	$546,606

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$6,527	$5,993	$14,510	$17,614
Costs and expenses	(24,552)	(3,698)	(28,796)	(11,200)
Net (loss)/earnings of unconsolidated entities	$(18,025)	$2,295	(14,286)	$6,414
Meritage’s share of pre-tax (loss)/earnings (2) (3)	$(3,259)	$2,392	$(1,162)	$6,463

(1)          Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our condensed consolidated balance sheets due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) differences in timing or amounts of joint-venture asset impairments recorded by us and the joint venture.

(2)          The joint venture financial statements above represent the most recent information available to us. For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount or reached that conclusion in a different accounting period than us and, therefore, the financial statements of the ventures may not yet reflect any real estate impairment charges or reflect them in a different quarter or fiscal year. For the three and nine months ended September 30, 2009, we recorded $2.6 million and $2.8 million, respectively, of such impairments. For the three and nine months ended September 30, 2008, we recorded $1.1 million and $20.8 million, respectively, of impairments related to our joint venture investments. The majority of the 2009 losses reported by the joint ventures is related to one joint venture that had disposed of its land holdings through a trustee sale during the current quarter.  Our investment in this joint venture was fully impaired during 2007.  As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials. See Note 2, “Real Estate and Capitalized Interest”, for detail of our joint venture-related impairments.

(3)          Our share of pre-tax earnings is recorded in “(Loss)/earnings from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities includes $1.4 million and $1.6 million at September 30, 2009 and December 31, 2008, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We wrote off approximately $0.5 million of such investments in the first nine months of 2009 with no such write offs during 2008.  We also amortized approximately $71,000 and $104,000 of these assets in the first nine months of 2009 and 2008, respectively.

Of the balance of joint venture assets and liabilities, $464.9 million and $338.3 million, respectively, relate to three joint ventures in which we have interests ranging from 20% - 50%.  Of our “bad boy” debt guarantees, the entire $60.9 million is related to one of these ventures.  These ventures own assets in difficult markets and are currently in default of their debt agreements.  Although we and our joint venture partners continue to work with the respective lenders to renegotiate the debt or reach other satisfactory alternatives, all debt for these ventures is non-recourse to the partners and the investment in these ventures has been fully impaired as of September 30, 2009.  At this time we believe there is limited exposure to us from these investments.

The other venture assets and liabilities noted in the table above primarily represent our other active land ventures, financial ventures and various inactive ventures in which we have a total investment of $12.3 million.  As of September 30, 2009, the debt of these ventures is in compliance with their respective agreements, and except for $1.4 million of our limited repayment guarantees, the debt is non-recourse to us.  These ventures have no “bad boy” guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land, to perform off-site development work and to sell lots to the joint venture members and other third parties.  Our ownership percentage in these ventures is between 3% - 4%.  Both ventures have been notified of default events on their debt, and one has since dispossessed its assets in a trustee sale and, accordingly, its debt was extinguished.  The lenders of both ventures have filed suit against the joint ventures and/or their members alleging liability under the completion guarantees executed severally by each of the members and their parent companies, including Meritage.  We dispute the allegations contained in each of the lawsuits and intend to vigorously defend our position that no amounts are due under these completion guarantees.  We continue to believe that the debt obligations of the remaining venture with land holdings are non-recourse to the partners and are only payable by the partners if a “bad boy” guarantee is triggered.  We have fully impaired our investment in these joint ventures as of September 30, 2009.  As of December 31, 2008, we had fully impaired our investment in the joint venture that has lost its property to foreclosure and had an investment balance of $0.9 million in the other venture.  The one venture that still has land holdings and corresponding debt has a $7.1 million “bad boy” guaranty that could be triggered upon events beyond our control and, accordingly, is reported as a limited repayment guaranty.

At September 30, 2009, our total investment in unconsolidated joint ventures of $12.3 million is comprised primarily of $11.7 million in our Central Region, $0.2 million in our West Region and $0.1 million in our East Region.  At December 31, 2008, our total investment in unconsolidated joint ventures of $17.3 million is primarily comprised of $15.9 million in our Central Region and $1.1 million in our West Region.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

In September 2009, we voluntarily terminated our Senior Unsecured Credit Facility ( “the Credit Facility”). There were no penalties or costs associated with the termination, although we recorded a non-cash charge in the third quarter of 2009 of approximately $800,000 to write off previously capitalized origination fees that were scheduled to amortize through May 2011.  Prior to the date of termination, we were in compliance with all of the covenants, limitations and restrictions of the Credit Facility.

On the effective date of the termination, we had letters of credit outstanding under the Credit Facility totaling approximately $19 million.  In connection with the Credit Facility termination, we entered into secured letter of credit arrangements with the three banks that had issued outstanding letters of credit under the Credit Facility.  The aggregate capacity of these secured letters of credit facilities is approximately $53 million, of which $18.6 million is currently outstanding and is reflected as restricted cash on our consolidated balance sheets, representing the collateral deposits with and pledges to the issuing banks.

                In May 2009, we had amended our Credit Facility, reducing the availability to $150 million from $500 million.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior and senior subordinated notes consist of the following (in thousands):

	At September 30, 2009	At December 31, 2008
7.0% senior notes due 2014. At September 30, 2009, and December 31, 2008, there was approximately $41 and $47 in unamortized premium, respectively	$130,041	$130,047
6.25% senior notes due 2015. At September 30, 2009 and December 31, 2008, there was approximately $0.9 and $1.1 million in unamortized discount, respectively	349,052	348,921
7.731% senior subordinated notes due 2017	125,875	150,000
	$604,968	$628,968

The indentures for our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended September 30, 2009, we were in compliance with our covenants.

Obligations to pay principal and interest on the senior and senior subordinated notes are guaranteed by all of our subsidiaries (collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several and there are no non-guarantor subsidiaries. There are no significant restrictions on the ability of the Company or any Guarantor Subsidiary to obtain funds from their respective subsidiaries, as applicable, by dividend or loan.

During the first two quarters of 2009, we retired $24.1 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 783,000 shares of our common stock in a privately negotiated transaction.  The transaction was completed at an average discount of 41% from the face value of the notes, resulting in a net $9.4 million gain on early extinguishment of debt which is reflected in our statement of operations for the nine-month period ending September 30, 2009.  There were no such transactions during the three months ending September 30, 2009 or during the nine months ending September 30, 2008.

NOTE 7 – FAIR VALUE DISCLOSURES

Effective January 1, 2009, we adopted ASC 820-10 Fair Value Measurement and Disclosure for non-recurring fair value measurements of our non-financial assets and liabilities.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets.  The three levels are defined as follows:

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

A summary of our assets re-measured at fair value on September 30, 2009 is as follows (in thousands):

	As of September 30,	Fair Value Measurements of Reporting Date Using
	2009	Level 1	Level 2	Level 3
Description:
Long-lived assets held and used	$49,013	$—	$—	$49,013
Joint Venture investments	$—	$—	$—	$—

During the three months ended September 30, 2009, long-lived assets and joint venture investments with an initial basis of $53.7 million were impaired and written down to their fair value of $49.0 million, resulting in an impairment of $4.7 million, which is included in our consolidated statement of operations for the quarter ended September 30, 2009.

Financial Instruments.    The value of our fixed-rate debt is derived from quoted market prices by independent dealers.

The estimated fair value of our 7.0% senior notes at September 30, 2009 and December 31, 2008 was $125.8 and $78.7 million, respectively.  The aggregate principal amount of these notes at September 30, 2009 and December 31, 2008 was $130.0 million.

The estimated fair value of our 6.25% senior notes at September 30, 2009 and December 31, 2008 was $330.8 and $197.8 million, respectively.  The aggregate principal amount of these notes at September 30, 2009 and December 31, 2008 was $350.0 million.

The estimated fair value of our 7.731% senior subordinated notes at September 30, 2009 and December 31, 2008 was $120.4 and $71.2 million, respectively.  The aggregate principal amount of these notes at September 30, 2009 and December 31, 2008 was $125.9 million and $150.0 million, respectively.

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 – LOSS PER SHARE

Basic and diluted loss per common share is presented in conformity with ASC 260-10, Earnings per Share. The following table presents the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted average number of shares outstanding	31,718	30,690	31,197	28,872

Effect of dilutive securities:
Stock options and restricted stock (1)	—	—	—	—

Diluted weighted average shares outstanding	31,718	30,690	31,197	28,872

Net loss	$(17,785)	$(144,013)	$(109,742)	$(212,786)

Basic loss and diluted loss per share (1)	$(0.56)	$(4.69)	$(3.52)	$(7.37)

Total antidilutive stock options outstanding not included in the calculation of diluted loss per share	1,704	2,300	1,704	2,300

(1)

For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 9 - STOCK-BASED COMPENSATION

We have two stock compensation plans (together, the “Plans”).  The Plans, which have been amended from time to time, were approved by our stockholders and are administered by our Board of Directors.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,500,000 shares of common stock, of which 958,934 shares remain available for grant at September 30, 2009.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Option awards are generally granted with an exercise price equal to the closing market price of Meritage stock on the date of grant, a five-year ratable vesting period and a seven-year contractual term.

The fair values of option awards are estimated using a Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected volatility	86.51%	55.36%
Expected dividends	0%	0%
Expected term (in years)	3.68	4.50
Risk-free interest rate	1.60%	3.06%
Weighted average grant date fair value of options granted	$8.69	$8.03

As of September 30, 2009, we had $9.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining respective vesting periods — a weighted-average period of 3.32 years. For the three months ended September 30, 2009 and 2008, our total stock-based compensation expense was $2.2 million ($1.4 million net of tax) and $2.5 million ($1.9 million net of tax), respectively.  For the nine months ended September 30, 2009 and 2008, our total stock-based compensation expense was $4.5 million ($2.8 million net of tax) and $4.0 million ($2.7 million net of tax), respectively.  We granted 361,500 options and 234,000 non-vested shares during the first nine months of 2009.  We also granted an additional 202,500 non-vested shares that will only vest if certain performance criteria are met.  The expense associated with these performance-based non-vested shares will only be recognized when it is determined to be likely that the target performance thresholds will be met and the shares will vest.

NOTE 10 - INCOME TAXES

Components of the income tax provision are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Federal	$138	$81,270	$1,916	$45,810
State	8	1,161	24	450
Total	$146	$82,431	$1,940	$46,260

Our unrecognized tax benefits were $3.0 million at September 30, 2009 and include interest and penalties related to uncertain tax positions.  There have been no material changes in unrecognized tax benefits during the quarter ended September 30, 2009.  The total amount of interest and penalties on uncertain tax positions included in income tax expense for the three months ended September 30, 2009 was $37,000 of interest accrued on continuing positions.    We currently have approximately $2.3 million in unrecognized tax benefits related to the deduction of executive compensation that will be affected by expiring statutes of limitations within the next twelve months.

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives.  Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a valuation allowance against our deferred tax assets during 2008.  We have determined that the weight of the negative evidence continues to exceed that of the positive evidence and that it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, we continue to maintain a full valuation allowance on our deferred tax asset balance by recording additional valuation reserves against any tax benefit from NOLs, as there is no available taxable income to offset our losses in the two-year carryback period under current law.

At September 30, 2009 and December 31, 2008, we had a valuation allowance of $168.6 million and $127.1 million, respectively, against deferred tax assets which include the tax benefit from NOL carryovers.  Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws, which currently would allow us to offset future taxable income generated through 2029.  On an ongoing basis, we will continue to review all available information to determine if and when we expect to realize our deferred tax assets and NOL carryovers.

At September 30, 2009 and December 31, 2008, the income tax receivable of $2.1 million and $111.5 million, respectively, consists of net tax refunds that we expect to receive within one year.   We collected $107.7 million of our December 31, 2008 receivable in the first half of 2009.

We conduct business and are subject to tax in the U.S. and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2005.  In 2008, the IRS commenced an audit of our consolidated U.S. tax return and refund claim for 2007.  The audit is still in progress and there are no adjustments to report at this time.  During the first quarter of 2009, the State of California commenced an audit of our 2005 and 2006 California tax returns.  The audit is complete and, as a result, we made a nominal payment for additional taxes and interest.

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

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash paid during the period for:
Interest, net of interest capitalized	$27,935	$38,022
Non-cash operating activities increase:
Real estate not owned	$5,826	$599
Non-cash investing activities:
Distributions from unconsolidated entities	$261	$7,580
Non-cash financing activities:
Equity issued for debt extinguishment	$14,312	$—
Changes in model home lease program	$—	$(18,281)

NOTE 12 — OPERATING AND REPORTING SEGMENTS

As defined in ASC 280-10, Segment Disclosures, we have six operating segments (the states in which we have actively selling communities). We have aggregated our operating segments into three reporting segments based on similar long-term economic characteristics and geographical proximity. Our reporting segments are as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue (1):
West	$26,954	$71,587	$99,766	$242,594
Central	192,246	276,450	548,885	805,995
East	12,616	26,729	35,842	74,904
Consolidated total	231,816	374,766	684,493	1,123,493

Operating (loss)/income (2):
West	(4,307)	(20,272)	(23,053)	(83,079)
Central	2,661	(28,058)	(52,466)	(31,059)
East	(2,620)	(5,724)	(4,963)	(16,896)

Segment operating loss	(4,266)	(54,054)	(80,482)	(131,034)
Corporate and unallocated (3)	(5,483)	(6,785)	(16,057)	(11,202)
(Loss)/earnings from unconsolidated entities, net	(899)	1,322	1,350	(14,296)
Interest expense	(8,853)	(5,835)	(28,515)	(17,034)
Other income, net	1,862	3,770	6,512	7,040
Gain on extinguishment of debt, net of transaction costs	—	—	9,390	—

Loss before income taxes	$(17,639)	$(61,582)	$(107,802)	$(166,526)

	At September 30, 2009
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$481	$11,657	$171	$—	$12,309
Real estate	143,638	538,174	36,626	—	718,438
Investments in unconsolidated entities	260	11,726	79	246	12,311
Other assets	10,990	58,788	4,983	365,820	440,581
Total assets	$155,369	$620,345	$41,859	$366,066	$1,183,639

	At December 31, 2008
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$268	$49,944	$1,446	$—	$51,658
Real estate	184,437	631,015	43,853	—	859,305
Investments in unconsolidated entities	1,157	15,659	200	272	17,288
Other assets	9,264	54,529	2,247	331,958	397,998
Total assets	$195,126	$751,147	$47,746	$332,230	$1,326,249

(1)

Revenue includes the following land closing revenue, by segment (in thousands): three months ended September 30, 2008 - $1,859 in Central Region; nine months ended September 30, 2009 - $1,285 in the Central Region; nine months ended September 30, 2008 - $63 in the West Region and $4,944 in Central Region.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview, Industry Outlook and Company Actions

During the first three quarters of 2009, our operations continued to be impacted by the economic recession resulting in difficult year-over-year comparisons of our operational results.  Competition for home buyers remained intense due to an excess supply of re-sale and foreclosure homes on the market.  In addition, the selection of mortgage financing product is still limited and underwriting standards are more restrictive.  Therefore, even though home affordability has significantly improved over the past several years, benefiting from both low prices and low interest rates, we have not yet seen a significant market recovery, although we are beginning to see signs of stabilization in many of our markets as our sales pace strengthened during the spring selling season, an early indicator of a potential shift in consumer confidence.  Furthermore, our home orders increased 8.4% in the current quarter as compared to the same period in the prior year and our absorptions per active community increased, with 6.5 sales per community for the third quarter of 2009 as compared to 4.8 in the third quarter of 2008. We believe this improvement indicates bottoming of the housing market and the beginning of a recovery.  We reduced our active community count by 21.7%, or 45 communities, over a year ago.  Therefore, although our average sales per community during the first nine months of 2009 was 19.0, almost flat with 19.3 for the prior comparable period, our home orders declined 21.6% for the nine months ended September 30, 2009 as compared to the prior year.

During 2009, we continued to focus on our goals to return to profitability, generate positive cash flow and strengthen our balance sheet.  We grew our cash, cash equivalents and restricted cash balance to $365.6 million at September 30, 2009, including the collection of $107.7 million in income tax refunds in the first three quarters of 2009.  We also increased gross margins excluding impairments to 14.5%, a record-high for the past eight quarters.  Additionally, we have begun to rebuild our lot positions with well located low-cost lots to supplement and replace our older communities as they close out.  We believe our strategy provides us with flexibility given the current difficult market conditions but also allows us to take advantage of unique opportunities to continue to purchase deeply-discounted lots in select markets.

During this downturn, we have conducted an in-depth market review of each one of our submarkets and have repositioned and redesigned much of our product to increase affordability to appeal to customers at lower price points. Our lower cost structure is enabling us, in most cases, to decrease the selling price of these new homes below the FHA pricing cap to successfully compete with foreclosures. We are designing smaller and more efficient floor plans, reducing or eliminating certain standard features from our base home models to re-align them with current market demands and reducing the number of floor plans offered, while continuing to provide a wide selection of upgrade options, allowing our customers to personalize their new homes with the features they consider most important.  All of our divisions have been working with their trades to achieve additional price concessions through both materials and labor bid renegotiations, but also through reviews of our entire construction cycle, including even-flow scheduling and process improvement initiatives.

To appeal to our target customers in the first-time and first-time move-up demographic, we are also planning to temporarily increase our spec starts to ensure we have a sufficient supply of completed homes for buyers looking for an immediate move-in.  Approximately half of our sales during the third quarter of 2009 were from spec sales, which contributed to the decline in our unsold inventory to $67.9 million, or 407 homes, at September 30, 2009, as compared to $158.4 million at December 31, 2008, comprised of 768 homes.  During the current quarter, the decline in our unsold inventory was partly due to the demand for our started unsold homes as they were being sold faster than we were starting them, as well as our improved cycle times, which allow us to maintain a lower level of inventory to meet demand as we are able to turn the inventory faster.

Summary Company Results

Total home closing revenue was $231.8 and $683.2 million for the three and nine months ended September 30, 2009, respectively, decreasing 37.8% and 38.9% from the same periods last year, due to slower sales and closings volumes, lower average selling prices and a planned decrease in our actively-selling communities. Net loss for the three and nine months ended September 30, 2009 decreased $126.2 and $103.0 million to a loss of $(17.8) and $(109.7) million, respectively. The quarter-over-quarter net loss improvement is primarily due to a reduced level of impairments, with $13.2 million (pre-tax) of real estate-related impairments recorded in the third quarter of 2009 as compared to $55.1 million in the same period of 2008.  Impairments for the nine months ended September 30, 2009 were $90.3 million as compared to $154.3 million for the nine months ended September 30, 2008.  The impairments for the three quarters ended September 30, 2009 include a $55.4 million write-off related to the termination of our last significant optioned project.  The project in North Phoenix was no longer projected to generate profits sufficient to justify the additional investment needed to continue development.

At September 30, 2009, our backlog of $404.8 million reflects a decrease of 34.0% or $208.1 million when compared to the backlog at September 30, 2008 but improved $22.5 million from our June 30, 2009 balance of $382.3 million and has improved sequentially each quarter since December 31, 2008. The year-over-year decreases are due to the declines in demand and average sales price which decreased from $270,100 at September 30, 2008 to $241,500 at September 30, 2009.  The price decreases are due to both the continued downward pressure on pricing as well as the execution of our strategy to re-align our product offerings to target the entry-level and first-time move-up payment levels. In the third quarter of 2009, our cancellation rate on sales orders improved to 20% of gross orders, back to our historical average, as compared to 40% in the same period a year ago.

Critical Accounting Policies

The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, real estate, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2009 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2008 Annual Report on Form 10-K.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total
Dollars	$231,816	$372,907	$683,208	$1,118,486
Homes closed	1,015	1,423	2,837	4,139
Average sales price	$228.4	$262.1	$240.8	$270.2

West Region
California
Dollars	$20,319	$52,530	$76,042	$187,357
Homes closed	62	131	218	456
Average sales price	$327.7	$401.0	$348.8	$410.9
Nevada
Dollars	$6,635	$19,057	$23,724	$55,174
Homes closed	33	71	112	205
Average sales price	$201.1	$268.4	$211.8	$269.1
West Region Totals
Dollars	$26,954	$71,587	$99,766	$242,531
Homes closed	95	202	330	661
Average sales price	$283.7	$354.4	$302.3	$366.9

Central Region
Arizona
Dollars	$38,617	$75,226	$111,063	$205,094
Homes closed	213	297	563	772
Average sales price	$181.3	$253.3	$197.3	$265.7
Texas
Dollars	$142,697	$186,023	$403,535	$560,634
Homes closed	611	783	1,679	2,311
Average sales price	$233.5	$237.6	$240.3	$242.6
Colorado
Dollars	$10,932	$13,342	$33,002	$35,323
Homes closed	36	37	105	101
Average sales price	$303.7	$360.6	$314.3	$349.7
Central Region Totals
Dollars	$192,246	$274,591	$547,600	$801,051
Homes closed	860	1,117	2,347	3,184
Average sales price	$223.5	$245.8	$233.3	$251.6

East Region
Florida
Dollars	$12,616	$26,729	$35,842	$74,904
Homes closed	60	104	160	294
Average sales price	$210.3	$257.0	$224.0	$254.8

Home Orders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total
Dollars	$254,347	$254,381	$749,963	$1,061,394
Homes ordered	1,098	1,013	3,232	4,120
Average sales price	$231.6	$251.1	$232.0	$257.6

West Region
California
Dollars	$40,483	$32,768	$93,688	$177,913
Homes ordered	130	85	287	451
Average sales price	$311.4	$385.5	$326.4	$394.5
Nevada
Dollars	$6,637	$11,780	$19,549	$50,833
Homes ordered	33	41	99	193
Average sales price	$201.1	$287.3	$197.5	$263.4
West Region Totals
Dollars	$47,120	$44,548	$113,237	$228,746
Homes ordered	163	126	386	644
Average sales price	$289.1	$353.6	$293.4	$355.2

Central Region
Arizona
Dollars	$40,490	$49,314	$119,295	$170,216
Homes ordered	212	220	621	765
Average sales price	$191.0	$224.2	$192.1	$222.5
Texas
Dollars	$134,948	$145,463	$431,725	$581,280
Homes ordered	597	609	1,899	2,410
Average sales price	$226.0	$238.9	$227.3	$241.2
Colorado
Dollars	$10,342	$7,943	$32,910	$35,493
Homes ordered	35	25	107	102
Average sales price	$295.5	$317.7	$307.6	$348.0
Central Region Totals
Dollars	$185,780	$202,720	$583,930	$786,989
Homes ordered	844	854	2,627	3,277
Average sales price	$220.1	$237.4	$222.3	$240.2

East Region
Florida
Dollars	$21,447	$7,113	$52,796	$45,659
Homes ordered	91	33	219	199
Average sales price	$235.7	$215.5	$241.1	$229.4

	Three Months Ended September 30,
	2009		2008
	Beginning	Ending	Beginning	Ending

Active Communities
Total	178	162	213	207

West Region
California	12	9	17	15
Nevada	12	6	12	12
West Region Total	24	15	29	27

Central Region
Arizona	31	28	31	30
Texas	108	102	136	132
Colorado	4	3	5	5
Central Region Total	143	133	172	167

East Region (Florida)	11	14	12	13

	Nine Months Ended September 30,
	2009		2008
	Beginning	Ending	Beginning	Ending

Active Communities
Total	178	162	220	207

West Region
California	12	9	27	15
Nevada	12	6	11	12
West Region Total	24	15	38	27

Central Region
Arizona	31	28	36	30
Texas	109	102	127	132
Colorado	3	3	6	5
Central Region Total	143	133	169	167

East Region (Florida)	11	14	13	13

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cancellation Rates (1)
Total	20%	40%	23%	31%

West Region
California	11%	43%	19%	32%
Nevada	20%	31%	20%	20%
West Region Total	13%	40%	19%	29%

Central Region
Arizona	11%	31%	13%	24%
Texas	25%	42%	28%	33%
Colorado	10%	24%	16%	26%
Central Region Total	21%	39%	24%	31%

East Region (Florida)	16%	61%	16%	40%

(1)          Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog

	At September 30,
	2009	2008
Total
Dollars	$404,786	$612,893
Homes in backlog	1,676	2,269
Average sales price	$241.5	$270.1

West Region
California
Dollars	$51,556	$72,088
Homes in backlog	156	159
Average sales price	$330.5	$453.4
Nevada
Dollars	$2,278	$14,319
Homes in backlog	12	52
Average sales price	$189.8	$275.4

West Region Totals
Dollars	$53,834	$86,407
Homes in backlog	168	211
Average sales price	$320.4	$409.5

Central Region
Arizona
Dollars	$50,443	$85,680
Homes in backlog	248	383
Average sales price	$203.4	$223.7
Texas
Dollars	$258,345	$404,997
Homes in backlog	1,107	1,571
Average sales price	$233.4	$257.8
Colorado
Dollars	$13,173	$18,307
Homes in backlog	46	54
Average sales price	$286.4	$339.0
Central Region Totals
Dollars	$321,961	$508,984
Homes in backlog	1,401	2,008
Average sales price	$229.8	$253.5

East Region
Florida
Dollars	$28,991	$17,502
Homes in backlog	107	50
Average sales price	$270.9	$350.0

Companywide. Home closing revenue for the three months ended September 30, 2009 decreased $141.1 million or 37.8% when compared to the same period in the prior year, primarily due to the 408 reduction in units closed and a $33,700 lower average closing price.  Closing units for the nine months ended September 30, 2009 experienced comparable declines of 31.5%, or 1,302 homes from the same period in the prior year with a 10.9% decrease in average sales price.  Sales volume of 3,232 units in the first nine months of 2009 declined 21.6% compared to 4,120 in the same period of 2008.  Although these declines reflect the difficult market and economic conditions of the past 12 months, these decreases are also partially the result of our initiative to recalibrate our operations to the current conditions.  We reduced our active communities 21.7% as of September 30, 2009 over the prior year, primarily by exiting underperforming markets and offering more affordable homes at lower price points to target the first-time and first-time move-up demographics, who we believe make up the largest segment of today’s buyers.  Although sales for the nine months declined as discussed above, our current quarter sales increased 85 units, or 8.4% over the quarter ended September 30, 2008, reflecting the positive impact of our lower cancellation rates in the current year and the results of our targeted marketing efforts, as we increased sales per community to 6.5 versus 4.8 in the third quarter of 2008.  The year-over-year sales declines coupled with faster build cycle times and closings pace resulted in a decrease to our backlog of 593 units, down to 1,676 homes as of September 30, 2009 as compared to 2,269 homes at September 30, 2008.

The homebuilding market has been experiencing some positive trends in recent months and some negative trends appear to be leveling off.  As reported by the Commerce Department, the U.S. GDP grew by an annual rate of 3.5% after four consecutive quarters of decline. The growth rate also exceeded economists’ projections of 3.3%.  An additional positive sign for the housing market was that October was the fourth straight month of improvement in the S&P/Case-Shiller Home Price Index, which was up nearly 5% from June 2009.  While we do expect additional foreclosures to continue to negatively affect sales performance for the next several quarters, these mostly positive trends contributed to our improved home sales and although we remain cautious, we believe there are early indications that the market is bottoming.

West.  In the third quarter of 2009, home closings in our West Region decreased 107 units or 53.0%, with a 19.9% decline in average sales price, for total revenue of $27.0 million, a 62.3% or $44.6 million decrease in home closing revenue as compared to the third quarter of 2008.  The Region’s closings reflect the poor economic conditions of the past several quarters, while the average sales price decreases are also impacted by our new lower-priced product, which we expect will continue to be a more significant portion of our total sales and closings mix.  The Regions’ orders for the current quarter increased to 163, a 29.4% increase from the prior year’s third quarter.  Although our Nevada operations continue to be hampered by foreclosures and the difficult economic conditions that state is experiencing, our California franchise, the first to be impacted by the homebuilding downturn, is starting to show signs of improvement with a 52.9% increase in unit orders despite a 50.0% decrease in average active communities between the third quarters of 2009 and 2008, reflecting our sales success in our newly acquired communities and our redesigned product line.  Our ending backlog of $53.8 million is starting to reflect the increased sales pace with $32.6 million, or 37.7% decreases from the prior year.  For the nine months ended September 30, 2009, home closings in our West Region decreased to 330 units with a value of $99.8 million, a 58.9% decrease in home closing revenue as compared to the same period in the prior year as 2009 year-to-date sales declined 50.5% or $115.5 million as compared to 2008 based on the market conditions noted above.

Central.  In the third quarter of 2009, home closings in our Central Region decreased 257 units, or 23.0%, with a 9.1% decline in average sales price, for total revenue of $192.2 million, a 30.0% or $82.3 million decrease in home closing revenue as compared to the third quarter of 2008, the smallest percentage declines of any of our Regions.  For the nine months ended September 30, 2009, closings of 2,347 units generating $547.6 million of revenues represent declines of 26.3% and 31.6% from the same period in 2008.  Although Texas remained our strongest market during the third quarter of 2009 with 611 homes closed, it has experienced slowing as indicated by the 23.3% decrease in its closing revenue from the same period in 2008, comprising about half of the Region’s total revenue decline.  The sales pace in the Central Region stabilized during the third quarter of 2009, with 844 absorptions, only 1% fewer than 2008, aided by new communities opening in target locations in Phoenix.  Texas only declined 12 sales units, or 2.0% in the current quarter from the same period in the prior year.  Year-to-date sales units decreased 19.8%, slower than the 41.1% decline in average communities during the same time frame in the prior year.  Average selling prices of closed homes of $233,300 year-to-date 2009 reflect marginal declines from the comparable balances of $251,600 in the same period of 2008.  In the Region, the slower year-to-date sales pace led to a 607 unit decline in ending backlog as of September 30, 2009, with average sales prices of homes in backlog of $229,800 in 2009, as compared to $253,500 as of September 30, 2008.  The average sales price decline reflects our focus to target the market’s entry level and first time move-up customer price point, which comprise the majority of the buyer demographic.  Although we expect to continue to experience some deterioration in this Region until conditions stabilize due to the positive initial indications from Arizona, and as Texas does not appear to have been as affected by the current economic downturn and did not experience the significant price appreciation in prior years that benefited some of our other markets, we believe the impact of ongoing negative economic conditions will be less severe in our Central Region.

East.  In the third quarter of 2009, home closings in our East Region decreased 44 units, or 42.3%, with an 18.2% decline in average sales price, for total revenue of $12.6 million, a 52.8% or $14.1 million decrease in home closing revenue as compared to the third quarter of 2008.  The 134 unit decline in year-to-date deliveries in this Region for 2009 includes 12 closings from Ft. Myers communities, as compared to 39 in 2008.  Our Ft. Myers operation is wound down as of September 30, 2009.  The closing declines also reflect the slowed sales pace of the last several quarters, when Florida’s homebuilding market was one of the most difficult in the nation.  We have recently acquired deeply-discounted lots and started operating in several desirable communities in Orlando, replacing some of our older close-out communities and leading to a 58 unit, or 175.8% increase in our orders for the quarter ended September 30, 2009 to 91 units as compared to 33 in the same period in the prior year.  The sales from these new communities also positively impacted backlog, as we ended the current quarter with a backlog of 107 units with a value of $29.0 million at September 30, 2009, a 57 unit and $11.5 million increase over the same period in the prior year.  For the nine months ended September 30, 2009, closings of 160 units in our East Region with $35.8 million of corresponding home revenue declined $39.1 million, or 52.1%, compared to the nine months ended September 30, 2008.  However, our East Region experienced a 10.0% unit increase and benefited from a 5.1% increase in average sales prices in year-to-date sales as compared to 2008, reflecting the impact of the new communities previously discussed.  Florida has historically sold a portion of its homes to international investors and is more sensitive to the collapse of the international credit markets in addition to our national recession, which has contributed to Florida being one of the states that was most affected by the economic and financial downturn.  We remain cautious about our future performance in this Region and continue to focus on cost containment and deeply-discounted lots to allow for the pricing benchmarks to attract our first-time and entry-level buyers.

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,
	2009		2008
	Dollars	Percent (1)	Dollars	Percent (1)
Home Closing Gross Profit/(Loss)
Total	$23,183	10.0%	$6,786	1.8%
Add back Impairments	10,354		40,949
Adjusted Gross Margin	33,537	14.5%	47,735	12.8%

West	790	2.9%	(5,440)	(7.6)%
Add back Impairments	2,385		11,519
Adjusted Gross Margin	3,175	11.8%	6,079	8.5%

Central	23,427	12.2%	14,345	5.2%
Add back Impairments	5,677		25,196
Adjusted Gross Margin	29,104	15.1%	39,541	14.4%

East	(1,034)	(8.2)%	(2,119)	(7.9)%
Add back Impairments	2,292		4,234
Adjusted Gross Margin	$1,258	10.0%	$2,115	7.9%

	Nine Months Ended September 30,
	2009		2008
	Dollars	Percent (1)	Dollars	Percent (1)
Home Closing Gross Profit/(Loss)
Total	$1,449	0.2%	$31,135	2.8%
Add back Impairments	86,943		113,810
Adjusted Gross Margin	88,392	12.9%	144,945	13.0%

West	(7,219)	(7.2)%	(38,277)	(15.8)%
Add back Impairments	16,804		56,962
Adjusted Gross Margin	9,585	9.6%	18,685	7.7%

Central	8,641	1.6%	75,000	9.4%
Add back Impairments	66,020		42,591
Adjusted Gross Margin	74,661	13.6%	117,591	14.7%

East	27	0.1%	(5,588)	(7.5)%
Add back Impairments	4,119		14,257
Adjusted Gross Margin	$4,146	11.6%	$8,669	11.6%

(1)          Percentage of home closing revenue.

Home Closing Gross Profit/(Loss)

Companywide. Home closing gross profit/(loss) represents home closing revenue less cost of home closings. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs, common community and recreation areas and landscaping, and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead, closing costs and impairments, if any.

Home closing gross margin increased to a positive margin of 10.0% for the quarter ended September 30, 2009 as compared to 1.8% for the quarter ended September 30, 2008.  This increase is primarily due to lower levels of impairments recorded in 2009, with $10.4 million recorded in the third quarter of the year versus $40.9 million in the third quarter of 2008.  Excluding these impairments, gross margins were 14.5% and 12.8% for the quarters ended September 30, 2009 and 2008, respectively, with the September 30, 2009 quarterly margins reaching their highest levels in eight quarters.  For the nine months ended September 30, 2009, the gross margin was $1.4 million, as compared to $31.1 million for the same period in the prior year.  The 2009 impairments of $86.9 million included $55.4 million related to the termination of a large optioned project in Arizona during the second quarter of 2009.  Excluding the impact of impairments of $86.9 million and $113.8 million in the first three quarters of 2009 and 2008, respectively, gross margins were 12.9% and 13.0% for the same periods.  As our average closing prices declined 12.9% and 10.9%, respectively, in the current and first three quarters of 2009, our ability to maintain and improve on pre-impairment gross margin levels from 2008, in spite of average sales price decreases, is due at large extent to the cost benefits achieved through our re-designed products, negotiated price reductions of materials and labor and from the benefit of a lower basis of some of our inventory due to the bargain prices obtained on our recently-acquired lots and prior impairments.  We have also reduced our construction cycle times, which resulted in further cost savings.  We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.

West. Our West Region home closing gross margin increased to a positive margin of 2.9% for the three months ended September 30, 2009 from a negative margin of (7.6)% in the same period of 2008.  For the first nine months of 2009, the gross loss improved to (7.2)% compared to (15.8)% in the first nine months of 2008.  These losses included impairments of $2.4 million and $16.8 million, respectively, in the three and nine months ended September 30, 2009 versus $11.5 million and $57.0 million, respectively, in the same periods of the prior year.  Excluding these impairments, the gross margins for the third quarter of 2009 and 2008 were 11.8% and 8.5%, respectively, and 9.6% and 7.7% for the first three quarters of 2009 and 2008, with the improvements reflecting the benefits achieved by our cost containment initiatives and new product offering discussed above.

Central. The Central Region’s home closing gross margin for the three and nine months ended September 30, 2009 was 12.2% and 1.6% as compared to 5.2% and 9.4% in the same periods of 2008. The improvement in gross margin in the current quarter is attributable to the decreased volume of impairments recorded in the current quarter as compared to the same period in the prior year.  The decrease in gross margins for the nine months ended September 30, 2009 is due to the increase in impairments in the Central Region, specifically the $55.4 million impairment in Arizona discussed above, coupled with the declines in closing revenue for the three quarters ended September 30, 2009, outpacing the cost savings achieved. The Central Region’s home closing margins include $5.7 million and $66.0 million of real estate-related impairments for the three and nine months ended September 30, 2009, compared to $25.2 million and $42.6 million for the three and nine months ended in the same periods of 2008.  Excluding these impairments, gross margins would have been 15.1% and 14.4% for the three months ended September 30, 2009 and September 30, 2008, respectively, and 13.6% and 14.7% for the nine months ended September 30, 2009 and September 30, 2008.

East. This Region experienced a home closing gross (loss)/margins of (8.2)% and 0.1% for the three and nine months ended September 30, 2009 as compared to (7.9)% and (7.5)% for the same periods in the prior year. The decline in gross margin for the three months ended September 30, 2009 is primarily due to the amount of home impairments as compared to the lower home closing revenue dollars in 2009 as compared to the same period in the prior year.  The improvement in the home closing gross margin for the nine months ended September 30, 2009 is primarily due to reduced real-estate related impairment charges of $4.1 million during the nine months ended September 30, 2009 as compared to $14.3 million for the same period in 2008. Excluding these impairments, gross margins would have been 10.0% and 7.9% for the Region for the three months ended September 30, 2009 and September 30, 2008, and 11.6% for the nine months ended September 30, 2009 and September 30, 2008, respectively, highlighting our cost-cutting measures and efficiencies gained over the last couple quarters, and their positive impact on margins.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commissions and Other Sales Costs
Dollars	$18,382	$33,840	$55,625	$101,274
Percent of home closing revenue	7.9%	9.1%	8.1%	9.1%

General and Administrative Costs
Dollars	$14,269	$20,735	$41,913	$52,481
Percent of total revenue	6.2%	5.5%	6.1%	4.7%

Interest Expense
Dollars	$8,853	$5,835	$28,515	$17,034

Gain on Extinguishment of Debt
Dollars	$—	$—	$9,390	$—

Provision for Income Taxes
Dollars	$146	$82,431	$1,940	$46,260
Effective tax rate	0.8%	133.9%	1.8%	27.8%

Commissions and Other Sales Costs

Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs.  As a percentage of home closing revenue, these costs decreased to 7.9% and 8.1%, respectively, for the three and nine months ended September 30, 2009 from 9.1% for the three and nine months ended September 30, 2008. The decrease primarily relates to reduced advertising spending as we are now focusing on targeted national and regional campaigns where we are able to achieve economies of scale while continuing to derive benefit from these efforts at the local level.  We are also reducing the size of our model complexes and outfitting homes with fewer option upgrades to highlight a payment-oriented sales approach, demonstrating what a homebuyer can truly afford rather than an options-loaded model complex, which has been successful with our buyers of homes at lower price points, and reduced our model home costs.

General and Administrative Expenses

General and administrative expenses represent corporate and divisional overhead expenses such as salaries, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses in the nine-month periods ending September 30, 2008 includes a benefit of $10.2 million received from a successful legal settlement in the second quarter of 2008.  Excluding the benefit of this settlement, general and administrative expenses decreased $20.7 million during the nine months ended September 30, 2009, and were 5.6% of total revenue for the nine months ended September 30, 2008, as compared to 6.1% for the same period in 2009.  For the three months ended September 30, 2009, general and administrative expenses decreased $6.5 million to 6.2% of total revenue as compared to 5.5% in the prior year. Although we continue to execute on our cost-cutting and streamlining strategy, particularly in headcount and salary expense reductions, the significant revenue declines for the three and nine months ended September 30, 2009 outpaced our savings, resulting in an increase in our general and administrative expenses as a percentage of revenue.

Interest Expense

Interest expense is comprised of interest incurred, but not capitalized, on our senior and senior subordinated notes, credit facility and other borrowings.  For the three and nine months ended September 30, 2009, our non-capitalizable interest expense was $8.9 million and $28.5 million, respectively, as compared to $5.8 million and $17.0 million, for the same periods in the prior year.  Due to our concentrated efforts to reduce inventory, suspend development on certain phases of long-lived communities, sell under-performing assets in 2009 and 2008, as well as improve our cycle time and the corresponding reduction in need for on-balance-sheet inventory to support operations, the balance of our inventory that is eligible for interest capitalization is less than the corresponding volume of our debt, resulting in a charge of a large portion of interest expense directly to our statements of operations.  We expect to incur interest charges in excess of our capitalizable amounts for the remainder of 2009 and into 2010.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2009, we retired $24.1 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 783,000 shares of our common stock in privately negotiated transactions at an average 41% discount from the face value of the notes, resulting in a $9.4 million gain on early extinguishment of debt for the nine months ended September 30, 2009.  There were no such extinguishments during the quarter ended September 30, 2009 or in 2008.

Income Taxes

Our overall effective tax rate was 0.8% and 1.8% for the three and nine months ended September 30, 2009, compared to 133.9% and 27.8% for the three and nine months ended September 30, 2008. The change in our tax rate is attributable to the adjustment of our 2008 tax receivable based on better information obtained in the process of preparing our consolidated federal tax return.  As the deferred tax assets have a full valuation allowance, there was no corresponding adjustment to the deferred tax expense to offset the prior year tax receivable adjustment.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the nine months ended September 30, 2009 were operating expenses, home construction, the payment of routine liabilities and the acquisition of new lot positions. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized as an expense in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings.  In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred.  From a liquidity standpoint, we were experiencing the positive effects of the homebuilding cash flow cycle over the last several quarters, as our debt balances have decreased and our cash balances have increased as our community count declines.   As these older communities are closing out, our inventory volumes decrease and we are generating positive cash flow, which only recently has begun to be offset by cash outflows from the acquisition of new lots.  During the first three quarters of 2009, we purchased about 2,100 lots for $101.2 million, started about 2,750 lots and closed 2,837 homes.

We exercise strict controls and believe we have a defined strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory development. Executing on our strategy of reducing inventory and curtailing spending on under-performing assets, we generated $157.4 million of positive operating cash flows in the first three months of 2009 due in large part to the collection of $107.7 million of income tax refunds.  During the first nine months of 2009, we also reduced our inventory by $87.6 million, generating additional cash flow and resulting in a cash, cash equivalents and restricted cash balance of $365.6 million at September 30, 2009.  As we have no bond maturities until 2014, we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire discounted finished lots that represent immediate opportunities to generate positive margins, grow our unsold home inventory as discussed and grow our presold home inventory as sales volumes increase.

In addition, we continue to evaluate our capital needs in light of ongoing developments in homebuilding markets and our existing capital structure.  We believe that we currently have strong liquidity.  Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure.  Such additional capital may be in the form of equity or debt financing and may be from a variety of sources.  There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders and increase our interest costs.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management.  Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At September 30, 2009	At December 31, 2008

Notes payable and other borrowings	$604,968	$628,968
Stockholders’ equity	440,559	527,206
Total capital	$1,045,527	$1,156,174
Debt-to-capital (1)	57.9%	54.4%

Notes payable and other borrowings	$604,968	$628,968
Less: cash, cash equivalents and restricted cash	(365,555)	(205,923)
Net debt	239,413	423,045
Stockholders’ equity	440,559	527,206
Total capital	$679,972	$950,251
Net debt-to-capital (2)	35.2%	44.5%

(1)	Debt-to-capital is computed as notes payable and other borrowing divided by the aggregate of total notes payable and stockholders’ equity.
(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity.

Covenant Compliance

Senior and Senior Subordinated Notes. We were in compliance with all Senior and Senior Subordinated Note covenants as of September 30, 2009.  The following are our most restrictive key note covenants:

Financial Covenant		Covenant Requirement	Actual
		($ in millions)
Fixed Charge Coverage (1)	>	2.00	1.15
Leverage Ratio (1)	<	3.00	1.46
Minimum Net Worth	>	$60,000	$432,134

(1) Failure to maintain both the Fixed Change Coverage Ratio and the Leverage Ratio does not result in a default under our senior and senior subordinated notes.  Rather, it results in a prohibition from incurring additional indebtedness.  As of September 30, 2009, we were in compliance with our Leverage Ratio and therefore, the prohibition against incurring additional debt is not applicable.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report include statements concerning: our belief that we have ample liquidity; management estimates regarding future impairments and joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements and actions that we may pursue or that may result from defaults of indebtedness of certain joint ventures, whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in 2009 and beyond; our exposure to construction defect claims relating to Chinese drywall, including the number of homes that we may have constructed using Chinese drywall, the areas and time periods where we constructed homes containing Chinese drywall, the sufficiency of our existing warranty reserves to cover such claims, and the existence and sufficiency of our insurance coverage and the insurance coverage of other related parties relating to such claims; our land and lot acquisition strategy; demographic and other trends related to the homebuilding industry in general; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our business strategy; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; the expected vesting periods of unrecognized compensation expense; trends and expectations relating to our community count; our future compliance with debt covenants and actions we may take with respect thereto;  our estimates concerning the fair values of the assets and liabilities of our joint venture investments; trends concerning market conditions (such as foreclosures and consumer confidence), sales prices, construction costs, sales orders, cancellations, gross margins and future home inventories and our strategies and plans relating thereto, including, but not limited to our belief that the impact of the recession will be less severe in our Central Region; that homebuilding markets may have stabilized; our plans to temporarily increase our spec starts and our plans to use cash to acquire deeply discounted lots; the possibility that we may raise additional debt or equity capital; our strategies, plans and anticipated benefits, including cost reductions and increased sales, from redesigning our home lines with lower price points; that during the remainder of 2009 and into 2010 we will incur interest charges in amounts greater than can be capitalized; and seasonality.

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

In a related matter, a Motion to Compel Arbitration was filed in the U.S. District Court for the District of Nevada on June 22, 2009 by Focus South Group on behalf of itself and the joint venture referred to in the immediately preceding paragraph.  Focus South Group alleges it has the authority to bring claims against the builder members on behalf of South Edge and is seeking specific performance of the member’s respective obligations under the Operating Agreement and the builder members’ agreements to acquire lots from the joint venture.  Meritage and the builder members dispute Focus’ claims and intend to vigorously defend against the claims.  Meritage has additional defenses to this action as Meritage performed all of its obligations under the joint venture agreement and was the only builder in the joint venture to tender its performance to acquire all remaining lots it had contracted to acquire from the joint venture. The Court granted the order and an arbitration panel was selected on July 30, 2009. The arbitration hearing is scheduled for February 22, 2010.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and the additional factors discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and our Quarter Reports on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own equity securities during the nine months ended September 30, 2009.

In the first nine months of 2009, we entered into an Exchange Agreement pursuant to which we issued approximately 783,000 shares of our common stock in exchange for $24.1 million aggregate principal amount of our 7.731% senior subordinated notes due 2017.  The Common Stock issued in connection with the exchange was issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of September 30, 2009, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of November 2009.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President, Chief Financial Officer and Chief Accounting Officer(Duly Authorized Officer and Principal Financial Officer)

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