Form 10-K
period 2009-12-31
Meritage Homes CORP
filed 2010-03-05
CIK 833079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (28,954,089 shares) as of June 30, 2009, was $546,074,119, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

The number of shares outstanding of the registrant’s common stock on March 3, 2010 was 32,004,053.

DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION

FORM 10-K

PART I

Item 1. Business

The Company

Meritage Homes is a leading designer and builder of single-family attached and detached homes based on the number of home closings.  We operate in the historically high-growth southern and western United States. We offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, luxury and active adult buyers, although our current emphasis is on the first-time and first-time move-up segment as we believe they represent the largest demographic of buyers. We have operations in three regions:  West, Central and East, which are comprised of 12 metropolitan areas in six states: Arizona, California, Nevada, Texas, Colorado and Florida.  These three regions are our principal business segments.  Please refer to Note 14 of the consolidated financial statements for information regarding our operating and reporting segments.

Our homebuilding and marketing activities are conducted primarily under the Meritage Homes brand, except for Arizona where we also operate under the name Monterey Homes and Texas where we operate under the names Monterey Homes and Legacy Homes. At December 31, 2009, we were actively selling homes in 153 communities, with base prices ranging from approximately $99,900 to $971,990.

Available Information; Corporate Governance

Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. On December 31, 1996, through a merger, we acquired the homebuilding operations of our predecessor company. We currently focus exclusively on homebuilding and related activities and no longer operate as a real estate investment trust.

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

Strategy

All facets of Meritage Homes’ operations are governed by the principles of our strategic model, Meritage Forward.  Meritage Forward defines our Company’s culture and operational parameters, to ensure that all actions are aligned around the achievement of our goals.  It combines our entrepreneurial spirit and organizational agility to drive industry-leading results in all of our functional areas, including:  management, land acquisition and development, finance, marketing, sales, purchasing, construction and customer care.  The main tenets of Meritage Forward are to:

•                  Maximize our state-of-the-art research tools to make informed decisions about land purchases;

•                  Utilize our knowledge of customer preferences to align our product offerings with market expectations;

•                  Customize our sales techniques for today’s buyers and educate our sales team on the availability of mortgage products;

•                  Continuously improve our construction process by working with our vendors to find mutual efficiencies;

•                  Re-engineer and simplify our product while incorporating our environmental initiatives into routine construction practices;

•                  Shorten sales to close cycle time by refining our practices and streamlining scheduling and production;

•                  Provide the highest level of customer service and care by working closely with our buyers throughout the sales and construction process and monitoring their satisfaction routinely after delivery of their home; and

•                  Ensure that we have the best team available by hiring and nurturing top talent, expecting top level performance and allocating proper resources to drive execution of the business plan.

We believe all of these directives are focused on our key priority, returning to and sustaining profitability as quickly as possible.

We recently launched several new initiatives reflecting the Meritage Forward principles.  Our Simply Smart Series ™ is a collection of homes that market a low monthly payment and are specifically designed for the renter and first-time buyer demographic.  These homes benchmark favorably in our submarkets where low prices are the key determinant for sales activity.  The Simply Smart Series™ offers a solid range of standard features while allowing buyers to customize their purchase with options and upgrades that are important to them.

To address the influx of available existing home inventory, we have initiated our “Your Home. Your Way. 99 Days Guaranteed” promise in many of our communities.  This program affords our buyers all the benefits of new home construction, including customization and a warranty, and delivery in 99 days or less from the date the buyer signs the sales contract to the close of their new home. This allows us to effectively compete with the typical closing cycles for resale homes.  The expedited timeline is consistent with our streamlined processes.

We also recently announced that every home we construct beginning in 2010 will meet ENERGY STAR ® standards. The “green” construction not only aligns with our corporate goal of being a responsible steward of the environment, but also provides our buyers with additional value including: (i) generating higher home appraisal values (ii) allowing them to qualify for “green” mortgages (iii) reducing their energy and water use expenses and (iv) creating a more “green” living environment.  We believe our Green Strategy effectively differentiates our product in the marketplace.  By building ENERGY STAR ® homes, we will be exceeding the current government standards for environmental construction thresholds.  Incorporating these energy standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that allow us to offer these features to our home buyers for either nominal or no additional cost as compared to homes without such features.

We believe our Meritage Forward philosophy provides us with a unique competitive advantage and will drive our success in attaining our key objectives of returning to profitability and maintaining a strong and liquid balance sheet—which will help us weather any additional instability in the homebuilding and financial markets and will allow us to take advantage of opportunities as they arise.

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

Our homes range from entry level to semi-custom luxury. A summary of activity by region as of and for the years ended December 31, 2009 and 2008 follows (dollars in thousands):

	Year Ended December 31, 2009		At December 31, 2009
	# of Homes Closed	Average Closing Price	Homes in Backlog	$ Value of Backlog	Home Sites Controlled (1)	# of Actively Selling Communities
West Region
California	348	$333.9	89	$34,322	817	7
Nevada	130	208.1	14	2,671	621	6
West Region Total	478	299.7	103	36,993	1,438	13

Central Region
Arizona	781	199.9	147	32,110	5,589	26
Texas	2,405	235.7	715	181,564	5,238	98
Colorado	145	305.0	39	11,456	190	6
Central Region Total	3,331	230.3	901	225,130	11,017	130

East Region
Florida	230	227.6	91	25,412	451	10

Total Company	4,039	$238.4	1,095	$287,535	12,906	153

	Year Ended December 31, 2008		At December 31, 2008
	# of Homes Closed	Average Closing Price	Homes in Backlog	$ Value of Backlog	Home Sites Controlled (1)	# of Actively Selling Communities
West Region
California	581	$416.2	87	$33,910	661	12
Nevada	247	266.1	25	6,453	877	12
West Region Total	828	378.7	112	40,363	1,538	24

Central Region
Arizona	1,084	250.6	190	42,211	5,725	31
Texas	3,217	243.7	887	230,155	7,814	109
Colorado	145	346.3	44	13,265	222	3
Central Region Total	4,446	248.7	1,121	285,631	13,761	143

East Region
Florida	353	260.3	48	12,037	503	11

Total Company	5,627	$267.5	1,281	$338,031	15,802	178

(1)          “Home Sites Controlled” is the estimated number of homes that could be built on unstarted lots we control, both on lots available for sale and on land expected to be developed into lots.

The 18% reduction in our homesites controlled as of December 31, 2009 as compared to the prior year reflects our efforts to execute on our strategy to decrease our lot position in non-key markets.  During the past several years, we have exited under-performing markets, sold excess owned lots, terminated lot contracts in less successful subdivisions, purchased and contracted for new projects with smaller lot positions and recalibrated our holdings to be more in line with our current operation volumes.

The average closing price decline in 2009 versus 2008 highlights our successful efforts to roll out the Simply Smart Series™, offering products at a lower price point to target the first-time and first-time move-up demographic, as well as some price deterioration during the year as the homebuilding industry continued to experience difficulties in many of the geographical markets we serve.  Looking to 2010, we continue to plan for lower average closing and sales prices than we have historically produced as we have re-designed our products to a lower price point to attract more of the first-time and first move-up demographic.

Recent Industry and Company Developments

During 2009, our operations continued to be impacted by the homebuilding industry downturn and economic recession resulting in difficult year-over-year comparisons of our operational results.  Competition for home buyers remained intense due to an excess supply of re-sale and foreclosure homes on the market, as well as aggressive discounting for new homes by many of our competitors.  In addition, the type of mortgage financing products is still limited and underwriting standards are restrictive.  Therefore, even though home affordability has significantly improved over the past several years, benefiting from both low prices and low interest rates, we have not yet seen a significant market recovery, although we believe we are beginning to see signs of stabilization in many of our markets as evidenced by the stabilization of average home prices in the U.S. and declines in months’ supply of homes inventory during the latter part of 2009, as reported by Realty Trac and the Case-Shiller Index, although some of the improvements may have also been aided by the government tax incentives that were originally scheduled to expire in November 2009.  Our sales pace strengthened over 2008 in the final quarters of 2009, also an early indicator of a potential shift in consumer confidence.  Furthermore, our home orders increased 24% in the fourth quarter of 2009 as compared to the same period in the prior year and our absorptions per active community increased, with 3.9 sales per community for 2009 as compared to 2.6 in 2008. We believe the improvements may signal the bottoming of the housing market.

We reduced our active community count by 14%, or 25 communities, over a year ago.  Therefore, although our average sales per community during 2009 was 23.3, in line with 23.2 for the prior comparable period, our home orders declined 17% for 2009 as compared to the prior year.

During 2009, we continued to focus on our goals to return to profitability, generate positive cash flow and strengthen our balance sheet.  We grew our cash, cash equivalents and restricted cash balance to $391 million at December 31, 2009.  We also increased gross margins excluding impairments to 14.9% in the fourth quarter of 2009, the highest in the past eight quarters. Our gross margins including impairments were 6.2% for the same period.  Additionally, in the last half of the year we began to rebuild our lot positions with well-located, low-cost lots to supplement and replace our older communities as they close out.  We believe our strategy provides us with flexibility given the current difficult market conditions, and also allows us to take advantage of unique opportunities to continue to purchase well-positioned lots in select markets.

During this downturn and in line with our Meritage Forward principles, we have conducted an in-depth market review of each one of our submarkets and have repositioned and redesigned much of our product to increase affordability to appeal to customers at lower price points. Our lower cost structure is enabling us, in certain communities, to decrease the selling price of these new homes below the FHA pricing cap, and compete successfully with foreclosures and distressed re-sales. We are designing smaller and more efficient floor plans, reducing or eliminating certain standard features from our base home models to re-align them with current market demands and reducing the number of floor plans offered, while continuing to provide an ample selection of options and upgrades, allowing our customers to personalize their new homes with the features they consider most important.  Our divisions have been working with their subcontractors to achieve additional price concessions through both materials and labor bid renegotiations, but also through reviews of our entire construction cycle, including even-flow scheduling and process improvement initiatives.

To appeal to the quicker move-in expectations of our target customers in the first-time and first-time move-up demographic, and to ensure sufficient on-hand inventory to meet the extended home buyer tax credit deadline of June 30, 2010, we are temporarily increasing our spec starts.  Our unsold inventory consisted of 514 homes as of December 31, 2009, approximately half of which were complete.  At December 31, 2008, we had 768 unsold homes, approximately two-thirds of which were complete.  The decline in our unsold inventory was primarily due to our improved cycle times, which allowed us to maintain a lower level of inventory to meet demand as we were able to turn the inventory faster.  At December 31, 2009, we averaged only 3.4 unsold homes per active community.

Land Acquisition and Development

As guided by our Meritage Forward objectives, our goal is to maintain an approximate three- to four-year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development; although, during the current downturn in the homebuilding industry, we have limited additional purchases of land or lots to primarily finished lot positions with a two-three year life cycle.  We are currently focused on expanding our market share in our key markets and their adjacent submarkets, as we grow the number of subdivisions in our pipeline, although we will explore exceptional opportunities outside of our existing markets if and when they arise.  As of December 31, 2009 we have a 3.2 year supply of lots, based on 2009 orders.  In the near term, we plan to acquire well-positioned finished lots in our key markets with short land positions while analyzing opportunities for partially developed land.  We continually evaluate our markets, monitoring our lot supplies to ensure we have a sufficient pipeline, but are not over-committing to land acquisitions until the pace of home sales stabilizes and our sales pace begins to recover.

Today, we are mainly purchasing finished lots, on which the development has already been completed.  These lots are ready for immediate home construction and are the primary focus of our limited purchases in the current financial environment.  For land or finished lots we intend to purchase, our selection is based upon a variety of factors, including:

•                  demographic factors, based on extensive marketing studies;

•                  Existing concentration of contracted lots in surrounding markets;

•                  suitability for development, generally within a one to four-year time period from the beginning of the development process to the delivery of the last home;

•                  financial feasibility of the proposed project, including projected profit margins, returns on capital invested, and the capital payback period;

•                  the ability to secure governmental approvals and entitlements;

•                  results of environmental and legal due diligence;

•                  proximity to local traffic corridors and amenities;

•                  availability of seller-provided purchase options that allow us to defer lot purchases until needed for production; and

•                  management’s judgment as to the real estate market and economic trends, and our experience in particular markets.

The factors used to evaluate these finished lot purchases are similar to those for land we intend to develop ourselves, although as the development risks associated with the undeveloped land — financial, environmental, legal and governmental — have been borne by others, these finished lots are more attractive to us, even though the price of these finished lots may be higher, reflecting their additional value.  In select cases, we may also acquire distressed assets from banks, governmental entities, or opportunity funds.

When purchasing undeveloped or partially developed land, we generally acquire land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to development agreements and tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits prior to and during development. The process of obtaining such approvals and permits can substantially delay the development process. We may consider, on a limited basis, the purchase of unentitled property when we can do so in a manner consistent with our business strategy.  Historically, we have developed parcels ranging from 100 to 300 lots, although in the current economic environment we are primarily focused on limited lot purchases of smaller groups of finished lots.  In order to achieve and maintain an adequate lot inventory, we have also historically purchased larger parcels, in some cases with joint venture partners. In some cases, these joint ventures purchase undeveloped land and develop the land themselves.

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

We develop a design and marketing concept tailored to each community, which includes the determination of size, style and price range of homes. We also typically determine street layout, individual lot size and layout, and overall community design for these projects. The product lines offered depend upon many factors, including the guidelines, if any, of an existing community, housing generally available in the area, the needs and desired housing product for a particular market, and our lot sizes, though we are increasingly able to use standardized design plans for a product line.

We also may acquire land through land purchase and option contracts. Purchases are generally financed through our corporate borrowings or working capital. Acquiring our land through option contracts, when available, allows us to control the timing and volume of lot and land purchases from the third parties who own or buy properties on which we plan to build homes. We typically enter into option contracts to purchase finished lots at pre-determined prices during a specified period of time from these third parties, usually structured to approximate our projected absorption rate at the time the contract is negotiated. These contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 15% of the sales price. We believe the use of options limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns.  The recent availability of such option lots has been drastically reduced.  If market conditions were to change, we might attempt to re-negotiate the option or purchase contracts to achieve terms more consistent with market conditions.  Such adjustments could include deferment, or reduction in or acceleration of lot takedown requirements and price concessions.  If we were not successful in these re-negotiations, we might determine that a project is no longer feasible or desirable and cancel these contracts, usually resulting in the forfeiture of our option deposits and any associated capitalized pre-acquisition costs.

As of December 31, 2009, we believe that nearly all of our option contracts that were initially entered into before the housing downturn and that had terms that currently could make them economically not viable have been either renegotiated or terminated.

All lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of key operating and financial executives.  All land acquisitions exceeding pre-specified limits must also be approved by our Board of Directors.

During 2009, we terminated options on about 3,407 lots and wrote off option deposits and pre-acquisition costs of $71.0 million.  At December 31, 2009, we had 2,917 lots under option or contract for a total purchase price of approximately $120.8 million, with $10.0 million in cash deposits and $4.4 million in letters of credit deposits.  Additional information relating to our impairments is discussed in Note 2 — Real Estate and Capitalized Interest, and information related to lots and land under option is presented in Note 3 — Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.

The following table presents information as of December 31, 2009 (dollars in thousands):

	Number of Lots Owned (1)		Number of Lots Under Contract	Total Number of Lots
	Finished	Under Development	or Option (1)(2)	Controlled
West Region
California	742	—	75	817
Nevada	621	—	—	621
West Region Total	1,363	—	75	1,438

Central Region
Arizona	2,882	2,652	55	5,589
Texas	1,774	805	2,659	5,238
Colorado	159	—	31	190
Central Region Total	4,815	3,457	2,745	11,017

East Region
Florida	354	—	97	451

Total Company	6,532	3,457	2,917	12,906
Total book cost (3)	$356,233	$92,992	$9,963	$459,188

(1)           Excludes lots with finished homes or homes under construction. The number of lots is estimated and is subject to change.

(2)           There can be no assurance that we will actually acquire any lots under option or purchase contract. These amounts do not include approximately 179 lots under contract with no earnest money deposits, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contract. However, these amounts do include 239 lots under option contracts with joint ventures in which we are a member.

(3)           For Lots Owned, book cost primarily represents land, development and capitalized interest. For Lots under Contract or Option, book cost primarily represents earnest and option deposits.

Investments in Unconsolidated Entities - Joint Ventures

We participate in several joint ventures with independent third parties (three active joint ventures at December 31, 2009) relating to the purchase and development of land. We have less than a controlling interest in our joint ventures. We typically enter into these joint ventures with other homebuilders, land sellers or other real estate investors to provide us and the other joint venture partners with a means of accessing larger parcels and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. The typical joint venture acquires raw land and processes the property through the entitlement process and, in some cases, develops the property into partially or fully finished lots. These joint ventures are usually obligated to sell all or a part of the property or lots to the joint venture members (at the respective member’s option), generally at prevailing fair market values (either at the time of acquisition or the time of sale). In some cases, part of the property is sold to non-member homebuilders, commercial developers and other third parties. Our participation in these types of joint ventures has historically been an important part of our business model, and although in our current environment our involvement in joint ventures is limited, we expect to continue to participate in joint ventures as favorable opportunities arise.

In connection with these land joint ventures, we and/or our joint venture partners typically provide certain types of guarantees, indemnification arrangements with surety and performance bond providers and environmental indemnities. Reference is made to Part II, Item 8 in this Annual Report, “Financial Statements and Supplementary Data — Note 4 — “Investments in Unconsolidated Entities” for a detailed discussion of these items.

We also participate in four mortgage and four title business joint ventures.  The mortgage joint ventures are engaged in mortgage activities, and they originate and provide services to both our clients and other homebuyers.  The mortgages originated by these ventures have limited recourse back to us.

At December 31, 2009, we had approximately $10.9 million invested in joint ventures involved in the purchase, development and/or sale of land. We also had approximately $1.0 million invested in mortgage brokerage and title service joint ventures. In 2009, we reported pre-tax losses of $(3.6) million related to our share of the loss of our land joint ventures and $7.6 million in income related to our share of the earnings of our mortgage-brokerage and title service joint ventures.  The land joint venture losses include $2.8 million of impairments recorded against our venture investments. For our land joint ventures, we do not recognize profits on lots or land that we acquire from the joint venture, but instead defer profits, if applicable, until we sell the related homes to third party homebuyers.

Construction Operations

We act as the general contractor for our projects and typically hire subcontractors on a project-by-project or reasonable geographic-proximity basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms to minimize construction costs. Following our Meritage Forward principles, purchasing and construction managers coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and monitor compliance with zoning and building codes. At December 31, 2009, we employed approximately 173 full-time construction operations personnel.

We specify that quality, durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors to take advantage of production volume. Historically, access to our principal subcontracting trades, materials and supplies has been readily available in each of our markets. Prices for these goods and services may fluctuate due to various factors, including commodity prices and supply and demand shortages, which may be beyond the control of our vendors. We believe that we have good relationships with our suppliers and subcontractors.

We generally build and sell homes in clusters or phases within our larger projects, which we believe creates efficiencies in land development and home construction operations and cash management, and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Our homes are typically completed within two to four months from the start of construction, depending upon the geographic location and the size and complexity of the home; although, as previously discussed, we have recently introduced our 99-day guarantee at select communities where the entire home purchase cycle from the time a buyer signs a contract to close is just 99 days. Construction schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically have not entered into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations.

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

We use furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. We generally employ or contract with interior and landscape designers who are responsible for creating attractive model homes and complexes that highlight the options available for the product line within a project. We generally build between one and three model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered.  At times, we sell our model homes to, and lease them back from, institutional investors who purchase the homes for investment purposes or from individual buyers who do not intend to occupy the home immediately. At December 31, 2009, we owned 148 and leased 69 model homes and had an additional three models under construction.

Our homes generally are sold by our commissioned employees who typically work from a sales office located in one of the model homes for each project. At December 31, 2009, we had approximately 307 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our sales strategies, our Meritage Forward directives and housing products. To achieve this goal, we train our sales associates and conduct regular meetings to update them on sales techniques, competitive products in the area, financing availability and credit score repair opportunities, construction schedules, marketing and advertising plans and the available product lines, pricing, options and warranties offered. Our sales associates are licensed real estate agents where required by law. Independent brokers may also sell our homes, and are usually paid a sales commission based on the price of the home. Our sales associates assist our customers in selecting options and upgrades or in adding available customization features to their homes, which we design to appeal to local consumer demands.  We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use and type of incentives depends largely on economic and local competitive market conditions. Given market conditions over recent periods, we have offered extensive incentives to generate sales, which negatively impacted our revenues and margins.

Backlog

We generally require a signed sales contract to release a lot to start construction.  Our contracts require cash deposits and are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Additionally, deposits are usually collected upon the selection of options and upgrades.  Homes covered by such sales contracts but which are not yet closed are considered “backlog.”  Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory.  Sales contingent upon the sale of a customer’s existing home are not considered a sale until the contingency is removed.  Our “spec” inventory is due to both our strategic initiative for increase inventory levels to ensure quick move-ins for the renter and first-time buyer demographic as well as unsold inventory created from cancelled sales contracts.

We do not recognize any revenue from home sales until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met.  At December 31, 2009, of our total homes in inventory, 18.6% were under construction without sales contracts and 18.7% were completed homes without sales contracts.  A substantial majority of the unsold homes resulted from homesites that began construction with a valid sales contract that was subsequently cancelled.  We believe that during 2010 we will deliver to customers substantially all homes in backlog at December 31, 2009 under existing or, in the case of cancellations, replacement sales contracts.

Our backlog decreased to 1,095 units with a value of approximately $287.5 million at December 31, 2009 from 1,281 units with a value of approximately $338.0 million at December 31, 2008. These decreases are due to the high volume of closings in the fourth quarter of 2009 as buyers scheduled their home deliveries before November 30, 2009 in time to take advantage of the original government tax credit program and our lower active community count, and a reduction in our active community count as our old communities were winding down and our new communities were in their start-up phase.  The decrease was also further impacted by the continuing difficulties in the general economy and homebuilding industry.

Customer Financing

We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We have entered into several joint venture arrangements with established mortgage brokers in most of our markets, which allow those ventures to act as preferred mortgage broker to our buyers to help facilitate the sale and closing process as well as generate additional fee income. In some markets we use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. Since many customers use long-term mortgage financing to purchase homes, the current decrease of availability of mortgage loans, tighter underwriting standards and the collapse of the sub-prime loan market failures have reduced the availability of such loans to our homebuyers.  Additionally, general adverse economic conditions, rising mortgage interest rates and increases in unemployment are deterring and reducing the number of potential homebuyers.

Customer Relations, Quality Control and Warranty Programs

We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to our continued success, and that our commitment to buyer satisfaction and quality control has significantly contributed to our reputation as a high-quality builder.

In accordance with our company-wide standards, a Meritage project manager or project superintendent and a customer relations representative generally monitor compliance with quality control standards for each community. These representatives perform the following tasks:

•                    oversee home construction;

•                    oversee subcontractor and supplier performance;

•                    manage the scheduling and stage of completion deadlines;

•                  conduct formal inspections as specific stages of construction are completed; and

•                    regularly update buyers on the progress of their homes and coordinate the closing process.

We generally provide for each home a two-year limited warranty on workmanship and building materials.  Some states in which we build homes also have laws providing statutory warranties related to structural defects that generally range in duration from eight to ten years.  We generally require our subcontractors to provide an indemnity and a certificate of insurance before beginning work, and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. With the assistance of an actuary, we establish reserves for future warranty costs based on our historical experience within each division or region, and record such reserves at home closing.  Reserves generally range from 0.2% to 0.9% of a home’s sale price. Historically, these reserves have been sufficient to cover out-of-pocket costs we were required to absorb for warranty repairs.

Competition and Market Factors

The development and sale of residential property is a highly competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, although recently our primary competition has been existing home resales, foreclosures, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources and may have lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

•                    experience within our geographic markets which allows us to develop and offer new products that are in line with the needs and wants of the targeted demographic;

•                  streamlined construction processes that allow us to save on material, labor and time and pass those savings to our customers in the form of lower prices;

•                    ability to recognize and adapt to changing market conditions, including from a capital and human resource perspective;

•                    ability to capitalize on opportunities to acquire land on favorable terms; and

•                    reputation for outstanding service and quality products.

Although price decreases by other builders to sell their homes and the recent influx of foreclosures have negatively impacted our sales efforts, our new product offerings are successfully competing with those homes and we expect that once the market stabilizes, the long-term strengths noted above will continue to provide us with competitive advantages.

Over the last couple of years, we have extensively expanded our market research department, whose immediate goals are to assist our local markets to better compete with the influx of foreclosure and re-sale homes in their surrounding neighborhoods.  The community-level reviews include analysis of existing inventory, pricing, days on the market and buyer demographics.  The long-term strategy analyses the department provides include analytical tools to assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for lot purchases in the current market environment.

Government Regulation and Environmental Matters

Although we are currently acquiring mostly finished lots, to the extent that we do acquire undeveloped land, the great majority is acquired after entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations.

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

In addition, there is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change.  This legislation relates to items such as “cap and trade” and building codes that impose energy efficiency standards.  New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes.  As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs.  Similarly, energy related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related regulations.

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

In order for our homebuyers to finance their home purchases with FHA-insured or VA-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.

Some states have statutory disclosure requirements governing the marketing and sale of new homes.  These requirements vary widely from state to state.  Additionally, some states require that each home we construct must be registered at or before we are able to transfer title to our buyers.

Some states require us to be registered as a licensed contractor and in some markets our sales agents are required to be registered as licensed real estate agents.

Employees, Subcontractors and Consultants

At December 31, 2009, we had approximately 700 full-time employees, including approximately 194 in management and administration, 307 in sales and marketing, and 173 in construction operations. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.  All of our employees, including officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance.

We act solely as a general contractor, and all construction operations are supervised by our project managers and field superintendents who manage third party subcontractors. We use independent consultants and contractors for architectural, engineering, advertising and some legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.

Seasonality

We typically experience seasonal variations in our quarterly operating results and capital requirement.  Historically, we sell more homes in the first half of the fiscal year than in the second half, which results in increased working capital requirements in the second and third quarters as homes are constructed.  We typically benefit from the cash generated from home closings in the third and fourth quarters. We expect this seasonal pattern to continue, although it may be affected by the continuing downturn in the homebuilding industry and enactment and expiration of certain government homebuyer tax incentives.

Item 1A. Risk Factors

The risk factors discussed below are factors that we believe could significantly impact our business, if they occur.  These factors could cause results to differ materially from our historical results or our future expectations.

Risk Factors Related to our Business

If the current downturn becomes more severe or continues for a longer-than-anticipated period of time, it would have continued negative consequences on our operations, financial position and cash flows.

Continued weakness in the homebuilding industry could have an adverse effect on us. It could require that we write off or write down more assets, dispose of assets, reduce operations, restructure our debt and/or raise new equity or debt to pursue our business plan, any of which could have a detrimental effect on our current stakeholders.

Mortgage availability decreases and interest rate increases may make purchasing a home more difficult and may cause an increase in the number of new and existing homes available for sale.

In general, housing demand is adversely affected by the lack of availability of mortgage financing and increases in interest rates. Increased cancellations could increase the available homes inventory supply, which may result in price reductions and reductions in the availability of financing for our future homebuyers. Most of our buyers finance their home purchases through third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. Although long-term interest rates currently remain at low levels, it is impossible to predict future increases or decreases in market interest rates.

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

Expirations, amendments or changes to tax laws, incentives or credits currently available to our homebuyers may negatively impact our business.

Significant changes to existing tax laws that currently benefit our homebuyers,  such as the ability to deduct mortgage interest and real property taxes and the current homebuyer tax credit scheduled to expire in June 2010, may result in an increase in the total cost of home ownership and may make the purchase of a home, or new home, less attractive to our buyers.

If home prices decline, potential buyers may not be able to sell their existing homes, which may negatively impact our sales.

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

Our backlog reflects the number and value of homes for which we have entered into a non-contingent sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, a customer may in certain circumstances cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or contract provisions. If home prices decline, interest rates increase, or if the national or local homebuilding economic decline does not abate, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations have had, and could continue to have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

A reduction in our sales absorption levels may force us to incur and absorb additional community-level costs.

We incur certain overhead costs associated with our communities, such as marketing expenses and costs associated with the upkeep and maintenance of our model and sales complex.  If our sales absorptions pace decreases and the time required to close out our communities is extended, we may incur additional overhead costs, which would negatively impact our financial results.

The value of our real estate inventory may continue to decline, leading to additional impairments and reduced profitability.

A limited portion of our remaining owned land was purchased at prices that reflected the strong homebuilding and real estate markets experienced during the mid 2000s. As such, in most of these circumstances, we wrote down the value of certain inventory over the last several years to reflect current market conditions or have abandoned such projects.  To the extent that we still own or have options/purchase agreements related to such land parcels, a continued decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which would decrease both the book value of our assets and stockholders’ equity. We also incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, taxes and other related expenses. Reductions in home absorption rates increases the associated holding costs and our time to recover such costs. Continued declines in the homebuilding market may also require us to evaluate the recoverability of these costs.

Reduced levels of sales may impair our ability to recover pre-acquisition costs and may cause further impairment charges.

We extensively use option contracts to acquire land. Such options generally require a cash deposit that will be forfeited if we do not exercise the option. During the last several years, we forfeited significant amounts of deposits and wrote off related pre-acquisition costs related to projects we no longer deemed feasible, as they were not generating acceptable returns. Although our remaining pool of optioned projects has significantly decreased due to abandonments, a continued downturn in the homebuilding market may cause us to re-evaluate the feasibility of our remaining optioned projects, which may result in additional writedowns that would reduce our assets and stockholders’ equity.

Our joint ventures with independent third parties may be illiquid, and we may be adversely impacted by our joint venture partners’ failure to fulfill their obligations.

We participate in several land acquisition and development joint ventures with independent third parties, in which we have less than a controlling interest. Our participation in these types of joint ventures has decreased over the last few years due to current market conditions and the reduced need for lots, and we have reduced our involvement in such ventures. Historically, these joint ventures were structured to provide us with a means of accessing larger parcels and lot positions and to help us expand our marketing opportunities and manage our risk profile. However, these joint ventures often acquire parcels of raw land without entitlements and as such are subject to a number of development risks that our business does not face directly. These risks include the risk that anticipated projects could be delayed or terminated because applicable governmental approvals cannot be obtained, timely obtained or obtained at reasonable costs. In addition, the risk of construction and development cost overruns can be greater for a joint venture where it acquires raw land compared to our typical acquisition of entitled lots. These increased development and entitlement risks could have a material adverse effect on our financial position or results of operations if one or more joint venture projects is delayed, cancelled or terminated or we are required, whether contractually or for business reasons, to invest additional funds in the joint venture to facilitate the success of a particular project.

Our joint venture investments are generally very illiquid both because we lack a controlling interest in the ventures and because most of our joint ventures are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the joint venture’s assets or for a member to receive a return of their invested capital. Our lack of a controlling interest also results in the risk that the joint venture will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale of the underlying property. In the ordinary course of our business, we provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects. In limited cases, we may also offer pro-rata limited repayment guarantees on our portion of the joint venture debt or other debt repayment guarantees. Most of these guarantees are only triggered if the joint venture files for voluntary bankruptcy or similar liquidation or reorganization actions (“bad boy” guarantees). Our limited repayment and bad boy guarantees were $8.2 million and $60.9 million respectively, as of December 31, 2009.

With respect to our joint ventures, we and our joint venture partners may be obligated to complete land development improvements if the joint venture does not perform the required development, which could require significant expenditures. In addition, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. In the event the letters of credit or bonds are drawn upon, we, and in the case of a joint venture, our joint venture partners, would be obligated to reimburse the surety or other issuer of the letter of credit or bond if the obligations the bond or guarantee secures are not performed by us (or the joint venture). If one or more bonds, letters of credit or other guarantees were drawn upon or otherwise invoked, our obligations could be significant, individually or in the aggregate, which could have a material adverse effect on our financial position, results of operations or cash flows.  As of December 31, 2009, we were involved in two legal proceedings over these types of guarantees relating to two large joint ventures in which we hold less than 5% interest. We cannot guarantee that additional events will not occur or that such obligations will not be invoked.

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

Although we have developed strategies to weather the current economic and homebuilding downturn, the continued execution of these strategies may not have a positive impact on our business.

Although we have successfully achieved our stated goals of generating positive cash flows and reducing our debt, net-debt to capital ratio and inventory levels, we have had to record sizable real-estate impairments and have experienced gross margin erosion.  Our price decreases to sell completed inventory, wind-down of operations in less profitable markets and the reductions in our active community counts negatively impacted our 2009 results.  Additional external factors, such as the financial crisis, increased foreclosures and higher employment rates put additional downward pressure on our already declining results.  It is uncertain how much longer the current economic down cycle will continue and what the negative effect will be to our financial results.

Some homebuyers may cancel their home purchase contracts with us because their deposits are generally a small percentage of the purchase price and are potentially refundable.

In connection with the purchase of a home, our policy is to generally collect a deposit from our customers, although typically, this deposit reflects a small percentage of the total purchase price, and due to local regulations, the deposit may be fully or partially refundable prior to closing. If the prices for our homes in a given community continue to decline, our neighboring competitors increase their sales incentives, interest rates increase, the availability of mortgage financing tightens or there is a further downturn in local,  regional or national economy, homebuyers may cancel their home purchase contracts with us. In recent years, we experienced above-average cancellation rates, in part because of these reasons. Continued uncertainty in the homebuilding market could adversely impact our cancellation rates, which would have a negative effect on our results of operations.

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

During 2009 we recorded a charge of $6.0 million associated with the repair of (1) 76 homes built by us in 2005 and 2006 in the Fort Myers, Florida area that we have confirmed to contain defective drywall manufactured in China and (2) a limited number of other homes in Ft. Myers, Florida that we have identified as being drywalled during the same time period as the 76 affected homes were constructed and which we have not yet inspected but which we believe could possibly contain defective Chinese drywall.  We have been named as a defendant in one Federal Court lawsuit and one Florida State Court lawsuit relating to Chinese drywall.  It is possible that we may, in the future, be subject to additional litigation relating to defective Chinese drywall.  Based on our investigations to date and our evaluation of defective Chinese drywall issues, we believe our existing warranty reserves are sufficient to cover costs and claims associated with the repair of the above-mentioned homes which contain or could contain defective Chinese drywall.  However, if and to the extent the scope of the defective Chinese drywall issue proves to be significantly greater than we currently anticipate, or in the event defective Chinese drywall is, through credible evidence, linked to significant adverse health affects of the occupants of the homes containing such defective drywall, or if the cost of handling issues related to defective Chinese drywall otherwise proves to be significantly greater than we anticipate, or if it is determined that our existing warranty reserves together with anticipated recoveries from our insurance carrier and from other responsible parties and their insurance carriers are not sufficient to cover claims, losses or other issues related to property damage, loss or liability related to the defective Chinese drywall, then it is possible that we could incur additional costs or liabilities related to this issue that could have a material adverse effect on the results of our operations, financial position and cash flows.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities initiate and are successful in asserting tax positions that are contrary to our position. Additionally, continued loss from operations in future reporting periods may require us to continue to adjust the valuation allowance against our deferred tax assets.

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

Since the end of our 2006 fiscal year, we have generated significant net operating losses, (“NOLs”), and we may generate additional NOLs in the future. Under federal tax laws, we can use our NOLs (and certain related tax credits) to offset ordinary income tax on our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOLs (and certain related tax credits) that we do not use in any particular year to offset income tax in future years.  The benefits of our NOLs would be reduced or eliminated if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 “ownership change” occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of NOLs we can use to offset income tax equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special and complex rules apply to calculating this annual limit.

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

The homebuilding industry is cyclical and is significantly affected by changes in economic and other conditions such as employment levels, availability of financing, interest rates, and consumer confidence. These factors can negatively affect demand for and the cost of our homes. We are also subject to various risks, many of which are also outside of our control, including delays in construction schedules, cost overruns, changes in governmental regulations (such as “no-growth” or “slow-growth” initiatives), availability of land, availability of land option financing, increases in inventories of new and existing homes, increases in real estate taxes and other local government fees, and raw materials and labor costs.

We are also subject to the potential for significant variability and fluctuations in the cost and availability of real estate. In 2007, 2008 and 2009, we recorded significant impairments of our real estate and write-offs of purchase and option contract deposits and pre-acquisition costs, including costs related to our joint ventures, and if market conditions continue to deteriorate, such impairments and write-offs may again be required in the future.

Our ability to acquire and develop raw or partially finished lots may be negatively impacted if we are unable to secure additional performance bonds.

In connection with land development work we are required to complete on our raw or partially-finished land purchases, we oftentimes provide performance bonds or other assurances for the benefit of the respective municipalities or governmental authority.  These performance bonds provide assurance to the beneficiary that the development will be completed, or that in case we do not perform, that funds from the bond are available to finish such work.  In the future, additional performance bonds may be difficult to obtain, or may be difficult to obtain on terms that are acceptable to us.  The limited availability is due to both the current state of the industry and the economy, as well as Meritage-specific criteria, such as our credit ratings and cash position.  If we are unable to secure such required bonds, progress on affected projects may be delayed or halted or we may be required to expend additional cash to secure other forms of sureties which may adversely affect our financial position and ability to grow our operations.

The loss of key personnel may negatively impact us.

Our success largely depends on the continuing services of certain key employees, including our Chief Executive Officer, Steven J. Hilton, and our ability to attract and retain qualified personnel. We have an employment agreement with Mr. Hilton and we have employment agreements with certain other key employees. We believe that Mr. Hilton possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of the services of Mr. Hilton and other key employees could harm our operations and business plans.

Failure to comply with regulations by our employees or representatives may harm us.

As discussed elsewhere, we are required to comply with applicable laws and regulations that govern all aspects of our business including land acquisition, development, home construction, sales and warranty.  Individuals acting on our behalf may intentionally or unintentionally violate some of these regulations.  Although we take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers may be damaged.

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

We have operations in Texas, Arizona, California, Nevada, Colorado and Florida. With the exception of Texas, our other geographic operations are some of the regions most severely impacted by the homebuilding downturn.  Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should continue to decline, since there may not be a balancing opportunity in other geographic regions, as there might be a stronger market.

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

Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.

The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and begin development and construction. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2009, we had approximately $605 million of indebtedness and other borrowings. If we require working capital greater than that provided by operations, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

•                  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes could be impaired;

•                  we could have to use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which would reduce the funds available to us for other purposes such as capital expenditures;

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

Our debt levels may place limits on our ability to comply with the terms of our debt and may restrict our ability to complete certain transactions.

The indentures for our senior and senior subordinated notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries, among other things, to:

•                  incur additional indebtedness or liens;

•                  pay dividends or make other distributions;

•                  repurchase our stock;

•                  make investments (including investments in joint ventures); or

•                  consolidate, merge or sell all or substantially all of our assets.

In addition, the indentures for our 7% senior notes require us to maintain a minimum consolidated tangible net worth. We cannot assure you that this covenant will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of our covenants or our inability to maintain the required financial ratios could limit our ability to incur additional debt.

Our ability to use third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency

We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion.  As of December 31, 2009, our credit ratings were B+, B1 and B+ by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies.  Any downgrades from these ratings may impact our ability in the future to obtain additional financing, or to obtain such financing at terms that are favorable to us and therefore, may adversely impact our future operations.

We may need to obtain new debt instruments or raise new equity in order to fund our future operations.

If market conditions continue to deteriorate or continue for a period of time that is longer than anticipated, we may need to raise new equity or obtain new debt instruments to fund our business plan. There can be no assurance that we will be able to raise new equity or find new lenders willing to issue new facilities on terms acceptable to us, or at all.

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

Regulatory requirements could cause us to incur significant liabilities and costs and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating certain developmental matters, as well as building and site design. We are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. We may be subject to additional costs and delays or may be precluded entirely from building projects because of “no-growth” or “slow-growth” initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, climate, welfare or environmental concerns. We must also obtain licenses, permits and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond our control and could cause delays in our homebuilding projects.

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

In addition, there is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change.  This legislation relates to items such as “cap and trade” and building codes that impose energy efficiency standards.  New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes.  As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with.  Similarly, energy related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related regulations.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity if current market conditions persist or become more pronounced; our intentions and the expected benefits of our Meritage Forward strategy; our intention to construct all homes to meet ENERGY STAR standards; our perceptions that the homebuilding market has bottomed or stabilized and trends relating to any expected recovery; our plans to temporarily increase our specs in 2010; our belief that California will be one of the first markets to recover; the extent and magnitude of our exposure to defective Chinese drywall; that our operations will remain depressed until the homebuilding industry and economy as a whole rebound; our strategy to re-design our products with lower price points; our delivery of substantially all of our backlog existing as of year end; management’s intention to operate conservatively, strengthen our balance sheet and improve and maintain liquidity; management estimates regarding future impairments and joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements; whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business into 2010 and beyond, including our expectation of lower average closing and sales prices, continued higher cancellation rates, positive sales order growth in 2010, some continued deterioration in our Central Region and that we expect our cash expenditures may exceed our cash generated by operations as we expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire bargain-priced lots and that we expect to continue to participate in joint ventures as opportunities arise); demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings (including tax audits) we are involved in; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs and gross margins and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; that we will realize tax refunds in 2010; trends and expectations relating to our community count and lot inventory; and our future compliance with debt covenants and actions we may take with respect thereto.

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

We lease an aggregate of approximately 351,000 square feet of office space (of which approximately 97,000 square feet is subleased) in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings

We are involved in various routine legal and regulatory proceedings, including claims and litigation alleging construction defects.  In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At December 31, 2009, we had approximately $8.2 million in accrued legal expenses and settlement costs, and an additional $33.5 million of warranty costs reserved for losses related to litigation and other asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated. Historically, most warranty claims and disputes are resolved prior to litigation. We believe there are not any pending matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

As previously reported on Form 8-K filed on September 29, 2008, we were awarded a unanimous jury verdict in Federal District Court in Phoenix against Greg Hancock, a former division president of Meritage Homes.  In 2001, Mr. Hancock sold his homebuilding business to us, at which time he concurrently entered into an employment agreement with us which the jury found he violated.  Subsequent to the jury award, Mr. Hancock filed a voluntary petition for Bankruptcy, under Chapter 11 of the United States Bankruptcy Code (United States Bankruptcy Court for the District of Arizona; Case No. 2:08-bk-14253-GBN).  Subsequent to year end, we entered into a Settlement Agreement with Mr. Hancock that remains subject to Bankruptcy Court approval and, pursuant to which we expect to eventually receive between $3 and $4 million in cash and other assets in total satisfaction of our judgement.

The Company, along with its joint venture partners (and their respective parent companies) in two separate unconsolidated joint ventures, is a defendant in lawsuits initiated by lender groups regarding two large Nevada based land acquisition and development joint ventures in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims.  While the Company’s interest in these two joint ventures is comparatively small, totaling 3.53% in one of the joint ventures and 4.09% in the other, we are vigorously defending and otherwise seeking resolution of these actions in conjunction with our joint venture partners.   Arbitration proceedings have also commenced among the members of one of the joint ventures concerning the venture’s member’s respective liabilities and obligations with respect to that joint venture and the damages sought in the applicable lender initiated lawsuit.  The final disposition of these suits remains uncertain, but Meritage does not, at this time, anticipate outcomes which will be materially adverse to the Company.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at a meeting of the Board of Directors, which follows the annual meeting of the stockholders, and at other Board of Directors meetings as appropriate.

The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2010). There are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position

Steven J. Hilton	48	Chairman of the Board and Chief Executive Officer
Larry W. Seay	54	Chief Financial Officer, Executive Vice President
C. Timothy White	49	General Counsel, Executive Vice President and Secretary
Steven M. Davis	51	Chief Operating Officer, Executive Vice President

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

Item 4.  Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTH”. The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, follow.

	2009		2008
Quarter Ended	High	Low	High	Low

March 31	$17.04	$8.40	$42.30	$7.04
June 30	$23.51	$10.67	$24.49	$14.82
September 30	$24.35	$14.51	$29.49	$12.18
December 31	$21.91	$16.03	$25.69	$5.10

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

	2003	2004	2005	2006	2007	2008
Meritage Homes Corp	100	112	85	26	22	34
S&P 500 Index	100	103	117	121	75	92
Dow Jones US Home Construction Index	100	115	91	40	27	32

On March 3, 2010, the closing sales price of our common stock as reported by the NYSE was $22.10 per share. At that date, there were approximately 330 owners of record and approximately 3,600 beneficial owners of common stock.

The transfer agent for our common stock is BNY Mellon Shareowner Services, 480 Washington Blvd, Jersey City, NJ 07310 (www.bnymellon.com/shareowner/isd).

We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Our senior and senior subordinated note indentures contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — Senior and Senior Subordinated Notes, in the accompanying consolidated financial statements.

Reference is made to Note 10 in the accompanying consolidated financial statements for a description of our equity compensation plans.

Reference is made to Part I, Item 1A, of this Annual Report for risks relating to ownership of our common stock.

Issuer Purchases of Equity Securities

We did not acquire any shares of our common stock during the three months ended December 31, 2009.

On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock.  In August 2006, the Board of Directors authorized an additional $100 million under this program.  There is no stated expiration date for this program.  In the first quarter of 2006, we repurchased 255,000 shares at an average price of $53.77 under this program.  As of December 31, 2008 and 2009, we had approximately $130.2 million available to repurchase shares under this program.  We have no plans to purchase additional shares under this program in the foreseeable future.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2009. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented.  This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

The data in the table includes the operations of Colonial Homes and Greater Homes since their dates of acquisition, February 2005 and September 2005, respectively.

	Historical Consolidated Financial Data
	Years Ended December 31,
	($ in thousands, except per share amounts)
	2009	2008	2007	2006	2005
Statement of Operations Data:
Total closing revenue	$970,313	$1,523,068	$2,343,594	$3,461,320	$3,001,102
Total cost of closings	(840,046)	(1,322,544)	(1,990,190)	(2,670,422)	(2,294,112)
Impairments	(126,216)	(237,439)	(340,358)	(78,268)	—
Gross (loss)/profit	4,051	(36,915)	13,046	712,630	706,990

Commissions and other sales costs	(78,683)	(136,860)	(196,464)	(216,341)	(160,114)
General and administrative expenses	(63,148)	(68,231)	(106,161)	(164,477)	(124,979)
Goodwill and intangible asset impairments	—	(1,133)	(130,490)	—	—
(Loss)/Earnings from unconsolidated entities, net (1)	4,013	(17,038)	(40,229)	20,364	18,337
Interest expense	(36,531)	(23,653)	(6,745)	—	—
Other income, net	6,109	7,864	10,561	11,833	7,468
Gain/(loss) on extinguishment of debt	9,390	—	—	—	(31,477)
(Loss)/Earnings before income taxes	(154,799)	(275,966)	(456,482)	364,009	416,225
(Provision)/benefit for income taxes	88,343	(15,969)	167,631	(138,655)	(160,560)

Net (loss)/earnings	$(66,456)	$(291,935)	$(288,851)	$225,354	$255,665

(Loss)/Earnings per common share:
Basic	$(2.12)	$(9.95)	$(11.01)	$8.52	$9.48
Diluted	$(2.12)	$(9.95)	$(11.01)	$8.32	$8.88

Balance Sheet Data (December 31):
Real estate	$675,037	$859,305	$1,267,879	$1,530,602	$1,390,803
Total assets	$1,242,667	$1,326,249	$1,748,381	$2,170,525	$1,971,357
Senior and senior subordinated notes, loans payable and other borrowings	$605,009	$628,968	$729,875	$733,276	$592,124
Total liabilities	$757,242	$799,043	$1,018,217	$1,163,693	$1,120,352
Stockholders’ equity	$485,425	$527,206	$730,164	$1,006,832	$851,005

Cash Flow Data:
Cash provided by/(used in):
Operating activities	$184,074	$199,829	$(20,613)	$(21,964)	$72,243
Investing activities	(145,419)	(23,263)	(9,677)	(57,720)	(247,427)
Financing activities	4,753	1,680	1,257	70,582	193,120

(1)          Loss from unconsolidated entities in 2009, 2008 and 2007 includes $2.8, $26.0 million and $57.9 million, respectively, of joint venture investment impairments.  Refer to Notes 1, 2 and 4 of our consolidated financial statements for more detail.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Industry Conditions

During 2009, the financial crisis and economic recession continued, while the prolonged and extended downturn in the homebuilding market worsened, causing downward pressure on home sales prices and asset values.  Based on statistics from the RealtyTrac, processed foreclosures reached approximately 2.8 million in 2009, up 21% from 2008.  These record-high foreclosure rates intensified competition for homebuyers in an already saturated marketplace with the influx of existing homes inventory, coupled with limited availability of mortgage financing resulting from the turmoil in the financial industry.  Concern about the state of the economy and the job market further deteriorated consumer confidence, as unemployment rates as reported by the U.S. Department of Labor rose steadily through the year, ending 2009 at 10.0%, compared to 7.4% at December 2008.  We believe that the tepid demand we experienced reflected homebuyers’ reluctance to make a purchasing decision until they are comfortable that economic conditions have stabilized.  Although we are seeing some early signs of recovery in certain markets, we believe the current conditions could continue, and we expect that our operations will remain depressed until the entire U.S. economy rebounds.

Summary Company Results

Our results for the year ended December 31, 2009 reflect the continued instability in the homebuilding and credit markets, as well as the general recession that has impacted the U.S. economy during 2009.  Although we have seen some indications that some housing markets have reached a bottom, we do not know if we have reached a bottom in the national housing market, and we expect continued volatility throughout 2010 as the economy’s recovery is projected to be uneven.

Total home closing revenue was $962.8 million for the year ended December 31, 2009, decreasing 36.0% from $1.5 billion for 2008 and 58.8% from $2.3 billion in 2007. We incurred a net loss for 2009 of ($66.5) million compared to a loss of ($291.9) million in 2008 and $(288.9) million in 2007. Our 2009 results include $129.0 million (pre-tax) of real estate-related impairments and an $88.3 million tax benefit.  In 2008, results include $263.4 million (pre-tax) of real estate-related impairments and a $118.6 million deferred tax valuation allowance charge.  In 2007, we incurred $130.5 million (pre-tax) of goodwill-related impairments and $398.3 million (pre-tax) of real estate-related impairments, but benefitted from a $167.6 million tax provision.  Lower average home prices from competitive pressures increased the use of incentives during the last three years and the large volumes of impairments caused low gross margins on home closings of 1.9%, 0.4% and 1.1%, respectively, in 2009, 2008 and 2007.

At December 31, 2009, our backlog of $287.5 million was down 14.9% from $338.0 million at December 31, 2008.  Our December 31, 2007 backlog was $670.0 million.  Fewer home sales, compounded by high volumes of home closings during the fourth quarter of 2009 as customers took advantage of the previous November 30, 2009 tax credit deadline coupled with lower overall sales prices were primarily responsible for the decline in ending backlog.  Our average sales price for homes in backlog decreased from $292,800 at December 31, 2007 to $263,900 at December 31, 2008 but held relatively steady at $262,600 at December 31, 2009, primarily due to mix of homes. Our cancellation rate on sales orders as a percentage of gross sales decreased in 2009 to 24.3%, from 35.3% and 37.1%, respectively, for the years ended December 31, 2008 and 2007, reflecting some stabilization of home prices and consumer confidence during the year.  Although our cancellation rates decreased significantly during 2009, we do not expect that cancellation rates will return completely to their historical levels until the excess supply of existing home inventory is absorbed and home prices fully stabilize.

Company Actions and Positioning

In response to the sustained and extended downturn in our industry, we are focusing on the following initiatives:

•                  Redesigning product offering to reduce costs and sales prices and tailor our product to meet today’s buyers’ affordability demands;

•                  Changing sales and marketing efforts to generate additional traffic;

•                  Renegotiating construction costs with our subcontractors where possible;

•                  Exercising tight control over cash flows;

•                  Managing our total lot supply by renegotiating or opting out of lot purchase and option contracts that are no longer aligned with our Meritage Forward strategy and contracting new bargain-price finished lots;

•                  Monitoring our customer satisfaction scores and working toward improving them based on the results of the surveys;

•                  Launching our company-wide operating strategy, Meritage Forward, and the roll-out of associated initiatives such as the Simply Smart Series™, 99-day closing guarantee and Meritage Green; and

•                  Continuing to consolidate overhead functions at all of our divisions and corporate offices to reduce general and administrative cost burden.

In a response to our strategy to take advantage of capital opportunities, during 2009 we retired $24.1 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 783,000 shares of our common stock in privately negotiated transactions at an average 41% discount from the face value of the notes, resulting in a $9.4 million gain on early extinguishment of debt for the year ended December 31, 2009.  There were no such extinguishments during 2008 or 2007.

Critical Accounting Policies

We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of these consolidated financial statements. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of our operations.

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, are as follows:

Revenue Recognition

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-976,  Real Estate Retail Land, we recognize revenue from home sales when title passes to the homeowner, the homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the receivable, if any, from the homeowner is not subject to future subordination and we do not have a substantial continuing involvement with the sold home.  These conditions are typically achieved when a home closes.

Revenue from land sales is recognized when a significant down payment is received, the earnings process is relatively complete, title passes and collectability of the receivable is reasonably assured.  Although there is limited subjectivity in this accounting policy, we have designated revenue recognition as a critical accounting policy due to the significance of this balance in our statements of operations.

Real Estate

Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by ASC Subtopic 360-10, Property, Plant and Equipment.  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any.  Land and development costs are typically allocated to individual lots on a relative value basis and are transferred to homes under construction when construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community or phase.  Land development budgets are reviewed monthly and updated as necessary.  Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  In such cases, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary based on the size of the community, the absorption rates and whether the land purchased was raw land or finished lots.  Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving finished lot purchases may be significantly shorter.  Additionally, the current slow-down in the housing market has negatively impacted our sales pace, thereby extending the lives of certain communities.

All of our land inventory and related real estate assets are reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles. If an asset is deemed not recoverable, we are required to record impairment charges to the extent the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis and actual results may also differ from our assumptions.  Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually.  We pay particular attention to communities experiencing a larger-than-anticipated reduction in their absorption rates or averages sales prices or where gross margins are trending lower than anticipated.  For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the assets’ carrying amount exceeds their fair value.  The impairment of a community is allocated to each lot on a straight-line basis.

Existing and continuing communities:  When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  With each community or land parcel evaluated individually, the fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell.  Impairments are charged to cost of home closings in the period during which the fair value is less than the assets’ carrying amount.  If a market-based approach is used, we determine fair value based on recent comparable purchase and sales activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. When a discounted cash flow approach is used, we compute fair value based on a proprietary model.  Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16%.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Community-level factors that may impact our key estimates include:

•                     The presence and significance of local competitors, including their offered product type and competitive actions;

•                     Economic and related demographic conditions for the population of the surrounding community; and

•                    Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes.

These local circumstances may significantly impact our assumptions and the resulting computation of fair value, and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models.  The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities.  We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community.

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

Due to the complexity and subjectivity of these fair value computations, as well as the significance of associated impairments to our financial statements for the past several years, we have concluded that the valuation of our real-estate and associated assets is a critical accounting policy.

During 2009, we recorded $58.1 million of such impairment charges related to our home and land inventories and real estate-related joint venture investments.  Additionally, we wrote off $71.0 million of deposits and pre-acquisition costs relating to projects that were no longer economically feasible.  Refer to Note 2 of these consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding these impairments and the associated remaining fair values of impaired communities.

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

At December 31, 2009, our warranty reserve was $33.5 million, reflecting an accrual of 0.2% to 0.9% of a home’s sale price for the two-year workmanship warranty depending on our loss history in the geographic area in which the home was built.  A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $500,000 in 2009.  While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs.  Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Off-Balance Sheet Arrangements

From time to time, we invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unaffiliated homebuilders, land sellers and financial or other strategic partners.

All unconsolidated entities through which we acquire and develop land are accounted for by either the cost or the equity method of accounting as the criteria for consolidation set forth in ASC Subtopic 860-10, Consolidation, have not been met. We record our investments in these entities in our consolidated balance sheets as “Investments in unconsolidated entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “Earnings/(loss) from unconsolidated entities, net.”

In order to determine if we should consolidate equity-basis joint ventures, we determine if we are the primary beneficiary of, or have a controlling interest in, the unconsolidated entity.  Factors considered in our determination include the profit/loss sharing terms of the entity, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

As of December 31, 2009, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary, we do not have a controlling interest, and our ownership interest exceeds 20%.  At December 31, 2009, we had equity investments of $11.9 million related to unconsolidated entities with total assets of $525.7 million and total liabilities of $359.9 million.  See Note 4 in the accompanying consolidated financial statements for additional information related to these investments.

We also enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We analyze these agreements under Subtopic 860-10 to determine whether we are the primary beneficiary of the variable interest entity (“VIE”), if applicable, using a model developed by management. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. See Note 3 in the accompanying financial statements for additional information related to our off-balance-sheet arrangements.  In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as “Real estate not owned” in our consolidated balance sheets.  The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.

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

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives.  Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a full valuation allowance against our deferred tax assets during 2008.  We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at December 31, 2009 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets and state NOL carryovers.

At December 31, 2009 and 2008, we had a valuation allowance of $92.6 million ($65.2 million federal and $27.4 million state) and $127.1 million ($102.3 million federal and $24.8 million state), respectively, against deferred tax assets which include the tax benefit from state NOL carryovers.  Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws, which currently would allow us to offset future federal taxable income generated through 2029.  State deferred tax assets include $21.4 million and $15.3 million in 2009 and 2008, respectively, of state net operating loss carryovers, which begin to expire in 2012.  On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and state NOL carryovers.

At December 31, 2009 and 2008, the income tax receivable of $92.5 million and $111.5 million, respectively, consist of net tax refunds that we expect to receive within one year.  The 2009 income tax receivable is due to enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) on November 6, 2009.  The Act amended Internal Revenue Code §172 to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years.  Prior to the Act, the loss carry back period was limited to two years.  We expect to carry back our federal net operating loss pursuant to the Act and receive our refund in early 2010.

Share-Based Payments

We have stock options and restricted common stock units (“nonvested shares”) outstanding under two stock compensation plans.  Per the terms of these plans, the exercise price of our stock options may not be less than the closing market value of our common stock on the date of grant, nor may options granted under the plans be exercised within one year from the date of the grant.  After one year, exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant.  Each stock option expires on a date determined at the time of the grant, but not to exceed seven years from the date of the grant. Our restricted stock generally vests on a pro-rata basis over either three or five years.

The calculation of employee compensation expense involves estimates that require management judgments.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 10 in the accompanying consolidated financial statements.  The fair value of our stock options, which typically vest ratably over a five-year period, is determined at the time of grant and is expensed on a straight-line basis over the vesting life of the options.  Expected volatility is based on a composite of historical volatility of our stock and implied volatility from our traded options.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  We use historical data to estimate stock option exercises and forfeitures within our valuation model.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.  A 10% decrease in our forfeiture rate would have increased our stock compensation by less than $20,000 in 2009.

Home Closing Revenue, Home Orders and Order Backlog — Segment Analysis

The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

	Years Ended December 31,
	2009	2008	2007
Home Closing Revenue
Total
Dollars	$962,797	$1,505,117	$2,334,141
Homes closed	4,039	5,627	7,687
Average sales price	$238.4	$267.5	$303.6

West Region

California
Dollars	$116,197	$241,792	$421,220
Homes closed	348	581	908
Average sales price	$333.9	$416.2	$463.9

Nevada
Dollars	$27,049	$65,734	$88,837
Homes closed	130	247	261
Average sales price	$208.1	$266.1	$340.4

West Region Totals
Dollars	$143,246	$307,526	$510,057
Homes closed	478	828	1,169
Average sales price	$299.7	$371.4	$436.3

Central Region

Arizona
Dollars	$156,107	$271,646	$567,888
Homes closed	781	1,084	1,718
Average sales price	$199.9	$250.6	$330.6

Texas
Dollars	$566,879	$783,835	$1,043,160
Homes closed	2,405	3,217	4,164
Average sales price	$235.7	$243.7	$250.5

Colorado
Dollars	$44,225	$50,213	$60,069
Homes closed	145	145	160
Average sales price	$305.0	$346.3	$375.4

Central Region Totals
Dollars	$767,211	$1,105,694	$1,671,117
Homes closed	3,331	4,446	6,042
Average sales price	$230.3	$248.7	$276.6

East Region

Florida
Dollars	$52,340	$91,897	$152,967
Homes closed	230	353	476
Average sales price	$227.6	$260.3	$321.4

	Years Ended December 31,
	2009	2008	2007
Home Orders (1)
Total
Dollars	$912,301	$1,173,163	$1,804,065
Homes ordered	3,853	4,620	6,290
Average sales price	$236.8	$253.9	$286.8

West Region

California
Dollars	$116,609	$194,170	$372,936
Homes ordered	350	504	846
Average sales price	$333.2	$385.3	$440.8

Nevada
Dollars	$23,267	$53,527	$85,772
Homes ordered	119	208	268
Average sales price	$195.5	$257.3	$320.0

West Region Totals
Dollars	$139,876	$247,697	$458,708
Homes ordered	469	712	1,114
Average sales price	$298.2	$347.9	$411.8

Central Region

Arizona
Dollars	$146,006	$193,299	$341,140
Homes ordered	738	884	1,203
Average sales price	$197.8	$218.7	$283.6

Texas
Dollars	$518,288	$629,639	$845,348
Homes ordered	2,233	2,632	3,427
Average sales price	$232.1	$239.2	$246.7

Colorado
Dollars	$42,416	$45,341	$59,423
Homes ordered	140	136	168
Average sales price	$303.0	$333.4	$353.7

Central Region Totals
Dollars	$706,710	$868,279	$1,245,911
Homes ordered	3,111	3,652	4,798
Average sales price	$227.2	$237.8	$259.7

East Region

Florida
Dollars	$65,715	$57,187	$99,446
Homes ordered	273	256	378
Average sales price	$240.7	$223.4	$263.1

(1)                   Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations.  We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	December 31,
	2009	2008	2007

Active Communities
Total	153	178	220

West Region
California	7	12	27
Nevada	6	12	11
West Region Totals	13	24	38

Central Region
Arizona	26	31	36
Texas	98	109	127
Colorado	6	3	6
Central Region Totals	130	143	169

East Region (Florida)	10	11	13

	Years Ended December 31,
	2009	2008	2007
Cancellation Rates (1)
Total	24.3%	35.3%	37.1%

West Region
California	19.2%	33.2%	36.0%
Nevada	20.1%	22.1%	25.1%
West Region Totals	19.4%	30.3%	33.7%

Central Region
Arizona	12.9%	25.6%	34.8%
Texas	29.4%	39.6%	39.2%
Colorado	15.2%	23.2%	21.9%
Central Region Totals	25.5%	36.2%	37.7%

East Region (Florida)	17.3%	35.8%	39.2%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

	At December 31,
	2009	2008	2007
Order Backlog (1)
Total
Dollars	$287,535	$338,031	$669,985
Homes in backlog	1,095	1,281	2,288
Average sales price	$262.6	$263.9	$292.8

West Region

California
Dollars	$34,322	$33,910	$81,532
Homes in backlog	89	87	164
Average sales price	$385.6	$389.8	$497.1

Nevada
Dollars	$2,671	$6,453	$18,660
Homes in backlog	14	25	64
Average sales price	$190.8	$258.1	$291.6

West Region Totals
Dollars	$36,993	$40,363	$100,192
Homes in backlog	103	112	228
Average sales price	$359.2	$360.4	$439.4

Central Region

Arizona
Dollars	$32,110	$42,211	$120,558
Homes in backlog	147	190	390
Average sales price	$218.4	$222.2	$309.1

Texas
Dollars	$181,564	$230,155	$384,351
Homes in backlog	715	887	1,472
Average sales price	$253.9	$259.5	$261.1

Colorado
Dollars	$11,456	$13,265	$18,137
Homes in backlog	39	44	53
Average sales price	$293.7	$301.5	$342.2

Central Region Totals
Dollars	$225,130	$285,631	$523,046
Homes in backlog	901	1,121	1,915
Average sales price	$249.9	$254.8	$273.1

East Region

Florida
Dollars	$25,412	$12,037	$46,747
Homes in backlog	91	48	145
Average sales price	$279.3	$250.8	$322.4

(1)     Our backlog represents net sales that have not closed.

Fiscal 2009 Compared to Fiscal 2008

Companywide.  Home closings for the year ended December 31, 2009 decreased $542.3 million or 36.0% when compared to the prior year, primarily due to the 1,588 reduction in units closed with a $29,100 lower average closing price.  Lower sales volume of 3,853 units in 2009 as compared to 4,620 in 2008, reflects the reduced demand caused by the industry downturn and the economic recession.  Absorptions in 2009 were partially aided by our lower cancellation rate of 24.3% as compared to 35.3% in 2008.  Closings exceeded sales in the latter part of the year and resulted in a decrease of 186 units in our backlog in 2009, down to 1,095 homes as compared to 1,281 homes in 2008.  In addition, the decreases in our actively-selling communities from 178 at December 31, 2008 to 153 at December 31, 2009 also impacted our sales, closings and backlog levels during 2009.  However, although we had fewer active communities, we did maintain our average sales per active community at 23.3 during 2009, in line with 23.2 in 2008.

Our increased selling efforts and retooled product offerings to attract the first-time and first-time move-up buyer were offset by continuing lower demand as a result of the homebuilding industry downturn. The economic recession further amplified the pressure on sales prices and the lack of potential homebuyers’ interest in purchasing a new home during these uncertain times.  Additionally, the influx of foreclosures, increases in unemployment rates and the tighter lending standards for obtaining mortgage financing during the current credit crisis - both for our homebuyers as well as for the buyers of their existing homes - also dampened demand.    Although we have recently identified several national positive indicators that the downturn is bottoming, such as declines in average months’ available inventory and stabilization of U.S. average home sales prices, we believe the recovery will be uneven and expect a continued challenging market throughout 2010.

West. In 2009, home closings decreased to 478 units with a value of $143.2 million, a 53.4% or $164.3 million decrease in home closing revenue as compared to 2008, driven by continued weakness in California and Nevada.  The Region’s 45.8% decrease in active communities was the primary contributor to the 350 unit decrease in 2009 closings as compared to 2008.  The Region’s ending backlog of $37.0 million only decreased 8.3% when compared to the prior year’s $40.4 million, reflecting our late-year successes with our newly-opened communities and revised product offerings in California.  As California was one of the first markets impacted by the downturn in 2006, we believe it will also be one of the first to pull out of the current constrained market conditions.

Central. The Central Region’s current year closings of 3,331 deliveries generating $767.2 million of revenues are 25.1% and 30.6% lower than those reported in 2008, respectively.  Although Texas remained our strongest market during 2009, it had also begun to experience slowing as indicated by its cancellation rate of 29.4% in 2009, our highest rate experienced in all the states in which we operate.  Arizona continues to struggle with an oversupply of existing and foreclosure home inventory contributing to the Region’s 146 unit decline in home orders in 2009.  Successful marketing campaigns and new replacement subdivisions coming on line in the latter part of 2009 kept the Arizona backlog reduction to only a 43 unit decline as of December 31, 2009, with average sales prices in the Region of $249,900 in 2009, consistent with $254,800 in 2008.  We expect to continue to experience challenges in this Region; however, as Texas has a relatively stable job and population pool and did not experience the significant price appreciation in prior years that benefited some of our other markets, coupled with our new community openings in Arizona and Colorado, we believe the downturn is bottoming in most of our markets in this Region.

East. We generated 230 closings with $52.3 million of corresponding home revenue in 2009.  The 34.8% decline in deliveries from 2008 is attributed to the slowing market in the early part of 2009.  In mid-2009, we acquired several bargain-priced parcels in prime locations in Orlando and have had a high level of success in our new communities.  We sold 273 homes in this Region, a 6.6% increase over prior years with a $17,300 increase in average sales price.  The increased demand led to higher ending backlog with 91 units for a projected sales value of $25.4 million as of December 31, 2009, as compared to 48 units with a corresponding value of $12.0 million as of December 31, 2008.  Our decreases in cancellation rates from 35.8% for 2008 to less than half that rate for 2009, coupled with a steady active community count, demonstrated some of the positive trends that we are experiencing in select markets.

Fiscal 2008 Compared to Fiscal 2007

Companywide.  Home closings for the year ended December 31, 2008 decreased $829.0 million or 35.5% when compared to 2007, primarily due to the 2,060 reduction in units closed with a $36,100 lower average closing price.  Lower sales volume of 4,620 units in 2008 as compared to 6,290 in 2007, reflected the reduced demand caused by the industry downturn and the economic recession.  Absorptions were further impacted by cancellation rates of 35.3% in 2008, only a 180 basis point improvement from our historical high of 37.1% in 2007.  The lower sales volumes coupled with steady closings resulted in a decrease to our backlog of 1,007 units in 2008, down to 1,281 homes as compared to 2,288 homes in 2007.  In addition, the decrease in our actively-selling community count from 220 at December 31, 2007 to 178 at December 31, 2008 also impacted our sales, closings and backlog levels during 2008.

Despite our increased selling efforts and larger incentives and discounts, these decreases reflected successive quarters of lower demand as a result of the homebuilding industry downturn. The economic recession further amplified the pressure on sales prices and the lack of potential homebuyers’ commitment to a new home purchase during these uncertain times.  Additionally, the influx of foreclosures, increases in unemployment rates and the tighter lending standards for obtaining mortgage financing during the current credit crisis - both for our homebuyers as well as for the buyers of their existing homes - also dampened demand.

West. In 2008, home closings decreased to 828 units with a value of $307.5 million, a 39.7% or $202.5 million decrease in home closing revenue as compared to 2007, primarily driven by the performance of our California markets.  The Region’s 2008 cancellation rate of 30.3% contributed to the 341 unit decrease in 2008 closings as compared to 2007, which also impacted our ending backlog of $40.4 million, a $59.8 million decrease from 2007.  In addition to the market factors noted above, the Region’s decreases reflected the market’s response to the rapid price appreciation experienced in the early part of the decade in both California and Nevada, now further exacerbated by the oversupply of available inventory coupled with limited availability of mortgage financing.

Central. The Central Region’s closings of 4,446 deliveries generating $1.1 billion of revenues during 2008 were 26.4% and 33.8% lower than those reported in 2007, respectively.  Although Texas remained our strongest market during 2008, in the latter part of the year, it had also begun to experience noticeable slowing as indicated by its cancellation rate of 39.6% in 2008, a 40 basis point increase from 39.2% in 2007.  Arizona continued to struggle with an oversupply of inventory contributing to the Region’s 1,146 unit decline in home orders in 2008.  The slower absorption rates and increased use of incentives led to a 794 unit decline in ending backlog as of December 31, 2008, with average sales prices of $254,800 in 2008, as compared to $273,100 in 2007.

East. We generated 353 closings with $91.9 million of corresponding home revenue in 2008.  The 123 decline in deliveries from 2007 is attributed to both the slowing market, as well as the wind-down of our Ft. Myers operation in mid-2007, where we are now closed out.  The cancellation rate of 35.8% in 2008 and 39.2% in 2007 also underscored the continuing difficulties experienced in this part of the country, leading to a 122 unit decline in our 2008 sales to 256 sold units as compared to 378 in 2007.  The impact of slowing sales and close out of Ft. Myers was also observable in our closing backlog of just 48 units with a value of $12.0 million at December 31, 2008, a 97 unit and $34.7 million decline from 2007.  Florida has historically sold a portion of its homes to international investors.  With the collapse of the international credit markets in addition to our national recession, this Region was one of the states most affected by the economic and financial downturn.

Other Operating Information (dollars in thousands)

	Twelve months ended December 31,
	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Home Closing Gross Profit/(Loss) Total (1)	$18,693	1.9%	$5,280	0.4%	$25,135	1.1%

Add back impairments	111,490		194,955		327,230

Adjusted Gross Margin	130,183	13.5%	200,235	13.3%	352,365	15.1%

West	$(7,151)	(5.0)%	$(66,127)	(21.5)%	$(162,141)	(31.8)%

Add back impairments	25,497		92,566		197,933

Adjusted Gross Margin	18,346	12.8%	26,439	8.6%	35,792	7.0%

Central	$30,876	4.0%	$81,440	7.4%	$219,986	13.2%

Add back impairments	77,389		81,999		77,046

Adjusted Gross Margin	108,265	14.1%	163,439	14.8%	297,032	17.8%

East	$(5,032)	(9.6)%	$(9,943)	(10.8)%	$(32,710)	(21.4)%

Add back impairments	8,604		20,390		52,251

Adjusted Gross Margin	$3,572	6.8%	10,447	11.4%	19,541	12.8%

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

Fiscal 2009 Compared to Fiscal 2008

Companywide.  Home closing gross margin improved to 1.9% for the year ended December 31, 2009 as compared to 0.4% for the year ended December 31, 2008.  Margins in 2009 benefited from a lower basis for our inventory resulting from prior period impairments.  Our impairment charges reflect the write-down to fair value of certain real-estate and related assets.  The recent and prolonged downturn in the general economy and homebuilding industry in particular, led to declines in the values of these assets and the abandonment and corresponding write-off of certain of our investments.  Excluding current period impairments, gross margins were 13.5% and 13.3% for 2009 and 2008, respectively.  The relatively flat gross margins excluding impairments are primarily the result of declines in average sales prices of home deliveries, partially offset by cost savings from re-negotiated construction contracts and reductions in our asset basis caused by impairments taken in prior periods for homes closed in the current period.  We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.

As reflected in our lower average sales prices in our orders and backlog, the types of incentives we offer vary by market, community and model and may include discounts on home prices, free or discounted upgrades and options, and the payment of a portion of buyer closing costs.  However, as previously noted, we are scaling back on standard features offered in our base home models, designing smaller homes as part of our Simply Smart Series™ that are more efficiently constructed and re-bidding construction material and labor contracts, targeting a 30-40% reduction from peak construction costs of mid-to-late 2006.  These savings should allow us to offer more affordable homes and compete for a larger base of potential homebuyers, with a focus on the first-time and first-move-up demographics and maintaining our margins.  Our newly-contracted lot positions with bargain-priced land positions should also aid in our margins as those communities come on line in the first couple of quarters of 2010.

West.  Our West Region improved its home closing gross loss to a negative margin of (5.0)% for 2009 from a negative margin of (21.5)% in 2008.  These margins included impairments of $25.5 million in 2009 versus $92.6 million in the prior year.  Excluding these impairments, the gross margins for 2009 and 2008 were 12.8% and 8.6%, respectively.  The improvement in our pre-impairment gross margins is due to the lower basis in our homes from prior impairments, as well as the benefits realized from the cost reductions noted above, as well as the lower lot basis for new communities.

Central.  The Central Region’s 4.0% home closing gross profit decreased 340 basis points as compared to 7.4% in 2008, primarily due to the lower amount of impairments as a percentage of net revenue recorded in 2009.  Despite these decreases, margins in this Region remained positive due to the relatively stronger market and lower levels of impairments recorded in Texas.  The Central Region’s home closing gross margins include $77.4 million of real estate-related impairments for 2009 compared to $82.0 million for 2008. Excluding these impairments, the gross margin in this Region remained somewhat consistent year over year with 14.1% margins in 2009 versus 14.8% in the prior year, with the slight decrease mostly due to mix of homes.

East.  This Region, like the West, experienced a home closing gross loss, with negative gross margins of (9.6)% for 2009 as compared to (10.8)% for the prior year.  The home closing gross losses are primarily due to $8.6 million and $20.4 million of real estate-related impairments during 2009 and 2008.  Gross margins were also impacted by price concessions and product mix, as evidenced by the reduced average closing prices year over year.  Excluding these impairments, gross margins would have been 6.8% for the Region for 2009 and 11.4% for 2008.

Fiscal 2008 Compared to Fiscal 2007

Companywide.  Home closing gross margin declined to 0.4% for the year ended December 31, 2008 as compared to 1.1% for the year ended December 31, 2007.  This nominal decline was primarily due to declines in the average sales price of homes of 11.9% in 2008 as compared to 2007, which was partially offset by lower levels of impairments recorded in 2008 totaling $195.0 million versus $327.2 million in 2007.  Margins in 2008 also benefited from a lower basis for our inventory resulting from prior period impairments as discussed below.  Excluding impairments during 2008, gross margins were 13.3% and 15.1% for 2008 and 2007, respectively.  The decreases in gross margins excluding impairments are primarily the result of declines in average sales prices of home deliveries, partially offset by cost savings from re-negotiated construction contracts and a lower asset basis for homes closed from prior period impairments.

West.  Our West Region improved its home closing gross loss to a negative margin of (21.5)% for 2008 from a negative margin of (31.8)% in 2007.  These margins included impairments of $92.6 million in 2008 versus $197.9 million in 2007.  Excluding these impairments, the gross margins for 2008 and 2007 were 8.6% and 7.0%, respectively.  The slight improvement in our pre-impairment gross margins is due to the lower basis in our homes from prior impairments, as well as the benefits realized from the cost reductions noted above, partially offset by the continued use of discounts and incentives as previously noted in the lower average closing prices for this Region.

Central.  The Central Region’s 7.4% home closing gross profit decreased 580 basis points as compared to 13.2% in 2007.  Despite these decreases, margins in this Region remained positive due to the relatively stronger market and lower levels of impairments recorded in Texas.  The 2008 decreases are mainly attributed to the decrease in pricing power in Arizona, resulting in increased incentives and discounts and the continuing real estate impairments in 2008, as compared to 2007.  The Central Region’s home closing gross margins include $82.0 million of real estate-related impairments for 2008 compared to $77.0 million for 2007.

East.  This Region, like the West, experienced a home closing gross loss, with negative gross margins of (10.8)% for 2008 as compared to (21.4)% for 2007.  The home closing gross losses were primarily due to lower average sales prices and $20.4 million of real estate-related impairments during 2008.  The impairment charges in 2007 were $52.3 million.  Excluding these impairments, gross margins would have been 11.4% for the Region for 2008 and 12.8% for 2007.

	Years Ended December 31,
	($ in thousands)
	2009	2008	2007
Commissions and Other Sales Costs
Dollars	$78,683	$136,860	$196,464
Percent of home closing revenue	8.2%	9.1%	8.4%

General and Administrative Expenses
Dollars	$63,148	$68,231	$106,161
Percent of total closing revenue	6.5%	4.5%	4.5%

Goodwill and Intangible Asset Impairments
Dollars	$—	$1,133	$130,490

Interest Expense
Dollars	$36,531	$23,653	$6,745

Provision/(Benefit) for Income Taxes
Dollars	$(88,343)	$15,969	$(167,631)
Percent of (loss)/earnings before provision for income taxes	(57.1)%	5.8%	(36.7)%

Fiscal 2009 Compared to Fiscal 2008

Commissions and Other Sales Costs.  Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs.  As a percentage of home closing revenue, these costs decreased to 8.2% for 2009 from 9.1% for 2008.  The decrease primarily relates to reduced advertising spending as we are now focusing on targeted national and regional campaigns where we are able to achieve economies of scale while continuing to derive benefit from these efforts at the local level.  We are also reducing the size of our model complexes and outfitting homes with fewer options and upgrades to highlight a payment-oriented sales approach, demonstrating what a homebuyer can truly afford rather than an options-loaded model complex, which has been successful with our buyers of homes at lower price points, and reduced our model home costs.

General and Administrative Expenses.  General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses.  General and administrative expenses decreased $5.1 million for 2009 versus 2008.   Although we continue to execute on our cost-cutting and streamlining strategy, particularly in headcount and salary expense reductions, the significant revenue decline resulted in our general and administrative expenses increasing as a percentage of home closing revenue.  Reducing the 2008 expenses is $10.2 million received from a successful legal settlement.  Excluding these proceeds, general and administrative expenses were 6.5% and 5.1% of total revenue for 2009 and 2008, respectively.

Interest Expense.  Interest expense is comprised of interest incurred, but not capitalized, on our senior and senior subordinated notes, credit facility and other borrowings.  During 2009 and 2008, our non-capitalizable interest expense was $36.5 million and $23.7 million, respectively.  Due to our concentrated efforts to reduce inventory through faster cycle times and to sell under-performing assets, the balance of our inventory that is eligible for interest capitalization dropped below the corresponding volume of our debt in 2007 and continues to decrease, resulting in a charge of a significantly larger portion of our interest incurred being expensed directly to our statements of operations.  Interest expense in 2009 also includes $3.1 million related to the amendment of and subsequent termination of our Credit Facility.  Similar amendment charges in 2008 were $1.4 million.

Income Taxes.  Our overall effective tax rates were (57.1)% for 2009, compared to 5.8% for 2008.  The change in our tax rate during 2009 is primarily attributable to the expected tax benefit from recently enacted federal tax legislation that enables us to carry back our 2009 NOL five years.  The 2008 tax rate was lower due to the recording of a full valuation allowance against deferred tax assets in that year.

Fiscal 2008 Compared to Fiscal 2007

Commissions and Other Sales Costs.  As a percentage of home closing revenue, these costs increased to 9.1% for 2008 from 8.4% for 2007.  These increases primarily reflect additional costs incurred for intensified sales and marketing efforts across our markets combined with lower average prices obtained per home closing.

General and Administrative Expenses.  General and administrative expenses decreased $37.9 million for 2008 versus 2007.  The decrease includes $10.2 million received from a successful legal settlement in the second quarter of 2008.  The 2007 balance includes a $10.9 million non-cash compensation charge related to a tender offer where we repurchased certain previously-issued stock options.  Excluding these one-time items, our general and administrative expenses were 5.1% and 4.1% of total revenue for 2008 and 2007, respectively.  Although we continued to execute on our cost-cutting and streamlining strategy during 2008, particularly in headcount and salary expense reductions, the significant revenue decline resulted in our general and administrative expenses remaining steady as a percentage of home closing revenue.

Goodwill and Intangible Asset Impairments.  During 2008, we fully impaired our remaining intangibles related to the 2005 acquisition of Greater Homes in Orlando.  The $1.1 million impairment is reported in our “Goodwill and Intangible Asset Impairments” line in our statement of operations.

In 2007, we wrote off $130.5 million of our goodwill and related intangible assets as a result of the weakened homebuilding market and accounting valuation techniques that incorporate the declining stock prices in deriving the fair value of our reporting units.  These charges resulted in a complete write-down of all of our remaining goodwill.

Interest Expense.  During 2008 and 2007, our non-capitalizable interest expense was $23.7 million and $6.7 million, respectively.  Due to our concentrated efforts to reduce inventory and sell under-performing assets in 2008 and 2007, the balance of our inventory that is eligible for interest capitalization dropped below the corresponding volume of our debt in 2007, resulting in a charge of a large portion of our interest expense directly to our statements of operations.

Income Taxes.  Our overall effective tax rates were 5.8% for 2008, compared to a benefit of 36.7% for 2007.  The change in our tax rate during 2008 is primarily attributable to the recording of a full valuation allowance of $118.6 million against our deferred tax assets, which had the effect of significantly decreasing our effective tax rate.

Liquidity and Capital Resources

Overview

Our principal uses of capital for 2009 were operating expenses, home construction, the payment of routine liabilities and the acquisition of new lot positions. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions and construction of model homes for finished lot acquisitions.  For raw land purchases, we also need to fund plat and other approvals, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized as an expense in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings.  In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred.  From a liquidity standpoint, we were experiencing the positive effects of the homebuilding cash flow cycle over the last couple of years, as our debt balances have decreased and our cash balances have increased as our community count declines.   As these older communities are closing out and our inventory volumes decrease, we have begun to acquire new lots.  Accordingly, on a go-forward basis, we expect that cash outlays for land purchases may exceed our cash generated by operations as demand for new homes stabilizes and improves and we begin to expand our business.  During 2009, we purchased about 4,700 lots for $182.0 million, started about 3,541 lots and closed 4,039 homes.

We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory acquisition development.  We generated $184.1 million of positive operating cash flows during 2009 due mainly to the collection of $108.4 million of income tax refunds while executing on our strategy of reducing inventory and curtailing spending on under-performing assets.  The operating cash flows were also generated by our inventory reduction of $184.3 million, contributing to our ending cash, restricted cash and investments balance of $391.4 million at December 31, 2009.  We also expect to collect approximately $92.5 million in tax refunds in early 2010. As we have no bond maturities until 2014, we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire well-positioned lots that represent opportunities to generate more normal margins and grow our presold home inventory to support sales volume increases.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management.  Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2009	At December 31, 2008

Notes payable and other borrowings	$605,009	$628,968
Stockholders’ equity	485,425	527,206
Total capital	$1,090,434	$1,156,174
Debt-to-capital (1)	55.5%	54.4%

Notes payable and other borrowings	$605,009	$628,968
Less: cash, cash equivalents, restricted cash and investments and securities	(391,378)	(205,923)
Net debt	213,631	423,045
Stockholders’ equity	485,425	527,206
Total net capital	$699,056	$950,251
Net debt-to-capital (2)	30.6%	44.5%

(1)	Debt-to-capital is computed as notes payable and other borrowing divided by the aggregate of total notes payable and stockholders’ equity.
(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity.

Credit Facility

In September 2009, we voluntarily terminated our Senior Unsecured Credit Facility (the “Credit Facility”).  There were no penalties or costs associated with the termination, although we recorded a non-cash charge in the third quarter of 2009 of approximately $800,000 to write off previously capitalized origination fees that were scheduled to amortize through May 2011.  We did not believe we would need the Credit Facility to finance our operations during the foreseeable future and believe it was in our interest to terminate the facility to avoid non-use and other fees.  Prior to and as of the date of termination, we were in compliance with all of the covenants, limitations and restrictions of the Credit Facility.

Covenant Compliance

Senior and Senior Subordinated Notes.

7.731% Senior Subordinated Notes

In February 2007, we completed a $150.0 million private placement of 7.731% senior subordinated notes due 2017.  These notes were issued at par, and their associated proceeds were used to pay down our Credit Facility.  The covenants related to these senior subordinated notes are substantially similar to the covenants of our senior notes discussed below.

During 2009, we exchanged approximately 783,000 shares of our common stock for $24.1 million of our senior subordinated notes in a privately-negotiated transaction at an average 41% discount from the face of the value of the notes.

6.25% Senior Notes

In March 2005, we issued $350.0 million in aggregate principal amount of 6.25% senior notes due 2015 which resulted in net proceeds to us of approximately $343.8 million. The indenture which governs the 6.25% senior notes contains covenants that are substantially similar to the covenants in the indenture that governs our existing 7.0% senior notes discussed below, except that, among other things, the indenture for the 6.25% senior notes:

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

7.0% Senior Notes

In April 2004, we issued $130.0 million in principal amount of 7.0% senior notes due 2014.  The indenture for our 7.0% senior notes requires us to comply with a number of covenants that restrict certain transactions, including covenants:

•                  limiting the amount of additional indebtedness we can incur unless after giving effect to such additional indebtedness, either (i) our fixed charge coverage ratio would be at least 2.0 to 1.0 or (ii) our ratio of consolidated debt to consolidated tangible net worth would be less than 3.0 to 1.0, provided, however, this limitation does not generally apply to most types of inter-company indebtedness, purchase money indebtedness up to $15 million, other indebtedness up to $15 million and non-recourse indebtedness;

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

If we do not meet both the Fixed Charge Ratio and the Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth covenants as defined in our senior and senior subordinated indentures discussed below, we are generally prohibited from incurring additional indebtedness.  Our actual Fixed Charge Ratio and Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth as of December 31, 2009 were .813 to 1.00 and 1.315 to 1.00, respectively.

We were in compliance with all Senior and Senior Subordinated Note covenants as of December 31, 2009.  The following are our most restrictive key note covenants:

Financial Covenant		Covenant Requirement	Actual
		($ in millions)
Fixed Charge Coverage (1)	>	2.0	.813
Leverage Ratio (1)	<	3.0	1.315
Minimum Net Worth	>	$60	$477.5

(1) Failure to maintain both the Fixed Change Coverage Ratio and the Leverage Ratio does not result in a default under our senior and senior subordinated notes.  Rather, it results in a prohibition (subject to exceptions) from incurring additional indebtedness.  As of December 31, 2009, we were in compliance with our Leverage Ratio and therefore, the prohibition against incurring additional debt is not applicable.

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

During 2009, we executed on our goal to reduce lots under control.  The success of this strategy is evidenced by our total ending lot position, with 12,906 lots under control at December 31, 2009 as compared to 15,802 at December 31, 2008.  At December 31, 2009, our total option and purchase contracts had purchase prices in the aggregate of approximately $120.8 million, on which we had made deposits of approximately $10.0 million in cash along with approximately $4.4 million in letters of credit.  During 2009, we also managed our lot supply, entering into new land contracts for approximately 4,000 lots for $148.5 million as compared to approximately 2,000 lots for $113.2 million in 2008.  Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying consolidated financial statements.

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

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Principal, senior and senior subordinated notes	$605,875	$—	$—	$130,000	$475,875
Interest, senior and senior subordinated notes	221,381	40,706	81,413	75,346	23,916
Liabilities related to interest not owned	1,828	1,828	—	—	—
Operating lease obligations	27,291	8,289	11,743	7,156	103

Total (1) (2)	$856,375	$50,823	$93,156	$212,502	$499,894

(1)                                See Notes 3 and 15 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.

(2)                                Total contractual obligations exclude $4.6 million related to our unrecognized tax benefits as we are unable to determine the period during which a settlement, if any, will occur with the corresponding tax authority.

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2009 or 2008.

Recent Accounting Standards

See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our fixed rate debt is made up primarily of $350.0 million in principal of our 6.25% senior notes, $130.0 million in principal of our 7.0% senior notes, and $125.9 million of our 7.731% senior subordinated notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt.

The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2009 follows:

	December 31, 2009 For the Years Ended December 31,							Fair Value at December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009 (a)
	(dollars in millions)

Fixed rate	$—	—	—	—	$130.0	$475.9	$605.9	$550.2	(a)
Average interest rate	—	—	—	—	7.0%	6.6%	6.7%	n/a

(a)                                Fair value of our fixed rate debt at December 31, 2009, is derived from quoted market prices by independent dealers.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages. Other required financial information is more fully described in Item 14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meritage Homes Corporation

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 5, 2010

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share data)
Assets
Cash and cash equivalents	$249,331	$205,923
Investments and securities	125,699	—
Restricted cash	16,348	—
Income tax receivable	92,509	111,508
Other receivables	22,934	31,046
Real estate	675,037	859,305
Real estate not owned	10,527	5,762
Deposits on real estate under option or contract	8,636	51,658
Investments in unconsolidated entities	11,882	17,288
Property and equipment, net	15,251	22,692
Intangibles, net	3,590	5,023
Prepaid expenses and other assets	10,923	16,044

Total assets	$1,242,667	$1,326,249

Liabilities
Accounts payable	$30,296	$31,655
Accrued liabilities	103,236	125,101
Home sale deposits	9,501	8,486
Liabilities related to real estate not owned	9,200	4,833
Senior and senior subordinated notes	605,009	628,968

Total liabilities	757,242	799,043

Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,710,958 and 38,588,536 shares at December 31, 2009 and 2008, respectively	397	386
Additional paid-in capital	461,403	436,739
Retained earnings	212,398	278,854
Treasury stock at cost 7,891,250 shares at December 31, 2009 and 2008	(188,773)	(188,773)

Total stockholders’ equity	485,425	527,206

Total liabilities and stockholders’ equity	$1,242,667	$1,326,249

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Home closing revenue	$962,797	$1,505,117	$2,334,141
Land closing revenue	7,516	17,951	9,453
Total closing revenue	970,313	1,523,068	2,343,594

Cost of home closings	(832,614)	(1,304,882)	(1,981,776)
Cost of land closings	(7,432)	(17,662)	(8,414)
Home impairments	(111,490)	(194,955)	(327,230)
Land impairments	(14,726)	(42,484)	(13,128)
Total cost of closings and impairments	(966,262)	(1,559,983)	(2,330,548)

Home closing gross profit	18,693	5,280	25,135
Land closing gross loss	(14,642)	(42,195)	(12,089)
Total closing gross profit/(loss)	4,051	(36,915)	13,046

Commissions and other sales costs	(78,683)	(136,860)	(196,464)
General and administrative expenses	(63,148)	(68,231)	(106,161)
Goodwill and intangible asset impairments	—	(1,133)	(130,490)
Earnings/(loss) from unconsolidated entities, net	4,013	(17,038)	(40,229)
Interest expense	(36,531)	(23,653)	(6,745)
Gain on extinguishment of debt	9,390	—	—
Other income, net	6,109	7,864	10,561

Loss before income taxes	(154,799)	(275,966)	(456,482)
Benefit/(provision) for income taxes	88,343	(15,969)	167,631

Net loss	$(66,456)	$(291,935)	$(288,851)

Loss per share:
Basic and diluted	$(2.12)	$(9.95)	$(11.01)

Weighted average number of shares:
Basic and diluted	31,350	29,330	26,225

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2009, 2008 and 2007
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance at January 1, 2007	34,035	$340	$332,652	$862,602	$(188,762)	$1,006,832

Net loss	—	—	—	(288,851)	—	(288,851)
Income tax benefit from stock option exercises	—	—	445	—	—	445
Exercise of stock options	110	1	1,891	—	—	1,892
Stock option expense	—	—	8,966	—	—	8,966
Stock option tender offer, net	—	—	3,842	—	—	3,842
FIN 48 adoption — unrecognized tax benefits	—	—	—	(2,962)	—	(2,962)

Balance at December 31, 2007	34,145	341	347,796	570,789	(188,762)	730,164

Net loss	—	—	—	(291,935)	—	(291,935)
Income tax deficiency from stock option exercises	—	—	(209)	—	—	(209)
Exercise of stock options	146	2	917	—	—	919
Purchase of treasury shares	—	—	—	—	(11)	(11)
Stock option expense	—	—	5,506	—	—	5,506
Issuance of common stock, net	4,298	43	82,729	—	—	82,772

Balance at December 31, 2008	38,589	386	436,739	278,854	(188,773)	527,206

Net loss	—	—	—	(66,456)	—	(66,456)
Tax valuation adjustment related to stock option exercises	—	—	(602)	—	—	(602)
Exercise of stock options	339	3	4,750	—	—	4,753
Stock option expense	—	—	6,204	—	—	6,204
Issuance of common stock, net	783	8	14,312	—	—	14,320

Balance at December 31, 2009	39,711	$397	$461,403	$212,398	$(188,773)	$485,425

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(66,456)	$(291,935)	$(288,851)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	8,843	15,669	17,818
Real estate-related impairments	126,216	237,439	340,358
Goodwill and tangible asset impairments	—	1,133	130,490
Decrease/(increase) in deferred taxes	—	20,494	(120,795)
Deferred tax asset valuation allowance	—	118,563	8,500
Stock-based compensation	6,204	5,506	8,966
Tender offer stock compensation expense	—	—	10,866
Excess income tax benefit from stock-based awards	—	—	(346)
Gain on early extinguishment of senior subordinated debt	(9,390)	—	—
Equity in losses/(earnings) of unconsolidated entities (includes $2.8 million, $26.0 million and $57.9 million of impairments to joint ventures in 2009, 2008 and 2007, respectively)	(4,013)	17,038	40,229
Distributions of earnings from unconsolidated entities	8,286	10,049	15,929
Changes in assets and liabilities:
Decrease in real estate	98,453	195,759	24,764
Decrease in deposits on real estate under option or contract	10,175	15,645	17,048
Decrease/(increase) in receivables and prepaid expenses and other assets	28,954	(16,296)	(63,106)
(Decrease) in accounts payable and accrued liabilities	(24,213)	(118,237)	(139,945)
Increase/(decrease) in home sale deposits	1,015	(10,998)	(22,538)
Net cash provided by/(used in) by operating activities	184,074	199,829	(20,613)

Cash flows from investing activities:
Investments in unconsolidated entities	(1,284)	(16,666)	(28,624)
Distributions of capital from unconsolidated entities	1,370	2,323	31,475
Purchases of property and equipment	(3,609)	(9,693)	(13,349)
Proceeds from sales of property and equipment	151	773	821
Payments to purchase investments and securities	(125,699)	—	—
Increase in restricted cash	(16,348)	—	—
Net cash used in investing activities	(145,419)	(23,263)	(9,677)

Cash flows from financing activities:
Net repayments under Credit Facility	—	(82,000)	(144,500)
Proceeds from issuance of senior and senior subordinated notes	—	—	150,000
Debt issuance costs	—	—	(5,428)
Proceeds from issuance of common stock, net of transaction fees	—	82,772	—
Purchase of treasury stock	—	(11)	—
Payments for stock option tender offer	—	—	(1,053)
Excess income tax benefit from stock-based awards	—	—	346
Proceeds from stock option exercises	4,753	919	1,892
Net cash provided by financing activities	4,753	1,680	1,257

Net increase/(decrease) in cash and cash equivalents	43,408	178,246	(29,033)
Cash and cash equivalents, beginning of year	205,923	27,677	56,710
Cash and cash equivalents, end of year	$249,331	$205,923	$27,677

See Supplemental Disclosure of Cash Flow Information at Note 12.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Meritage Homes is a leading designer and builder of single-family detached homes in the historically high-growth regions of the southern and western United States, based on the number of home closings. We offer first-time, move-up, luxury and active adult homes to our targeted customer base, although our current emphasis is the first-time and first move-up segment of the market, as we believe they represent the largest demographic of buyers. We have operations in three regions:  West, Central and East, which are comprised of 12 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Through our successors, we commenced our homebuilding operations in 1985.  Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes. At December 31, 2009, we were actively selling homes in 153 communities, with base prices ranging from approximately $99,900 to $971,990.

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

Cash and Cash Equivalents.  Liquid investments with an initial maturity of three months or less are classified as cash equivalents.  Amounts in transit from title companies for home closings of approximately $10.6 million and $17.3 million are included in cash and cash equivalents at December 31, 2009 and 2008, respectively.  Included in our balance as of December 31, 2009 are $231.0 million of money market funds that are invested in short term (90 days or less) government securities.

Restricted Cash.  Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements that were established to replace those previously available under our Credit Facility.  See Note 5 for additional discussion of the termination of our Credit Facility during 2009.

Investments and Securities.  Our investments and securities are comprised of both treasury securities or deposits with money center banks that are FDIC-insured and secured by treasury-backed investments.  All of our investments are classified as held-to-maturity and are recorded at amortized cost as we have both the ability and intent to hold then until their respective maturities.  The contractual lives of these investments are typically less than 18 months.  The amortized cost of the investments approximates fair value.

Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by ASC Subtopic 360-10, Property, Plant and Equipment.  Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any.  Land and development costs are typically allocated and transferred to homes under construction when home construction begins.  Home construction costs are accumulated on a per-home basis.  Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase.  Land development budgets are reviewed monthly and updated as necessary.  Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase.  When a home closes, we may have incurred costs for goods and services that have not yet been paid.  Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

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

All of our land inventory and related real estate assets are reviewed for recoverability quarterly, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.   Impairment charges are recorded if the fair value of an asset is less than its carrying amount.  Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis and actual results may also differ from our assumptions.  Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually.  For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying value exceeds their fair value.  The impairment of a community is allocated to each lot on a straight-line basis.

Existing and continuing communities.   When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment.  The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell.  Impairments are charged to cost of home closing in the period during which it is determined that the fair value is less than the assets’ carrying amount.  If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise.  If a discounted cash flow approach is used, we compute fair value based on a proprietary model.  Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Community-level factors that may impact our key estimates include:

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

These local circumstances may significantly impact our assumptions and the resulting computation of fair value, and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models.  The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities.  We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community.

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

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified to a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable.  As the Company’s liability associated with these non-refundable deposits is limited to the deposit amount, the Company does not consider the options a contractual obligation.  The review of the likelihood of the acquisition of contracted lots is completed in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded as the lower of cost or fair value.  Our deposits were $8.6 million and $51.7 million as of December 31, 2009 and 2008, respectively.

Property and Equipment, net. Gross property and equipment at December 31, 2009 and 2008 consists of approximately $30.3 million and $32.8 million, respectively, of computer and office equipment and approximately $23.9 million and $35.6 million, respectively, of model home furnishings. Accumulated depreciation related to these assets amounted to approximately $38.9 million and $45.7 million at December 31, 2009 and 2008, respectively. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repair costs are expensed as incurred.

Goodwill.  Goodwill represents the excess of the purchase price of an acquisition of the net fair value of the assets and liabilities acquired.  During 2007, in connection with our annual review of the potential impairment of our goodwill, all of our goodwill was determined to be impaired and was fully written down ($129.4 million impairment).  We have no goodwill outstanding at either December 31, 2009 or 2008.

Deferred Costs. At December 31, 2009 and 2008, deferred costs representing debt issuance costs totaled approximately $4.3 million and $5.4 million, net of accumulated amortization of approximately $3.6 million and $2.4 million, respectively, and are included on our consolidated balance sheets within prepaid expenses and other assets. The costs are primarily amortized using the straight line method which approximates the effective interest method.

Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in (loss)/earnings from unconsolidated entities, net. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence.  See Note 4 for further discussion.  We track cumulative earnings and distributions from each of our ventures.  For cash flow classification, to the extent distributions do not exceed earnings, we designate such distributions as return on capital.  Distributions in excess of cumulative earnings are treated as return of capital.

Accrued Liabilities. Accrued liabilities at December 31, 2009 and 2008 consisted of the following (in thousands):

	At December 31,
	2009	2008
Accruals related to real estate development and construction activities	$19,832	$35,494
Payroll and other benefits	9,714	13,702
Accrued taxes	4,592	2,913
Warranty reserves	33,541	28,891
Other accruals	35,557	44,101
Total	$103,236	$125,101

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

Cost of Home Closings. Cost of home closings includes direct home construction costs, closing costs, land acquisition and development costs, development period interest and common costs. Direct construction costs are accumulated during the period of construction and charged to cost of closings under specific identification methods, as are closing costs.  Estimates of costs incurred or to be incurred but not paid are accrued and expensed at the time of closing.  Land development, acquisition and common costs are allocated to each lot based on the number of lots remaining to close.

Income Taxes.  We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of both temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

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

Advertising Costs. The Company expenses advertising costs as they are incurred. Advertising expense was approximately $6.1 million, $15.0 million and $31.3 million in fiscal 2009, 2008 and 2007, respectively.

Loss Per Share. We compute basic loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  In periods of net losses, no dilution is computed.

Stock-Based Compensation.  We account for stock-based compensation in accordance with ASC Subtopic 718-10, Compensation — Stock Compensation.  We use the Black-Scholes model to value stock options granted or modified after January 1, 2006, under this guidance.  We have applied the “modified prospective method” for grants outstanding at January 1, 2006, which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period.  This guidance also requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow.  Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award.  See Note 10 for additional discussion.

Off-Balance-Sheet Arrangements — Joint Ventures.  Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, they have not been a significant avenue for us to access desired lots.  We currently have only three such active ventures.  We also participate in eight mortgage and title business joint ventures.  The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and on a limited basis, other homebuyers.  See Note 4 for additional information.

Off-Balance-Sheet Arrangements — Other.  We often acquire finished lots from various development entities pursuant to option and purchase agreements.  The purchase price typically approximates the market price at the date the contract is executed, although in light of recent economic events, in many cases we have been successful in renegotiating more preferential terms over the last couple of years.  See Note 3 for further discussion.

We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of both our on- and off-balance-sheet projects.  These letters of credit and bonds are typically provided to government agencies in which certain of our communities are being developed to guarantee our performance of the construction and development activities for those projects and are in lieu of cash deposits.  The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities.  In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond.  Although a majority of the work may have been performed, these bonds and letters of credit are typically not released until all development specifications have been met.  At December 31, 2009, we had approximately $4.4 million in outstanding letters of credit (excludes $10.6 million of other letters of credit related to development and other corporate obligations) and $95.4 million of surety bonds outstanding subject to these indemnity arrangements, of which only $31.2 million of work remains to be completed.  We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

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

	Year Ended December 31,
	2009	2008
Balance, beginning of period	$28,891	$36,633
Additions to reserve from new home deliveries	4,196	10,915
Warranty claims	(5,564)	(6,825)
Adjustments to pre-existing reserves	6,018	(11,832)
Balance, end of period	$33,541	$28,891

Warranty reserves are included in accrued liabilities on the accompanying consolidated balance sheets, and additions to the reserves are included in cost of sales within the accompanying consolidated statements of operations.

During the first quarter of 2009, we became aware that a limited number of the homes we constructed in the Ft. Myers, Florida area in 2005 and 2006 were exhibiting symptoms typical of defective Chinese drywall.  As of December 31, 2009, Meritage had been named as a defendant in a single U.S. District Court lawsuit with twelve of our home owners as the plaintiffs and a single Florida State Court lawsuit with three of our home owners as plaintiffs regarding claims that their homes contain defective Chinese drywall.  It is possible that we may in the future become subject to additional litigation regarding defective drywall.

We have confirmed that 76 of the homes we constructed in two communities in the Ft. Myers, Florida area contain defective Chinese drywall.  The defective drywall was delivered and installed in those homes during 2006.  We have offered to repair any of our homes found to contain defective Chinese drywall.  We have entered into repair and release agreements with 54 of our affected home owners, and, as of December 31, 2009, we have commenced repairs on approximately 40 of the affected homes.  We have identified six additional homes in the Ft. Myers area that had drywall installed during the same time period that the defective Chinese drywall was installed in the 76 affected homes, and we are still attempting to inspect those additional six homes and believe it is possible that some or all of those six homes may also contain defective Chinese drywall.  Based on our investigation and knowledge to date, we do not believe defective Chinese drywall was used in homes constructed by us in markets outside of Florida.

The $33.5 million of warranty reserves available at December 31, 2009 represent reserves for post-construction warranties and defects for closed homes.  These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials.  We maintain general liability insurance, subject to a self-insured retention obligation, that we believe would cover a portion of certain of our warranty claims, including, potentially, the defective Chinese drywall exposure.  During 2009, we accrued for $6.0 million of Chinese drywall-related expenses.  We believe that our total reserves are sufficient to cover our general warranty obligations, including costs associated with the repair of the homes identified above which contain or may contain defective Chinese drywall after taking into account the anticipated recovery of proceeds from our insurer and other parties.

Although we believe our current warranty reserves are sufficient to cover our warranty claims, including those related to Chinese drywall, we are currently unable to definitively estimate our total possible loss or exposure relating to Chinese drywall because, among other reasons: it is possible that other homes we constructed may, in the future, be determined to contain defective Chinese drywall; it is unknown whether there are any significant health affects created by exposure to the defective drywall, although we are not aware of any credible evidence indicating such significant health affects result from such exposure; and, at this time, we are unable to determine the extent of the recovery we may receive from our insurance carriers and from subcontractors, suppliers and manufacturers of the defective drywall and their insurers.  Depending upon the resolution of the issues noted above we may, in the future, need to establish additional warranty reserves relating to defective Chinese drywall; however, we do not currently expect that any such additional charge would have a material adverse effect on our operations as we believe our exposure is limited due to the relatively limited number of our homes that appear to be impacted, our existing warranty reserves and available recourse against other parties.

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

In May 2009, the FASB issued ASC Subtopic 810-10, Consolidation (ASC 810-10).  This Statement amends prior guidance and revises accounting and reporting requirements for entities’ involvement with variable interest entities. The provisions of ASC 810-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  We are currently evaluating what impact, if any, the adoption of the subtopic will have on our consolidated financial statements; however, we do not expect the final impact to have a material impact on our financial statements.

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

In May 2009, the FASB issued ASC Subtopic 855-10, Subsequent Events (ASC 855-10), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new disclosure requirement is effective for interim reporting periods ending after June 15, 2009.  The adoption of this subtopic resulted in additional disclosures only.

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

NOTE 2 - REAL ESTATE AND CAPITALIZED INTEREST

Real estate at December 31 consists of the following (in thousands):

	2009	2008
Homes under contract under construction (1)	$114,769	$170,347
Finished home sites and home sites under development	407,592	455,048
Unsold homes, completed and under construction (1)	73,442	158,378
Model homes (1)	37,601	48,608
Land held for development or sale	41,633	26,924
	$675,037	$859,305

(1)  Also includes the allocated land and land development costs associated with each lot for these homes.

As previously noted, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles.  Due to the current environment, we evaluate all of our real estate assets for impairment on a quarterly basis.  If an asset is deemed not recoverable, impairment charges are recorded if the fair value of such assets is less than their carrying amounts.  Our determination of fair value is based on projections and estimates.  Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Terminated option/purchase contracts:
West	$7,038	$42,985	$63,550
Central	60,645	28,481	36,994
East	3,270	2,668	31,080
Total	$70,953	$74,134	$131,624

Real estate inventory impairments (2):
West	$18,459	$49,581	$134,383
Central	16,744	53,518	40,052
East	5,334	17,722	21,171
Total	$40,537	$120,821	$195,606

Impairments of joint venture investments:
West	$274	$2,768	$12,590
Central	2,558	18,862	42,484
East	—	4,371	2,866
Total	$2,832	$26,001	$57,940

Impairments of land held for sale:
West	$7,815	$17,900	$7,574
Central	6,911	23,642	5,554
East	—	942	—
Total	$14,726	$42,484	$13,128

Total impairments:
West	$33,586	$113,234	$218,097
Central	86,858	124,503	125,084
East	8,604	25,703	55,117
Total	$129,048	$263,440	$398,298

(2)          Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Individual home impairments:
West	$7,969	$32,366	$33,623
Central	6,136	29,901	8,418
East	3,208	12,102	11,558
Total	$17,313	$74,369	$53,599

The tables below reflect the number of communities with real estate inventory impairments for the years ended December 31, 2009, 2008 and 2007, excluding home-specific impairments (as noted above) and the fair value of these communities (dollars in thousands):

	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)
	Year Ended December 31, 2009

West	12	$10,490	$43,542
Central	17	10,608	28,845
East	6	2,126	7,476
Total	35	$23,224	$79,863

	Year Ended December 31, 2008

West	22	$17,215	$99,028
Central	47	23,617	88,027
East	11	5,620	20,799
Total	80	$46,452	$207,854

	Year Ended December 31, 2007

West	33	$100,760	$285,596
Central	22	31,634	107,375
East	10	9,613	43,800
Total	65	$142,007	$436,771

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. Certain information regarding interest follows (in thousands):

	Years Ended December 31,
	2009	2008
Capitalized interest, beginning of year	$29,779	$41,396
Interest incurred (1)	46,890	49,259
Interest expensed	(36,531)	(23,653)
Amortization to cost of home, land closings and impairments	(25,951)	(37,223)
Capitalized interest, end of year	$14,187	$29,779

(1)          Includes $3.1 million and $1.4 million for 2009 and 2008, respectively, related to voluntary amendments and/or termination charges related to our Credit Facility.  These charges were primarily the non-cash write-off of previously-capitalized costs.

At December 31, 2009 and 2008, approximately $786,000 and $1.3 million, respectively, of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets.

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

Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a variable interest entity, or VIE, may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows. If we are the primary beneficiary of the VIE based on the entity’s expected profits and losses and the cash flows associated with changes in the fair value of land under contract, even though we do not have title to such land, we are required to consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.”  The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.

We have developed a methodology to determine whether or not we are the primary beneficiary of the VIE. Part of this methodology requires the use of estimates in assigning probabilities to various future cash flow possibilities relative to changes in the fair value and changes in the development costs associated with the property. Although we believe that our accounting policy properly identifies our primary beneficiary status with these VIEs, changes in the probability estimates could produce different conclusions.

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

The table below presents a summary of our lots under option at December 31, 2009 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash		Letters of Credit
Option contracts recorded on balance sheet as real estate not owned (1)(2)	339	$10,527	$1,327		$—

Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,547	108,610	8,536		4,414
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	31	1,705	100		—
Total committed (on and off balance sheet)	2,917	120,842	9,963		4,414

Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (3)	179	5,352	—		—
Total uncommitted	179	5,352	—		—
Total lots under option or contract	3,096	126,194	9,963		4,414

Total option contracts not recorded on balance sheet	2,757	$115,667	$8,636	(4)	$4,414

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

(4)               Amount is reflected in our condensed consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2009.

Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we are currently experiencing, we may purchase lots at an absorption level that exceeds our sales and home starts pace needed to meet the pre-established minimum number of lots or restructure our original contract to terms that more accurately reflect our current sales pace expectations.

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

Historically, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments.  As of December 31, 2009, we had only three active land ventures.  Due to the current homebuilding environment, although we view our involvement with land joint ventures to be beneficial, we do not view such involvement as critical to the success of our homebuilding operations.

We also participate in eight mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they originate and provide services to both our clients and other homebuyers. The mortgages originated by these ventures have limited recourse back to us. Our investments in mortgage and title joint ventures as of December 31, 2009 and 2008 were $1.0 million and $1.4 million, respectively.

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

In connection with our joint venture involvements, we may also provide certain types of guarantees to associated lenders and municipalities.  These guarantees can be classified into four categories:  (i) Repayment Guarantees, (ii) “Bad Boy” Guarantees, (iii) Completion Guarantees and (iv) Surety Bonds, described in more detail below.

Repayment Guarantees.  We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures.  If such a guarantee were ever to be called, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt.  At December 31, 2009 and 2008, our share of these limited pro rata repayment guarantees was approximately $8.2 million, of which $7.1 million are “bad boy” guarantees (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger such guarantees without our consent, we have classified this $7.1 million as repayment guarantees.

“Bad Boy” Guarantees.  In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees).  These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property.  To date, no such guarantees have been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and to us, and therefore are unlikely to occur; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it may be considered in their economic best interest to do so.  At December 31, 2009 and 2008, we had outstanding guarantees of this type totaling approximately $60.9 million and $72.5 million, respectively.  We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees of indebtedness under our senior and senior subordinated indentures.

Completion Guarantees.  We and our joint venture partners are also typically obligated to the project lenders to complete construction of the land development improvements if the joint venture does not perform the required development.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders.  These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims.  As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review.  Per guidance of ASC Subtopic 460-10, Guarantees, we believe these other guarantees are either not applicable or not material to our financial results.

Surety Bonds.  We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments.  These surety indemnity arrangements are generally joint and several obligations with our joint venture partners.  Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met.  As of December 31, 2009, we had approximately $1.7 million of surety bonds outstanding subject to these indemnity arrangements, of which approximately $32,000 of work remains to be completed.  At December 31, 2008, we had approximately $2.4 million of such surety bonds with $0.5 million of work remaining to be completed.  None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called or if called, that any such amounts would be material to us.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries.  In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners.  In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated.  In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage.  In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several.  We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated.  As of December 31, 2009 and 2008, we did not have any such reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows:

	At December 31,
	2009	2008
	(in thousands)
Assets:
Cash	$6,734	$6,817
Real estate	512,931	528,433
Other assets	6,023	11,356
Total assets	$525,688	$546,606

Liabilities and equity:
Accounts payable and other liabilities	$8,899	$11,166
Notes and mortgages payable	350,966	381,228
Equity of:
Meritage (1)	40,516	47,871
Other	125,307	106,341
Total liabilities and equity	$525,688	$546,606

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Revenue	$22,937	$38,348	$143,412
Costs and expenses	(33,479)	(26,015)	(111,853)
Net earnings of unconsolidated entities	$(10,542)	$12,333	$31,559
Meritage’s share of pre-tax earnings (1)(2)(3)	$6,914	$8,810	$17,793

(1)          Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our condensed consolidated balance sheets due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) differences in timing or amounts of joint-venture asset impairments recorded by us and the joint venture, including cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero.

(2)          The joint venture financial statements above represent the most recent information available to us. For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount or reached that conclusion in a different accounting period than us and, therefore, the financial statements of the ventures may not yet reflect any real estate impairment charges or reflect them in a different quarter or fiscal year. For the year ended December 31, 2009, 2008 and 2007, we recorded $2.8 million, $26.0 million and $57.9 million, respectively, of such impairments.  As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials. See Note 2 of these consolidated financial statements for detail of our joint venture-related impairments.

(3)          Our share of pre-tax earnings is recorded in “Earnings/(loss)” from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities includes $0.9 million and $1.6 million at December 31, 2009 and 2008, respectively, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets.  These amounts are amortized as the assets of the respective joint ventures are sold.  We wrote off approximately $0.5 million of such investments in 2009 with no such write offs during 2008 or 2007.  We also amortized approximately $0.2, $0.2 and $0.8 million of these assets in 2009, 2008 and 2007, respectively.

Of the balance of joint venture assets and liabilities, $468.5 million and $331.0 million, respectively, relate to two joint ventures in which we have interests ranging from 20% - 50%.  Of our “bad boy” debt guarantees, the entire $60.9 million is related to one of these ventures.  These ventures own assets in difficult markets and are currently in default of their debt agreements.  Although we and our joint venture partners continue to work with the respective lenders to renegotiate the debt or reach other satisfactory alternatives, all debt for these ventures is non-recourse to the partners and the investment in these ventures has been fully impaired as of December 31, 2009.  At this time we believe there is limited exposure to us from these investments.

The other venture assets and liabilities noted in the table above primarily represent our other active land ventures, financial ventures and various inactive ventures in which we have a total investment of $11.9 million.  As of December 31, 2009, the debt of these ventures is in compliance with their respective agreements, and except for $1.1 million of our limited repayment guarantees, the debt is non-recourse to us.  These ventures have no “bad boy” guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method.  These joint ventures were formed to acquire large parcels of land in Nevada, to perform off-site development work and to sell lots to the joint venture members and other third parties.  Our ownership percentage in these ventures is 3.53% in one of the ventures and 4.09% in the other.  The lenders of both ventures have filed suit against the joint ventures and/or their members alleging liability under the completion guarantees executed severally by each of the members and their parent companies, including Meritage.  We dispute allegations contained in each of the lawsuits and intend to vigorously defend our position regarding liability under these completion guarantees.  We have fully impaired our investment in these joint ventures as of December 31, 2009.  The one venture that still has land holdings and corresponding debt has a $7.1 million “bad boy” guaranty that could be triggered upon events beyond our control and, accordingly, is reported as a limited repayment guaranty.  Although the final disposition of these suits remains uncertain, we do not, at this time, anticipate outcomes which will be material adverse to us.

At December 31, 2009, our total investment in unconsolidated joint ventures of $11.9 million is comprised primarily of $11.3 million in our Central Region, $0.3 million in our West Region and $0.1 million in our East Region.  At December 31, 2008, our total investment in unconsolidated joint ventures of $17.3 million is primarily comprised of $15.9 million in our Central Region and $1.1 million in our West Region.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

In September 2009, we voluntarily terminated our Senior Unsecured Credit Facility (the “Credit Facility”). There were no penalties or costs associated with the termination, although we recorded a non-cash charge in the third quarter of 2009 of approximately $800,000 to write off previously capitalized origination fees that were scheduled to amortize through May 2011.  We did not believe we would need the Credit Facility to finance our operations during the foreseeable future and believe it was in our interest to terminate the facility to avoid non-use and other fees.  Prior to and as of the date of termination, we were in compliance with all of the covenants, limitations and restrictions of the Credit Facility.

In connection with the Credit Facility termination, we entered into secured letter of credit arrangements with the three banks that had issued outstanding letters of credit under the Credit Facility.  The aggregate capacity of these secured letters of credit facilities is approximately $53 million, of which $16.3 million is outstanding at December 31, 2009.  These outstanding letters of credit are secured by pledges of restricted cash accounts totaling $16.3 million, which are reflected as restricted cash on our consolidated balance sheets.

Prior to the termination, in May 2009, we amended our Credit Facility, reducing the availability to $150 million from $500 million.

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior and senior subordinated notes consist of the following (in thousands):

	At December 31, 2009	At December 31, 2008
7.0% senior notes due 2014. At December 31, 2009 and 2008, there was approximately $38 and $47 in unamortized premium, respectively	$130,038	$130,047
6.25% senior notes due 2015. At December 31, 2009 and 2008, there was approximately $904 and $1,100 in unamortized discount, respectively	349,096	348,921
7.731% senior subordinated notes due 2017	125,875	150,000
	$605,009	$628,968

The indentures for our senior and senior subordinated notes contain covenants that require maintenance of certain levels of tangible net worth and compliance with certain minimum financial ratios, place limitations on the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the year ended December 31, 2009, we were in compliance with our covenants.

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

During 2009, we retired $24.1 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 783,000 shares of our common stock in a privately negotiated transaction.  The transaction was completed at an average discount of 41% from the face value of the notes, resulting in a net $9.4 million gain on early extinguishment of debt which is reflected in our statement of operations for the year ending December 31, 2009.  There were no such transactions during the year ending December 31, 2008.

Scheduled principal maturities of loans payable, other borrowings and senior and subordinated notes as of December 31, 2009 follow (in thousands):

Year Ended December 31,
2010	$—
2011	—
2012	—
2013	—
2014	130,000
Thereafter	475,875
$605,875

NOTE 7 — FAIR VALUE DISCLOSURES

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

•                  Level 2 —Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

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

A summary of our assets re-measured at fair value on December 31, 2009 is as follows (in thousands):

	As of December 31,	Fair Value Measurements of Reporting Date Using
	2009	Level 1	Level 2	Level 3
Description:
Long-lived assets held and used	$100,539	$—	$—	$100,539
Joint Venture investments	$—	$—	$—	$—

During the year ended December 31, 2009, long-lived assets and joint venture investments with an initial basis of $126.0 million were impaired and written down to their fair value of $100.5 million, resulting in an impairment of $25.5  million, which is included in our consolidated statement of operations for the year ended December 31, 2009.

Financial Instruments.    The value of our fixed-rate debt is derived from quoted market prices by independent dealers.

The estimated fair value of our 7.0% senior notes at December 31, 2009 and 2008 was $124.2 and $78.7 million, respectively.  The aggregate principal amount of these notes at December 31, 2009 and 2008 was $130.0 million.

The estimated fair value of our 6.25% senior notes at December 31, 2009 and 2008 was $322.0 and $197.8 million, respectively.  The aggregate principal amount of these notes at December 31, 2009 and 2008 was $350.0 million.

The estimated fair value of our 7.731% senior subordinated notes at December 31, 2009 and 2008 was $104.0 and $71.2 million, respectively.  The aggregate principal amount of these notes at December 31, 2009 and 2008 was $125.9 million and $150.0 million, respectively.

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — STOCKHOLDERS’ EQUITY

On April 23, 2008, we completed a public offering of 4,000,000 shares of our common stock at $20.50 per share.  We had also granted our underwriters an option to purchase up to an additional 600,000 shares within a 30-day period to cover over allotments, of which 297,544 were exercised on April 25, 2008.  We used the proceeds received from this offering for working capital and other general corporate purposes.  The net proceeds from this offering were $82.8 million.  There were no such transactions in 2009.

NOTE 9 — LOSS PER SHARE

Basic and diluted loss per share for the years ended December 31, 2009, 2008 and 2007 were calculated as follows (in thousands, except per share amounts):

	2009	2008	2007

Basic weighted average number of shares outstanding	31,350	29,330	26,225

Effect of dilutive securities:
Options to acquire common stock and unvested restricted stock (1)	—	—	—
Diluted average shares outstanding	31,350	29,330	26,225

Net loss	$(66,456)	$(291,935)	$(288,851)

Basic and diluted loss per share	$(2.12)	$(9.95)	$(11.01)

Antidilutive stock options not included in the calculation of diluted earnings per share	2,128	2,155	2,419

(1)               For periods with a net loss, basic weighted average shares outstanding is used for diluted calculations as required by accounting principles generally accepted in the United States because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 10 — INCENTIVE AWARDS AND RETIREMENT PLAN

Stock Based Compensation

We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and has been amended from time to time (the “1997 Plan”), and the 2006 Stock Incentive Plan that was adopted in 2006 and has also been amended from time to time (the “2006 Plan” and together with the 1997 Plan, the “Plans”).  The Plans were approved by our stockholders and are administered by our Board of Directors.  The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan.  The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,500,000 shares of common stock, of which 1,014,694 shares remain available for grant at December 31, 2009.  We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders.  Option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, and generally have a five-year ratable vesting period and a seven-year contractual term.  Restricted stock awards are usually granted with either a three-year or five-year ratable vesting period.

The fair value of option awards is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on a combination of implied volatilities from traded options on our stock and historical volatility of our stock.  Expected term/life, which represents the period of time that options granted are expected to be outstanding, is estimated using historical data.  The risk-free interest rate is based on the U.S. Treasury yield curve for the expected term of the grant.  Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

	2009	2008	2007
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.66%	3.03%	3.97%
Expected volatility	86.60%	56.05%	47.17%
Expected life (in years)	4	4	4
Weighted average fair value of options	$8.75	$8.01	$11.82

Summary of Stock Option Activity:

	Year Ended December 31, 2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)

Options outstanding at beginning of year	2,017,527	$24.16
Granted	369,500	$14.75
Exercised	(275,140)	$17.30
Cancelled	(491,720)	$24.07
Outstanding at end of year	1,620,167	$23.19	4.26	$3,963,042

Vested and expected to vest at end of year	1,432,745	$23.93	4.10	$3,316,920

Exercisable at end of year	668,442	$26.83	3.14	$1,010,230

Price range of options exercised	$8.06 - $19.30

Price range of options outstanding	$8.06 - $44.44

Total shares reserved for existing or future grants at end of year	3,142,640

	Years Ended December 31,
	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of year:	2,253,155	$24.71	1,923,054	$38.51
Granted	379,376	$16.68	1,644,291	$27.85
Exercised	(118,194)	$7.77	(109,840)	$17.22
Cancelled	(496,810)	$24.80	(1,204,350)	$51.71
Outstanding at end of year	2,017,527	$24.16	2,253,155	$24.71

Exercisable at end of year	805,968	$24.63	635,864	$20.92

Price range of options exercised	$3.59 - $19.30		$7.22 - $33.55

Price range of options outstanding	$8.06 - $45.21		$3.59 - $45.21

Total shares reserved for existing or future grants at end of year	3,658,252		2,891,081

Summary of Nonvested (Restricted) Non-Performance Shares Activity:

	Years Ended December 31,
	2009		2008		2007
Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of year	137,832	$44.93	166,276	$44.50	73,443	$46.78
Granted	436,500	$14.32	—	$—	96,333	$42.70
Vested	(64,553)	$38.47	(28,444)	$42.82	—	$—
Cancelled	(2,000)	$42.82	—	$—	(3,500)	$42.70
Nonvested at end of year	507,779	$17.18	137,832	$44.93	166,276	$44.50

Summary of Nonvested (Restricted) Performance Share Activity:

In addition to the unvested restricted stock noted in the table, in 2009 we granted 202,500 of restricted shares with performance requirements to our executive management group at an average grant price of $14.27.  These awards vest in equal tranches for the next three years on the anniversary of the date of grant.  These performance shares only vest upon the attainment of certain financial and operational criteria as established and approved by our Board of Directors.  As of December 31, 2009, none of the performance awards had vested, although the criteria for vesting for 67,500 of these shares had been met and therefore, the corresponding expense is reflected in our 2009 Statement of Operations.

Stock options Outstanding at December 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.06 - $14.00	407,536	5.50	$13.65	32,708	$13.70
$14.87 - $16.00	482,114	4.29	$15.94	240,286	$15.90
$16.01 - $22.11	192,590	5.65	$20.19	30,718	$19.87
$22.12 - $31.31	211,800	1.36	$31.31	211,800	$31.31
$33.17 - $44.44	326,127	3.75	$42.33	152,930	$42.01

	1,620,167			668,442

The total intrinsic value of option exercises for the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $0.9 million and $1.8 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

In 2007, we completed a tender offer to purchase, for a one-time cash payment of $1.50 per option, all stock options granted to employees and directors between January 1, 2005 and December 31, 2006 with a strike price in excess of $45.00.  A total of 665,000 options were eligible for repurchase.  All 665,000 options tendered for an aggregate cash payment of $997,500.  In connection with the repurchase, approximately $10.9 million of non-cash stock-based compensation charges were recorded in the fourth quarter of 2007 to reflect the accelerated vesting of the cancelled options, as required by accounting standards generally accepted in the United States.

As of December 31, 2009, we had $7.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods.  That cost is expected to be recognized over a weighted-average period of 2.76 years.  For the year ended December 31, 2009, our total stock-based compensation expense was $6.2 million ($5.6 million net of tax), and was $0.18 per basic and diluted share.   For the year ended December 31, 2008, our total stock-based compensation expense was $5.5 million ($3.8 million net of tax) and was $0.13 per basic and diluted share.  For 2007, our total stock-based compensation was $19.8 million ($14.0 million net of tax) with an impact of $0.53 per basic and diluted share.   The 2007 compensation included $10.9 million of non-cash stock-based compensation charges from the 2007 tender offer, as discussed.

Cash received from option exercises under the Plans for the years ended December 31, 2009, 2008 and 2007 was $4.8 million, $0.9 million and $1.9 million, respectively.  The actual tax (deficiency)/benefit realized from option exercises totaled $(1.6) million, $(0.2) million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

401(k) Retirement Plan

We have a 401(k) plan for all full-time Meritage employees who have been with the Company for a period of six months or more. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $602,000, $1.1 million and $1.6 million for the years ended 2009, 2008 and 2007, respectively.  Our Company common stock may only be elected as an investment option for the Company match contributions.  Meritage stock comprised 3.1% and 2.5% of the total plan assets as of December 31, 2009 and 2008, respectively.

NOTE 11 — INCOME TAXES

Components of income tax (benefit)/expense follow (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current taxes:
Federal	$(88,343)	$(123,138)	$(57,193)
State	—	50	500
	(88,343)	(123,088)	(56,693)
Deferred taxes:
Federal		123,703	(103,294)
State	—	15,354	(7,644)
	—	139,057	(110,938)

Total	$(88,343)	$15,969	$(167,631)

Income taxes differ for the years ended December 31, 2009, 2008 and 2007, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Expected taxes at current federal statutory income tax rate	$(54,180)	$(96,588)	$(159,769)
State income taxes, net of federal tax benefit	(2,414)	9,859	(4,644)
Change in valuation allowance	(34,494)	102,379	—
Non-deductible costs and other	2,745	319	(3,218)
Income tax (benefit)/expense	$(88,343)	$15,969	$(167,631)

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences at December 31 (in thousands):

	2009	2008
Deferred tax assets:
Real estate	$37,393	$79,488
Goodwill	18,450	20,655
Warranty reserve	9,844	11,028
Wages payable	750	979
Reserves and allowances	1,287	1,530
Deferred revenue	—	1,221
Equity-based compensation	2,924	2,089
Accrued expenses	3,113	2,204
State net operating loss carry-forwards	21,353	15,271
Other	3,306	631
Total deferred tax assets	98,420	135,096
Valuation Allowance	(92,569)	(127,063)
Total deferred tax assets net of valuation allowance	5,851	8,033

Deferred tax liabilities:
State Franchise Taxes	774	1,533
Deferred revenue	3,380	—
Intangibles	—	433
Prepaids	654	590
Fixed assets	1,008	1,392
Other	35	4,085
Total deferred tax liabilities	5,851	8,033

Net deferred tax asset	$—	$—

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31 (in thousands):

	2009	2008
Beginning of year	$2,913	$5,793
Increases of prior year items	2,296	300
Decreases due to lapse of statute of limitations	(617)	(3,180)

End of year	$4,592	$2,913

Unrecognized tax benefits at December 31, 2009 and 2008 relate to items in prior years.  The increase in the balance during 2009 is due to the limited reopening of expired statutes of limitation for years to which the 2009 loss is carried back pursuant to the Worker, Homeowner and Business Assistance Act of 2009 (the “Act”), which extended the permitted carryback period for net operating losses.  Interest and penalties are accrued on unrecognized tax benefits and included in federal income tax expense.   Interest and penalties are reversed when statutes of limitation expire.  No significant amount of net interest on continuing positions was expensed in 2009 and 2008 due to the impact of statutes of limitation which expired in each year.

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives.  Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a full valuation allowance against our deferred tax assets during 2008.  We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at December 31, 2009 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets relating to our federal and state NOL carryovers.

At December 31, 2009 and 2008, we had a valuation allowance of $92.6 million ($65.2 million federal and $27.4 million state) and $127.1 million ($102.3 million federal and $24.8 million state), respectively, against deferred tax assets which include the tax benefit from state NOL carryovers.  Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws, which currently would allow us to offset future federal taxable income generated through 2029.  State deferred tax assets include $21.4 million and $15.3 million in 2009 and 2008, respectively, of state net operating loss carryovers, which begin to expire in 2012.  On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and state NOL carryovers.

At December 31, 2009 and 2008, the income tax receivable of $92.5 million and $111.5 million, respectively, consist of net tax refunds that we expect to receive within one year.  The 2009 income tax receivable is due to enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) on November 6, 2009.  The Act amended Internal Revenue Code §172 to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years.  Prior to the Act, the loss carry back period was limited to two years.  We expect to carry back our federal net operating loss pursuant to the Act and receive our refund in early 2010.

We conduct business and are subject to tax in the U.S. and several states.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2005.  Due to the recently enacted Act, the federal statutes of limitation have reopened on a limited basis for years to which the 2009 loss is carried back.  In 2008, the IRS commenced an audit of our consolidated U.S. tax return and refund claim for 2007.  The audit is close to completion, pending the outcome of the IRS internal review process.   Based on preliminary results, there are no audit adjustments to report that would materially affect our deferred tax assets or income tax receivable at December 31, 2009.   In the first quarter of 2009, the State of California commenced an audit of our 2005 and 2006 California tax returns.  The audit was completed with only minor adjustments and a nominal payment was made for additional taxes and interest.

The tax benefits from the Company’s net operating losses, built-in losses, and tax credits would be materially reduced or potentially eliminated if the Company experienced an “ownership change” as defined under IRC §382.  Based on the Company’s analysis performed as of December 31, 2009, the Company does not believe that it has experienced an ownership change as of December 31, 2009.   As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock.  The amendment will help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.

NOTE 12 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information (in thousands):

	2009	2008	2007
Cash paid during the year for:
Interest, net of interest capitalized	$32,462	$20,482	$2,088
Income taxes	$17	$2,960	$31,645

Non-cash operating activities (decrease)/increase:
Real estate not owned	$4,765	$(7,867)	$8,360
FIN 48 adoption — unrecognized tax benefits	$—	$—	$2,962

Non-cash investing activities:
Distributions from unconsolidated entities	$279	$7,580	$29,947

Non-cash financing activities:
Equity issued for debt extinguishment	$14,320	$—	$—
Reductions in model home lease program	$—	$19,073	$7,758

NOTE 13 — RELATED PARTY TRANSACTIONS

From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors.  We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.

During 2009, we entered into an FDIC insured bank deposit account agreement with Alliance Bank of Arizona (“Alliance Bank”) through the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is an accepted and recognized service through which participating banks may accept and provide FDIC insurance coverage for large deposits that would otherwise exceed FDIC insurance limits (currently $250,000) by placing, as custodian for the deposit customer (Meritage), that portion of the deposit exceeding FDIC insurance limits with other CDARS banks participating in the program such that for FDIC insurance purposes, the deposit is divided into insured amounts and deposited with other network banks to allow for full FDIC coverage.  At December 31, 2009 we have placed cash deposits in the aggregate amount of $ 50.1 million through Alliance Bank as the CDARS custodian or relationship bank.  Alliance Bank has divided this amount into FDIC insured amounts deposited with other CDARS participating FDIC insured institutions.  We do not pay any separate fees to Alliance Bank for this program.  Rather, Alliance Bank receives a small fee from the other CDARS institutions for certain funds placed.  Robert Sarver, a Meritage director, is a director and the chief executive officer of Western Alliance Bancorporation, the parent company of Alliance Bank.  In addition, Steven Hilton, our Chairman and CEO is also a director of Western Alliance Bancorporation.  During 2009, we earned interest on deposits placed with Western Alliance Bancorporation pursuant to the CDARS program of $93,000.

During 2004 the Company entered into an advertising/sponsorship agreement with the National Basketball Association’s Phoenix Suns organization.  In 2004, Mr. Sarver became and remains the Controlling Owner and Managing Partner of the Phoenix Suns, and our CEO, Steven Hilton, became and remains a minority owner of the team. In 2008 and 2007 we paid approximately $170,000 and $329,000 in advertising/sponsorship costs related to the agreement.  We terminated our advertising/sponsorship agreement during 2007 and therefore had no such payments in 2009. These amounts are recorded as general and administrative expenses in our consolidated statement of operations.

NOTE 14 — OPERATING AND REPORTING SEGMENTS

As defined in ASC Subtopic 280-10, Segment Disclosures, we have six operating segments (the six states in which we operate).  These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes and providing warranty and customer services.  We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics and geographical proximity.  Our reportable homebuilding segments are as follows:

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

	Year Ended December 31,
	2009	2008	2007
Revenue (1):
West	$146,151	$311,370	$510,057
Central	771,822	1,119,256	1,680,570
East	52,340	92,442	152,967
Consolidated total	970,313	1,523,068	2,343,594

Operating (loss)/income (2):
West	(38,463)	(133,461)	(238,567)
Central	(62,361)	(69,146)	44,711
East	(13,471)	(25,303)	(59,937)
Segment operating loss	(114,295)	(227,910)	(253,793)
Corporate and unallocated costs (3)	(23,485)	(14,096)	(35,786)
Goodwill and intangible asset impairments	—	(1,133)	(130,490)
Earnings/(loss) from unconsolidated entities, net	4,013	(17,038)	(40,229)
Interest expense	(36,531)	(23,653)	(6,745)
Gain on extinguishment of debt, net of transaction costs	9,390	—	—
Other income, net	6,109	7,864	10,561

Loss before income taxes	$(154,799)	$(275,966)	$(456,482)

	At December 31, 2009
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$25	$8,340	$271	$—	$8,636
Real estate	142,829	499,319	32,889	—	675,037
Investments in unconsolidated entities	260	11,339	64	219	11,882
Other assets	10,498	41,529	1,248	493,837	547,112
Total assets	$153,612	$560,527	$34,472	$494,056	$1,242,667

	At December 31, 2008
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$268	$49,944	$1,446	$—	$51,658
Real estate	184,437	631,015	43,853	—	859,305
Investments in unconsolidated entities	1,157	15,659	200	272	17,288
Other assets	9,264	54,529	2,247	331,958	397,998
Total assets	$195,126	$751,147	$47,746	$332,230	$1,326,249

(1)

Revenue includes the following land closing revenue, by segment (in thousands): 2009 - $2,905 in the West Region and $4,611 in the Central Region; 2008 - $3,844 in the West Region, $13,562 in the Central Region and $545 in the East Region; 2007 - $9,453 in the Central Region.

(2)	See Note 2 to these consolidated financial statements for breakout of real estate-related impairment by Region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance, legal and treasury that are not allocated to the reporting segments.

(4)	Balance consists primarily of intangibles and other corporate assets not allocated to the segments.

See additional segment discussions in various Notes to these consolidated financial statements.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We have reserved approximately $8.2 million for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities, “other” accruals, on our December 31, 2009 balance sheet as discussed in Note 1 to these financial statements. Additionally, we have $33.5 million of warranty reserves, primarily relating to the correction of home construction defects, foundation issues and general customer claims. Historically, most of these matters are resolved prior to litigation.  We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

The lenders for two of our unconsolidated joint ventures filed lawsuits against some of the ventures’ members and certain of those members’ parent companies, seeking to recover damages under alleged obligations arising from completion guarantees, among other claims.  We and the other members and their parent companies intend to vigorously defend ourselves against these claims.  The members of one of these ventures are involved in arbitration proceedings regarding their respective obligations to the venture and regarding their disputed liabilities to the lenders.  We do not believe the final outcome of any of these claims will have a material impact on our consolidated financial position or results of operations.

In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts and commitments. At December 31, 2009, we had outstanding letters of credit of $15.0 million and performance bonds of $95.4 million, of which $31.2 million of work remains to be completed. We do not believe it is probable that these letters of credit or bonds will be drawn upon.

We also enter into land acquisition and development joint ventures.  We believe our participation in such joint ventures provides us a means of accessing larger parcels and lot positions and helps us expand our market opportunities and manage our risk profile.  Our participation in joint ventures has been an important part of our business model and although we expect the use of joint ventures to continue, we expect the volume and size of our joint venture participation to be limited in the near term.  At December 31, 2009, we only have three active land joint ventures.  See Notes 1 and 4 for further discussions regarding joint ventures and lot option and purchase contracts commitments and contingencies.

We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2009, are as follows (in thousands):

Years Ended December 31,
2010	$8,289
2011	6,219
2012	5,524
2013	5,237
2014	1,919
Thereafter	103
$27,291

Rent expense approximated $9.7 million, $12.8 million and $14.8 million in 2009, 2008 and 2007, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations.  Included in our 2009 results is a $1.3 million charge related to the early termination or vacant space expense for some of our facilities.

See Note 1 for contingencies related to our warranty obligations.

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the years ended December 31, 2009 and 2008 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2009
Total closing revenue	$231,138	$221,539	$231,816	$285,820
Gross profit/(loss)	$17,322	$(39,225)	$22,902	$3,052
Loss before income taxes	$(18,269)	$(71,894)	$(17,639)	$(46,997)
Net (loss)/earnings (1)	$(18,355)	$(73,602)	$(17,785)	$43,286
Per Share Data:
Basic (loss)/earnings per share (2)	$(0.60)	$(2.37)	$(0.56)	$1.36
Diluted (loss)/earnings per share (2)	$(0.60)	$(2.37)	$(0.56)	$1.35

2008
Total closing revenue	$373,429	$375,298	$374,766	$399,575
Gross profit/(loss)	$1,167	$16,616	$(6,264)	$(48,434)
Loss before income taxes	$(70,784)	$(34,160)	$(61,582)	$(109,440)
Net loss	$(45,305)	$(23,468)	$(144,013)	$(79,149)
Per Share Data:
Basic and diluted loss per share (2)	$(1.72)	$(0.79)	$(4.69)	$(2.58)

(1)          Included in our fourth quarter results is a $90.3 million tax benefit due to the newly enacted NOL carryback act, as previously discussed.

(2)          Due to the computation of (loss)/earnings per share, the sum of the quarterly amounts may not equal the full-year results.

We typically experience seasonal variability in our quarterly operating results and capital requirements.  Historically, we sell more homes in the first half of the year, which results in more working capital requirements and home closings in the third and fourth quarters.  However, during the current economic downturn and the enactment and expiration of certain government incentives, our results may not follow our historical trends.

In accordance with ASC Subtopic 360-10 and as previously discussed in Note 1, in the fourth quarter of 2009, we recorded $19.3 million of inventory impairments, $5.3 million of option deposit and pre-acquisition write-offs, and $14.2 million of impairments on land held for sale.

In the fourth quarter of 2008 we recorded $32.3 million of inventory impairments, $48.9 million of option deposit and pre-acquisition write-offs, $5.2 million of joint venture impairments and $22.8 million of impairments on land held for sale.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon, and as of the date of that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act, is accumulated and communicated to management, including the CEO and CFO, in a manner to allow timely decisions regarding the required disclosure.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Meritage Homes Corporation

Scottsdale, Arizona

We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 5, 2010

Item 9B. Other Information

Pursuant to guidance provided by the SEC Division of Corporation Finance, the following information is provided pursuant to the following Item of Form 8-K: Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers, Compensation Arrangements of Certain Officers.

On March 3, 2010, the Company designated Hilla Sferruzza, 34, the Company’s current Vice President, Corporate Controller, as its Chief Accounting Officer (“CAO”).  Larry W. Seay, the Company’s current Executive Vice President, Chief Financial Officer, was previously also designated the CAO and will continue in his position as Executive Vice President, Chief Financial Officer.  Ms. Sferruzza received no additional compensation or benefits in connection with this appointment.  Prior to her designation as CAO, Ms. Sferruzza held various management positions with the Company since 2006.  Prior to 2006, Ms. Sferruzza was the Controller of a private land acquisition and management fund and has held various management positions with Starwood Hotels and Resorts Worldwide, Inc., one of the world’s largest hotel and leisure companies.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information required by this item regarding our directors and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2010 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears in Part I of this Annual Report as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of our Code of Ethics has been filed as an exhibit hereto and is also available on our website at www.meritagehomes.com.

Item 11. Executive Compensation

Information required in response to this item is incorporated by reference to our 2010 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference from our 2010 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference from our 2010 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14. Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference from our 2010 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(i)	Financial Statements:
(1) Report of Deloitte & Touche LLP
(2)

Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2009 and 2008 and related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2009

(ii)	Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007.

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Indenture, dated April 21, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended March 31, 2004.

4.2.1	First Supplemental Indenture, dated May 14, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.1 of Form S-4 Registration Statement No. 333-115610.

4.2.2	Second Supplemental Indenture, dated December 20, 2004 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.2 of Form 10-K for the year ended December 31, 2004.

4.2.3	Third Supplemental Indenture, dated April 18, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3.3 of Form S-4 Registration Statement No. 333-123661.

4.2.4	Fourth Supplemental Indenture, dated September 22, 2005 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarterly period ended September 30, 2005.

4.2.5	Fifth Supplemental Indenture, dated July 10, 2007 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.2.5 of Form 10-K for the year ended December 31, 2008.

Exhibit Number	Description	Page or Method of Filing
4.2.6	Sixth Supplemental Indenture, dated March 6, 2009 (re 7% Senior Notes due 2014)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended March 31, 2009.

4.3	Indenture dated March 10, 2005 (re 6¼% Senior Notes due 2015) and form of 6¼% Senior Notes due 2015	Incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2004.

4.3.1	First Supplemental Indenture, dated April 18, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1.1 of Form S-4 Registration Statement No. 333-123661.

4.3.2	Second Supplemental Indenture, dated September 22, 2005 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarterly period ended September 30, 2005.

4.3.3	Third Supplemental Indenture, dated July 10, 2007 (re 6¼% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.3.3 of Form 10-K for the year ended December 31, 2008.

4.3.4	Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008 (re 7% Senior Notes due 2014 and 6.25% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on May 28, 2008.

4.3.5	Fourth Supplemental Indenture, dated March 6, 2009 (re 6.25% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended March 31, 2009.

4.4	Indenture, dated February 23, 2007 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.1of Form 8-K dated February 23, 2007.

4.4.1	First Supplemental Indenture, dated July 10, 2007 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.4.1 of Form 10-K for the year ended December 31, 2008.

4.4.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 28, 2008.

4.4.3	Second Supplemental Indenture, dated March 6, 2009 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended March 31, 2009

10.1	First Amended and Restated Credit Agreement, dated May 16, 2006	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 16, 2006.

10.1.1	First Amendment to First Amended and Restated Credit Agreement, dated June 30, 2006	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 30, 2006.

10.1.2	Second Amendment to First Amended and Restated Credit Agreement, dated May 18, 2007	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 21, 2007.

10.1.3	Third Amendment to First Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 28, 2007.

10.1.4	Fourth Amendment to First Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 21, 2008.

10.2	2006 Annual Incentive Plan*	Incorporated by reference to Appendix C of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

Exhibit Number	Description	Page or Method of Filing
10.3	Amended 1997 Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.4	Meritage Homes Corporation 2006 Stock Incentive Plan*	Incorporated by reference to Exhibit 4.6 of Form S-8 Registration Statement No. 333-151261.

10.4.1	Amendment to Meritage Homes Corporation 2006 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2006.

10.4.2	Representative Form of Restricted Stock Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.2 of Form S-8 Registration Statement No. 333-134637.

10.4.3	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.3 of Form S-8 Registration Statement No. 333-134637.

10.4.4	Representative Form of Incentive Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637.

10.4.5	Representative Form of Stock Appreciation Rights Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637.

10.5	Settlement Agreement between the Company and John R. Landon, dated June 12, 2006	Incorporated by reference to Exhibit 10.2 of Form 8-K dated June 12, 2006.

10.5.1	Cooperation Agreement between the Company and John R. Landon, dated June 12, 2006	Incorporated by reference to Exhibit 10.3 of Form 8-K dated June 12, 2006.

10.5.2	Settlement Agreement between Meritage Homes Corporation and John R. Landon	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 14, 2008.

10.6	Third Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 19, 2010.

10.6.1	Third Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 19, 2010.

10.7	Third Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 19, 2010.

10.7.1	Third Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 19, 2010.

10.8	Amended and Restated Employment Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 19, 2010.

10.8.1	Amended and Restated Change of Control Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.8 of Form 8-K dated January 19, 2010.

10.9	Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 19, 2010.

10.9.1	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010.

Exhibit Number	Description	Page or Method of Filing
21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

*Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of March 2010.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By	/s/ STEVEN J. HILTON
Steven J. Hilton
Chairman and Chief Executive Officer

By	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve J. Hilton and Larry W. Seay, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

Signature	Title	Date

/s/ STEVEN J. HILTON	Chairman and	March 5, 2010
Steven J. Hilton	Chief Executive Officer

/s/ LARRY W. SEAY	Executive Vice President, Chief Financial Officer	March 5, 2010
Larry W. Seay	(Principal Financial Officer)

/s/ HILLA SFERRUZZA	Vice President, Corporate Controller and Chief	March 5, 2010
Hilla Sferruzza	Accounting Officer (Principal Accounting Officer)

/s/ PETER L. AX	Director	March 5, 2010
Peter L. Ax

/s/ RAYMOND OPPEL	Director	March 5, 2010
Raymond Oppel

/s/ ROBERT G. SARVER	Director	March 5, 2010
Robert G. Sarver

/s/ RICHARD T. BURKE, SR.	Director	March 5, 2010
Richard T. Burke, Sr.

/s/ GERALD W. HADDOCK	Director	March 5, 2010
Gerald W. Haddock

/s/ DANA BRADFORD	Director	March 5, 2010
Dana Bradford