Form 10-Q
period 2010-03-31
Meritage Homes CORP
filed 2010-05-06
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-09977

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

12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common shares outstanding as of May 5, 2010: 32,082,320

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$242,680	$249,331
Investments and securities	175,723	125,699
Restricted cash	16,244	16,348
Income tax receivable	1,853	92,509
Other receivables	21,633	22,934
Real estate	724,722	675,037
Real estate not owned	4,283	10,527
Deposits on real estate under option or contract	10,772	8,636
Investments in unconsolidated entities	11,524	11,882
Property and equipment, net	15,310	15,251
Intangibles, net	3,428	3,590
Prepaid expenses and other assets	12,466	10,923

Total assets	$1,240,638	$1,242,667

Liabilities:
Accounts payable	$36,576	$30,296
Accrued liabilities	93,883	103,236
Home sale deposits	10,421	9,501
Liabilities related to real estate not owned	4,030	9,200
Senior and Senior Subordinated Notes	605,051	605,009

Total liabilities	749,961	757,242

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2010 and December 31, 2009	0	0
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 39,956,870 and 39,710,958 shares at March 31, 2010 and December 31, 2009, respectively	400	397
Additional paid-in capital	463,992	461,403
Retained earnings	215,058	212,398
Treasury stock at cost, 7,891,250 shares at March 31, 2010 and December 31, 2009	(188,773)	(188,773)

Total stockholders’ equity	490,677	485,425

Total liabilities and stockholders’ equity	$1,240,638	$1,242,667

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Home closing revenue	$200,582	$230,978
Land closing revenue	1,222	160

Total closing revenue	201,804	231,138

Cost of home closings	(162,042)	(203,197)
Cost of land closings	(964)	(151)
Home impairments	(542)	(10,431)
Land impairments	0	(37)

Total cost of closings and impairments	(163,548)	(213,816)

Home closing gross profit	37,998	17,350
Land closing profit/(loss)	258	(28)

Total closing gross profit	38,256	17,322
Commissions and other sales costs	(17,222)	(19,145)
General and administrative expenses	(14,693)	(13,869)
Earnings from unconsolidated entities, net	803	1,397
Interest expense	(8,295)	(8,330)
Other income, net	3,932	1,551
Gain on extinguishment of debt	0	2,805

Earnings/(loss) before income taxes	2,781	(18,269)
Provision for income taxes	(121)	(86)

Net earnings/(loss)	$2,660	$(18,355)

Earnings/(loss) per common share:
Basic	$0.08	$(0.60)
Diluted	$0.08	$(0.60)

Weighted average number of shares:
Basic	31,940	30,808
Diluted	32,197	30,808

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings/(loss)	$2,660	$(18,355)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,947	2,425
Real estate related impairments	542	10,468
Stock-based compensation	1,257	1,064
Gain on early extinguishment of senior subordinated debt, net of transaction costs	0	(2,805)
Equity in (earnings)/losses from unconsolidated entities	(803)	(1,397)
Distributions of earnings from unconsolidated entities	1,340	2,355
Changes in assets and liabilities:
(Increase)/decrease in real estate	(49,920)	77,167
(Increase)/decrease in deposits on real estate under option or contract	(1,062)	681
Decrease in receivables and prepaid expenses and other assets	90,494	110,065
Decrease in accounts payable and accrued liabilities	(3,438)	(42,808)
Increase/(decrease) in home sale deposits	920	(241)

Net cash provided by operating activities	43,937	138,619

Cash flows from investing activities:
Investments in unconsolidated entities	(95)	(1,425)
Distributions of capital from unconsolidated entities	16	1,709
Purchases of property and equipment	(1,955)	(472)
Proceeds from sales of property and equipment	31	45
Increase in investment and securities	(50,024)	0
Decrease in restricted cash	104	0

Net cash used in investing activities	(51,923)	(143)

Cash flows from financing activities:
Proceeds from stock option exercises	1,335	0

Net cash provided by financing activities	1,335	0

Net (decrease)/increase in cash and cash equivalents	(6,651)	138,476
Cash and cash equivalents at beginning of period	249,331	205,923

Cash and cash equivalents at end of period	$242,680	$344,399

See supplemental disclosures of cash flow information at Note 11.

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona, where we also operate under the name of Monterey Homes, and in Texas, where we also operate as Legacy Homes and Monterey Homes. At March 31, 2010, we were actively selling homes in 149 communities, with base prices ranging from approximately $99,900 to $917,990.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of Management, the accompanying financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements that were established to replace those previously available under our Credit Facility. See Note 5 for additional discussion of the termination of our Credit Facility during 2009.

Investments and Securities. Our investments and securities are comprised of both treasury securities and deposits with money center banks that are FDIC-insured and secured by treasury-backed investments. All of our investments are classified as held-to maturity and are recorded at amortized cost as we have both the ability and intent to hold then until their respective maturities. The contractual lives of these investments are typically less than 18 months. The amortized cost of the investments approximates fair value.

Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) Subtopic 360-10, Property, Plant and Equipment. Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

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

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

All of our land inventory and related real estate assets are reviewed for recoverability quarterly, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles. Impairment charges are recorded if the fair value of an asset is less than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually. For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.

Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects we intend to sell. Impairments are charged to cost of home closing in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:

•	The presence and significance of local competitors, including their offered product type and competitive actions;

•	Economic and related demographic conditions for the population of the surrounding community; and

•	Desirability of the particular community, including location and unique amenities or other favorable or unfavorable attributes.

These local circumstances may significantly impact our assumptions and the resulting computation of fair value and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community.

Option deposits and pre-acquisition costs. We also evaluate assets associated with future communities for impairments on a quarterly basis. Using similar techniques described in the existing and continuing communities section above, we determine if the contribution margins to be generated by our future communities are acceptable to us. If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required. In cases where we decide to abandon a project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur. We may also elect to continue with a project because it is expected to generate positive cash flows, even though it may not be generating an accounting profit, or due to other strategic factors. In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value. Refer to Note 2 of these consolidated financial statements for further information regarding our impairments.

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are recorded as a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or is no longer considered probable. As the Company’s liability associated with these non-refundable deposits is limited to the deposit amount, the Company does not consider the options a contractual obligation. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above. Our deposits were $10.8 million and $8.6 million as of March 31, 2010 and December 31, 2009, respectively.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Off-Balance-Sheet Arrangements – Joint Ventures. Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant avenue for us to access desired lots. We currently have three such active ventures. We also participate in eight mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers. See Note 4 for additional information.

Off-Balance-Sheet Arrangements – Other. We often acquire finished lots from various development entities pursuant to option and purchase agreements. The purchase price typically approximates the market price at the date the contract is executed, although in light of recent economic conditions over the last couple of years, we have been successful in renegotiating more preferential terms on some lots we have purchased. See Note 3 for further discussion.

We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to option deposits and the development of our projects. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer of the letter of credit or bond. At March 31, 2010, we had approximately $15.0 million in outstanding letters of credit and $76.4 million of surety bonds outstanding subject to these indemnity arrangements, of which only $23.3 million of work remains to be completed. We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At March 31, 2010	At December 31, 2009
Accruals related to real estate development and construction activities	$15,584	$19,832
Payroll and other benefits	10,351	9,714
Accrued taxes	4,599	4,592
Warranty reserves	32,154	33,541
Other accruals	31,195	35,557

Total	$93,883	$103,236

Warranty Reserves. We have certain obligations related to post-construction warranties and defects for closed homes. With the assistance of an actuary, we have estimated these reserves based on the number of home closings, historical data and trends with respect to similar product types and geographic areas for both our communities and industry averages in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$33,541	$28,891
Additions to reserve from new home deliveries	1,477	1,868
Warranty claims	(2,787)	(1,658)
Adjustments to pre-existing reserves	(77)	(1,611)

Balance, end of period	$32,154	$27,490

Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets, and additions to the reserves are included in cost of sales within the accompanying condensed consolidated statements of operations.

Our warranty represents reserves for post-construction warranties and defects for closed homes. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with the general liability insurance we maintain, are sufficient to cover our general warranty obligations.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The $32.2 million of warranty reserves includes $4.8 million of remaining net reserves for Chinese drywall. In 2009 we initially reserved $6.0 million for the repair of approximately 80 homes we constructed in 2005 and 2006 that contained or are suspected to contain defective drywall manufactured in China. All of the homes we constructed that contain or are suspected to contain defective Chinese drywall are located in Ft. Myers, Florida, and we do not believe defective Chinese drywall was used in homes constructed by us in markets outside of Florida. Of the approximately 80 affected homes, as of March 31, 2010 we have entered into repair and release agreements for 57 of those homes. We have completed the repair of 15 of those homes and are in the process of repairing 39 other homes. To date, we have been named as a defendant in U.S. District Court lawsuits with 14 of the 80 affected homeowners as plaintiffs and a single Florida State Court lawsuit with three of those same homeowners as plaintiffs who are pursuing litigation related to Chinese drywall. It is possible we may in the future become subject to additional litigation regarding defective drywall.

The Company intends to seek recovery of costs associated with Chinese drywall from the manufacturers and the suppliers of the defective drywall as well as from the subcontractors who installed the drywall and from our insurance carriers.

Although we believe our current warranty reserves are sufficient to cover our warranty claims, including those related to Chinese drywall, we are currently unable to definitively estimate our total possible loss or exposure relating to Chinese drywall because, among other reasons: it is possible that other homes we constructed may, in the future, be determined to contain defective Chinese drywall; it is unknown whether there are any significant health affects created by exposure to the defective drywall, although we are not aware of any credible evidence indicating such significant health affects result from such exposure; and, at this time, we are unable to determine the outcome of the pending litigation related to defective Chinese drywall and the extent of the recovery we may receive from our insurance carriers and from subcontractors, suppliers and manufacturers of the defective drywall and their insurers. Depending upon the resolution of the issues noted above we may, in the future, need to establish additional warranty reserves relating to defective Chinese drywall; however, we do not currently expect that any such additional charge would have a material adverse effect on our operations as we believe our exposure is limited due to the relatively limited number of our homes that appear to be impacted, our existing warranty reserves and available recourse against other parties.

Recently Issued Accounting Pronouncements.

In January 2010, the Financial Accounting Standards Board (“FASB”) amended ASC Subtopic 820-10, Fair Value Measurements and Disclosures – Overall. The amendment requires additional disclosures and provides clarification regarding existing disclosures for recurring and nonrecurring fair value measurements. The amendment became effective for interim and annual reporting periods beginning after December 15, 2009, and did not have any material impact to our existing disclosures.

In May 2009, the FASB amended ASC Subtopic 810-10, Consolidation (ASC 810-10). The amendment revised prior guidance and accounting and reporting requirements for entities’ involvement with variable interest entities. The new provisions of ASC 810-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Refer to Note 3 for additional discussion of the impact of the amendment.

NOTE 2 – REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At March 31, 2010	At December 31, 2009
Homes under contract under construction (1)	$149,293	$114,769
Finished home sites and home sites under development	405,420	407,592
Unsold homes, completed and under construction	88,157	73,442
Model homes	35,451	37,601
Land held for development or sale	46,401	41,633

	$724,722	$675,037

(1)	Also includes the allocated land and land development costs associated with each lot for these homes.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

As previously noted, in accordance with ASC 360-10, Property, Plant and Equipment (ASC 360-10), each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. If an asset is deemed not recoverable, ASC 360-10 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Terminated option/purchase contracts:
West	$0	$67
Central	0	586
East	0	544

Total	$0	$1,197

Real estate inventory impairments (1):
West	$82	$5,609
Central	460	3,014
East	0	611

Total	$542	$9,234

Impairments of joint venture investments:
West	$0	$0
Central	0	0
East	0	0

Total	$0	$0

Impairments of land held for sale:
West	$0	$0
Central	0	37
East	0	0

Total	$0	$37

Total impairments:
West	$82	$5,676
Central	460	3,637
East	0	1,155

Total	$542	$10,468

(1)	Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying lots in the community were not also impaired, as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Individual home impairments:
West	$82	$5,609
Central	460	3,011
East	0	611

Total	$542	$9,231

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The table below reflects the number of communities with real estate inventory impairments for the three-month period ended March 31, 2009, excluding home-specific impairments (as noted above) and the fair value of these communities as of March 31, 2009 (dollars in thousands). There were no such impairments recorded for the three-month period ended March 31, 2010:

	Three Months Ended March 31, 2009
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)
West	0	$0	$0
Central	1	3	559
East	0	0	0

Total	1	$3	$559

Subject to sufficient qualifying assets, we capitalize our development period interest incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Capitalized interest, beginning of period	$14,187	$29,779
Interest incurred	10,402	11,652
Interest expensed	(8,295)	(8,330)
Interest amortized to cost of home, land closings and impairments	(3,218)	(6,472)

Capitalized interest, end of period	$13,076	$26,629

At March 31, 2010, approximately $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our condensed consolidated balance sheets.

NOTE 3 - VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

In June 2009, FASB revised its guidance regarding the determination of a primary beneficiary of a variable interest entity (“VIE”). In December 2009, ASC 810, Consolidation, was amended to incorporate this guidance. The amendments to ASC 810 replace the prior quantitative computations for determining which entity, if any, is the primary beneficiary with a methodology based on the ability of an entity to control both (1) the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. The amendments also increased the required disclosures about a reporting entity’s involvement with VIEs. We adopted the amended provisions of ASC 810 on January 1, 2010. The adoption resulted in a deconsolidation of several VIEs that were previously reported as Real estate not owned in our consolidated balance sheets.

Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, aVIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. Since adopting the new provisions of ASC 810, for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do control such activities, we will continue our analysis by determining if we are expected to absorb a majority of the VIE’s expected losses or, if no party absorbs the majority of such losses, if we will benefit from the majority of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations. Prior to the adoption of the amended guidance of ASC 810, we determined if we were the primary beneficiary of a VIE solely by reviewing the expected losses and residual returns based on a probability of future cash flows.

In most cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Often, we are at risk for items over budget related to land development on property we have under option. In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option or contract at March 31, 2010 (dollars in thousands):

			Option/Earnest Money Deposits
	Number of Lots	Purchase Price	Cash		Letters of Credit
Option contracts recorded on balance sheet as real estate not owned (1), (2)	72	$4,283	$253		$0
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,689	123,585	10,148		3,926
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	139	11,973	281		0

Total committed (on and off balance sheet)	2,900	139,841	10,682		3,926

Option contracts not recorded on balance sheet — non-refundable, uncommitted (1)	0	0	0		0
Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (3)	608	18,016	343		0

Total uncommitted	608	18,016	343		0

Total lots under option or contracts	3,508	157,857	11,025		3,926

Total option contracts not recorded on balance sheet	3,436	$153,574	$10,772	(4)	$3,926

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.
(2)	The purpose and nature of these consolidated lot option contracts (VIEs) is to provide us the option to purchase these lots in the future, in anticipation of building homes on these lots in the future. Specific performance contracts, if any, are included in this balance.
(3)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.
(4)	Amount is reflected in our condensed consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of March 31, 2010.

Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market as we have recently been experiencing, we may purchase lots at an absorption level that exceeds our sales and home starts pace needed to meet the pre-established minimum number of lots or we may try to restructure our original contract to include terms that more accurately reflect our revised sales pace expectations.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have in the past entered into homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments. As of March 31, 2010, we had only three active land ventures. Due to the current homebuilding environment, although we view our involvement with land joint ventures to be beneficial, we do not currently view such involvement as critical to the success of our homebuilding operations.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

We also participate in eight mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they originate and provide services to both our clients and other homebuyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of March 31, 2010 and December 31, 2009 were $1.1 million and $1.0 million, respectively.

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

In connection with our joint venture involvements, we may also provide certain types of guarantees to associated lenders and municipalities. These guarantees can be classified into four categories: (i) Repayment Guarantees, (ii) “Bad Boy Guarantees”, (iii) Completion Guarantees and (iv) Surety Bonds, described in more detail below.

Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures. If such a guarantee were ever to be called, the maximum exposure to Meritage would generally only be our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. At March 31, 2010 and December 31, 2009, our share of these limited pro rata repayment guarantees was approximately $8.2 million, of which $7.1 million are “bad boy” guarantees (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger such guarantees without our consent, we have classified this $7.1 million as repayment guarantees.

“Bad Boy” Guarantees. In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file for bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees). These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property. To date, no such guarantees have been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and to us, and therefore are unlikely to occur; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it is possible that it could be considered in their economic best interest to do so. At March 31, 2010 and December 31, 2009, we had outstanding guarantees of this type totaling approximately $61.1 million and $60.9 million, respectively. We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees of indebtedness under our senior and senior subordinated indentures.

Completion Guarantees. We and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders. These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims. As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review. Per the guidance of ASC Subtopic 960-10, Guarantees, we believe these other guarantees are either not applicable or not material to our financial results.

Surety Bonds. We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. Although a majority of the required work may have been performed, these bonds are typically not released until all

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

development specifications have been met. As of March 31, 2010, we had approximately $1.6 million of surety bonds outstanding subject to these indemnity arrangements, of which $26,000 of work remains to be completed. At December 31, 2009, we had approximately $1.7 million of such surety bonds with $32,000 of work remaining to be completed. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. As of March 31, 2010 and December 31, 2009, we did not have any such reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At March 31, 2010	At December 31, 2009
Assets:
Cash	$5,111	$6,734
Real estate	482,977	512,931
Other assets	5,227	6,023

Total assets	$493,315	$525,688

Liabilities and equity:
Accounts payable and other liabilities	$7,835	$8,899
Notes and mortgages payable	327,811	350,966
Equity of:
Meritage (1)	34,309	40,516
Others	123,360	125,307

Total liabilities and equity	$493,315	$525,688

	Three Months Ended March 31,
	2010	2009
Revenues	$4,508	$3,541
Costs and expenses	(2,964)	(2,101)

Net earnings of unconsolidated entities	1,544	1,440

Meritage’s share of pre-tax earnings (2) (3)	$803	$1,421

(1)	Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our condensed consolidated balance sheets due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) differences in timing or amounts of joint-venture asset impairments by us and the joint venture, including the cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero.
(2)

The joint venture financial statements above represent the most recent information available to us. For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount or reached that conclusion in a different accounting period from us and, therefore, the financial statements of the ventures may not yet reflect any real estate impairment charges or reflect them in a different quarter or fiscal year. We believe,

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

in some cases, that the fair values of the ventures’ assets may be less than the related debt. As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials.
(3)	Our share of pre-tax earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities includes $0.9 million at March 31, 2010 and December 31, 2009, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets. These amounts are amortized as the assets of the respective joint ventures are sold. We amortized approximately $0 and $24,000 of such assets in the first three months of 2010 and 2009, respectively.

Of the balance of joint venture assets and liabilities, $438.8 million and $307.5 million, respectively, relates to one joint venture in which we have a 20% interest. Of our “Bad Boy” debt guarantees, the entire $61.1 million relates to this venture. This venture owns one large asset that was purchased near the peak of the market and is currently in default of its debt agreements. Although we and our joint venture partners have attempted to work with the lenders to renegotiate the debt, we have not reached any satisfactory alternatives. All of this debt is non-recourse to the partners and our associated joint venture investment has been fully impaired as of March 31, 2010. At this time we believe there is limited exposure to us from this investment.

The other venture assets and liabilities noted in the table above primarily represent our other active land ventures, financial ventures and various inactive ventures in which we have a total investment of $11.5 million. As of March 31, 2010, these ventures are in compliance with their respective debt agreements, and except for $1.1 million of our limited repayment guarantees, the debt is non-recourse to us. These ventures have no “Bad Boy” guarantees.

In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method. These joint ventures were formed to acquire large parcels of land in Nevada, to perform off-site development work and to sell lots to the joint venture members and other third parties. Our ownership percentage in these two ventures is 3.53% in one of the ventures and 4.09% in the other. The lenders of both ventures have filed suit against the joint ventures and/or their members alleging liability under the completion guarantees executed severally by each of the members and their parent companies, including Meritage. We dispute allegations contained in each of the lawsuits and intend to vigorously defend our position regarding liability under these completion guarantees and related claims. We have fully impaired our investment in these joint ventures as of March 31, 2010. The one venture that still has land holdings and corresponding debt has a $7.1 million “bad boy” guaranty allocable to Meritage that could be triggered upon events beyond our control and, accordingly, is disclosed as a limited repayment guaranty. Although the final disposition of these suits remains uncertain, we do not, at this time, anticipate outcomes that will be materially adverse to us.

At March 31, 2010, our total investment in unconsolidated joint ventures of $11.5 million is primarily comprised of $10.9 million in our Central Region, $0.3 million in our West Region and $0.1 million in our East Region. At December 31, 2009, our total investment in unconsolidated joint ventures of $11.9 million was primarily comprised of $11.3 million in our Central Region, $0.3 million in our West Region and $0.1 million in our East Region.

NOTE 5 - LOANS PAYABLE AND OTHER BORROWINGS

In September 2009, we voluntarily terminated our Senior Unsecured Credit Facility (the “Credit Facility”). There were no penalties or costs associated with the termination, although we recorded a non-cash charge in the third quarter of 2009 of approximately $800,000 to write off previously capitalized origination fees that were scheduled to amortize through May 2011. We did not believe we would need the Credit Facility to finance our operations during the foreseeable future and believed it was in our interest to terminate the facility to avoid non-use and other fees. Prior to and as of the date of termination, we were in compliance with all of the covenants, limitations and restrictions of the Credit Facility.

In connection with the Credit Facility termination, we entered into secured letter of credit arrangements with the three banks that have issued outstanding letters of credit under the Credit Facility. The aggregate capacity of these secured letters of credit is approximately $53 million, of which $16.2 million and $16.3 million is outstanding at March 31, 2010 and December 31, 2009, respectively. These outstanding letters of credit are secured by corresponding pledges of restricted cash accounts, which are reflected as restricted cash on our consolidated balance sheets.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 6 - SENIOR AND SENIOR SUBORDINATED NOTES

Senior and Senior Subordinated Notes consist of the following (in thousands):

	March 31, 2010	December 31, 2009
7.0% Senior Notes due 2014. At March 31, 2010, and December 31, 2009, there was approximately $36 and $38 in unamortized premium, respectively	$130,036	$130,038
6.25% Senior Notes due 2015. At March 31, 2010 and December 31, 2009, there was approximately $860 and $904 in unamortized discount, respectively	349,140	349,096
7.731% Senior Subordinated Notes due 2017	125,875	125,875

	$605,051	$605,009

The indentures for our senior and Senior Subordinated Notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make, and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended March 31, 2010, we believe were in compliance with our covenants.

Obligations to pay principal and interest on the senior and Senior Subordinated Notes are guaranteed by all of our wholly-owned subsidiaries (collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations, the guarantees are full and unconditional and joint and several, and any subsidiaries of Meritage Homes Corporation other than the non-guarantor subsidiaries are, individually and in the aggregate, minor. There are no significant restrictions on the ability of the Company or any Guarantor Subsidiary to obtain funds from their respective subsidiaries, as applicable, by dividend or loan.

During the first quarter of 2009, we retired $6.6 million of our 7.731% Senior Subordinated Notes maturing in 2017 by issuing approximately 250,000 shares of our common stock in a privately negotiated transaction. The transaction was completed at a 45% discount from the face value of the notes, resulting in a $2.8 million gain on early extinguishment of debt which is reflected in our statement of operations for the three months ended March 31, 2009. There were no such transactions during the quarter ended March 31, 2010.

Reference is made to Note 13 for information about our repurchase in the second quarter of 2010 of our 7.0% Senior Notes due 2014 and a portion of our 6.25% Senior Notes due 2015.

NOTE 7 - FAIR VALUE DISCLOSURES

Effective January 1, 2009, we adopted ASC Subtopic 820-10, Fair Value Measurement and Disclosure, for non-recurring fair value measurements of our non-financial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:

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

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

A summary of our assets measured at fair value on March 31, 2010 is as follows (in thousands):

	Three Months Ended March 31, 2010

		Fair Value Measurements of Reporting Date Using
		Level 1	Level 2	Level 3
Description:
Long-lived assets held and used	$9,273	0	0	$9,273

During the quarter ended March 31, 2010, long-lived assets held and used with an initial basis of $9.8 million were impaired and written down to their fair value of $9.3 million, resulting in an impairment of $542,000, which is included in our consolidated statement of operations for the three months ended March 31, 2010.

Financial Instruments. The value of our fixed-rate debt is derived from quoted market prices by independent dealers.

The estimated fair value of our 7.0% Senior Notes at March 31, 2010 and December 31, 2009 was $128.6 and $124.2 million, respectively. The aggregate principal amount of these notes at both March 31, 2010 and December 31, 2009 was $130.0 million.

The estimated fair value of our 6.25% Senior Notes at March 31, 2010 and December 31, 2009 was $336.8 and $322.0 million, respectively. The aggregate principal amount of these notes at both March 31, 2010 and December 31, 2009 was $350.0 million.

The estimated fair value of our 7.731% Senior Subordinated Notes at March 31, 2010 and December 31, 2009 was $109.7 and $104.0 million, respectively. The aggregate principal amount of these notes at both March 31, 2010 and December 31, 2009 was $125.9 million.

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 - EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic weighted average number of shares outstanding	31,940	30,808
Effect of dilutive securities:
Stock options and restricted stock (1)	257	0

Diluted weighted average shares outstanding	32,197	30,808

Net earnings/(loss)	$2,660	$(18,355)

Basic earnings/(loss) per share	$0.08	$(0.60)

Diluted earnings/(loss) per share (1)	$0.08	$(0.60)

Anti-dilutive stock options not included in the calculation of diluted earnings per share	763	2,187

(1)	For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 9 - STOCK-BASED COMPENSATION, INCENTIVE AWARDS AND RETIREMENT PLANS

We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and amended from time to time (the “1997 Plan”), and the 2006 Stock Incentive Plan that was adopted in 2006 and amended from time to time (the “2006 Plan” and together with the 1997 Plan, the “Plans”). The Plans were approved by our stockholders and are administered by our Board of Directors. The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan. The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,500,000 shares of common stock, of which 540,954 shares remain available for grant at March 31, 2010. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, and generally have a five-year ratable vesting period and a seven-year contractual term. Restricted stock awards are usually granted with either a three-year or five-year ratable vesting period.

The fair value of option awards is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on a combination of implied volatilities from traded options on our stock and historical volatility of our stock. Expected term/life, which represents the period of time that options granted are expected to be outstanding, is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected term of the grant. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Black-Scholes assumptions used for stock options grants during the first quarter of 2009 are as follows. We only granted non-vested shares in the first three months of 2010:

Three Months Ended March 31, 2009
Expected volatility	86.48%
Expected dividends	0%
Expected term (in years)	3.7
Risk-free interest rate	1.60%
Weighted average grant date fair value of options granted	$8.22

As of March 31, 2010, we had $11.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining respective vesting periods — a weighted-average period of 2.91 years. For the three months ended March 31, 2010 and 2009, our total stock-based compensation expense was $1.3 million and $1.1 million, respectively. We granted 300,500 non-vested shares during the first three months of 2010. We also granted an additional 67,500 non-vested shares that will only vest if certain performance criteria are met. The expense associated with these performance-based non-vested shares will only be recognized when it is determined to be likely that the target performance thresholds will be met and the shares will vest.

NOTE 10 - INCOME TAXES

Components of the income tax (provision) are (in thousands):

	Three Months Ended March 31,
	2010	2009
Federal	$(7)	$(37)
State	(114)	(49)

Total	$(121)	$(86)

Unrecognized tax benefits were $4.6 million at March 31, 2010 and relate to items in prior years. The entire balance is due to the limited reopening of expired statutes of limitation for years to which the 2009 loss was carried back pursuant to the Worker, Homeowner and Business Assistance Act of 2009 (the “Act”), which extended the permitted carryback period for net operating losses. Interest and penalties are accrued on unrecognized tax benefits and included in federal income tax expense. The total amount of interest and penalties on uncertain tax positions included in income tax expense for the three months ended March 31, 2010 was $7,000 of interest on the positions reopened due to the 2009 loss carryback.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at March 31, 2010 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets relating to our federal and state NOL carryovers.

At March 31, 2010 and December 31, 2009, we had a valuation allowance of $91.3 million ($64.2 million federal and $27.1 million state) and $92.6 million ($65.2 million federal and $27.4 million state), respectively, against deferred tax assets, which include the tax benefit from state NOL carryovers. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws, which currently would allow us to offset future federal taxable income generated through 2029. State deferred tax assets include $21.4 million, of state net operating loss carryovers as of December 31, 2009, which begin to expire in 2012. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and state NOL carryovers.

At March 31, 2010, the income tax receivable of $1.9 million primarily consists of net tax amounts that we expect to receive or pay within one year. We collected $90.5 million of our December 31, 2009 receivable in the first quarter of 2010. The federal loss carryback period reverted back to two years for our 2010 fiscal year and there is no available taxable income in the two-year carryback period for us to utilize any tax loss coming out of 2010.

We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2005. Due to the recently enacted Act, the federal statutes of limitations reopened on a limited basis for years to which the 2009 loss was carried back. In 2008, the IRS commenced an audit of our consolidated U.S. tax return and refund claim for 2007. The audit is close to completion, pending the outcome of the IRS internal review process. Based on preliminary results, there are no audit adjustments to report that would materially affect our deferred tax assets or income tax receivable at March 31, 2010.

The tax benefits from the Company’s net operating losses, built-in losses, and tax credits would be materially reduced or potentially eliminated if the Company experienced an “ownership change” as defined under IRC §382. Based on the Company’s analysis performed as of March 31, 2010, the Company does not believe that it has experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricted certain transfers of our common stock. The amendment will help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash paid during the period for:
Interest, net of interest capitalized	$11,225	$10,955
Non-cash operating activities (increase)/decrease:
Real estate not owned	$(1,062)	$(2,772)
Non-cash investing activities:
Distributions from unconsolidated entities	$1,340	$260
Non-cash financing activities:
Equity issued for debt extinguishment	$0	$3,621

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 12 - OPERATING AND REPORTING SEGMENTS

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

Management’s evaluation of segment performance is based on segment operating (loss)/income, which we define as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in our 2009 Annual Report on Form 10-K. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The following is our segment information (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue (1):
West	$41,404	$42,292
Central	145,154	177,059
East	15,246	11,787

Consolidated total	$201,804	$231,138

Operating profit/(loss) (2):
West	$2,941	$(7,327)
Central	7,086	(1,520)
East	1,308	(1,306)

Segment operating profit/(loss)	11,335	(10,153)
Corporate and unallocated (3)	(4,994)	(5,539)
Earnings/(loss) from unconsolidated entities, net	803	1,397
Interest expense	(8,295)	(8,330)
Other income, net	3,932	1,551
Gain on extinguishment of debt, net of transaction costs	0	2,805

Earnings/(loss) before income taxes	$2,781	$(18,269)

	At March 31, 2010
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$226	$10,175	$371	$0	$10,772
Real estate	144,626	535,576	44,520	0	724,722
Investments in unconsolidated entities	259	10,902	80	283	11,524
Other assets	10,660	42,406	2,714	437,840	493,620

Total assets	$155,771	$599,059	$47,685	$438,123	$1,240,638

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	At December 31, 2009
	West	Central	East	Corporate and Unallocated (4)	Total
Deposits on real estate under option or contract	$25	$8,340	$271	$0	$8,636
Real estate	142,829	499,319	32,889	0	675,037
Investments in unconsolidated entities	260	11,339	64	219	11,882
Other assets	10,498	41,529	1,248	493,837	547,112

Total assets	$153,612	$560,527	$34,472	$494,056	$1,242,667

(1)	Revenue includes the following land closing revenue, by segment (in thousands): three months ended March 31, 2010 - $1,222 in the Central Region; three months ended March 31, 2009 - $160 in the Central Region.
(2)	See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.
(3)	Balance consists primarily of corporate costs and shared service functions such as finance, legal and treasury that are not allocated to the reporting segments.
(4)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.

NOTE 13 - SUBSEQUENT EVENTS

On April 13, 2010, we completed an offering of $200,000,000 aggregate principal amount of 7.15% Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes were offered to investors in a private placement in reliance on Rule 144A under the Securities Act of 1933, as amended. The 2020 Notes were issued at a 97.567% discount to par value. Concurrent with the issuance of the 2020 Notes, we announced our intent to redeem or repurchase all of our $130 million 7.00% Senior Notes maturing 2014 and $65 million of our 6.25% Senior Notes maturing 2015. As of May 4, 2010, we have completed the repurchase of $108.1 million in aggregate principal amount of our 7.0% Senior Notes due 2014 and $65 million in aggregate principal amount of our 6.25% Senior Notes due 2015. We have issued a call notice for the remaining $21.9 million in aggregate principal amount of our outstanding 7.0% Senior Notes due 2014 and expect to redeem these notes on or around May 13, 2010. In connection with these transactions, we expect to record a net loss on early extinguishment of debt of approximately $3.2 million in the second quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Despite expectations in the marketplace for significant improvements due to the federal home buyer tax credit program that is scheduled to expire in the second quarter of 2010, the selling season in early 2010 only nominally improved over 2009. Based on statistics from the RealtyTrac, processed foreclosures reached approximately 932,000 in the first three months of 2010, up 16% from the same period in 2009. These record-high foreclosure rates continue to generate excess existing homes inventory. However, over the last several months, it appears that the state of the economy and the job market may be improving and consumer confidence is starting to increase partially due to the news that unemployment rates as reported by the U.S. Department of Labor appear to have peaked and are starting to improve, ending the first quarter of 2010 at 9.7%, compared to 10.0% at December 2009. We believe that the slower-than-anticipated demand we are currently experiencing reflects a cautiousness among homebuyers in making a purchasing decision, as they are uncertain if economic conditions have truly stabilized.

Summary Company Results

Our results for the quarter ended March 31, 2010 reflect a moderate stabilization in the homebuilding and credit markets. Although we have seen some indications that select housing markets may have reached a bottom, we do not know if we have reached a bottom in the national housing market, and we expect continued volatility throughout 2010 as the economy’s anticipated recovery may be uneven.

Total home closing revenue was $200.6 million for the quarter ended March 31, 2010, decreasing 13.2% from $231.0 million for 2009. We earned net income of $2.7 million in 2010 compared to a loss of ($18.4) million in 2009. The first three months of 2010 represent the first quarter in three years where we have earned a positive pre-tax net income including impairments. Our 2010 results include $542,000 (pre-tax) of real estate-related impairments, and our 2009 results include $10.5 million (pre-tax) of real estate-related impairments. Additionally, 2010 results include $2.4 million in income related to a successful legal settlement award, and 2009 results include a $2.8 million gain on the early extinguishment of debt. The lower impairments across the Company in the first three months of 2010 contributed to the increase of 11.4% in gross margin on home closing up to 18.9%, as compared to 7.5% for the same period of 2009. Margins in the current quarter were also aided by our efficiency and cost-cutting initiatives that have been implemented over the last several quarters.

At March 31, 2010, our backlog of $355.4 million was up 23.6% from $287.5 million at December 31, 2009. Normal seasonality during the stronger spring selling season, coupled with increased home sales, and rising sales prices were primarily responsible for the increase in ending backlog. Our average sales price for home orders increased 7.3% to $252.3 during the first quarter of 2010 as compared to $235.2 in the same period of 2009. The increase is primarily due to the mix of our sales with increased volumes from our markets with higher average prices such as California and Colorado. Our cancellation rate on sales orders as a percentage of gross sales decreased in 2010 to 18%, from 24% for the year ended December 31, 2009, and 26% in the first quarter of 2009, reflecting some stabilization of demand for homes and consumer confidence during the year. Although our cancellation rates decreased significantly during the first three months of 2010, our cancellations for the remainder of 2010 may be more volatile due to the continuing uncertainty in today’s markets.

Company Actions and Positioning

In response to the sustained downturn in our industry over the last several years, we are focused on the following initiatives:

•	Redesigning product offering to reduce costs and sales prices and tailor our product to meet today’s buyers’ affordability demands;

•	Changing sales and marketing efforts to generate additional traffic;

•	Renegotiating construction costs with our subcontractors where possible;

•	Exercising tight control over cash flows;

•	Managing our total lot supply to be aligned with our Meritage Forward strategy by contracting for new bargain-price finished lots;

•	Monitoring our customer satisfaction scores and working toward improving them based on the results of the surveys;

•	Launching our company-wide operating strategy, Meritage Forward, and the roll-out of associated initiatives such as the Simply Smart Series™, 99-day closing guarantee and Meritage Green; and

•	Continuing to consolidate overhead functions at all of our divisions and corporate offices to reduce general and administrative cost burden.

Critical Accounting Policies

The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2010 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2009 Annual Report on Form 10-K.

The table provided below shows operating and financial data regarding our homebuilding activities (dollars in thousands):

Home Closing Revenue

	Three Months Ended March 31,
	2010	2009
Total
Dollars	$200,582	$230,978
Homes closed	808	932
Average sales price	$248.2	$247.8
West Region
California
Dollars	$37,085	$33,424
Homes closed	105	92
Average sales price	$353.2	$363.3
Nevada
Dollars	$4,319	$8,868
Homes closed	22	38
Average sales price	$196.3	$233.4
West Region Totals
Dollars	$41,404	$42,292
Homes closed	127	130
Average sales price	$326.0	$325.3
Central Region
Arizona
Dollars	$33,952	$41,660
Homes closed	168	198
Average sales price	$202.1	$210.4
Texas
Dollars	$101,359	$123,365
Homes closed	428	516
Average sales price	$236.8	$239.1
Colorado
Dollars	$8,621	$11,874
Homes closed	30	39
Average sales price	$287.4	$304.5
Central Region Totals
Dollars	$143,932	$176,899
Homes closed	626	753
Average sales price	$229.9	$234.9
East Region
Florida
Dollars	$15,246	$11,787
Homes closed	55	49
Average sales price	$277.2	$240.6

Home Orders (1)

	Three Months Ended March 31,
	2010	2009
Total
Dollars	$268,468	$232,123
Homes ordered	1,064	987
Average sales price	$252.3	$235.2
West Region
California
Dollars	$41,129	$21,853
Homes ordered	115	54
Average sales price	$357.6	$404.7
Nevada
Dollars	$4,745	$5,388
Homes ordered	25	26
Average sales price	$189.8	$207.2
West Region Totals
Dollars	$45,874	$27,241
Homes ordered	140	80
Average sales price	$327.7	$340.5
Central Region
Arizona
Dollars	$48,008	$32,295
Homes ordered	233	168
Average sales price	$206.0	$192.2
Texas
Dollars	$139,908	$148,899
Homes ordered	573	648
Average sales price	$244.2	$229.8
Colorado
Dollars	$12,543	$8,483
Homes ordered	41	26
Average sales price	$305.9	$326.3
Central Region Totals
Dollars	$200,459	$189,677
Homes ordered	847	842
Average sales price	$236.7	$225.3
East Region
Florida
Dollars	$22,135	$15,205
Homes ordered	77	65
Average sales price	$287.5	$233.9

(1)	Home orders for any period represent the aggregate sales price of all homes, ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2010		2009
	Beginning	Ending	Beginning	Ending
Active Communities
Total	153	149	178	170

West Region
California	7	9	12	9
Nevada	6	5	12	12

West Region Total	13	14	24	21

Central Region
Arizona	26	32	31	28
Texas	98	83	109	107
Colorado	6	7	3	3

Central Region Total	130	122	143	138

East Region (Florida)	10	13	11	11

	Three Months Ended March 31,
	2010	2009
Cancellation Rates (1)
Total	18%	26%

West Region
California	9%	23%
Nevada	17%	26%
West Region Total	11%	24%

Central Region
Arizona	11%	17%
Texas	22%	29%
Colorado	7%	28%
Central Region Total	19%	27%

East Region (Florida)	17%	18%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog(1)

	At March 31,
	2010	2009
Total
Dollars	$355,419	$339,176
Homes in backlog	1,351	1,336
Average sales price	$263.1	$253.9
West Region
California
Dollars	$38,366	$22,339
Homes in backlog	99	49
Average sales price	$387.5	$455.9
Nevada
Dollars	$3,097	$2,973
Homes in backlog	17	13
Average sales price	$182.2	$228.7
West Region Totals
Dollars	$41,463	$25,312
Homes in backlog	116	62
Average sales price	$357.4	$408.3
Central Region
Arizona
Dollars	$46,165	$32,846
Homes in backlog	212	160
Average sales price	$217.8	$205.3
Texas
Dollars	$220,112	$255,689
Homes in backlog	860	1,019
Average sales price	$255.9	$250.9
Colorado
Dollars	$15,378	$9,874
Homes in backlog	50	31
Average sales price	$307.6	$318.5
Central Region Totals
Dollars	$281,655	$298,409
Homes in backlog	1,122	1,210
Average sales price	$251.0	$246.6
East Region
Florida
Dollars	$32,301	$15,455
Homes in backlog	113	64
Average sales price	$285.8	$241.5

(1)	Our backlog represents net sales that have not closed.

Home Closing Gross Profit/(Loss)

Companywide. Home closings revenue for the quarter ended March 31, 2010 decreased $30.4 million or 13.2% when compared to the same period in the prior year, primarily due to the 124 reduction in units. Sales volume of 1,064 units in 2010 increased 7.8% as compared to 987 in 2009. This increase in sales units, in spite of a 13.2% decrease in average communities in the first quarter of 2010 versus 2009, led to an increase in average sales per community of 7.0 in the first three months of 2010, as compared to 5.7 during the same quarter last year. Our current quarter sales also increased 71.3% sequentially over the quarter ended December 31, 2009 reflecting improved demand, the higher sales generated in the historically stronger spring selling season, the positive impact of our 18% cancellation rate and the success that we have achieved at our new communities, which comprised 26.5% of our total sales volume during the current quarter. The increased sales translated to a backlog of 1,351 homes as of March 31, 2010 as compared to 1,336 homes at March 31, 2009.

West. In the first quarter of 2010, home closings in our West Region decreased just three units to 127 with a value of $41.4 million, a $888,000 decrease in home closing revenue as compared to the first quarter of 2009, primarily driven by the under-performance of our Nevada market with an offsetting pick-up in our California communities. California increased its home closings by 14.1% and its home closing revenue by $3.7 million over the prior year. The Region’s 60-unit, or 75.0% increase in sales in the first quarter of 2010 as compared to the same period in 2009 contributed to our ending backlog of $41.5 million, a $16.2 million, or 63.8% increase over the prior year. We believe the Region’s increases reflect the California market’s response to the leveling of home prices and the roll-out of new subdivisions that provide quality homes at affordable prices and that are designed to compete with resales and foreclosures. As California was one of the first markets impacted by the downturn in 2006, we believe it will also be one of the first to pull out of the current constrained market conditions.

Central. The Central Region’s current quarter closings of 626 deliveries generating $143.9 million of revenues are 16.9% and 18.6% lower than those reported in the first quarter of 2009, the largest declines in our Regions. Although Texas remained our strongest market during the first quarter of 2010 with 428 homes closed, it has experienced slowing as indicated by the 17.8% decrease in its closing revenue from the same period in 2009, comprising two-thirds of the Region’s total revenue decline. Although its closing volume was down 15.2% over 2009, Arizona had a 38.7% increase in sales units in the first three months of 2010, driven by the addition of several strong-selling new communities, and a 7.2% increase in average selling price. In the Region, the 10.3% reduction in the average number of active communities led to a corresponding 7.3% decline in the number of units in ending backlog as of March 31, 2010, with average sales prices of homes in backlog of $251.0 in 2010, as compared to $246.6 in the first quarter of 2009. We expect that increased closings volume from our new communities in this Region will positively affect sales, closings and average sales prices over the next several quarters.

East. We generated 55 deliveries in our East Region with $15.2 million of corresponding home revenue in the first quarter of 2010. The 29.3% increase in closing volume is an indicator of the success that our new Florida communities are experiencing. The Region experienced a 12-unit increase in orders for the quarter ended March 31, 2010 with 77 units as compared to 65 in the same period in the prior year and a $53,600 increase in average sales price due to the mix of homes from our new communities. The impact of these successful sales efforts is also observable in our closing backlog of 113 units with a value of $32.3 million at March 31, 2010, a 49-unit and $16.8 million increase from the same period in the prior year.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2010		2009
	Dollars	Percent (1)	Dollars	Percent (1)
Home Closing Gross Profit/(Loss)
Total	$37,998	18.9%	$17,350	7.5%
Add back Impairments	542		10,431

Adjusted Gross Margin	$38,540	19.2%	$27,781	12.0%

West	$7,629	18.4%	$(1,728)	(4.1)%
Add back Impairments	82		5,676

Adjusted Gross Margin	$7,711	18.6%	$3,948	9.3%

Central	$26,987	18.7%	$18,756	10.6%
Add back Impairments	460		3,600

Adjusted Gross Margin	$27,447	19.1%	$22,356	12.6%

East	$3,382	22.2%	$322	2.7%
Add back Impairments	0		1,155

Adjusted Gross Margin	$3,382	22.2%	$1,477	12.5%

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

Home closing gross margin improved to 18.9% for the quarter ended March 31, 2010 as compared to 7.5% for the quarter ended March 31, 2009. This increase is partially due to lower levels of impairments recorded in 2010, with $542,000 recorded in the first quarter of the year versus $10.5 million in the first quarter of 2009. Excluding these impairments, gross margins were 19.2% and 12.0% for the quarters ended March 31, 2010 and 2009, respectively. Our ability to improve pre-impairment gross margins as compared to 2009 is due at large extent to the cost benefits achieved through our re-designed product and negotiated price reductions of materials and labor and from the benefit of a lower land basis from our newly acquired communities and smaller incentives as market conditions improve. We have also reduced our construction cycle times, which resulted in further cost savings and helped avoid additional margin compression. We provide gross margins excluding impairments — a non-GAAP term — because we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.

West. Our West Region improved its home closing gross profit to a positive margin of 18.4% for the three months ended March 31, 2010 from a negative margin of (4.1)% in the same period of 2009. These margins included impairments of $82,000 in the three months ended March 31, 2010 versus $5.7 million in the same periods of the prior year. Excluding these impairments, the gross margins for the first quarter of 2010 and 2009 were 18.6% and 9.3%, respectively. The increase in pre-impairment gross margins is due to the lower land basis from our recently acquired lots, as well as the benefits realized from the cost reductions and lower incentives noted above.

Central. The Central Region’s 18.7% home closing gross profit for the three months ended March 31, 2010 increased from 10.6% in the same period of 2009. The improvement in gross margin in the current quarter is partly attributable to reduced impairments recorded in the current quarter. The Central Region’s home closing gross margins include $460,000 of real estate-related impairments for the three months ended March 31, 2010, compared to $3.6 million for the three months ended March 31, 2009. Excluding these impairments, gross margins would have been 19.1% and 12.6% for the three months ended March 31, 2010 and March 31, 2009, respectively. The pre-impairment gross margin increase is due primarily to the lower land basis from our recently acquired lots, as well as the benefits realized from the cost reductions and lower incentives noted above.

East. This Region improved its home closing gross margin to 22.2% for the three months ended March 31, 2010 as compared to a gross profit 2.7% for the same period in the prior year. The improvement in the home closing gross margin is partly due to zero real-estate related impairment charges during the three months ended March 31, 2010 as compared to $1.2 million for the same period in 2009, as well as the lower land basis from our recently acquired lots and the benefits realized from the cost reductions and lower incentives noted above.

	Three Months Ended March 31,
	2010	2009
Commissions and Other Sales Costs
Dollars	$17,222	$19,145
Percent of home closing revenue	8.6%	8.3%

General and Administrative Expenses
Dollars	$14,693	$13,869
Percent of total revenue	7.3%	6.0%

Interest Expense
Dollars	$8,295	$8,330

Other Income, Net
Dollars	$3,932	$1,551

Gain on Extinguishment of Debt
Dollars	$0	$2,805

Provision for Income Taxes
Dollars	$(121)	$(86)
Effective tax rate	(4.4)%	(0.5)%

Commissions and Other Sales Costs

Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. As a percentage of home closing revenue, these costs increased to 8.6% for the three months ended March 31, 2010 from 8.3% for the three months ended March 31, 2009, although we decreased our spend on commissions and other selling costs by $1.9 million in the first quarter of 2010 versus 2009. The dollar decrease reflects our concentrated efforts to regionalize and nationalize marketing campaigns to gain efficiencies and reduce cost, as well as reductions to our model complexes. The percentage increase primarily relates to the decrease in revenue exceeding the decrease in cost.

General and Administrative Expenses

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased $824,000 to $14.7 million for the three months ended March 31, 2010 versus the same period in 2009, primarily due to performance-based bonus payments for management positions accrued based on anticipated 2010 results. As the homebuilding markets begin to recover, we want to ensure we are retaining our key talent by offering competitive compensation packages. General and administrative expenses were 7.3% of total revenue for the three months ended March 31, 2010 as compared to 6.0% in the same period of 2009. Although we continue to execute on our cost-cutting and streamlining strategy, the revenue declines of $29.3 million resulted in an increase in our general and administrative expenses as a percentage of revenue.

Interest Expense

Interest expense is comprised of interest incurred, but not capitalized, on our senior and Senior Subordinated Notes. For the three months ended March 31, 2010 and 2009, our non-capitalizable interest expense was $8.3 million. Due to our concentrated efforts to reduce inventory and sell under-performing assets over the past several years and acquire primarily smaller lot parcels that turn quickly, the balance of our inventory that is eligible for interest capitalization dropped below the corresponding volume of our debt, resulting in a charge of a large portion of interest expense directly to our statements of operations. We expect to incur interest charges in excess of our capitalizable amounts for the remainder of 2010.

Other Income, Net

Other income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income and (iii) forfeited deposits from potential homebuyers who cancelled their purchase contract with us. The entire $2.4 million increase in other income in the first quarter of 2010 as compared to the same period last year is related to the partial recognition of cash and certain assets awarded to us in connection with our Settlement Agreement with Greg Hancock as previously reported in Item 3 Legal Proceedings of our December 31, 2009 Annual Report on Form 10-K. In March 2010, a Bankruptcy Court approved the Settlement Agreement triggering the recognition of the associated income.

Gain on Extinguishment of Debt

During the three months ended March 31, 2009, we retired $6.6 million of our 7.731% Senior Subordinated Notes maturing in 2017 by issuing approximately 250,000 shares of our common stock in a privately negotiated transaction. The transaction was completed at a 45% discount from the face value of the notes, resulting in a $2.8 million gain on early extinguishment of debt which is reflected in our statement of operations for the quarter ended March 31, 2009. There were no such extinguishments in 2010.

Income Taxes

Our overall effective tax rate was 4.4% for the three months ended March 31, 2010, compared to 0.5% for the three months ended March 31, 2009. The change in our tax rate is primarily attributable to the Texas tax on our gross margin, which does not allow loss carryovers from prior years and limits the amount of other deductions that can be deducted from our gross margin.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2010 were operating expenses, home construction, the payment of routine liabilities and the acquisition of new lot positions. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring lots in most of our markets to replenish our declining lot supply, replace older communities that are near close-out and increase our market share in locations we deem key to our success. Accordingly, on a go-forward basis, we expect that cash outlays for land purchases may exceed our cash generated by operations as demand for new homes stabilizes and improves and we begin to expand our business. During the first quarter of 2010, we purchased about 2,000 lots for $59.3 million, started about 1,200 homes and closed 808 homes.

We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory acquisition development. We generated $43.9 million of positive operating cash flows during the first three months of 2010 due mainly to the collection of $90.5 million of income tax refunds partially offset by our net inventory increase of $49.9 million, primarily due to the land acquisitions noted above. We ended the quarter with $434.6 million of cash and cash equivalents, restricted cash, and investments and securities. Upon completion of the refinancing transactions discussed in Note 13 to the condensed consolidated financial statements in this Form 10-Q, we will have no bond maturities until 2015, and we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire well positioned lots that represent opportunities to generate more normal margins and grow our presold home inventory to support sales volume increases.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At March 31, 2010	At December 31, 2009
Notes payable and other borrowings	$605,051	$605,009
Stockholders’ equity	490,677	485,425

Total capital	$1,095,728	$1,090,434
Debt-to-capital (1)	55.2%	55.5%

Notes payable and other borrowings	$605,051	$605,009
Less: cash and cash equivalents, restricted cash and investments and securities	(434,647)	(391,378)

Net debt	170,404	213,631
Stockholders’ equity	490,677	485,425

Total capital	$661,081	$699,056
Net debt-to-capital (2)	25.8%	30.6%

(1)	Debt-to-capital is computed as notes payable and other borrowing divided by the aggregate of total notes payable and stockholders’ equity.
(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity.

Covenant Compliance

We were in compliance with all covenants as of the quarter ended March 31, 2010. The following tables reflect our debt covenant calculations (based on our most restrictive covenants) as of March 31, 2010:

Financial Covenant:	Covenant Requirement ($ in thousands):	Actual
Fixed Charge Coverage (1)	> 2.00	1.05
Leverage Ratio (1)	< 3.00	1.30
Minimum Net Worth	> $60,000	$438,148

(1)	Failure to maintain both the Fixed Charge Ratio and the Leverage Ratio does not result in a default under our Senior and Senior Subordinated Notes. Rather it only results in a prohibition from incurring additional indebtedness. As of March 31, 2010, we were in compliance with our Leverage Ratio and therefore, the prohibition against incurring additional debt is not applicable. See Part II, Item 7 on our 2009 Annual Report on Form 10-K for additional discussion regarding the covenants.

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

Recently Issued Accounting Pronouncements.

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of recently-issued accounting standards. There are no accounting pronouncements that have been issued but not yet adopted by us that we believe will have a material impact on our financial statements.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report include statements concerning: our belief that we have strong liquidity; trends concerning sales prices, construction costs, sales orders, cancellations, gross margins, and future home inventories and our strategies and plans relating thereto, including our plans and strategies to rebuild our reduced lot positions, our belief that the state of the economy and job market may be improving and that unemployment rates may have peaked, that homebuyers remain cautious about making a home purchase decision, that the housing market may have reached a bottom, that we expect continued volatility throughout 2010, that California will be one of the first markets to recover from the housing downturn, and that our Central Region will experience increased closings over the next several quarters; the outcome of pending tax audits; the expected loss we will incur relating to our refinancing transactions in April 2010; management estimates regarding future impairments and exposures to our joint ventures, including our exposure to joint ventures that are in default of their debt agreements and actions that we may pursue or that may result from defaults of indebtedness of certain joint ventures, whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in 2010; our land and lot acquisition strategy; demographic and other trends related to the homebuilding industry in general; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our business strategy; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; the expected vesting periods of unrecognized compensation expense; trends and expectations relating to our community count; our future compliance with debt covenants; our exposure to construction defects relating to homes that we constructed with Chinese drywall, including the sufficiency of our existing reserve and the potential need for additional warranty reserves relating to such claims; our estimates concerning the fair values of the assets and liabilities of our joint venture investments; the benefits of our of equity-based compensation program; our strategies, plans and anticipated benefits, including cost reductions and increased sales, from redesigning our home lines with lower price points; that buyers will return as home prices stabilize; that during 2010 we will incur interest charges in amounts greater than can be capitalized; our strategies and intentions to increase our level of unsold inventory; and seasonality.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented from time to time under the heading “Risk Factors.”

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

Our fixed rate debt is made up primarily of our $350.0 million in principal of our 6.25% Senior Notes due 2015, $125.9 million in principal of our 7.731% Senior Subordinated Notes due 2017 and $130.0 million in principal of our 7.0% Senior Notes due 2014. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt.

Our operations are interest rate sensitive. As overall demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income and would also increase our variable rate borrowing costs. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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

We are involved in various routine legal and regulatory proceedings, including claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At March 31, 2010, we had approximately $8.1 million in accrued legal expenses and settlement costs relating to claims for which we believe it is probable that we will be required to incur costs and where the potential expenditure can be reasonably estimated. Additionally, $32.2 million of warranty costs are reserved for warranty claims and litigation where our ultimate exposure is considered probable and where the potential expenditure can be reasonably estimated. Historically, most warranty claims and disputes are resolved prior to litigation. We believe there are not any pending matters that could have a material adverse impact upon our consolidated financial condition, our results of operations, our cash flows or our consolidated financial condition.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own equity securities during the three months ended March 31, 2010.

On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of March 31, 2010, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.

We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Certain of our debt instruments contain restrictions on the payment of cash dividends and stock repurchases. Reference is made to Note 6 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This note discusses limitations on our ability to pay dividends.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

4.1	Indenture for 7.15% Senior Notes due 2020	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 14, 2010

4.2	Registration Rights Agreement relating to 7.15% Senior Notes due 2020	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on April 14, 2010

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of May 2010.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Indenture for 7.15% Senior Notes due 2010

4.2	Registration Rights Agreement relating to 7.15% Senior Notes due 2020

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer