Form 10-Q
period 2010-06-30
Meritage Homes CORP
filed 2010-08-04
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of August 2, 2010: 32,082,320

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009

Assets:
Cash and cash equivalents	$156,669	$249,331
Investments and securities	270,666	125,699
Restricted cash	14,766	16,348
Income tax receivable	1,691	92,509
Other receivables	35,591	22,934
Real estate	714,248	675,037
Real estate not owned	6,839	10,527
Deposits on real estate under option or contract	12,152	8,636
Investments in unconsolidated entities	11,768	11,882
Property and equipment, net	15,440	15,251
Intangibles, net	3,101	3,590
Prepaid expenses and other assets	12,655	10,923

Total assets	$1,255,586	$1,242,667

Liabilities:
Accounts payable	$35,177	$30,296
Accrued liabilities	103,720	103,236
Home sale deposits	8,729	9,501
Liabilities related to real estate not owned	6,238	9,200
Senior and senior subordinated notes	605,466	605,009

Total liabilities	759,330	757,242

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2010 and December 31, 2009	0	0
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 39,973,570 and 39,710,958 shares at June 30, 2010 and December 31, 2009, respectively	400	397
Additional paid-in capital	465,405	461,403
Retained earnings	219,224	212,398
Treasury stock at cost, 7,891,250 shares at June 30, 2010 and December 31, 2009	(188,773)	(188,773)

Total stockholders’ equity	496,256	485,425

Total liabilities and stockholders’ equity	$1,255,586	$1,242,667

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Home closing revenue	$291,405	$220,414	$491,987	$451,392
Land closing revenue	0	1,125	1,222	1,285

Total closing revenue	291,405	221,539	493,209	452,677

Cost of home closings	(238,205)	(193,340)	(400,247)	(396,537)
Cost of land closings	0	(1,044)	(964)	(1,195)
Real estate impairments	(304)	(66,158)	(846)	(76,589)
Land impairments	0	(222)	0	(259)

Total cost of closings and impairments	(238,509)	(260,764)	(402,057)	(474,580)

Home closing gross profit/(loss)	52,896	(39,084)	90,894	(21,734)
Land closing gross (loss)/profit	0	(141)	258	(169)

Total closing gross profit/(loss)	52,896	(39,225)	91,152	(21,903)

Commissions and other sales costs	(21,606)	(18,098)	(38,828)	(37,243)
General and administrative expenses	(16,729)	(13,775)	(31,422)	(27,644)
Earnings from unconsolidated entities, net	1,786	852	2,589	2,249
Interest expense	(8,553)	(11,332)	(16,848)	(19,662)
Other income, net	51	3,099	3,983	4,650
(Loss)/gain on extinguishment of debt	(3,454)	6,585	(3,454)	9,390

Income/(loss) before income taxes	4,391	(71,894)	7,172	(90,163)
Provision for income taxes	(225)	(1,708)	(346)	(1,794)

Net income/(loss)	$4,166	$(73,602)	$6,826	$(91,957)

Income/(loss) per common share:
Basic	$0.13	$(2.37)	$0.21	$(2.97)
Diluted	0.13	(2.37)	0.21	(2.97)

Weighted average number of shares:
Basic	32,077	31,055	32,009	30,933
Diluted	32,287	31,055	32,258	30,933
See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income/(loss)	$6,826	$(91,957)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	4,028	4,544
Real-estate-related impairments	846	76,848
Stock-based compensation	2,496	2,293
Loss/(gain) on early extinguishment of debt, net of transaction costs	3,454	(9,390)
Equity in earnings from unconsolidated entities (includes $0 and $0.2 million of joint venture impairments in 2010 and 2009, respectively)	(2,589)	(2,249)
Distributions of earnings from unconsolidated entities	3,356	3,905
Other operating expenses	(888)	0
Changes in assets and liabilities:
(Increase)/decrease in real estate	(39,794)	104,197
(Increase)/decrease in deposits on real estate under option or contract	(2,826)	5,876
Decrease in receivables and prepaid expenses and other assets	78,888	115,723
Increase/(decrease) in accounts payable and accrued liabilities	5,820	(33,611)
Decrease/(increase) in home sale deposits	(772)	2,075

Net cash provided by operating activities	58,845	178,254

Cash flows from investing activities:
Investments in unconsolidated entities	(433)	(1,151)
Distributions of capital from unconsolidated entities	16	1,109
Purchases of property and equipment	(3,886)	(1,572)
Proceeds from sales of property and equipment	50	114
Purchase of investment securities	(195,195)	0
Proceeds from sales and maturities of investment securities	50,228	0
Decrease in restricted cash	1,582	0

Net cash used in investing activities	(147,638)	(1,500)

Cash flows from financing activities:
Repayments of senior notes	(197,543)	0
Proceeds from issuance of senior notes	195,134	0
Debt issuance costs	(2,969)	0
Proceeds from stock option exercises	1,509	2,633

Net cash (used in)/provided by financing activities	(3,869)	2,633

Net (decrease)/increase in cash and cash equivalents	(92,662)	179,387
Cash and cash equivalents at beginning of period	249,331	205,923

Cash and cash equivalents at end of period	$156,669	$385,310

See supplemental disclosures of cash flow information at Note 11.
See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona and Texas, where we also operate under the name of Monterey Homes. At June 30, 2010, we were actively selling homes in 148 communities, with base prices ranging from approximately $102,900 to $971,990.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements that were established to replace those previously available under our Credit Facility. See Note 5 for additional discussion of the termination of our Credit Facility during 2009.
Investments and Securities. Our investments and securities are comprised of both treasury securities and deposits with banks that are FDIC-insured and secured by treasury-backed investments. All of our investments are classified as held-to maturity and are recorded at amortized cost as we have both the ability and intent to hold them until their respective maturities. The contractual lives of these investments are typically less than 18 months. The amortized cost of the investments approximates fair value.
Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.
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

All of our land inventory and related real estate assets are reviewed for recoverability quarterly, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded if the fair value of an asset is less than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is completed on a quarterly basis at a community level with each community or land parcel evaluated individually. For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.
Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for build-out projects or a market-based approach for projects to be sold. Impairments are charged to cost of home closings in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute our fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:
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
Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are recorded as a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. As our liability associated with these non-refundable deposits is limited to the deposit amount, we do not consider the options a contractual obligation. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above. Our deposits were $12.2 million and $8.6 million as of June 30, 2010 and December 31, 2009 respectively.
Off-Balance-Sheet Arrangements — Joint Ventures. Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant avenue for us to access desired lots. We currently have two active ventures. We also participate in six mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers. See Note 4 for additional information.

Off-Balance-Sheet Arrangements — Other. We often acquire lots from various development entities pursuant to option and purchase agreements. The purchase price typically approximates the market price at the date the contract is executed, although in light of recent economic conditions over the last couple of years, we have been successful in renegotiating more preferential terms on some lots we have under contract. See Note 3 for further discussion.
We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to option deposits and the development of our projects. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer. We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon. The table below outlines our letter of credit and surety bond obligations (in thousands):

	June 30, 2010		December 31, 2009
		Work		Work
		remaining to		remaining to
	Outstanding	complete	Outstanding	complete
Sureties:
Sureties related to joint venture transactions	$1,594	$32	$1,672	$32
Sureties related to owned projects and lots under contract	70,332	21,556	93,744	31,145

Total sureties	$71,926	$21,588	$95,416	$31,177

Letters of Credit:
LOC in lieu of deposit for contracted lots	3,265	N/A	4,414	N/A
LOC for land development	2,824	N/A	3,977	N/A
LOC for general corporate operations	6,838	N/A	6,607	N/A

Total letters of credit	$12,927	N/A	$14,998	N/A

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At	At
	June 30, 2010	December 31, 2009
Accruals related to real estate development and construction activities	$18,644	$19,832
Payroll and other benefits	12,653	9,714
Accrued taxes	4,661	4,592
Warranty reserves	31,197	33,541
Other accruals	36,565	35,557

Total	$103,720	$103,236

Warranty Reserves. We have certain obligations related to post-construction warranties and defects for closed homes. With the assistance of an actuary, we have estimated these reserves based on the number of home closings and historical data and trends for our communities. We also use industry averages with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$32,154	$27,490	$33,541	$28,891
Additions to reserve from new home deliveries	2,215	1,760	3,692	3,628
Warranty claims	(3,172)	(410)	(5,959)	(2,068)
Adjustments to pre-existing reserves	0	(244)	(77)	(1,855)

Balance, end of period	$31,197	$28,596	$31,197	$28,596

Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets, and additions and adjustments to the reserves are included in cost of home closings within the accompanying condensed consolidated statements of operations.
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
The $31.2 million of warranty reserves includes $2.5 million of remaining net reserves for Chinese drywall. In 2009 we initially reserved $6.0 million for the repair of approximately 80 homes we constructed in 2005 and 2006 that contained or were suspected to contain defective drywall manufactured in China. We believe that all of the homes we constructed that contain or were suspected to contain defective Chinese drywall are located in Florida and that defective Chinese drywall was not used in homes constructed by us in markets outside of Florida. Of the approximately 80 affected homes, as of June 30, 2010 we have entered into repair and release agreements for approximately 75% of those homes. We have completed the repair of more than half of those homes and are in the process of repairing those homes. To date, we have been named as a defendant in U.S. District Court lawsuits with 15 of the affected homeowners as plaintiffs; however, we either have received or are in the process of collecting releases from this litigation from a significant portion of the homeowners. Additionally, we are also a defendant in a single Florida State Court lawsuit with three of those same homeowners as plaintiffs who are pursuing litigation related to Chinese drywall. It is possible we may in the future become subject to additional litigation regarding defective drywall.
The Company intends to seek recovery of costs associated with Chinese drywall from the manufacturers and the suppliers of the defective drywall as well as from the subcontractors who installed the drywall and from these parties’ available insurance carriers and our general liability insurance carrier.
Although we believe our current warranty reserves are sufficient to cover our warranty claims, including those related to Chinese drywall, we are currently unable to definitively estimate our total possible loss or exposure relating to Chinese drywall because, among other reasons: it is possible that other homes we constructed may, in the future, be determined to contain defective Chinese drywall; it is unknown whether there are any significant health affects created by exposure to the defective drywall, although we are not aware of any credible evidence indicating such significant health affects result from such exposure; and, at this time, we are unable to determine the outcome of the pending litigation related to defective Chinese drywall and the extent of the recovery we may receive from our insurance carriers, subcontractors, suppliers and manufacturers of the defective drywall and their insurers. Depending upon the resolution of the issues noted above we may, in the future, need to establish additional warranty reserves relating to defective Chinese drywall; however, we do not currently expect that any such additional charge would have a material adverse effect on our operations as we believe our exposure is limited due to the relatively limited number of homes we built in Ft. Myers, Florida, and the percentage of those homes that appear to be impacted, our existing warranty reserves and available recourse against other parties.
Recently Issued Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) amended ASC Subtopic 820-10, Fair Value Measurements and Disclosures — Overall. The amendment requires additional disclosures and provides clarification regarding existing disclosures for recurring and nonrecurring fair value measurements. The amendment became effective on January 1, 2010 for us and did not have any material impact to our existing disclosures.
In May 2009, the FASB amended ASC Subtopic 810-10, Consolidation (ASC 810-10). The amendment revised prior guidance and accounting and reporting requirements for entities’ involvement with variable interest entities. The new provisions of ASC 810-10 became effective on January 1, 2010 for us. Refer to Note 3 for additional discussion of the impact of the amendment.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At	At
	June 30, 2010	December 31, 2009

Homes under contract under construction (1)	$136,149	$114,769
Finished home sites and home sites under development	392,336	407,592
Unsold homes, completed and under construction	92,533	73,442
Model homes	39,344	37,601
Land held for development or sale	53,886	41,633

	$714,248	$675,037

(1)	Also includes the allocated land and land development costs associated with each lot for these homes.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. If an asset is deemed not recoverable, ASC 360-10 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Terminated option/purchase contracts and related pre-acquisition costs:
West	$0	$5,855	$0	$5,922
Central	50	55,403	50	55,989
East	0	0	0	544

Total	$50	$61,258	$50	$62,455

Real estate inventory impairments (1):
West	$11	$2,888	$93	$8,497
Central	243	1,340	703	4,354
East	0	672	0	1,283

Total	$254	$4,900	$796	$14,134

Impairments of joint venture investments:
West	$0	$219	$0	$219
Central	0	0	0	0
East	0	0	0	0

Total	$0	$219	$0	$219

Impairments of land held for sale:
West	$0	$323	$0	$323
Central	0	(101)	0	(64)
East	0	0	0	0

Total	$0	$222	$0	$259

Total impairments:
West	$11	$9,285	$93	$14,961
Central	293	56,642	753	60,279
East	0	672	0	1,827

Total	$304	$66,599	$846	$77,067

(1)	Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying lots in the community were not also impaired, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Individual home impairments (in thousands):
West	$11	$1,266	$93	$6,875
Central	243	1,072	703	4,083
East	0	672	0	1,283

Total	$254	$3,010	$796	$12,241

The tables below reflect the number of communities with real estate inventory impairments for the three- and six-month periods ended June 30, 2009, excluding home-specific impairments (as noted above) and the fair value of these communities as of June 30, 2009 (dollars in thousands). There were no such impairments for the three- and six-month periods ended June 30, 2010.

	Three Months Ended June 30, 2009
			Fair Value of Communities
	Number of Communities	Impairment	Impaired
	Impaired	Charges	(Carrying Value less Impairments)

West	3	$1,622	$6,038
Central	1	268	1,072
East	0	0	0

Total	4	$1,890	$7,110

	Six Months Ended June 30, 2009
			Fair Value of Communities
	Number of Communities	Impairment	Impaired
	Impaired	Charges	(Carrying Value less Impairments)

West	3	$1,622	$6,038
Central	2	271	1,401
East	0	0	0

Total	5	$1,893	$7,439

Subject to sufficient qualifying assets, we capitalize our development period interest incurred in connection with the development and construction of real estate. Completed homes and land not actively under development do not qualify for interest capitalization. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Capitalized interest, beginning of period	$13,076	$26,629	$14,187	$29,779
Interest incurred	11,343	13,352	21,745	25,004
Interest expensed	(8,553)	(11,332)	(16,848)	(19,662)
Interest amortized to cost of home, land closings and impairments	(3,429)	(9,065)	(6,647)	(15,537)

Capitalized interest, end of period	$12,437	$19,584	$12,437	$19,584

At June 30, 2010, approximately $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our condensed consolidated balance sheets.
NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
In June 2009, FASB revised its guidance regarding the determination of a primary beneficiary of a variable interest entity (“VIE”). In December 2009, ASC 810, Consolidation, was amended to incorporate this guidance. The amendments to ASC 810 replace the prior quantitative computations for determining which entity, if any, is the primary beneficiary of the VIE with a methodology based on both (1) the ability of an entity to control the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE and/or the right to receive benefits from the VIE. The amendments also increased the required disclosures about a reporting entity’s involvement with VIEs. We adopted the amended provisions of ASC 810 on January 1, 2010. The adoption resulted in a deconsolidation of several VIEs that were previously reported as “Real estate not owned” in our consolidated balance sheets.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. Since adopting the new provisions of ASC 810, for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations. Prior to the adoption of the amended guidance of ASC 810, we determined if we were the primary beneficiary of a VIE solely by reviewing the expected losses and residual returns based on a probability of future cash flows.

In most cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner and any budget savings or shortfalls are borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.
The table below presents a summary of our lots under option or contract at June 30, 2010 (dollars in thousands):

			Option/Earnest
			Money Deposits
	Number of	Purchase			Letters of
	Lots	Price	Cash		Credit

Option contracts recorded on balance sheet as real estate not owned (1), (2)	176	$6,839	$601		$0
Option contracts not recorded on balance sheet — non-refundable, committed (1)	2,946	129,302	10,660		3,265
Purchase contracts not recorded on balance sheet — non-refundable, committed (1)	444	13,308	783		0

Total committed (on and off balance sheet)	3,566	149,449	12,044		3,265

Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (3)	899	19,029	709		0

Total uncommitted	899	19,029	709		0

Total lots under option or contracts	4,465	168,478	12,753		3,265

Total option contracts not recorded on balance sheet	4,289	$161,639	$12,152	(4)	$3,265

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	The purpose and nature of these consolidated lot option contracts (VIEs) is to provide us the option to purchase these lots in the future, in anticipation of building homes on these lots in the future. Specific performance contracts, if any, are included in this balance.

(3)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(4)	Amount is reflected in our condensed consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of June 30, 2010.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we have recently been experiencing, we may purchase lots at an absorption level that exceeds our sales and home starts pace needed to meet the pre-established minimum number of lots or we may try to restructure our original contract to include terms that more accurately reflect our revised sales pace expectations.
NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments. As of June 30, 2010, we had two active land ventures. Due to the current homebuilding environment, although we view our involvement with land joint ventures to be beneficial, we do not view such involvement as critical to the success of our homebuilding operations.

We also participate in six mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they originate and provide services to both our clients and other homebuyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of June 30, 2010 and December 31, 2009 were $1.6 million and $1.0 million, respectively.
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
In connection with our joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities. These guarantees can be classified into four categories: (i) Repayment Guarantees, (ii) “Bad Boy Guarantees”, (iii) Completion Guarantees and (iv) Surety Bonds, described in more detail below.
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures. If such a guarantee were ever to be called, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. At June 30, 2010 and December 31, 2009, our share of these limited pro rata repayment guarantees related to two joint ventures and was approximately $8.0 million and $8.2 million, respectively, of which $7.1 million is a “bad boy” guaranty (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger such a guaranty without our consent, we have classified this $7.1 million as a repayment guaranty.
“Bad Boy” Guarantees. In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees). These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property. To date, no such guarantees have been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and to us, and therefore are unlikely to occur; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it is possible that it could be considered in their economic best interest to do so. At June 30, 2010 and December 31, 2009, we had one such guaranty (exclusive of the guaranty classified as a repayment guaranty) totaling approximately $61.2 million and $60.9 million, respectively. These guarantees, as defined, unless invoked as described above, are not considered guarantees of indebtedness under our senior and senior subordinated indentures.
Completion Guarantees. If there is development work to be completed, we and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders. These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims. As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review. Per the guidance of ASC Subtopic 960-10, Guaranties (ASC 960-10), we believe these other guarantees are either not applicable or not material to our financial results.
Surety Bonds. We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called. See Note 1 for detail of our surety bonds.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. As of June 30, 2010 and December 31, 2009, we did not have any such reserves. See discussion below regarding outstanding litigation for certain of our joint ventures and corresponding reserves.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At	At
	June 30, 2010	December 31, 2009
Assets:
Cash	$4,005	$6,734
Real estate	488,303	512,931
Other assets	5,589	6,023

Total assets	$497,897	$525,688

Liabilities and equity:
Accounts payable and other liabilities	$10,021	$8,899
Notes and mortgages payable	327,913	350,966
Equity of:
Meritage (1)	35,409	40,516
Others	124,554	125,307

Total liabilities and equity	$497,897	$525,688

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$5,932	$4,442	$10,440	$7,983
Costs and expenses	(3,719)	(2,143)	(6,683)	(4,244)

Net earnings of unconsolidated entities	$2,213	$2,299	3,757	$3,739

Meritage’s share of pre-tax earnings (1) (2) (3)	$1,894	$676	$2,697	$2,097

(1)	Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our condensed consolidated balance sheets due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) differences in timing or amounts of joint-venture asset impairments by us and the joint venture, including the cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero.

(2)	The joint venture financial statements above represent the most recent information available to us. For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount or reached that conclusion in a different accounting period from us and, therefore, the financial statements of the ventures may not yet reflect any real estate impairment charges or reflect them in a different quarter or fiscal year. We believe, in some cases, that the fair values of the ventures’ assets may be less than the related debt. For the three and six months ended June 30, 2009, we recorded $0.2 million of such impairments. We had no joint venture impairments in 2010. As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials.

(3)	Our share of pre-tax earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities include $0.9 million at June 30, 2010 and December 31, 2009, related to the difference between the amounts at which our investments are carried and the amount of underlying equity in net assets. These amounts are amortized as the assets of the respective joint ventures are sold. We amortized approximately $0 and $71,000 of such assets in the first six months of 2010 and 2009, respectively.
Of the joint venture assets and liabilities in the table above, $442.5 million and $309.3 million, respectively, relates to one inactive joint venture in which we have a 20% interest. Of our “Bad Boy” debt guarantees, the entire $61.2 million relates to this venture. This venture owns one large asset that was purchased near the peak of the market and the venture is currently in default of its debt agreements. Although we and our joint venture partners have attempted to work with the lenders to renegotiate the debt, we have not reached any satisfactory alternatives. All of this debt is non-recourse to the partners and our associated joint venture investment has been fully impaired as of June 30, 2010. At this time we believe there is limited exposure to us from this investment.
The balance of the other venture assets and liabilities noted in the table above primarily represent our two active land ventures, six mortgage ventures and other various inactive ventures in which we have a total investment of $11.8 million. As of June 30, 2010, these ventures are in compliance with their respective debt agreements, and except for $0.9 million of our limited repayment guarantees, the debt is non-recourse to us. These ventures have no “Bad Boy” guarantees.
In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method. These joint ventures were formed to acquire large parcels of land in Nevada, to perform off-site development work and to sell lots to the joint venture members and other third parties. Our ownership percentage in these two ventures is 3.53% in one of the ventures and 4.09% in the other. The lenders of both ventures have filed lawsuits against the joint ventures and/or their members alleging liability under the completion guarantees executed severally by each of the members and their parent companies, including Meritage. We continue to dispute allegations contained in each of the lawsuits and intend to vigorously defend our position regarding liability under these completion guarantees and related claims. We have fully impaired our investment in these joint ventures as of June 30, 2010. One of these ventures has already been dis-possessed of its land holdings and is now considered inactive while the other venture that still has land holdings and corresponding debt has a $7.1 million “bad boy” guaranty allocable to Meritage that could be triggered upon events beyond our control and, accordingly, is disclosed as a limited repayment guaranty. In one of the ongoing lawsuits related to this venture, all members of the joint venture participated in arbitration regarding their respective performance obligations in response to one of the members’ claims. On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award damages to one member on other claims. We believe our potential share of the award, if any, will not be material to our financial position and that our existing legal reserves are sufficient to cover the expected claim. Although the final disposition of these suits remains uncertain, we do not, at this time, anticipate outcomes that will be materially adverse to us. See Note 11 for breakdown of our investments in consolidated entities by Region.
NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
In September 2009, we voluntarily terminated our Senior Unsecured Credit Facility (the “Credit Facility”). There were no penalties or costs associated with the termination, although we recorded a non-cash charge in the third quarter of 2009 of approximately $800,000 to write off previously capitalized origination fees that were scheduled to amortize through May 2011. We did not believe we would need the Credit Facility to finance our operations during the foreseeable future and that it was in our interest to terminate the facility to avoid non-use and other fees. Prior to and as of the date of termination, we were in compliance with all of the covenants, limitations and restrictions of the Credit Facility.
In connection with the Credit Facility termination, we entered into secured letter of credit arrangements with the three banks that have issued outstanding letters of credit under the Credit Facility. The aggregate capacity of these secured letters of credit is approximately $53 million. These outstanding letters of credit are secured by corresponding pledges of restricted cash accounts, with totals of $14.8 million and $16.3 million, are outstanding at June 30, 2010 and December 31, 2009, respectively, and are reflected as restricted cash on our consolidated balance sheets.

NOTE 6 — SENIOR AND SENIOR SUBORDINATED NOTES
Senior and senior subordinated notes consist of the following (in thousands):

	At	At
	June 30, 2010	December 31, 2009
7.0% senior notes due 2014. At June 30, 2010, and December 31, 2009, there was approximately $0 and $38,000 in unamortized premium, respectively	$0	$130,038
6.25% senior notes due 2015. At June 30, 2010 and December 31, 2009, there was approximately $665,000 and $904,000 in unamortized discount, respectively	284,335	349,096
7.731% senior subordinated notes due 2017	125,875	125,875
7.15% senior notes due 2020. At June 30, 2010 and December 31, 2009, there was approximately $4.7 million and $0 in unamortized discount, respectively	195,256	0

	$605,466	$605,009

The indentures for our 6.25% senior notes and 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make, and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended June 30, 2010, we believe we were in compliance with our covenants. The indenture for our 7.15% senior notes due 2020 contains covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indentures for the 6.25% senior note and 7.731% senior subordinated note.
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
During the six months ended June 30, 2009, we retired $24.1 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 783,000 shares of our common stock in a privately negotiated transaction. The transaction was completed at an average discount of 41% from the face value of the notes, resulting in a $6.6 million and $9.4 million gain on early extinguishment of debt which is reflected in our statement of operations for the three- and six-month periods ended June 30, 2009, respectively.
During the three months ended June 30, 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at a 97.567% discount to par value. Concurrent with the issuance of the 2020 notes, we repurchased all of our $130 million 7.0% senior notes maturing 2014 and $65 million of our 6.25% senior notes maturing 2015. In connection with these transactions, we recorded a $3.5 million net loss on early extinguishment of debt, which is reflected in our statement of operations for the three-month and six-month periods ended June 30, 2010.
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
A summary of our long–lived real-estate assets measured at fair value on June 30, 2010 is as follows (in thousands):

		Fair Value Measurements of Reporting Date Using
	As of June 30, 2010	Level 1	Level 2	Level 3
Description:
Long-lived assets held and used	$4,294	—	—	$4,294
Of the total $714.2 million of long–lived real-estate assets, some of which have previously been written down to fair value, long-lived assets held and used with an initial basis of $4.6 million were impaired and written down to their fair value of $4.3 million during the three months ended June 30, 2010, resulting in an impairment of $304,000, which is included in our consolidated statement of operations for the three months ended June 30, 2010.
Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers.
The estimated fair value of our 7.0% senior notes at June 30, 2010 and December 31, 2009 was $0 and $124.2 million, respectively. The aggregate principal amount of these notes at June 30, 2010 and December 31, 2009 was $0 and $130.0 million, respectively.
The estimated fair value of our 6.25% senior notes at June 30, 2010 and December 31, 2009 was $335.3 and $322.0 million, respectively. The aggregate principal amount of these notes at June 30, 2010 and December 31, 2009 was $285.0 and $350.0 million, respectively.
The estimated fair value of our 7.731% senior subordinated notes at June 30, 2010 and December 31, 2009 was $112.4 and $104.0 million, respectively. The aggregate principal amount of these notes at both June 30, 2010 and December 31, 2009 was $125.9 million.
The estimated fair value of our 7.15% senior notes at June 30, 2010 and December 31, 2009 was $180.8 and $0 million, respectively. The aggregate principal amount of these notes at June 30, 2010 and December 31, 2009 was $200.0 and $0 million, respectively.
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — INCOME/(LOSS) PER SHARE
Basic and diluted income/(loss) per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	32,077	31,055	32,009	30,933

Effect of dilutive securities:
Stock options and restricted stock (1)	210	0	249	0

Diluted weighted average shares outstanding	32,287	31,055	32,258	30,933

Net income/(loss)	$4,166	$(73,602)	$6,826	$(91,957)

Basic income/(loss) per share	$0.13	$(2.37)	$0.21	$(2.97)

Diluted income/(loss) per share (1)	$0.13	$(2.37)	$0.21	$(2.97)

Antidilutive stock options not included in the calculation of diluted income per share	782	1,848	715	1,848

(1)	For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by accounting principles generally accepted in the United States because all options and non-vested shares outstanding are considered anti-dilutive.
NOTE 9 — STOCK-BASED COMPENSATION
We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and amended from time to time (the “1997 Plan”), and the 2006 Stock Incentive Plan that was adopted in 2006 and amended from time to time (the “2006 Plan” and together with the 1997 Plan, the “Plans”). The Plans were approved by our stockholders and are administered by our Board of Directors. The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan. The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,750,000 shares of common stock, of which 807,174 shares remain available for grant at June 30, 2010. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, and generally have a five-year ratable vesting period and a seven-year contractual term. Restricted stock awards are usually granted with either a three-year or five-year ratable vesting period.
The fair value of option awards is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on a combination of implied volatilities from traded options on our stock and historical volatility of our stock. Expected term/life, which represents the period of time that options granted are expected to be outstanding, is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected term of the grant. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Black-Scholes assumptions used for stock options grants during the first half of 2009 are as follows. We only granted non-vested shares in 2010.

Six Months Ended
June 30, 2009
Expected volatility	86.48%
Expected dividends	0%
Expected term (in years)	3.7
Risk-free interest rate	1.6%
Weighted average grant date fair value of options granted	$8.22

As of June 30, 2010, we had $10.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining respective vesting periods — a weighted-average period of 2.65 years. For the three months ended both June 30, 2010 and 2009, our total stock-based compensation expense was $1.2 million. For the six months ended June 30, 2010 and 2009, our total stock-based compensation expense was $2.5 million and $2.3 million, respectively. We granted 313,500 non-vested shares during the first six months of 2010. We also granted an additional 67,500 non-vested shares that will only vest if certain performance criteria are met. The expense associated with these performance-based non-vested shares will only be recognized when it is determined to be probable that the target performance thresholds will be met and the shares will vest.
NOTE 10 — INCOME TAXES
Components of the income tax (provision)/benefit are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Federal	$(63)	$(1,740)	$(70)	$(1,778)
State	(162)	32	(276)	(16)

Total	$(225)	$(1,708)	$(346)	$(1,794)

Unrecognized tax benefits were $4.7 million at June 30, 2010 and relate to items from prior years. The entire balance is due to the limited reopening of expired statutes of limitation for years to which the 2009 loss was carried back pursuant to the Worker, Homeowner and Business Assistance Act of 2009 (the “Act”), which extended the permitted carryback period for net operating losses. Interest and penalties are accrued on unrecognized tax benefits and included in federal income tax expense. The total amount of interest and penalties on uncertain tax positions included in income tax expense for the three months ended June 30, 2010 was $0.1 million of interest on the positions reopened due to the 2009 loss carryback.
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at June 30, 2010 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets relating to our federal and state NOL carryovers.
At June 30, 2010 and December 31, 2009, we had a valuation allowance of $89.3 million ($62.4 million federal and $26.9 million state) and $92.6 million ($65.2 million federal and $27.4 million state), respectively, against deferred tax assets, which include the tax benefit from state NOL carryovers. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws, which currently would allow us to offset future federal taxable income generated through 2029. State deferred tax assets include $21.4 million of state net operating loss carryovers as of December 31, 2009 that begin to expire in 2012. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and state NOL carryovers.
At June 30, 2010, the income tax receivable of $1.7 million primarily consists of net tax amounts that we expect to receive or pay within one year. We collected $90.5 million of our December 31, 2009 receivable in the first quarter of 2010. The federal loss carryback period reverted back to two years for our 2010 fiscal year and there is no available taxable income in the two-year carryback period for us to utilize any tax loss coming out of 2010.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2005. Due to the recently enacted Act, the federal statutes of limitations reopened on a limited basis for years to which the 2009 loss was carried back. In 2008, the IRS commenced an audit of our consolidated U.S. tax return and refund claim for 2007. The audit is close to completion, pending the outcome of the IRS internal review process. Based on preliminary results, there are no audit adjustments to report that would materially affect our deferred tax assets or income tax receivable at June 30, 2010.

The tax benefits from our net operating losses, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experienced an “ownership change” as defined under IRC §382. Based on our analysis performed as of June 30, 2010, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricted certain transfers of our common stock. The amendment will help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Cash paid during the period for:
Interest, net of interest capitalized	$15,792	$16,707
Non-cash operating activities (decrease)/increase:
Real estate not owned	$(3,688)	$2,281
Non-cash investing activities:
Distributions from unconsolidated entities	$294	$261
Non-cash financing activities:
Equity issued for debt extinguishment	$0	$14,312
NOTE 12 — OPERATING AND REPORTING SEGMENTS
As defined in ASC Subtopic 280-10, Segment Disclosures, we have six operating segments (the six states in which we operate). These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics and geographical proximity. Our reporting segments are as follows:

West:	California and Nevada
Central:	Texas, Arizona and Colorado
East:	Florida

Management’s evaluation of segment performance is based on segment operating income/(loss), which we define as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in our 2009 Annual Report on Form 10-K. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The following is our segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue (1):
West	$38,515	$30,520	$79,919	$72,812
Central	228,870	179,580	374,024	356,639
East	24,020	11,439	39,266	23,226

Consolidated total	291,405	221,539	493,209	452,677

Operating income/(loss) (2):
West	217	(11,419)	3,158	(18,746)
Central	18,530	(53,607)	25,616	(55,127)
East	1,807	(1,037)	3,115	(2,343)

Segment operating income/(loss)	20,554	(66,063)	31,889	(76,216)
Corporate and unallocated (3)	(5,993)	(5,035)	(10,987)	(10,574)
Earnings from unconsolidated entities, net	1,786	852	2,589	2,249
Interest expense	(8,553)	(11,332)	(16,848)	(19,662)
Other income, net	51	3,099	3,983	4,650
(Loss)/gain on extinguishment of debt	(3,454)	6,585	(3,454)	9,390

Income/(loss) before income taxes	$4,391	$(71,894)	$7,172	$(90,163)

	At June 30, 2010
				Corporate and
	West	Central	East	Unallocated (4)	Total
Deposits on real estate under option or contract	$765	$11,141	$246	$0	$12,152
Real estate	155,107	515,772	43,369	0	714,248
Investments in unconsolidated entities	258	10,953	103	454	11,768
Other assets	18,988	55,374	9,228	433,828	517,418

Total assets	$175,118	$593,240	$52,946	$434,282	$1,255,586

	At December 31, 2009
				Corporate and
	West	Central	East	Unallocated (4)	Total
Deposits on real estate under option or contract	$25	$8,340	$271	$0	$8,636
Real estate	142,829	499,319	32,889	0	675,037
Investments in unconsolidated entities	260	11,339	64	219	11,882
Other assets	10,498	41,529	1,248	493,837	547,112

Total assets	$153,612	$560,527	$34,472	$494,056	$1,242,667

(1)	Revenue includes the following land closing revenue, by segment (in thousands): six months ended June 30, 2010 — $1,222 in Central Region; three months ended June 30, 2009 — $1,125 in Central Region; six months ended June 30, 2009 — $1,285 in Central Region.

(2)	See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.

(3)	Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the reporting segments.

(4)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
During the first half of 2010, the homebuilding industry’s results were both positively and negatively impacted by the expiration of the home-buyer tax credit as well as concerns about a double-dip recession driven by the recent news of the weak national and global economies. The tax credit purchase deadline of April 30, 2010 generated increased sales volume for the first four months of the year and translated into strong closings for the quarter ended June 30, 2010, which was the initial deadline to close on a tax-credit eligible home. Subsequent to April 30, 2010, the entire homebuilding industry experienced larger-than-anticipated declines in sales, which we believe were further exacerbated by a general hesitation in the national and global markets due to the oil spill in the Gulf of Mexico, the uncertainty of the European financial system and the declines in the stock market. In May and June, new home start permits decreased approximately 10% and 3% sequentially, reflecting these sales declines. Additionally, although unemployment rates improved marginally to 9.5% as of June 2010 from 10.0% at December 2009, as reported by the US Department of Labor, we believe that as long as these unemployment rates continue to trend high, they will be one of the key barriers to commitment to a home-buying decision for our potential customers and will continue to impact the sales pace of the industry.
Summary Company Results
As noted above, our results for the quarter ended June 30, 2010 reflect the robust sales pace for the first four months of the year, which resulted in increased closings for the three months ended June 30, 2010. We are hopeful that the homebuilding industry will cycle similarly to the auto industry after the expiration of the “Cash for Clunkers” tax credit. Both tax credits effectively accelerated demand, resulting in noticeable slowing in sales volumes in the months initially following the expiration. However, like the auto industry’s recent recovery, we hope the homebuilding industry, and Meritage in particular, will also experience an increase in sales absorptions in the latter part of 2010, although the next few months may continue to experience depressed sales levels. Therefore, although we have early indication that some of our selected markets may have reached a bottom, we do not know if the national homebuilding market has reached a bottom and we expect continued volatility throughout 2010 as the economy’s anticipated recovery may be uneven.
Total home closing revenue was $291.4 million and $492.0 million for the three and six months ended June 30, 2010, respectively, increasing 32.2% and 9.0% from the same periods last year. We generated net income of $4.2 million and $6.8 million for the three- and six-month periods ended June 30, 2010 as compared to loss of $(73.6) and $(92.0) million for the same periods in 2009. The quarter-over-quarter improvement in home closing revenue reflects a 35.6% increase in closing units primarily due to the increased sales relating to the home-buyer tax credit and increased absorptions from our new communities, while the net income improvements both quarter- and year-to-date are the result of fewer real-estate-related impairments recorded, with only $304,000 (pre-tax) in the second quarter of 2010 as compared to $66.6 million in the same period in 2009 and $846,000 versus $77.1 million year-to-date 2010 and 2009, respectively. Our 2010 results also include $3.5 million of losses from early extinguishment of debt, while the three- and six-month periods ending June 30, 2009 include $6.6 million and $9.4 million of gains from early extinguishment of debt, respectively.
At June 30, 2010, our backlog of $292.6 million reflects a decrease of 23.4% or $89.6 million when compared to the backlog at June 30, 2009 and a $62.8 million or a 17.7% decrease from our March 31, 2010 balance of $355.4 million. We believe the decline is mainly due to the expiration of the federal homebuyer tax credit program, which negatively impacted sales volume in May and June and accelerated closings in the second quarter of 2010 to meet the initial closing deadline. Our sales were further impacted by a decrease of average actively selling communities by 14.7% for the quarter ended June 30, 2010 compared to June 30, 2009. In the second quarter of 2010, our cancellation rate on sales orders improved to 20.4% of gross orders as compared to 23.0% in the same period a year ago slightly below our historical rate of mid 20’s.
Company Actions and Positioning
In response to the sustained downturn in our industry over the last several years, we are focused on the following initiatives to differentiate ourselves from other production builders and focus on profitability:
•	Redesigning product offering to reduce costs and sales prices and tailor our product to meet today’s buyers’ affordability demands;
•	Changing sales and marketing efforts to generate additional traffic;
•	Renegotiating construction costs with our subcontractors where possible;
•	Exercising tight control over cash flows;
•	Launching our company-wide operating strategy, Meritage Forward, and the roll-out of associated initiatives such as the Simply Smart Series™, 99-day closing guarantee and Meritage Green;

•	Managing our total lot supply to be aligned with our Meritage Forward strategy by contracting for reasonably-priced lots in select locations;
•	Monitoring our customer satisfaction scores and working toward improving them based on the results of the surveys; and
•	Continuing to consolidate overhead functions at all of our divisions and corporate offices to reduce general and administrative cost burden.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2010 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2009 Annual Report on Form 10-K.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):
Home Closing Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total
Dollars	$291,405	$220,414	$491,987	$451,392
Homes closed	1,207	890	2,015	1,822
Average sales price	$241.4	$247.7	$244.2	$247.7

West Region
California
Dollars	$33,610	$22,299	$70,695	$55,723
Homes closed	106	64	211	156
Average sales price	$317.1	$348.4	$335.0	$357.2
Nevada
Dollars	$4,905	$8,221	$9,224	$17,089
Homes closed	26	41	48	79
Average sales price	$188.7	$200.5	$192.2	$216.3
West Region Totals
Dollars	$38,515	$30,520	$79,919	$72,812
Homes closed	132	105	259	235
Average sales price	$291.8	$290.7	$308.6	$309.8

Central Region
Arizona
Dollars	$43,808	$30,786	$77,760	$72,446
Homes closed	213	152	381	350
Average sales price	$205.7	$202.5	$204.1	$207.0
Texas
Dollars	$173,570	$137,473	$274,929	$260,838
Homes closed	725	552	1,153	1,068
Average sales price	$239.4	$249.0	$238.4	$244.2
Colorado
Dollars	$11,492	$10,196	$20,113	$22,070
Homes closed	41	30	71	69
Average sales price	$280.3	$339.9	$283.3	$319.9
Central Region Totals
Dollars	$228,870	$178,455	$372,802	$355,354
Homes closed	979	734	1,605	1,487
Average sales price	$233.8	$243.1	$232.3	$239.0

East Region
Florida
Dollars	$24,020	$11,439	$39,266	$23,226
Homes closed	96	51	151	100
Average sales price	$250.2	$224.3	$260.0	$232.3

Home Orders (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total
Dollars	$228,627	$263,493	$497,095	$495,616
Homes ordered	900	1,147	1,964	2,134
Average sales price	$254.0	$229.7	$253.1	$232.2

West Region
California
Dollars	$37,413	$31,352	$78,542	$53,205
Homes ordered	111	103	226	157
Average sales price	$337.1	$304.4	$347.5	$338.9
Nevada
Dollars	$4,627	$7,524	$9,372	$12,912
Homes ordered	23	40	48	66
Average sales price	$201.2	$188.1	$195.3	$195.6
West Region Totals
Dollars	$42,040	$38,876	$87,914	$66,117
Homes ordered	134	143	274	223
Average sales price	$313.7	$271.9	$320.9	$296.5

Central Region
Arizona
Dollars	$39,521	$46,510	$87,529	$78,805
Homes ordered	171	241	404	409
Average sales price	$231.1	$193.0	$216.7	$192.7
Texas
Dollars	$108,090	$147,878	$247,998	$296,777
Homes ordered	455	654	1,028	1,302
Average sales price	$237.6	$226.1	$241.2	$227.9
Colorado
Dollars	$11,757	$14,085	$24,300	$22,568
Homes ordered	38	46	79	72
Average sales price	$309.4	$306.2	$307.6	$313.4
Central Region Totals
Dollars	$159,368	$208,473	$359,827	$398,150
Homes ordered	664	941	1,511	1,783
Average sales price	$240.0	$221.5	$238.1	$223.3

East Region
Florida
Dollars	$27,219	$16,144	$49,354	$31,349
Homes ordered	102	63	179	128
Average sales price	$266.9	$256.3	$275.7	$244.9

(1)	Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Six Months Ended June 30,
	2010		2009
	Beginning	Ending	Beginning	Ending

Active Communities
Total	153	148	178	178

West Region
California	7	12	12	12
Nevada	6	5	12	12

West Region Total	13	17	24	24

Central Region
Arizona	26	33	31	31
Texas	98	78	109	108
Colorado	6	7	3	4

Central Region Total	130	118	143	143

East Region (Florida)	10	13	11	11

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cancellation Rates (1)
Total	20%	23%	19%	25%

West Region
California	19%	24%	14%	24%
Nevada	15%	15%	16%	20%
West Region Total	18%	22%	15%	23%

Central Region
Arizona	15%	12%	13%	14%
Texas	24%	28%	23%	29%
Colorado	22%	12%	15%	18%
Central Region Total	22%	24%	20%	25%

East Region (Florida)	13%	16%	15%	17%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog (1)

	At June 30,
	2010	2009
Total
Dollars	$292,643	$382,255
Homes in backlog	1,044	1,593
Average sales price	$280.3	$240.0

West Region
California
Dollars	$42,169	$31,392
Homes in backlog	104	88
Average sales price	$405.5	$356.7
Nevada
Dollars	$2,819	$2,276
Homes in backlog	14	12
Average sales price	$201.4	$189.7

West Region Totals
Dollars	$44,988	$33,668
Homes in backlog	118	100
Average sales price	$381.3	$336.7

Central Region
Arizona
Dollars	$41,879	$48,570
Homes in backlog	170	249
Average sales price	$246.3	$195.1
Texas
Dollars	$154,633	$266,094
Homes in backlog	590	1,121
Average sales price	$262.1	$237.4
Colorado
Dollars	$15,643	$13,763
Homes in backlog	47	47
Average sales price	$332.8	$292.8
Central Region Totals
Dollars	$212,155	$328,427
Homes in backlog	807	1,417
Average sales price	$262.9	$231.8

East Region
Florida
Dollars	$35,500	$20,160
Homes in backlog	119	76
Average sales price	$298.3	$265.3

(1)	Our backlog represented net sales that have not yet closed.

Home Closing Gross Profit/(Loss)
Companywide. Home closing revenue for the three months ended June 30, 2010 increased $71.0 million or 32.2% when compared to the same period in the prior year, primarily due to the 317 increase in units closed. Closing units for the six months ended June 30, 2010 increased 193 homes or 10.6% over 2009. These increases were primarily due to home closings eligible for the homebuyer tax credit, which needed to occur before June 30, 2010 to meet the initial tax credit closing deadline, as well as the success of our new communities, which are experiencing higher absorption rates than our legacy communities. Lower sales volume of 1,964 units in the first six months of 2010 as compared to 2,134 in the same period of 2009 reflects the reduced demand largely caused by the April 30, 2010 contract signing deadline for the homebuyer tax credit. The 247 and 170 sales unit decreases for the quarter and six months ended June 30, 2010 over the prior year periods were partially offset by average sales price increases of 10.6% and 9.0%, respectively, reflecting in part the higher sales prices earned by our new closer-in communities and the shift in our sales mix to higher-priced markets outside of Texas, particularly California and Florida. The year-over-year sales declines coupled with increased closings resulted in a decrease to our backlog of 549 units, down to 1,044 homes as of June 30, 2010 as compared to 1,593 homes at June 30, 2009. Our sales and backlog were also impacted by the 14.7% decrease in our average actively-selling community count from 178 at the three months ended June 30, 2009 to 148 for June 30, 2010.
West. In the second quarter of 2010, home closings in our West Region increased 27 units or 25.7%, for total revenue of $38.5 million, a 26.2% or $8.0 million increase as compared to the second quarter of 2009. These results were primarily due to the 42 unit and $11.3 million revenue increases in our California markets. The Region’s increase in sales positively impacted our ending backlog of $45.0 million, an $11.3 million, or 33.6% increase from the prior year. For the six months ended June 30, 2010, home closings in our West Region increased to 259 units with a value of $79.9 million, a 9.8% increase in home closing revenue as compared to the same period in the prior year. We believe the Region’s increases reflect the consumer response to some stabilizing of home prices in California and the roll-out of our new subdivisions that provide quality homes at affordable prices that are designed to compete with resales and foreclosures.
Central. In the second quarter of 2010, home closings in our Central Region increased 245 units, or 33.4%, with an offsetting 3.8% decline in average sales price, for total revenue of $228.9 million, a 28.3% or $50.4 million increase compared to the second quarter of 2009. Although Texas remained our strongest market during the second quarter of 2010 with 725 homes closed, it has experienced a 30.4% decrease in sales units, nearly in line with its 25.1% decrease in average active communities in the three months ended June 30, 2010 as compared to the same quarter in the prior year. The decrease in active communities is a result of the scheduled closing of our older communities and redeployment of our capital to select markets that presented better opportunities to purchase deeply discounted lots that are anticipated to generate higher margins. This strategy has resulted in the rebalancing of assets from Texas and into other markets, primarily Arizona, California and Florida. In the Central Region, the slower sales pace led to a 43.0% decline in ending backlog to 807 units with a $212.2 million value as of June 30, 2010; however, average sales prices of homes in backlog increased to $262.9 in 2010, as compared to $231.8 as of June 30, 2009, primarily due to product mix and a shift of the composition of the Region to in-fill communities with higher average sales prices. For the six months ended June 30, 2010, closings of 1,605 units generating $372.8 million of revenues represent increases of 7.9% and 4.9% from the same period in 2009. The 272 unit and $38.3 million decrease in sales in the first six months of 2010 echo the declines experienced in the second quarter.
East. In the second quarter of 2010, home closings in our East Region increased 45 units, or 88.2%, with an 11.5% improvement in average sales price, for total revenue of $24.0 million, a 110% or $12.6 million increase in home closing revenue as compared to the second quarter of 2009. The Region’s home closings for the six months ended June 30, 2010 increased 51 units, or 51.0%, with a 11.9% increase in average sales price. These factors led to total revenue of $39.3 million for the six months ended June 30, 2010, a 69.1% increase over the same period a year ago. The increase in closing volume is an indicator of the success that our new Florida communities are experiencing. The Region experienced a 39-unit increase in orders for the quarter ended June 30, 2010 with 102 units as compared to 63 in the same period in the prior year and a $10,600 increase in average sales price due to the mix of homes from our new communities. Year-to-date orders for the six months ended June 30, 2010 increased 39.8% to 179 units as compared to the same period one year ago. The impact of these successful sales efforts is also observable in our closing backlog of 119 units with a value of $35.5 million at June 30, 2010, a 43-unit increase and $15.3 million increase from the same period in the prior year. This Region’s community supply is primarily comprised of lots purchased in the last two years at depressed pricing. The low lot basis, combined with our affordable yet appealing product offering, are translating to successes in our operations.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Home Closing Gross Profit/(Loss)
Total	$52,896	18.2%	$(39,084)	(17.7%)	$90,894	18.5%	$(21,734)	(4.8%)
Add back Impairments	304		66,158		846		76,589

Adjusted Gross Margin	$53,200	18.3%	$27,074	12.3%	$91,740	18.6%	$54,855	12.2%

West	$5,719	14.8%	$(6,281)	(20.6%)	$13,348	16.7%	$(8,009)	(11.0%)
Add back Impairments	11		8,743		93		14,419

Adjusted Gross Margin	$5,730	14.9%	$2,462	8.1%	$13,441	16.8%	$6,410	8.8%

Central	$42,455	18.5%	$(33,542)	(18.8%)	$69,442	18.6%	$(14,786)	(4.2%)
Add back Impairments	293		56,743		753		60,343

Adjusted Gross Margin	$42,748	18.7%	$23,201	13.0%	$70,195	18.8%	$45,557	12.8%

East	$4,722	19.7%	$739	6.5%	$8,104	20.6%	$1,061	4.6%
Add back Impairments	0		672		0		1,827

Adjusted Gross Margin	$4,722	19.7%	$1,411	12.3%	$8,104	20.6%	$2,888	12.4%
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
Home closing gross profit increased to a margin of 18.2% for the quarter ended June 30, 2010 as compared to a loss of 17.7% for the quarter ended June 30, 2009. This increase is primarily due to higher levels of impairments recorded in 2009, with $66.2 million recorded in the second quarter of the year versus $0.3 million in the second quarter of 2010. Excluding these impairments, gross margins were 18.3% and 12.3% for the quarters ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the gross profit was 18.5% as compared to a loss of 4.8% from the same period in the prior year. Excluding the impact of impairments of $0.8 million and $76.6 million in the first half of 2010 and 2009, respectively, gross margins were 18.6% and 12.2% for the same periods. Our ability to improve pre-impairment gross margins from 2009 is due at large extent to the cost benefits achieved through our re-designed product and negotiated price reductions of materials and labor and from the benefit of a lower basis of some of our inventory due to the bargain prices obtained on our recently-acquired lots. We have also reduced our construction cycle times, which resulted in further cost savings. We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.
West. Our West Region home closing gross profit increased to a margin of 14.8% for the three months ended June 30, 2010 from a negative margin of (20.6)% in the same period of 2009. For the first six months of 2010, the gross profit was 16.7% compared to (11.0)% in the first six months of 2009. Excluding impairments, the gross margins in the second quarter of 2010 and 2009 were 14.9% and 8.1%, respectively, and 16.8% and 8.8% for the first half of 2010 and 2009. As discussed above, we have been successful in reducing costs and also benefited from bargain-priced lots acquired over the last 18 months in this Region, generating higher margins over the past 12 months in the California communities in this Region.
Central. The Central Region’s 18.5% and 18.6% home closing gross margin for the three and six months ended June 30, 2010, respectively, increased from (18.8)% and (4.2)% in the same periods of 2009. The increase in gross margin in the current quarter is attributable to the reduced volume of impairments recorded in the current quarter as compared to the same period in the prior year. The Central Region’s home closing margins/(losses) include $293,000 and $753,000 of real estate-related impairments for the three and six months ended June 30, 2010, compared to $56.7 million and $60.3 million for the three and six months ended in the same periods of 2009. Excluding these impairments, gross margins would have been 18.7% and 13.0% for the three months ended June 30, 2010 and June 30, 2009, respectively, and 18.8% and 12.8% for the six months ended June 30, 2010 and June 30, 2009, respectively. The increase is primarily due to successful cost reductions and redesigned product offerings in our communities and, to a lesser extent, bargain-priced lots.

East. This Region experienced home closing gross margins of 19.7% and 20.6% for the three and six months ended June 30, 2010 as compared to 6.5% and 4.6% for the same periods in the prior year. The improvement in the home closing gross margin is partly due to no real-estate related impairment charges during the three and six months ended June 30, 2010 as compared to $0.7 and $1.9 million for the same periods in 2009, as well as the lower land basis from our recently acquired lots and the benefits realized from the cost reductions and lower incentives noted above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Commissions and Other Sales Costs
Dollars	$21,606	$18,098	$38,828	$37,243
Percent of home closing revenue	7.4%	8.2%	7.9%	8.3%

General and Administrative Expenses
Dollars	$16,729	$13,775	$31,422	$27,644
Percent of total revenue	5.7%	6.2%	6.4%	6.1%

Interest Expense
Dollars	$8,553	$11,332	$16,848	$19,662

(Loss)/Gain on Extinguishment of Debt
Dollars	$(3,454)	$6,585	$(3,454)	$9,390

Provision for Income Taxes
Dollars	$225	$1,708	$346	$1,794
Effective tax rate	5.1%	2.4%	4.8%	2.0%
Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. As a percentage of home closing revenue, these costs decreased to 7.4% and 7.9% for the three and six months ended June 30, 2010 from 8.2% and 8.3% for the three and six months ended June 30, 2009. The decrease reflects our concentrated efforts to regionalize and nationalize marketing campaigns to gain efficiencies and reduce cost, as well as reductions in the number of models and related overhead at our model complexes.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased $3.0 million and $3.8 million in the three and six months ended June 30, 2010, and were 5.7% and 6.4% of total revenue for the three and six months ended June 30, 2010, as compared to 6.2% and 6.1% for the same periods in 2009. The dollar increases year over year are primarily due to increases in certain legal accruals, sublease shortfalls, and compensation-related expenses.
Interest Expense
Interest expense is comprised of interest incurred, but not capitalized, on our senior and senior subordinated notes. For the three and six months ended June 30, 2010, our non-capitalizable interest expense was $8.6 million and $16.8 million, respectively, as compared to $11.3 million and $19.7 million for the same periods in the prior year. We expect our eligible assets under construction to remain below our debt balance for the remainder of 2010, and therefore, we will continue to incur interest charges for the rest of the year.
(Loss)/Gain on Extinguishment of Debt
During the three months ended June 30, 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at a 97.567% discount to par value to yield 7.50%. Concurrent with the issuance of the 2020 notes, we repurchased all of our $130 million 7.0% senior notes maturing 2014 and $65 million of our 6.25% senior notes maturing 2015. In connection with these transactions, we recorded a $3.5 million net loss on early extinguishment of debt, which is reflected in our statement of operations for the three-month and six-month periods ended June 30, 2010.

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
Income Taxes
Our overall effective tax rate was 5.1% and 4.8% for the three and six months ended June 30, 2010, compared to 2.4% and 2.0% for the three and six months ended June 30, 2009. The change in our tax rate is primarily attributable to the Texas franchise tax on our gross margin, which does not allow loss carryovers from prior years and limits the amount of other deductions that can be deducted from our gross margin.
Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2010 were operating expenses, home construction, the payment of routine liabilities, and the acquisition of new lot positions. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring lots in our markets to replenish our declining lot supply, replace older communities that are near close-out and increase our market share in locations we deem key to our success. Accordingly, on a go-forward basis, as demand for new homes stabilizes and improves and we begin to expand our business, we expect that cash outlays for land purchases may exceed our cash generated by operations. During the first half of 2010, we purchased about 2,800 lots for $99.4 million, started about 2,100 homes and closed approximately 2,000 homes.
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory acquisition and development. Executing on our strategy of reducing inventory and curtailing spending on under-performing assets, we generated $58.8 million of positive operating cash flows in the first half of 2010 due in large part to the collection of $90.5 million of income tax refunds, offset with an increase in our inventory of $39.8 million, primarily due to the lot acquisitions. As we have no bond maturities until 2015, we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire well-positioned lots that represent opportunities to generate more normal margins and grow our presold home inventory to support sales volume increases.
In addition, we continue to evaluate our capital needs in light of ongoing developments in homebuilding markets and our existing capital structure. We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. See (Loss)/Gain on Early Extinguishment of Debt above for additional discussion related to our 2010 financing transactions.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At	At
	June 30, 2010	December 31, 2009
Notes payable and other borrowings	$605,466	$605,009
Stockholders’ equity	496,256	485,425

Total capital	$1,101,722	$1,090,434
Debt-to-capital (1)	55.0%	55.5%

Notes payable and other borrowings	$605,466	$605,009
Less: cash and cash equivalents, restricted cash, and investments and securities	(442,101)	(391,378)

Net debt	163,365	213,631
Stockholders’ equity	496,256	485,425

Total capital	$659,621	$699,056
Net debt-to-capital (2)	24.8%	30.6%

(1)	Debt-to-capital is computed as notes payable and other borrowing divided by the aggregate of total notes payable and stockholders’ equity.

(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity.
Covenant Compliance
We were in compliance with all covenants as of the quarter ended June 30, 2010. The following tables reflect our debt covenant calculations under our 6.25% senior notes and our 7.731% senior subordinated notes (our most restrictive series of notes) as of June 30, 2010:

	Covenant Requirement
Financial Covenant:	($ in thousands)	Actual
Fixed Charge Coverage (1)	> 2.00	1.383
Leverage Ratio (1)	< 3.00	1.287

(1)	Failure to maintain both the Fixed Charge Ratio and the Leverage Ratio does not result in a default under the indentures. Rather a failure to maintain both would only result in a prohibition from incurring additional indebtedness. As of June 30, 2010, we were in compliance with the Leverage Ratio and therefore, the prohibition against incurring additional debt is not applicable. See Part II, Item 7 on our 2009 Annual Report on Form 10-K for additional discussion regarding the covenants.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report include statements concerning: our belief that we have strong liquidity; trends concerning sales prices and absorption rates, construction costs, sales orders, cancellations, gross margins, and future home inventories and our strategies and plan relating thereto, including our plans and strategies to rebuild our reduced lot positions, our belief that the homebuilding industry will experience similar trends relating to the expiration of the homebuyer tax credit as the auto industry did relating to the expiration of the “Cash for Clunkers” tax credit, that the homebuilding industry will experience an increase in sales absorptions in the latter part of 2010, that the next few months may continue to experience depressed sales levels, and that certain housing markets may have reached a bottom; the outcome of pending tax audits; our exposure to joint ventures, including whether certain guarantees relating to our joint ventures will be triggered and our exposure to indemnities relating to our joint ventures; expectations regarding our industry and our business in 2010; our land and lot acquisition strategy; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our business strategy; the future impact of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; the expected vesting periods of unrecognized compensation expense; our exposure to construction defect claims relating to homes that we constructed with Chinese drywall, including the sufficiency of our existing reserve and the potential need for additional warranty reserves relating to Chinese drywall and other warranty claims; the benefits of our equity-based compensation program; our strategies, lower construction costs, faster build times, and more environmental features, plans and anticipated benefits, including cost reductions and increased sales, from redesigning our home lines with lower price points; that during 2010 we will incur interest charges in amounts greater than can be capitalized; our strategies and intentions to increase our lot inventory and level of unsold inventory; our ability and intent to hold investments until maturity; our intention to pursue other parties to recover costs we incur relating to Chinese drywall; that cash outlays for land purchases may exceed cash generated from operations; our intentions about the use of derivatives for speculative purposes; and seasonality.
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include: weakness in the homebuilding market resulting from the current economic downturn; interest rates and changes in the availability and pricing of residential mortgages; adverse changes in tax laws that benefit our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; the adverse effect of slower sales absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; competition; the success of our strategies in the current homebuilding market and economic environment; the propensity of homebuyers to cancel purchase orders with us; construction defect and home warranty claims; our success in prevailing on contested tax positions; the impact of deferred tax valuation allowances and our ability to preserve our operating loss carryforwards; fluctuations in housing demand, and the cost and availability of real estate and other matters that are outside of our control; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; our failure to comply with laws and regulations; the availability and cost of materials and labor; our lack of geographic diversification; inflation in the cost of materials used to construct homes; fluctuations in quarterly operating results; our financial leverage and level of indebtedness; our ability to take certain actions because of restrictions contained in the indentures for our senior and senior subordinated notes and our ability to raise additional capital when and if needed; our credit ratings; the impact of future capital raising transactions we may engage in; successful integration of future acquisitions; government regulations and legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; consumer confidence, which can be impacted by economic and other factors such as terrorism, war, or threats thereof and our potential exposure to natural disasters; and other factors identified in documents filed by us with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.”
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
All of our debt is fixed rate and is made up of our $285.0 million in principal of our 6.25% senior notes due 2015, $125.9 million in principal of our 7.731% senior subordinated notes due 2017, and $200 million in principal of our 7.15% senior notes due 2020. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt.
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
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At June 30, 2010, we had approximately $10.4 million in accrued legal expenses and settlement costs relating to claims for which we believe it is probable that we will be required to incur costs and where the potential expenditure can be reasonably estimated. Additionally, $31.2 million of warranty costs are reserved for warranty claims and litigation where our ultimate exposure is considered probable and where the potential expenditure can be reasonably estimated. Historically, most warranty claims and disputes are resolved prior to litigation. We believe there are not any pending matters that could have a material adverse impact upon our consolidated financial condition, our results of operations, our cash flows or our consolidated financial condition.
Joint Venture Litigation
We, along with our joint venture partners (and their respective parent companies) in two separate unconsolidated joint ventures, are defendants in lawsuits initiated by lender groups regarding two large Nevada-based land acquisition and development joint ventures in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims. While our interests in these two joint ventures is comparatively small, totaling 3.43% in one and 4.09% in the other, we are vigorously defending and otherwise seeking resolution of these actions in conjunction with our joint venture partners. We have fully impaired our investment in these joint ventures as of June 30, 2010. One of these ventures has already been dis-possessed of its land holdings while the other venture that still has land holdings and corresponding debt has a $7.1million “bad boy” guaranty allocable to Meritage that could be triggered upon events beyond our control and, accordingly, is disclosed by us as a limited repayment guaranty. In one of the ongoing lawsuits related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims. On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award damages to one member on other claims. We believe our potential share of the award, if any, will not be material to our financial position and that our existing legal reserves are sufficient to cover the expected claim. Although the final disposition of these suits remains uncertain, we do not, at this time, anticipate outcomes that will be materially adverse to us.

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
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the six months ended June 30, 2010.
On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of June 30, 2010, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.
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

Item 6.	Exhibits

Exhibit		Page or
Number	Description	Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

10.1	Meritage Homes Corporation 2006 Stock Incentive Plan, as amended (1)	Incorporated by reference to Exhibit 4.8 of Form S-8 Registration Statement No. 333-166991

10.2	Representative Form of Restricted Stock Agreement (1)	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991

10.3	Representative Form of Restricted Stock Agreement (Executive Officer) (1)	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.4	Representative Form of Restricted Stock Agreement (Non-Employee Director) (1)	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.5	Representative Form of Non-Qualified Stock Option Agreement (1)	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

(1)	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of August 2010.

MERITAGE HOMES CORPORATION, a Maryland Corporation
By:	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation
10.1	Meritage Homes Corporation 2006 Stock Incentive Plan, as amended
10.2	Representative Form of Restricted Stock Agreement
10.3	Representative Form of Restricted Stock Agreement (Executive Officer)
10.4	Representative Form of Restricted Stock Agreement (Non-Employee Director)
10.5	Representative Form of Non-Qualified Stock Option Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer