Form 10-Q
period 2010-09-30
Meritage Homes CORP
filed 2010-11-04
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of November 2, 2010: 32,125,986

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009

Assets:
Cash and cash equivalents	$145,324	$249,331
Investments and securities	265,571	125,699
Restricted cash	8,948	16,348
Income tax receivable	0	92,509
Other receivables	20,782	22,934
Real estate	744,808	675,037
Real estate not owned	4,105	10,527
Deposits on real estate under option or contract	10,887	8,636
Investments in unconsolidated entities	11,196	11,882
Property and equipment, net	15,064	15,251
Intangibles, net	2,511	3,590
Prepaid expenses and other assets	11,465	10,923

Total assets	$1,240,661	$1,242,667

Liabilities:
Accounts payable	$29,501	$30,296
Accrued liabilities	94,369	103,236
Home sale deposits	7,839	9,501
Liabilities related to real estate not owned	4,027	9,200
Senior and senior subordinated notes	605,623	605,009

Total liabilities	741,359	757,242

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2010 and December 31, 2009	0	0
Common stock, par value $0.01. Authorized 125,000,000 shares; issued and outstanding 40,002,903 and 39,710,958 shares at September 30, 2010 and December 31, 2009, respectively	400	397
Additional paid-in capital	467,232	461,403
Retained earnings	220,443	212,398
Treasury stock at cost, 7,891,250 shares at September 30, 2010 and December 31, 2009	(188,773)	(188,773)

Total stockholders’ equity	499,302	485,425

Total liabilities and stockholders’ equity	$1,240,661	$1,242,667

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Home closing revenue	$233,803	$231,816	$725,790	$683,208
Land closing revenue	0	0	1,222	1,285

Total closing revenue	233,803	231,816	727,012	684,493

Cost of home closings	(190,562)	(198,279)	(590,809)	(594,816)
Cost of land closings	0	0	(964)	(1,195)
Real estate impairments	(680)	(10,354)	(1,526)	(86,943)
Land impairments	0	(281)	0	(540)

Total cost of closings and impairments	(191,242)	(208,914)	(593,299)	(683,494)

Home closing gross profit	42,561	23,183	133,455	1,449
Land closing gross (loss)/profit	0	(281)	258	(450)

Total closing gross profit	42,561	22,902	133,713	999

Commissions and other sales costs	(19,624)	(18,382)	(58,452)	(55,625)
General and administrative expenses	(15,678)	(14,269)	(47,100)	(41,913)
Earnings/(loss) from unconsolidated entities, net	1,243	(899)	3,832	1,350
Interest expense	(8,425)	(8,853)	(25,273)	(28,515)
Other income, net	654	1,862	4,637	6,512
(Loss)/gain on extinguishment of debt	0	0	(3,454)	9,390

Income/(loss) before income taxes	731	(17,639)	7,903	(107,802)
Benefit from/(provision for) income taxes	488	(146)	142	(1,940)

Net income/(loss)	$1,219	$(17,785)	$8,045	$(109,742)

Income/(loss) per common share:
Basic	$0.04	$(0.56)	$0.25	$(3.52)
Diluted	0.04	(0.56)	0.25	(3.52)

Weighted average number of shares:
Basic	32,095	31,718	32,038	31,197
Diluted	32,297	31,718	32,277	31,197
See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income/(loss)	$8,045	$(109,742)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	6,139	6,547
Real-estate-related impairments	1,526	87,483
Stock-based compensation	4,062	4,512
Loss/(gain) on early extinguishment of debt, net of transaction costs	3,454	(9,390)
Equity in earnings from unconsolidated entities (includes $0.1 and $2.8 million of joint venture impairments in 2010 and 2009, respectively)	(3,832)	(1,350)
Distributions of earnings from unconsolidated entities	5,236	5,341
Other operating expenses	(266)	0
Changes in assets and liabilities:
(Increase)/decrease in real estate	(70,883)	87,589
(Increase)/decrease in deposits on real estate under option or contract	(1,038)	7,131
Decrease in receivables and prepaid expenses and other assets	96,638	117,149
Decrease in accounts payable and accrued liabilities	(9,256)	(40,991)
(Decrease)/increase in home sale deposits	(1,662)	3,155

Net cash provided by operating activities	38,163	157,434

Cash flows from investing activities:
Investments in unconsolidated entities	(546)	(1,218)
Distributions of capital from unconsolidated entities	152	1,153
Purchases of property and equipment	(5,039)	(2,128)
Proceeds from sales of property and equipment	65	128
Purchase of investment securities	(240,716)	0
Proceeds from sales and maturities of investment securities	100,220	0
Decrease/(increase) in restricted cash	7,400	(18,604)

Net cash used in investing activities	(138,464)	(20,669)

Cash flows from financing activities:
Repayments of senior notes	(197,543)	0
Proceeds from issuance of senior notes	195,134	0
Debt issuance costs	(3,067)	0
Proceeds from stock option exercises	1,770	4,263

Net cash (used in)/provided by financing activities	(3,706)	4,263

Net (decrease)/increase in cash and cash equivalents	(104,007)	141,028
Cash and cash equivalents at beginning of period	249,331	205,923

Cash and cash equivalents at end of period	$145,324	$346,951

See supplemental disclosures of cash flow information at Note 10.
See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona and Texas, where we also operate under the name of Monterey Homes. At September 30, 2010, we were actively selling homes in 150 communities, with base prices ranging from approximately $89,900 to $971,900.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
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
These local circumstances may significantly impact our assumptions and the resulting computation of fair value and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community. In certain cases, we may elect to stop development (mothball) an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a project, we will impair it to its fair value as discussed above and then cease future development activity until such a time where management believes that market conditions will improve and economic performance will be maximized. Quarterly, we review all communities, including mothballed communities, for potential impairments.
Option deposits and pre-acquisition costs. We also evaluate assets associated with future communities for impairments on a quarterly basis. Using similar techniques described in the existing and continuing communities section above, we determine if the contribution margins to be generated by our future communities are acceptable to us. If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required. In cases where we decide to abandon a project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur. In certain circumstances, we may also elect to continue with a project because it is expected to generate positive cash flows, even though it may not be generating an accounting profit, or due to other strategic factors. In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value. Refer to Note 2 of these consolidated financial statements for further information regarding our impairments.

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are recorded as a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. As our exposure associated with these non-refundable deposits is limited to the deposit amount, we do not consider the options a contractual obligation. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above. Our deposits were $10.9 million and $8.6 million as of September 30, 2010 and December 31, 2009 respectively.
Off-Balance-Sheet Arrangements — Joint Ventures. Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant avenue for us to access desired lots. We currently have one active venture. We also participate in six mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers. See Note 4 for additional information.
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

	September 30, 2010		December 31, 2009
		Estimated work		Estimated work
		remaining to		remaining to
	Outstanding	complete	Outstanding	complete
Sureties:
Sureties related to joint ventures	$1,594	$32	$1,672	$32
Sureties related to owned projects and lots under contract	61,382	25,063	93,744	31,145

Total sureties	$62,976	$25,095	$95,416	$31,177

Letters of Credit:
LOC in lieu of deposit for contracted lots	$0	N/A	$4,414	N/A
LOC for land development	2,060	N/A	3,977	N/A
LOC for general corporate operations	6,653	N/A	6,607	N/A

Total letters of credit	$8,713	N/A	$14,998	N/A

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At	At
	September 30, 2010	December 31, 2009
Accruals related to real estate development and construction activities	$14,258	$19,832
Payroll and other benefits	13,659	9,714
Accrued taxes	7,464	4,592
Warranty reserves	29,912	33,541
Other accruals	29,076	35,557

Total	$94,369	$103,236

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

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$31,197	$28,596	$33,541	$28,891
Additions to reserve from new home deliveries	1,742	716	5,434	2,105
Warranty claims	(2,758)	(1,549)	(8,717)	(3,617)
Adjustments to pre-existing reserves	(269)	1,739	(346)	2,123

Balance, end of period	$29,912	$29,502	$29,912	$29,502

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
As of September 30, 2010, we have confirmed that 90 homes we built in 2005 and 2006 were constructed using defective Chinese drywall installed by subcontractors. Eighty-seven of those homes are located in Florida and three are located in the Houston, Texas area. We recently discovered the three Houston area homes and we are still conducting investigations to determine if other Texas homes are impacted, although it currently appears that the exposure in Texas may be isolated. The $29.9 million of warranty reserves we have recorded as of September 30, 2010 include $1.1 million of net reserves for the completion of our repair of the affected homes and the resulting damage related to defective Chinese drywall. If our continuing investigations reveal other homes containing defective Chinese drywall, it may be necessary to increase our warranty reserves. We are seeking recovery of the costs we have incurred or expect to incur related to defective Chinese drywall from the manufacturers, suppliers, and installers of the defective drywall and their insurers as well as from our general liability insurance carrier.
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
In May 2009, the FASB amended ASC Subtopic 810-10, Consolidation (“ASC 810-10”). The amendment revised prior guidance and accounting and reporting requirements for entities’ involvement with variable interest entities. The new provisions of ASC 810-10 became effective on January 1, 2010 for us. Refer to Note 3 for additional discussion of the impact of the amendment.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At	At
	September 30, 2010	December 31, 2009
Homes under contract under construction (1)	$114,363	$114,769
Finished home sites and home sites under development	431,341	407,592
Unsold homes, completed and under construction (1)	101,998	73,442
Model homes (1)	39,938	37,601
Land held for development or sale (2)	57,168	41,633

	$744,808	$675,037

(1)	Also includes the allocated land and land development costs associated with each lot for these homes.

(2)	Includes communities that we have decided to stop development (mothball) where we have determined that the current economic performance would be maximized by deferring development. In the future, such communities may either be re-opened or sold to third parties. We do not capitalize interest for such mothballed assets, and all costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Terminated option/purchase contracts and related pre-acquisition costs:
West	$0	$0	$0	$5,922
Central	0	3,224	50	59,213
East	0	0	0	544

Total	$0	$3,224	$50	$65,679

Real estate inventory impairments (1):
West	$38	$2,385	$131	$10,882
Central	597	2,453	1,300	6,807
East	45	2,292	45	3,575

Total	$680	$7,130	$1,476	$21,264

Impairments of joint venture investments:
West	$112	$55	$112	$274
Central	0	2,556	0	2,556
East	0	0	0	0

Total	$112	$2,611	$112	$2,830

Impairments of land held for sale:
West	$0	$0	$0	$323
Central	0	281	0	217
East	0	0	0	0

Total	$0	$281	$0	$540

Total impairments:
West	$150	$2,440	$243	$17,401
Central	597	8,514	1,350	68,793
East	45	2,292	45	4,119

Total	$792	$13,246	$1,638	$90,313

(1)	Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying lots in the community were not also impaired, as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Individual home impairments:
West	$38	$535	$131	$7,410
Central	597	1,420	1,300	5,503
East	45	876	45	2,159

Total	$680	$2,831	$1,476	$15,072

The tables below reflect the number of communities with real estate inventory impairments for the three- and nine-month periods ended September 30, 2009, excluding home-specific impairments (as noted above) and the fair value of these communities as of September 30, 2009 (dollars in thousands). The only such impairment for the nine-month period ended September 30, 2010 related to one community in the Central Region and aggregated $50,000 and there were no such impairments for the three months ended September 30, 2010.

	Three Months Ended September 30, 2009
			Fair Value of Communities
	Number of Communities	Impairment	Impaired
	Impaired	Charges	(Carrying Value less Impairments)

West	4	$1,850	$11,750
Central	6	1,033	6,482
East	3	1,416	9,505

Total	13	$4,299	$27,737

	Nine months Ended September 30, 2009
			Fair Value of Communities
	Number of Communities	Impairment	Impaired
	Impaired	Charges	(Carrying Value less Impairments)

West	6	$3,472	$12,599
Central	8	1,304	7,868
East	3	1,416	9,505

Total	17	$6,192	$29,972

Subject to sufficient qualifying assets, we capitalize interest incurred in connection with the development and construction of real estate. Completed homes and land not actively under development do not qualify for interest capitalization. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Capitalized interest, beginning of period	$12,437	$19,584	$14,187	$29,779
Interest incurred	10,848	11,414	32,593	36,419
Interest expensed	(8,425)	(8,853)	(25,273)	(28,515)
Interest amortized to cost of home, land closings and impairments	(3,183)	(4,540)	(9,830)	(20,078)

Capitalized interest, end of period	$11,677	$17,605	$11,677	$17,605

At September 30, 2010, approximately $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our condensed consolidated balance sheets.

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
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. Since adopting the new provisions of ASC 810, for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations. Prior to the adoption of the amended guidance of ASC 810, we determined if we were the primary beneficiary of a VIE solely by reviewing the expected losses and residual returns based on a probability of future cash flows.
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
The table below presents a summary of our lots under option or contract at September 30, 2010 (dollars in thousands):

			Option/Earnest
			Money Deposits
	Number of	Purchase			Letters of
	Lots	Price	Cash		Credit

Option contracts recorded on balance sheet as real estate not owned (1), (2)	125	$4,105	$78		$0
Option contracts not recorded on balance sheet — non-refundable, committed (1)	2,407	98,590	10,101		0
Purchase contracts not recorded on balance sheet — non-refundable, committed (1)	309	10,149	450		0

Total committed (on and off balance sheet)	2,841	112,844	10,629		0

Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (3)	1,308	18,186	336		0

Total uncommitted	1,308	18,186	336		0

Total lots under option or contracts	4,149	131,030	10,965		0

Total option contracts not recorded on balance sheet	4,024	$126,925	$10,887	(4)	$0

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	The purpose and nature of these consolidated lot option contracts (VIEs) is to provide us the option to purchase these lots in the future, in anticipation of building homes on these lots in the future. Specific performance contracts, if any, are included in this balance.

(3)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(4)	Amount is reflected in our condensed consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of September 30, 2010.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we have recently been experiencing, we may purchase lots at an absorption level that exceeds our sales and home starts pace to meet the pre-established minimum number of lots or we may try to restructure our original contract to include terms that more accurately reflect our revised sales pace expectations.
NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into homebuilding and land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments. As of September 30, 2010, we had one active land venture. Due to the current homebuilding environment, although we view our involvement with land joint ventures to be beneficial, we do not view such involvement as critical to the success of our homebuilding operations.
We also participate in six mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they originate and provide services to both our clients and other homebuyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of September 30, 2010 and December 31, 2009 were $1.4 million and $1.0 million, respectively.
For land development joint ventures, we, and in some cases our joint venture partners, usually have an option or other similar arrangement to purchase portions of the land held by the joint venture. Option prices are generally negotiated at prices that approximate market value when we enter into the option contract. For these ventures, our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. Therefore, we allocate the portion of such joint venture profit to the land acquired by us as a reduction in the basis of the property.
In connection with our joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities. These guarantees can be classified into three categories: (i) Repayment Guarantees, (ii) “Bad Boy Guarantees”, and (iii) Completion Guarantees, described in more detail below (in thousands). Additionally, see Note 1 to these consolidated financial statements for a summary of our joint venture surety obligations.

	At September 30, 2010	At December 31, 2009
Repayment guarantees (1)	$7,884	$8,188
“Bad Boy” guarantees	61,170	60,917
Completion guarantees (2)	0	0

Total guarantees	$69,054	$69,105

(1)	Balance includes $7.1 million of “Bad Boy” guarantee, but since the triggering of such guarantee is beyond our control, this guarantee is classified as a repayment guarantee.

(2)	As our completion guarantees typically require funding from a third party, we believe these guarantees do not represent a potential cash obligation for us, as they require only non-financial performance.

Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures. If such a guarantee were ever to be called, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. At September 30, 2010 and December 31, 2009, our share of these limited pro rata repayment guarantees related to two joint ventures and was approximately $7.9 million and $8.2 million, respectively, of which $7.1 million is a “bad boy” guaranty (see below for a discussion about “bad boy” guarantees); however, as the other joint venture partners could trigger such a guaranty without our consent, we have classified this $7.1 million as a repayment guaranty.
“Bad Boy” Guarantees. In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees). These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property. To date, no such guarantees have been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and to us, and therefore are unlikely to occur; however, there can be no assurances that certain of our ventures will not elect to take actions that could trigger a bad boy guarantee, as it is possible that it could be considered in their economic best interest to do so. At September 30, 2010 and December 31, 2009, we had one such guaranty (exclusive of the guaranty classified as a repayment guaranty) totaling approximately $61.2 million and $60.9 million, respectively. These bad boy guarantees, as defined, unless invoked as described above, are not considered guarantees of indebtedness under our senior and senior subordinated indentures.
Completion Guarantees. If there is development work to be completed, we and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders. These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims. As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review. Per the guidance of ASC Subtopic 460-10, Guarantees, we believe these other guarantees are either not applicable or not material to our financial results.
Surety Bonds. We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called. See Note 1 of these consolidated financial statements for detail of our surety bonds.
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. As of September 30, 2010 and December 31, 2009, we did not have any such reserves. See discussion below regarding outstanding litigation for certain of our joint ventures and corresponding reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method follows (in thousands):

	At	At
	September 30, 2010	December 31, 2009
Assets:
Cash	$4,146	$6,734
Real estate	487,261	512,931
Other assets	4,801	6,023

Total assets	$496,208	$525,688

Liabilities and equity:
Accounts payable and other liabilities	$5,263	$8,899
Notes and mortgages payable	328,165	350,966
Equity of:
Meritage (1)	35,653	40,516
Others	127,127	125,307

Total liabilities and equity	$496,208	$525,688

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$8,903	$6,527	$19,343	$14,510
Costs and expenses	(6,376)	(24,552)	(13,059)	(28,796)

Net earnings/(losses) of unconsolidated entities	$2,527	$(18,025)	$6,284	$(14,286)

Meritage’s share of pre-tax earnings/(loss) (1) (2) (3)	$1,362	$(3,259)	$4,059	$(1,162)

(1)	Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) differences in timing or amounts of joint-venture asset impairments by us and the joint venture, including the cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero.

(2)	The joint venture financial statements above represent the most recent information available to us. For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount or reached that conclusion in a different accounting period from us and, therefore, the financial statements of the ventures may not yet reflect any real estate impairment charges or reflect them in a different quarter or fiscal year. We believe, in some cases, that the fair values of the ventures’ assets may be less than the related debt. For the three and nine months ended September 30, 2010, we recorded $112,000 of such impairments, and for the three and nine months ended September 30, 2009, we recorded $2.6 and $2.8 million, respectively, of such impairments. As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in our statements of operations may reflect a different time frame than that represented by the joint ventures’ financials.

(3)	Our share of pre-tax earnings is recorded in “Earnings/(loss) from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.
Our investments in unconsolidated entities include $0.9 million at September 30, 2010 and December 31, 2009, related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture’s equity. These amounts are amortized as the assets of the respective joint ventures are sold. We amortized approximately $0 and $71,000 of such assets in the first nine months of 2010 and 2009, respectively.
Of the joint venture assets and liabilities in the table above, $442.6 million and $305.8 million, respectively, relates to one inactive joint venture in which we have a 20% interest as of September 30, 2010. Of our “Bad Boy” debt guarantees, the entire $61.2 million at September 30, 2010 relates to this venture. This venture owns one large asset that was purchased near the peak of the market and the venture is currently in default of its debt agreements. Although we and our joint venture partners have attempted to work with the lenders to renegotiate the debt, we have not reached any satisfactory alternatives. All of this debt is non-recourse to the partners and our associated joint venture investment has been fully impaired as of September 30, 2010. At this time we believe there is limited exposure to us from this investment.

The balance of the other venture assets and liabilities noted in the table above primarily represent our one active land venture, six mortgage ventures and other various inactive ventures in which we have a total investment of $11.2 million. As of September 30, 2010, we believe these ventures are in compliance with their respective debt agreements, and except for $0.8 million of our limited repayment guarantees, the debt is non-recourse to us. These ventures have no “Bad Boy” guarantees.
In addition to joint ventures accounted for under the equity method summarized in the above table, our investments in unconsolidated entities include two joint ventures recorded under the cost method. These joint ventures were formed to acquire large parcels of land in Nevada, to perform off-site development work and to sell lots to the joint venture members and other third parties. Our ownership percentage in these two ventures is 3.53% in one of the ventures and 4.09% in the other. The lenders of both ventures have filed lawsuits against the joint ventures and/or their members alleging liability under the completion guarantees executed severally by each of the members and their parent companies, including Meritage. We continue to dispute allegations contained in each of the lawsuits and intend to vigorously defend our position regarding liability under these completion guarantees and related claims. We have fully impaired our investment in these joint ventures in previous periods. One of these ventures has already been dis-possessed of its land holdings and is now considered inactive while the other venture that still has land holdings and corresponding debt has a $7.1 million “Bad Boy” guaranty allocable to Meritage that could be triggered upon events beyond our control and, accordingly, is disclosed as a limited repayment guaranty. In one of the ongoing lawsuits related to this venture, all members of the joint venture participated in arbitration regarding their respective performance obligations in response to one of the members’ claims. On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award damages to one member on other claims. We and other members have submitted motions to vacate or modify that decision and are awaiting a decision on these motions. In any event, we believe our potential share of the award, if any, will not be material to our financial position and that our existing legal reserves are sufficient to cover the expected claim. Although the final disposition of these suits remains uncertain, we do not, at this time, anticipate outcomes that will be materially adverse to us. See Note 11 for breakdown of our investments in consolidated entities by Region.
NOTE 5 — SENIOR AND SENIOR SUBORDINATED NOTES AND OTHER BORROWINGS

Senior and senior subordinated notes consist of the following (in thousands):

	At	At
	September 30, 2010	December 31, 2009
7.0% senior notes due 2014. At September 30, 2010, and December 31, 2009, there was approximately $0 and $38,000 in unamortized premium, respectively	$0	$130,038
6.25% senior notes due 2015. At September 30, 2010 and December 31, 2009, there was approximately $629,000 and $904,000 in unamortized discount, respectively	284,371	349,096
7.731% senior subordinated notes due 2017	125,875	125,875
7.15% senior notes due 2020. At September 30, 2010 and December 31, 2009, there was approximately $4.6 million and $0 in unamortized discount, respectively	195,377	0

	$605,623	$605,009

The indentures for our 6.25% senior notes and 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make, and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended September 30, 2010, we believe we were in compliance with our covenants. The indenture for our 7.15% senior notes contains covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indentures for the 6.25% senior notes and 7.731% senior subordinated notes.
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

During the three months ended June 30, 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at a 97.567% discount to par value. Concurrent with the issuance of the 2020 notes, we repurchased all of our $130 million 7.0% senior notes maturing 2014 and $65 million of our 6.25% senior notes maturing 2015. In connection with these transactions, we recorded a $3.5 million net loss on early extinguishment of debt, which is reflected in our statement of operations for the nine months ended September 30, 2010.
During the nine months ended September 30, 2009, we retired $24.1 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 783,000 shares of our common stock in a privately negotiated transaction. The transaction was completed at an average discount of 41% from the face value of the notes, resulting in a $9.4 million gain on early extinguishment of debt which is reflected in our statement of operations for the nine months ended September 30, 2009.
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
In connection with the Credit Facility termination, we entered into secured letter of credit arrangements with the three banks that have issued outstanding letters of credit under the Credit Facility. The aggregate capacity of these secured letters of credit is approximately $65 million. These outstanding letters of credit are secured by corresponding pledges of restricted cash accounts, totaling of $8.9 million and $16.3 million at September 30, 2010 and December 31, 2009, respectively, and are reflected as restricted cash on our consolidated balance sheets.
NOTE 6 — FAIR VALUE DISCLOSURES
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

A summary of our long—lived real-estate assets measured at fair value on September 30, 2010 is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	As of September 30, 2010	Level 1	Level 2	Level 3
Description:
Long-lived real-estate assets	$8,865	0	0	$8,865
Investments in unconsolidated entities	$0	0	0	$0
Of the total $744.8 million of long—lived real-estate assets, some of which have previously been written down to fair value, long-lived assets held and used with an initial basis of $9.5 million were impaired and written down to their fair value of $8.9 million during the three months ended September 30, 2010, resulting in an impairment of $680,000, which is included in our consolidated statement of operations for the three months ended September 30, 2010. Additionally, $112,000 of investments in unconsolidated entities were fully impaired to a net zero value during the quarter ended September 30, 2010.
Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

	September 30, 2010		December 31, 2009
	Aggregate	Estimated	Aggregate	Estimated
	Principal	Fair Value	Principal	Fair Value

Financial Liabilities:
7.00% senior notes	N/A	N/A	$130,000	$124,150
6.25% senior notes	$285,000	$275,593	$350,000	$322,000
7.731% senior subordinated notes	$125,875	$111,955	$125,875	$104,004
7.15% senior notes	$200,000	$185,696	N/A	N/A
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 7 — INCOME/(LOSS) PER SHARE
Basic and diluted income/(loss) per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	32,095	31,718	32,038	31,197

Effect of dilutive securities:
Stock options and restricted stock (1)	202	0	239	0

Diluted weighted average shares outstanding	32,297	31,718	32,277	31,197

Net income/(loss)	$1,219	$(17,785)	$8,045	$(109,742)

Basic income/(loss) per share	$0.04	$(0.56)	$0.25	$(3.52)

Diluted income/(loss) per share (1)	$0.04	$(0.56)	$0.25	$(3.52)

Antidilutive stock options not included in the calculation of diluted income per share	1,040	1,704	737	1,704

(1)	For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by GAAP because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 8 — STOCK-BASED COMPENSATION
We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and amended from time to time (the “1997 Plan”), and the 2006 Stock Incentive Plan that was adopted in 2006 and amended from time to time (the “2006 Plan” and together with the 1997 Plan, the “Plans”). The Plans were approved by our stockholders and are administered by our Board of Directors. The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan. The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,750,000 shares of common stock, of which 872,549 shares remain available for grant at September 30, 2010. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, and generally have a five-year ratable vesting period and a seven-year contractual term. Restricted stock awards are usually granted with either a three-year or five-year ratable vesting period.
The fair value of option awards is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on a combination of implied volatilities from traded options on our stock and historical volatility of our stock. Expected term/life, which represents the period of time that options granted are expected to be outstanding, is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected term of the grant. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Black-Scholes assumptions used for stock options grants during the first nine months of 2009 are as follows. We only granted non-vested shares in 2010.

Nine Months Ended
September 30, 2009
Expected volatility	86.51%
Expected dividends	0%
Expected term (in years)	3.68
Risk-free interest rate	1.60%
Weighted average grant date fair value of options granted	$8.69
As of September 30, 2010, we had $9.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining respective vesting periods — a weighted-average period of 2.39 years. For the three months ended September 30, 2010 and 2009, our total stock-based compensation expense was $1.6 million and $2.2 million, respectively. For the nine months ended September 30, 2010 and 2009, our total stock-based compensation expense was $4.1 million and $4.5 million, respectively. We granted 315,000 non-vested shares during the first nine months of 2010. We also granted an additional 67,500 non-vested shares that will only vest if certain performance criteria are met. The expense associated with these performance-based non-vested shares will only be recognized when it is determined to be probable that the target performance thresholds will be met and the shares will vest.
NOTE 9 — INCOME TAXES
Components of the income tax benefit/(provision) are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Federal	$589	$(138)	$519	$(1,916)
State	(101)	(8)	(377)	(24)

Total	$488	$(146)	$142	$(1,940)

Unrecognized tax benefits were $4.7 million at September 30, 2010 and relate to items from prior years. The entire balance is due to the limited reopening of expired statutes of limitation for years to which the 2009 loss was carried back pursuant to the Worker, Homeowner and Business Assistance Act of 2009, which extended the permitted carryback period for net operating losses. Interest and penalties are accrued on unrecognized tax benefits and included in federal income tax expense. The total amount of interest and penalties on uncertain tax positions included in income tax expense for the three months ended September 30, 2010 was $30,000 of interest on the positions reopened due to the 2009 loss carryback.

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at September 30, 2010 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets relating to our federal and state NOL carryovers. Although we have fully reserved our deferred tax asset, we have not forfeited our right to carry forward tax losses 20 years and apply such tax losses against taxable income in such years, thereby reducing our future tax obligations. Therefore, during any periods where we earn taxable income, we anticipate being able to reverse a portion of our previously recognized tax valuation allowance.
At September 30, 2010 and December 31, 2009, we had a valuation allowance of $88.4 million ($61.8 million federal and $26.6 million state) and $92.6 million ($65.2 million federal and $27.4 million state), respectively, against deferred tax assets. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws, which currently would allow us to offset future federal taxable income generated through 2029. State deferred tax assets include $21.4 million of state net operating loss carryovers as of December 31, 2009 that begin to expire in 2012. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and state NOL carryovers.
At September 30, 2010, the income tax payable of $1.9 million primarily consists of tax and interest amounts that we expect to pay within one year for having amended a prior-year federal tax return. We collected $90.5 million of our December 31, 2009 receivable in the first quarter of 2010. The federal loss carryback period reverted back to two years for our 2010 fiscal year and there is no available taxable income in the two-year carryback period for us to utilize any tax loss coming out of 2010.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2005. Due to the recently enacted Act, the federal statutes of limitations reopened on a limited basis for years to which the 2009 loss was carried back. In 2008, the IRS commenced an audit of our consolidated U.S. tax return and refund claim for 2007. The audit is now complete. There were no audit adjustments to report that would materially affect our deferred tax assets or income tax payable at September 30, 2010.
The tax benefits from our net operating losses, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experienced an “ownership change” as defined under IRC §382. Based on our analysis performed as of September 30, 2010, we do not believe that we have experienced an ownership change. As a protective measure, we held a Special Meeting of Stockholders on February 16, 2009, and our stockholders approved an amendment to our Articles of Incorporation that restricted certain transfers of our common stock. The amendment will help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.

NOTE 10 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash paid/(received) during the period for:
Interest, net of interest capitalized	$24,708	$27,935
Income taxes	$(94,640)	$(107,624)
Non-cash operating activities (decrease)/increase:
Real estate not owned	$(6,422)	$5,826
Non-cash investing activities:
Distributions from unconsolidated entities	$294	$261
Non-cash financing activities:
Equity issued for debt extinguishment	$0	$14,312
NOTE 11 — OPERATING AND REPORTING SEGMENTS
As defined in ASC Subtopic 280-10, Segment Reporting, we have six operating segments (the six states in which we operate). These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics and geographical proximity. Our reporting segments are as follows:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue (1):
West	$47,207	$26,954	$127,126	$99,766
Central	161,658	192,246	535,682	548,885
East	24,938	12,616	64,204	35,842

Consolidated total	233,803	231,816	727,012	684,493

Operating income/(loss) (2):
West	3,316	(4,307)	6,474	(23,053)
Central	6,830	2,661	32,446	(52,466)
East	2,874	(2,620)	5,989	(4,963)

Segment operating income/(loss)	13,020	(4,266)	44,909	(80,482)
Corporate and unallocated (3)	(5,761)	(5,483)	(16,748)	(16,057)
Earnings/(loss) from unconsolidated entities, net	1,243	(899)	3,832	1,350
Interest expense	(8,425)	(8,853)	(25,273)	(28,515)
Other income, net	654	1,862	4,637	6,512
(Loss)/gain on extinguishment of debt	0	0	(3,454)	9,390

Income/(loss) before income taxes	$731	$(17,639)	$7,903	$(107,802)

	At September 30, 2010
				Corporate and
	West	Central	East	Unallocated (4)	Total
Deposits on real estate under option or contract	$200	$10,515	$172	$0	$10,887
Real estate	166,667	528,863	49,278	0	744,808
Investments in unconsolidated entities	158	10,540	97	401	11,196
Other assets	6,602	41,329	3,585	422,254	473,770

Total assets	$173,627	$591,247	$53,132	$422,655	$1,240,661

	At December 31, 2009
				Corporate and
	West	Central	East	Unallocated (4)	Total
Deposits on real estate under option or contract	$25	$8,340	$271	$0	$8,636
Real estate	142,829	499,319	32,889	0	675,037
Investments in unconsolidated entities	260	11,339	64	219	11,882
Other assets	10,498	41,529	1,248	493,837	547,112

Total assets	$153,612	$560,527	$34,472	$494,056	$1,242,667

(1)	Revenue includes the following land closing revenue, by segment: nine months ended September 30, 2010 — $1.2 million in Central Region; nine months ended September 30, 2009 — $1.3 million in Central Region.

(2)	See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.

(3)	Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the reporting segments.

(4)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
During the third quarter of 2010, the homebuilding industry’s results were negatively impacted by the expiration of the home-buyer tax credit as well as concerns about a double-dip recession driven by the recent news of the weak national and global economies. The tax credit purchase deadline of April 30, 2010 generated increased sales volume for the first four months of the year and translated into stronger closings for the second quarter of 2010. Subsequent to April 30, 2010, the entire homebuilding industry experienced larger-than-anticipated declines in sales, which we believe were further exacerbated by a general weakness in the national and global markets. In the third quarter of the year, national new home start permits continued to reflect weakness, decreasing 9.6 % from the second quarter of the year. Additionally, while unemployment rates improved marginally throughout 2010 to 9.6% as of September 2010 from 10.0% at December 2009, as reported by the US Department of Labor, we believe that as long as these unemployment rates continue to remain at these historically high levels, they will be a likely limiting factor in making a home-buying decision and will continue to impact the sales pace of the industry. Therefore, although we have had some early indications that certain of our markets may have reached a bottom, we do not know if the national homebuilding market has reached a bottom and we expect continued volatility for the next several quarters as the economy’s anticipated recovery may be uneven.
Summary Company Results
As noted above, our results for the quarter ended September 30, 2010 reflect the difficult sales environment experienced after the homebuyer tax credit expiration earlier this year. Additionally, the weakness of the general economy and the homebuilding markets in particular are evidenced by the fluctuations in our operational results for the first nine months of 2010.

Total home closing revenue was $233.8 million and $725.8 million for the three and nine months ended September 30, 2010, respectively, increasing 0.9% and 6.2% from the same periods last year. We generated net income of $1.2 million and $8.0 million for the three- and nine-month periods ended September 30, 2010 as compared to loss of $(17.8) and $(109.7) million for the same periods in 2009. Quarter-over-quarter home closing revenue remained relatively consistent; however, our results reflected a 20.7% increase in average sales price, primarily due to changes in geographic mix and increased sales in our higher-priced in-fill communities, offset by a 16.5% decrease in closing units in line with our 12.4% decrease in the average number of active communities in the third quarter of 2010 as compared to 2009. The net income improvements both quarter- and year-to-date are the result of fewer real-estate-related impairments recorded, with only $792,000 (pre-tax) in the third quarter of 2010 as compared to $13.2 million in the same period in 2009 and $1.6 million versus $90.3 million year-to-date 2010 and 2009, respectively. Our year-to-date 2010 results also include $3.5 million of losses from early extinguishment of debt, while the nine months ending September 30, 2009 include $9.4 million of gains from early extinguishment of debt.
At September 30, 2010, our backlog of $242.4 million reflects a decrease of 40.1% or $162.4 million when compared to the backlog at September 30, 2009 and a $50.2 million or 17.2% decrease from our June 30, 2010 balance of $292.6 million. We believe the decline is mainly due to the expiration of the federal homebuyer tax credit program, which negatively impacted sales volume for the past several months and the decrease in average actively selling communities as discussed. In the third quarter of 2010, our cancellation rate on sales orders increased to 24% of gross orders as compared to 20% in the same period a year ago, which is in line with our historical rate of mid 20’s.
Company Actions and Positioning
In response to the sustained downturn in our industry over the last several years, we are executing the following initiatives to differentiate ourselves from other production builders and focus on profitability:
•	Launching our company-wide operating strategy, Meritage Forward, and the roll-out of associated initiatives such as the Simply Smart SeriesTM, a lower-cost alternative for our first-time buyers, our 99-day closing guarantee and Meritage Green, our energy-efficient prototype communities;
•	Managing our total lot supply to align with our Meritage Forward strategy by contracting for reasonably-priced lots in select locations;
•	Exercising tight control over cash flows;
•	Renegotiating construction costs with our subcontractors where possible;
•	Redesigning product offering to reduce costs and sales prices and tailor our product to meet today’s buyers’ affordability demands;
•	Changing sales and marketing efforts to generate additional traffic;
•	Continuing to consolidate overhead functions at all of our divisions and corporate offices to reduce general and administrative burden;
•	Monitoring our customer satisfaction scores and working toward improving them based on the results of the surveys.
We continue to believe that many of our communities, particularly our newer acquisitions, are located in highly-sought after markets that should compete well in the marketplace. In these locations, we believe the value and desirability of the community will allow us to maintain our pricing and reasonable absorptions, despite the current economic conditions. Although due to the duration and extent of the economic down cycle we are unable to predict the timing or extent of a recovery, we continue to believe in the long-term viability of the domestic homebuilding market and that builders with in-depth industry expertise will benefit when the housing market recovers.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2010 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2009 Annual Report on Form 10-K.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):
Home Closing Revenue

	Three Months Ended September 30,		Quarter over Quarter
	2010	2009	Chg $	Chg %

Total
Dollars	$233,803	$231,816	$1,987	0.9%
Homes closed	848	1,015	(167)	(16.5)%
Avg sales price	$275.7	$228.4	$47.3	20.7%

West Region
California
Dollars	$43,803	$20,319	$23,484	115.6%
Homes closed	112	62	50	80.6%
Avg sales price	$391.1	$327.7	$63.4	19.3%
Nevada
Dollars	$3,404	$6,635	$(3,231)	(48.7)%
Homes closed	17	33	(16)	(48.5)%
Avg sales price	$200.2	$201.1	$(0.9)	(0.4)%
West Region Totals
Dollars	$47,207	$26,954	$20,253	75.1%
Homes closed	129	95	34	35.8%
Avg sales price	$365.9	$283.7	$82.2	29.0%

Central Region
Arizona
Dollars	$41,387	$38,617	$2,770	7.2%
Homes closed	167	213	(46)	(21.6)%
Avg sales price	$247.8	$181.3	$66.5	36.7%
Texas
Dollars	$107,663	$142,697	$(35,034)	(24.6)%
Homes closed	425	611	(186)	(30.4)%
Avg sales price	$253.3	$233.5	$19.8	8.5%
Colorado
Dollars	$12,608	$10,932	$1,676	15.3%
Homes closed	39	36	3	8.3%
Avg sales price	$323.3	$303.7	$19.6	6.5%
Central Region Totals
Dollars	$161,658	$192,246	$(30,588)	(15.9)%
Homes closed	631	860	(229)	(26.6)%
Avg sales price	$256.2	$223.5	$32.7	14.6%

East Region
Florida
Dollars	$24,938	$12,616	$12,322	97.7%
Homes closed	88	60	28	46.7%
Avg sales price	$283.4	$210.3	$73.1	34.8%

Home Closing Revenue

	Nine Months Ended September 30,		Year over Year
	2010	2009	Chg $	Chg %

Total
Dollars	$725,790	$683,208	$42,582	6.2%
Homes closed	2,863	2,837	26	0.9%
Avg sales price	$253.5	$240.8	$12.7	5.3%

West Region
California
Dollars	$114,498	$76,042	$38,456	50.6%
Homes closed	323	218	105	48.2%
Avg sales price	$354.5	$348.8	$5.7	1.6%
Nevada
Dollars	$12,628	$23,724	$(11,096)	(46.8)%
Homes closed	65	112	(47)	(42.0)%
Avg sales price	$194.3	$211.8	$(17.5)	(8.3)%
West Region Totals
Dollars	$127,126	$99,766	$27,360	27.4%
Homes closed	388	330	58	17.6%
Avg sales price	$327.6	$302.3	$25.3	8.4%

Central Region
Arizona
Dollars	$119,147	$111,063	$8,084	7.3%
Homes closed	548	563	(15)	(2.7)%
Avg sales price	$217.4	$197.3	$20.1	10.2%
Texas
Dollars	$382,592	$403,535	$(20,943)	(5.2)%
Homes closed	1,578	1,679	(101)	(6.0)%
Avg sales price	$242.5	$240.3	$2.2	0.9%
Colorado
Dollars	$32,721	$33,002	$(281)	(0.9)%
Homes closed	110	105	5	4.8%
Avg sales price	$297.5	$314.3	$(16.8)	(5.3)%
Central Region Totals
Dollars	$534,460	$547,600	$(13,140)	(2.4)%
Homes closed	2,236	2,347	(111)	(4.7)%
Avg sales price	$239.0	$233.3	$5.7	2.4%

East Region
Florida
Dollars	$64,204	$35,842	$28,362	79.1%
Homes closed	239	160	79	49.4%
Avg sales price	$268.6	$224.0	$44.6	19.9%

Home Orders (1)

	Three Months Ended September 30,		Quarter over Quarter
	2010	2009	Chg $	Chg %

Total
Dollars	$183,571	$254,347	$(70,776)	(27.8)%
Homes ordered	706	1,098	(392)	(35.7)%
Avg sales price	$260.0	$231.6	$28.4	12.3%

West Region
California
Dollars	$29,614	$40,483	$(10,869)	(26.8)%
Homes ordered	86	130	(44)	(33.8)%
Avg sales price	$344.3	$311.4	$32.9	10.6%
Nevada
Dollars	$2,279	$6,637	$(4,358)	(65.7)%
Homes ordered	11	33	(22)	(66.7)%
Avg sales price	$207.2	$201.1	$6.1	3.0%
West Region Totals
Dollars	$31,893	$47,120	$(15,227)	(32.3)%
Homes ordered	97	163	(66)	(40.5)%
Avg sales price	$328.8	$289.1	$39.7	13.7%

Central Region
Arizona
Dollars	$39,214	$40,490	$(1,276)	(3.2)%
Homes ordered	156	212	(56)	(26.4)%
Avg sales price	$251.4	$191.0	$60.4	31.6%
Texas
Dollars	$82,584	$134,948	$(52,364)	(38.8)%
Homes ordered	347	597	(250)	(41.9)%
Avg sales price	$238.0	$226.0	$12	5.3%
Colorado
Dollars	$12,603	$10,342	$2,261	21.9%
Homes ordered	39	35	4	11.4%
Avg sales price	$323.2	$295.5	$27.7	9.4%
Central Region Totals
Dollars	$134,401	$185,780	$(51,379)	(27.7)%
Homes ordered	542	844	(302)	(35.8)%
Avg sales price	$248.0	$220.1	$27.9	12.7%

East Region
Florida
Dollars	$17,277	$21,447	$(4,170)	(19.4)%
Homes ordered	67	91	(24)	(26.4)%
Avg sales price	$257.9	$235.7	$22.2	9.4%

(1)	Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

Home Orders (1)

	Nine Months Ended September 30,		Year over Year
	2010	2009	Chg $	Chg %

Total
Dollars	$680,666	$749,963	$(69,297)	(9.2)%
Homes ordered	2,670	3,232	(562)	(17.4)%
Avg sales price	$254.9	$232.0	$22.9	9.9%

West Region
California
Dollars	$108,156	$93,688	$14,468	15.4%
Homes ordered	312	287	25	8.7%
Avg sales price	$346.7	$326.4	$20.3	6.2%
Nevada
Dollars	$11,651	$19,549	$(7,898)	(40.4)%
Homes ordered	59	99	(40)	(40.4)%
Avg sales price	$197.5	$197.5	$0	0%
West Region Totals
Dollars	$119,807	$113,237	$6,570	5.8%
Homes ordered	371	386	(15)	(3.9)%
Avg sales price	$322.9	$293.4	$29.5	10.1%

Central Region
Arizona
Dollars	$126,743	$119,295	$7,448	6.2%
Homes ordered	560	621	(61)	(9.8)%
Avg sales price	$226.3	$192.1	$34.2	17.8%
Texas
Dollars	$330,582	$431,725	$(101,143)	(23.4)%
Homes ordered	1,375	1,899	(524)	(27.6)%
Avg sales price	$240.4	$227.3	$13.1	5.8%
Colorado
Dollars	$36,903	$32,910	$3,993	12.1%
Homes ordered	118	107	11	10.3%
Avg sales price	$312.7	$307.6	$5.1	1.7%
Central Region Totals
Dollars	$494,228	$583,930	$(89,702)	(15.4)%
Homes ordered	2,053	2,627	(574)	(21.9)%
Avg sales price	$240.7	$222.3	$18.4	8.3%

East Region
Florida
Dollars	$66,631	$52,796	$13,835	26.2%
Homes ordered	246	219	27	12.3%
Avg sales price	$270.9	$241.1	$29.8	12.4%

(1)	Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Three Months Ended September 30,
	2010		2009
	Beginning	Ending	Beginning	Ending

Active Communities
Total	148	150	178	162

West Region
California	12	13	12	9
Nevada	5	5	12	6

West Region Total	17	18	24	15

Central Region
Arizona	33	32	31	28
Texas	78	82	108	102
Colorado	7	8	4	3

Central Region Total	118	122	143	133

East Region (Florida)	13	10	11	14

	Nine Months Ended September 30,
	2010		2009
	Beginning	Ending	Beginning	Ending

Active Communities
Total	153	150	178	162

West Region
California	7	13	12	9
Nevada	6	5	12	6

West Region Total	13	18	24	15

Central Region
Arizona	26	32	31	28
Texas	98	82	109	102
Colorado	6	8	3	3

Central Region Total	130	122	143	133

East Region (Florida)	10	10	11	14

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cancellation Rates (1)
Total	24%	20%	20%	23%

West Region
California	20%	11%	16%	19%
Nevada	27%	20%	18%	20%
West Region Total	20%	13%	16%	19%

Central Region
Arizona	14%	11%	13%	13%
Texas	30%	25%	25%	28%
Colorado	22%	10%	18%	16%
Central Region Total	26%	21%	22%	24%

East Region (Florida)	14%	16%	15%	16%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog (1)

	Nine Months Ended September 30,		Year over Year
	2010	2009	Chg $	Chg %

Total
Dollars	$242,411	$404,786	$(162,375)	(40.1)%
Homes in backlog	902	1,676	(774)	(46.2)%
Avg sales price	$268.7	$241.5	$27.2	11.3%

West Region
California
Dollars	$27,980	$51,556	$(23,576)	(45.7)%
Homes in backlog	78	156	(78)	(50.0)%
Avg sales price	$358.7	$330.5	$28.2	8.5%
Nevada
Dollars	$1,694	$2,278	$(584)	(25.6)%
Homes in backlog	8	12	(4)	(33.3)%
Avg sales price	$211.8	$189.8	$22	11.6%
West Region Totals
Dollars	$29,674	$53,834	$(24,160)	(44.9)%
Homes in backlog	86	168	(82)	(48.8)%
Avg sales price	$345.0	$320.4	$24.6	7.7%

Central Region
Arizona
Dollars	$39,706	$50,443	$(10,737)	(21.3)%
Homes in backlog	159	248	(89)	(35.9)%
Avg sales price	$249.7	$203.4	$46.3	22.8%
Texas
Dollars	$129,554	$258,345	$(128,791)	(49.9)%
Homes in backlog	512	1,107	(595)	(53.7)%
Avg sales price	$253.0	$233.4	$19.6	8.4%
Colorado
Dollars	$15,638	$13,173	$2,465	18.7%
Homes in backlog	47	46	1	2.2%
Avg sales price	$332.7	$286.4	$46.3	16.2%
Central Region Totals
Dollars	$184,898	$321,961	$(137,063)	(42.6)%
Homes in backlog	718	1,401	(683)	(48.8)%
Avg sales price	$257.5	$229.8	$27.7	12.1%

East Region
Florida
Dollars	$27,839	$28,991	$(1,152)	(4.0)%
Homes in backlog	98	107	(9)	(8.4)%
Avg sales price	$284.1	$270.9	$13.2	4.9%

(1)	Our backlog represented net sales that have not yet closed.

Operating Results
Companywide. Home closing revenue for the three months ended September 30, 2010 increased $2.0 million or 0.9% when compared to the same period in the prior year, primarily due to the 20.7% increase in average sales price, partially offset by a 16.5% unit decrease, or 167 fewer closings. The 392 sales unit decrease for the quarter ended September 30, 2010 over the prior year period was also partially offset by average sales price increase of 12.3%. These increases in average sales prices reflect the higher sales prices earned by our new closer-in communities and the shift in our sales mix to higher-priced markets outside of Texas, particularly California and Florida. The overall year-over-year sales declines translated to a decrease to our backlog of 774 units, down to 902 homes as of September 30, 2010 as compared to 1,676 homes at September 30, 2009. Our sales and backlog were also impacted by the 12.4% decrease in our average actively-selling community count from 170 at the three months ended September 30, 2009 to 149 for September 30, 2010.
Closing units for the nine months ended September 30, 2010 increased 26 homes or 0.9% over 2009, primarily due to the success of our new communities, which are experiencing higher absorption rates than our legacy communities and the high volume of closings in the first half of the year that we believe were at least partially driven by the federal tax credits. Lower sales volume of 2,670 units in the first nine months of 2010 as compared to 3,232 in the same period of 2009 reflects the softer demand in recent months, largely caused by the April 30, 2010 contract signing deadline for the homebuyer tax credit and the continuing consumer sentiment regarding current economic conditions.
West. In the third quarter of 2010, home closings in our West Region increased 34 units or 35.8%, for total revenue of $47.2 million, a 75.1% or $20.3 million increase as compared to 2009. These results were primarily due to the 50 unit and $23.5 million revenue increases in our California markets. We have been reloading our land position in California over the last 12 months, and the positive trends are the result of the increased volume of new stores located in sought-after markets. Sales in the third quarter of 2010 dipped 32.3% to $31.9 million on 97 units as compared to $47.1 million on 163 units in the same quarter of last year, due to the weak demand for homes after the expiration of the tax credit. The decreases in recent sales activity coupled with strong closings volume led to the $24.2 million or 44.9% decrease in our ending backlog as of September 30, 2010 versus 2009.
For the nine months ended September 30, 2010, home closings in our West Region increased 58 units to 388 closings, resulting in a 27.4% increase in home closing revenue as compared to the same period in the prior year. Sales in the first nine months of 2010 decreased 15 units, but increased 10.1% in average sales prices, resulting in a net 2010 increase of $6.6 million to $119.8 million of sales volume over the same period of 2009. The Region’s average sales price increases reflect the roll-out of our new subdivisions in desirable sub-markets that provide quality homes that are designed to compete with resales and foreclosures, while the unit declines continue to highlight the difficult homebuilding environment.
Central. In the third quarter of 2010, home closings in our Central Region decreased 229 units, or 26.6%, partially offset by a 14.6% increase in average sales price, for total revenue of $161.7 million, a 15.9% or $30.6 million decrease compared to the third quarter of 2009. Although Texas remained a relatively good market, during the third quarter of 2010 it experienced a 41.9% decrease in sales units, due in part to its 23.8% decrease in average active communities for the same period as compared to the prior year. The decrease in active communities is a result of scheduled closing of our older communities and redeployment of our capital to select markets that presented better opportunities to purchase discounted lots that are anticipated to generate higher margins. This strategy has resulted in the rebalancing of assets from Texas into other markets, primarily Arizona, California and Florida.
Arizona volumes were also impacted by the softening markets as recent housing demand was weak, with 21.6% reductions in closed units and 26.4% reductions in sold units; however, the shift to newer communities contributed to higher sales prices that partially offset the unit declines. The successful acquisition of new land positions in Colorado also contributed to the Region’s performance, with 39 closings and $12.6 million of associated revenue. Colorado was our only state that did not experience any sales deterioration in the third quarter of 2010 as compared to 2009, with a 21.9% increase in orders dollars, primarily due to increased community count. The slower sales pace and steady closings in most of our Arizona and Texas communities led to the Region’s 48.8% decline in ending backlog to 718 units with a value of $184.9 million as of September 30, 2010 compared to $322.0 million as of September 30, 2009, however, average sales prices of homes in backlog increased to $257,500 in 2010, as compared to $229,800 in 2009, primarily due to product mix and a shift of the composition of the Region to in-fill communities with higher average sales prices.

Year-to-date, the Region’s revenues experienced a slight dip to $534.5 million of closings volume on 2,236 closings, a $13.1 million decrease from the prior year. The 574-unit and $89.7 million decreases in sales in the first nine months of 2010 echo the declines experienced in the third quarter.
East. In the third quarter of 2010, home closings in our East Region increased 46.7%, for total revenue of $24.9 million, a 97.7% increase in home closing revenue as compared to the third quarter of 2009. The increase in closing volume is an indicator of the success that our new Florida communities are experiencing. The Region experienced a 24-unit decrease in orders for the quarter ended September 30, 2010 with 67 units as compared to 91 in the same period in the prior year, partially offset by a $22,200 increase in average sales price due to the mix of homes from our new communities. Although our East Region experienced a decline consistent with our overall operations due to weak post tax-credit housing demand, as the Region’s community supply is primarily comprised of well-located lots purchased in the last two years at depressed pricing, we believe the low lot basis has helped the overall performance of this Region.
The Region’s home closings for the nine months ended September 30, 2010 increased 79 units, or 49.4%, with a 19.9% increase in average sales price. These increases generated total revenue of $64.2 million for the nine months ended September 30, 2010, a 79.1% increase over the same period a year ago. Year-to-date orders for the nine months ended September 30, 2010 increased 12.3% to 246 units as compared to the same period one year ago. The same factors that impacted the third quarter performance also impacted the year-to-date results.
Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine months Ended September 30,
	2010		2009		2010		2009
		% of Home		% of Home		% of Home		% of Home
		Closing		Closing		Closing		Closing
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Home Closing Gross Profit/(Loss)
Total	$42,561	18.2%	$23,183	10.0%	$133,455	18.4%	$1,449	0.2%
Add back Impairments	680		10,354		1,526		86,943

Adjusted Gross Margin	$43,241	18.5%	$33,537	14.5%	$134,981	18.6%	$88,392	12.9%

West	$8,241	17.5%	$790	2.9%	$21,589	17.0%	$(7,219)	(7.2)%
Add back Impairments	38		2,385		131		16,804

Adjusted Gross Margin	$8,279	17.5%	$3,175	11.8%	$21,720	17.1%	$9,585	9.6%

Central	$28,616	17.7%	$23,427	12.2%	$98,058	18.3%	$8,641	1.6%
Add back Impairments	597		5,677		1,350		66,020

Adjusted Gross Margin	$29,213	18.1%	$29,104	15.1%	$99,408	18.6%	$74,661	13.6%

East	$5,704	22.9%	$(1,034)	(8.2)%	$13,808	21.5%	$27	0.1%
Add back Impairments	45		2,292		45		4,119

Adjusted Gross Margin	$5,749	23.1%	$1,258	10.0%	$13,853	21.6%	$4,146	11.6%

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
Home closing gross profit increased to a margin of 18.2% for the quarter ended September 30, 2010 as compared to 10.0% for the quarter ended September 30, 2009. This increase is primarily due to higher levels of impairments recorded in 2009, with $10.4 million recorded in the third quarter of the year versus $680,000 in the third quarter of 2010. Excluding these impairments, gross margins were 18.5% and 14.5% for the quarters ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, our gross profit was 18.4% as compared to 0.2% from the same period in the prior year. Excluding the impact of impairments of $1.5 million and $86.9 million in the first nine months of 2010 and 2009, respectively, gross margins were 18.6% and 12.9% for the same periods. Our ability to improve pre-impairment gross margins from 2009 is to a large extent due to the cost benefits achieved through our re-designed product and negotiated price reductions of materials and labor and the benefit of a lower basis of some of our lot inventory from the bargain prices obtained on our recently-acquired lots. We have also reduced our construction cycle times, which resulted in further cost savings and re-designed our product to capitalize on construction and material efficiencies. We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.
West. Our West Region home closing gross profit increased to a margin of 17.5% for the three months ended September 30, 2010 from 2.9% in the same period of 2009. For the first nine months of 2010, the gross profit/(loss) was 17.0% compared to (7.2)% in the first nine months of 2009. Excluding impairments, the gross margins in the third quarter of 2010 and 2009 were 17.5% and 11.8%, respectively, and 17.1% and 9.6% for the first nine months of 2010 and 2009. As discussed above, we have been successful in reducing costs and also benefited from bargain-priced lots acquired in our California communities over the last 18 months, generating higher margins.
Central. The Central Region’s 17.7% and 18.3% home closing gross margin for the three and nine months ended September 30, 2010, respectively, increased from 12.2% and 1.6% in the same periods of 2009. The increase in gross margin in the current quarter is attributable to the reduced volume of impairments recorded in the current year as compared to the same period in the prior year. The Central Region’s home closing margins include $597,000 and $1.4 million of real estate-related impairments for the three and nine months ended September 30, 2010, compared to $5.7 million and $66.0 million for the three and nine months ended in the same periods of 2009. Excluding these impairments, gross margins would have been 18.1% and 15.1% for the three months ended September 30, 2010 and 2009, respectively, and 18.6% and 13.6% for the nine months ended September 30, 2010 and 2009, respectively. The increase is primarily due to successful cost reductions and redesigned product offerings in our communities and, to a lesser extent, bargain-priced lots.
East. This Region experienced home closing gross margins/(losses) of 22.9% and 21.5% for the three and nine months ended September 30, 2010 as compared to (8.2)% and 0.1% for the same periods in the prior year. The improvement in the home closing gross margin is partly due to minimal real-estate related impairment charges during the three and nine months ended September 30, 2010 as compared to $2.3 and $4.1 million for the same periods in 2009, as well as the lower land basis from our recently acquired lots and the benefits realized from the cost reductions noted above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Commissions and Other Sales Costs
Dollars	$19,624	$18,382	$58,452	$55,625
Percent of home closing revenue	8.4%	7.9%	8.1%	8.1%

General and Administrative Expenses
Dollars	$15,678	$14,269	$47,100	$41,913
Percent of total revenue	6.7%	6.2%	6.5%	6.1%

Interest Expense
Dollars	$8,425	$8,853	$25,273	$28,515

Loss/(Gain) on Extinguishment of Debt
Dollars	$0	$0	$3,454	$(9,390)

(Benefit)/Provision for Income Taxes
Dollars	$(488)	$146	$(142)	$1,940
Effective tax rate	66.8%	0.8%	1.8%	1.8%
Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. As a percentage of home closing revenue, these costs increased to 8.4% for the three months ended September 30, 2010 from 7.9% for the three ended September 30, 2009, and held constant at 8.1% for the nine months ended September 30, 2010 and 2009. Although we have concentrated our efforts to regionalize and nationalize marketing campaigns to gain efficiencies and reduce cost, as well as reduce the number of models and related overhead at our model complexes, certain external broker commission programs, advertising campaigns to increase traffic and absorptions and increased sales training resulted in the $1.2 million and $2.8 million increase, respectively, in the current quarter’s and year-to-date expenses.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased $1.4 million and $5.2 million in the three and nine months ended September 30, 2010, and were 6.7% and 6.5% of total revenue for the three and nine months ended September 30, 2010, as compared to 6.2% and 6.1% for the same periods in 2009. The year-over-year increases are primarily due to increases in certain legal accruals, sublease shortfalls, and compensation-related expenses.
Interest Expense
Interest expense is comprised of interest incurred but not capitalized on our senior and senior subordinated notes. For the three and nine months ended September 30, 2010, our non-capitalizable interest expense was $8.4 million and $25.3 million, respectively, as compared to $8.9 million and $28.5 million for the same periods in the prior year. We expect our eligible assets under construction to remain below our debt balance for the remainder of 2010, and therefore, we will continue to incur interest charges for the rest of the year.
(Loss)/Gain on Extinguishment of Debt
During the second quarter of 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at 97.567% of par value to yield 7.50%. Concurrent with the issuance of the 2020 notes, we repurchased all of our $130 million 7.0% senior notes maturing 2014 and $65 million of our 6.25% senior notes maturing 2015. In connection with these transactions, we recorded a $3.5 million net loss on early extinguishment of debt, which is reflected in our statement of operations for the nine months ended September 30, 2010.

During the nine months ended September 30, 2009, we retired $24.1 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 783,000 shares of our common stock in privately negotiated transactions, at an average 41% discount from the face value of the notes, resulting in a $9.4 million gain on early extinguishment of debt for the nine months ended September 30, 2009.
Income Taxes
During the three and nine months ended September 30, 2010, we reported a tax benefit of 66.8% and 1.8%, respectively, compared to an effective rate of 0.8% and 1.8% for the three and nine months ended September 30, 2009. The change in our tax rate is primarily attributable to the Texas franchise tax on our gross margin and the true-up of our deferred taxes based on the 2009 federal tax return as filed in the third quarter.
Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2010 were operating expenses, home construction, the payment of routine liabilities, and the acquisition of new lot positions. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring lots in our markets to maintain and start to grow our lot supply, replacing older communities that are near close-out and acquiring communities in locations we deem key to our success. Accordingly, on a go-forward basis, as demand for new homes stabilizes and improves and we begin to expand our business, we expect that cash outlays for land purchases may exceed our cash generated by operations. During the first nine months of 2010, we purchased about 4,800 lots for $178.9 million, started about 2,875 homes and closed 2,863 homes.
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory acquisition and development. Executing on our strategy of reducing inventory and curtailing spending on under-performing assets, we generated $38.2 million of positive operating cash flows in the first nine months of 2010 due in large part to the collection of $90.5 million of income tax refunds, offset with an increase in our inventory of $70.9 million, primarily due to lot acquisitions. As we have no bond maturities until 2015, we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire well-positioned lots that represent opportunities to generate more normal margins.
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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At	At
	September 30, 2010	December 31, 2009
Senior and senior subordinated notes	$605,623	$605,009
Stockholders’ equity	499,302	485,425

Total capital	$1,104,925	$1,090,434
Debt-to-capital (1)	54.8%	55.5%

Senior and senior subordinated notes	$605,623	$605,009
Less: cash and cash equivalents, restricted cash, and investments and securities	(419,843)	(391,378)

Net debt	185,780	213,631
Stockholders’ equity	499,302	485,425

Total capital	$685,082	$699,056
Net debt-to-capital (2)	27.1%	30.6%

(1)	Debt-to-capital is computed as senior and senior subordinated notes divided by the aggregate of total senior and senior subordinated notes and stockholders’ equity.

(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity.
Covenant Compliance
We were in compliance with all covenants as of the quarter ended September 30, 2010. The following tables reflect our debt covenant calculations under our 6.25% senior notes and our 7.731% senior subordinated notes (our most restrictive series of notes) as of September 30, 2010:

	Requirement
Financial Ratio	($ in thousands)	Actual
Fixed Charge Coverage (1)	> 2.00	1.59
Leverage Ratio (1)	< 3.00	1.27

(1)	Failure to maintain both the Fixed Charge Ratio and the Leverage Ratio does not result in a default under the indentures. Rather a failure to maintain both would only result in a prohibition from incurring additional indebtedness. As of September 30, 2010, we were in compliance with the Leverage Ratio and therefore, the prohibition against incurring additional debt is not applicable. See Part II, Item 7 on our 2009 Annual Report on Form 10-K for additional discussion regarding the covenants.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report include statements concerning: our belief that we have strong liquidity; trends concerning sales prices and absorption rates, construction costs, sales orders, cancellations, gross margins, and future home inventories and our strategies and plans relating thereto, including our plans and strategies to redeploy cash to rebuild our reduced lot positions; that we expect continual volatility for the next several quarters in the homebuilding markets; that our recent lot acquisitions will generate higher margins; the outcome of pending tax audits; our exposure to joint ventures, including whether certain guarantees relating to our joint ventures will be triggered and our exposure to indemnities relating to our joint ventures; expectations regarding our industry and our business for the remainder of 2010; our land and lot acquisition strategy; our expectation that existing letters of credit and performance and surety bonds will not be drawn on; the expected outcome of legal proceedings, judgments and awards against us; the sufficiency of our capital resources to support our business strategy; the future impact and recognition of deferred tax assets or liabilities; the impact of new accounting pronouncements and changes in accounting estimates; the expected vesting periods of unrecognized compensation expense; our exposure to construction defect claims relating to homes that we constructed with Chinese drywall, including that the exposure in Texas appears to be isolated and the sufficiency of our existing reserve and the potential need for additional warranty reserves relating to Chinese drywall and other warranty claims; the benefits of our equity-based compensation program; our strategies and anticipated benefits, including cost reductions and increased sales, from redesigning our home lines with lower price points, lower construction costs, faster build times, and more environmental features; that during the remainder of 2010 we will incur interest charges in amounts greater than can be capitalized; our strategies and intentions to increase our lot inventory and level of unsold inventory; our ability and intent to hold investments until maturity; our intention to pursue other parties to recover costs we have incurred or will incur relating to Chinese drywall; that cash outlays for land purchases may exceed cash generated from operations; the possibility that we may seek additional capital; seasonality; our intentions about the use of derivatives for speculative purposes; and seasonality.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
All of our debt is fixed rate and is made up of our $285.0 million in principal of our 6.25% senior notes due 2015, $125.9 million in principal of our 7.731% senior subordinated notes due 2017, and $200.0 million in principal of our 7.15% senior notes due 2020. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt.
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
Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At September 30, 2010, we had approximately $10.8 million in accrued legal expenses and settlement costs relating to claims for which we believe it is probable that we will be required to incur costs and where the potential expenditure can be reasonably estimated. Additionally, $29.9 million of warranty costs are reserved for warranty claims and litigation where our ultimate exposure is considered probable and where the potential expenditure can be reasonably estimated. Historically, most warranty claims and disputes are resolved prior to litigation. We believe there are not any pending matters that could have a material adverse impact upon our consolidated financial condition, our results of operations, our cash flows or our consolidated financial condition.
Chinese Drywall Litigation
We have been named as a defendant in U.S. District Court lawsuits with 15 homeowners whose homes contain defective Chinese drywall. Among those 15, we have received repair authorizations and releases from eight homeowners and anticipate dismissal of their claims against us. The remaining seven plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and legal fees. One of the plaintiffs in the U.S. District Court litigation has also sued us in Florida State Court. The $1.1 million of net Chinese drywall warranty reserves we have accrued as of September 30, 2010 include costs to repair these homes and the resulting damage to those homes and costs to defend this litigation. No accrual has been made for any amounts beyond such repair and defense costs because of the inherent uncertainty in this litigation and the inability to determine the probability of a loss resulting from this litigation or estimate the range of possible loss, if any.
Joint Venture Litigation
We, along with our joint venture partners (and their respective parent companies) in two separate unconsolidated joint ventures, are defendants in lawsuits initiated by lender groups regarding two large Nevada-based land acquisition and development joint ventures in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims. While our interests in these two joint ventures is comparatively small, totaling 3.53% in one and 4.09% in the other, we are vigorously defending and otherwise seeking resolution of these actions in conjunction with our joint venture partners. We have fully impaired our investment in these joint ventures in prior periods. One of these ventures has already been dis-possessed of its land holdings while the other venture that still has land holdings and corresponding debt. In one of the ongoing lawsuits related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims. On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award damages to one member on other claims. We believe our potential share of the award, if any, will not be material to our financial position and that our existing legal reserves are sufficient to cover the expected claim. Although the final disposition of these suits remains uncertain, we do not, at this time, anticipate outcomes that will be materially adverse to us.
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
We did not acquire any of our own equity securities during the three months ended September 30, 2010.
On February 21, 2006, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of September 30, 2010, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.
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
Reference is made to Note 5 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This note discusses limitations on our ability to pay dividends.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of November 2010.

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