Form 10-K
period 2010-12-31
Meritage Homes CORP
filed 2011-02-28
CIK 833079

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-9977
(Exact Name of Registrant as Specified in its Charter)

Maryland	86-0611231
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17851 North 85th Street, Suite 300, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)
(480) 515-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant (29,577,052 shares) as of June 30, 2010, was $481,514,407, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 25, 2011 was 32,304,386.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
Our homebuilding and marketing activities are conducted primarily under the Meritage Homes brand, except for Arizona and Texas where we also operate under the name Monterey Homes. At December 31, 2010, we were actively selling homes in 151 communities, with base prices ranging from approximately $90,000 to $972,000.
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
Meritage operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee and nominating/governance committee. The charters for each of these committees are available on our website, along with our Code of Ethics and our Corporate Governance Principles and Practices. Our committee charters, Code of Ethics and Corporate Governance Principles and Practices are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address: Meritage Homes Corporation, 17851 North 85th Street, Suite 300, Scottsdale, Arizona 85255, Attention: General Counsel. Our telephone number is (480) 515-8100.
Strategy
All facets of Meritage Homes’ operations are governed by the principles of our strategic model, Meritage Forward. Meritage Forward defines our culture and operational parameters, to ensure that our actions are aligned around the achievement of our goals. It combines our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including: management, land acquisition and development, finance, marketing, sales, purchasing, construction and customer care. The main tenets of Meritage Forward are to:
•	Maximize our state-of-the-art market research tools to make informed decisions about land purchases;

•	Utilize our knowledge of customer preferences to align our product offerings with market expectations;

•	Customize our sales techniques for today’s buyers and educate our sales team on the availability of mortgage products;

•	Continuously improve our construction process by working with our vendors to find mutual efficiencies;
•	Re-engineer and constantly evaluate our product while incorporating our Meritage Green concepts and technologies into routine construction practices;
•	Shorten sales to close cycle time by refining our processes and streamlining scheduling and production;
•	Provide the highest level of customer service and care by working closely with our buyers throughout the sales and construction process and monitoring their satisfaction routinely after delivery of their homes; and
•	Ensure that we have the best team available by hiring and nurturing top talent, expecting top level performance and allocating proper resources to drive execution of our business plan.
All of these directives are focused on our key priority of sustaining and increasing our profitability as the economy stabilizes and recovers.

In connection with our Meritage Forward strategy, we implemented several initiatives over the last several quarters. Our Simply Smart Series ™ is a collection of homes that are specifically designed to appeal to the renter and first-time buyer demographic that are marketed on the basis of low monthly payments, which compare favorably to rent payments. We believe these homes compete favorably in our submarkets where low prices are the key determinant of sales activity. The Simply Smart Series™ offers a base level of standard features while allowing buyers to customize their purchase with a reasonable range of options and upgrades.
To address the influx of available existing home inventory, we have initiated our “Your Home. Your Way. 99 Days Guaranteed” promise in many of our communities. This program provides our buyers with all the benefits of new home construction, including customization and a warranty, and delivery in 99 days or less from the date the buyer signs the sales contract to the close of their new home. This allows us to effectively compete with the typical closing cycle for resale and foreclosure homes. The expedited timeline works in concert with our streamlined processes driven by Meritage Forward, while maintaining Meritage quality.
Last year, we also launched Meritage Green, our energy-efficiency program, and since January 1, 2010, every new home we construct, at a minimum, meets ENERGY STAR® standards. Incorporating these energy standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies and have allowed us to offer these standard features to our home buyers for either nominal or no additional cost. Beginning in mid 2010, we also opened several extreme “green” communities that have homes with standard solar features that can save up to 80% on a homeowner’s utility bills. Our “green” strategy effectively differentiates our product in the marketplace when compared against both new and resale homes, providing us with a competitive advantage and allows us to be a responsible steward of the environment. Our commitment to green is publicly recognized, and we have received several awards for our leadership in advanced green building, including the 2010 Alliance Home Quality and Performance Leadership Award, the Pubby Award for Community of the Year”, the 2011 Energy Value Housing Award from the National Association of Homebuilders for our Lyon’s Gate community located in Gilbert, Arizona, and the 2011 People’s Choice Award, recognizing Meritage for voluntarily incorporating energy efficiency in the design, construction and marketing of our homes.
We believe our Meritage Forward strategy and our Meritage Green commitment provides us with unique competitive advantages and will drive our success in attaining our key objectives of maintaining and growing our profitability.
Markets and Products
We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
East Bay/Central Valley, CA	1998
Sacramento, CA	1998
Las Vegas, NV	2002
San Antonio, TX	2003
Inland Empire, CA	2004
Denver, CO	2004
Orlando, FL	2004

Our homes range from entry level to luxury. A summary of activity by region as of and for the years ended December 31, 2010 and 2009 follows (dollars in thousands):

	Year Ended December 31, 2010		At December 31, 2010
						# of
	# of	Average	# Homes			Actively
	Homes	Closing	in	$ Value of	# Home Sites	Selling
	Closed	Price	Backlog	Backlog	Controlled (1)	Communities
West Region
California	417	$353.0	45	$15,295	1,696	14
Nevada	81	197.6	12	2,369	488	4

West Region Total	498	327.7	57	17,664	2,184	18

Central Region
Arizona	700	223.0	125	31,980	6,686	32
Texas	2,028	240.5	463	111,607	4,759	82
Colorado	162	301.4	52	16,964	596	9

Central Region Total	2,890	239.7	640	160,551	12,041	123

East Region
Florida	312	270.7	81	23,601	999	10

Total Company	3,700	$254.2	778	$201,816	15,224	151

	Year Ended December 31, 2009		At December 31, 2009
						# of
	# of	Average	# Homes			Actively
	Homes	Closing	in	$ Value of	# Home Sites	Selling
	Closed	Price	Backlog	Backlog	Controlled (1)	Communities
West Region
California	348	$333.9	89	$34,322	817	7
Nevada	130	208.1	14	2,671	621	6

West Region Total	478	299.7	103	36,993	1,438	13

Central Region
Arizona	781	199.9	147	32,110	5,589	26
Texas	2,405	235.7	715	181,564	5,238	98
Colorado	145	305.0	39	11,456	190	6

Central Region Total	3,331	230.3	901	225,130	11,017	130

East Region
Florida	230	227.6	91	25,412	451	10

Total Company	4,039	$238.4	1,095	$287,535	12,906	153

(1)	“Home Sites Controlled” is the estimated number of homes that could be built on unstarted lots we control, both on lots available for sale and on land expected to be developed into lots.
The 18.0% overall increase in our homesites controlled as of December 31, 2010 as compared to the prior year reflects our efforts to execute on our strategy to reposition and re-grow our business in key markets. During the past two years, we have exited under-performing markets, sold excess owned lots, terminated lot contracts in less successful subdivisions, purchased and contracted for new projects with smaller lot positions and recalibrated our holdings to be more in line with our current operation volumes.
The average closing price increase in 2010 versus 2009 highlights our successful efforts to acquire lots in more desirable locations where we believe there are fewer foreclosures, stronger demand and more marketplace stability, so that we can achieve a higher sales price, as well as the intentional shift of our business back to California, Colorado and Florida, all markets with higher closing prices than our recent concentration of operations in Texas.

Recent Industry and Company Developments
During the first half of 2010, the combined effect of the spring selling season and the extended homebuyer tax credit helped our operations achieve bottom-line profitability and year-over-year growth in both closing volume and dollars. The latter half of 2010, however, experienced reduced demand caused by the tax credit expiration as well as continuing uncertainty regarding the state of the economy and elevated unemployment expectations. Competition for home buyers remained intense in 2010 due to the continued excess supply of re-sale and foreclosure homes on the market. In addition, mortgage financing products have become limited, and underwriting standards are more restrictive. Therefore, even though home affordability has significantly improved over the past several years, benefiting from both low prices and low interest rates, we have not yet seen a significant market improvement from the start of the economic downturn, although we believe we are beginning to see signs of stabilization in some of our markets. While anticipating another difficult but profitable year in 2011, we remain cautious in our projections as the national recovery signs have been erratic, and we expect continued volatility for the next several quarters.
During 2010, we continued to focus on our goals of returning to profitability, generating positive cash flow and strengthening our balance sheet. We grew our cash, cash equivalents, restricted cash and investments and securities balances to $412.6 million at December 31, 2010. We also increased gross margins excluding impairments to 18.5% for the year ending December 31, 2010, as compared to 13.5% for the same period in 2009. We continue to rebuild our lot positions with well-located, low-cost lots to supplement and replace our older communities as they close out. We believe our strategy provides us with flexibility given the current difficult market conditions, and also allows us to take advantage of unique opportunities to continue to purchase well-positioned lots in select markets.
During this downturn and in line with our Meritage Forward strategy, we have conducted an in-depth market review of each one of our submarkets and have repositioned and redesigned much of our product to increase affordability to appeal to customers at lower price points. Our lower cost structure has enabled us, in certain communities, to decrease the selling price of these new homes and compete successfully with foreclosures and distressed re-sales. In some locations, we designed smaller and more efficient floor plans, reduced or eliminated certain standard features from our base home models to re-align them with current market demands and reduced the number of floor plans offered, while continuing to provide an ample selection of options and upgrades, allowing our customers to personalize their new homes with the features they consider most important. In other communities, we are able to capitalize on our construction efficiencies and offer a larger product at a reasonable price point, increasing the breadth of our buyer demographics. Our divisions have been working with their subcontractors to achieve additional price concessions through both materials and labor bid renegotiations, and also through reviews of our entire construction cycle, including even-flow scheduling and process improvement initiatives.
Our active community count remained relatively consistent at 151 versus 153 a year ago. Although our average sales per community during 2010 was 22.3, a slight decrease from 23.3 during 2009, our average sales price increased by $15,800, or 6.7%, year over year. Our unsold inventory consisted of 519 homes as of December 31, 2010, consistent with prior year of 514 unsold homes, approximately half of which were complete in both 2010 and 2009. At December 31, 2010, we averaged only 3.4 unsold homes per active community.
Land Acquisition and Development
Our goal is to maintain an approximate three-to-four year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development; although, during the current downturn in the homebuilding industry, we have primarily purchased finished lot positions with a two-to-three year life cycle. To better leverage our existing overhead, we are currently focused on expanding our market share in our key markets and their adjacent submarkets, although we will explore exceptional opportunities outside of our existing markets if and when they arise. As of December 31, 2010 we have a 4.5-year supply of lots, based on 2010 orders. In the near term, we plan to continue to acquire well-positioned finished lots in our key markets with short land positions while analyzing opportunities for partially developed land. We continually evaluate our markets, monitoring our lot supplies to ensure we have a sufficient pipeline, and are committed to growing our active community count in key locations.
Today, we are mainly purchasing finished lots, on which the development has already been completed, although we are beginning to acquire opportunities in partially-developed or undeveloped lot positions. These lots are ready for immediate home construction and are the primary focus of our limited purchases in the current financial environment. For land or finished lots we intend to purchase, our selection is based upon a variety of factors, including:
•	demographic factors, based on extensive marketing studies;

•	existing concentration of contracted lots in surrounding markets, including nearby Meritage communities;
•	suitability for development, generally within a one to four-year time period from the beginning of the development process to the delivery of the last home;

•	financial feasibility of the proposed project, including projected profit margins, returns on capital invested, and the capital payback period;
•	the ability to secure governmental approvals and entitlements;

•	results of environmental and legal due diligence;

•	proximity to local traffic corridors and amenities;
•	availability of seller-provided purchase options that allow us to defer lot purchases until needed for production; and
•	management’s judgment as to the real estate market and economic trends, and our experience in particular markets.
The factors used to evaluate finished lot purchases are similar to those for land we intend to develop ourselves, although as the development risks associated with the undeveloped land — financial, environmental, legal and governmental — have been borne by others. Therefore, these finished lots are more attractive to us, even though the price of these finished lots may be higher, reflecting their finished status, which allows us to immediately begin home construction.
When purchasing undeveloped or partially developed land, we generally acquire land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to development agreements and tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits prior to and during development. The process of obtaining such approvals and permits can substantially delay the development process. We may consider, on a limited basis, the purchase of unentitled property when we can do so in a manner consistent with our business strategy. Historically, we have developed parcels ranging from 100 to 300 lots, although in the current economic environment we are primarily focused on limited lot purchases of smaller groups of lots, most of which are finished. In order to achieve and maintain an adequate lot inventory, we have also historically purchased larger parcels, in some cases with joint venture partners. In some cases, these joint ventures purchase undeveloped land and develop the land themselves. In select cases, we may also acquire distressed assets from banks, governmental entities, or opportunity funds.
Once we secure undeveloped land, we generally initiate development through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other improvements and refinements. We frequently build homes in master-planned communities with home sites that are along or near major amenities, such as golf courses or recreation facilities.
We develop a design and marketing concept tailored to each community, which includes the determination of size, style and price range of homes. We may also determine street layout, individual lot size and layout, and overall community design for these projects. The product lines offered depend upon many factors, including the guidelines, if any, of an existing community, housing generally available in the area, the needs and desired housing product for a particular market, and our lot sizes, though we are increasingly able to use standardized design plans for a product line.
We also may acquire land through land purchase and option contracts. Purchases are generally financed through our working capital or corporate borrowings. Acquiring our land through option contracts, when available, allows us to control the timing and volume of lot and land purchases from the third parties who own or buy properties on which we plan to build homes and minimize our up-front cash outlay. We typically enter into option contracts to purchase finished lots at pre-determined prices during a specified period of time from these third parties, usually structured to approximate our projected absorption rate at the time the contract is negotiated. These contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 15% of the sales price. We believe the use of options limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns. The recent availability of such option lots has been drastically reduced. If market conditions change, we might attempt to re-negotiate the option or purchase contracts to achieve terms more consistent with market conditions. Such adjustments could include deferment, or reduction in or acceleration of lot takedown requirements and price concessions. If we are not successful in these re-negotiations, we might determine that a project is no longer feasible or desirable and cancel these contracts, usually resulting in the forfeiture of our option deposits and any associated capitalized pre-acquisition costs.
As of December 31, 2010, we believe that all of our option contracts that were initially entered into before the housing downturn and that had terms that currently could make them economically not viable have been either renegotiated or terminated.
During 2010, we terminated options on about 1,050 lots and wrote off option deposits and pre-acquisition costs of $1.0 million. At December 31, 2010, we had 2,630 lots under option or contract for a total purchase price of approximately $110.9 million, with $10.4 million in cash deposits. Additional information relating to our impairments is discussed in Note 2 — Real Estate and Capitalized Interest, and information related to lots and land under option is presented in Note 3 — Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.
All lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of key operating and financial executives. All land acquisitions exceeding pre-specified limits must also be approved by our Board of Directors.

The following table presents information as of December 31, 2010 (dollars in thousands):

	Number of		Number of	Total Number
	Lots Owned (1)		Lots Under Contract	of Lots
	Finished	Under Development	or Option (1)(2)	Controlled
West Region
California	987	461	248	1,696
Nevada	488	0	0	488

West Region Total	1,475	461	248	2,184

Central Region
Arizona	2,800	3,571	315	6,686
Texas	1,679	1,569	1,511	4,759
Colorado	235	233	128	596

Central Region Total	4,714	5,373	1,954	12,041

East Region
Florida	274	599	126	999

	274	599	126	999
Total Company	6,463	6,433	2,328	15,224

Total book cost (3)	$335,797	$182,452	$10,178	$528,427

(1)	Excludes lots with finished homes or homes under construction. The number of lots is an estimate and is subject to change.

(2)	There can be no assurance that we will actually acquire any lots under option or purchase contract. These amounts do not include approximately 311 lots under contract with $181,000 of refundable earnest money deposits, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contract.

(3)	For Lots Owned, book cost primarily represents land, development and capitalized interest. For Lots under Contract or Option, book cost primarily represents earnest and option deposits.
Investments in Unconsolidated Entities — Joint Ventures
We have historically participated in joint ventures with independent third parties, although at December 31, 2010, we have only two active joint ventures relating to the purchase and development of land. We typically have less than a controlling interest in our joint ventures. We typically enter into these joint ventures with other homebuilders, land sellers or other real estate investors to provide us and the other joint venture partners with a means of accessing larger parcels and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. The typical joint venture acquires raw land and manages the property through the entitlement process and, in some cases, develops the property into partially or fully finished lots. These joint ventures are usually obligated to sell all or a part of the property or lots to the joint venture members (at the respective member’s option), generally at prevailing fair market values (either at the time of acquisition or the time of sale). In some cases, part of the property is sold to non-member homebuilders, commercial developers and other third parties. Our participation in these types of joint ventures has historically been an important part of our business model, and although in light of the current homebuilding environment, while we do view our involvement with joint ventures to be beneficial, we do not believe such involvement is critical to the success of our homebuilding operations.
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
We also participate in three mortgage and three title business joint ventures. The mortgage joint ventures are engaged in mortgage activities, and they provide services to both our clients and other homebuyers. Although some of these ventures originate mortgages on a limited basis, we believe we have limited recourse related to any such loans.

At December 31, 2010, we had approximately $9.9 million invested in joint ventures involved in the purchase, development and/or sale of land. We also had approximately $1.1 million invested in mortgage brokerage and title service joint ventures. In 2010, we reported pre-tax losses of $1.9 million related to our share of the loss of our land joint ventures and $7.1 million in income related to our share of the earnings of our mortgage-brokerage and title service joint ventures. The land joint venture losses include $300,000 of impairments recorded against our venture investments. For our land joint ventures, we do not recognize profits on lots or land that we acquire from the joint venture, but instead defer profits, if applicable, until we sell the related homes to third party homebuyers.
Construction Operations
We act as the general contractor for our projects and typically hire subcontractors on a geographic basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. We also enter into longer-term contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimizing construction costs. Following our Meritage Forward strategy, purchasing and construction managers coordinate and supervise the activities of subcontractors and suppliers, subject the development and construction work to quality and cost controls, and monitor compliance with zoning and building codes. At December 31, 2010, we employed approximately 152 full-time construction operations personnel.
We specify that quality durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete and similar construction materials and are generally purchased on a regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. Because such materials are comprised substantially of commodities, however, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation relating to energy and climate change.
We generally build and sell homes in phases within our larger projects, which we believe creates efficiencies in land development and home construction operations and cash management, and improves customer satisfaction by reducing the number of vacant lots and construction activity surrounding a completed home. Our homes are typically completed within two to four months from the start of construction, depending upon the geographic location and the size and complexity of the home; although, as previously discussed, we have a 99-day guarantee at select communities where the entire home purchase cycle from the time a buyer signs a contract to close is just 99 days or less. Construction schedules may vary depending on the size of the home, availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically have not entered into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do lock in long-term pricing with our vendors for certain key construction commodities.
Marketing and Sales
We believe that we have an established reputation for developing high quality homes, which helps generate interest in each new project. We also use advertising and other promotional activities, including our website at www.meritagehomes.com, social media outlets, magazine and newspaper advertisements, brochures, direct mailings and the placement of strategically located signs in the vicinities around our developments.
We use furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. We generally employ or contract with interior and landscape designers who create attractive model homes and complexes that highlight the options available for the product line within a project. We generally build between one and three model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered. In our Meritage Green communities, we have built “de-constructed” models in order to provide our buyers with the ability to see first-hand what “green” features are included in their home and the impact these features have on their utility bills. Historically, we sold our model homes to, and leased them back from, institutional investors who purchased the homes for investment purposes, although currently, we lease some of our model homes from individual buyers who do not intend to occupy the home immediately. At December 31, 2010, we owned 160 and leased 41 model homes and had an additional six models under construction.
Our homes generally are sold by our commissioned employees who typically work primarily from a sales office located in one of the model homes for each project. We also employ a team of online sales associates who offer assistance to potential buyers viewing our products over the Internet. At December 31, 2010, we had approximately 270 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our sales strategies, our Meritage Forward strategy, housing products and “green” features. To achieve this goal, we train our sales associates and conduct regular meetings to update them on sales techniques, competitive products in the area, financing availability and credit score repair opportunities, construction schedules, marketing and advertising plans and the available product lines, pricing, options and warranties offered. Our sales associates are licensed real estate agents where required by law. Independent brokers may also sell our homes, and are usually paid a sales commission based on the price of the home. Our sales and design studio associates assist our customers in selecting options and upgrades or in adding available customization features to their homes, which we design to appeal to local consumer demands. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use and type of incentives depends largely on economic and local competitive market conditions.

Backlog
We generally require a signed sales contract to release a lot to start construction, although we may elect to start a certain number of homes for speculative sales inventory. Our sales contracts require cash deposits and are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Additional deposits are usually collected upon the selection of options and upgrades. Homes covered by such sales contracts but which are not yet closed are considered “backlog.” Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory. Sales contingent upon the sale of a customer’s existing home are not considered a sale until the contingency is removed. We start homes without sales contracts in order to increase inventory levels to meet demand for quick move-ins for the renter and first-time buyer demographic and, on a limited basis, to close out a community.
We do not recognize any revenue from home sales until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2010, of our total homes in inventory, 22.1% were under construction without sales contracts and 25.9% were completed homes without sales contracts. A substantial majority of the unsold homes resulted from homesites that began construction with a valid sales contract that was subsequently cancelled. We believe that during 2011 we will deliver to customers substantially all homes in backlog at December 31, 2010 under existing or, in the case of cancellations, replacement sales contracts.
Our backlog decreased to 778 units with a value of approximately $201.8 million at December 31, 2010 from 1,095 units with a value of approximately $287.5 million at December 31, 2009. These decreases are due to our slightly lower community count, slower sales volume from the continuing difficulties in the general economy and homebuilding industry as well as our reduced construction and delivery timelines, which contribute to quicker inventory turns.
Customer Financing
We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. We have entered into several joint venture arrangements with established mortgage brokers in most of our markets that allow those ventures to primarily act as a preferred mortgage broker to our buyers to help facilitate the sale and closing process as well as generate additional fee income. In some markets we use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs and discount mortgage points to assist homebuyers with financing. Since many customers use long-term mortgage financing to purchase homes, the current decrease of availability of mortgage loans, tighter underwriting standards and the collapse of the sub-prime loan market have reduced the availability of such loans to our homebuyers, although recent decreases in interest rates have increased the affordability of mortgage payments for our potential buyers.
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

We generally provide for each home a one-to-two-year limited warranty on workmanship and building materials and a ten-year warranty for structural defects. We generally require our subcontractors to provide an indemnity and a certificate of insurance before beginning work, and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. With the assistance of an actuary, we establish reserves for future structural warranty costs based on our historical experience within each division or region, and record such reserves at home closing. Warranty reserves generally range from 0.2% to 0.7% of a home’s sale price. Historically, these reserves have been sufficient to cover out-of-pocket costs we were required to absorb for warranty repairs.
Competition and Market Factors
The development and sale of residential property is a highly-competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, although recently our primary competition has been existing home resales, foreclosures, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources and may have lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:
•	experience within our geographic markets which allows us to develop and offer new products that are in line with the needs and wants of the targeted demographic;
•	streamlined construction processes that allow us to save on material, labor and time and pass those savings to our customers in the form of lower prices;
•	ENERGY STAR® standards in all of our communities and incremental “green” features offered as a standard option in selected communities that create additional benefits to our customers and differentiate our product from competing new and existing homes inventory
•	ability to recognize and adapt to changing market conditions, including from a capital and human resource perspective;
•	ability to capitalize on opportunities to acquire land on favorable terms; and

•	reputation for outstanding service and quality products.
Although the current economic uncertainty has negatively impacted our sales efforts, our new product offerings and strategic locations are successfully competing with both existing homes inventory and surrounding new-home communities, and we expect that once the market stabilizes, the strengths noted above will continue to provide us with long-term competitive advantages.
Over the last couple of years, we have extensively expanded our market research department, whose immediate goal is to assist our local markets to better compete with the influx of foreclosure and re-sale homes in surrounding neighborhoods. The community-level reviews include analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. The long-term strategy analyses the department provides include analytical tools to assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for lot purchases and land development.
Government Regulation and Environmental Matters
Although we are currently acquiring mostly finished lots, to the extent that we do acquire undeveloped land, it is primarily acquired after entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and could lapse.
Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when we receive recorded maps or plats and building permits. Communities may also require concessions or may require the builder to construct certain improvements to public places such as parks and streets. In addition, communities occasionally impose construction moratoriums. Because most of our land is entitled, construction moratoriums generally would not affect us in the near term unless they arise from health, safety or welfare issues, such as insufficient water, electric or sewage facilities. In the long term, we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future.

In addition, there is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as “cap and trade” and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes, although our “green” initiatives meet, and in many instances exceed, current and expected energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs. Similarly, energy related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related regulations.
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
In order for our homebuyers to finance their home purchases with FHA-insured or VA-guaranteed or USDA-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.
Some states have statutory disclosure requirements governing the marketing and sale of new homes. These requirements vary widely from state to state.
Some states require us to be registered as a licensed contractor, a licensed real estate broker and in some markets our sales agents are required to be registered as licensed real estate agents.
Employees, Subcontractors and Consultants
At December 31, 2010, we had approximately 650 full-time employees, including approximately 228 in management and administration, 270 in sales and marketing, and 152 in construction operations. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements. All of our employees, including officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance.
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
Seasonality
We typically experience seasonal variations in our quarterly operating results and capital requirements. Historically, we sell more homes in the first half of the fiscal year than in the second half, which results in increased working capital requirements in the second and third quarters as homes are constructed. We typically benefit from the cash generated from home closings in the third and fourth quarters. We expect this seasonal pattern to continue, although it may be affected by the current volatility in the homebuilding industry.

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
Although in 2010 we achieved our goal of returning to profitability and generating positive cash flows, which allowed us to build cash reserves and reduce our net-debt to capital ratio, in the last five years we recorded sizable real-estate impairments that eroded gross margin from our historical pre-downturn levels. Additional external factors, such as the duration of the economic downturn and high foreclosure and employment rates could put additional downward pressure on our results. It is uncertain how much longer the current economic instability will continue and what the negative effect may be to our financial results.
Mortgage availability decreases and interest rate increases may make purchasing a home more difficult and may cause an increase in the number of new and existing homes available for sale.
In general, housing demand is adversely affected by the lack of availability of mortgage financing and increases in interest rates. Continued high levels of foreclosures and sales of existing inventories of previously foreclosed homes could increase the available home inventory supply, which may result in price reductions. Most of our buyers finance their home purchases through third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. Although long-term interest rates currently remain at low levels, it is impossible to predict future increases or decreases in market interest rates.
Homebuilding activities depend, in part, upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often must sell their residences before they purchase our homes. Mortgage lenders continue to be subject to more restrictive underwriting standards by the regulatory authorities which oversee them as a consequence of the sub-prime mortgage market failures, among other reasons. More stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets would also negatively impact our business.
Expirations, amendments or changes to tax laws, incentives or credits currently available to our homebuyers may negatively impact our business.
Significant changes to existing tax laws that currently benefit our homebuyers, such as the ability to deduct mortgage interest and real property taxes, may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to our buyers.
If home prices decline, potential buyers may not be able to sell their existing homes, which may negatively impact our sales.
As a participant in the homebuilding industry, we are subject to market forces beyond our control. In general, housing demand is impacted by the affordability of housing. Many homebuyers need to sell their existing homes in order to purchase a new home from us, and continued weakness in the home resale market or further decreases in home sale prices could adversely affect that ability. Declines in home prices would have an adverse effect on our homebuilding business margins and cash flows.
High cancellation rates may negatively impact our business.
Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but have not yet delivered those homes. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, a customer may in certain circumstances cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or contract provisions. If home prices decline, the national or local homebuilding environment remains weak or declines further or interest rates increase, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations have previously had, and could in the future have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

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
We incur certain overhead costs associated with our communities, such as marketing expenses and costs associated with the upkeep and maintenance of our model and sales complexes. If our sales absorptions pace decreases and the time required to close out our communities is extended, we may incur additional overhead costs, which would negatively impact our financial results.
The value of our real estate inventory may further decline, leading to impairments and reduced profitability.
A limited portion of our remaining owned land was purchased at prices that reflected the strong homebuilding and real estate markets experienced during the mid 2000s. As such, we wrote down the value of certain inventory over the last several years to reflect current market conditions and have abandoned certain projects. To the extent that we still own or have options/purchase agreements related to such land parcels, a further decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which would decrease both the book value of our assets and stockholders’ equity. We incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, taxes and other related expenses. Reduction in home absorption rates increases the associated holding costs, our time to recover such costs, and the value of such assets. Further declines in the homebuilding market may also require us to evaluate the recoverability of costs relating to land acquired more recently.
Reduced levels of sales may impair our ability to recover pre-acquisition costs and may cause further impairment charges.
Historically, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option. During the last several years, we forfeited significant amounts of deposits and wrote off related pre-acquisition costs related to projects we no longer deemed feasible, as they were not generating acceptable returns. Although our remaining pool of optioned projects has significantly decreased due to abandonments, a further downturn in the homebuilding market may cause us to re-evaluate the feasibility of our remaining optioned projects, which may result in additional writedowns that would reduce our assets and stockholders’ equity.
Our business may be negatively impacted by natural disasters.
We have homebuilding operations in Texas, California and Florida. Some of our markets in Texas and Florida occasionally experience extreme weather conditions such as tornadoes and/or hurricanes. California has experienced a significant number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years. We do not insure against some of these risks. These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials. Any of these events could cause a decrease in our revenue, cash flows and earnings.
Our joint ventures with independent third parties may be illiquid, and we may be adversely impacted by our joint venture partners’ failure to fulfill their obligations.
We occasionally participate in land acquisition and development joint ventures with independent third parties, in which we have less than a controlling interest. Our participation in these types of joint ventures has decreased over the last few years due to current market conditions and the reduced need for lots, and we have reduced our involvement in such ventures. Historically, these joint ventures were structured to provide us with a means of accessing larger parcels and lot positions and to help us expand our marketing opportunities and manage our risk profile. However, these joint ventures often acquire parcels of raw land without entitlements and as such are subject to a number of development risks that our business does not face directly. These risks include the risk that anticipated projects could be delayed or terminated because applicable governmental approvals cannot be obtained, timely obtained or obtained at reasonable costs. In addition, the risk of construction and development cost overruns can be greater for a joint venture where it acquires raw land compared to our typical acquisition of entitled lots. These increased development and entitlement risks could have a material adverse effect on our financial position or results of operations if one or more joint venture projects is delayed, cancelled or terminated or we are required, whether contractually or for business reasons, to invest additional funds in the joint venture to facilitate the success of a particular project.

Our joint venture investments are generally very illiquid both because we lack a controlling interest in the ventures and because most of our joint ventures are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the joint venture’s assets or for a member to receive a return of their invested capital. Our lack of a controlling interest also results in the risk that the joint venture will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale or financing of the underlying property. In the ordinary course of our business, we provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our projects. In limited cases, we may also offer pro-rata limited repayment guarantees on our portion of the joint venture debt or other debt repayment guarantees. Our limited repayment guarantees were $12.5 million as of December 31, 2010.
With respect to certain of our joint ventures, we and our joint venture partners may be obligated to complete land development improvements if the joint venture does not perform the required development, which could require significant expenditures. In addition, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. In the event the letters of credit or bonds are drawn upon, we, and in the case of a joint venture, our joint venture partners, would be obligated to reimburse the surety or other issuer of the letter of credit or bond if the obligations the bond or guarantee secures are not performed by us (or the joint venture). If one or more bonds, letters of credit or other guarantees were drawn upon or otherwise invoked, we could have additional financial obligations.
As of December 31, 2010, we were involved in legal proceedings over certain guarantees relating to a large joint venture in which we hold less than a 4% interest. We cannot guarantee that additional events will not occur or that such obligations will not be invoked, although at December 31, 2010 we have a very limited number of such guarantees related to our existing joint ventures.
If we are unable to successfully compete in the highly competitive housing industry, our financial results and growth may suffer.
The housing industry is highly competitive. We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales (including foreclosures) and, to a lesser extent, condominiums and available rental housing. Some of our competitors have significantly greater financial resources and some may have lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Competition is expected to continue and may become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future. If we are unable to successfully compete, our financial results and growth could suffer.
Some homebuyers may cancel their home purchase contracts with us because their deposits are generally a small percentage of the purchase price and are potentially refundable.
In connection with the purchase of a home, our policy is to generally collect a deposit from our customers, although typically, this deposit reflects a small percentage of the total purchase price, and due to local regulations, the deposit may, in certain circumstances, be fully or partially refundable prior to closing. If the prices for our homes in a given community decline further, our neighboring competitors increase their sales incentives, interest rates increase, the availability of mortgage financing tightens or there is a further downturn in local, regional or national economies, homebuyers may cancel their home purchase contracts with us. In past years, we experienced above-normal cancellation rates, although in 2010 cancellation rates returned to historical levels. Continued uncertainty in the homebuilding market could adversely impact our cancellation rates, which would have a negative effect on our results of operations.
We are subject to construction defect and home warranty claims arising in the ordinary course of business, which may lead to additional reserves or expenses.
Construction defect and home warranty claims are common in the homebuilding industry and can be costly. Therefore, in order to account for future potential obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide insurance coverage and indemnify us for liabilities arising from their work; however, we cannot be assured that our warranty reserves and those insurance rights and indemnities will be adequate to cover all construction defect and warranty claims for which we may be held liable. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits.

During 2009 we recorded a charge of $6.0 million associated with the repair of less than 100 homes built by us in 2005 and 2006 in the Fort Myers, Florida area that we had then confirmed to contain defective drywall manufactured in China and other homes in Ft. Myers, Florida that we had identified as being drywalled during the same time period and may contain such defective drywall. We have more recently determined that one home we constructed in Orlando and five homes we constructed in the Houston, Texas area during 2005 and 2006 also contain the defective drywall. We have been named as a defendant in one Federal Court lawsuit and one Florida State Court lawsuit relating to Chinese drywall. It is possible that we may, in the future, be subject to additional litigation relating to defective Chinese drywall. Based on our investigations to date and our evaluation of defective Chinese drywall issues, we believe our existing warranty reserves are sufficient to cover costs and claims associated with the repair of the above-mentioned homes which contain or could contain defective Chinese drywall. As of December 31, 2010, we completed our repair of a majority of these homes and have spent most of the anticipated costs associated with such repair programs. However, if and to the extent the scope of the defective Chinese drywall issue proves to be significantly greater than we currently anticipate, or in the event defective Chinese drywall is, through credible evidence, linked to significant adverse health effects of the occupants of the homes containing such defective drywall, or if it is determined that our existing warranty reserves together with anticipated recoveries from our insurance carrier and from other responsible parties and their insurance carriers are not sufficient to cover claims, losses or other issues related to Chinese drywall, then it is possible that we could incur additional costs or liabilities related to this issue that may have a material adverse effect on the results of our operations, financial position and cash flows.
Our income tax provision and other tax liabilities may be insufficient if taxing authorities initiate and are successful in asserting tax positions that are contrary to our position. Additionally, loss from operations in future reporting periods may require us to continue to adjust the valuation allowance against our deferred tax assets.
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
From 2007 to 2009, we generated significant net operating losses, (“NOLs”), and we may generate additional NOLs in the future. Under federal tax laws, we can use our NOLs (and certain related tax credits) to offset ordinary income tax on our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOLs (and certain related tax credits) that we do not use in any particular year to offset income tax in future years. The benefits of our NOLs would be reduced or eliminated if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 “ownership change” occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of NOLs we can use to offset income tax equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special and complex rules apply to calculating this annual limit.
While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly-traded stock make it difficult to determine whether an “ownership change” has occurred, we currently believe that an “ownership change” has not occurred. However, if an “ownership change” were to occur, the annual limit Section 382 may impose could result in some of our NOLs expiring unused. This may limit the future value of our NOL assets; however, these assets are only $63.4 million at December 31, 2010, and therefore the annual limitation is not expected to have a material impact on our financial results. In 2009, we amended our articles of incorporation to enable us to nullify transactions creating additional 5% holders in an effort to mitigate the risk associated with ownership changes under Section 382. Such restrictions, however, may be waived by us, and there is uncertainty about whether such restrictions would be enforceable or effective under all circumstances.

Our ability to acquire and develop raw or partially finished lots may be negatively impacted if we are unable to secure additional performance bonds.
In connection with land development work we are required to complete on our raw or partially-finished land purchases, we oftentimes provide performance bonds or other assurances for the benefit of the respective municipalities or governmental authorities. These performance bonds provide assurance to the beneficiaries that the development will be completed, or that in case we do not perform, that funds from the bonds are available to finish such work. In the future, additional performance bonds may be difficult to obtain, or may be difficult to obtain on terms that are acceptable to us. The limited availability is due to the current state of the industry and the economy, as well as various surety providers who have in recent years significantly reduced bonding capacities made available to the homebuilding industry. If we are unable to secure such required bonds, progress on affected projects may be delayed or halted or we may be required to expend additional cash to secure other forms of sureties which may adversely affect our financial position and ability to grow our operations.
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
We are required to comply with applicable laws and regulations that govern all aspects of our business including land acquisition, development, home construction, mortgage origination, sales and warranty. It is possible that individuals acting on our behalf could intentionally or unintentionally violate some of these regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers may be damaged.
Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
We conduct our construction operations only as a general contractor. Virtually all architectural, construction and development work is performed by unaffiliated third-party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the design and construction of our homes and to provide related materials. We cannot be assured that there will be satisfactory performance by these unaffiliated third-party subcontractors, which could have a material adverse affect on our business.
Our lack of geographic diversification could adversely affect us if the homebuilding industry in our market declines.
We have operations in Texas, Arizona, California, Nevada, Colorado and Florida. Some of our geographic operations are located in regions that were most severely impacted by the homebuilding downturn. Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should further decline, since we do not currently have a balancing opportunity in other geographic regions. Additionally, as Texas has comprised more than half of our operations for the past several years, further economic pressure in this state may have a significant adverse impact on our financial results.
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
We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:
•	timing of home deliveries and land sales;

•	the changing composition and mix of our asset portfolio;
•	delays in construction schedules due to adverse weather, acts of God, reduced subcontractor availability and governmental restrictions;
•	timing of write-offs and impairments

•	conditions of the real estate market in areas where we operate and of the general economy;

•	the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing;
•	our ability to acquire additional land or options for additional land on acceptable terms; and
•	costs and availability of materials and labor.
Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December, 31, 2010, we had approximately $605.8 of indebtedness and $412.6 million of cash, restricted cash, and investments and securities. If we require working capital greater than that provided by operations and our current liquidity position, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:
•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes could be impaired;
•	we could have to use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which would reduce the funds available to us for other purposes such as capital expenditures;
•	we have a moderate level of indebtedness and a lower volume of cash and cash equivalents than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and
•	we may be more vulnerable to economic downturns and adverse developments in our business than some of our competitors.
We expect to generate cash flow to pay our expenses and to pay the principal and interest on our indebtedness with cash flow from operations or from existing cash reserves. Our ability to meet our expenses thus depends, to a large extent, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.
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
Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency
Although we do not currently have any short-term borrowing facilities, we consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2010, our credit ratings were B+, B1 and B+ by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability in the future to obtain additional financing, or to obtain such financing at terms that are favorable to us and therefore, may adversely impact our future operations.

We may not be successful in integrating future acquisitions.
We may consider growth or expansion of our operations in our current markets or in other areas of the country. Our expansion into new or existing markets could have a material adverse effect on our cash flows and/or profitability. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.
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
Acts of war or any outbreak or escalation of hostilities throughout the world may cause disruption to the economy, our company, our employees and our customers, which could impact our revenue, costs and expenses and financial condition.
Our ability to build “Green” technologies at a profitable price point may be replicated by other builders in the future, which could reduce our competitive advantage.
We believe we currently have a competitive advantage over other production homebuilders with the rollout of our Meritage Green technology. Our “green” communities offer a high level of energy-saving features at minimal or no additional cost to a homebuyer. If other builders are able to replicate our “green” technologies and offer them at a similar price point, it could diminish our competitive advantage in the marketplace.
Any of the above risk factors could have a material adverse effect on your investment in our common stock. As a result, you could lose some or all of your investment.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity if current market conditions persist or become more pronounced; our intentions and the expected benefits of our Meritage Forward and Meritage Green strategies; our construction of homes to meet ENERGY STAR® standards; our perceptions that the homebuilding market has stabilized; that we anticipate a difficult but profitable year in 2011 and that we expect continued volatility for the next several quarters; the extent and magnitude of our exposure to defective Chinese drywall and the sufficiency of our reserves relating thereto; our strategy to re-design our products with lower price points; our delivery of substantially all of our backlog existing as of year-end; management estimates regarding future impairments and joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements; whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business into 2011 and beyond, and that we expect our cash expenditures may exceed our cash generated by operations as we expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise); that all of our option contracts initially entered into before the housing downturn have either been renegotiated or terminated; trends relating to cancellations and our general and administrative expenses; the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings (including tax audits) we are involved in; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs and gross margins and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; trends and expectations relating to our community count and lot inventory; the impact of seasonality; and our future compliance with debt covenants and actions we may take with respect thereto.
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
Our corporate office is in a leased building located in Scottsdale, Arizona. The lease expires in March 2014.
We lease an aggregate of approximately 346,000 square feet of office space (of which approximately 103,000 square feet is currently subleased by us to third parties) in our markets for our operating divisions, corporate and executive offices.

Item 3.	Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At December 31, 2010, we had approximately $13.2 million in accrued legal expenses and settlement costs, and an additional $29.3 million of warranty costs reserved for losses related to warranty claims and litigation where our ultimate exposure is considered probable and the potential loss can be reasonably estimated. Historically, most warranty claims and disputes are resolved prior to litigation. We believe there are not any pending matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

As previously reported on Form 8-K filed on September 29, 2008, we were awarded a unanimous jury verdict in Federal District Court in Phoenix against Greg Hancock, a former division president of Meritage Homes. In 2001, Mr. Hancock sold his homebuilding business to us, at which time he concurrently entered into an employment agreement with us which the jury found he violated. Subsequent to the jury award, Mr. Hancock filed a voluntary petition for Bankruptcy, under Chapter 11 of the United States Bankruptcy Code (United States Bankruptcy Court for the District of Arizona; Case No. 2:08-bk-14253-GBN). In early 2010, we entered into a Settlement Agreement with Mr. Hancock that was approved by Bankruptcy Court in March 2010. Pursuant to the Agreement, to date we have recognized approximately $3 million in cash and other assets in total satisfaction of our judgment, which is reflected in our 2010 results.
Joint Venture Litigation
We, along with our joint venture partners (and their respective parent companies) in an unconsolidated joint venture, are defendants in lawsuits initiated by the lender group regarding a large Nevada-based land acquisition and development joint venture in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP)). While our interest in this joint venture is comparatively small, totaling 3.53%, we are vigorously defending and otherwise seeking resolution of these actions. Meritage is the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed its first takedown in April 2007 and having tendered full performance of its second and final takedown in April 2008. The joint venture and the lender group rejected Meritage’s tender of performance, and Meritage contends, among other things, that the rejection by the joint venture and the lender group of Meritage’s tender of full performance was wrongful and should release Meritage of liability with respect to the takedown and the springing repayment guarantee. We have fully impaired our investment in this joint venture in prior periods. In one of the ongoing lawsuits related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims. On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award approximately $37 million of damages to one member on other claims. The parties involved have jointly appealed the arbitration panel’s decision (Meritage has also appealed on independent grounds) to the United States Courts of Appeal for the Ninth Circuit, Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562), and the case is pending. We believe our potential share of the award, if any, will not be material to our financial position and that our existing legal reserves are sufficient to cover the expected claim. Certain lenders in the lender group recently filed an involuntary bankruptcy petition against the joint venture in the United States Bankruptcy Court, District of Nevada, (JPMorgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)), and it is anticipated that the lender group may try to use that bankruptcy filing as a means to trigger springing repayment guarantees of the partners. The initial balance of the loan with the springing guarantees was $585 million and as of December 31, 2010, the outstanding principal balance was approximately $328 million. Although the final disposition of these suits and related actions, claims and demands remains uncertain, we do not, at this time, anticipate outcomes that will have a material impact on our financial position or results of operations.
Chinese Drywall Litigation
We have been named as a defendant in U.S. District Court lawsuits with 15 homeowners whose homes contain defective Chinese drywall. Among those 15, we have received repair authorizations and releases from seven homeowners and anticipate dismissal of their claims against us. The remaining eight plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and legal fees. One of the plaintiffs in the U.S. District Court litigation has also sued us in Florida State Court. The $2.0 million of remaining Chinese drywall warranty reserves we have accrued as of December 31, 2010 include costs associated with the repair of these homes and costs to defend this litigation. No accrual has been made for any amounts beyond such repair and defense costs because of the inherent uncertainty in this litigation and the inability to determine the probability of a loss resulting from this litigation or to estimate the range of possible loss, if any.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTH”. The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, follow.

	2010		2009
Quarter Ended	High	Low	High	Low

March 31	$23.73	$19.30	$17.04	$8.40
June 30	$25.44	$16.11	$23.51	$10.67
September 30	$20.25	$15.19	$24.35	$14.51
December 31	$23.48	$17.73	$21.91	$16.03
The following Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	2005	2006	2007	2008	2009	2010
Meritage Homes Corp	100	75.84	23.16	19.34	30.72	35.28
S&P 500 Index	100	113.59	117.76	73.33	89.53	100.78
Dow Jones US Home Construction Index	100	79.42	35.14	23.91	27.74	27.86
On February 25, 2011, the closing sales price of our common stock as reported by the NYSE was $25.82 per share. At that date, there were approximately 302 owners of record and approximately 15,200 beneficial owners of common stock.
The transfer agent for our common stock is BNY Mellon Shareowner Services, 480 Washington Blvd, Jersey City, NJ 07310 (www.bnymellon.com/shareowner/isd).
We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Our senior and senior subordinated note indentures contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 5 — Senior and Senior Subordinated Notes, in the accompanying consolidated financial statements.
Reference is made to Note 9 in the accompanying consolidated financial statements for a description of our compensation plans.

Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the three months ended December 31, 2010.
On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. In August 2006, the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of December 31, 2009 and 2010, we had approximately $130.2 million of the authorized amount available to repurchase shares under this program. We have no plans to purchase additional shares under this program in the foreseeable future.
Executive Officers of the Registrant
The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2011). Other than the terms and provisions of various Employment and Change of Control Agreements between the Company and the officer, there are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position

Steven J. Hilton	49	Chairman of the Board and Chief Executive Officer
Larry W. Seay	55	Chief Financial Officer, Executive Vice President
C. Timothy White	50	General Counsel, Executive Vice President and Secretary
Steven M. Davis	52	Chief Operating Officer, Executive Vice President
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
Steven M. Davis has been Executive Vice President of National Home Building Operations since October 2006. From 2000 to September 2006, Mr. Davis was employed by KB Home as a Regional General Manager, with various other management roles at KB Home from 1995 to 2000.
Each member of our Executive management team has in excess of 25 years of residential real estate experience.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes our equity compensation under all of our equity compensation plans as of December 31, 2010:

		(b)	(c)
	(a)	Weighted Average,	Number of Securities Remaining
	Number of Shares to be	Exercise Price of	Available for Future Issuance
	Issued Upon Exercise	Outstanding	under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights (1)	and Rights	Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	2,000,518	$15.86	941,559
Equity compensation plans not approved by stockholders	0	0	0

Total	2,000,518	$15.86	941,559

(1)	Balance includes 1,332,767 options, 465,251 time-vested restricted stock awards, and 202,500 performance-based restricted stock awards

(2)	The number of securities remaining available for issuance under existing or future grants is comprised of shares under our 2006 Stock Incentive Plan. In addition to stock options, stock appreciation rights and performance share awards, the 2006 Stock Incentive Plan allows for the grant of stock shares. Under the 2006 Stock Incentive Plan, awards other than stock options and stock appreciation rights are counted against the shares for grant as 1.38 shares for every one share issued in connection with such awards.

Item 6.	Selected Financial Data
The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2010. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

	Historical Consolidated Financial Data
	Years Ended December 31,
	($ in thousands, except per share amounts)
	2010	2009	2008	2007	2006
Statement of Operations Data:
Total closing revenue	$941,656	$970,313	$1,523,068	$2,343,594	$3,461,320
Total cost of closings	(767,509)	(840,046)	(1,322,544)	(1,990,190)	(2,670,422)
Impairments	(6,451)	(126,216)	(237,439)	(340,358)	(78,268)

Gross profit/(loss)	167,696	4,051	(36,915)	13,046	712,630

Commissions and other sales costs	(76,798)	(78,683)	(136,860)	(196,464)	(216,341)
General and administrative expenses	(59,784)	(59,461)	(64,793)	(104,745)	(163,087)
Goodwill and intangible asset impairments	0	0	(1,133)	(130,490)	0
Earnings/(loss) from unconsolidated entities, net (1)	5,243	4,013	(17,038)	(40,229)	20,364
Interest expense	(33,722)	(36,531)	(23,653)	(6,745)	0
(Loss)/gain on extinguishment of debt	(3,454)	9,390	0	0	0
Other income, net	3,303	2,422	4,426	9,145	10,443

Earnings/(loss) before income taxes	2,484	(154,799)	(275,966)	(456,482)	364,009
Benefit/(provision) for income taxes	4,666	88,343	(15,969)	167,631	(138,655)

Net earnings/(loss)	$7,150	$(66,456)	$(291,935)	$(288,851)	$225,354

Earnings/(loss) per common share:
Basic	$0.22	$(2.12)	$(9.95)	$(11.01)	$8.52
Diluted	$0.22	$(2.12)	$(9.95)	$(11.01)	$8.32

Balance Sheet Data (December 31):
Cash, cash equivalents, investments and securities and restricted cash	$412,642	$391,378	$205,923	$27,677	$56,710
Real estate	$738,928	$675,037	$859,305	$1,267,879	$1,530,602
Total assets	$1,224,938	$1,242,667	$1,326,249	$1,748,381	$2,170,525
Senior and senior subordinated notes, loans payable and other borrowings	$605,780	$605,009	$628,968	$729,875	$733,276
Total liabilities	$724,943	$757,242	$799,043	$1,018,217	$1,163,693
Stockholders’ equity	$499,995	$485,425	$527,206	$730,164	$1,006,832

Cash Flow Data:
Cash provided by/(used in):
Operating activities	$32,551	$184,074	$199,829	$(20,613)	$(21,964)
Investing activities	$(174,515)	$(145,419)	$(23,263)	$(9,677)	$(57,720)
Financing activities	$(3,414)	$4,753	$1,680	$1,257	$70,582

(1)	Earnings/(loss) from unconsolidated entities in 2010, 2009, 2008 and 2007 includes $300,000, $2.8 million, $26.0 million and $57.9 million, respectively, of joint venture investment impairments. Refer to Notes 1, 2 and 4 of our consolidated financial statements for more detail.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
Industry Conditions
During 2010, the economic downturn and high unemployment rates persisted, which continued to negatively impact demand in the homebuilding industry. Based on statistics from RealtyTrac, processed foreclosures reached over one million in 2010, the highest annual number of foreclosures since the downturn began. These record-high foreclosure rates contributed to the continued high housing inventory levels and, coupled with limited availability of mortgage financing resulting from the turmoil in the financial industry in prior years, exerted further pressure on home prices. Consumer confidence remained weak, despite the affordability of new homes and historic low interest rates. We believe that the demand we experienced in the second half of 2010 after the expiration of the federal homebuyer tax credit reflected homebuyers’ reluctance to make a purchasing decision until they are comfortable that economic conditions have stabilized. Although we are seeing some signs of the beginning of a recovery in certain markets and expect the second half of 2011 to improve as the economy begins to recover, we believe the current conditions could continue, and we expect that our operations will remain relatively flat until the entire U.S. economy rebounds.
Summary Company Results
Total home closing revenue was $940.4 million for the year ended December 31, 2010, decreasing 2.3% from $962.8 million for 2009 and 37.5% from $1.5 billion in 2008. We generated net income for 2010 of $7.2 million compared to a loss of ($66.5) million in 2009 and ($291.9) million in 2008. Our 2010 results include $6.7 million of real estate-related impairments, a $3.5 million loss from early extinguishment of debt, and a $4.7 million tax benefit. In 2009, results included $129.0 million of real estate-related impairments, $9.4 million gain from early extinguishment of debt, and an $88.3 million deferred tax valuation allowance charge. In 2008, we incurred $263.4 million of real estate-related impairments, and had an additional charge of $118.6 million related to our deferred tax asset valuation. Higher average home prices from the prior years are indicative of a shift to in-fill markets and different geographies, such as California, Florida, and Colorado during 2010 as compared to 2009 and 2008.
At December 31, 2010, our backlog of $201.8 million was down 29.8% from $287.5 million at December 31, 2009. Our December 31, 2008 backlog was $338.0 million. Fewer home sales per community and a slightly lower active community count in the second half of 2010 were primarily responsible for the decline in ending backlog. Our average sales price for homes in backlog decreased from $262,600 at December 31, 2009 to $259,400 at December 31, 2010, primarily due to mix of homes. Our cancellation rate on sales orders as a percentage of gross sales decreased in 2010 to 20.9%, from 24.3% and 35.3%, respectively, for the years ended December 31, 2009 and 2008, reflecting some stabilization of home prices and consumer confidence during the year. Our cancellation rates during 2010 returned to their historical levels.
Company Actions and Positioning
In response to the sustained and extended downturn in our industry, to strengthen our balance sheet we continue to focus on the following initiatives:
•	Redesigning product offering to reduce costs and sales prices, tailoring our product to meet today’s buyers’ affordability demands;
•	Changing sales and marketing efforts to generate additional traffic;

•	Renegotiating construction costs with our subcontractors where possible;

•	Exercising tight control over cash flows;

•	Managing our total lot supply by actively contracting new well-priced lots in strategic submarkets;

•	Monitoring our customer satisfaction scores and working toward improving them based on the results of the surveys;
•	Executing our company-wide operating strategy, Meritage Forward, and the roll-out of associated initiatives such as the Simply Smart Series™, 99-day closing guarantee and Meritage Green that create market differentiation for our product offerings; and
•	Continuing to consolidate overhead functions at all of our divisions and corporate offices to hold down general and administrative cost burden.

In a response to our strategy to take advantage of capital-raising opportunities we completed the following transactions:
•	During 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at 97.567% of par value to yield 7.50%. Concurrent with the issuance of the 2020 notes, we purchased all of our $130 million 7.0% senior notes maturing 2014 and $65 million of our 6.25% senior notes maturing 2015. In connection with these transactions, we recorded a $3.5 million loss on early extinguishment of debt, which is reflected in our statement of operations for the year ended December 31, 2010. This transaction pushed out our earliest maturity from 2014 to 2015 and reduced our 2015 maturity by $65 million.
•	During 2009 we retired $24.1 million of our 7.731% senior subordinated notes maturing in 2017 by issuing approximately 783,000 shares of our common stock in privately negotiated transactions at a 41% average discount from the face value of the notes, resulting in a $9.4 million gain on early extinguishment of debt for the year ended December 31, 2009.
•	During 2008, we completed a public offering of 4,297,544 shares of our common stock at $20.50 per share. We used the proceeds received from this offering for working capital and other general corporate purposes. The net proceeds from this offering were $82.8 million.
Critical Accounting Policies
We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the consolidated financial statements included in this Form 10-K. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of our operations.
The accounting policies that we deem most critical to us and involve the most difficult, subjective or complex judgments are as follows:
Revenue Recognition
We recognize revenue from a home sale when title passes to the homeowner, the homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the receivable, if any, from the homeowner is not subject to future subordination and we do not have a substantial continuing involvement with the sold home. These conditions are typically achieved when a home closes.
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
Real Estate
Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment. Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated to and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, an entitled community’s life cycle ranges from three to five years, commencing with the acquisition of the land and continuing through the land development phase and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the absorption rates and whether the land purchased was raw land or finished lots. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving finished lot purchases may be significantly shorter. Additionally, the current slow-down in the housing market has negatively impacted our sales pace, thereby extending the lives of certain communities.
All of our land inventory and related real estate assets are reviewed for recoverability at least quarterly, or more frequently if impairment indicators are present, as our inventory is considered “long-lived” in accordance with U.S. generally accepted accounting principles. If an asset is deemed not recoverable, we are required to record impairment charges to the extent the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis and actual results may also differ from our assumptions. Our analysis is completed at a community level with each community or land parcel evaluated individually. We pay particular attention to communities experiencing a larger-than-anticipated reduction in their absorption rates or averages sales prices or where gross margins are trending lower than anticipated. For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the assets’ carrying balance exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.
Existing and continuing communities: When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold. Impairments are charged to cost of home closings in the period during which the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sales activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:
•	The presence and significance of local competitors, including their offered product type and competitive actions;

•	Economic and related demographic conditions for the population of the surrounding community;

•	Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes; and

•	Existing home inventory supplies.
These local circumstances may significantly impact our assumptions and the resulting computation of fair value, and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community. In certain cases, we may elect to stop development of (mothball) an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a project, we will impair it to its fair value as discussed above and then cease future development activity until such a time where management believes that market conditions will improve and economic performance will be maximized. Quarterly, we review all communities, including mothballed communities, for potential impairments.

Option deposits and pre-acquisition costs: We also evaluate assets associated with future communities for impairments on a quarterly basis. Using similar techniques described in the existing and continuing communities section above, we determine if the contributions to be generated by our future communities are acceptable to us. If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required. In cases where we decide to abandon the project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur. In certain circumstances, we may also elect to continue with a project because it is expected to generate positive future cash flows, even though it may not be generating an accounting profit, or because of other strategic factors. In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value.
Due to the complexity and subjectivity of these fair value computations, as well as the significance of associated impairments to our financial statements for the past several years, we have concluded that the valuation of our real-estate and associated assets is a critical accounting policy.
During 2010, we recorded $5.7 million of such impairment charges related to our home and land inventories and real estate-related joint venture investments. Additionally, we wrote off approximately $1.0 million of deposits and pre-acquisition costs relating to projects that were no longer economically feasible. Refer to Note 2 of these consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding these impairments and the associated remaining fair values of impaired communities.
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
Warranty Reserves
We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, warranty reserves are recorded to cover our exposure to absorb the costs for materials and labor not expected to be covered by our subcontractors as they relate to warranty-type claims subsequent to the delivery of a home to the homeowner. Reserves are reviewed on a regular basis and, with the assistance of an actuary, we determine their sufficiency based on our and industry-wide historical data and trends with respect to product types and geographical areas.
At December 31, 2010, our warranty reserve was $29.3 million, reflecting an accrual of 0.2% to 0.7% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $700,000 in 2010. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
Off-Balance Sheet Arrangements
Historically, we have invested in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unaffiliated homebuilders, land sellers and financial or other strategic partners.
All unconsolidated entities through which we acquire and develop land are accounted for by either the cost or the equity method of accounting as the criteria for consolidation set forth in ASC 860-10, Consolidation, have not been met. We record our investments in these entities in our consolidated balance sheets as “Investments in unconsolidated entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “Earnings/(loss) from unconsolidated entities, net.”
In order to determine if we should consolidate equity-basis joint ventures, we determine if the ventures are VIEs and if we are the primary beneficiary of the unconsolidated entity. Factors considered in our determination include our ability to control the activities of the entity that most significantly impact its economic performance, and in cases where we do control such activities, if we also are expected to absorb the majority of the expected losses or expected gains of the entity.
As of December 31, 2010, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary, we have a significant influence, and our ownership interest exceeds 20%. At December 31, 2010, we had investments of $11.0 million related to equity-method unconsolidated entities with total assets of $56.0 million and total liabilities of $30.1 million. See Note 4 in the accompanying consolidated financial statements for additional information related to these investments.

We enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We also analyze these agreements under ASC 860-10 to determine whether we are the primary beneficiary of the variable interest entity (“VIE”), if applicable, using a similar analysis, as noted above. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. See Note 3 in the accompanying financial statements for additional information related to our off-balance-sheet arrangements. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as “Real estate not owned” in our consolidated balance sheets. The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.
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
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at December 31, 2010 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets and NOL carryovers.
At December 31, 2010 and 2009, we had a valuation allowance of $90.0 million ($63.4 million federal and $26.6 million state) and $92.6 million ($65.2 million federal and $27.4 million state), respectively, against deferred tax assets which include the tax benefit from NOL carryovers. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal net operating loss carryforwards may be used to offset future taxable income for 20 years and expire in 2030. State net operating loss carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2012. Deferred tax assets include tax-effected federal and state net operating loss carryforwards of $25.6 million and $21.4 million in 2010 and 2009, respectively. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and NOL carryovers.
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
The calculation of employee compensation expense involves estimates that require management judgments. These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 9 in the accompanying consolidated financial statements. The fair value of our stock options, which typically vest ratably over a five-year period, is determined at the time of grant and is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on a composite of historical volatility of our stock and implied volatility from our traded options. The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding. A 10% decrease in our forfeiture rate would have increased our stock compensation by approximately $26,000 in 2010.

Home Closing Revenue, Home Orders and Order Backlog — Segment Analysis
The tables provided below show operating and financial data regarding our homebuilding activities (dollars in thousands).

	Years Ended December 31,		Year Over Year
	2010	2009	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$940,406	$962,797	$(22,391)	(2.3)%
Homes closed	3,700	4,039	(339)	(8.4)%
Average sales price	$254.2	$238.4	$15.8	6.6%

West Region

California
Dollars	$147,194	$116,197	$30,997	26.7%
Homes closed	417	348	69	19.8%
Average sales price	$353.0	$333.9	19.1	5.7%

Nevada
Dollars	$16,006	$27,049	$(11,043)	(40.8)%
Homes closed	81	130	(49)	(37.7)%
Average sales price	$197.6	$208.1	$(10.5)	(5.0)%

West Region Totals
Dollars	$163,200	$143,246	$19,954	13.9%
Homes closed	498	478	20	4.2%
Average sales price	$327.7	$299.7	$28.0	9.3%

Central Region

Arizona
Dollars	$156,117	$156,107	$10	0.0%
Homes closed	700	781	(81)	(10.4)%
Average sales price	$223.0	$199.9	$23.1	11.6%

Texas
Dollars	$487,797	$566,879	$(79,082)	(14.0)%
Homes closed	2,028	2,405	(377)	(15.7)%
Average sales price	$240.5	$235.7	$4.8	2.0%

Colorado
Dollars	$48,820	$44,225	$4,595	10.4%
Homes closed	162	145	17	11.7%
Average sales price	$301.4	$305.0	$(3.6)	(1.2)%

Central Region Totals
Dollars	$692,734	$767,211	$(74,477)	(9.7)%
Homes closed	2,890	3,331	(441)	(13.2)%
Average sales price	$239.7	$230.3	$9.4	4.1%

East Region

Florida
Dollars	$84,472	$52,340	$32,132	61.4%
Homes closed	312	230	82	35.7%
Average sales price	$270.7	$227.6	$43.1	18.9%

	Years Ended December 31,		Year Over Year
	2009	2008	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$962,797	$1,505,117	$(542,320)	(36.0)%
Homes closed	4,039	5,627	(1,588)	(28.2)%
Average sales price	$238.4	$267.5	$(29.1)	(10.9)%

West Region

California
Dollars	$116,197	$241,792	$(125,595)	(51.9)%
Homes closed	348	581	(233)	(40.1)%
Average sales price	$333.9	$416.2	(82.3)	(19.8)%

Nevada
Dollars	$27,049	$65,734	$(38,685)	(58.9)%
Homes closed	130	247	(117)	(47.4)%
Average sales price	$208.1	$266.1	$(58.0)	(21.8)%

West Region Totals
Dollars	$143,246	$307,526	$(164,280)	(53.4)%
Homes closed	478	828	(350)	(42.3)%
Average sales price	$299.7	$371.4	$(71.7)	(19.3)%

Central Region

Arizona
Dollars	$156,107	$271,646	$(115,539)	(42.5)%
Homes closed	781	1,084	(303)	(28.0)%
Average sales price	$199.9	$250.6	$(50.7)	(20.2)%

Texas
Dollars	$566,879	$783,835	$(216,956)	(27.7)%
Homes closed	2,405	3,217	(812)	(25.2)%
Average sales price	$235.7	$243.7	$(8.0)	(3.3)%

Colorado
Dollars	$44,225	$50,213	$(5,988)	(11.9)%
Homes closed	145	145	0	0.0%
Average sales price	$305.0	$346.3	$(41.3)	(11.9)%

Central Region Totals
Dollars	$767,211	$1,105,694	$(338,483)	(30.6)%
Homes closed	3,331	4,446	(1,115)	(25.1)%
Average sales price	$230.3	$248.7	$(18.4)	(7.4)%

East Region

Florida
Dollars	$52,340	$91,897	$(39,557)	(43.0)%
Homes closed	230	353	(123)	(34.8)%
Average sales price	$227.6	$260.3	$(32.7)	(12.6)%

	Years Ended December 31,		Year Over Year
	2010	2009	Chg $	Chg %
Home Orders (1)
Total
Dollars	$854,687	$912,301	$(57,614)	(6.3)%
Homes ordered	3,383	3,853	(470)	(12.2)%
Average sales price	$252.6	$236.8	$15.8	6.7%

West Region

California
Dollars	$128,167	$116,609	$11,558	9.9%
Homes ordered	373	350	23	6.6%
Average sales price	$343.6	$333.2	10.4	3.1%

Nevada
Dollars	$15,704	$23,267	$(7,563)	(32.5)%
Homes ordered	79	119	(40)	(33.6)%
Average sales price	$198.8	$195.5	$3.3	1.7%

West Region Totals
Dollars	$143,871	$139,876	$3,995	2.9%
Homes ordered	452	469	(17)	(3.6)%
Average sales price	$318.3	$298.2	$20.1	6.7%

Central Region

Arizona
Dollars	$155,987	$146,006	$9,981	6.8%
Homes ordered	678	738	(60)	(8.1)%
Average sales price	$230.1	$197.8	$32.3	16.3%

Texas
Dollars	$417,840	$518,288	$(100,448)	(19.4)%
Homes ordered	1,776	2,233	(457)	(20.5)%
Average sales price	$235.3	$232.1	$3.2	1.4%

Colorado
Dollars	$54,328	$42,416	$11,912	28.1%
Homes ordered	175	140	35	25.0%
Average sales price	$310.4	$303.0	$7.4	2.4%

Central Region Totals
Dollars	$628,155	$706,710	$(78,555)	(11.1)%
Homes ordered	2,629	3,111	(482)	(15.5)%
Average sales price	$238.9	$227.2	$11.7	5.1%

East Region

Florida
Dollars	$82,661	$65,715	$16,946	25.8%
Homes ordered	302	273	29	10.6%
Average sales price	$273.7	$240.7	$33.0	13.7%

(1)	Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Years Ended December 31,		Year Over Year
	2009	2008	Chg $	Chg %
Home Orders (1)
Total
Dollars	$912,301	$1,173,163	(260,862)	(22.2)%
Homes ordered	3,853	4,620	(767)	(16.6)%
Average sales price	$236.8	$253.9	$(17.1)	(6.7)%

West Region

California
Dollars	$116,609	$194,170	$(77,561)	(39.9)%
Homes ordered	350	504	(154)	(30.6)%
Average sales price	$333.2	$385.3	$(52.1)	(13.5)%

Nevada
Dollars	$23,267	$53,527	$(30,260)	(56.5)%
Homes ordered	119	208	(89)	(42.8)%
Average sales price	$195.5	$257.3	$(61.8)	(24.0)%

West Region Totals
Dollars	$139,876	$247,697	$(107,821)	(43.5)%
Homes ordered	469	712	(243)	(34.1)%
Average sales price	$298.2	$347.9	$(49.7)	(14.3)%

Central Region

Arizona
Dollars	$146,006	$193,299	$(47,293)	(24.5)%
Homes ordered	738	884	(146)	(16.5)%
Average sales price	$197.8	$218.7	$(20.9)	(9.6)%

Texas
Dollars	$518,288	$629,639	$(111,351)	(17.7)%
Homes ordered	2,233	2,632	(399)	(15.2)%
Average sales price	$232.1	$239.2	$(7.1)	(3.0)%

Colorado
Dollars	$42,416	$45,341	$(2,925)	(6.5)%
Homes ordered	140	136	4	2.9%
Average sales price	$303.0	$333.4	$(30.4)	(9.1)%

Central Region Totals
Dollars	$706,710	$868,279	$(161,569)	(18.6)%
Homes ordered	3,111	3,652	(541)	(14.8)%
Average sales price	$227.2	$237.8	$(10.6)	(4.5)%

East Region

Florida
Dollars	$65,715	$57,187	$8,528	14.9%
Homes ordered	273	256	17	6.6%
Average sales price	$240.7	$223.4	$17.3	7.7%

(1)	Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	December 31,
	2010	2009	2008

Active Communities
Total	151	153	178

West Region
California	14	7	12
Nevada	4	6	12

West Region Totals	18	13	24

Central Region
Arizona	32	26	31
Texas	82	98	109
Colorado	9	6	3

Central Region Totals	123	130	143

East Region (Florida)	10	10	11

	Years Ended December 31,
	2010	2009	2008
Cancellation Rates (1)
Total	20.9%	24.3%	35.3%

West Region
California	18.7%	19.2%	33.2%
Nevada	17.7%	20.1%	22.1%
West Region Totals	18.6%	19.4%	30.3%

Central Region
Arizona	12.9%	12.9%	25.6%
Texas	25.1%	29.4%	39.6%
Colorado	15.0%	15.2%	23.2%
Central Region Totals	21.6%	25.5%	36.2%

East Region (Florida)	17.7%	17.3%	35.8%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

	Years Ended December 31,		Year Over Year
	2010	2009	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$201,816	$287,535	$(85,719)	(29.8)%
Homes in backlog	778	1,095	(317)	(28.9)%
Average sales price	$259.4	$262.6	$(3.2)	(1.2)%

West Region

California
Dollars	$15,295	$34,322	$(19,027)	(55.4)%
Homes in backlog	45	89	(44)	(49.4)%
Average sales price	$339.9	$385.6	$(45.7)	(11.9)%

Nevada
Dollars	$2,369	$2,671	$(302)	(11.3)%
Homes in backlog	12	14	(2)	(14.3)%
Average sales price	$197.4	$190.8	$6.6	3.5%

West Region Totals
Dollars	$17,664	$36,993	$(19,329)	(52.3)%
Homes in backlog	57	103	(46)	(44.7)%
Average sales price	$309.9	$359.2	$(49.3)	(13.7)%

Central Region

Arizona
Dollars	$31,980	$32,110	$(130)	(0.4)%
Homes in backlog	125	147	(22)	(15.0)%
Average sales price	$255.8	$218.4	$37.4	17.1%

Texas
Dollars	$111,607	$181,564	$(69,957)	(38.5)%
Homes in backlog	463	715	(252)	(35.2)%
Average sales price	$241.1	$253.9	$(12.8)	(5.0)%

Colorado
Dollars	$16,964	$11,456	$5,508	48.1%
Homes in backlog	52	39	13	33.3%
Average sales price	$326.2	$293.7	$32.5	11.1%

Central Region Totals
Dollars	$160,551	$225,130	$(64,579)	(28.7)%
Homes in backlog	640	901	(261)	(29.0)%
Average sales price	$250.9	$249.9	$1.0	0.4%

East Region

Florida
Dollars	$23,601	$25,412	$(1,811)	(7.1)%
Homes in backlog	81	91	(10)	(11.0)%
Average sales price	$291.4	$279.3	$12.1	4.3%

(1)	Our backlog represents net sales that have not closed.

	Years Ended December 31,		Year Over Year
	2009	2008	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$287,535	$338,031	$(50,496)	(14.9)%
Homes in backlog	1,095	1,281	(186)	(14.5)%
Average sales price	$262.6	$263.9	$(1.3)	(0.5)%

West Region

California
Dollars	$34,322	$33,910	$412	1.2%
Homes in backlog	89	87	2	2.3%
Average sales price	$385.6	$389.8	$(4.2)	(1.1)%

Nevada
Dollars	$2,671	$6,453	$(3,782)	(58.6)%
Homes in backlog	14	25	(11)	(44.0)%
Average sales price	$190.8	$258.1	$(67.3)	(26.1)%

West Region Totals
Dollars	$36,993	$40,363	$(3,370)	(8.3)%
Homes in backlog	103	112	(9)	(8.0)%
Average sales price	$359.2	$360.4	$(1.2)	(0.3)%

Central Region

Arizona
Dollars	$32,110	$42,211	$(10,101)	(23.9)%
Homes in backlog	147	190	(43)	(22.6)%
Average sales price	$218.4	$222.2	$(3.8)	(1.7)%

Texas
Dollars	$181,564	$230,155	$(48,591)	(21.1)%
Homes in backlog	715	887	(172)	(19.4)%
Average sales price	$253.9	$259.5	$(5.6)	(2.2)%

Colorado
Dollars	$11,456	$13,265	$(1,809)	(13.6)%
Homes in backlog	39	44	(5)	(11.4)%
Average sales price	$293.7	$301.5	$(7.8)	(2.6)%

Central Region Totals
Dollars	$225,130	$285,631	$(60,501)	(21.2)%
Homes in backlog	901	1,121	(220)	(19.6)%
Average sales price	$249.9	$254.8	$(4.9)	(1.9)%

East Region

Florida
Dollars	$25,412	$12,037	$13,375	111.1%
Homes in backlog	91	48	43	89.6%
Average sales price	$279.3	$250.8	$28.5	11.4%

(1)	Our backlog represents net sales that have not closed.

Fiscal 2010 Compared to Fiscal 2009
Companywide. Home closings revenue for the year ended December 31, 2010 remained relatively flat at $940.4 million, a 2.3% decrease when compared to the prior year, primarily due to a 339-unit reduction in units closed, mostly offset by a $15,800 increase in average closing price. Lower sales volume of 3,383 units in 2010 as compared to 3,853 in 2009, reflects the weakened demand caused by the expiration of the federal homebuyer tax credit and continuing economic instability. Absorptions in 2010 were partially aided by our lower cancellation rate of 20.9% as compared to 24.3% in 2009. Closings exceeded sales in the latter part of the year, resulting in a 317 unit decrease in our backlog in 2010, down to 778 homes as compared to 1,095 homes in 2009. Our active community count dipped slightly from prior year, as did our average sales per community at 22.3 during 2010, as compared to 23.3 during 2009.
West In 2010, home closings grew to 498 units with a value of $163.2 million, increases of $20.0 million and 20 units, or 13.9% and 4.2%, respectively, over 2009. The Nevada market experienced continued weakness with a 40 sales unit decrease, more than offsetting our 23-unit gain in California. The California improvements were aided by a doubling of our active community count in 2010, up to 14 as of year-end. The Region had success early in the year, as sales orders and closings increased due in part to the extension of the homebuyer tax credit. In the latter part of the year, the expiration of the federal homebuyer tax credit and uncertain economy negatively impacted operations, resulting in sales of 452 units, a 3.6% decline from 2009. The higher closing volume and decrease in sales directly impacted ending backlog of 57 units, down from 103 the prior year.
Central The Central Region’s 2010 closings of 2,890 deliveries totaling $692.7 million in revenues are 13.2% and 9.7%, respectively, lower than those reported in 2009. Largely impacting the Region’s results is the slowing of our Texas markets, as indicated by the 377 unit or 15.7% decrease in home closings from the same period a year ago, and due primarily to its 16.3% decrease in active communities. Offsetting some of the closing declines in Texas were increased closings in Colorado, while Arizona’s results remained mostly flat as unit decreases were primarily offset by closing price increases. The decrease in active communities in Texas is a result of scheduled closing of our older communities and redeployment of capital to select markets that present better opportunities to generate higher margins. This strategy has resulted in the rebalancing of assets from Texas into other markets, primarily Arizona, California and Colorado. The increased pricing in Arizona is due to the in-fill communities that have been acquired and opened over the last 18 months.
The Region’s sales declined 482 units in 2010, resulting in a 29.0% or 261 unit decrease in ending backlog at December 31, 2010 as compared to prior year. Arizona operations had a 15.0% decrease in ending backlog to 125 units. However, the new communities that opened in the latter part of 2009 and in 2010 are generating higher average sales prices, nearly offsetting the unit decline and resulting in a relatively flat backlog of $32.0 million, down only $130,000 but 22 units from 2009. Colorado continued to be the only state in the Region that did not experience any sales or backlog deterioration from 2009 to 2010. This is primarily due to an increase in active community count of 50.0%, which contributed $11.9 million of additional sales volume and $5.5 million of additional backlog in 2010 versus 2009. Texas sales reflected the same trends as its revenue, with $100.5 million and 457 unit declines from the prior year.
East We generated 312 closings with $84.5 million of home revenue in 2010, a 35.7% and 61.4% increase from the same period a year ago. Our East Region experienced similar sales improvements generating $16.9 million of additional sales volume, due to both a 10.6% increase in unit sales as well as a $33,000 increase in average sales price in 2010 vs. 2009. We ended 2010 with 81 units in backlog with a value of $23.6 million, 11.0% and 7.1% decreases from 2009, and an increased average sales price of $12,100 as closings outpaced sales in the final half of the year. We believe that our community locations have helped the overall performance of this Region, as the Region’s lot supply is primarily comprised of well-located lots purchased in the last two years.
Fiscal 2009 Compared to Fiscal 2008
Companywide. Home closings for the year ended December 31, 2009 decreased $542.3 million or 36.0% when compared to the prior year, primarily due to the 1,588 reduction in units closed with a $29,100 lower average closing price. Lower sales volume of 3,853 units in 2009 as compared to 4,620 in 2008, reflected the reduced demand caused by the industry downturn and the economic recession. Absorptions in 2009 were partially aided by our lower cancellation rate of 24.3% as compared to 35.3% in 2008. Closings exceeded sales in the latter part of the year due to the initial November 2009 homebuyer tax credit deadline and resulted in a decrease of 186 units in our backlog in 2009, down to 1,095 homes as compared to 1,281 homes in 2008. In addition, the decreases in our actively-selling communities from 178 at December 31, 2008 to 153 at December 31, 2009 also impacted our sales, closings and backlog levels during 2009. However, although we had fewer active communities, we did maintain our average sales per active community at 23.3 during 2009, in line with 23.2 in 2008.

Our increased selling efforts and retooled product offerings to attract the first-time and first-time move-up buyer were offset by continuing lower demand as a result of the homebuilding industry downturn. The economic recession further amplified the pressure on sales prices and the lack of potential homebuyers’ interest in purchasing a new home during 2009’s uncertain times. Additionally, the influx of foreclosures, increases in unemployment rates and the tighter lending standards for obtaining mortgage financing — both for our homebuyers as well as for the buyers of their existing homes — also dampened demand.
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
Central. The Central Region’s closings of 3,331 deliveries generating $767.2 million of revenues in 2009 were 25.1% and 30.6% lower than those reported in 2008, respectively. Although Texas remained our strongest market during 2009, it had also begun to experience slowing as indicated by its cancellation rate of 29.4% in 2009, our highest rate experienced in all the states in which we operate. Arizona continued to struggle with an oversupply of existing and foreclosure home inventory contributing to the Region’s 541 unit decline in home orders in 2009. Successful marketing campaigns and new replacement subdivisions coming on line in the latter part of 2009 kept the Arizona backlog reduction to only a 43 unit decline as of December 31, 2009, with average sales prices in the Region of $249,900 in 2009, consistent with $254,800 in 2008.
East. We generated 230 closings with $52.3 million of corresponding home revenue in 2009. The 34.8% decline in deliveries from 2008 is attributed to the slowing market in the early part of 2009. In mid-2009, we acquired several bargain-priced parcels in prime locations in Orlando and have had a high level of success in our new communities. We sold 273 homes in this Region, a 6.6% increase over prior years with a $17,300 increase in average sales price. The increased demand led to higher ending backlog with 91 units for a sales value of $25.4 million as of December 31, 2009, as compared to 48 units with a sales value of $12.0 million as of December 31, 2008. Our decreases in cancellation rates from 35.8% for 2008 to less than half that rate for 2009, coupled with a steady active community count, demonstrated some of the positive trends that we experienced in select markets.
Other Operating Information (dollars in thousands)

	Years ended December 31,
	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Home Closing Gross Profit/(Loss) Total (1)	$167,456	17.8%	$18,693	1.9%	$5,280	0.4%

Add back impairments	6,434		111,490		194,955

Adjusted Gross Margin	173,890	18.5%	130,183	13.5%	200,235	13.3%

West	$29,062	17.8%	$(7,151)	(5.0)%	$(66,217)	(21.5)%

Add back impairments	274		25,497		92,566

Adjusted Gross Margin	29,336	18.0%	18,346	12.8%	26,349	8.6%

Central	$119,061	17.2%	$30,876	4.0%	$81,440	7.4%

Add back impairments	5,839		77,389		81,999

Adjusted Gross Margin	124,900	18.0%	108,265	14.1%	163,439	14.8%

East	$19,333	22.9%	$(5,032)	(9.6)%	$(9,943)	(10.8)%

Add back impairments	321		8,604		20,390

Adjusted Gross Margin	$19,654	23.3%	3,572	6.8%	10,447	11.4%

(1)	Home closing gross profit represents home closing revenue less cost of home closings, including impairments. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

Fiscal 2010 Compared to Fiscal 2009
Companywide. Home closing gross margin improved to 17.8% for the year ended December 31, 2010 as compared to 1.9% for the year ended December 31, 2009. Gross margins excluding impairments were 18.5% and 13.5% for 2010 and 2009, respectively. Our new communities with well-priced lots located in good submarkets contributed to the gross margin gains in 2010. Our margins also benefited from the continued cost-cutting measures and building efficiencies we have achieved over the last two years. Our impairment charges reflect the write-down to fair value of certain real-estate and related assets. We recorded only $6.4 million of impairments in 2010, a $105.1 million decrease from 2009. Our impairments in 2010 reflect the continuation of soft market conditions in some of our geographies, particularly in our legacy communities in Texas as we push to close them out.
We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.
West. Our West Region improved its home closing gross margin to 17.8% for 2010 from a negative margin of (5.0)% in 2009. These margins included impairments of $0.3 million in 2010 versus $25.5 million in the prior year. Excluding these impairments, the gross margins for 2010 and 2009 were 18.0% and 12.8%, respectively. The improvement in our pre-impairment gross margins is mostly attributable to our desirable locations in our California markets that achieved more normalized margins.
Central. The Central Region’s 17.2% home closing gross profit increased 1,320 basis points as compared to 4.0% in 2009, primarily due to fewer community impairments recorded in 2010 as compared to the same period a year ago and cost savings in materials and construction costs. During 2010, we were successful in earning near-normal margins in many of our new communities in Arizona and Colorado as the lots were well priced and were located in more desirable submarkets. The Central Region’s home closing gross margins include $5.8 million of real estate-related impairments for 2010 compared to $77.4 million for 2009. Excluding these impairments, the gross margin in this Region increased to 18.0% in 2010 versus 14.1% in 2009.
East. Our East region experienced a significant increase in gross margins earning 22.9% for 2010 versus a negative margin of (9.6)% for 2009. The increase in home closing margins is primarily due to reduced impairments recorded, $0.3 million and $8.6 million during 2010 and 2009, respectively. Gross margins also increased due to the closings generated by our new communities, which tend to earn higher margins and higher average closing prices of $43,100. Excluding these impairments, gross margins would have been 23.3% for the Region for 2010 and 6.8% for 2009 benefitting from our new communities as previously discussed.
Fiscal 2009 Compared to Fiscal 2008
Companywide. Home closing gross margin improved to 1.9% for the year ended December 31, 2009 as compared to 0.4% for the year ended December 31, 2008. Margins in 2009 benefited from a lower basis for our inventory resulting from prior period impairments. Our impairment charges reflect the write-down to fair value of certain real-estate and related assets. The prolonged downturn in the general economy and homebuilding industry in particular, led to declines in the values of these assets and the abandonment and corresponding write-off of certain of our investments. Excluding impairments, gross margins were 13.5% and 13.3% for 2009 and 2008, respectively. The relatively flat gross margins excluding impairments are primarily the result of declines in average sales prices of home deliveries in 2009, partially offset by cost savings from re-negotiated construction contracts and reductions in our asset basis caused by impairments taken in prior periods for homes closed in the current period.
West. Our West Region improved its home closing gross loss to a negative margin of (5.0)% for 2009 from a negative margin of (21.5)% in 2008. These margins included impairments of $25.5 million in 2009 versus $92.6 million in the prior year. Excluding these impairments, the gross margins for 2009 and 2008 were 12.8% and 8.6%, respectively. The improvement in our pre-impairment gross margins was due to the lower basis in our homes from prior impairments, as well as the benefits realized from the cost reductions noted above, as well as the lower lot basis for new communities.
Central. The Central Region’s 4.0% home closing gross profit decreased 340 basis points as compared to 7.4% in 2008, primarily due to the shift of activity to our lower margin Texas markets from Arizona, which historically had enjoyed higher margins. Despite these decreases, margins in this Region remained positive due to the relatively stronger market and lower levels of impairments recorded in Texas. The Central Region’s home closing gross margins included $77.4 million of real estate-related impairments for 2009 compared to $82.0 million for 2008. Excluding these impairments, the gross margin in this Region remained somewhat consistent year over year with 14.1% margins in 2009 versus 14.8% in the prior year, with the slight decrease mostly due to mix of homes.
East. This Region, like the West, experienced a home closing gross loss, with negative gross margins of (9.6)% for 2009 as compared to (10.8)% for the prior year. The home closing gross losses were primarily due to $8.6 million and $20.4 million of real estate-related impairments during 2009 and 2008. Gross margins were also impacted by price concessions and product mix, as evidenced by the reduced average closing prices year over year. Excluding these impairments, gross margins would have been 6.8% for the Region for 2009 and 11.4% for 2008.

	Years Ended December 31,
	($ in thousands)
	2010	2009	2008
Commissions and Other Sales Costs
Dollars	$76,798	$78,683	$136,860
Percent of home closing revenue	8.2%	8.2%	9.1%

General and Administrative Expenses
Dollars	$59,784	$59,461	$64,793
Percent of total closing revenue	6.3%	6.1%	4.3%

Goodwill and Intangible Asset Impairments
Dollars	$0	$0	$1,133

Interest Expense
Dollars	$33,722	$36,531	$23,653

Benefit/(provision) for Income Taxes
Dollars	$4,666	$88,343	$(15,969)
Percent of earnings/(loss) before benefit/(provision) for income taxes	188%	57.1%	(5.8)%
Fiscal 2010 Compared to Fiscal 2009
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs decreased by $1.9 million for 2010 versus 2009. The decrease primarily relates to reduced commission expense attributable to lower closing units and revenue dollars as well as reduced sales office and model maintenance costs. Over the past several quarters, we have migrated to a more efficient field marketing structure by reducing the number of models and corresponding operating costs in our model and sales complexes. In 2010, these savings were partially offset by increased grand opening and marketing costs associated with our extreme “green” communities.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses increased slightly to $59.8 million for 2010 versus $59.5 million in 2009. Meritage was one of the first homebuilders to aggressively cut overhead and associated general and administrative expenses as the market began its downward cycle in late 2006 and therefore, is continuing to operate under this efficient, lean structure, resulting in relatively flat year-over-year dollar comparisons. We expect to be able to capitalize on our centralized operations as the economy improves with limited general and administrative expense increases. General and administrative expenses were 6.3% and 6.1% of total revenue for 2010 and 2009, respectively, primarily due to the decrease in revenues in 2010.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and senior subordinated notes, credit facility and other borrowings. During 2010 and 2009, our non-capitalizable interest expense was $33.7 million and $36.5 million, respectively. Due to our concentrated efforts to reduce inventory through faster cycle times and to sell under-performing assets, the balance of our inventory that is eligible for interest capitalization dropped below the corresponding volume of our debt, resulting in significant amounts of interest expense being charged directly to our statement of operations. Additionally, our new senior notes bear a slightly higher interest rate than the notes that were retired. Interest expense in 2009 also includes $3.1 million related to the amendment of and subsequent termination of our Credit Facility.
Income Taxes. Our overall effective tax rates were a benefit of 188% for 2010, compared to 57.1% for 2009. The 2009 tax rate reflects the tax benefit we received from federal tax legislation that enabled us to carry back our 2009 NOL five years.
Fiscal 2009 Compared to Fiscal 2008
Commissions and Other Sales Costs. As a percentage of home closing revenue, these costs decreased to 8.2% for 2009 from 9.1% for 2008. The decrease primarily related to reduced advertising spending as we focused on targeted national and regional campaigns where we were able to achieve economies of scale while continuing to derive benefit from these efforts at the local level. We also reduced the size of our model complexes and outfitting homes with fewer options and upgrades to highlight a payment- oriented sales approach, demonstrating what a homebuyer can truly afford rather than an options-loaded model complex, which reduced our model home costs.

General and Administrative Expenses. General and administrative expenses decreased $5.3 million for 2009 versus 2008. Although we continued to execute on our cost-cutting and streamlining strategy, particularly in headcount and salary expense reductions, the significant revenue decline resulted in our general and administrative expenses increasing as a percentage of home closing revenue. General and administrative expenses were 6.1% and 4.3% of total revenue for 2009 and 2008, respectively.
Interest Expense. During 2009 and 2008, our non-capitalizable interest expense was $36.5 million and $23.7 million, respectively. Due to our concentrated efforts to reduce inventory through faster cycle times and to sell under-performing assets, the balance of our inventory that was eligible for interest capitalization dropped below the corresponding volume of our debt, resulting in a charge of a significantly larger portion of our interest incurred being expensed directly to our statements of operations. Interest expense in 2009 also includes $3.1 million related to the amendment of and subsequent termination of our Credit Facility. Similar amendment charges in 2008 were $1.4 million.
Income Taxes. Our overall effective tax rates were 57.1% for 2009, compared to (5.8)% for 2008. The change in our tax rate during 2009 was primarily attributable to the tax benefit from federal tax legislation that enabled us to carry back our 2009 NOL five years. The 2008 tax rate was lower due to the recording of a full valuation allowance against deferred tax assets in that year.
Liquidity and Capital Resources
Overview
Our principal uses of capital for 2010 were operating expenses, home construction, the payment of routine liabilities and the acquisition of new lot positions. We used funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions and construction of model homes for finished lot acquisitions. For raw land purchases, we also need to fund plat and other approvals, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized as an expense in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we experienced the positive effects of the homebuilding cash flow cycle during 2008 and 2009 as our cash balances increased as our community count declined. As these older communities are closing out and our inventory volumes decrease, we have begun to acquire new lots. Accordingly, on a go-forward basis, we expect that cash outlays for land purchases may exceed our cash generated by operations as demand for new homes stabilizes and improves and we actively grow our community count. During 2010, we purchased about 5,800 lots for $236.4 million, started homes on about 3,600 lots and closed 3,700 homes.
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory acquisition development. We generated $32.6 million of positive operating cash flows after our lot purchases during 2010. At December 31, 2010, we had a cash and cash equivalents restricted cash and investments and securities balance of $412.6 million at December 31, 2010. As we have no bond maturities until 2015, we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire well-positioned lots that represent opportunities to generate more normal margins and increase our active communities.
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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At	At
	December 31, 2010	December 31, 2009

Notes payable and other borrowings	$605,780	$605,009
Stockholders’ equity	499,995	485,425

Total capital	$1,105,775	$1,090,434
Debt-to-capital (1)	54.8%	55.5%

Notes payable and other borrowings	$605,780	$605,009
Less: cash, cash equivalents, restricted cash and investments and securities	(412,642)	(391,378)

Net debt	193,138	213,631
Stockholders’ equity	499,995	485,425

Total net capital	$693,133	$699,056
Net debt-to-capital (2)	27.9%	30.6%

(1)	Debt-to-capital is computed as notes payable and other borrowing divided by the aggregate of total notes payable and stockholders’ equity.

(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity.
Senior and Senior Subordinated Notes
6.25% Senior Notes
In March 2005, we issued $350.0 million in aggregate principal amount of 6.25% senior notes due 2015. In April 2010, we repurchased $65 million of our 6.25% senior notes, resulting in $285 million in aggregate principal remaining on the notes. The indenture which governs the 6.25% senior notes requires us to comply with a number of covenants that restrict certain transactions, including:
•	limiting the amount of additional indebtedness we can incur unless after giving effect to such additional indebtedness, either (i) our fixed charge coverage ratio would be at least 2.0 to 1.0 or (ii) our ratio of unconsolidated debt to consolidated tangible net worth would be less than 3.0 to 1.0, provided, however, this limitation does not generally apply to most types of inter-company indebtedness, purchase money indebtedness, other indebtedness up to $25 million and non-recourse indebtedness;
•	generally limiting the amount of dividends, redemptions of equity interests and certain investments we can make to $25 million plus (i) 50% of our net income since June 1, 2001 plus (ii) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions;
•	limiting our ability to incur or create certain liens;
•	placing limitations on the sale of assets, mergers and consolidations and transactions with affiliates; and
•	limiting the amount of investments we can make in joint ventures in a permitted business with unaffiliated third parties to 30% of our consolidated tangible net worth (as defined in the indenture).
7.731% Senior Subordinated Notes
In February 2007, we completed a $150.0 million private placement of 7.731% senior subordinated notes due 2017. These notes were issued at par, and their associated proceeds were used to pay down our Credit Facility. The covenants related to these senior subordinated notes are substantially similar to the covenants of our 6.25% senior notes discussed in this footnote.
7.15% Senior Notes
During the second quarter of 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at 97.567% of par value to yield 7.50%. The indenture for our 7.15% senior notes contains covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions of non-model home assets and mergers. The covenants contained in the 7.15% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indentures for the 6.25% senior notes and 7.731% senior subordinated notes.

7.0% Senior Notes
In April 2004, we issued $130.0 million in principal amount of 7.0% senior notes due 2014. In April 2010, we repurchased all of the $130.0 million of 7.0% senior notes.
Covenant Compliance
We were in compliance with all Senior and Senior Subordinated Note covenants as of December 31, 2010. Failure to maintain both the Fixed Charge Coverage Ratio and the Leverage Ratio does not result in a default under our senior and senior subordinated notes. Rather, it results in a prohibition (subject to exceptions) from incurring additional indebtedness. As of December 31, 2010, we were in compliance with our Leverage Ratio and therefore, the prohibition against incurring additional debt is not applicable. Our actual Fixed Charge Ratio and Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth as of December 31, 2010 are reflected in the table below:

		Covenant
Financial Covenant		Requirement	Actual
		($ in millions)
Fixed Charge Coverage	>	2.0	1.691
Leverage Ratio	<	3.0	1.275
See Note 5 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for all further information on our senior and senior subordinated notes.
Land under Control
We enter into various options and purchase contracts for land in the normal course of business. Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. The pre-established number is typically structured to approximate our expected rate of home construction starts, although as demand slows, in some instances starts may fall below the pre-established minimum number of lot purchases. Over the past several years, the slower sales rate caused us to take certain actions, including purchasing lots in advance of corresponding sales, re-negotiating the takedown schedules, and discontinuing lot purchases and forfeiting the related non-refundable option deposit. Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying consolidated financial statements in this Annual Report on Form 10-K.
The total number of lots under control at December 31, 2010 was 15,224 as compared to 12,906 at December 31, 2009. In 2010 and 2009, respectively, 84.7% and 77.4% of our controlled lots were owned. The increase in our lot position from prior year was due to an intentional effort to grow our lot positions in strategic submarkets during 2010, as we entered into new land contracts for approximately 6,800 lots for $239.2 million as compared to approximately 4,000 lots for $148.5 million in 2009. At December 31, 2010, our total option and purchase contracts had purchase prices in the aggregate of approximately $111.8 million, on which we had made deposits of approximately $10.4 million in cash.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 4 and 14 in the accompanying Notes to consolidated financial statements included in this Annual Report on Form 10-K. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Contractual Obligations
The following is a summary of our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Principal, senior and senior subordinated notes	$610,875	$0	$0	$285,000	$325,875
Interest, senior and senior subordinated notes	266,321	41,844	83,688	68,903	71,886
Liabilities related to real estate not owned	866	866	0	0	0
Operating lease obligations	21,422	6,610	12,196	2,616	0

Total (1)	$899,484	$49,320	$95,884	$356,519	$397,761

(1)	See Notes 3 and 14 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2010 or 2009.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our fixed rate debt is made up primarily of $285.0 million in principal of our 6.25% senior notes, $125.9 million of our 7.731% senior subordinated notes and $200.0 million in principal of our 7.15% senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2010 follows:

								Fair Value at
	December 31, 2010 For the Years Ended December 31,							December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010 (a)
	(dollars in millions)

Fixed rate	$0	$0	$0	$0	$285.0	$325.9	$610.9	$598.4
Average interest rate	0	0	0	0	6.25	7.375	6.85	n/a

(a)	Fair value of our fixed rate debt at December 31, 2010, is derived from quoted market prices by independent dealers.
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
Our consolidated financial statements as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, as of January 1, 2010, the Company adopted the amended consolidation guidance applicable to variable interest entities in accordance with Accounting Standards Codification 810, Consolidation, which resulted in the deconsolidation of certain variable interest entities.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 28, 2011

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)
Assets
Cash and cash equivalents	$103,953	$249,331
Investments and securities	299,345	125,699
Restricted cash	9,344	16,348
Income tax receivable	0	92,509
Other receivables	20,835	22,934
Real estate	738,928	675,037
Real estate not owned	866	10,527
Deposits on real estate under option or contract	10,359	8,636
Investments in unconsolidated entities	10,987	11,882
Property and equipment, net	14,602	15,251
Intangibles, net	2,143	3,590
Prepaid expenses and other assets	13,576	10,923

Total assets	$1,224,938	$1,242,667

Liabilities
Accounts payable	$23,589	$30,296
Accrued liabilities	87,811	103,236
Home sale deposits	6,897	9,501
Liabilities related to real estate not owned	866	9,200
Senior and senior subordinated notes	605,780	605,009

Total liabilities	724,943	757,242

Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2010 and 2009	0	0
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,030,136 and 39,710,958 shares at December 31, 2010 and 2009, respectively	400	397
Additional paid-in capital	468,820	461,403
Retained earnings	219,548	212,398
Treasury stock at cost 7,891,250 shares at December 31, 2010 and 2009	(188,773)	(188,773)

Total stockholders’ equity	499,995	485,425

Total liabilities and stockholders’ equity	$1,224,938	$1,242,667

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Home closing revenue	$940,406	$962,797	$1,505,117
Land closing revenue	1,250	7,516	17,951

Total closing revenue	941,656	970,313	1,523,068

Cost of home closings	(766,516)	(832,614)	(1,304,882)
Cost of land closings	(993)	(7,432)	(17,662)
Home impairments	(6,434)	(111,490)	(194,955)
Land impairments	(17)	(14,726)	(42,484)

Total cost of closings and impairments	(773,960)	(966,262)	(1,559,983)

Home closing gross profit	167,456	18,693	5,280
Land closing gross profit/(loss)	240	(14,642)	(42,195)

Total closing gross profit/(loss)	167,696	4,051	(36,915)

Commissions and other sales costs	(76,798)	(78,683)	(136,860)
General and administrative expenses	(59,784)	(59,461)	(64,793)
Goodwill and intangible asset impairments	0	0	(1,133)
Earnings/(loss) from unconsolidated entities, net	5,243	4,013	(17,038)
Interest expense	(33,722)	(36,531)	(23,653)
(Loss)/gain on extinguishment of debt	(3,454)	9,390	0
Other income, net	3,303	2,422	4,426

Earnings/(loss) before income taxes	2,484	(154,799)	(275,966)
Benefit/(provision) for income taxes	4,666	88,343	(15,969)

Net income/(loss)	$7,150	$(66,456)	$(291,935)

Earnings/(loss) per share:
Basic	$0.22	$(2.12)	$(9.95)
Diluted	$0.22	$(2.12)	$(9.95)

Weighted average number of shares:
Basic	32,060	31,350	29,330
Diluted	32,322	31,350	29,330
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2010, 2009 and 2008
	(In thousands)
			Additional
	Number of	Common	Paid-In	Retained	Treasury
	Shares	Stock	Capital	Earnings	Stock	Total

Balance at January 1, 2008	34,145	$341	$347,796	$570,789	$(188,762)	$730,164

Net loss	0	0	0	(291,935)	0	(291,935)
Income tax deficiency from stock option exercises	0	0	(209)	0	0	(209)
Exercise of stock options	146	2	917	0	0	919
Purchase of treasury shares	0	0	0	0	(11)	(11)
Stock option expense	0	0	5,506	0	0	5,506
Issuance of common stock, net	4,298	43	82,729	0	0	82,772

Balance at December 31, 2008	38,589	386	436,739	278,854	(188,773)	527,206

Net loss	0	0	0	(66,456)	0	(66,456)
Tax valuation adjustment related to stock option exercises	0	0	(602)	0	0	(602)
Exercise of stock options	339	3	4,750	0	0	4,753
Stock option expense	0	0	6,204	0	0	6,204
Issuance of common stock, net	783	8	14,312	0	0	14,320

Balance at December 31, 2009	39,711	$397	$461,403	$212,398	$(188,773)	$485,425

Net income	0	0	0	7,150	0	7,150
Exercise of stock options	133	1	2,061	0	0	2,062
Stock option expense	0	0	5,358	0	0	5,358
Issuance of common stock, net	186	2	(2)	0	0	0

Balance at December 31, 2010	40,030	$400	$468,820	$219,548	$(188,773)	$499,995

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$7,150	$(66,456)	$(291,935)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	7,974	8,843	15,669
Real estate-related impairments	6,451	126,216	237,439
Goodwill and tangible asset impairments	0	0	1,133
Decrease in deferred taxes	0	0	20,494
Deferred tax asset valuation allowance	0	0	118,563
Stock-based compensation	5,358	6,204	5,506
Loss/(gain) on early extinguishment of senior subordinated debt	3,454	(9,390)	0
Equity in (earnings)/losses of unconsolidated entities (includes $295,000, $2.8 million and $26.0 million of impairments to joint ventures in 2010, 2009 and 2008, respectively)	(5,243)	(4,013)	17,038
Distributions of earnings from unconsolidated entities	7,263	8,286	10,049
Other operating expenses	(37)	0	0
Changes in assets and liabilities:
(Increase)/decrease in real estate	(68,910)	98,453	195,759
(Increase)/decrease in deposits on real estate under option or contract	(1,054)	10,175	15,645
Decrease/(increase) in receivables and prepaid expenses and other assets	94,474	28,954	(16,296)
(Decrease) in accounts payable and accrued liabilities	(21,725)	(24,213)	(118,237)
(Decrease)/increase in home sale deposits	(2,604)	1,015	(10,998)

Net cash provided by operating activities	32,551	184,074	199,829

Cash flows from investing activities:
Investments in unconsolidated entities	(1,034)	(1,284)	(16,666)
Distributions of capital from unconsolidated entities	232	1,370	2,323
Purchases of property and equipment	(6,389)	(3,609)	(9,693)
Proceeds from sales of property and equipment	121	151	773
Payments to purchase investments and securities	(424,639)	(125,699)	0
Proceeds from sales and maturities of investment securities	250,190	0	0
Decrease/(increase) in restricted cash	7,004	(16,348)	0

Net cash used in investing activities	(174,515)	(145,419)	(23,263)

Cash flows from financing activities:
Net repayments under Credit Facility	0	0	(82,000)
Proceeds from issuance of senior and senior subordinated notes	195,134	0	0
Debt issuance costs	(3,067)	0	0
Proceeds from issuance of common stock, net of transaction fees	0	0	82,772
Purchase of treasury stock	0	0	(11)
Repayment of senior notes	(197,543)	0	0
Proceeds from stock option exercises	2,062	4,753	919

Net cash (used in)/provided by financing activities	(3,414)	4,753	1,680

Net (decrease)/increase in cash and cash equivalents	(145,378)	43,408	178,246
Cash and cash equivalents, beginning of year	249,331	205,923	27,677

Cash and cash equivalents, end of year	$103,953	$249,331	$205,923

See Supplemental Disclosure of Cash Flow Information at Note 11.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona and Texas, where we also operate under the name of Monterey Homes. At December 31, 2010, we were actively selling homes in 151 communities, with base prices ranging from approximately $90,000 to $972,000.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of Management, the accompanying financial statements include all adjustments necessary for the fair presentation of our results. Certain reclassifications were made to prior years’ financial statements to conform to the current year presentation. These adjustments consist of a reduction of general and administrative expenses of $3.7 million and $3.4 million for 2009 and 2008, respectively, with offsetting decreases to other income, net for the same period of time due to the reclassification of certain legal settlements. There was no impact to the net loss reported for these periods from this reclassification.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $2.0 million and $10.6 million are included in cash and cash equivalents at December 31, 2010 and 2009, respectively. Included in our balance as of December 31, 2010 are $60.0 million of money market funds that are invested in short term (90 days or less) government securities.
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements that were established to replace those previously available under our Senior Unsecured Credit Facility (the “Credit Facility”). See Note 5 for additional discussion of the termination of our Credit Facility during 2009.
Investments and Securities. Our investments and securities are comprised of both treasury securities and deposits with money center banks that are FDIC-insured and secured by treasury-backed investments (see additional discussion regarding such deposits in Note 12 to these consolidated financial statements). All of our investments are classified as held-to-maturity and are recorded at amortized cost as we have both the ability and intent to hold them until their respective maturities. The contractual lives of these investments are typically less than 18 months. The amortized cost of the investments approximates fair value.
Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (ASC) 360-10, Property, Plant and Equipment (ASC 360-10). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when home construction begins. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.
Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the land and continuing through the land development phase and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether the land purchased was raw or finished lots. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.

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
Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold. Impairments are charged to cost of home closings in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:
•	The presence and significance of local competitors, including their offered product type and competitive actions;

•	Economic and related demographic conditions for the population of the surrounding community;
•	Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes; and
•	Existing home inventory supplies.
These local circumstances may significantly impact our assumptions and the resulting computation of fair value, and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community. In certain cases, we may elect to stop development of (mothball) an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a project, we will impair it to its fair value as discussed above and then cease future development activity until such a time where management believes that market conditions will improve and economic performance will be maximized. Quarterly, we review all communities, including mothballed communities, for potential impairments.
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
Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified to a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. As our exposure associated with these non-refundable deposits is limited to the deposit amount as the acquisition contracts do not typically require specific performance, we do not consider the options a contractual obligation to purchase the land. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded as the lower of cost or fair value. Our deposits were $10.4 million and $8.6 million as of December 31, 2010 and 2009, respectively.

Property and Equipment, net. Gross property and equipment at December 31, 2010 and 2009 consists of approximately $29.6 million and $30.3 million, respectively, of computer and office equipment and approximately $23.4 million and $23.9 million, respectively, of model home furnishings. Accumulated depreciation related to these assets amounted to approximately $38.4 million and $38.9 million at December 31, 2010 and 2009, respectively. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repair costs are expensed as incurred.
Deferred Costs. At December 31, 2010 and 2009, deferred costs representing debt issuance costs totaled approximately $5.9 million and $4.3 million, net of accumulated amortization of approximately $5.0 million and $3.6 million, respectively, and are included on our consolidated balance sheets within prepaid expenses and other assets. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method.
Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in Earnings/(loss) from unconsolidated entities, net, in our statements of operations. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence. See Note 4 for further discussion. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment at least quarterly.
Accrued Liabilities. Accrued liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	At December 31,
	2010	2009
Accruals related to real estate development and construction activities	$10,689	$19,832
Payroll and other benefits	12,146	9,714
Accrued taxes	2,820	4,592
Warranty reserves	29,265	33,541
Other accruals	32,891	35,557

Total	$87,811	$103,236

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
Advertising Costs. The Company expenses advertising costs as they are incurred. Advertising expense was approximately $7.7 million, $6.1 million and $15.0 million in fiscal 2010, 2009 and 2008, respectively.
Earnings/(Loss) Per Share. We compute basic earnings/(loss) per share by dividing net earnings/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In periods of net losses, no dilution is computed.
Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10, Compensation — Stock Compensation. We use the Black-Scholes model to value stock options granted or modified after January 1, 2006, under this guidance. We have applied the “modified prospective method” for grants outstanding at January 1, 2006, which requires us to value stock options prior to our adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period. This guidance also requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow. Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award. See Note 9 for additional discussion.
Off-Balance-Sheet Arrangements — Joint Ventures. Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, they have not been a significant avenue for us to access desired lots. We currently have only two such active ventures. We also participate in six mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers. See Note 4 for additional information.
Off-Balance-Sheet Arrangements — Other. We often acquire lots from various development entities pursuant to option and purchase agreements. The purchase price typically approximates the market price at the date the contract is executed, although in light of the recent economic condition, over the last several years we have been successful in renegotiating more preferential terms on some of the lots that we still have under contract. See Note 3 for further discussion.
We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to joint ventures, option deposits, the development of our projects and other corporate purposes. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer. We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon. The table below outlines our letter of credit and surety bond obligations (in thousands):

	December 31, 2010		December 31, 2009
		Estimated work		Estimated work
		remaining to		remaining to
	Outstanding	complete	Outstanding	complete
Sureties:
Sureties related to joint ventures	$1,594	$32	$1,672	$32
Sureties related to owned projects and lots under contract	57,399	26,968	93,744	31,145

Total Sureties	$58,993	$27,000	$95,416	$31,177

Letters of Credit (“LOCs”):
LOCs in lieu of deposit for contracted lots	$0	N/A	$4,414	N/A
LOCs for land development	2,488	N/A	3,977	N/A
LOCs for general corporate operations	6,460	N/A	6,607	N/A

Total LOCs	$8,948	N/A	$14,998	N/A

Warranty Reserves. We have certain obligations related to post-construction warranties and defects for closed homes. With the assistance of an actuary, we have estimated these reserves based on the number of home closings and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Year Ended December 31,
	2010	2009
Balance, beginning of period	$33,541	$28,891
Additions to reserve from new home deliveries	7,016	4,196
Warranty claims	(11,173)	(5,564)
Adjustments to pre-existing reserves	(119)	6,018

Balance, end of period	$29,265	$33,541

Warranty reserves are included in accrued liabilities on the accompanying consolidated balance sheets, and additions to the reserves are included in cost of sales within the accompanying consolidated statements of operations. The 2009 adjustment to pre-existing reserves as well as the increase in the 2010 warranty claims are both due mainly to our Chinese drywall liabilities, as further discussed below.
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
During the first quarter of 2009, we became aware that a limited number of the homes we constructed were exhibiting symptoms typical of defective Chinese drywall. As of December 31, 2010, we have confirmed that 92 homes we built in 2005 and 2006 were constructed using defective Chinese drywall installed by subcontractors. Of those homes, 88 are located in Florida and four are located in the Houston, Texas area. We recently discovered the four Houston area homes and we are still conducting investigations to determine if other Texas homes are impacted, although it currently appears that the exposure in Texas may be limited. As of December 31, 2010, we have completed the repair of 61 homes and we are in the process of repairing an additional 13 homes. The $29.3 million of warranty reserves we have recorded as of December 31, 2010 includes $2.0 million of reserves for the completion of our repair of the remaining affected homes and the resulting damage related to defective Chinese drywall. If our continuing investigations reveal other homes containing defective Chinese drywall, it may be necessary to increase our warranty reserves. We are seeking recovery of the costs we have incurred or expect to incur related to defective Chinese drywall from the manufacturers, suppliers, and installers of the defective drywall and their insurers as well as from our general liability insurance carrier.
Recently Issued Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) amended ASC 820-10, Fair Value Measurements and Disclosures — Overall. The amendment requires additional disclosures and provides clarification regarding existing disclosures for recurring and nonrecurring fair value measurements. The amendment became effective on January 1, 2010 for us and did not have any material impact to our existing disclosures.
In May 2009, the FASB issued ASC 810-10, Consolidation (ASC 810-10). This Statement amends prior guidance and revises accounting and reporting requirements for entities’ involvement with variable interest entities. The provisions of ASC 810-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. We adopted this guidance, effective January 1, 2010 which did not have a material impact on our financial statements.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate at December 31 consists of the following (in thousands):

	2010	2009
Homes under contract under construction (1)	$96,844	$114,769
Unsold homes, completed and under construction (1)	86,869	73,442
Model homes (1)	36,966	37,601
Finished home sites and home sites under development	454,718	407,592
Land held for development or sale (2)	63,531	41,633

	$738,928	$675,037

(1)	Also includes the allocated land and land development costs associated with each lot for these homes.

(2)	Includes communities where we have decided to stop development (mothball) as we have determined that the current economic performance would be maximized by deferring development. In the future, such communities may either be re-opened or sold to third parties. We do not capitalize interest for such mothballed assets, and all costs of land ownership (i.e., property taxes, homeowner association dues, etc.) are expensed as incurred.
As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with GAAP. Due to the current environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Terminated option/purchase contracts:
West	$0	$7,038	$42,985
Central	1,030	60,645	28,481
East	0	3,270	2,668

Total	$1,030	$70,953	$74,134

Real estate inventory impairments (1):
West	$274	$18,459	$49,581
Central	4,809	16,744	53,518
East	321	5,334	17,722

Total	$5,404	$40,537	$120,821

Impairments of joint venture investments:
West	$295	$274	$2,768
Central	0	2,558	18,862
East	0	0	4,371

Total	$295	$2,832	$26,001

Impairments of land held for sale:
West	$0	$7,815	$17,900
Central	17	6,911	23,642
East	0	0	942

Total	$17	$14,726	$42,484

Total impairments:
West	$569	$33,586	$113,234
Central	5,856	86,858	124,503
East	321	8,604	25,703

Total	$6,746	$129,048	$263,440

(1)	Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Individual home impairments:
West	$274	$7,969	$32,366
Central	2,912	6,136	29,901
East	321	3,208	12,102

Total	$3,507	$17,313	$74,369

The tables below reflect the number of communities with real estate inventory impairments for the years ended December 31, 2010, 2009 and 2008, excluding home-specific impairments (as noted above) and the fair value of these communities (dollars in thousands):

			Fair Value of Communities
	Number of Communities	Impairment	Impaired
	Impaired	Charges	(Carrying Value less Impairments)
	Year Ended December 31, 2010

West	0	$0	$ N/A
Central	7	1,897	13,073
East	0	0	N/A

Total	7	$1,897	$13,073

	Year Ended December 31, 2009

West	12	$10,490	$43,542
Central	17	10,608	28,845
East	6	2,126	7,476

Total	35	$23,224	$79,863

	Year Ended December 31, 2008

West	22	$17,215	$99,028
Central	47	23,617	88,027
East	11	5,620	20,799

Total	80	$46,452	$207,854

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Years Ended December 31,
	2010	2009
Capitalized interest, beginning of year	$14,187	$29,779
Interest incurred (1)	43,442	46,890
Interest expensed	(33,722)	(36,531)
Interest amortized to cost of home, land closings and impairments	(12,228)	(25,951)

Capitalized interest, end of year	$11,679	$14,187

(1)	Includes $3.1 million in 2009 related to voluntary amendments and/or termination charges related to our Credit Facility. These charges were primarily the non-cash write-off of previously-capitalized costs.
At December 31, 2010 and 2009, approximately $747,000 and $786,000, respectively, of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
In June 2009, FASB revised its guidance regarding the determination of a primary beneficiary of a variable interest entity (“VIE”). In December 2009, ASC 810-10, Consolidation, was amended to incorporate this guidance. The amendments to ASC 810-10 replace the prior quantitative computations for determining which entity, if any, is the primary beneficiary of the VIE with a methodology based on both (1) the ability of an entity to control the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE and/or the right to receive benefits from the VIE. The amendments also increased the required disclosures about a reporting entity’s involvement with VIEs. We adopted the amended provisions of ASC 810-10 on January 1, 2010. The adoption resulted in a deconsolidation of several VIEs that were previously reported as “Real estate not owned” in our consolidated balance sheets, the impact of which was immaterial.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. Since adopting the new provisions of ASC 810-10, for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations. Prior to the adoption of the amended guidance of ASC 810-10, we determined if we were the primary beneficiary of a VIE solely by reviewing the expected losses and residual returns based on a probability of future cash flows.
In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner and any budget savings or shortfalls are borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.
The table below presents a summary of our lots under option at December 31, 2010 (dollars in thousands):

			Option/Earnest
			Money Deposits
	Number	Purchase			Letters
	of Lots	Price	Cash		of Credit
Option contracts recorded on balance sheet as real estate not owned (1)(2)	9	$866	$0		$0

Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	1,923	84,420	9,275		0
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	281	9,088	494		0
Purchase contracts not recorded on balance sheet — refundable deposits committed	115	5,235	409		0

Total committed (on and off balance sheet)	2,328	99,609	10,178		0

Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (3)	311	12,166	181		0

Total uncommitted	311	12,166	181		0

Total lots under option or contract	2,639	111,775	10,359		0

Total option contracts not recorded on balance sheet	2,630	$110,909	$10,359	(4)	$0

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	The purpose and nature of these consolidated lot option contracts (VIEs) is to provide us with the option to purchase these lots in the future. Specific performance contracts, if any, are included in this balance.

(3)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2010.

Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we have experienced over the last several years, we may purchase lots at an absorption level that exceeds our sales and home starts pace needed to meet the pre-established minimum number of lots or restructure our original contract to terms that more accurately reflect our revised sales pace expectations.
NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments. As of December 31, 2010, we had two active equity-method land ventures. Due to the current homebuilding environment, although we view our involvement with land joint ventures to be beneficial, we do not view such involvement as critical to the success of our homebuilding operations.
We also participate in six mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they provide services to both our clients and other homebuyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of December 31, 2010 and 2009 were $1.1 million and $1.0 million, respectively.
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
In connection with our joint venture involvement, we may also provide certain types of guarantees to associated lenders and municipalities. These guarantees can be classified into three categories: (i) Repayment Guarantees, (ii) “Bad Boy” Guarantees, and (iii) Completion Guarantees. Additionally, see Note 1 to these consolidated financial statements for a summary of our joint venture surety obligations.

	At December	At December
	31, 2010	31, 2009
	(in thousands)
Repayment guarantees (1)	$12,491	$8,188
“Bad Boy” guarantees	0	60,917
Completion guarantees (2)	0	0

Total guarantees	$12,491	$69,105

(1)	Balance includes $11.8 million and $7.1 million of “Bad Boy” guarantees at December 31, 2010 and 2009, respectively, but since the triggering of such guarantee is beyond our control, this guarantee is classified as a repayment guarantee.

(2)	As our completion guarantees typically require funding from a third party, we believe these guarantees do not represent a potential cash obligation for us, as they require only non-financial performance.
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures. If such a guarantee were ever to be called, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of the years ended December 31, 2010 and 2009 are illustrated in the table above.

“Bad Boy” Guarantees. In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that limit a lender’s right to exercise remedies against its collateral or which are fraudulent or improper (commonly referred to as “bad boy” guarantees). These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property. We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees of indebtedness under our senior and senior subordinated indentures.
Completion Guarantees. If there is development work to be completed, we and our joint venture partners are also typically obligated to the project lenders to complete construction of the land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders. These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims. As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review. Per guidance of ASC 460-10, Guarantees, we believe these other guarantees are either not applicable or not material to our financial results.
Surety Bonds. We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called or if called, that any such amounts would be material to us. See Note 1 to these consolidated financial statements for a detail of our surety bonds.
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. As of December 31, 2010 and 2009, we did not have any such reserves. See discussion below regarding outstanding litigation for certain of our joint ventures and corresponding reserves.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows:

	At December 31,
	2010	2009
	(in thousands)
Assets:
Cash	$5,692	$6,734
Real estate	45,575	512,931
Other assets	4,741	6,023

Total assets	$56,008	$525,688

Liabilities and equity:
Accounts payable and other liabilities	$7,962	$8,899
Notes and mortgages payable	22,114	350,966
Equity of:
Meritage (1)	8,141	40,516
Other	17,791	125,307

Total liabilities and equity	$56,008	$525,688

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Revenue	$24,754	$22,937	$38,348
Costs and expenses	(152,873)	(33,479)	(26,015)

Net earnings/(loss) of unconsolidated entities	$(128,119)	$(10,542)	$12,333

Meritage’s share of pre-tax earnings (1)(2)(3)	$5,653	$6,914	$8,810

(1)	Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our condensed consolidated balance sheets due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) differences in timing or amounts of joint-venture asset impairments recorded by us and the joint venture, including cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero.

(2)	The joint venture financial statements above represent the most recent information available to us. For joint ventures where we have impaired our investment, the joint venture partners may have not yet reached a consensus or finalized the write-down amount or reached that conclusion in a different accounting period than us and, therefore, the financial statements of the ventures may not yet reflect any real estate impairment charges or reflect them in a different fiscal year. For the year ended December 31, 2010, 2009 and 2008, we recorded $295,000, $2.8 million and $26.0 million, respectively, of such impairments. As our portion of pre-tax earnings is recorded on the accrual basis and included both actual earnings reported to us as well as accrued expected earnings for the period noted above not yet provided to us by our joint venture partners, our relative portion of total net earnings of the unconsolidated joint ventures in the table may reflect a different time frame than that represented by the joint venture financials. See Note 2 of these consolidated financial statements for detail of our joint venture-related impairments.

(3)	Our share of pre-tax earnings is recorded in “Earnings/(loss)” from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.
Our investments in unconsolidated entities include $0.9 million at December 31, 2010 and 2009 related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture’s equity. These amounts are amortized as the assets of the respective joint ventures are sold. We amortized approximately $0, $0.2 and $0.2 million of these assets in 2010, 2009 and 2008, respectively.

Of the 2009 joint venture assets and liabilities, $433.0 and $307.3 million, respectively, related to one inactive joint venture in which we had a 20% interest. In 2010, the joint venture was dis-possessed of all of its holdings. Of our 2009 “Bad Boy” debt guarantees, the entire $60.9 million relates to this venture. This venture owned one large asset that was purchased near the peak of the market and at December 31, 2009 was in default of its debt agreements. All of this debt was non-recourse to the partners, and our associated joint venture was fully impaired as of December 31, 2009. During the last quarter of 2010, all associated “Bad Boy” guarantees have been nullified in connection with that transaction.
The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, six mortgage and title ventures and various inactive ventures in which we have a total investment of $11.0 million. As of December 31, 2010, we believe these ventures are in compliance with their respective debt agreements, if applicable, and except for $11.8 million of our limited repayment guarantees, the debt is non-recourse to us. (These ventures have no “Bad Boy” guarantees.)
We, along with our joint venture partners (and their respective parent companies) in an unconsolidated joint venture, are defendants in lawsuits initiated by the lender group regarding a large Nevada-based land acquisition and development joint venture in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP)). While our interest in this joint venture is comparatively small, totaling 3.53%, we are vigorously defending and otherwise seeking resolution of these actions. Meritage is the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed its first takedown in April 2007 and having tendered full performance of its second and final takedown in April 2008. The joint venture and the lender group rejected Meritage’s tender of performance, and Meritage contends, among other things, that the rejection by the joint venture and the lender group of Meritage’s tender of full performance was wrongful and should release Meritage of liability with respect to the takedown and the springing repayment guarantee. We have fully impaired our investment in this joint venture in prior periods. In one of the ongoing lawsuits related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims. On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award approximately $37 million of damages to one member on other claims. The parties involved have jointly appealed the arbitration panel’s decision (Meritage has also appealed on independent grounds) to the United States Courts of Appeal for the Ninth Circuit, Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562), and the case is pending. We believe our potential share of the award, if any, will not be material to our financial position and that our existing legal reserves are sufficient to cover the expected claim. Certain lenders in the lender group recently filed an involuntary bankruptcy petition against the joint venture in the United States Bankruptcy Court, District of Nevada, (JPMorgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)), and it is anticipated that the lender group may try to use that bankruptcy filing as a means to trigger springing repayment guarantees of the partners. The initial balance of the loan with the springing guarantees was $585 million and as of December 31, 2010, the outstanding principal balance was approximately $328 million. Although the final disposition of these suits and related actions, claims and demands remains uncertain, we do not, at this time, anticipate outcomes that will have a material impact on our financial position or results of operations.
NOTE 5 — SENIOR AND SENIOR SUBORDINATED NOTES
Senior and senior subordinated notes consist of the following (in thousands):

	At	At
	December 31,	December 31,
	2010	2009
7.0% senior notes due 2014. At December 31, 2010 and 2009, there was approximately $0 and $38 in unamortized premium, respectively	$0	$130,038
6.25% senior notes due 2015. At December 31, 2010 and 2009, there was approximately $594 and $904 in unamortized discount, respectively	284,406	349,096
7.731% senior subordinated notes due 2017	125,875	125,875
7.15% senior notes due 2020. At December 31, 2010 and 2009, there was approximately $4,500 and $0 in unamortized discount, respectively	195,499	0

	$605,780	$605,009

The indentures for our 6.25% senior notes and 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make, and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of December 31, 2010, we believe we were in compliance with our covenants. The indenture for our 7.15% senior notes contains covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indentures for the 6.25% senior notes and 7.731% senior subordinated notes.

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
During 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at a 97.567% discount to par value. Concurrent with the issuance of the 2020 notes, we repurchased all of our $130 million 7.0% senior notes maturing 2014 and $65 million of our 6.25% senior notes maturing 2015. In connection with these transactions, we recorded a $3.5 million net loss on early extinguishment of debt, which is reflected in our statement of operations for the year ending December 31, 2010.
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
Scheduled principal maturities of our senior and subordinated notes as of December 31, 2010 follow (in thousands):

Year Ended December 31,
2011	$0
2012	0
2013	0
2014	0
2015	285,000
Thereafter	325,875

$610,875

The aggregate capacity of our secured letters of credit facilities is approximately $40 million. These outstanding letters of credit are secured by corresponding pledges of restricted cash accounts totaling $9.3 million and $16.3 million as of December 31, 2010 and 2009, respectively, and are reflected as restricted cash on our consolidated balance sheets.
NOTE 6 — FAIR VALUE DISCLOSURES
Effective January 1, 2009, we adopted ASC 820-10 Fair Value Measurement and Disclosures for non-recurring fair value measurements of our non-financial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:
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

A summary of our assets re-measured at fair value on December 31, 2010 and 2009 is as follows (in thousands):

	As of
	December 31,	Fair Value Measurements of Reporting Date Using
	2010	Level 1	Level 2	Level 3
Description:
Long-lived assets held and used	$35,781	$0	$0	$35,781
Investments in unconsolidated entities	$0	$0	$0	$0

	As of
	December 31,	Fair Value Measurements of Reporting Date Using
	2009	Level 1	Level 2	Level 3
Description:
Long-lived assets held and used	$100,539	$0	$0	$100,539
Investments in unconsolidated entities	$0	$0	$0	$0
Of the total $738.9 million of long-lived real-estate assets, some of which have previously been written down to fair value, long-lived assets held and used with an initial basis of $41.2 million were impaired and written down to their fair value of $35.8 million during 2010, resulting in an impairment of $5.4 million, which is included in our consolidated statement of operations. Additionally, $295,000 of investments in unconsolidated entities were fully impaired to a net zero value during 2010.
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

	December 31, 2010		December 31, 2009
	Aggregate	Estimated Fair	Aggregate	Estimated Fair
	Principal	Value	Principal	Value
Financial Liabilities
7.00% senior notes	N/A	N/A	$130,000	$124,150
6.25% senior notes	$285,000	$285,000	$350,000	$322,000
7.731% senior subordinated notes	$125,875	$114,861	$125,875	$104,004
7.15% senior notes	$200,000	$198,500	N/A	N/A
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 7 — STOCKHOLDERS’ EQUITY
In April 2008, we completed a public offering of 4,297,544 shares of our common stock at $20.50 per share. We used the proceeds received from this offering for working capital and other general corporate purposes. The net proceeds from this offering were $82.8 million. There were no such transactions in 2009 or 2010.
NOTE 8 — EARNINGS/(LOSS) PER SHARE
Basic and diluted earnings/(loss) per share for the years ended December 31, 2010, 2009 and 2008 were calculated as follows (in thousands, except per share amounts):

	2010	2009	2008

Basic weighted average number of shares outstanding	32,060	31,350	29,330

Effect of dilutive securities:
Options to acquire common stock and unvested restricted stock (1)	262	0	0

Diluted average shares outstanding	32,322	31,350	29,330

Net income/(loss)	$7,150	$(66,456)	$(291,935)

Basic earnings/(loss) per share	$0.22	$(2.12)	$(9.95)

Diluted earnings/(loss) per share	$0.22	$(2.12)	$(9.95)

Antidilutive stock options not included in the calculation of diluted earnings per share	699	2,128	2,155

(1)	For periods with a net loss, basic weighted average shares outstanding is used for diluted calculations as required by GAAP because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 9 — INCENTIVE AWARDS AND RETIREMENT PLAN
Stock Based Compensation
We have two stock compensation plans, the Meritage Stock Option Plan, which was adopted in 1997 and has been amended from time to time (the “1997 Plan”), and the 2006 Stock Incentive Plan that was adopted in 2006 and has also been amended from time to time (the “2006 Plan” and together with the 1997 Plan, the “Plans”). The Plans were approved by our stockholders and are administered by our Board of Directors. The provisions of the Plans are generally consistent with the exception that the 2006 Plan allows for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to the non-qualified and incentive stock options allowed under the 1997 Plan. The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,750,000 shares of common stock, of which 941,559 shares remain available for grant at December 31, 2010. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price of Meritage stock at the date of grant, and generally have a five-year ratable vesting period and a seven-year contractual term. Restricted stock awards are usually granted with either a three-year or five-year ratable vesting period.
The fair value of option awards is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on a combination of implied volatilities from traded options on our stock and historical volatility of our stock. Expected term/life, which represents the period of time that options granted are expected to be outstanding, is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected term of the grant. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. We only granted non-vested shares in 2010.

	2010	2009	2008
Expected dividend yield	N/A	0%	0%
Risk-free interest rate	N/A	1.66%	3.03%
Expected volatility	N/A	86.60%	56.05%
Expected life (in years)	N/A	4	4
Weighted average fair value of options	N/A	$8.75	$8.01
Summary of Stock Option Activity:

	Year Ended December 31, 2010
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Life	Intrinsic Value
				(In thousands)

Options outstanding at beginning of year	1,620,167	$23.19
Granted	0	$ N/A
Exercised	(133,400)	$15.46
Cancelled	(154,000)	$24.58

Outstanding at end of year	1,332,767	$23.80	3.37	$5,339

Vested and expected to vest at end of year	1,265,486	$24.14	3.31	$4,933

Exercisable at end of year	740,376	$26.79	2.67	$2,125

Price range of options exercised	$8.06 - $21.10

Price range of options outstanding	$8.06 - $44.44

Total shares reserved for existing or future grants at end of year	3,195,822

	Years Ended December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options outstanding at beginning of year:	2,017,527	$24.16	2,253,155	$24.71
Granted	369,500	$14.75	379,376	$16.68
Exercised	(275,140)	$17.30	(118,194)	$7.77
Cancelled	(491,720)	$24.07	(496,810)	$24.80

Outstanding at end of year	1,620,167	$23.19	2,017,527	$24.16

Exercisable at end of year	668,442	$26.83	805,968	$24.63

Price range of options exercised	$8.06 - $19.30		$3.59 - $19.30

Price range of options outstanding	$8.06 - $44.44		$8.06 - $45.21
Stock options Outstanding at December 31, 2010:

	Stock Options Outstanding
		Weighted		Stock Options Exercisable
		Average	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$8.06 - $14.00	334,936	4.59	$13.64	82,415	$13.71
$14.87 - $14.87	19,000	0.87	$14.87	19,000	$14.87
$15.98 - $15.98	315,014	3.95	$15.98	184,029	$15.98
$17.98 - $31.31	385,990	2.27	$26.14	272,636	$28.62
$33.17 - $44.44	277,827	2.92	$42.30	182,296	$42.12

	1,332,767			740,376

The total intrinsic value of option exercises for the years ended December 31, 2010, 2009 and 2008 was $0.8 million, $1.2 million and $0.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.
Summary of Nonvested (Restricted) Shares Activity:

	Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	305,279	$19.11	137,832	$44.93	166,276	$44.50
Granted	315,000	$21.30	234,000	$14.36	0	$0
Vested	(118,278)	$24.75	(64,553)	$38.47	(28,444)	$42.82
Cancelled	(36,750)	$20.99	(2,000)	$42.82	0	$0

Nonvested at end of year	465,251	$19.01	305,279	$19.11	137,832	$44.93

Summary of Nonvested (Restricted) Performance Share Activity:
In addition to the nonvested shares in the tables above, we also had the following nonvested shares with performance criteria outstanding:

	Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	202,500	$14.27	0	$ N/A	0	$ N/A
Granted	67,500	22.18	202,500	14.27	0	N/A
Released (1)	(67,500)	14.27	0	N/A	0	N/A
Forfeited	0	N/A	0	N/A	0	N/A

Nonvested at end of year	202,500	16.91	202,500	14.27	0	N/A

	Years Ended December 31,
	2010	2009

Performance shares eligible to vest based on current year performance metrics	67,500	67,500

Performance criteria met — shares released (1)	33,750	67,500

Performance criteria not met — shares forfeited (1)	33,750	0

(1)	2010 amounts to be released/forfeited during the first quarter of 2011.
In 2009, we began granting restricted shares with performance requirements to our executive management group. The 2009 awards vest in equal tranches over three years from the anniversary of the date of grant. The 2010 awards vest in total on the third anniversary of the date of grant. All performance shares only vest upon the attainment of certain financial and operational criteria as established and approved by our Board of Directors.
As of December 31, 2010, we had $7.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans that will be recognized on a straight-line basis over the remaining vesting periods. That cost is expected to be recognized over a weighted-average period of 2.16 years.
Stock Based Compensation (in thousands)

	Years Ended December 31,
	2010	2009	2008

Stock Based Compensation Expense	$5,358	$6,200	$5,500
Cash received from exercises under the Plans and the actual tax (deficiency)/benefits realized from those exercises is summarized below (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cash received from exercises	$2,000	$4,800	$900

401(k) Retirement Plan
We have a 401(k) plan for all full-time Meritage employees (the “Plan”). Employees hired on or after January 1, 2010 are automatically enrolled in the Plan. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $553,000, $602,000 and $1.1 million for the years ended 2010, 2009 and 2008, respectively. Company common stock was an investment option for the Company match contributions in 2008 and 2009. Starting in January 2010, we eliminated our Company common stock as a possible matching contribution election. Meritage stock comprised 2.4% and 3.1% of the total plan assets as of December 31, 2010 and 2009, respectively.
NOTE 10 — INCOME TAXES
Components of income tax (benefit)/expense follow (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current taxes:
Federal	$(5,526)	$(88,343)	$(123,138)
State	860	0	50

	(4,666)	(88,343)	(123,088)

Deferred taxes:
Federal	0	0	123,703
State	0	0	15,354

	0	0	139,057

Total	$(4,666)	$(88,343)	$15,969

Income taxes differ for the years ended December 31, 2010, 2009 and 2008, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Expected taxes at current federal statutory income tax rate	$869	$(54,180)	$(96,588)
State income taxes, net of federal tax benefit	559	(2,414)	9,859
Change in valuation allowance	(2,570)	(34,494)	102,379
Recognition of tax benefits	(4,592)	0	0
Non-deductible costs and other	1,068	2,745	319

Income tax (benefit)/expense	$(4,666)	$(88,343)	$15,969

Due to the effects of the deferred tax asset valuation allowance, carrybacks of NOLs, and changes in unrecognized tax benefits, the effective tax rates in 2010, 2009 and 2008 are not meaningful percentages as there is no correlation between the effective tax rates and the amount of pretax income or losses for those periods.

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to the following temporary differences at December 31 (in thousands):

	2010	2009
Deferred tax assets:
Real estate	$30,537	$37,393
Goodwill	15,536	18,450
Warranty reserve	13,028	9,844
Wages payable	804	750
Reserves and allowances	493	1,287
Equity-based compensation	3,587	2,924
Accrued expenses	5,050	3,113
Net operating loss carry-forwards	25,585	21,353
State franchise taxes	301	0
Other	0	3,306

Total deferred tax assets	94,921	98,420
Valuation allowance	(89,999)	(92,569)

Total deferred tax assets net of valuation allowance	4,922	5,851

Deferred tax liabilities:
State franchise taxes	0	774
Deferred revenue	3,729	3,380
Prepaids	210	654
Fixed assets	835	1,008
Other	148	35

Total deferred tax liabilities	4,922	5,851

Net deferred tax asset	$0	$0

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31 (in thousands):

	2010	2009
Beginning of year	$4,592	$2,913
Increases of prior year items	100	2,296
Decreases due to lapse of statute of limitations	(4,692)	(617)

End of year	$0	$4,592

At December 31, 2010, we have no unrecognized tax benefits due to the lapse of the statue of limitations and completion of audits for prior years. The unrecognized tax benefits at December 31, 2009 related to items in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Interest and penalties are accrued on unrecognized tax benefits and included in federal income tax expense.
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at December 31, 2010 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets and NOL carryovers.
At December 31, 2010 and 2009, we had a valuation allowance of $90.0 million ($63.4 million federal and $26.6 million state) and $92.6 million ($65.2 million federal and $27.4 million state), respectively, against deferred tax assets which include the tax benefit from NOL carryovers. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal net operating loss carryforwards may be used to offset future taxable income for 20 years and expire in 2030. State net operating loss carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2012. Deferred tax assets include tax-effected federal and state net operating loss carryforwards of $25.6 million and $21.4 million in 2010 and 2009, respectively. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and NOL carryovers.

We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2006. The federal tax audit that began in 2008 was expanded to include 2004 through 2009 due to our carryback of the 2009 net operating loss to prior tax years. The federal audit was completed in 2010. Unrelated to the federal audit, we amended our 2006 federal and state tax returns for a tax accounting error discovered in reviewing a prior acquisition. Additional tax and interest on the amended returns are expected to offset the federal audit benefit. Taken together, we do not believe there will be a material effect on our deferred tax assets, which are subject to a full valuation allowance.
The tax benefits from the Company’s net operating losses, built-in losses, and tax credits would be materially reduced or potentially eliminated if the Company experienced an “ownership change” as defined under IRC §382. Based on the Company’s analysis performed as of December 31, 2010, the Company does not believe that it has experienced an ownership change as of December 31, 2010. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment helps us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	2010	2009	2008
Cash paid during the year for:
Interest, net of interest capitalized	$31,971	$32,462	$20,482
Income taxes	$4,915	$17	$2,960

Non-cash operating activities (decrease)/increase:
Real estate not owned	$(9,661)	$4,765	$(7,867)

Non-cash investing activities:
Distributions from unconsolidated entities	$294	$279	$7,580

Non-cash financing activities:
Equity issued for debt extinguishment	$0	$14,320	$0
Reductions in model home lease program	$0	$0	$19,073
NOTE 12 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
During 2009, we entered into an FDIC insured bank deposit account agreement with Alliance Bank of Arizona (“Alliance Bank”) through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is an accepted and recognized service through which participating banks may accept and provide FDIC insurance coverage for large deposits that would otherwise exceed FDIC insurance limits (currently $250,000) by placing, as custodian for the deposit customer (Meritage), that portion of the deposit exceeding FDIC insurance limits with other CDARS banks participating in the program such that for FDIC insurance purposes, the deposit is divided into insured amounts and deposited with other network banks to allow for full FDIC coverage. At December 31, 2010 and 2009, we placed cash deposits in the aggregate amount of $89.3 million and $50.1 million, respectively, through Alliance Bank as the CDARS custodian or relationship bank. Alliance Bank has divided this amount into FDIC insured amounts deposited with other CDARS participating FDIC insured institutions. We do not pay any separate fees to Alliance Bank for this program. Rather, Alliance Bank receives a small fee from the other CDARS institutions for certain funds placed. Robert Sarver, a Meritage director, is a director and the chief executive officer of Western Alliance Bancorporation, the parent company of Alliance Bank. In addition, Steven Hilton, our Chairman and CEO is also a director of Western Alliance Bancorporation. We earned interest on deposits placed with Western Alliance Bancorporation pursuant to the CDARS program of $653,000 and $93,000 in 2010 and 2009, respectively.
During 2004 the Company entered into an advertising/sponsorship agreement with the National Basketball Association’s Phoenix Suns organization. In 2004, Mr. Sarver became and remains the Controlling Owner and Managing Partner of the Phoenix Suns, and our CEO, Steven Hilton, became and remains a minority owner of the team. In 2008, we paid approximately $170,000 in advertising/sponsorship costs related to the agreement. We terminated our advertising/sponsorship agreement during 2007 and therefore had no such payments in 2009 or 2010. The 2008 amounts are recorded as general and administrative expenses in our consolidated statement of operations.

NOTE 13 — OPERATING AND REPORTING SEGMENTS
As defined in ASC 280-10, Segment Reporting, we have six operating segments (the six states in which we operate). These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes and providing warranty and customer services. We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics and geographical proximity. Our reportable homebuilding segments are as follows:

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

	Year Ended December 31,
	2010	2009	2008
Revenue (1):
West	$163,200	$146,151	$311,370
Central	693,984	771,822	1,119,256
East	84,472	52,340	92,442

Consolidated total	941,656	970,313	1,523,068

Operating income/(loss) (2):
West	9,479	(38,463)	(133,461)
Central	33,133	(62,361)	(69,146)
East	8,924	(13,471)	(25,303)

Segment operating earnings/(loss)	51,536	(114,295)	(227,910)
Corporate and unallocated costs (3)	(20,422)	(23,485)	(14,096)
Goodwill and intangible asset impairments	0	0	(1,133)
Earnings/(loss) from unconsolidated entities, net	5,243	4,013	(17,038)
Interest expense	(33,722)	(36,531)	(23,653)
(Loss)/gain on extinguishment of debt, net of transaction costs	(3,454)	9,390	0
Other income, net	3,303	6,109	7,864

Net income/(loss) before income taxes	$2,484	$(154,799)	$(275,966)

	At December 31, 2010
				Corporate and
	West	Central	East	Unallocated (4)	Total
Deposits on real estate under option or contract	$50	$9,754	$555	$0	$10,359
Real estate	191,882	499,176	47,870	0	738,928
Investments in unconsolidated entities	110	10,507	29	341	10,987
Other assets	3,501	32,961	7,873	420,329	464,664

Total assets	$195,543	$552,398	$56,327	$420,670	$1,224,938

	At December 31, 2009
				Corporate and
	West	Central	East	Unallocated (4)	Total
Deposits on real estate under option or contract	$25	$8,340	$271	$0	$8,636
Real estate	142,829	499,319	32,889	0	675,037
Investments in unconsolidated entities	260	11,339	64	219	11,882
Other assets	10,498	41,529	1,248	493,837	547,112

Total assets	$153,612	$560,527	$34,472	$494,056	$1,242,667

(1)	Revenue includes the following land closing revenue, by segment: 2010 — $1.3 million in the Central Region; 2009 — $2.9 million in the West Region and $4.6 million in the Central Region; 2008 — $3.8 million in the West Region, $13.6 million in the Central Region and $0.5 million in the East Region.

(2)	See Note 2 to these consolidated financial statements for breakout of real estate-related impairment by Region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the reporting segments.

(4)	Balance consists primarily of cash and other corporate assets not allocated to the segments.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We have reserved approximately $13.2 million for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities, “other” accruals, on our December 31, 2010 balance sheet as discussed in Note 1 to these financial statements. Additionally, we have $29.3 million of warranty reserves, primarily relating to the correction of home construction defects, foundation issues and general customer claims. Historically, most of these matters are resolved prior to litigation. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.
Joint Venture Litigation
We, along with our joint venture partners (and their respective parent companies) in an unconsolidated joint venture, are defendants in lawsuits initiated by the lender group regarding a large Nevada-based land acquisition and development joint venture in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP)). While our interest in this joint venture is comparatively small, totaling 3.53%, we are vigorously defending and otherwise seeking resolution of these actions. Meritage is the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed its first takedown in April 2007 and having tendered full performance of its second and final takedown in April 2008. The joint venture and the lender group rejected Meritage’s tender of performance, and Meritage contends, among other things, that the rejection by the joint venture and the lender group of Meritage’s tender of full performance was wrongful and should release Meritage of liability with respect to the takedown and the springing repayment guarantee. We have fully impaired our investment in this joint venture in prior periods. In one of the ongoing lawsuits related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims. On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award approximately $37 million of damages to one member on other claims. The parties involved have jointly appealed the arbitration panel’s decision (Meritage has also appealed on independent grounds) to the United States Courts of Appeal for the Ninth Circuit, Focus South

Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562), and the case is pending. We believe our potential share of the award, if any, will not be material to our financial position and that our existing legal reserves are sufficient to cover the expected claim. Certain lenders in the lender group recently filed an involuntary bankruptcy petition against the joint venture in the United States Bankruptcy Court, District of Nevada, (JPMorgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)), and it is anticipated that the lender group may try to use that bankruptcy filing as a means to trigger springing repayment guarantees of the partners. The initial balance of the loan with the springing guarantees was $585 million and as of December 31, 2010, the outstanding principal balance was approximately $328 million. Although the final disposition of these suits and related actions, claims and demands remains uncertain, we do not, at this time, anticipate outcomes that will have a material impact on our financial position or results of operations.
Chinese Drywall Litigation
We have been named as a defendant in U.S. District Court lawsuits with 15 homeowners whose homes contain defective Chinese drywall. Among those 15, we have received repair authorizations and releases from seven homeowners and anticipate dismissal of their claims against us. The remaining eight plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and legal fees. One of the plaintiffs in the U.S. District Court litigation has also sued us in Florida State Court. The $2.0 million of remaining Chinese drywall warranty reserves we have accrued as of December 31, 2010 include costs associated with the repair of these homes and costs to defend this litigation. No accrual has been made for any amounts beyond such repair and defense costs because of the inherent uncertainty in this litigation and the inability to determine the probability of a loss resulting from this litigation or to estimate the range of possible loss, if any.
In the normal course of business, we provide standby letters of credit and performance bonds issued to third parties to secure performance under various contracts and commitments. See Notes 1 and 4 to these consolidated financial statements for additional discussion.
We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2010, are as follows (in thousands):

Years Ended December 31,
2011	$6,610
2012	6,223
2013	5,973
2014	2,283
2015	333
Thereafter	0

$21,422

Rent expense approximated $7.5 million, $9.7 million and $12.8 million in 2010, 2009 and 2008, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations. Included in our 2010 and 2009 results are $0.6 million and $1.3 million, respectively, of charges related to the early termination or vacant space expense for some of our facilities.
See Note 1 for contingencies related to our warranty obligations.

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the years ended December 31, 2010 and 2009 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2010
Total closing revenue	$201,804	$291,405	$233,803	$214,644
Gross profit/(loss) (1)	$38,256	$52,896	$42,561	$33,983
Earnings/(loss) before income taxes	$2,781	$4,391	$731	$(5,419)
Net earnings/(loss)	$2,660	$4,166	$1,219	$(895)
Per Share Data:
Basic earnings/(loss) per share (2)	$0.08	$0.13	$0.04	$(0.03)
Diluted earnings/(loss) per share (2)	$0.08	$0.13	$0.04	$(0.03)

2009
Total closing revenue	$231,138	$221,539	$231,816	$285,820
Gross profit/(loss) (3)	$17,322	$(39,225)	$22,902	$3,052
Loss before income taxes	$(18,269)	$(71,894)	$(17,639)	$(46,997)
Net (loss)/earnings (4)	$(18,355)	$(73,602)	$(17,785)	$43,286
Per Share Data:
Basic (loss)/earnings per share (2)	$(0.60)	$(2.37)	$(0.56)	$1.36
Diluted (loss)/earnings per share (2)	$(0.60)	$(2.37)	$(0.56)	$1.35

(1)	In accordance with ASC 360-10 and as previously discussed in Note 1, in the fourth quarter of 2010, we recorded $3.9 million of inventory impairments, $1.0 million of option deposit and pre-acquisition write-offs, $183,000 of joint venture impairments and $17,000 of impairments on land held for sale.

(2)	Due to the computation of earnings/(loss) per share, the sum of the quarterly amounts may not equal the full-year results.

(3)	In the fourth quarter of 2009 we recorded $19.3 million of inventory impairments, $5.3 million of option deposit and pre-acquisition write-offs and $14.2 million of impairments on land held for sale.

(4)	Included in our fourth quarter results is a $90.3 million tax benefit due to the NOL carryback laws, as previously discussed.
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of amended consolidation guidance applicable to variable interest entities in accordance with Accounting Standards Codification 810, Consolidation, which resulted in the deconsolidation of certain variable interest entities.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 28, 2011

Item 9B.	Reserved
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, the information required by this item regarding our directors and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2011 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears in Part I of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2011 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference from our 2011 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference from our 2011 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference from our 2011 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Financial Statements and Schedules
(i)	Financial Statements:
(1)	Report of Deloitte & Touche LLP

(2)	Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2010 and 2009 and related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2010
(ii)	Financial Statement Schedules:
Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

Exhibit
Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007.

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Indenture dated March 10, 2005 (re 6 1/4% Senior Notes due 2015) and form of 6 1/4% Senior Notes due 2015	Incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2004.

4.2.1	First Supplemental Indenture, dated April 18, 2005 (re 6 1/4% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1.1 of Form S-4 Registration Statement No. 333-123661.

4.2.2	Second Supplemental Indenture, dated September 22, 2005 (re 6 1/4% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarterly period ended September 30, 2005.

4.2.3	Third Supplemental Indenture, dated July 10, 2007 (re 6 1/4% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.3.3 of Form 10-K for the year ended December 31, 2008.

4.2.4	Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008 (re 7% Senior Notes due 2014 and 6.25% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on May 28, 2008.

4.2.5	Fourth Supplemental Indenture, dated March 6, 2009 (re 6.25% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended March 31, 2009.

4.3	Indenture, dated February 23, 2007 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated February 23, 2007.

4.3.1	First Supplemental Indenture, dated July 10, 2007 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.4.1 of Form 10-K for the year ended December 31, 2008.

4.3.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 28, 2008.

Exhibit
Number	Description	Page or Method of Filing
4.3.3	Second Supplemental Indenture, dated March 6, 2009 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended March 31, 2009

4.4	Indenture, dated April 13, 2010 (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 14, 2010

10.1	2006 Annual Incentive Plan*	Incorporate by reference to Appendix B of the Proxy Statement for the 2010 Annual Meeting of Stockholders

10.2	Amended 1997 Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.3	Meritage Homes Corporation 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Exhibit 4.8 of Form S-8 Registration Statement No. 333-166991

10.3.1	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991.

10.3.2	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.3.3	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.3.4	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.3.5	Representative Form of Incentive Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637.

10.3.6	Representative Form of Stock Appreciation Rights Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637.

10.4	Third Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 19, 2010.

10.4.1	Third Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 19, 2010.

10.5	Third Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 19, 2010.

10.5.1	Third Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 19, 2010.

10.6	Amended and Restated Employment Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 19, 2010.

10.6.1	Amended and Restated Change of Control Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.8 of Form 8-K dated January 19, 2010.

10.7	Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 19, 2010.

10.7.1	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010.

21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

Exhibit
Number	Description	Page or Method of Filing
24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

*	Indicates a management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February 2011.

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
Pursuant to these requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report on Form 10-K below:

Signature	Title	Date

/s/ STEVEN J. HILTON Steven J. Hilton	Chairman and Chief Executive Officer	February 25, 2011

/s/ LARRY W. SEAY Larry W. Seay	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ HILLA SFERRUZZA Hilla Sferruzza	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ PETER L. AX Peter L. Ax	Director	February 25, 2011

/s/ RAYMOND OPPEL Raymond Oppel	Director	February 25, 2011

/s/ ROBERT G. SARVER Robert G. Sarver	Director	February 25, 2011

/s/ RICHARD T. BURKE, SR. Richard T. Burke, Sr.	Director	February 25, 2011

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 25, 2011

/s/ DANA BRADFORD Dana Bradford	Director	February 25, 2011