Form 10-Q
period 2011-03-31
Meritage Homes CORP
filed 2011-05-03
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of May 2, 2011: 32,388,003

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2011	2010

Assets:
Cash and cash equivalents	$103,508	$103,953
Investments and securities	273,944	299,345
Restricted cash	10,270	9,344
Other receivables	19,516	20,835
Real estate	757,653	738,928
Real estate not owned	0	866
Deposits on real estate under option or contract	10,388	10,359
Investments in unconsolidated entities	10,900	10,987
Property and equipment, net	14,175	14,602
Intangibles, net	1,841	2,143
Prepaid expenses and other assets	16,739	13,576

Total assets	$1,218,934	$1,224,938

Liabilities:
Accounts payable	$27,662	$23,589
Accrued liabilities	80,309	87,811
Home sale deposits	8,459	6,897
Liabilities related to real estate not owned	0	866
Senior and senior subordinated notes	605,937	605,780

Total liabilities	722,367	724,943

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2011 and December 31, 2010	0	0
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,279,253 and 40,030,136 shares at March 31, 2011 and December 31, 2010, respectively	403	400
Additional paid-in capital	472,048	468,820
Retained earnings	212,889	219,548
Treasury stock at cost, 7,891,250 shares at March 31, 2011 and December 31, 2010	(188,773)	(188,773)

Total stockholders’ equity	496,567	499,995

Total liabilities and stockholders’ equity	$1,218,934	$1,224,938

See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Home closing revenue	$177,489	$200,582
Land closing revenue	100	1,222

Total closing revenue	177,589	201,804

Cost of home closings	(146,445)	(162,042)
Cost of land closings	(91)	(964)
Real estate impairments	(664)	(542)

Total cost of closings and impairments	(147,200)	(163,548)

Home closing gross profit	30,380	37,998
Land closing gross profit	9	258

Total closing gross profit	30,389	38,256

Commissions and other sales costs	(15,315)	(17,222)
General and administrative expenses	(15,126)	(14,693)
Earnings from unconsolidated entities, net	908	803
Interest expense	(8,023)	(8,295)
Other income, net	723	3,932

(Loss)/income before income taxes	(6,444)	2,781
Provision for income taxes	(215)	(121)

Net (loss)/income	$(6,659)	$2,660

(Loss)/earnings per common share:
Basic	$(0.21)	$0.08
Diluted	$(0.21)	$0.08

Weighted average number of shares:
Basic	32,260	31,940
Diluted	32,260	32,197
See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net (loss)/income	$(6,659)	$2,660
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,756	1,947
Real-estate-related impairments	664	542
Stock-based compensation	1,713	1,257
Equity in earnings from unconsolidated entities	(908)	(803)
Distributions of earnings from unconsolidated entities	1,188	1,340
Other operating expenses	406	0
Changes in assets and liabilities:
Increase in real estate	(19,232)	(49,920)
Increase in deposits on real estate under option or contract	(29)	(1,062)
(Increase)/decrease in receivables and prepaid expenses and other assets	(1,540)	90,494
Decrease in accounts payable and accrued liabilities	(3,484)	(3,438)
Increase in home sale deposits	1,562	920

Net cash (used in)/provided by operating activities	(24,563)	43,937

Cash flows from investing activities:
Investments in unconsolidated entities	(138)	(95)
Distributions of capital from unconsolidated entities	0	16
Purchases of property and equipment	(1,431)	(1,955)
Proceeds from sales of property and equipment	3	31
Maturities of investments and securities	85,000	0
Payments to purchase investments and securities	(59,908)	(50,024)
(Increase)/decrease in restricted cash	(926)	104

Net cash provided by/(used in) investing activities	22,600	(51,923)

Cash flows from financing activities:
Proceeds from stock option exercises	1,518	1,335

Net cash provided by financing activities	1,518	1,335

Net decrease in cash and cash equivalents	(445)	(6,651)
Cash and cash equivalents at beginning of period	103,953	249,331

Cash and cash equivalents at end of period	$103,508	$242,680

See supplemental disclosures of cash flow information at Note 9.
See accompanying notes to condensed consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family detached and attached homes in the historically high-growth regions of the western and southern United States based on the number of home closings. We offer first-time, move-up, active adult and luxury homes to our targeted customer base. We have operations in three regions: West, Central and East, which are comprised of 12 metropolitan areas in Arizona, Texas, California, Nevada, Colorado and Florida. Additionally, in April 2011, we announced our entry into a new market, Raleigh-Durham, North Carolina. We have since contracted for several land parcels in Raleigh-Durham and expect to begin our sales operations in latter 2011. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona and Texas, where we also operate under the name of Monterey Homes. At March 31, 2011, we were actively selling homes in 141 communities, with base prices ranging from approximately $90,000 to $620,000.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letters of credit is approximately $40 million. These outstanding letters of credit are secured by corresponding pledges of restricted cash accounts, totaling of $10.3 million and $9.3 million at March 31, 2011 and December 31, 2010, respectively, and are reflected as restricted cash on our consolidated balance sheets.
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
Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold. Impairments are charged to cost of home closings in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute our fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:
•	The presence and significance of local competitors, including their offered product type and competitive actions;

•	Economic and related demographic conditions for the population of the surrounding community;

•	Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes; and

•	Existing home inventory supplies, including foreclosures and short sales.
These local circumstances may significantly impact our assumptions and the resulting computation of fair value and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community. In certain cases, we may elect to stop development and/or marketing of (mothball) an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a project, we will impair it to its fair value as discussed above and then cease future development and/or marketing activity until such a time where management believes that market conditions will improve and economic performance will be maximized. Quarterly, we review all communities, including mothballed communities, for potential impairments.
Option deposits and pre-acquisition costs. We also evaluate assets associated with future communities for impairments on a quarterly basis. Using similar techniques described in the existing and continuing communities section above, we determine if the contribution margins to be generated by our future communities are acceptable to us. If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required. In cases where we decide to abandon a project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur. In certain circumstances, we may also elect to continue with a project because it is expected to generate positive cash flows, even though it may not be generating an accounting profit, or due to other strategic factors. In such cases, we will impair our pre-acquisition costs and deposits, as necessary, to record an impairment to bring the book value to fair value. Refer to Note 2 of these condensed consolidated financial statements for further information regarding our impairments.

Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified to a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. As our exposure associated with these non-refundable deposits is limited to the deposit amount, since the acquisition contracts typically do not require specific performance, we do not consider the options a contractual obligation to purchase the land. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $10.4 million as of March 31, 2011 and December 31, 2010.
Off-Balance-Sheet Arrangements — Joint Ventures. Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant avenue for us to access desired lots. We currently have only two such active ventures. We also participate in six mortgage and title business joint ventures. The mortgage joint ventures are engaged in, or invest in mortgage companies that engage in, mortgage brokerage activities, and they originate and provide services to both our clients and other homebuyers.
In connection with our joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities. These guarantees can be classified into three categories: (i) Repayment Guarantees, (ii) “Bad Boy Guarantees”, and (iii) Completion Guarantees, described in more detail below (in thousands).

	At March 31, 2011	At December 31, 2010

Repayment guarantees (1)	$12,006	$12,491
“Bad Boy” guarantees	0	0
Completion guarantees (2)	0	0

Total guarantees	$12,006	$12,491

(1)	Balance includes $11.6 million of “Bad Boy” guarantees at March 31, 2011 and December 31, 2010, but since the triggering of such guarantee is beyond our control, this guarantee is classified as a repayment guarantee.

(2)	As our completion guarantees typically require funding from a third party, we believe these guarantees do not represent a potential cash obligation for us, as they require only non-financial performance.
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures. If such a guarantee were ever to be called, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of March 31, 2011 and December 31, 2010 is illustrated in the table above.
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

Surety Bonds. We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications have been met. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called or if called, that any such amounts would be material to us. See the table below for detail of our surety bonds.
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. Except as noted below and in Note 11 to these condensed consolidated financial statements, as of March 31, 2011 and December 31, 2010, we did not have any such reserves. See Note 11 regarding outstanding litigation for one of our joint ventures and corresponding reserves, some of which relate to completion guarantees.
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
We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to option deposits and the development of our projects and other corporate purposes. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer. We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon. The table below outlines our letter of credit and surety bond obligations (in thousands):

	March 31, 2011		December 31, 2010
		Estimated work		Estimated work
		remaining to		remaining to
	Outstanding	complete	Outstanding	complete
Sureties:
Sureties related to joint ventures	$1,594	$32	$1,594	$32
Sureties related to owned projects and lots under contract	61,096	26,996	57,399	26,968

Total sureties	$62,690	$27,028	$58,993	$27,000

Letters of Credit (“LOCs”):
LOCs in lieu of deposit for contracted lots	$0	N/A	$0	N/A
LOCs for land development	2,342	N/A	2,488	N/A
LOCs for general corporate operations	6,460	N/A	6,460	N/A

Total LOCs	$8,802	N/A	$8,948	N/A

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At	At
	March 31, 2011	December 31, 2010
Accruals related to real estate development and construction activities	$11,298	$10,689
Payroll and other benefits	7,636	12,146
Accrued taxes	3,650	2,820
Warranty reserves	27,210	29,265
Other accruals	30,515	32,891

Total	$80,309	$87,811

Warranty Reserves. We have certain obligations related to post-construction warranties and defects for closed homes. With the assistance of an actuary, we have estimated these reserves based on the number of home closings and historical data and trends for our communities. We also use industry averages with respect to similar product types and geographic areas in markets where our experience is not robust enough to facilitate a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$29,265	$33,541
Additions to reserve from new home deliveries	1,257	1,477
Warranty claims	(2,923)	(2,787)
Adjustments to pre-existing reserves	(389)	(77)

Balance, end of period	$27,210	$32,154

Warranty reserves are included in accrued liabilities on the accompanying condensed consolidated balance sheets, and additions and adjustments to the reserves are included in cost of home closings within the accompanying condensed consolidated statements of operations. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the general liability insurance we maintain, are sufficient to cover our general warranty obligations.
During the first quarter of 2009, we became aware that a limited number of the homes we constructed were exhibiting symptoms typical of defective Chinese drywall. Defective Chinese Drywall is an industry-wide issue that has affected many homebuilders. As of March 31, 2011, we have confirmed that 97 homes we built in 2005 and 2006 were constructed using defective Chinese drywall installed by subcontractors. Of those homes, 90 are located in Florida and seven are located in the Houston, Texas area. We recently discovered the seven Houston area homes and we are still conducting investigations to determine if other Texas homes are impacted, although it currently appears that the exposure in Texas may be limited. As of March 31, 2011, we have completed the repair of 66 homes and we are in the process of repairing an additional 11 homes. The $27.2 million of warranty reserves we have recorded as of March 31, 2011 includes reserves sufficient to complete our repair of the remaining affected homes and the resulting damage related to defective Chinese drywall. If our continuing investigations reveal other homes containing defective Chinese drywall, it may be necessary to increase our warranty reserves. We have started to receive and continue to seek reimbursement of the costs we have incurred or expect to incur related to defective Chinese drywall from the manufacturers, suppliers, and installers of the defective drywall and their insurers as well as from our general liability insurance carrier.
Recently Issued Accounting Pronouncements. There were no new accounting pronouncements that were either issued or became effective during the first three months of 2011 that are expected to have a material impact on our financial results or existing disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At	At
	March 31, 2011	December 31, 2010

Homes under contract under construction (1)	$101,127	$96,844
Unsold homes, completed and under construction (1)	86,536	86,869
Model homes (1)	36,579	36,966
Finished home sites and home sites under development	477,755	454,718
Land held for development or sale (2)	55,656	63,531

	$757,653	$738,928

(1)	Also includes the allocated land and land development costs associated with each lot for these homes.

(2)	Includes communities that we have decided to stop development (mothball) where we have determined that the current economic performance would be maximized by deferring development. In the future, such communities may either be re-opened or sold to third parties. We do not capitalize interest for such mothballed assets, and all costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Terminated option/purchase contracts and related pre-acquisition costs:
West	$0	$0
Central	0	0
East	0	0

Total	$0	$0

Real estate inventory impairments (1):
West	$200	$82
Central	335	460
East	129	0

Total	$664	$542

Impairments of joint venture investments:
West	$0	$0
Central	0	0
East	0	0

Total	$0	$0

Impairments of land held for sale:
West	$0	$0
Central	0	0
East	0	0

Total	$0	$0

Total impairments:
West	$200	$82
Central	335	460
East	129	0

Total	$664	$542

(1)	Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying lots in the community were not also impaired, as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Individual home impairments:
West	$200	$82
Central	335	460
East	129	0

Total	$664	$542

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

	Three Months Ended
	March 31,
	2011	2010
Capitalized interest, beginning of period	$11,679	$14,187
Interest incurred	10,849	10,402
Interest expensed	(8,023)	(8,295)
Interest amortized to cost of home, land closings and impairments	(2,196)	(3,218)

Capitalized interest, end of period (1)	$12,309	$13,076

(1)	Approximately $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our condensed consolidated balance sheets as of March 31, 2011 and 2010.
NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into option and purchase agreements for land or lots as part of the normal course of business. These option and purchase agreements enable us to defer acquiring properties until we have determined whether to exercise our option to purchase. This helps reduce our financial risk associated with land acquisitions and holdings.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a variable interest entity, or “VIE”, may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. ASC 810, Consolidations, requires that for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations. At March 31, 2011 and December 31, 2010, we had $0 and $866, respectively, of assets identified as “real estate not owned”.
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

The table below presents a summary of our lots under option or contract at March 31, 2011 (dollars in thousands):

			Option/Earnest
			Money Deposits
	Number of	Purchase			Letters of
	Lots	Price	Cash		Credit

Option contracts recorded on balance sheet as real estate not owned (1)	0	$0	$0		$0
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	1,991	85,895	9,520		0
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	162	5,752	433		0

Purchase contracts not recorded on balance sheet — refundable deposits, committed	284	13,760	335

Total committed (on and off balance sheet)	2,437	105,407	10,288		0

Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	276	6,231	100		0

Total uncommitted	276	6,231	100		0

Total lots under option or contracts	2,713	111,638	10,388		0

Total option contracts not recorded on balance sheet	2,713	$111,638	$10,388	(3)	$0

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Amount is reflected in our condensed consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of March 31, 2011.
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

NOTE 4 — SENIOR AND SENIOR SUBORDINATED NOTES
Senior and senior subordinated notes consist of the following (in thousands):

	At	At
	March 31, 2011	December 31, 2010
6.25% senior notes due 2015. At March 31, 2011 and December 31, 2010, there was approximately $558 and $594 in unamortized discount, respectively	$284,442	$284,406
7.731% senior subordinated notes due 2017	125,875	125,875
7.15% senior notes due 2020. At March 31, 2011 and December 31, 2010, there was approximately $4,380 and $4,501 in unamortized discount, respectively	195,620	195,499

	$605,937	$605,780

The indentures for our 6.25% senior notes and 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended March 31, 2011, we believe we were in compliance with our covenants. The indenture for our 7.15% senior notes contains covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indentures for the 6.25% senior notes and 7.731% senior subordinated notes.
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
NOTE 5 — FAIR VALUE DISCLOSURES
We account for the non-recurring fair value measurements of our non-financial assets and liabilities in accordance with ASC Subtopic 820-10, Fair Value Measurement and Disclosure. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:
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

A summary of our long-lived real-estate assets re-measured at fair value on March 31, 2011 and 2010 is as follows (in thousands):

		Fair Value Measurements of Reporting Date Using
	As of March 31, 2011(1)	Level 1	Level 2	Level 3
Description:
Long-lived real-estate assets	$7,754	0	0	$7,754

		Fair Value Measurements of Reporting Date Using
	As of March 31, 2010(1)	Level 1	Level 2	Level 3
Description:
Long-lived real-estate assets	$9,273	0	0	$9,273

(1)	The carrying values for these communities may have increased or decreased from the fair value reported due to activities that have occurred since the measurement date.
Of the total $757.7 million of long-lived real-estate assets as of March 31, 2011, some of which have previously been written down to fair value, long-lived assets held and used with an initial basis of $8.4 million were impaired and written down to their fair value of $7.8 million during the three months ended March 31, 2011, resulting in an impairment of $664,000, which is included in our condensed consolidated statement of operations for the three months ended March 31, 2011.
During the quarter ended March 31, 2010, long-lived assets held and used with an initial basis of $9.8 million were impaired and written down to their fair value of $9.3 million, resulting in an impairment of $542,000, which is included in our condensed consolidated statement of operations for the three months ended March 31, 2010.
Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

	March 31, 2011		December 31, 2010
	Aggregate	Estimated	Aggregate	Estimated
	Principal	Fair Value	Principal	Fair Value

Financial Liabilities:
6.25% senior notes	$285,000	$286,425	$285,000	$285,000
7.731% senior subordinated notes	$125,875	$116,510	$125,875	$114,861
7.15% senior notes	$200,000	$200,000	$200,000	$198,500
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 6 — (LOSS)/EARNINGS PER SHARE
Basic and diluted (loss)/earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Basic weighted average number of shares outstanding	32,260	31,940
Effect of dilutive securities:
Stock options and restricted stock (1)	0	257

Diluted weighted average shares outstanding	32,260	32,197

Net (loss)/income	$(6,659)	$2,660

Basic (loss)/earnings per share	$(0.21)	$0.08

Diluted (loss)/earnings per share (1)	$(0.21)	$0.08

Antidilutive stock options not included in the calculation of diluted earnings per share	1,880	763

(1)	For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by GAAP because all options and non-vested shares outstanding are considered anti-dilutive.
NOTE 7 — STOCK-BASED COMPENSATION
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
Compensation cost related to stock-based compensation arrangements granted under the Plans are recognized on a straight-line basis over the remaining respective vesting periods. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Stock-based compensation expense	$1,713	$1,257
Non-vested shares granted	343,750	300,500
Performance-based non-vested shares granted	56,250	67,500
The expense associated with the performance-based non-vested shares will only be recognized when it is determined to be probable that the target performance thresholds will be met and the shares will vest. We did not grant any stock option awards during the three months ended March 31, 2011 or March 31, 2010. The following table includes additional information regarding our Plans (dollars in thousands):

	As of
	March 31, 2011	December 31, 2010

Unrecognized stock-based compensation cost	$13,029	$7,816
Weighted average years remaining vesting period	2.68	2.16
Total equity awards outstanding (vested and unvested)	2,074,401	2,000,518
The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,750,000 shares of common stock, of which 483,545 shares remain available for grant at March 31, 2011. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Restricted stock awards are usually granted with either a three-year or five-year ratable vesting period.

NOTE 8 — INCOME TAXES
Components of the income tax provision are (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Federal	$0	$(7)
State	(215)	(114)

Total	$(215)	$(121)

Due to the effects of the deferred tax asset valuation allowance, federal and state tax NOLs, and changes in unrecognized tax benefits, the effective tax rates in 2011 and 2010 are not meaningful percentages as there is no correlation between effective tax rates and the amount of pre-tax income or losses for those periods.
At March 31, 2011 and December 31, 2010, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Interest and penalties are accrued on unrecognized tax benefits and included in federal income tax expense.
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at March 31, 2011 as we have determined that the weight of the negative evidence exceeds that of the positive evidence at this time, and therefore it continues to currently be more likely than not that we will not be able to utilize all of our deferred tax assets relating to our federal and state NOL carryovers.
At March 31, 2011 and December 31, 2010, we had a valuation allowance of against deferred tax assets as follows (in thousands):

	March 31, 2011	December 31, 2010
Federal	$65,579	$63,409
State	26,282	26,591

Total Valuation Allowance	$91,861	$90,000

Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal net operating loss carryforwards may be used to offset future taxable income for 20 years and expire in 2030. State net operating loss carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2012. Deferred tax assets include tax-effected federal and state net operating loss carryforwards. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and NOL carryovers.
At March 31, 2011, the income tax payable of $2.8 million primarily consists of current state tax accruals as well as tax and interest amounts that we expect to pay within one year for having amended a prior-year federal tax return. The federal loss carryback period reverted back to two years for our 2011 fiscal year and there is no available taxable income in the two-year carryback period for us to utilize any tax loss coming out of 2011.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2006. There are no ongoing federal or state income tax audits at this time.

The tax benefits from the Company’s net operating losses, built-in losses, and tax credits would be materially reduced or potentially eliminated if the Company experienced an “ownership change” as defined under IRC §382. Based on the Company’s analysis performed as of March 31, 2011, the Company does not believe that it has experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment helps us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
NOTE 9 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash paid during the period for:
Interest, net of interest capitalized	$8,153	$11,225
Income taxes	$2	0
Non-cash operating activities:
Real estate not owned	$(866)	$(1,062)
Non-cash investing activities:
Distributions from unconsolidated entities	$0	$1,340

NOTE 10 — OPERATING AND REPORTING SEGMENTS
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
Management’s evaluation of segment performance is based on segment operating income/(loss), which we define as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation,” to the consolidated financial statements in our 2010 Annual Report on Form 10-K. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The following is our segment information (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenue (1):
West	$24,150	$41,404
Central	132,506	145,154
East	20,933	15,246

Consolidated total	177,589	201,804

Operating income/(loss) (2):
West	(984)	2,941
Central	4,226	7,086
East	2,237	1,308

Segment operating earnings	5,479	11,335
Corporate and unallocated (3)	(5,531)	(4,994)
Earnings from unconsolidated entities, net	908	803
Interest expense	(8,023)	(8,295)
Other income, net	723	3,932

(Loss)/income before income taxes	$(6,444)	$2,781

(1)	Revenue includes the following land closing revenue, by segment: three months ended March 31, 2011 — $100,000 in the Central Region; three months ended March 31, 2010 — $1.2 million in Central Region.

(2)	See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the reporting segments.

	At March 31, 2011
				Corporate and
	West	Central	East	Unallocated (1)	Total
Deposits on real estate under option or contract	$50	$9,594	$744	$0	$10,388
Real estate	196,871	507,376	53,406	0	757,653
Investments in unconsolidated entities	180	10,370	37	313	10,900
Other assets	6,499	35,197	6,922	391,375	439,993

Total assets	$203,600	$562,537	$61,109	$391,688	$1,218,934

	At December 31, 2010
				Corporate and
	West	Central	East	Unallocated (1)	Total
Deposits on real estate under option or contract	$50	$9,754	$555	$0	$10,359
Real estate	191,882	499,176	47,870	0	738,928
Investments in unconsolidated entities	110	10,507	29	341	10,987
Other assets	3,501	32,961	7,873	420,329	464,664

Total assets	$195,543	$552,398	$56,327	$420,670	$1,224,938

(1)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We have reserved approximately $11.2 million for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities, “other” accruals, on our March 31, 2011 balance sheet as discussed in Note 1 to these financial statements. Additionally, we have $27.2 million of warranty reserves, primarily relating to the correction of home construction defects, foundation issues and general customer claims. Historically, most of these matters are resolved prior to litigation. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations, or cash flows.
Joint Venture Litigation
We, along with our joint venture partners (and their respective parent companies) in an unconsolidated joint venture, are defendants in lawsuits initiated by the lender group regarding a large Nevada-based land acquisition and development joint venture in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP)). While our interest in this joint venture is comparatively small, totaling 3.53%, we are vigorously defending and otherwise seeking resolution of these actions. Meritage is the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed its first takedown in April 2007 and having tendered full performance of its second and final takedown in April 2008. The joint venture and the lender group rejected Meritage’s tender of performance and of its second and final takedown, and Meritage contends, among other things, that the rejection by the joint venture and the lender group of Meritage’s tender of full performance was wrongful and should release Meritage of liability with respect to the takedown and all guarantees. We have fully impaired our investment in this joint venture in a prior period.

In one of the ongoing lawsuits related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims (the “Focus Lawsuit”). On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award approximately $37 million of damages to one member on other claims. The parties involved have jointly appealed the arbitration panel’s decision (Meritage has also appealed on independent grounds) to the United States Courts of Appeal for the Ninth Circuit, Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562), and the case is pending. We believe our potential share of the award, if any, will not be material to our financial position. Our existing legal reserves cover the expected claim.
Additionally, certain lenders in the lender group filed a Chapter 11 involuntary bankruptcy petition against the joint venture in the United States Bankruptcy Court, District of Nevada, (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On February 3, 2011, the Bankruptcy Court entered an order for relief and appointed a trustee to manage the ongoing operations of the venture. It is anticipated that the lender group may try to use the bankruptcy filing as a means to trigger springing repayment guarantees of the members. Meritage will vigorously contest any such action and demand. While all members believe they have potential offsets and defenses to prevent or minimize enforcement of the springing repayment guarantees, Meritage has additional defenses (that are not available to the other members) because it is the only member that tendered full performance to the lender group and believes this fact will operate to prevent enforcement of the springing repayment guarantee against Meritage. The initial balance of the loan with the springing guarantees was $585 million and as of March 31, 2011, the outstanding principal balance was approximately $328 million, of which our potential maximum pro rata exposure would be $11.6 million. While, for the reasons noted above, we do not believe that a full repayment of this obligation is probable, we have recorded a legal reserve in an amount we believe represents the most probable exposure for legal and settlement costs. This reserve is in addition to a reserve we have established for our estimated share of legal and settlement costs relating to the Focus Lawsuit. Although the final disposition of these suits and related actions, claims and demands remains uncertain, we do not, at this time, anticipate outcomes that will have a material impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
During the first quarter of 2011, the spring selling season produced weaker sales results than was generally anticipated. Homebuilders continue to be negatively impacted by a slow sales pace after the expiration of the federal home-buyer tax credit program in April 2010. Although some economic indicators have started to improve, such as the oversupply of inventory homes — while still inflated — dropped to less than half of 2010 levels, and unemployment rates decreasing, we believe that until unemployment rates and inventory levels further decline and the pace of foreclosures decreases significantly, consumer confidence and housing demand will not improve substantially. We have had some indications that the homebuilding cycle may have reached a bottom and certain of our markets are experiencing positive operational results, but we do not know when or at what pace the national recovery will gain momentum.
Summary Company Results
As noted above, our results for the quarter ended March 31, 2011 reflect the challenging sales environment the homebuilding industry has experienced after the homebuyer tax credit expiration in the second quarter of 2010. Additionally, the uneven economic environment, weak consumer demand, and low December 2010 backlog contributed to the decline in our operational results for the first three months of 2011 as compared to the results of the same period a year ago. While we experienced decreases in our year-over-year results, we did recognize sequential increases in sales, sales pace and backlog from the fourth quarter of 2010 to the first quarter of 2011, partially due to the seasonal increases in sales traditionally experienced during the first half of the year.
Total home closing revenue was $177.5 million for the three months ended March 31, 2011, decreasing 11.5% from the same period last year, as our low beginning backlog numbers translated into fewer closings in the first three months of the year. We reported net loss of $6.7 million for the three-month period ended March 31, 2011 as compared to net income of $2.7 million for the same period in 2010. Our 2010 income was almost fully attributed to the benefit of a $2.4 million gain from a legal settlement.
At March 31, 2011, our backlog of $244.9 million reflects a decrease of 31.1% or $110.5 million when compared to the backlog at March 31, 2010. The 2010 backlog numbers benefitted from elevated sales as a result of the federal homebuyer tax credit program. Sales have been slow to regain strength; however, the 840 sales units in the first three months of 2011 is our highest quarter of sales since the expiration of the tax credit program. In the first quarter of 2011, our cancellation rate on sales orders remained relatively flat at 17% of gross orders as compared to 18% in the same period a year ago.
Company Actions and Positioning
Throughout this continued difficult homebuilding market, we have remained focused on our main goals: return to and maintain profitability, and strengthen our balance sheet. In order to meet these goals, over the past several years we began and continue to execute on the following initiatives:
•	Redesigning product offering to reduce costs and sales prices, tailoring our product to meet today’s buyers’ affordability demands;
•	Continue to innovate and incorporate the Meritage Green energy efficiency program, where every new home we construct, at a minimum, meets ENERGY STAR® standards, including the construction of our first net-zero production home, designed to produce as much energy as it uses annually;
•	Changing sales and marketing efforts to generate additional traffic and compete with resale homes;
•	Renegotiating construction costs with our subcontractors where possible;
•	Exercising tight control over cash flows;
•	Managing our total lot supply and future growth of active communities by actively contracting new well-priced lots in strategic submarkets;
•	Monitoring our customer satisfaction scores and working toward improving them based on the results of the surveys;
•	Executing our company-wide operating strategy, Meritage Forward, and the roll-out of associated initiatives such as the Simply Smart SeriesTM and 99-day closing guarantee; and
•	Continuing to consolidate overhead functions at all of our divisions and corporate offices to hold down general and administrative cost burden.

Additionally, we are evaluating opportunities for expansion into new markets that have been less impacted by the homebuilding downturn over the past several years. We are looking to redeploy our capital into projects that present better opportunities to produce higher margins, both within our geographic footprint and through entry into new markets. As a result, in April 2011 we announced our entry into the Raleigh-Durham, North Carolina market.
Despite the progress we have made with these initiatives, we recorded a net loss for the three months ended March 31, 2011. The net loss is reflective of the lower volume of homes delivered, due primarily to our lower starting backlog and the continued weakness of the homebuilding market. We continue to believe that many of our communities, particularly our newer acquisitions, are located in highly-sought after markets that compete well in the marketplace. In these locations, we believe the value and desirability of the community and our product differentiation strategies will allow us to maintain our pricing and improve absorptions, lessening the impact of the current economic conditions. In the first quarter of 2011, we opened 13 new communities while closing out 23 older communities, ending the quarter with 141 active communities. Based on the volume of new communities in our pipeline, we expect to reach at least 150 actively selling communities by June 30, 2011. We continue to believe in the long-term viability of the domestic homebuilding market and that builders with in-depth industry expertise and successful business and operational strategies will benefit when the housing market recovers.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2011 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2010 Annual Report on Form 10-K.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):
Home Closing Revenue

	Three Months Ended March 31,		Quarter over Quarter
	2011	2010	Chg $	Chg %

Total
Dollars	$177,489	$200,582	$(23,093)	(11.5)%
Homes closed	678	808	(130)	(16.1)%
Avg sales price	$261.8	$248.2	$13.6	5.5%

West Region
California
Dollars	$21,171	$37,085	$(15,914)	(42.9)%
Homes closed	62	105	(43)	(41.0)%
Avg sales price	$341.5	$353.2	$(11.7)	(3.3)%
Nevada
Dollars	$2,979	$4,319	$(1,340)	(31.0)%
Homes closed	15	22	(7)	(31.8)%
Avg sales price	$198.6	$196.3	$2.3	1.2%
West Region Totals
Dollars	$24,150	$41,404	$(17,254)	(41.7)%
Homes closed	77	127	(50)	(39.4)%
Avg sales price	$313.6	$326.0	$(12.4)	(3.8)%

Central Region
Arizona
Dollars	$31,967	$33,952	$(1,985)	(5.8)%
Homes closed	127	168	(41)	(24.4)%
Avg sales price	$251.7	$202.1	$49.6	24.5%
Texas
Dollars	$84,810	$101,359	$(16,549)	(16.3)%
Homes closed	354	428	(74)	(17.3)%
Avg sales price	$239.6	$236.8	$2.8	1.2%
Colorado
Dollars	$15,629	$8,621	$7,008	81.3%
Homes closed	49	30	19	63.3%
Avg sales price	$319.0	$287.4	$31.6	11.0%
Central Region Totals
Dollars	$132,406	$143,932	$(11,526)	(8.0)%
Homes closed	530	626	(96)	(15.3)%
Avg sales price	$249.8	$229.9	$19.9	8.7%

East Region
Florida
Dollars	$20,933	$15,246	$5,687	37.3%
Homes closed	71	55	16	29.1%
Avg sales price	$294.8	$277.2	$17.6	6.3%

Home Orders (1)

	Three Months Ended March 31,		Quarter over Quarter
	2011	2010	Chg $	Chg %

Total
Dollars	$220,612	$268,468	$(47,856)	(17.8)%
Homes ordered	840	1,064	(224)	(21.1)%
Avg sales price	$262.6	$252.3	$10.3	4.1%

West Region
California
Dollars	$27,149	$41,129	$(13,980)	(34.0)%
Homes ordered	78	115	(37)	(32.2)%
Avg sales price	$348.1	$357.6	$(9.5)	(2.7)%
Nevada
Dollars	$4,022	$4,745	$(723)	(15.2)%
Homes ordered	19	25	(6)	(24.0)%
Avg sales price	$211.7	$189.8	$21.9	11.5%
West Region Totals
Dollars	$31,171	$45,874	$(14,703)	(32.1)%
Homes ordered	97	140	(43)	(30.7)%
Avg sales price	$321.4	$327.7	$(6.3)	(1.9)%

Central Region
Arizona
Dollars	$34,342	$48,008	$(13,666)	(28.5)%
Homes ordered	149	233	(84)	(36.1)%
Avg sales price	$230.5	$206.0	$24.5	11.9%
Texas
Dollars	$109,681	$139,908	$(30,227)	(21.6)%
Homes ordered	446	573	(127)	(22.2)%
Avg sales price	$245.9	$244.2	$1.7	0.7%
Colorado
Dollars	$22,182	$12,543	$9,639	76.8%
Homes ordered	71	41	30	73.2%
Avg sales price	$312.4	$305.9	$6.5	2.1%
Central Region Totals
Dollars	$166,205	$200,459	$(34,254)	(17.1)%
Homes ordered	666	847	(181)	(21.4)%
Avg sales price	$249.6	$236.7	$12.9	5.4%

East Region
Florida
Dollars	$23,236	$22,135	$1,101	5.0%
Homes ordered	77	77	0	0.0%
Avg sales price	$301.8	$287.5	$14.3	5.0%

(1)	Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2011		2010
	Beginning	Ending	Beginning	Ending
Active Communities
Total	151	141	153	149

West Region
California	14	14	7	9
Nevada	4	4	6	5

West Region Total	18	18	13	14

Central Region
Arizona	32	32	26	32
Texas	82	73	98	83
Colorado	9	9	6	7

Central Region Total	123	114	130	122

East Region (Florida)	10	9	10	13

	Three Months Ended March 31,
	2011	2010
Cancellation Rates (1)
Total	17%	18%

West Region
California	14%	9%
Nevada	5%	17%
West Region Total	13%	11%

Central Region
Arizona	9%	11%
Texas	21%	22%
Colorado	11%	7%
Central Region Total	18%	19%

East Region (Florida)	22%	17%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog (1)

	Three Months Ended March 31,		Year over Year
	2011	2010	Chg $	Chg %

Total
Dollars	$244,939	$355,419	$(110,480)	(31.1)%
Homes in backlog	940	1,351	(411)	(30.4)%
Avg sales price	$260.6	$263.1	$(2.5)	(1.0)%

West Region
California
Dollars	$21,273	$38,366	$(17,093)	(44.6)%
Homes in backlog	61	99	(38)	(38.4)%
Avg sales price	$348.7	$387.5	$(38.8)	(10.0)%
Nevada
Dollars	$3,412	$3,097	$315	10.2%
Homes in backlog	16	17	(1)	(5.9)%
Avg sales price	$213.3	$182.2	$31.1	17.1%
West Region Totals
Dollars	$24,685	$41,463	$(16,778)	(40.5)%
Homes in backlog	77	116	(39)	(33.6)%
Avg sales price	$320.6	$357.4	$(36.8)	(10.3)%

Central Region
Arizona
Dollars	$34,355	$46,165	$(11,810)	(25.6)%
Homes in backlog	147	212	(65)	(30.7)%
Avg sales price	$233.7	$217.8	$15.9	7.3%
Texas
Dollars	$136,478	$220,112	$(83,634)	(38.0)%
Homes in backlog	555	860	(305)	(35.5)%
Avg sales price	$245.9	$255.9	$(10.0)	(3.9)%
Colorado
Dollars	$23,517	$15,378	$8,139	52.9%
Homes in backlog	74	50	24	48.0%
Avg sales price	$317.8	$307.6	$10.2	3.3%
Central Region Totals
Dollars	$194,350	$281,655	$(87,305)	(31.0)%
Homes in backlog	776	1,122	(346)	(30.8)%
Avg sales price	$250.5	$251.0	$(0.5)	(0.2)%

East Region
Florida
Dollars	$25,904	$32,301	$(6,397)	(19.8)%
Homes in backlog	87	113	(26)	(23.0)%
Avg sales price	$297.7	$285.8	$11.9	4.2%

(1)	Our backlog represented net sales that have not yet closed.

Operating Results
Companywide. Home closing revenue for the three months ended March 31, 2011 decreased $23.1 million or 11.5% when compared to the same period in the prior year, primarily due to the 16.1% or 130 unit decrease in closings, partially offset by an increase in average sales price of 5.5%, to $261,800. The 224 sales unit decrease for the quarter ended March 31, 2011 over the prior year period was also partially offset by average sales price increases of 4.1%, or $10,300. These increases in average sales prices reflect the higher prices earned by our new closer-in communities, particularly in Arizona, Colorado and Florida, while the declines in closings and sales units continue to highlight the difficult environment after the expiration of the federal homebuyer tax credit last year and the weaker-than-anticipated spring selling season in the first quarter of 2011. The overall year-over-year sales declines resulted in a decrease to our backlog of 411 units, down to 940 homes as of March 31, 2011 as compared to 1,351 homes at March 31, 2010. Our sales and backlog were also impacted by the 3.3% decrease in our average actively-selling community count in the period as compared to 2010.
West. In the first quarter of 2011, home closings in our West Region decreased 50 units or 39.4%, for total revenue of $24.2 million, a $17.3 million decrease as compared to 2010. The Region’s results were primarily driven by the weak performance of our California markets, which decreased 43 units and a corresponding $15.9 million of closing revenue. Results in California reflect both the reduced volume of closings and the decrease in average sales price of $11,700 per home, our only state to experience a decrease in average sales price. The decrease in average sales price is largely attributable to an increase in closing aged spec homes in Northern California as well as some price concessions in selected slow-moving and close-out communities. Sales in the first quarter of 2011 dropped 32.1% to $31.2 million on 97 units as compared to $45.9 million on 140 units in the same quarter of last year, due to weak buyer demand. The decreases in recent sales activity led to a 39-unit, or 33.6%, decrease in our ending backlog as of March 31, 2011 versus 2010.
Central. In the first quarter of 2011, home closings in our Central Region decreased 96 units, or 15.3%, partially offset by an 8.7% increase in average sales price, for total revenue of $132.4 million, an 8.0% or $11.5 million decrease compared to the first quarter of 2010. The slower sales pace in most of our Arizona and Texas communities led to the Region’s 30.8% decline in ending backlog to 776 units with a value of $194.4 million as of March 31, 2011 compared to $281.7 million as of March 31, 2010.
Although Texas remained our strongest market in the Region, during the first quarter of 2011 it experienced a 22.2% decrease in sales units, due largely to its 14.4% decrease in average active communities for the same period as compared to the prior year. The decrease in active communities is a result of scheduled closings of our older Texas communities. Arizona volumes were also impacted by the softening markets as recent housing demand remains weak, with 24.4% and 36.1% reductions in units closed and sold, respectively; however, the shift to newer, closer-in communities that have higher average sales prices contributed to a 24.5%, or $49,600 increase in average sales price per home, which nearly offset the unit declines. The successful acquisition of new land positions in Colorado also contributed to the Region’s performance, providing positive operational results to offset the Region’s overall declines. Colorado contributed 49 closings and $15.6 million of associated revenue, an 81.3% revenue increase over the same period a year ago. Colorado was our only state that experienced increases in sales volume in the first quarter of 2011 as compared to 2010, with a 76.8% increase in orders dollars and a 73.2% increase in order units, largely due to the 38.5% increase in average community count in well-positioned and desirable sub-markets.
East. In the first quarter of 2011, home closings in our East Region increased 16 units, for total revenue of $20.9 million, a 37.3% increase in home closing revenue as compared to the first quarter of 2010. The closing revenue increase also benefitted from an average sales price increase of $17,600. The Region’s orders held steady at 77 units for the quarter ended March 31, 2011, with a $14,300 increase in average sales price. The average price increases are attributed to both the success of new communities opened over the past several quarters that are delivering a high volume of sales and closings, as well as the Region’s introduction of larger product offerings in select locations. The Region’s incremental closings, coupled with flat sales, resulted in a decrease in ending backlog of 26 units, or $6.4 million, partially offset by an increase in average sales prices of $11,900, or 4.2%. As one of the first challenged markets at the start of the downturn, the Region’s current community supply is primarily comprised of well-located lots purchased in the last several years at depressed pricing, and we believe the low lot basis and the desirability of their location has helped the overall performance of this Region to a greater extent than most of our other markets.

Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2011		2010
		% of Home		% of Home
		Closing		Closing
	Dollars	Revenue	Dollars	Revenue

Home Closing Gross Profit
Total	$30,380	17.1%	$37,998	18.9%
Add back Impairments	664		542

Adjusted Gross Profit	$31,044	17.5%	$38,540	19.2%

West	$3,132	13.0%	$7,629	18.4%
Add back Impairments	200		82

Adjusted Gross Profit	$3,332	13.8%	$7,711	18.6%

Central	$22,530	17.0%	$26,987	18.7%
Add back Impairments	335		460

Adjusted Gross Profit	$22,865	17.3%	$27,447	19.1%

East	$4,718	22.5%	$3,382	22.2%
Add back Impairments	129		0

Adjusted Gross Profit	$4,847	23.2%	$3,382	22.2%
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
Home closing gross profit decreased to a margin of 17.1% for the quarter ended March 31, 2011 as compared to 18.9% for the quarter ended March 31, 2010. Excluding impairments, gross margins were 17.5% and 19.2% for the quarters ended March 31, 2011 and 2010, respectively. The decrease of pre-impairment gross margins from 2010 is, to a large extent, due to a combination of the reduced operating leverage as a result of the 130 fewer units being delivered, continued weakness in demand in our markets and a larger volume of closings of aged spec homes in 2011 versus 2010. We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.
West. Our West Region home closing gross profit decreased to a margin of 13.0% for the three months ended March 31, 2011 from 18.4% in the same period of 2010. Excluding impairments, the gross margins in the first quarter of 2011 and 2010 were 13.8% and 18.6%, respectively. California and Nevada continue to be two of the most difficult markets in the country; as a result, additional price concessions were offered in select communities to generate sales. To a lesser extent, the decrease in our average selling price of 3.8% along with reduced operating leverage from 50 fewer closings also impacted the pre-impairment gross margin decrease in this Region. Although our California land positions are mostly comprised of post-2008 land purchases, the northern half of the state has experienced weaker results over the past few quarters than was originally anticipated for these newer communities.
Central. The Central Region’s 17.0% home closing gross margin for the three months ended March 31, 2011 decreased from 18.7% in the same period of 2010. The decrease is primarily due to weaker demand and to lower margins achieved on aged spec closings, which increased 6.0% year over year. Excluding impairments, gross margins would have been 17.3% and 19.1% for the three months ended March 31, 2011 and 2010, respectively.

East. The East Region maintained home closing gross margins at 22.5% for the three months ended March 31, 2011 as compared to 22.2% for the same period in the prior year. The high margins generated in the Region are mostly due to the Region’s community mix, which is almost entirely comprised of post 2008 acquisitions in key locations with well-priced lots and certain large-square-footage, more efficient product offerings.

	Three Months Ended
	March 31,
	2011	2010

Commissions and Other Sales Costs
Dollars	$15,315	$17,222
Percent of home closing revenue	8.6%	8.6%

General and Administrative Expenses
Dollars	$15,126	$14,693
Percent of total revenue	8.5%	7.3%

Interest Expense
Dollars	$8,023	$8,295

Other income, net
Dollars	$723	$3,932

Provision for Income Taxes
Dollars	$(215)	$(121)
Effective tax rate	(3.3)%	(4.4)%
Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. As a percentage of home closing revenue, these costs held consistent at 8.6% for the three months ended March 31, 2011 and 2010, as we were able to reduce these costs in line with our revenue decline, a total decrease of $1.9 million. We continue with our efforts of regionalizing and nationalizing marketing campaigns in order to gain efficiencies and reduce cost, as well as reduce the number of models and related overhead at our model complexes.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses remained relatively consistent at $15.1 million at March 31, 2011 as compared to $14.7 million in the prior year. Due to the decline in revenue, these expenses were 8.5% of total revenue for the three months ended March 31, 2011, as compared to 7.3% for the same period in 2010. We remain focused on cost control by reducing overhead and consolidating functions at both the regional and corporate levels.
Interest Expense
Interest expense is comprised of interest incurred but not capitalized on our senior and senior subordinated notes. For the three months ended March 31, 2011, our non-capitalizable interest expense was $8.0 million as compared to $8.3 million for the same period in the prior year. We expect our eligible assets under construction to remain below our debt balance for the remainder of 2011, and therefore, we will continue to incur interest charges for the rest of the year.
Other Income, Net
Other income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who cancelled their purchase contract with us, and (iv) legal settlements. The $3.2 million decrease in other income in the first quarter of 2011 as compared to the same period last year is related to the partial recognition of cash and certain assets awarded to us in connection with a legal settlement recorded in the first quarter of 2010.
Income Taxes
During the three months ended March 31, 2011, we reported an effective tax rate of (3.3)% compared to (4.4)% for the three months ended March 31, 2010. The change in our tax rate is primarily attributable to the Texas franchise tax on our gross margin.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the three months ended March 31, 2011 were operating expenses, home construction, the payment of routine liabilities, and the acquisition of new lot positions. We used funds generated by operations to meet our short-term working capital requirements. Throughout the challenging and extended downturn in the housing market, we have focused on generating cash by exiting certain markets and land positions and improving margins in our homebuilding operations. These efforts have in turn helped us to weather the storm of the prolonged downturn while maintaining a strong balance sheet and keeping us poised for future growth.
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring lots in our markets to maintain and start to grow our lot supply and active community count, replacing older communities that are near close-out and acquiring communities in locations we deem key to our success. Accordingly, on a go-forward basis, as demand for new homes improves and we begin to expand our business, we expect that cash outlays for land purchases may exceed our cash generated by operations. During the first three months of 2011, we closed 678 homes, we purchased about 888 lots for $40.0 million, and we started about 747 homes.
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory acquisition and development. We ended the first quarter with $387.7 million of cash and cash equivalents, investments and securities, and restricted cash. As we have no bond maturities until 2015, we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire well-positioned lots that represent opportunities to generate more normal margins.
In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. In April 2011, we announced our entry into the Raleigh-Durham, North Carolina market. We have since contracted for several land parcels in Raleigh-Durham and expect to begin sales operations in latter 2011. This opportunity expands our footprint beyond our current six states and into a new market with positive growth potential. The Raleigh-Cary market was ranked as the Number 1 healthiest homebuilding market for 2011 by Hanley Wood Market Intelligence, and the neighboring Durham-Chapel Hill market ranked Number 3. Entry into the Raleigh-Durham area offers us growth opportunities based on a number of positive factors, including a growing employment base, rising median incomes, and affordable cost of living.
Additionally, we continue to evaluate our capital needs in light of ongoing developments in homebuilding markets and our existing capital structure. We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At	At
	March 31, 2011	December 31, 2010
Senior and senior subordinated notes	$605,937	$605,780
Stockholders’ equity	496,567	499,995

Total capital	$1,102,504	$1,105,775
Debt-to-capital (1)	55.0%	54.8%

Senior and senior subordinated notes	$605,937	$605,780
Less: cash and cash equivalents, restricted cash, and investments and securities	(387,722)	(412,642)

Net debt	218,215	193,138
Stockholders’ equity	496,567	499,995

Total capital	$714,782	$693,133
Net debt-to-capital (2)	30.5%	27.9%

(1)	Debt-to-capital is computed as senior and senior subordinated notes divided by the aggregate of total senior and senior subordinated notes and stockholders’ equity.

(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.
Covenant Compliance
We were in compliance with all senior and subordinated note covenants as of the quarter ended March 31, 2011. Failure to maintain both the Fixed Charge Coverage Ratio and the Leverage Ratio does not result in a default under our senior and subordinated notes. Rather, it results in prohibition (subject to exceptions) from incurring additional indebtedness. As of March 31, 2011, we were in compliance with our Leverage Ratio and, therefore, the prohibition against incurring additional debt is not applicable. Our actual Fixed Charge Ratio and Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth as of March 31, 2011 are reflected in the table below:

Financial Covenant:	Covenant Requirement	Actual
Fixed Charge Coverage	> 2.00	1.437
Leverage Ratio	< 3.00	1.282
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3 and 11 in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
Seasonality
We typically experience seasonal variations in our quarterly operating results and capital requirements. Historically, we sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue, although it may be affected by continued uncertainty in the homebuilding industry as demonstrated over the past several quarters, particularly in light of the weak 2011 spring selling season. Accordingly, we do not expect our operating results for the first three months of 2011 to be an indicator of our operations the remainder of the year.
Recently Issued Accounting Pronouncements.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report include statements concerning our perceptions that the homebuilding cycle may have reached a bottom; management estimates regarding future impairments and joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements; whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in 2011 and beyond, and that we expect our cash outlays for land purchases may exceed our cash generated by operations as we expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise); the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings (including tax audits) we are involved in; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs and gross margins and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; trends and expectations relating to our community count and lot inventory; the extent and magnitude of our exposure to defective Chinese drywall and the sufficiency of our reserves relating thereto; the timing of our commencement of sales operations in Raleigh-Durham; the sufficiency of our reserves and our support for our uncertain tax filings positions; the portion of our total interest costs that will be capitalized versus expensed as incurred; our intentions regarding the payment of dividends; the impact of seasonality; and our future compliance with debt covenants.
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include: weakness in the homebuilding market resulting from the current economic downturn; interest rates and changes in the availability and pricing of residential mortgages; adverse changes in tax laws that benefit our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; inflation in the cost of materials used to construct homes; the adverse effect of slower sales absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; our potential exposure to natural disasters; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; competition; the success of our strategies in the current homebuilding market and economic environment; the adverse impacts of cancellations resulting from small deposits relating to our sales contracts; construction defect and home warranty claims; our success in prevailing on contested tax positions; the impact of deferred tax valuation allowances and our ability to preserve our operating loss carryforwards; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; our failure to comply with laws and regulations; the availability and cost of materials and labor; our lack of geographic diversification; inflation in the cost of materials used to construct homes; fluctuations in quarterly operating results; the Company’s financial leverage and level of indebtedness; our ability to take certain actions because of restrictions contained in the indentures for the Company’s senior and senior subordinated notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of future acquisitions; government regulations and legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our “Green” technologies by our competitors; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2010 under the caption “Risk Factors.”

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
We are involved in various routine legal and regulatory proceedings, including claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At March 31, 2011, we had approximately $11.2 million in accrued legal and settlement costs relating to claims for which we believe it is probable that we will be required to incur costs and where the potential expenditure can be reasonably estimated. Additionally, $27.2 million of warranty costs are reserved for warranty and construction defect litigation claims where our ultimate exposure is considered probable and where the potential expenditure can be reasonably estimated. Historically, most warranty claims and disputes are resolved prior to litigation. We believe there are not any pending matters that could have a material adverse impact upon our consolidated financial condition, our results of operations, our cash flows or our consolidated financial condition.
Joint Venture Litigation
We, along with our joint venture partners (and their respective parent companies) in an unconsolidated joint venture, are defendants in lawsuits initiated by the lender group regarding a large Nevada-based land acquisition and development joint venture in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP)). While our interest in this joint venture is comparatively small, totaling 3.53%, we are vigorously defending and otherwise seeking resolution of these actions. Meritage is the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed its first takedown in April 2007 and having tendered full performance of its second and final takedown in April 2008. The joint venture and the lender group rejected Meritage’s tender of performance of its second and final takedown, and Meritage contends, among other things, that the rejection by the joint venture and the lender group of Meritage’s tender of full performance was wrongful and should release Meritage of liability with respect to the takedown and all guarantees. We have fully impaired our investment in this joint venture in a prior period.
In one of the ongoing lawsuits related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims (the “Focus Lawsuit”). On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award approximately $37 million of damages to one member on other claims. The parties involved have jointly appealed the arbitration panel’s decision (Meritage has also appealed on independent grounds) to the United States Courts of Appeal for the Ninth Circuit, Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562), and the case is pending. We believe our potential share of the award, if any, will not be material to our financial position. Our existing legal reserves cover the expected claim.
Additionally, certain lenders in the lender group filed a Chapter 11 involuntary bankruptcy petition against the joint venture in the United States Bankruptcy Court, District of Nevada, (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On February 3, 2011, the Bankruptcy Court entered an order for relief and appointed a trustee to manage the ongoing operations of the venture. It is anticipated that the lender group may try to use the bankruptcy filing as a means to trigger springing repayment guarantees of the members. Meritage will vigorously contest any such action and demand. While all members believe they have potential offsets and defenses to prevent or minimize enforcement of the springing repayment guarantees, Meritage has additional defenses (that are not available to the other members) because it is the only member that tendered full performance to the lender group and believes this fact will operate to prevent enforcement of the springing repayment guarantee against Meritage. The initial balance of the loan with the springing guarantees was $585 million and as of March 31, 2011, the outstanding principal balance was approximately $328 million, of which our potential maximum pro rata exposure would be $11.6 million. While, for the reasons noted above, we do not believe that a full repayment of this obligation is probable, we have recorded a legal reserve in an amount we believe represents the most probable exposure for legal and settlement costs. This reserve is in addition to a reserve we have established for our estimated share of legal and settlement costs relating to the Focus Lawsuit. Although the final disposition of these suits and related actions, claims and demands remains uncertain, we do not, at this time, anticipate outcomes that will have a material impact on our financial position or results of operations.

Chinese Drywall Litigation
Meritage has been named as a defendant in the pending Multi-District Litigation in the United States District Court, New Orleans, Louisiana by 17 Florida homeowners whose homes are alleged to contain defective Chinese drywall. Meritage has received a repair work authorization and release from 10 of those homeowner plaintiffs. Meritage has also been named as a defendant in a recent Omnibus Complaint filed in the Multi-District Litigation, but not yet served on Meritage, by two Texas homeowners whose homes are alleged to contain defective Chinese drywall. Lastly, Meritage has been named as a defendant in a pending claim in the Lee County, Florida Circuit Court by one Florida homeowner, who is also among the plaintiffs in the Multi-District Litigation referenced above. Meritage anticipates imminent completion of an agreement with this Florida homeowner, after which the Lee County Circuit Court case will be dismissed in its entirety. Among the nine homeowner plaintiffs with whom Meritage does not yet have a repair work authorization and release, their claims allege a variety of property and personal injury damages and seek legal and equitable relief, medical monitoring and legal fees. The remaining Chinese drywall warranty reserves Meritage has accrued as of March 31, 2011 include costs associated with the repair of these and other homes affected by defective Chinese drywall.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended March 31, 2011.
On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of March 31, 2011, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.
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
Reference is made to Note 4 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This note discusses limitations on our ability to pay dividends.

Item 6.	Exhibits

Exhibit		Page or
Number	Description	Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

4.1	Fourth Supplemental Indenture re: 6.25% Senior Notes	Filed herewith

4.2	First Supplemental Indenture re: 7.15% Senior Notes	Filed herewith

4.3	Second Supplemental Indenture re: 7.731% Senior Notes	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of May 2011.

MERITAGE HOMES CORPORATION, a Maryland Corporation
By:	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation
4.1	Fourth Supplemental Indenture re: 6.25% Senior Notes
4.2	First Supplemental Indenture re: 7.15% Senior Notes
4.3	Second Supplemental Indenture re: 7.731% Senior Notes
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer