Form 10-Q
period 2011-06-30
Meritage Homes CORP
filed 2011-08-02
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of July 29, 2011: 32,409,603

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2011	2010

Assets:
Cash and cash equivalents	$167,568	$103,953
Investments and securities	199,215	299,345
Restricted cash	10,270	9,344
Other receivables	16,080	20,835
Real estate	776,228	738,928
Real estate not owned	1,398	866
Deposits on real estate under option or contract	11,810	10,359
Investments in unconsolidated entities	10,939	10,987
Property and equipment, net	14,781	14,602
Intangibles, net	1,807	2,143
Prepaid expenses and other assets	15,673	13,576

Total assets	$1,225,769	$1,224,938

Liabilities:
Accounts payable	$31,302	$23,589
Accrued liabilities	80,677	87,811
Home sale deposits	7,600	6,897
Liabilities related to real estate not owned	1,298	866
Senior and senior subordinated notes	606,095	605,780

Total liabilities	726,972	724,943

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2011 and December 31, 2010	0	0
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,300,853 and 40,030,136 shares at June 30, 2011 and December 31, 2010, respectively	403	400
Additional paid-in capital	473,716	468,820
Retained earnings	213,451	219,548
Treasury stock at cost, 7,891,250 shares at June 30, 2011 and December 31, 2010	(188,773)	(188,773)

Total stockholders’ equity	498,797	499,995

Total liabilities and stockholders’ equity	$1,225,769	$1,224,938

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Home closing revenue	$220,131	$291,405	$397,620	$491,987
Land closing revenue	0	0	100	1,222

Total closing revenue	220,131	291,405	397,720	493,209

Cost of home closings	(179,954)	(238,205)	(326,399)	(400,247)
Cost of land closings	0	0	(91)	(964)
Real estate impairments	(590)	(304)	(1,254)	(846)

Total cost of closings and impairments	(180,544)	(238,509)	(327,744)	(402,057)

Home closing gross profit	39,587	52,896	69,967	90,894
Land closing gross profit	0	0	9	258

Total closing gross profit	39,587	52,896	69,976	91,152

Commissions and other sales costs	(18,853)	(21,606)	(34,168)	(38,828)
General and administrative expenses	(14,990)	(16,729)	(30,116)	(31,422)
Earnings from unconsolidated entities, net	1,226	1,786	2,134	2,589
Interest expense	(7,496)	(8,553)	(15,519)	(16,848)
Other income, net	1,273	51	1,996	3,983
Loss on extinguishment of debt	0	(3,454)	0	(3,454)

Income/(loss) before income taxes	747	4,391	(5,697)	7,172
Provision for income taxes	(185)	(225)	(400)	(346)

Net income/(loss)	$562	$4,166	$(6,097)	$6,826

Income/(loss) per common share:
Basic	$0.02	$0.13	$(0.19)	$0.21
Diluted	0.02	0.13	(0.19)	0.21

Weighted average number of shares:
Basic	32,395	32,077	32,328	32,009
Diluted	32,638	32,287	32,328	32,258
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net (loss)/income	$(6,097)	$6,826
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	3,573	4,028
Real-estate-related impairments	1,254	846
Stock-based compensation	3,101	2,496
Loss on early extinguishment of debt, net of transaction costs	0	3,454
Equity in earnings from unconsolidated entities	(2,134)	(2,589)
Distributions of earnings from unconsolidated entities	2,654	3,356
Other operating expenses	418	(888)
Changes in assets and liabilities:
Increase in real estate	(38,140)	(39,794)
Increase in deposits on real estate under option or contract	(1,553)	(2,826)
Decrease in receivables and prepaid expenses and other assets	2,962	78,888
Increase in accounts payable and accrued liabilities	524	5,820
Increase/(decrease) in home sale deposits	703	(772)

Net cash (used in)/provided by operating activities	(32,735)	58,845

Cash flows from investing activities:
Investments in unconsolidated entities	(426)	(433)
Distributions of capital from unconsolidated entities	9	16
Purchases of property and equipment	(3,961)	(3,886)
Proceeds from sales of property and equipment	7	50
Maturities of investments and securities	229,000	50,228
Payments to purchase investments and securities	(129,151)	(195,195)
(Increase)/decrease in restricted cash	(926)	1,582

Net cash provided by/(used in) investing activities	94,552	(147,638)

Cash flows from financing activities:
Repayments of senior notes	0	(197,543)
Proceeds from issuance of senior notes	0	195,134
Debt issuance costs	0	(2,969)
Proceeds from stock option exercises	1,798	1,509

Net cash provided by/(used in) financing activities	1,798	(3,869)

Net increase/(decrease) in cash and cash equivalents	63,615	(92,662)
Cash and cash equivalents at beginning of period	103,953	249,331

Cash and cash equivalents at end of period	$167,568	$156,669

See supplemental disclosures of cash flow information at Note 9.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family detached and attached homes in the historically high-growth regions of the western and southern United States based on the number of home closings. We offer first-time, move-up, active adult and luxury homes to our targeted customer base. We have operations in three regions: West, Central and East, which are comprised of seven metropolitan areas in Arizona, Texas, California, Nevada, Colorado, Florida and North Carolina. In April 2011, we announced our entry into Raleigh-Durham, North Carolina. We expect to begin our sales operations in the second half of 2011. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, although we also operate under the name of Monterey Homes in Arizona and Texas. At June 30, 2011, we were actively selling homes in 145 communities, with base prices ranging from approximately $90,000 to $620,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letters of credit is approximately $40 million. These outstanding letters of credit are secured by corresponding pledges of restricted cash accounts invested in money market accounts and United States Government securities, totaling $10.3 million and $9.3 million at June 30, 2011 and December 31, 2010, respectively, and are reflected as restricted cash on our consolidated balance sheets.
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
Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community and impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and all related land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

Typically, a community’s life cycle ranges from two to five years, commencing with the acquisition of the land continuing through the land development phase and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether the land purchased was raw or finished lots. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.
All of our land inventory and related real estate assets are reviewed for recoverability quarterly, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded if the fair value of an asset is less than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is completed on a quarterly basis with each community or land parcel evaluated individually. For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.
Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are deemed not fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold. Impairments are charged to cost of home closings in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute our fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:
•	The presence and significance of local competitors, including their offered product type, comparable lot size, and competitive actions;
•	Economic and related demographic conditions for the population of the surrounding community;
•	Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes; and
•	Existing home inventory supplies, including foreclosures and short sales.
These local circumstances may significantly impact our assumptions and the resulting computation of fair value and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community. In certain cases, we may elect to stop development and/or marketing of (mothball) an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a project, we will impair it to its fair value as discussed above and then cease future development and/or marketing activity until such a time where management believes that market conditions have improved and economic performance is maximized. Quarterly, we review all communities, including mothballed communities, for potential impairments.

Option deposits and pre-acquisition costs. We also evaluate assets associated with future communities for impairments on a quarterly basis. Using similar techniques described in the Existing and continuing communities section above, we determine if the contribution margins to be generated by our future communities are acceptable to us. If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required. In cases where we decide to abandon a project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur. In certain circumstances, we may also elect to continue with a project because it is expected to generate positive cash flows, even though it may not be generating an accounting profit, or due to other strategic factors. In such cases, we will impair our pre-acquisition costs and deposits, as necessary, and record an impairment to bring the book value to fair value. Refer to Note 2 of these consolidated financial statements for further information regarding our impairments.
Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified to a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. As our exposure associated with these non-refundable deposits is limited to the deposit amount, since the acquisition contracts typically do not require specific performance, we do not consider the options a contractual obligation to purchase the land. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $11.8 million and $10.4 million as of June 30, 2011 and December 31, 2010, respectively.
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
In connection with our joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities. These guarantees can be classified into three categories: (i) Repayment Guarantees, (ii) “Bad Boy Guarantees”, and (iii) Completion Guarantees, described in more detail below (in thousands). Additionally, we have classified a guarantee related to our minority ownership in the South Edge joint venture separately, as the venture’s lender group has presented us with a demand letter for such guarantee.

	At June 30, 2011	At December 31, 2010

Repayment guarantees	$410	$733
“Bad Boy” guarantees	0	0
Completion guarantees (1)	0	0
South Edge guarantee (2)	13,243	11,758

Total guarantees	$13,653	$12,491

(1)	As our completion guarantees typically require funding from a third party, we believe these guarantees do not represent a potential cash obligation for us, as they require only non-financial performance.

(2)	The increase in the balance during 2011 represents accrued interest and penalties as reflected in a demand letter received from the venture’s lenders. We have not been provided the calculation of such interest and penalties and have not confirmed the increase in the balance. Based on recent events as discussed in Note 11, we no longer believe that the entire $13.2 million of the guarantee is enforceable. However, the ultimate resolution of this matter will be addressed through litigation and/or settlements.
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of the land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of June 30, 2011 and December 31, 2010 is illustrated in the table above. See Note 11 of these consolidated financial statements for further information regarding our repayment guarantees.

“Bad Boy” Guarantees. In addition, we and/or our joint venture partners occasionally provide guarantees that are only applicable if and when the joint venture directly, or indirectly through agreement with its joint venture partners or other third parties, causes the joint venture to voluntarily file a bankruptcy or similar liquidation or reorganization action or take other actions that limit a lender’s right to exercise remedies against its collateral or which are fraudulent or improper (commonly referred to as “bad boy” guarantees). These types of guarantees typically are on a pro rata basis among the joint venture partners and are designed to protect the secured lender’s remedies with respect to its mortgage or other secured lien on the joint venture or the joint venture’s underlying property. We believe these guarantees, as defined, unless invoked as described above, are not considered guarantees of indebtedness under our senior and senior subordinated indentures. We had no such amounts classified as a “bad boy” guarantee at June 30, 2011 or December 31, 2010.
Completion Guarantees. If there is development work to be completed, we and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders. These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims. As part of our project acquisition due diligence process to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review. Per the guidance of ASC 460-10, Guarantees, we believe these other guarantees are either not applicable or not material to our financial results.
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
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. Except as noted below and in Note 11 to these consolidated financial statements, as of June 30, 2011 and December 31, 2010, we did not have any such reserves. See Note 11 regarding outstanding litigation for one of our joint ventures and corresponding reserves.
Off-Balance-Sheet Arrangements — Other. We often acquire lots from various development entities pursuant to option and purchase agreements. The purchase price typically approximates the market price at the date the contract is executed (with possible future escalators).

We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to option deposits and the development of our projects and other corporate purposes. Letters of credit to guarantee our performance of certain development and construction activities are generally posted in lieu of cash deposits on our option contracts. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer. We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon. The table below outlines our letter of credit and surety bond obligations (in thousands):

	June 30, 2011		December 31, 2010
		Estimated work		Estimated work
		remaining to		remaining to
	Outstanding	complete	Outstanding	complete
Sureties:
Sureties related to joint ventures	$1,594	$32	$1,594	$32
Sureties related to owned projects and lots under contract	54,492	24,750	57,399	26,968

Total sureties	$56,086	$24,782	$58,993	$27,000

Letters of Credit (“LOCs”):
LOCs for land development	2,932	N/A	2,488	N/A
LOCs for general corporate operations	6,460	N/A	6,460	N/A

Total LOCs	$9,392	N/A	$8,948	N/A

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At	At
	June 30, 2011	December 31, 2010
Accruals related to real estate development and construction activities	$12,761	$10,689
Payroll and other benefits	9,975	12,146
Accrued taxes	3,093	2,820
Warranty reserves	25,929	29,265
Other accruals	28,919	32,891

Total	$80,677	$87,811

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$27,210	$32,154	$29,265	$33,541
Additions to reserve from new home deliveries	1,591	2,215	2,848	3,692
Warranty claims	(2,872)	(3,172)	(5,795)	(5,959)
Adjustments to pre-existing reserves	0	0	(389)	(77)

Balance, end of period	$25,929	$31,197	$25,929	31,197

Warranty reserves are included in accrued liabilities on the accompanying consolidated balance sheets, and additions and adjustments to the reserves are included in cost of home closings within the accompanying consolidated statements of operations. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the general liability insurance we maintain, are sufficient to cover our general warranty obligations.

During the first quarter of 2009, we became aware that a limited number of the homes we constructed were exhibiting symptoms typical of defective Chinese drywall. Defective Chinese drywall is an industry-wide issue that has affected many homebuilders. As of June 30, 2011, we have confirmed that approximately 100 homes we built in 2005 and 2006 were constructed using defective Chinese drywall installed by subcontractors. Of those homes, approximately 90 are located in Florida and the remaining homes are located in the Houston, Texas area. We are still conducting investigations to determine if other Texas and/or Florida homes are impacted, although it currently appears at this time that additional exposure is limited. As of June 30, 2011, we have completed the repair of approximately 70 homes and are in the process of repairing approximately ten additional homes. We are seeking to obtain the necessary authorization to repair the remaining homes. The $25.9 million of warranty reserves we have recorded as of June 30, 2011 includes reserves that we believe are sufficient to complete our repair of the remaining affected homes and the resulting damage related to defective Chinese drywall. If our continuing investigations reveal other homes containing defective Chinese drywall, it may be necessary to increase our warranty reserves. We have started to receive and continue to seek reimbursement of the costs we have incurred or expect to incur related to defective Chinese drywall from the manufacturers, suppliers, and installers of the defective drywall and their insurers as well as from our general liability insurance carrier.
Recently Issued Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, which amended ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At	At
	June 30, 2011	December 31, 2010

Homes under contract under construction (1)	$109,836	$96,844
Unsold homes, completed and under construction (1)	82,790	86,869
Model homes (1)	43,999	36,966
Finished home sites and home sites under development	474,007	454,718
Land held for development or sale (2)	65,596	63,531

	$776,228	$738,928

(1)	Also includes the allocated land and land development costs associated with each lot for these homes.

(2)	Includes communities that we have decided to stop development (mothball) where we have determined that the current economic performance would be maximized by deferring development. In the future, such communities may either be re-opened or sold to third parties. We do not capitalize interest for such mothballed assets, and all costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Terminated option/purchase contracts and related pre-acquisition costs:
West	$0	$0	$0	$0
Central	2	0	2	0
East	0	0	0	0

Total	$2	$0	$2	$0

Real estate inventory impairments (1):
West	$57	$11	$257	$93
Central	432	293	767	753
East	99	0	228	0

Total	$588	$304	$1,252	$846

Total impairments:
West	$57	$11	$257	$93
Central	434	293	769	753
East	99	0	228	0

Total	$590	$304	$1,254	$846

(1)	Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying lots in the community were not also impaired, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Individual home impairments (in thousands):
West	$57	$11	$257	$93
Central	121	243	456	703
East	99	0	228	0

Total	$277	$254	$941	$796

The tables below reflect the number of communities with real estate inventory impairments for the three- and six-month periods ended June 30, 2011 and 2010, excluding home-specific impairments (as noted above) and the fair value of these communities as of June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30, 2011
	Number of
	Communities		Fair Value of Communities Impaired
	Impaired	Impairment Charges	(Carrying Value less Impairments)

West	0	$0	$ N/A
Central	2	311	6,827
East	0	0	N/A

Total	2	$311	$6,827

	Three Months Ended June 30, 2010
	Number of
	Communities		Fair Value of Communities Impaired
	Impaired	Impairment Charges	(Carrying Value less Impairments)

West	0	$0	$ N/A
Central	1	50	88
East	0	0	N/A

Total	1	$50	$88

	Six Months Ended June 30, 2011
	Number of
	Communities		Fair Value of Communities Impaired
	Impaired	Impairment Charges	(Carrying Value less Impairments)

West	0	$0	$ N/A
Central	2	311	6,827
East	0	0	N/A

Total	2	$311	$6,827

	Six Months Ended June 30, 2010
	Number of
	Communities		Fair Value of Communities Impaired
	Impaired	Impairment Charges	(Carrying Value less Impairments)

West	0	$0	$ N/A
Central	1	50	88
East	0	0	N/A

Total	1	$50	$88

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Capitalized interest, beginning of period	$12,309	$13,076	$11,679	$14,187
Interest incurred	10,848	11,343	21,697	21,745
Interest expensed	(7,496)	(8,553)	(15,519)	(16,848)
Interest amortized to cost of home, land closings and impairments	(2,456)	(3,429)	(4,652)	(6,647)

Capitalized interest, end of period	$13,205	$12,437	$13,205	$12,437

(1)	Approximately $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of June 30, 2011 and 2010.
NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into option and purchase agreements for land or lots as part of the normal course of business. These option and purchase agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. These acquisition structures reduce our financial risk associated with land acquisitions and holdings and allow us to better maximize our cash position.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity and pay a non-refundable deposit, a variable interest entity, or “VIE”, may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. We evaluate all option and purchase agreements for land to determine whether they are a VIE. ASC 810, Consolidations, requires that for each VIE, we assess whether we are the primary beneficiary and, if so, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations. At June 30, 2011 and December 31, 2010, we had $1.4 million and $866,000, respectively, of assets identified as “Real estate not owned”. In order to assess if we are the primary beneficiary, we must first determine if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE’s expected gains.
In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. If we are the land developer, we are at risk for items over budget related to land development on property we have under option. In these cases, we have typically contracted to complete development at a fixed market cost on behalf of the land owner and any budget savings or shortfalls are borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option or contract at June 30, 2011 (dollars in thousands):

			Option/Earnest
	Number of	Purchase	Money Deposits
	Lots	Price	Cash

Option contracts recorded on balance sheet as Real estate not owned (1)	30	$1,398	$100
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	1,834	80,272	9,578
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	279	13,092	1,259

Purchase contracts not recorded on balance sheet — refundable deposits, committed	616	27,472	573

Total committed (on and off balance sheet)	2,759	122,234	11,510

Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	1,310	52,788	400

Total uncommitted	1,310	52,788	400

Total lots under option or contracts	4,069	175,022	11,910

Total option contracts not recorded on balance sheet	4,039	$173,624	$11,810	(3)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of June 30, 2011.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. In nearly all of our option contracts, we have the right not to exercise our option to purchase the lots and forfeit our deposit without further consequences other than termination of the option contract. Accordingly, we do not consider the lot purchase price to be a firm contractual obligation. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we have recently been experiencing, we may purchase lots at an absorption level that exceeds our sales and home starts pace to meet the pre-established minimum number of lots or we may try to restructure our original contract to include terms that more accurately reflect our revised sales pace expectations.
NOTE 4 — SENIOR AND SENIOR SUBORDINATED NOTES
Senior and senior subordinated notes consist of the following (in thousands):

	At	At
	June 30, 2011	December 31, 2010
6.25% senior notes due 2015. At June 30, 2011 and December 31, 2010, there was approximately $522 and $594 in unamortized discount, respectively	$284,478	$284,406
7.731% senior subordinated notes due 2017	125,875	125,875
7.15% senior notes due 2020. At June 30, 2011 and December 31, 2010, there was approximately $4,258 and $4,501 in unamortized discount, respectively	195,742	195,499

	$606,095	$605,780

The indentures for our 6.25% senior notes and 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended June 30, 2011, we believe we were in compliance with our covenants. The indenture for our 7.15% senior notes contains covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indentures for the 6.25% senior notes and 7.731% senior subordinated notes.

Obligations to pay principal and interest on the senior and senior subordinated notes are guaranteed by all of our wholly-owned subsidiaries (collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) and the guarantor subsidiaries comprise the significant majority of our assets and operations, and the non-guarantor subsidiaries, if any, individually and in the aggregate, minor, in both assets and operations. There are no significant restrictions on the ability of the Company or any Guarantor Subsidiary to obtain funds from their respective subsidiaries, as applicable, by dividend or loan.
NOTE 5 — FAIR VALUE DISCLOSURES
We account for the non-recurring fair value measurements of our non-financial assets and liabilities in accordance with ASC 820-10, Fair Value Measurement and Disclosure. This guidance defines fair value, establishes a framework for measuring fair value and disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:
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
A summary of our long-lived real-estate assets re-measured at fair value on June 30, 2011 and 2010 is as follows (in thousands):

		Fair Value Measurements of Reporting Date Using
	As of June 30, 2011	Level 1	Level 2	Level 3
Description:
Long-lived real-estate assets	$12,556	0	0	$12,556

		Fair Value Measurements of Reporting Date Using
	As of June 30, 2010(1)	Level 1	Level 2	Level 3

Description:
Long-lived real-estate assets	$4,294	0	0	$4,294

(1)	The carrying values for these communities may have increased or decreased from the fair value reported due to activities that have occurred since the measurement date.
Of the total $776.2 million of long-lived real-estate assets as of June 30, 2011, some of which have previously been written down to fair value, long-lived assets held and used with an initial basis of $13.2 million were impaired and written down to their fair value of $12.6 million during the three months ended June 30, 2011, resulting in an impairment of $588,000, which is included in our consolidated statement of operations for the three months ended June 30, 2011. During the six months ended June 30, 2011, long-lived assets with an initial basis of $15.2 million were impaired by $1.3 million and written down to their fair value of $13.9 million.

During the quarter ended June 30, 2010, long-lived assets held and used with an initial basis of $4.6 million were impaired and written down to their fair value of $4.3 million, resulting in an impairment of $304,000, which is included in our consolidated statement of operations for the three months ended June 30, 2010. For the six months ended June 30, 2010, long-lived assets were written down to their fair value of $7.6 million, resulting in an impairment of $846,000.
Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

	June 30, 2011		December 31, 2010
	Aggregate	Estimated	Aggregate	Estimated
	Principal	Fair Value	Principal	Fair Value
Financial Liabilities:
6.25% senior notes	$285,000	$282,521	$285,000	$285,000
7.731% senior subordinated notes	$125,875	$117,378	$125,875	$114,861
7.15% senior notes	$200,000	$197,000	$200,000	$198,500
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 6 — EARNINGS/(LOSS) PER SHARE
Basic and diluted earnings/(loss) per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	32,395	32,077	32,328	32,009

Effect of dilutive securities:
Stock options and restricted stock (1)	243	210	0	249

Diluted weighted average shares outstanding	32,638	32,287	32,328	32,258

Net income/(loss)	$562	$4,166	$(6,097)	$6,826

Basic income/(loss) per share	$0.02	$0.13	$(0.19)	$0.21

Diluted income/(loss) per share (1)	$0.02	$0.13	$(0.19)	$0.21

Antidilutive stock options not included in the calculation of diluted income per share	637	782	1,822	715

(1)	For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by GAAP because all options and non-vested shares outstanding are considered anti-dilutive.
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

Compensation cost related to stock-based compensation arrangements granted under the Plans are recognized on a straight-line basis over the remaining respective vesting periods. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock-based compensation expense	$1,388	$1,239	$3,101	$2,496
Non-vested shares granted	13,250	13,000	357,000	313,500
Performance-based non-vested shares granted	0	0	56,250	67,500
The expense associated with the performance-based non-vested shares will only be recognized when it is determined to be probable that the target performance thresholds will be met and the shares will vest. We did not grant any stock option awards during the three and six months ended June 30, 2011 and June 30, 2010. The following table includes additional information regarding our Plans (dollars in thousands):

	As of
	June 30, 2011	December 31, 2010

Unrecognized stock-based compensation cost	$11,714	$7,816
Weighted average years remaining vesting period	2.45	2.16
Total equity awards outstanding (vested and unvested shares)	1,838,851	2,000,518
The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,750,000 shares of common stock, of which 697,286 shares remain available for grant at June 30, 2011. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with either a three-year or five-year ratable vesting period.
NOTE 8 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Federal	$0	$(63)	$0	$(70)
State	(185)	(162)	(400)	(276)

Total	$(185)	$(225)	$(400)	$(346)

Due to the effects of the deferred tax asset valuation allowance, federal and state tax NOLs, and changes in unrecognized tax benefits, the effective tax rates in 2011 and 2010 are not meaningful as there is no correlation between effective tax rates and the amount of pre-tax income or losses for those periods.
At June 30, 2011 and December 31, 2010, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include in federal income tax expense.

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at June 30, 2011 as we have determined that the weight of the negative evidence exceeds that of the positive evidence at this time.
At June 30, 2011 and December 31, 2010, we had a valuation allowance of against deferred tax assets as follows (in thousands):

	June 30, 2011	December 31, 2010
Federal	$65,372	$63,409
State	26,049	26,591

Total Valuation Allowance	$91,421	$90,000

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
At June 30, 2011, we have income taxes payable of $2.1 million, which primarily consists of current state tax accruals as well as tax and interest amounts that we expect to pay within one year for having amended a prior-year federal tax return. The federal loss carryback period reverted back to two years for our 2011 fiscal year and there is no available taxable income in the two-year carryback period for us to utilize any tax loss coming out of 2011.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2006. There are no ongoing federal or state income tax audits at this time.
The tax benefits from our net operating losses, built-in losses, and tax credits would be materially reduced or potentially eliminated if the Company experienced an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of June 30, 2011, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment helps us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
NOTE 9 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Cash paid during the period for:
Interest, net of interest capitalized	$14,766	$15,792
Income taxes	$862	0
Non-cash operating activities:
Real estate not owned	$532	$(3,688)
Non-cash investing activities:
Distributions from unconsolidated entities	$0	$294

NOTE 10 — OPERATING AND REPORTING SEGMENTS
As defined in ASC 280-10, Segment Reporting, we have seven operating segments (the seven states in which we operate). These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics and geographical proximity. Our reporting segments are as follows:

West:	California and Nevada
Central:	Texas, Arizona and Colorado
East:	Florida and North Carolina
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue (1):
West	$31,210	$38,515	$55,360	$79,919
Central	169,182	228,870	301,688	374,024
East	19,739	24,020	40,672	39,266

Consolidated total	220,131	291,405	397,720	493,209

Operating income/(loss) (2):
West	537	217	(447)	3,158
Central	7,849	18,530	12,075	25,616
East	2,004	1,807	4,241	3,115

Segment operating income	10,390	20,554	15,869	31,889
Corporate and unallocated (3)	(4,646)	(5,993)	(10,177)	(10,987)
Earnings from unconsolidated entities, net	1,226	1,786	2,134	2,589
Interest expense	(7,496)	(8,553)	(15,519)	(16,848)
Other income, net	1,273	51	1,996	3,983
Loss on extinguishment of debt	0	(3,454)	0	(3,454)

Income/(loss) before income taxes	$747	$4,391	$(5,697)	$7,172

(1)	Revenue includes the following land closing revenue, by segment: six months ended June 30, 2011 — $100,000 in Central Region; six months ended June 30, 2010 — $1.2 million in Central Region.

(2)	See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the reporting segments.

	At June 30, 2011
				Corporate and
	West	Central	East	Unallocated (1)	Total
Deposits on real estate under option or contract	$975	$10,028	$807	$0	$11,810
Real estate	202,364	515,158	58,706	0	776,228
Investments in unconsolidated entities	176	10,382	30	351	10,939
Other assets	6,942	36,814	9,920	373,116	426,792

Total assets	$210,457	$572,382	$69,463	$373,467	$1,225,769

	At December 31, 2010
				Corporate and
	West	Central	East	Unallocated (1)	Total
Deposits on real estate under option or contract	$50	$9,754	$555	$0	$10,359
Real estate	191,882	499,176	47,870	0	738,928
Investments in unconsolidated entities	110	10,507	29	341	10,987
Other assets	3,501	32,961	7,873	420,329	464,664

Total assets	$195,543	$552,398	$56,327	$420,670	$1,224,938

(1)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We evaluate our accruals for litigation at least quarterly and, as appropriate, adjust them to reflect (i) facts and circumstances known to us at the time; (ii) advice and analyses of outside counsel (if applicable); and (iii) assumptions and judgment of management. We have reserved approximately $10.1 million for losses related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities, “other” accruals, on our June 30, 2011 balance sheet as discussed in Note 1 to these financial statements. Additionally, we have $25.9 million of warranty reserves, primarily relating to the correction of home construction defects and general customer warranty claims. Historically, most of these matters are resolved prior to litigation. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations, or cash flows.
Joint Venture Litigation
We and our co-venturers in a project known as “South Edge” are defendants in a lawsuit filed by the lenders to this project and an appeal from an arbitration proceeding instituted by a co-venturer in the project. The project involves a large master-planned community located in Henderson, Nevada, which was acquired by an unconsolidated joint venture with capital supplied by the co-venturers, and a syndicated loan on the project, which at June 30, 2011 had a principal balance of $328 million (a reconciliation of additional past due obligations, if any, related to interest and penalties have not been provided to us). In connection with the general operations of the venture, we provided various guarantees relating to the project, covering our pro rata amount of the project financing.
On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy. On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million associated with the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the lenders triggered the “springing” repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we will be required to pay such amount. In connection with the on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for both potential settlements and legal costs. The amount we have reserved is less than the aggregate amount of our guarantees and our pro rata share of a damage claim entered in the arbitration proceeding that is currently subject to appeal, because it takes into account: (i) defenses we believe we possess, many of which are unique to our position in the venture, as well as (ii) potential claims we may have against the joint venture, the lenders, and our co-venturers. At June 30, 2011, our maximum pro rata exposure under the repayment guarantee was $13.2 million. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition. See Part II, Item 1, Legal Proceedings, for additional discussion regarding these proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
During the first half of 2011, the spring selling season produced weaker sales results than were anticipated. Lower closing volume resulted from the comparatively low levels of beginning backlog for the first and second quarters of the year. However, our sales pace comparisons for May and June turned positive year-over-year, reflecting the expiration of the federal home buying tax credit in April 2010 and indicating some stability in consumer confidence. For the same reasons, we anticipate that the remainder of 2011 will continue with overall positive comparative trends in closings, sales and backlog, the operating metrics we consider key for our industry, and that our higher starting backlog, new communities and efficient operating model will help offset further potential market difficulties. Although we have had some indications that the homebuilding cycle may have reached a bottom and certain of our markets are experiencing positive operational results, we do not yet know when or at what pace the national recovery will gain momentum.
Summary Company Results
Due to the lower backlog numbers entering the first and the second quarter, year-over-year closings for the first half of 2011 were down compared to the results of the same period a year ago. In the second quarter of 2011, we recognized year-over-year increases in sales and sequential increases in sales, closings and backlog from the first quarter of 2011, indicating that buyers believe that this is an opportune time to commit to a home purchase with attractive pricing and historically-low interest rates. Despite these initial positive trends and anticipated positive results for the remainder of 2011, the timing and pace of a full recovery will continue to directly impact the pace at which we sell and close homes.
Total home closing revenue was $220.1 million and $397.6 million for the three and six months ended June 30, 2011, decreasing 24.5% and 19.2% from the same periods last year, as our low beginning backlog numbers translated into fewer closings. The decrease in closing units was partially offset by a 6.5% increase in average sales price to $257,200. The decrease in our average active community count of 3.7% for the three months ended June 30, 2011 as compared to the same period last year also contributed to year over year declines. We reported net income of $562,000 and net loss of $6.1 million for the three- and six-month periods ended June 30, 2011 as compared to net income of $4.2 million and $6.8 million for the same periods in 2010. 2010 results benefitted from the increase in closings as a result of the federal tax credit program.
At June 30, 2011, our backlog of $260.8 million reflects a decrease of 10.9% or $31.8 million when compared to the backlog at June 30, 2010. Sales have been slow to regain strength since the homebuyer tax credit expiration in April 2010; however, their pace has picked up sequentially, and the 910 sales units in the second quarter of 2011 is our highest quarterly sales since the expiration of the tax credit program. Average sales price on homes sold increased 2.1% and 3.1% year-over-year for the three and six months ended June 30, 2011 as compared to the same periods a year ago. In the second quarter of 2011, we were able to maintain our low cancellation rate on sales orders at 15% of gross orders as compared to 20% in the same period a year ago.

Company Actions and Positioning
Throughout this continued difficult homebuilding market, we have remained focused on our main goals: return to and maintain profitability, and strengthen our balance sheet. In order to meet these goals, over the past several years we began and continue to execute on the following initiatives:
•	Enhanced market research to capitalize on the knowledge of our buyers’ demands in each community, tailoring our pricing, product offering and amenities offered;
•	Continue to innovate and incorporate the Meritage Green energy efficiency program, so that every new home we construct, at a minimum, meets ENERGY STAR® standards, including the construction of our first net-zero production home, designed to produce as much energy as it uses annually;
•	Managing our total lot supply and future growth of active communities by actively contracting new well-priced lots in strategic submarkets;
•	Changing sales and marketing efforts to generate additional traffic and compete with resale homes;
•	Renegotiating construction costs with our subcontractors where possible;
•	Exercising tight control over cash flows;
•	Monitoring our customer satisfaction scores and working toward improving them based on the results of the surveys;
•	Executing our company-wide operating strategy, Meritage Forward, and the roll-out of associated initiatives such as the Simply Smart SeriesTM and 99-day closing guarantee; and
•	Continuing to consolidate overhead functions at all of our divisions and corporate offices to hold down general and administrative cost burden.
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
The progress we have made with these initiatives has allowed us to weather the continuing instability in the homebuilding industry as we recorded modest net income for the second quarter. The net loss experienced in the first quarter of 2011 translated to a net loss for the six months ended June 30, 2011 and is reflective of the lower volume of homes delivered, due primarily to our lower starting backlog entering 2011 and the continued softness of the homebuilding market. We believe we can achieve profitability in the second half of the year if market conditions do not worsen as we believe that many of our communities, particularly our newer acquisitions, are in well-located submarkets that compete well locally. We believe the value and desirability of our community locations and our product differentiation strategies should allow us to maintain our pricing and improve absorptions, lessening the impact of the current economic conditions and improving our operating leverage. In the second quarter of 2011, we opened 28 new communities while closing out 24 older communities, ending the quarter with 145 active communities. We continue to believe in the long-term viability of the domestic homebuilding market and that builders with in-depth industry expertise, successful business and operational models and key land positions will benefit when the housing market recovers.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2011 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2010 Annual Report on Form 10-K.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):
Home Closing Revenue

	Three Months Ended June 30,		Year over Year
	2011	2010	Chg $	Chg %

Total
Dollars	$220,131	$291,405	$(71,274)	(24.5)%
Homes closed	856	1,207	(351)	(29.1)%
Avg sales price	$257.2	$241.4	$15.8	6.5%

West Region
California
Dollars	$28,051	$33,610	$(5,559)	(16.5)%
Homes closed	83	106	(23)	(21.7)%
Avg sales price	$338.0	$317.1	$20.9	6.6%
Nevada
Dollars	$3,159	$4,905	$(1,746)	(35.6)%
Homes closed	15	26	(11)	(42.3)%
Avg sales price	$210.6	$188.7	$21.9	11.6%
West Region Totals
Dollars	$31,210	$38,515	$(7,305)	(19.0)%
Homes closed	98	132	(34)	(25.8)%
Avg sales price	$318.5	$291.8	$26.7	9.2%

Central Region
Arizona
Dollars	$34,949	$43,808	$(8,859)	(20.2)%
Homes closed	154	213	(59)	(27.7)%
Avg sales price	$226.9	$205.7	$21.2	10.3%
Texas
Dollars	$115,605	$173,570	$(57,965)	(33.4)%
Homes closed	475	725	(250)	(34.5)%
Avg sales price	$243.4	$239.4	$4.0	1.7%
Colorado
Dollars	$18,628	$11,492	$7,136	62.1%
Homes closed	58	41	17	41.5%
Avg sales price	$321.2	$280.3	$40.9	14.6%
Central Region Totals
Dollars	$169,182	$228,870	$(59,688)	(26.1)%
Homes closed	687	979	(292)	(29.8)%
Avg sales price	$246.3	$233.8	$12.5	5.3%

East Region
Florida
Dollars	$19,739	$24,020	$(4,281)	(17.8)%
Homes closed	71	96	(25)	(26.0)%
Avg sales price	$278.0	$250.2	$27.8	11.1%

Home Closing Revenue

	Six Months Ended June 30,		Year over Year
	2011	2010	Chg $	Chg %

Total
Dollars	$397,620	$491,987	$(94,367)	(19.2)%
Homes closed	1,534	2,015	(481)	(23.9)%
Avg sales price	$259.2	$244.2	$15.0	6.1%

West Region
California
Dollars	$49,222	$70,695	$(21,473)	(30.4)%
Homes closed	145	211	(66)	(31.3)%
Avg sales price	$339.5	$335.0	$4.5	1.3%
Nevada
Dollars	$6,138	$9,224	$(3,086)	(33.5)%
Homes closed	30	48	(18)	(37.5)%
Avg sales price	$204.6	$192.2	$12.4	6.5%
West Region Totals
Dollars	$55,360	$79,919	$(24,559)	(30.7)%
Homes closed	175	259	(84)	(32.4)%
Avg sales price	$316.3	$308.6	$7.7	2.5%

Central Region
Arizona
Dollars	$66,916	$77,760	$(10,844)	(13.9)%
Homes closed	281	381	(100)	(26.2)%
Avg sales price	$238.1	$204.1	$34.0	16.7%
Texas
Dollars	$200,415	$274,929	$(74,514)	(27.1)%
Homes closed	829	1,153	(324)	(28.1)%
Avg sales price	$241.8	$238.4	$3.4	1.4%
Colorado
Dollars	$34,257	$20,113	$14,144	70.3%
Homes closed	107	71	36	50.7%
Avg sales price	$320.2	$283.3	$36.9	13.0%
Central Region Totals
Dollars	$301,588	$372,802	$(71,214)	(19.1)%
Homes closed	1,217	1,605	(388)	(24.2)%
Avg sales price	$247.8	$232.3	$15.5	6.7%

East Region
Florida
Dollars	$40,672	$39,266	$1,406	3.6%
Homes closed	142	151	(9)	(6.0)%
Avg sales price	$286.4	$260.0	$26.4	10.2%

Home Orders (1)

	Three Months Ended June 30,		Year over Year
	2011	2010	Chg $	Chg %

Total
Dollars	$236,014	$228,627	$7,387	3.2%
Homes ordered	910	900	10	1.1%
Avg sales price	$259.4	$254.0	$5.4	2.1%

West Region
California
Dollars	$30,564	$37,413	$(6,849)	(18.3)%
Homes ordered	94	111	(17)	(15.3)%
Avg sales price	$325.1	$337.1	$(12.0)	(3.6)%
Nevada
Dollars	$4,868	$4,627	$241	5.2%
Homes ordered	22	23	(1)	(4.3)%
Avg sales price	$221.3	$201.2	$20.1	10.0%
West Region Totals
Dollars	$35,432	$42,040	$(6,608)	(15.7)%
Homes ordered	116	134	(18)	(13.4)%
Avg sales price	$305.4	$313.7	$(8.3)	(2.6)%

Central Region
Arizona
Dollars	$41,566	$39,521	$2,045	5.2%
Homes ordered	161	171	(10)	(5.8)%
Avg sales price	$258.2	$231.1	$27.1	11.7%
Texas
Dollars	$104,447	$108,090	$(3,643)	(3.4)%
Homes ordered	445	455	(10)	(2.2)%
Avg sales price	$234.7	$237.6	$(2.9)	(1.2)%
Colorado
Dollars	$22,448	$11,757	$10,691	90.9%
Homes ordered	70	38	32	84.2%
Avg sales price	$320.7	$309.4	$11.3	3.7%
Central Region Totals
Dollars	$168,461	$159,368	$9,093	5.7%
Homes ordered	676	664	12	1.8%
Avg sales price	$249.2	$240.0	$9.2	3.8%

East Region
Florida
Dollars	$32,121	$27,219	$4,902	18.0%
Homes ordered	118	102	16	15.7%
Avg sales price	$272.2	$266.9	$5.3	2.0%

(1)	Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

Home Orders (1)

	Six Months Ended June 30,		Year over Year
	2011	2010	Chg $	Chg %

Total
Dollars	$456,626	$497,095	$(40,469)	(8.1)%
Homes ordered	1,750	1,964	(214)	(10.9)%
Avg sales price	$260.9	$253.1	$7.8	3.1%

West Region
California
Dollars	$57,713	$78,542	$(20,829)	(26.5)%
Homes ordered	172	226	(54)	(23.9)%
Avg sales price	$335.5	$347.5	$(12.0)	(3.5)%
Nevada
Dollars	$8,890	$9,372	$(482)	(5.1)%
Homes ordered	41	48	(7)	(14.6)%
Avg sales price	$216.8	$195.3	$21.5	11.0%
West Region Totals
Dollars	$66,603	$87,914	$(21,311)	(24.2)%
Homes ordered	213	274	(61)	(22.3)%
Avg sales price	$312.7	$320.9	$(8.2)	(2.6)%

Central Region
Arizona
Dollars	$75,908	$87,529	$(11,621)	(13.3)%
Homes ordered	310	404	(94)	(23.3)%
Avg sales price	$244.9	$216.7	$28.2	13.0%
Texas
Dollars	$214,128	$247,998	$(33,870)	(13.7)%
Homes ordered	891	1,028	(137)	(13.3)%
Avg sales price	$240.3	$241.2	$(0.9)	(0.4)%
Colorado
Dollars	$44,630	$24,300	$20,330	83.7%
Homes ordered	141	79	62	78.5%
Avg sales price	$316.5	$307.6	$8.9	2.9%
Central Region Totals
Dollars	$334,666	$359,827	$(25,161)	(7.0)%
Homes ordered	1,342	1,511	(169)	(11.2)%
Avg sales price	$249.4	$238.1	$11.3	4.7%

East Region
Florida
Dollars	$55,357	$49,354	$6,003	12.2%
Homes ordered	195	179	16	8.9%
Avg sales price	$283.9	$275.7	$8.2	3.0%

(1)	Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Three Months Ended June 30,
	2011		2010
	Beginning	Ending	Beginning	Ending
Active Communities
Total	141	145	149	148

West Region
California	14	18	9	12
Nevada	4	3	5	5

West Region Total	18	21	14	17

Central Region
Arizona	32	35	32	33
Texas	73	68	83	78
Colorado	9	8	7	7

Central Region Total	114	111	122	118

East Region (Florida)	9	13	13	13

	Six Months Ended June 30,
	2011		2010
	Beginning	Ending	Beginning	Ending
Active Communities
Total	151	145	153	148

West Region
California	14	18	7	12
Nevada	4	3	6	5

West Region Total	18	21	13	17

Central Region
Arizona	32	35	26	33
Texas	82	68	98	78
Colorado	9	8	6	7

Central Region Total	123	111	130	118

East Region (Florida)	10	13	10	13

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cancellation Rates (1)
Total	15%	20%	16%	19%

West Region
California	22%	19%	19%	14%
Nevada	24%	15%	16%	16%
West Region Total	23%	18%	18%	15%

Central Region
Arizona	8%	15%	8%	13%
Texas	17%	24%	19%	23%
Colorado	10%	22%	11%	15%
Central Region Total	14%	22%	16%	20%

East Region (Florida)	13%	13%	17%	15%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog (1)

	At June 30,		Year over Year
	2011	2010	Chg $	Chg %

Total
Dollars	$260,822	$292,643	$(31,821)	(10.9)%
Homes in backlog	994	1,044	(50)	(4.8)%
Avg sales price	$262.4	$280.3	$(17.9)	(6.4)%

West Region
California
Dollars	$23,786	$42,169	$(18,383)	(43.6)%
Homes in backlog	72	104	(32)	(30.8)%
Avg sales price	$330.4	$405.5	$(75.1)	(18.5)%
Nevada
Dollars	$5,121	$2,819	$2,302	81.7%
Homes in backlog	23	14	9	64.3%
Avg sales price	$222.7	$201.4	$21.3	10.6%
West Region Totals
Dollars	$28,907	$44,988	$(16,081)	(35.7)%
Homes in backlog	95	118	(23)	(19.5)%
Avg sales price	$304.3	$381.3	$(77.0)	(20.2)%

Central Region
Arizona
Dollars	$40,972	$41,879	$(907)	(2.2)%
Homes in backlog	154	170	(16)	(9.4)%
Avg sales price	$266.1	$246.3	$19.8	8.0%
Texas
Dollars	$125,320	$154,633	$(29,313)	(19.0)%
Homes in backlog	525	590	(65)	(11.0)%
Avg sales price	$238.7	$262.1	$(23.4)	(8.9)%
Colorado
Dollars	$27,337	$15,643	$11,694	74.8%
Homes in backlog	86	47	39	83.0%
Avg sales price	$317.9	$332.8	$(14.9)	(4.5)%
Central Region Totals
Dollars	$193,629	$212,155	$(18,526)	(8.7)%
Homes in backlog	765	807	(42)	(5.2)%
Avg sales price	$253.1	$262.9	$(9.8)	(3.7)%

East Region
Florida
Dollars	$38,286	$35,500	$2,786	7.8%
Homes in backlog	134	119	15	12.6%
Avg sales price	$285.7	$298.3	$(12.6)	(4.2)%

(1)	Our backlog represented net sales that have not yet closed.

Operating Results
Companywide. Home closing revenue for the three months ended June 30, 2011 decreased $71.3 million or 24.5% when compared to the same period in the prior year, primarily due to the 29.1% or 351 unit decrease in closings, partially offset by an increase in average sales price of 6.5%, to $257,200. Despite the difficult year-over-year comparisons due primarily to the 2010 tax credit program, we were able to report an increase in units ordered as well as an increase in average sales price. The 10-unit increase in sales and $5,400 increase in average sales price for the quarter ended June 30, 2011 over the prior year period increased total order value by $7.4 million, or 3.2%. The increases in average sales prices reflect the higher prices earned by our newer closer-in communities and a shift to larger square footage homes with corresponding higher average sales prices in certain markets. Approximately 70% of our current sales are comprised of move-up buyers who typically buy larger square footage homes at higher price points. Ending backlog numbers decreased 50 units or 4.8% as compared to 1,044 homes at June 30, 2010, but up 54 units from March 31, 2011, ending the quarter with 994 units valued at $260.8 million.
Closing units for the six months ended June 30, 2011 decreased 481 homes or 23.9% over the same period in 2010. Lower sales volume of 1,750 units in the first six months of 2011 as compared to 1,964 in the same period of 2010 reflects the softer demand in 2011, largely caused by the absence of the federal homebuyer tax credit, which enhanced 2010 sales and closings and the continued difficult homebuilding market.
West. In the second quarter of 2011, home closings in our West Region decreased 34 units or 25.8%, for total revenue of $31.2 million, a $7.3 million decrease as compared to 2010. Sales in the second quarter of 2011 dropped to $35.4 million on 116 units as compared to $42.0 million on 134 units in the same quarter of last year. Sequentially, the Region experienced favorable sales comparisons, increasing 19.6% from the three months ended March 31, 2011. This Region continues to experience challenges and had an $8,300 decrease in average sales price on orders, resulting from additional discounting and incentives offered to buyers. The decreases in year-over-year sales activity led to a 23-unit, or 19.5%, decrease in our ending backlog as of June 30, 2011 versus 2010. The Region’s results were primarily driven by the weak performance of our California markets, with reduced home volume of closings driven by the 38.4% decrease in the number of units in the beginning backlog.
For the six months ended June 30, 2011, home closings in our West Region declined 84 units to 175 closings, resulting in a 30.7% decrease in home closing revenue as compared to the same period in the prior year. Sales in the first six months of 2011 decreased 61 units, resulting in a reduction of $21.3 million to $66.6 million of sales volume over the same period of 2010. The Region’s average sales price decrease of 2.6% on orders to $312,700 and the unit decline continue to highlight the difficult homebuilding environment in this part of the country.
Central. In the second quarter of 2011, home closings in our Central Region decreased 292 units, or 29.8%, partially offset by a 5.3% increase in average sales price, for total revenue of $169.2 million, a 26.1% or $59.7 million decrease compared to the second quarter of 2010. Sales pace in the second quarter of 2011 in most of Texas and Arizona was relatively flat, with 2.2% and 5.8% decreases, respectively, as compared to the same period a year ago, while sales in Colorado improved 84.2%. Colorado had both an increase in the number of active communities as well as an increased sales pace, as we have been successful in capturing market share with our product offering and sought-after locations. The overall decrease in year-over-year sales resulted in 765 units in backlog, a 5.2% reduction from June 30, 2010, valued at $193.6 million.
Texas remained our highest volume market in the Region, and the country, during the second quarter of 2011, and it experienced relatively flat sales of 445 units as compared to 455 units for the same period a year ago, despite its 12.4% decrease in average active communities. The decrease in active communities is a result of additional closings of our older Texas communities at a faster pace than anticipated as replacement communities are not scheduled to open until the second half of 2011. In addition, many of our newer acquisitions were comprised of smaller lot positions that were successful in quickly turning their inventory, resulting in faster close-outs than projected. Arizona volumes were also relatively flat with sales of 161 units for the three months ended June 30, 2011 versus 171 for the same period a year ago. Arizona has benefitted from the shift to newer, closer-in communities with large square footage homes that have higher average sales prices contributing to an 11.7%, or $27,100 increase in average sales price per home, which led to an overall increase in order dollars for the three months ended June 30, 2011 of $2.0 million. Colorado was our only state in the Region that experienced increases in sales units in the second quarter of 2011 as compared to 2010, with a 90.9% increase in order dollars and an 84.2% increase in order units. The successful acquisition of new land positions in Colorado also contributed to the Region’s performance, providing positive operational results to help offset the Region’s overall revenue declines. Colorado contributed 58 closings and $18.6 million of associated revenue, a 62.1% revenue increase over the same period a year ago.

Year to date, the Region’s revenues experienced a decrease to $301.6 million of closings volume on 1,217 closings, $71.2 million lower than prior year. The 169-unit and $25.2 million decreases in sales in the first six months of 2011 echo the declines experienced in the second quarter.
East. In the second quarter of 2011, home closings in our East Region decreased 25 units, for total revenue of $19.7 million, a 17.8% decrease in home closing revenue as compared to the second quarter of 2010. The closing revenue decrease was partially offset by average sales price increases of $27,800. The Region’s orders increased to 118 units, or 15.7% for the quarter ended June 30, 2011, with a $5,300 increase in average sales price. The average price increases are attributed to both the success of new communities opened over the past several quarters that are delivering a high volume of sales and closings, as well as the Region’s introduction of larger home offerings with our Meritage Green features. The Region’s higher sales resulted in an increase in ending backlog of 15 units, or $2.8 million. As one of the first challenged markets at the start of the downturn, the Region’s current community supply is primarily comprised of well-located lots purchased in the last several years at reasonable prices, and we believe the lower lot basis, desirability of our locations and the Meritage Green product offering has helped the overall performance of this Region to a greater extent than most of our other markets.
The Region’s home closings for the six months ended June 30, 2011 decreased nine units, or 6.0%, with an offsetting 10.2% increase in average sales price. This generated total revenue of $40.7 million for the six months ended June 30, 2011, a 3.6% increase over the same period a year ago. Year-to-date orders increased 8.9% to 195 units as compared to the same period one year ago. The same factors that impacted the second quarter performance also impacted the year-to-date results.
Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Home Closing Gross Profit/(Loss)
Total	$39,587	18.0%	$52,896	18.2%	$69,967	17.6%	$90,894	18.5%
Add back Impairments	590		304		1,254		846

Adjusted Gross Margin	$40,177	18.3%	$53,200	18.3%	$71,221	17.9%	$91,740	18.6%

West	$5,000	16.0%	$5,719	14.8%	$8,132	14.7%	$13,348	16.7%
Add back Impairments	57		11		257		93

Adjusted Gross Margin	$5,057	16.2%	$5,730	14.9%	$8,389	15.2%	$13,441	16.8%

Central	$29,648	17.5%	$42,455	18.5%	$52,178	17.3%	$69,442	18.6%
Add back Impairments	434		293		769		753

Adjusted Gross Margin	$30,082	17.8%	$42,748	18.7%	$52,947	17.6%	$70,195	18.8%

East	$4,939	25.0%	$4,722	19.7%	$9,657	23.7%	$8,104	20.6%
Add back Impairments	99		0		228		0

Adjusted Gross Margin	$5,038	25.5%	$4,722	19.7%	$9,885	24.3%	$8,104	20.6%

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
Home closing gross profit held steady at a margin of 18.0% for the quarter ended June 30, 2011 as compared to a margin of 18.2% for the quarter ended June 30, 2010. Excluding impairments, gross margins were 18.3% for both quarters. For the six months ended June 30, 2011, the gross profit was 17.6% as compared to 18.5% from the same period in the prior year. Excluding the impact of impairments of $1.3 million and $0.8 million in the first half of 2011 and 2010, respectively, gross margins were 17.9% and 18.6% for the same periods. Our 70 basis point margin erosion, excluding impairments, for the six-month period from 2011 as compared to 2010 is due, to a large extent, to price concessions as we close out older legacy communities in certain of our markets, as well as the impact of the overall soft market conditions in the homebuilding industry. For the first half of 2011, we closed out 47 such communities. To a lesser extent, we experienced some material and labor cost increases that we continually work with our suppliers and trades to renegotiate, where possible. We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.
West. Our West Region home closing gross profit increased to a margin of 16.0% for the three months ended June 30, 2011 from 14.8% in the same period of 2010. For the first six months of 2011, the gross profit was 14.7% compared to 16.7% in the first six months of 2010. Excluding impairments, the gross margins in the second quarter of 2011 and 2010 were 16.2% and 14.9%, respectively, and 15.2% and 16.8% for the first half of 2011 and 2010. Our California land positions are mostly comprised of new land purchases, and our margins for the second quarter increased both sequentially and year over year. However, the northern half of the state experienced weaker results in the first quarter, resulting in lower year-to-date gross margin in 2011.
Central. The Central Region’s 17.5% and 17.3% home closing gross margin for the three and six months ended June 30, 2011, respectively, decreased from 18.5% and 18.6% in the same periods of 2010. Excluding impairments, gross margins would have been 17.8% and 18.7% for the three months ended June 30, 2011 and June 30, 2010, respectively, and 17.6% and 18.8% for the six months ended June 30, 2011 and June 30, 2010, respectively. Price concessions in close-out communities and generally depressed market conditions as mentioned above are the primary cause for the decrease in margins year over year.
East. This Region experienced home closing gross margins of 25.0% and 23.7% for the three and six months ended June 30, 2011 as compared to 19.7% and 20.6% for the same periods in the prior year. The high margins generated in the Region are mostly due to the Region’s community mix, which is almost entirely comprised of new acquisitions in key locations with well-priced lots and certain large-square-footage, more efficient product offerings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Commissions and Other Sales Costs
Dollars	$18,853	$21,606	$34,168	$38,828
Percent of home closing revenue	8.6%	7.4%	8.6%	7.9%

General and Administrative Expenses
Dollars	$14,990	$16,729	$30,116	$31,422
Percent of total revenue	6.8%	5.7%	7.6%	6.4%

Interest Expense
Dollars	$7,496	$8,553	$15,519	$16,848

Other Income, Net
Dollars	$1,273	$51	$1,996	$3,983

Loss on Extinguishment of Debt
Dollars	$0	$(3,454)	$0	$(3,454)

Provision for Income Taxes
Dollars	$185	$225	$400	$346
Effective tax rate	24.8%	5.1%	(7.0)%	4.8%
Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. As a percentage of home closing revenue, these costs increased to 8.6% for the three and six months ended June 30, 2011 from 7.4% and 7.9% for the three and six months ended June 30, 2010, respectively. The year-over-year increases as a percentage of revenue is primarily the result of strategically targeted marketing campaigns, including increased investments in alternative marketing channels, such as the internet and social media outlets, as well as our Meritage Green product offerings and increased overall marketing efforts to continue to attract buyers in today’s difficult selling environment. We continue to focus on regionalizing and nationalizing marketing campaigns in order to gain efficiencies and reduce cost, as well as reduce the number of models and related overhead at our model complexes.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses decreased to $15.0 million and $30.1 million in the three and six months ended June 30, 2011 as compared to $16.7 million and $31.4 million in the prior periods. Due to the decline in revenue, these expenses were 6.8% and 7.6% of total revenue for the three and six months ended June 30, 2011, as compared to 5.7% and 6.4% for the same periods in 2010. We remain focused on cost control by reducing overhead and consolidating functions at both the regional and corporate levels.
Interest Expense
Interest expense is comprised of interest incurred but not capitalized on our senior and senior subordinated notes. For the three and six months ended June 30, 2011, our non-capitalizable interest expense was $7.5 million and $15.5 million, respectively, as compared to $8.6 million and $16.8 million for the same periods in the prior year. The decrease in expense year over year is a result of a higher amount of active assets under development included in our inventory that qualify for interest capitalization. We expect our eligible assets under construction to remain below our debt balance for the remainder of 2011, and therefore, that we will continue to incur interest charges for the rest of the year.

Loss on Extinguishment of Debt
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
Other Income, Net
Other income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who cancelled their purchase contract with us, and (iv) payments or awards related to legal settlements. The $1.2 million increase in other income for the three months ended June 30, 2011 as compared to the same period last year is related to certain litigation expense accruals that decreased other income for the second quarter of 2010. The $2.0 million decrease in other income in the six months ended June 30, 2011, as compared to the same period last year, is mostly attributable to the partial recognition of cash and certain assets awarded to us in connection with a legal settlement recorded in the first quarter of 2010.
Income Taxes
During the three and six months ended June 30, 2011, we reported an effective tax rate of 24.8% and (7.0)% compared to 5.1% and 4.8% for the same periods a year ago. The change in our tax rate is primarily attributable to the Texas franchise tax on our gross margin.
Liquidity and Capital Resources
Overview
Our principal uses of capital for the six months ended June 30, 2011 were operating expenses, home construction, the payment of routine liabilities, and the acquisition of new and strategic lot positions. We used funds generated by operations to meet our short-term working capital requirements. Throughout the challenging and extended downturn in the housing market, we have focused on generating cash by exiting certain markets and land positions and improving margins in our homebuilding operations. These efforts have in turn helped us to weather the prolonged downturn while maintaining a strong balance sheet and keeping us poised for future growth.
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and start to grow our lot supply and active community count, replacing older communities that are near close-out and acquiring communities in strategic locations we deem key to our success. Accordingly, on a go-forward basis, as demand for new homes improves and we begin to expand our business, we expect that cash outlays for land purchases and land development may exceed our cash generated by operations. During the second quarter of 2011, we closed 856 homes, purchased about 870 lots for $37.9 million, spent $15.6 million on land development, and started about 864 homes.
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory acquisition and development. We ended the second quarter with $377.1 million of cash and cash equivalents, investments and securities, and restricted cash, a $35.6 million decrease from December 31, 2010. As we have no bond maturities until 2015, we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate more normal margins.

In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. In April 2011, we announced our entry into the Raleigh-Durham, North Carolina market. We have since acquired several land parcels in Raleigh-Durham and expect to begin sales operations in the third quarter of 2011. This opportunity expands our footprint into a new market with positive growth potential. The Raleigh-Cary market was ranked as the #1 healthiest homebuilding market for 2011 by Hanley Wood Market Intelligence, a leading industry source, and the neighboring Durham-Chapel Hill market ranked #3. Entry into the Raleigh-Durham area offers us growth opportunities based on a number of positive factors, including a growing employment base, rising median incomes, and affordable cost of living.
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
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At	At
	June 30, 2011	December 31, 2010
Senior and senior subordinated notes	$606,095	$605,780
Stockholders’ equity	498,797	499,995

Total capital	$1,104,892	$1,105,775
Debt-to-capital (1)	54.9%	54.8%

Senior and senior subordinated notes	$606,095	$605,780
Less: cash and cash equivalents, restricted cash, and investments and securities	(377,053)	(412,642)

Net debt	229,042	193,138
Stockholders’ equity	498,797	499,995

Total capital	$727,839	$693,133
Net debt-to-capital (2)	31.5%	27.9%

(1)	Debt-to-capital is computed as senior and senior subordinated notes divided by the aggregate of total senior and senior subordinated notes and stockholders’ equity.

(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.
Covenant Compliance
We were in compliance with all senior and subordinated note covenants as of the quarter ended June 30, 2011. In order to be out of compliance with the ratio requirement, we would need to fail to meet both the Fixed Charge Coverage and Leverage Ratios, not just one ratio independently. A failure to meet both the Fixed Charge Coverage and Leverage Ratio is not a default but rather the result is a prohibition (subject to exceptions) from incurring additional indebtedness only. Our actual Fixed Charge Ratio and Ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth as of June 30, 2011 are reflected in the table below:

Financial Covenant:	Covenant Requirement	Actual
Fixed Charge Coverage	> 2.00	1.248
Leverage Ratio	< 3.00	1.277

Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3 and 11 in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
Seasonality
We typically experience seasonal variations in our quarterly operating results and capital requirements. Historically, we sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue, although it may be affected by continued uncertainty in the homebuilding industry as demonstrated over the past several quarters, particularly in light of the weak 2011 spring selling season. Accordingly, we do not expect our operating results for the first half of 2011 to be an indicator of our operations for the remainder of the year.
Recently Issued Accounting Pronouncements.
See Note 1 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report include statements concerning our perceptions that the homebuilding cycle may have reached a bottom; that we will continue to see overall positive comparative trends in 2011; that we can achieve profitability in the second half of 2011; the impact of the national economy on the homebuilding industry in general, and our results specifically; our intention to hold our investments and securities to maturity; the timing of the opening of new communities in Texas in the second half of 2011; our strategic initiatives; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements, whether certain guarantees relating to our joint ventures will be triggered, whether certain guarantees are recourse to us, and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in 2011 and beyond, and that we expect our cash outlays for land purchases may exceed our cash generated by operations as we expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise); the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings (including tax audits and the joint venture litigation relating to our joint venture in Las Vegas, Nevada) we are involved in; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs and gross margins and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; the extent and magnitude of our exposure to defective Chinese drywall and the sufficiency of our reserves relating thereto; the timing of our commencement of sales operations in Raleigh-Durham; the sufficiency of our reserves and our support for our uncertain tax filings positions; the portion of our total interest costs that will be capitalized versus expensed as incurred; our intentions regarding the payment of dividends; the impact of seasonality; and our future compliance with debt covenants.
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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or furnished under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At June 30, 2011, we had approximately $10.1 million in accrued legal and settlement costs relating to claims for which we believe it is probable that we will be required to incur costs and where the potential expenditure can be reasonably estimated. Additionally, $25.9 million of warranty costs are reserved for warranty and construction defect litigation claims where our ultimate exposure is considered probable and where the potential expenditure can be reasonably estimated. Historically, most warranty claims and disputes are resolved prior to litigation. We believe there are not any pending matters that could have a material adverse impact upon our consolidated financial condition, our results of operations, our cash flows or our consolidated financial condition.
Joint Venture Litigation
We, along with our joint venture partners (and their respective parent companies) in an unconsolidated joint venture, are defendants in lawsuits initiated by the lender group regarding a large Nevada-based land acquisition and development joint venture in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP)). While our interest in this joint venture is comparatively small, totaling 3.53%, we are vigorously defending and otherwise seeking resolution of these actions. We are the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance of our second and final takedown, and we contend, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees (including the “springing” repayment guarantee discussed below).
Additionally, three of the lenders in the lender group filed a Chapter 11 involuntary bankruptcy petition against the joint venture in the United States Bankruptcy Court, District of Nevada, (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On February 3, 2011, the Bankruptcy Court entered an order for relief and appointed a trustee to manage the ongoing operations of the venture. We believe the initiation of the involuntary bankruptcy by the lenders was done as a means of triggering the springing repayment guarantee, which we further believe was improper. As a result of the order for relief granted by the Bankruptcy Court, the other builder joint venture partners (who failed to make their takedowns and who without lender approval voted to defer their takedowns) have entered into a settlement arrangement with the lenders pursuant to which: (i) the lenders will be paid between $314 million and $330 million of the $377 million allegedly due under the project loans; and (ii) the lenders will initiate a claim against Meritage to seek payment of amounts they claim we owe under a repayment guarantee and the lenders will pay any such recovery to the non-performing builder joint venture partners who have entered into the settlement agreement with the lenders. We declined to participate in that settlement arrangement as we contend that any resolution involving us would need to recognize and account, among other things, for: (a) the significant decrease in the value of our second takedown parcel since the time of the wrongful rejection of our attempt to purchase that parcel in April 2008; and (b) the costs we have incurred as a result of the wrongful actions of the joint venture, the non-performing partners and the lenders.
On June 6, 2011, we received from the lenders a demand for the immediate payment of amounts the lenders claim to be owed under our “springing” repayment guarantee. The amount demanded by the lenders from us is $13.2 million including past-due interest and penalties. We do not believe the lenders have an enforceable position associated with their $13.2 million demand and do not believe we will be required to pay such amount.

In a separate lawsuit related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims (the “Focus Lawsuit”). On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award approximately $37 million of damages to one member on other claims. The parties involved have jointly appealed the arbitration panel’s decision (we have also appealed on independent grounds) to the United States Courts of Appeal for the Ninth Circuit, Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562), and the case is pending. We separately appealed this ruling because we believe the arbitration panel did not have the authority to award damages against us as the ruling included a specific finding that the action of the other builder members to defer takedowns (over our objection and our contrary vote), was wrongful and was the cause of the damages at issue.
Our 3.53% investment in the venture has been previously fully impaired.
In connection with these on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for both potential settlements and legal costs. The amount we have reserved is less than the aggregate amount of our guarantees and our pro rata share of the damage claim awarded in the arbitration proceeding that is currently subject to appeal, because it takes into account: (i) defenses we believe we possess, many of which are unique to our position in the venture as the only performing builder venture partner, as well as (ii) potential cross-claims we may have against our co-venturers and the lenders. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition.
Chinese Drywall Litigation
Owners of 17 Florida homes constructed by us are plaintiffs and have made claims against us in the pending Multi-District Litigation in the United States District Court, New Orleans, Louisiana, based on allegations that their homes contain defective Chinese drywall. We have entered into agreements with 11 of those homeowner plaintiffs, pursuant to which we will repair their homes and be released from property damage liability associated with defective Chinese drywall in those homes. We have also been named as a defendant in a recent Omnibus Complaint filed on February 7, 2011 in the Multi-District Litigation by numerous homeowners, including two owners of homes constructed by Meritage in the Houston, Texas area who contend their homes contain defective Chinese drywall. Among the approximately eight homeowner plaintiffs in the Multi-District Litigation with whom we do not yet have a repair work authorization and release, their claims allege a variety of property and personal injury damages and seek legal and equitable relief, medical monitoring and legal fees. The remaining Chinese drywall warranty reserves we have accrued as of June 30, 2011 include costs associated with the repair of these and other homes affected by defective Chinese drywall.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended June 30, 2011.
On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of June 30, 2011, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.
We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Certain of our note indentures contain restrictions on the payment of cash dividends and stock repurchases.
Reference is made to Note 4 of the consolidated financial statements included in this Quarterly Report on Form 10-Q. This note discusses limitations on our ability to pay dividends.

Item 6.	Exhibits

Exhibit		Page or
Number	Description	Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, were formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of August 2011.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/ LARRY W. SEAY Larry W. Seay
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation
3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation
3.2	Amended and Restated Bylaws of Meritage Homes Corporation
3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation
3.2.2	Amendment No. 2 to Meritage Homes Corporation Amended and Restated Bylaws
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, were formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. *

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.