Form 10-Q
period 2011-09-30
Meritage Homes CORP
filed 2011-11-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-9977
MERITAGE HOMES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	86-0611231 (I.R.S. Employer Identification No.)

17851 North 85th Street, Suite 300 Scottsdale, Arizona (Address of Principal Executive Offices)	85255 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares outstanding as of October 31, 2011: 32,433,571

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010

Assets:
Cash and cash equivalents	$157,104	$103,953
Investments and securities	188,996	299,345
Restricted cash	11,109	9,344
Other receivables	19,617	20,835
Real estate	798,057	738,928
Real estate not owned	1,398	866
Deposits on real estate under option or contract	13,318	10,359
Investments in unconsolidated entities	10,783	10,987
Property and equipment, net	14,750	14,602
Intangibles, net	1,516	2,143
Prepaid expenses and other assets	16,895	13,576

Total assets	$1,233,543	$1,224,938

Liabilities:
Accounts payable	$38,903	$23,589
Accrued liabilities	79,348	87,811
Home sale deposits	10,033	6,897
Liabilities related to real estate not owned	1,298	866
Senior and senior subordinated notes	606,252	605,780

Total liabilities	735,834	724,943

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2011 and December 31, 2010	0	0
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,316,487 and 40,030,136 shares at September 30, 2011 and December 31, 2010, respectively	403	400
Additional paid-in capital	475,863	468,820
Retained earnings	210,216	219,548
Treasury stock at cost, 7,891,250 shares at September 30, 2011 and December 31, 2010	(188,773)	(188,773)

Total stockholders’ equity	497,709	499,995

Total liabilities and stockholders’ equity	$1,233,543	$1,224,938

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Home closing revenue	$217,534	$233,803	$615,154	$725,790
Land closing revenue	0	0	100	1,222

Total closing revenue	217,534	233,803	615,254	727,012

Cost of home closings	(178,544)	(190,562)	(504,943)	(590,809)
Cost of land closings	0	0	(91)	(964)
Real estate impairments	(920)	(680)	(2,174)	(1,526)
Land impairment	(127)	0	(127)	0

Total cost of closings and impairments	(179,591)	(191,242)	(507,335)	(593,299)

Home closing gross profit	38,070	42,561	108,037	133,455
Land closing gross (loss)/profit	(127)	0	(118)	258

Total closing gross profit	37,943	42,561	107,919	133,713

Commissions and other sales costs	(19,708)	(19,624)	(53,876)	(58,452)
General and administrative expenses	(16,466)	(15,678)	(46,582)	(47,100)
Earnings from unconsolidated entities, net	1,797	1,243	3,931	3,832
Interest expense	(7,517)	(8,425)	(23,036)	(25,273)
Other income, net	876	654	2,872	4,637
Loss on extinguishment of debt	0	0	0	(3,454)

(Loss)/income before income taxes	(3,075)	731	(8,772)	7,903
(Provision for)/benefit from income taxes	(160)	488	(560)	142

Net (loss)/income	$(3,235)	$1,219	$(9,332)	$8,045

(Loss)/income per common share:
Basic	$(0.10)	$0.04	$(0.29)	$0.25
Diluted	(0.10)	0.04	(0.29)	0.25

Weighted average number of shares:
Basic	32,417	32,095	32,358	32,038
Diluted	32,417	32,297	32,358	32,277
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net (loss)/income	$(9,332)	$8,045
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	5,267	6,139
Real-estate-related impairments	2,301	1,526
Stock-based compensation	5,215	4,062
Loss on early extinguishment of debt, net of transaction costs	0	3,454
Equity in earnings from unconsolidated entities	(3,931)	(3,832)
Distributions of earnings from unconsolidated entities	4,609	5,236
Other operating expenses	371	(266)
Changes in assets and liabilities:
Increase in real estate	(60,785)	(70,883)
Increase in deposits on real estate under option or contract	(3,061)	(1,038)
(Increase)/decrease in receivables and prepaid expenses and other assets	(1,797)	96,638
Increase/(decrease) in accounts payable and accrued liabilities	6,794	(9,256)
Increase/(decrease) in home sale deposits	3,136	(1,662)

Net cash (used in)/provided by operating activities	(51,213)	38,163

Cash flows from investing activities:
Investments in unconsolidated entities	(427)	(546)
Distributions of capital from unconsolidated entities	10	152
Purchases of property and equipment	(5,429)	(5,039)
Proceeds from sales of property and equipment	40	65
Maturities of investments and securities	324,000	100,220
Payments to purchase investments and securities	(213,896)	(240,716)
(Increase)/decrease in restricted cash	(1,765)	7,400

Net cash provided by/(used in) investing activities	102,533	(138,464)

Cash flows from financing activities:
Repayments of senior notes	0	(197,543)
Proceeds from issuance of senior notes	0	195,134
Debt issuance costs	0	(3,067)
Proceeds from stock option exercises	1,831	1,770

Net cash provided by/(used in) financing activities	1,831	(3,706)

Net increase/(decrease) in cash and cash equivalents	53,151	(104,007)
Cash and cash equivalents at beginning of period	103,953	249,331

Cash and cash equivalents at end of period	$157,104	$145,324

See supplemental disclosures of cash flow information at Note 9.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family detached and attached homes in the historically high-growth regions of the western and southern United States based on the number of home closings. We offer first-time, move-up, active adult and luxury homes to our targeted customer base. We have operations in three regions: West, Central and East, which are comprised of seven states: Arizona, Texas, California, Nevada, Colorado, Florida and North Carolina. In April 2011, we announced our entry into Raleigh-Durham, North Carolina, and we began our sales operations there in the fourth quarter of 2011. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, although we also operate under the name of Monterey Homes in Arizona and Texas. At September 30, 2011, we were actively selling homes in 149 communities, with base prices ranging from approximately $103,000 to $663,000.
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
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letters of credit is approximately $40 million. Our restricted cash accounts invest in money market accounts and United States Government securities, totaling $11.1 million and $9.3 million at September 30, 2011 and December 31, 2010, respectively.
Investments and Securities. Our investments and securities are comprised of both treasury securities and deposits with banks that are FDIC-insured and secured by treasury-backed investments. All of our investments are classified as held-to-maturity and are recorded at amortized cost as we have both the ability and intent to hold them until their respective maturities. The contractual lives of these investments are greater than 3 months. The amortized cost of the investments approximates fair value.
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
All of our land inventory and related real estate assets are reviewed for recoverability quarterly, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is completed on a quarterly basis with each community or land parcel evaluated individually. For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.
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
These local circumstances may significantly impact our assumptions and the resulting computation of fair value and are, therefore, closely evaluated by our division personnel in their creation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community. In certain cases, we may elect to stop development and/or marketing of an existing community (mothball) if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a project, we will impair it to its fair value as discussed above and then cease future development and/or marketing activity until such a time when management believes that market conditions have improved and economic performance is maximized. Quarterly, we review all communities, including mothballed communities, for potential impairments.

Option deposits and pre-acquisition costs. We also evaluate assets associated with future communities for impairments on a quarterly basis. Using similar techniques described in the Existing and continuing communities section above, we determine if the contribution margins to be generated by our future communities are acceptable to us. If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required. In cases where we decide to abandon a project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur. In certain circumstances, we may elect to continue with a project because it is expected to generate positive cash flows, even though it may not be generating an accounting profit, or due to other strategic factors. In such cases, we will impair our pre-acquisition costs and deposits, as necessary, and record an impairment to bring the carrying value to fair value. Refer to Note 2 of these consolidated financial statements for further information regarding our impairments.
Deposits. Deposits paid related to land options and contracts to purchase land are capitalized when incurred and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified to a component of real estate at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. As our exposure associated with these non-refundable deposits is usually limited to the deposit amount, since the acquisition contracts typically do not require specific performance, we do not consider the options a contractual obligation to purchase the land. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $13.3 million and $10.4 million as of September 30, 2011 and December 31, 2010, respectively.
Off-Balance-Sheet Arrangements — Joint Ventures. Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant avenue for us to access lots. We currently have only two such active ventures. We also participate in six mortgage and title business joint ventures. The mortgage joint ventures are engaged in, or invest in mortgage companies that engage in, mortgage brokerage activities, and they originate and provide services to both our customers and other homebuyers.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities. These guarantees can be classified into two categories: (i) Repayment Guarantees and (ii) Completion Guarantees, described in more detail below (in thousands). Additionally, we have classified a guarantee related to our minority ownership in the South Edge joint venture separately, as the venture’s lender group has presented us with a demand letter for such guarantee.

	At September 30, 2011	At December 31, 2010
Repayment guarantees	$410	$733
Completion guarantees (1)	0	0
South Edge guarantee (2)	13,243	11,758

Total guarantees	$13,653	$12,491

(1)
As our completion guarantees are typically backed by funding from a third party, we believe these guarantees do not represent a potential cash obligation for us, as they require only non-financial performance.

(2)
The increase in the balance during 2011 represents accrued interest and penalties as reflected in a demand letter received from the venture’s lenders. We have not been provided the calculation of such interest and penalties and have not confirmed the accuracy or appropriateness of the increase in the balance. Based on recent events as discussed in Note 11, we do not believe that the entire $13.2 million of the guarantee is enforceable. However, the ultimate resolution of this matter will be addressed through litigation and/or settlements.

Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of September 30, 2011 and December 31, 2010 is presented in the table above. See Note 11 of these consolidated financial statements for further information regarding our repayment guarantees.

Completion Guarantees. If there is development work to be completed, we and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders. These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims. A part of our project acquisition due diligence process is to determine potential environmental risks, we generally obtain, or the joint venture entity generally obtains, an independent environmental review. We had no such guarantees as of September 30, 2011 or December 31, 2010.
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
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual would represent the portion of the total joint venture obligation related to our relative ownership percentage. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. Except as noted below and in Note 11 to these consolidated financial statements, as of September 30, 2011 and December 31, 2010, we did not have any such reserves.
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

	September 30, 2011		December 31, 2010
		Estimated work		Estimated work
		remaining to		remaining to
	Outstanding	complete	Outstanding	complete
Sureties:
Sureties related to joint ventures	$1,594	$32	$1,594	$32
Sureties related to owned projects and lots under contract	57,334	32,715	57,399	26,968

Total sureties	$58,928	$32,747	$58,993	$27,000

Letters of Credit (“LOCs”):
LOCs for land development	4,587	N/A	2,488	N/A
LOCs for general corporate operations	6,460	N/A	6,460	N/A

Total LOCs	$11,047	N/A	$8,948	N/A

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At	At
	September 30, 2011	December 31, 2010
Accruals related to real estate development and construction activities	$11,038	$10,689
Payroll and other benefits	11,176	12,146
Accrued taxes	3,296	2,820
Warranty reserves	26,075	29,265
Other accruals	27,763	32,891

Total	$79,348	$87,811

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. With the assistance of an actuary, we have estimated these reserves based on the number of home closings and historical data and trends for our communities. We also use industry averages with respect to similar product types and geographic areas in markets where our experience is not robust enough to facilitate a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, beginning of period	$25,929	$31,197	$29,265	$33,541
Additions to reserve from new home deliveries	1,825	1,742	4,673	5,434
Warranty claims	(2,474)	(2,758)	(8,269)	(8,717)
Adjustments to pre-existing reserves	795	(269)	406	(346)

Balance, end of period	$26,075	$29,912	$26,075	29,912

Warranty reserves are included in accrued liabilities on the accompanying consolidated balance sheets, and additions and adjustments to the reserves are included in cost of home closings within the accompanying consolidated statements of operations. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the general liability insurance we maintain, are sufficient to cover our general warranty obligations. However, as unanticipated changes in legal, weather, environmental or other conditions could have an impact on our actual warranty costs, future costs could differ significantly from our estimates.

During the first quarter of 2009, we became aware that a limited number of the homes we constructed were exhibiting symptoms typical of defective Chinese drywall. Defective Chinese drywall is an industry-wide issue that has affected many homebuilders. As of September 30, 2011, we have confirmed that approximately 100 homes we built in 2005 and 2006 were constructed using defective Chinese drywall installed by subcontractors. Of those homes, approximately 90 are located in Florida and the remaining homes are located in the Houston, Texas area. We are continuing to conduct investigations to determine if other Texas and/or Florida homes are impacted, although it currently appears at this time that additional exposure is limited. As of September 30, 2011, we have completed the repair of approximately 80 homes and are in the process of repairing approximately 4 additional homes. We are continuing to seek the necessary authorizations to repair the remaining homes. The warranty reserves we have recorded as of September 30, 2011 include reserves that we believe are sufficient to complete our repair of the remaining affected homes and the resulting damage related to defective Chinese drywall. If our continuing investigations reveal other homes containing defective Chinese drywall, it may be necessary to increase our warranty reserves. We have received reimbursement for a good portion of the costs we have incurred or expect to incur related to defective Chinese drywall from a manufacturer and supplier of the defective drywall and from our general liability insurance carrier, and we continue to seek reimbursement of the remainder of such costs as well as the costs we expect to incur in the future related to defective Chinese drywall.
Recently Issued Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles — Goodwill and Other — Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At	At
	September 30, 2011	December 31, 2010
Homes under contract under construction (1)	$123,347	$96,844
Unsold homes, completed and under construction (1)	85,346	86,869
Model homes (1)	46,472	36,966
Finished home sites and home sites under development	473,807	454,718
Land held for development or sale (2)	69,085	63,531

	$798,057	$738,928

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

(2)
Includes communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. We adjust our carrying value for these assets to fair value at the time they are placed into mothball based on their designation as held for development or held for sale. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling or holding the land for sale. Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Terminated option/purchase contracts and related pre-acquisition costs:
West	$0	$0	$0	$0
Central	98	0	100	0
East	0	0	0	0

Total	$98	$0	$100	$0

Real estate inventory impairments (1):
West	$295	$38	$552	$131
Central	468	597	1,235	1,350
East	59	45	287	45

Total	$822	$680	$2,074	$1,526

Impairments of joint venture investments:
West	$0	$112	$0	$112
Central	0	0	0	0
East	0	0	0	0

Total	$0	$112	$0	$112

Impairments of land held for sale:
West	$0	$0	$0	$0
Central	127	0	127	0
East	0	0	0	0

Total	$127	$0	$127	$0

Total impairments:
West	$295	$150	$552	$243
Central	693	597	1,462	1,350
East	59	45	287	45

Total	$1,047	$792	$2,301	$1,638

(1)
Included in the real estate inventory impairments are impairments of individual homes, both completed and under construction, in a community where the underlying lots in the community were not also impaired, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Individual home impairments (in thousands):
West	$166	$38	$423	$131
Central	239	597	695	1,300
East	59	45	287	45

Total	$464	$680	$1,405	$1,476

The tables below reflect the number of communities with real estate inventory impairments for the three- and nine-month periods ended September 30, 2011 and 2010 (excluding home-specific impairments and associated charges as noted above) and the fair value of these communities as of September 30, 2011 (dollars in thousands).

	Three Months Ended September 30, 2011
	Number of
	Communities		Fair Value of Communities Impaired
	Impaired	Impairment Charges	(Carrying Value less Impairments)
West	1	$129	$2,501
Central	4	229	6,894
East	0	0	N/A

Total	5	$358	$9,395

	Nine Months Ended September 30, 2011
	Number of
	Communities		Fair Value of Communities Impaired
	Impaired	Impairment Charges	(Carrying Value less Impairments)
West	1	$129	$2,501
Central	6	540	13,721
East	0	0	N/A

Total	7	$669	$16,222

	Three Months Ended September 30, 2010
	Number of
	Communities		Fair Value of Communities Impaired
	Impaired	Impairment Charges	(Carrying Value less Impairments)
West	0	$0	$	N/A
Central	0	0		N/A
East	0	0		N/A

Total	0	$0	$	N/A

	Nine Months Ended September 30, 2010
	Number of
	Communities		Fair Value of Communities Impaired
	Impaired	Impairment Charges	(Carrying Value less Impairments)
West	0	$0	$ N/A
Central	1	50	88
East	0	0	N/A

Total	1	$50	$88

Subject to sufficient qualifying assets, we capitalize interest incurred in connection with the development and construction of real estate. Completed homes and land not actively under development do not qualify for interest capitalization. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered. To the extent our debt exceeds our qualified assets base, we expense a proportionate share of the interest incurred. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Capitalized interest, beginning of period	$13,205	$12,437	$11,679	$14,187
Interest incurred	10,848	10,848	32,545	32,593
Interest expensed	(7,517)	(8,425)	(23,036)	(25,273)
Interest amortized to cost of home, land closings and impairments	(2,421)	(3,183)	(7,073)	(9,830)

Capitalized interest, end of period (1)	$14,115	$11,677	$14,115	$11,677

(1)
Approximately $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of September 30, 2011 and December 31, 2010.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into option and purchase agreements for land or lots as part of the normal course of business. These option and purchase agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and holdings and allow us to better maximize our cash position.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all option and purchase agreements for land to determine whether they are a VIE. ASC 810, Consolidations, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations. At September 30, 2011 and December 31, 2010, we had $1.4 million and $866,000, respectively, of assets identified as “Real estate not owned”. In order to assess if we are the primary beneficiary, we must first determine if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from a potentially significant amount of the VIE’s expected gains.
In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. If we are the land developer, we are also at risk for items over budget related to land development on property we have under option. In these cases, we have typically contracted to complete development at a fixed market cost on behalf of the land owner and any budget savings or shortfalls are borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option or contract at September 30, 2011 (dollars in thousands):

			Option/Earnest
	Number of	Purchase	Money Deposits
	Lots	Price	Cash

Option contracts recorded on balance sheet as Real estate not owned	30	$1,398	$100
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	1,590	71,007	9,748
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	529	34,850	2,450
Purchase contracts not recorded on balance sheet — refundable deposits, committed	511	21,662	740

Total committed (on and off balance sheet)	2,660	128,917	13,038

Purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	1,257	40,645	380

Total uncommitted	1,257	40,645	380

Total lots under option or contracts	3,917	169,562	13,418

Total option contracts not recorded on balance sheet	3,887	$168,164	$13,318	(3)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of September 30, 2011.
Generally, our options to purchase lots remain effective as long as we purchase a pre-established minimum number of lots periodically, as determined by the respective agreement. In nearly all of our option contracts, we have the right not to exercise our option to purchase the lots and forfeit our deposit without further consequences other than termination of the option contract. Accordingly, we do not consider the lot purchase price to be a firm contractual obligation. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, as we have recently been experiencing, we may purchase lots at an absorption level that exceeds our sales and home starts pace to meet the pre-established minimum number of lots. Alternatively, we may try to restructure our original contract to include terms that more accurately reflect our revised sales pace expectations.
NOTE 4 — SENIOR AND SENIOR SUBORDINATED NOTES
Senior and senior subordinated notes consist of the following (in thousands):

	At	At
	September 30, 2011	December 31, 2010
6.25% senior notes due 2015. At September 30, 2011 and December 31, 2010, there was approximately $487 and $594 in unamortized discount, respectively	$284,513	$284,406
7.731% senior subordinated notes due 2017	125,875	125,875
7.15% senior notes due 2020. At September 30, 2011 and December 31, 2010, there was approximately $4,136 and $4,501 in unamortized discount, respectively	195,864	195,499

	$606,252	$605,780

The indentures for our 6.25% senior notes and 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of and for the quarter ended September 30, 2011, we believe we were in compliance with our covenants. The indenture for our 7.15% senior notes contains covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indentures for the 6.25% senior notes and 7.731% senior subordinated notes.
Obligations to pay principal and interest on the senior and senior subordinated notes are guaranteed by all of our wholly-owned subsidiaries (collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) and the guarantor subsidiaries comprise the significant majority of our assets and operations, and the non-guarantor subsidiaries, if any, individually and in the aggregate, are minor, in both assets and operations. There are no significant restrictions on the ability of the Company or any Guarantor Subsidiary to obtain funds from their respective subsidiaries, as applicable, by dividend or loan.
NOTE 5 — FAIR VALUE DISCLOSURES
We account for the non-recurring fair value measurements of our non-financial assets and liabilities in accordance with ASC 820-10, Fair Value Measurement and Disclosure. This guidance defines fair value, establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:
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

A summary of our long-lived real-estate assets re-measured at fair value on September 30, 2011 and 2010 is as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Hierarchy	2011	2010 (2)	2011	2010
Description:
Adjusted Basis of Long-Lived Real Estate Assets (1)	Level 3	$19,559	$8,865	$28,149	$12,434
Impairments		$1,047	$680	$2,301	$1,526
Initial Basis of Long-Lived Real Estate Assets		$20,606	$9,545	$30,450	$13,960

(1)	The fair values in the table above represent only those real estate assets whose carrying values were adjusted in the respective quarter.

(2)	The carrying values for these communities may have increased or decreased from the fair value reported due to activities that have occurred since the measurement date.
Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

	September 30, 2011		December 31, 2010
	Aggregate	Estimated	Aggregate	Estimated
	Principal	Fair Value	Principal	Fair Value
Financial Liabilities:
6.25% senior notes	$285,000	$271,463	$285,000	$285,000
7.731% senior subordinated notes	$125,875	$108,567	$125,875	$114,861
7.15% senior notes	$200,000	$185,000	$200,000	$198,500
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 6 — (LOSS)/EARNINGS PER SHARE
Basic and diluted (loss)/earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	32,417	32,095	32,358	32,038

Effect of dilutive securities:
Stock options and restricted stock (1)	0	202	0	239

Diluted weighted average shares outstanding	32,417	32,297	32,358	32,277

Net (loss)/income	$(3,235)	$1,219	$(9,332)	$8,045

Basic (loss)/income per share	$(0.10)	$0.04	$(0.29)	$0.25

Diluted (loss)/income per share (1)	$(0.10)	$0.04	$(0.29)	$0.25

Antidilutive stock options not included in the calculation of diluted income per share	1,665	1,040	1,769	737

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
Compensation cost related to stock-based compensation arrangements granted under the Plans are recognized on a straight-line basis over the remaining respective vesting periods. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock-based compensation expense	$2,114	$1,566	$5,215	$4,062
Non-vested shares granted	0	1,500	357,000	315,000
Performance-based non-vested shares granted	0	0	56,250	67,500
The expense associated with the performance-based non-vested shares will only be recognized when it is determined to be probable that the target performance thresholds will be met and the shares will vest. We did not grant any stock option awards during the three and nine months ended September 30, 2011 or September 30, 2010. The following table includes additional information regarding our Plans (dollars in thousands):

	As of
	September 30, 2011	December 31, 2010
Unrecognized stock-based compensation cost	$10,418	$7,816
Weighted average years remaining vesting period	2.21	2.16
Total equity awards outstanding (vested and unvested shares)	1,803,167	2,000,518
The Plans authorize awards to officers, key employees, non-employee directors and consultants for up to 7,750,000 shares of common stock, of which 719,673 shares remain available for grant at September 30, 2011. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are usually granted with either a three-year or five-year ratable vesting period.
NOTE 8 — INCOME TAXES
Components of the income tax (provision)/benefit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Federal	$0	$589	$0	$519
State	(160)	(101)	(560)	(377)

Total	$(160)	$488	$(560)	$142

Due to the effects of the deferred tax asset valuation allowance, federal and state tax net operating losses (“NOLs”), and changes in unrecognized tax benefits, the effective tax rates in 2011 and 2010 are not meaningful as there is no correlation between effective tax rates and the amount of pre-tax income or losses for those periods.
At September 30, 2011 and December 31, 2010, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include in federal income tax expense.

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at September 30, 2011 as we have determined that the weight of the negative evidence exceeds that of the positive evidence at this time.
At September 30, 2011 and December 31, 2010, we had a valuation allowance against deferred tax assets as follows (in thousands):

	September 30, 2011	December 31, 2010
Federal	$66,290	$63,409
State	26,111	26,591

Total Valuation Allowance	$92,401	$90,000

Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years and expire in 2030. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2012. Deferred tax assets include both tax-effected federal and state NOL carryforwards. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and NOL carryovers.
At September 30, 2011, we have income taxes payable of $2.3 million, which primarily consists of current state tax accruals as well as tax and interest amounts that we expect to pay within one year for having amended a prior-year federal tax return. This amount is recorded in accrued liabilities in the accompanying balance sheet at September 30, 2011. The federal loss carryback period is two years for our 2011 fiscal year and there is no available taxable income in the two-year carryback period for us to utilize any tax loss coming out of 2011.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2006. There are no ongoing federal or state income tax audits at this time.
The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of September 30, 2011, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment helps us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
NOTE 9 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cash paid during the period for:
Interest, net of interest capitalized	$22,774	$24,708
Income taxes	$862	$(94,640)
Non-cash operating activities:
Real estate not owned	$532	$(6,422)
Non-cash investing activities:
Distributions from unconsolidated entities	$0	$294

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue (1):
West	$32,930	$47,207	$88,290	$127,126
Central	156,935	161,658	458,623	535,682
East	27,669	24,938	68,341	64,204

Consolidated total	217,534	233,803	615,254	727,012

Operating income/(loss) (2):
West	363	3,316	(84)	6,474
Central	5,128	6,830	17,203	32,446
East	1,721	2,874	5,962	5,989

Segment operating income	7,212	13,020	23,081	44,909
Corporate and unallocated (3)	(5,443)	(5,761)	(15,620)	(16,748)
Earnings from unconsolidated entities, net	1,797	1,243	3,931	3,832
Interest expense	(7,517)	(8,425)	(23,036)	(25,273)
Other income, net	876	654	2,872	4,637
Loss on extinguishment of debt	0	0	0	(3,454)

(Loss)/income before income taxes	$(3,075)	$731	$(8,772)	$7,903

(1)
Revenue includes the following land closing revenue, by segment: nine months ended September 30, 2011 — $100,000 in Central Region; nine months ended September 30, 2010 — $1.2 million in Central Region.

(2)	See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the reporting segments.

	At September 30, 2011
				Corporate and
	West	Central	East	Unallocated (1)	Total
Deposits on real estate under option or contract	$1,849	$10,904	$565	$0	$13,318
Real estate	209,044	520,992	68,021	0	798,057
Investments in unconsolidated entities	176	10,153	13	441	10,783
Other assets	13,103	80,650	7,838	309,794	411,385

Total assets	$224,172	$622,699	$76,437	$310,235	$1,233,543

	At December 31, 2010
				Corporate and
	West	Central	East	Unallocated (1)	Total
Deposits on real estate under option
or contract	$50	$9,754	$555	$0	$10,359
Real estate	191,882	499,176	47,870	0	738,928
Investments in unconsolidated entities	110	10,507	29	341	10,987
Other assets	3,501	32,961	7,873	420,329	464,664

Total assets	$195,543	$552,398	$56,327	$420,670	$1,224,938

(1)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We evaluate our litigation reserves at least quarterly and, as appropriate, adjust them to reflect (i) facts and circumstances known to us at the time; (ii) advice and analyses of outside counsel (if applicable); and (iii) assumptions and judgment of management. We have reserved approximately $10.2 million related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities, “other” accruals, on our September 30, 2011 balance sheet. Additionally, we have $26.1 million of warranty reserves, primarily relating to general customer warranty claims and the correction of home construction defects. Historically, most of these matters are resolved prior to litigation. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations, or cash flows.
Joint Venture Litigation
We are a defendant in a lawsuit filed by the lenders related to a project known as “South Edge” and “Inspirada”, and we are also an appellant of an appeal relating to an arbitration proceeding instituted by a co-venturer in the project. The project involves a large master-planned community located in Henderson, Nevada, which was acquired by an unconsolidated joint venture with capital supplied by the co-venturers, and a syndicated loan on the project, which at September 30, 2011 had, according to the lenders, a principal balance of $328 million (a reconciliation of the principal and of additional past due obligations, if any, related to interest and penalties has not been provided to us). In connection with the loans obtained by the venture, we provided various narrowly crafted (including a repayment guarantee that could only be triggered upon a “bankruptcy event”) guarantees relating to the project, covering our pro rata amount of the project financing,.

On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy. On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the lenders triggered the “springing” repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we will be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding the same issues addressed in the Ohio litigation. On October 26, 2011, the Bankruptcy Court approved a Plan that, among other things, provides for the project to be conveyed to an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) and pursuant to which, the lenders’ repayment guarantee claim and a separate arbitration claim are to be assigned to those four builders and, as a result, it is anticipated that the pending lawsuits regarding repayment guarantee claims will be litigated between those four builders, JP Morgan, and us, and the arbitration appeal claim will be litigated between those four builders and us. In connection with the on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for both potential settlements and legal costs. The amount we have reserved is less than the aggregate amount of our guarantees and our pro rata share of a damage claim entered in the arbitration proceeding that is currently subject to appeal, because it takes into account: (i) defenses we believe we possess, many of which are unique to our position in the venture, as well as (ii) potential claims, defenses and offsets we may have against the joint venture, the lenders, and our co-venturers. At September 30, 2011, our maximum pro rata exposure under the repayment guarantee was $13.2 million. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition. See Part II, Item 1, Legal Proceedings, for additional discussion regarding these proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
During the three months ended September 30, 2011, we achieved some encouraging operational results as our sales volume comparisons turned positive year-over-year, indicating improved demand in 2011 over 2010. We anticipate that the remainder of 2011 will continue with overall positive comparative trends in sales and backlog, which we expect to result in higher comparative closings in the fourth quarter. Yet, despite these improvements, overall sales volume are still significantly below historical levels and our financial results remain uneven. We also believe our investments in new communities and an efficient operating model will help us achieve profitability at lower closing volumes and will help us take advantage of opportunities as the market recovers. We are also continuing to evaluate our overhead structure and are initiating additional cost-cutting measures where possible. Although we have had some indications that the homebuilding cycle may have reached a bottom and certain of our markets are experiencing positive operational results, we do not yet know when or at what pace the national recovery will gain momentum.
Summary Company Results
While our third quarter 2011 closings stayed relatively consistent with 2010, the lower backlog numbers entering the first and the second quarters of 2011 resulted in decreased year-over-year closings for the first nine months of 2011 when compared to the same period a year ago. We believe our third quarter results indicate the start of positive trends for 2011 and beyond and that buyers now believe that this is an opportune time to commit to a home purchase with attractive pricing and historically-low interest rates. Despite these initial positive sales and backlog results, the timing and pace of a full recovery will continue to directly impact the pace at which we sell and close homes. We remain focused on extending the positive sequential trends experienced recently, gaining momentum as we enter the fourth quarter and 2012.
Total home closing revenue was $217.5 million and $615.2 million for the three and nine months ended September 30, 2011, decreasing 7.0% and 15.2% from the same periods last year. Year-to-date decreases are mostly attributable to difficult comparisons in the first half of 2011 due to the incremental closings in the first half of 2010 generated by the federal home buyer tax credit. The decrease in closing units for the quarter was minimal with only eight fewer closing units but was exacerbated by a 6.1% decrease in average sales price down to $259,000, primarily due to geographical mix of closings, lower starting backlog and continued weakness in our California markets. We reported net losses of $3.2 and $9.3 million for the three- and nine-month periods ended September 30, 2011, respectively, as compared to net income of $1.2 million and $8.0 million for the same periods in 2010. The losses in the periods were primarily driven by the reduced revenue and slight decrease in gross margin.
At September 30, 2011, our backlog of $288.5 million reflects an increase of 19.0% or $46.1 million when compared to the backlog at September 30, 2010. The backlog improvement reflects our increasing sales units of 28.3% in the third quarter, as well as higher average sales price on homes sold of 4.1% for the quarter as compared to the same period a year ago. In the third quarter of 2011, we were also able to maintain our low cancellation rate on sales orders at 17% of gross orders as compared to 24% in the same period a year ago.
Company Actions and Positioning
Throughout this continued difficult homebuilding market, we have remained focused on our main goals: return to and maintain profitability, and strengthen our balance sheet. In order to meet these goals, over the past several years we began and continue to execute on the following initiatives:
•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers’ demands in each community, tailoring our pricing, product and amenities offered;
•
Continuing to innovate and promote the Meritage Green energy efficiency program, so that every new home we construct, at a minimum, meets ENERGY STAR® standards, including the construction of our first net-zero production home that produces as much energy as it uses annually;

•	Managing our total lot supply and future growth of our communities by actively contracting new well-priced lots in strategic submarkets;
•	Adapting sales and marketing efforts to generate additional traffic and compete with resale homes;
•	Renegotiating construction costs with our subcontractors where possible;
•	Exercising tight control over cash flows;
•	Monitoring our customer satisfaction scores and working toward improving them based on the results of the surveys;
•	Executing our company-wide operating strategy, Meritage Forward, and the roll-out of associated initiatives such as the Simply Smart SeriesTM and 99-day closing guarantee; and
•	Continuing to consolidate overhead functions at all of our divisions and corporate offices to hold down general and administrative cost burden.
Additionally, we are evaluating opportunities for expansion into new markets that have been less impacted by the homebuilding downturn over the past several years. We are looking to redeploy our capital into projects both within our geographic footprint and through entry into new markets. As a result, in April 2011 we announced our entry into the Raleigh-Durham, North Carolina market.
We believe that the investments in our new communities and product offerings create a differentiated strategy that has lessened the impact of the current economic conditions and improved our operating leverage. In the third quarter of 2011, we opened 18 new communities while closing out 14 older communities, ending the quarter with 149 active communities. We continue to believe in the long-term viability of the domestic homebuilding market and that builders with in-depth industry expertise, successful business and operational models and well-priced land positions will benefit when the housing market recovers.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance-sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2011 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2010 Annual Report on Form 10-K.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):
Home Closing Revenue

	Three Months Ended
	September 30,		Quarter over Quarter
	2011	2010	Chg $	Chg %

Total
Dollars	$217,534	$233,803	$(16,269)	(7.0)%
Homes closed	840	848	(8)	(0.9)%
Avg sales price	$259.0	$275.7	$(16.7)	(6.1)%

West Region
California
Dollars	$28,708	$43,803	$(15,095)	(34.5)%
Homes closed	83	112	(29)	(25.9)%
Avg sales price	$345.9	$391.1	$(45.2)	(11.6)%
Nevada
Dollars	$4,222	$3,404	$818	24.0%
Homes closed	19	17	2	11.8%
Avg sales price	$222.2	$200.2	$22.0	11.0%
West Region Totals
Dollars	$32,930	$47,207	$(14,277)	(30.2)%
Homes closed	102	129	(27)	(20.9)%
Avg sales price	$322.8	$365.9	$(43.1)	(11.8)%

Central Region
Arizona
Dollars	$33,314	$41,387	$(8,073)	(19.5)%
Homes closed	137	167	(30)	(18.0)%
Avg sales price	$243.2	$247.8	$(4.6)	(1.9)%
Texas
Dollars	$102,121	$107,663	$(5,542)	(5.1)%
Homes closed	440	425	15	3.5%
Avg sales price	$232.1	$253.3	$(21.2)	(8.4)%
Colorado
Dollars	$21,500	$12,608	$8,892	70.5%
Homes closed	68	39	29	74.4%
Avg sales price	$316.2	$323.3	$(7.1)	(2.2)%
Central Region Totals
Dollars	$156,935	$161,658	$(4,723)	(2.9)%
Homes closed	645	631	14	2.2%
Avg sales price	$243.3	$256.2	$(12.9)	(5.0)%

East Region
Florida
Dollars	$27,669	$24,938	$2,731	11.0%
Homes closed	93	88	5	5.7%
Avg sales price	$297.5	$283.4	$14.1	5.0%

Home Closing Revenue

	Nine Months Ended
	September 30,		Year over Year
	2011	2010	Chg $	Chg %
Total
Dollars	$615,154	$725,790	$(110,636)	(15.2)%
Homes closed	2,374	2,863	(489)	(17.1)%
Avg sales price	$259.1	$253.5	$5.6	2.2%

West Region
California
Dollars	$77,930	$114,498	$(36,568)	(31.9)%
Homes closed	228	323	(95)	(29.4)%
Avg sales price	$341.8	$354.5	$(12.7)	(3.6)%
Nevada
Dollars	$10,360	$12,628	$(2,268)	(18.0)%
Homes closed	49	65	(16)	(24.6)%
Avg sales price	$211.4	$194.3	$17.1	8.8%
West Region Totals
Dollars	$88,290	$127,126	$(38,836)	(30.5)%
Homes closed	277	388	(111)	(28.6)%
Avg sales price	$318.7	$327.6	$(8.9)	(2.7)%

Central Region
Arizona
Dollars	$100,230	$119,147	$(18,917)	(15.9)%
Homes closed	418	548	(130)	(23.7)%
Avg sales price	$239.8	$217.4	$22.4	10.3%
Texas
Dollars	$302,536	$382,592	$(80,056)	(20.9)%
Homes closed	1,269	1,578	(309)	(19.6)%
Avg sales price	$238.4	$242.5	$(4.1)	(1.7)%
Colorado
Dollars	$55,757	$32,721	$23,036	70.4%
Homes closed	175	110	65	59.1%
Avg sales price	$318.6	$297.5	$21.1	7.1%
Central Region Totals
Dollars	$458,523	$534,460	$(75,937)	(14.2)%
Homes closed	1,862	2,236	(374)	(16.7)%
Avg sales price	$246.3	$239.0	$7.3	3.1%

East Region
Florida
Dollars	$68,341	$64,204	$4,137	6.4%
Homes closed	235	239	(4)	(1.7)%
Avg sales price	$290.8	$268.6	$22.2	8.3%

Home Orders (1)

	Three Months Ended
	September 30,		Quarter over Quarter
	2011	2010	Chg $	Chg %
Total
Dollars	$245,235	$183,571	$61,664	33.6%
Homes ordered	906	706	200	28.3%
Avg sales price	$270.7	$260.0	$10.7	4.1%

West Region
California
Dollars	$41,146	$29,614	$11,532	38.9%
Homes ordered	121	86	35	40.7%
Avg sales price	$340.0	$344.3	$(4.3)	(1.2)%
Nevada
Dollars	$2,182	$2,279	$(97)	(4.3)%
Homes ordered	10	11	(1)	(9.1)%
Avg sales price	$218.2	$207.2	$11	5.3%
West Region Totals
Dollars	$43,328	$31,893	$11,435	35.9%
Homes ordered	131	97	34	35.1%
Avg sales price	$330.7	$328.8	$1.9	0.6%

Central Region
Arizona
Dollars	$52,684	$39,214	$13,470	34.3%
Homes ordered	189	156	33	21.2%
Avg sales price	$278.8	$251.4	$27.4	10.9%
Texas
Dollars	$82,758	$82,584	$174	0.2%
Homes ordered	361	347	14	4.0%
Avg sales price	$229.2	$238.0	$(8.8)	(3.7)%
Colorado
Dollars	$26,715	$12,603	$14,112	112.0%
Homes ordered	80	39	41	105.1%
Avg sales price	$333.9	$323.2	$10.7	3.3%
Central Region Totals
Dollars	$162,157	$134,401	$27,756	20.7%
Homes ordered	630	542	88	16.2%
Avg sales price	$257.4	$248.0	$9.4	3.8%

East Region
Florida
Dollars	$39,750	$17,277	$22,473	130.1%
Homes ordered	145	67	78	116.4%
Avg sales price	$274.1	$257.9	$16.2	6.3%

(1)	Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

Home Orders (1)

	Nine Months Ended
	September 30,		Year over Year
	2011	2010	Chg $	Chg %
Total
Dollars	$701,861	$680,666	$21,195	3.1%
Homes ordered	2,656	2,670	(14)	(0.5)%
Avg sales price	$264.3	$254.9	$9.4	3.7%

West Region
California
Dollars	$98,859	$108,156	$(9,297)	(8.6)%
Homes ordered	293	312	(19)	(6.1)%
Avg sales price	$337.4	$346.7	$(9.3)	(2.7)%
Nevada
Dollars	$11,072	$11,651	$(579)	(5.0)%
Homes ordered	51	59	(8)	(13.6)%
Avg sales price	$217.1	$197.5	$19.6	9.9%
West Region Totals
Dollars	$109,931	$119,807	$(9,876)	(8.2)%
Homes ordered	344	371	(27)	(7.3)%
Avg sales price	$319.6	$322.9	$(3.3)	(1.0)%

Central Region
Arizona
Dollars	$128,592	$126,743	$1,849	1.5%
Homes ordered	499	560	(61)	(10.9)%
Avg sales price	$257.7	$226.3	$31.4	13.9%
Texas
Dollars	$296,886	$330,582	$(33,696)	(10.2)%
Homes ordered	1,252	1,375	(123)	(8.9)%
Avg sales price	$237.1	$240.4	$(3.3)	(1.4)%
Colorado
Dollars	$71,345	$36,903	$34,442	93.3%
Homes ordered	221	118	103	87.3%
Avg sales price	$322.8	$312.7	$10.1	3.2%
Central Region Totals
Dollars	$496,823	$494,228	$2,595	0.5%
Homes ordered	1,972	2,053	(81)	(3.9)%
Avg sales price	$251.9	$240.7	$11.2	4.7%

East Region
Florida
Dollars	$95,107	$66,631	$28,476	42.7%
Homes ordered	340	246	94	38.2%
Avg sales price	$279.7	$270.9	$8.8	3.2%

(1)	Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Three Months Ended September 30,
	2011		2010
	Beginning	Ending	Beginning	Ending
Active Communities
Total	145	149	148	150

West Region
California	18	22	12	13
Nevada	3	3	5	5

West Region Total	21	25	17	18

Central Region
Arizona	35	37	33	32
Texas	68	65	78	82
Colorado	8	9	7	8

Central Region Total	111	111	118	122

East Region (Florida)	13	13	13	10

	Nine Months Ended September 30,
	2011		2010
	Beginning	Ending	Beginning	Ending
Active Communities
Total	151	149	153	150

West Region
California	14	22	7	13
Nevada	4	3	6	5

West Region Total	18	25	13	18

Central Region
Arizona	32	37	26	32
Texas	82	65	98	82
Colorado	9	9	6	8

Central Region Total	123	111	130	122

East Region (Florida)	10	13	10	10

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cancellation Rates (1)
Total	17%	24%	17%	20%

West Region
California	20%	20%	20%	16%
Nevada	29%	27%	19%	18%
West Region Total	21%	20%	19%	16%

Central Region
Arizona	11%	14%	9%	13%
Texas	19%	30%	19%	25%
Colorado	12%	22%	11%	18%
Central Region Total	16%	26%	16%	22%

East Region (Florida)	18%	14%	17%	15%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog (1)

	At September 30,		Year over Year
	2011	2010	Chg $	Chg %
Total
Dollars	$288,523	$242,411	$46,112	19.0%
Homes in backlog	1,060	902	158	17.5%
Avg sales price	$272.2	$268.7	$3.5	1.3%

West Region
California
Dollars	$36,224	$27,980	$8,244	29.5%
Homes in backlog	110	78	32	41.0%
Avg sales price	$329.3	$358.7	$(29.4)	(8.2)%
Nevada
Dollars	$3,081	$1,694	$1,387	81.9%
Homes in backlog	14	8	6	75.0%
Avg sales price	$220.1	$211.8	$8.3	3.9%
West Region Totals
Dollars	$39,305	$29,674	$9,631	32.5%
Homes in backlog	124	86	38	44.2%
Avg sales price	$317.0	$345.0	$(28.0)	(8.1)%

Central Region
Arizona
Dollars	$60,342	$39,706	$20,636	52.0%
Homes in backlog	206	159	47	29.6%
Avg sales price	$292.9	$249.7	$43.2	17.3%
Texas
Dollars	$105,957	$129,554	$(23,597)	(18.2)%
Homes in backlog	446	512	(66)	(12.9)%
Avg sales price	$237.6	$253.0	$(15.4)	(6.1)%
Colorado
Dollars	$32,552	$15,638	$16,914	108.2%
Homes in backlog	98	47	51	108.5%
Avg sales price	$332.2	$332.7	$(0.5)	(0.2)%
Central Region Totals
Dollars	$198,851	$184,898	$13,953	7.5%
Homes in backlog	750	718	32	4.5%
Avg sales price	$265.1	$257.5	$7.6	3.0%

East Region
Florida
Dollars	$50,367	$27,839	$22,528	80.9%
Homes in backlog	186	98	88	89.8%
Avg sales price	$270.8	$284.1	$(13.3)	(4.7)%

(1)	Our backlog represented net sales that have not yet closed.

Operating Results
Companywide. Home closing revenue for the three months ended September 30, 2011 decreased $16.3 million or 7.0% when compared to the same period in the prior year, primarily due to the 6.1% decrease in average sales price to $259,000. The price decrease is mainly due to some shift in the mix of our home closings to geographies with lower average prices, as well as the general weakness of the California markets resulting in discounted home prices. During the third quarter of 2011, we experienced an increase in both units and average sales prices for home orders. The 200-unit increase in sales and $10,700 increase in average sales price for the quarter ended September 30, 2011 over the prior year period increased total order value by $61.7 million, or 33.6%. The increases in average sales prices reflect the higher prices earned by our newer closer-in communities and a shift to larger square footage homes with corresponding higher average sales prices in certain markets. The majority of these sales were comprised of move-up buyers who typically buy larger square footage homes at higher price points. The higher sales led to an increase in ending backlog of 158 units or 17.5% as compared to 902 homes at September 30, 2010, also up 66 units from June 30, 2011, ending the quarter with 1,060 units valued at $288.5 million.
Closing units for the nine months ended September 30, 2011 decreased 489 homes or 17.1% over the same period in 2010. Sales volume of 2,656 units in the first nine months of 2011 as compared to 2,670 in the same period of 2010 reflects some improved demand as home orders have held steady throughout the first nine months of the year despite the absence of the federal homebuyer tax credit, which enhanced sales and closings in the first half of 2010.
West. In the third quarter of 2011, home closings in our West Region decreased 27 units or 20.9%, for total revenue of $32.9 million, reflecting more difficult market conditions in the current year, but were stable sequentially, increasing four units or $1.7 million over the second quarter of 2011. Sales in the third quarter of 2011 increased to $43.3 million on 131 units as compared to $31.9 million on 97 units in the same quarter of last year, also increasing 12.9% units sequentially, up from 116 for the second quarter of 2011. The quarter-over-quarter increase was primarily due to the 31.4% increase in average active communities, some of which are selling at above our normal volumes. The increases in year-over-year sales activity led to a 38-unit, or 44.2%, increase in our ending backlog as of September 30, 2011 versus 2010.
For the nine months ended September 30, 2011, home closings in our West Region declined 111 units to 277 closings, resulting in a 30.5% decrease in home closing revenue as compared to the same period in the prior year due to the difficult market conditions previously discussed. Sales in the first nine months of 2011 decreased 27 units or 7.3%, resulting in a reduction of $9.9 million to $109.9 million of sales volume over the same period of 2010. The Region generated an average sales price of $319,600 as compared to $322,900 in 2010.
Central. In the third quarter of 2011, home closings in our Central Region increased 14 units, or 2.2%, offset by a 5.0% decrease in average sales price, for total revenue of $156.9 million, a 2.9% or $4.7 million decrease compared to the third quarter of 2010. Sales pace in the third quarter of 2011 in Texas increased 4.0% as compared to the same period a year ago, while sales in Arizona and Colorado experienced significant improvements of 21.2% and 105.1%, respectively. Colorado had a 13.3% increase in the number of average active communities, and we have been successful in capturing market share with our product offerings and well-located communities. The overall increase in year-over-year sales in the Region resulted in 750 units in backlog, a 4.5% increase from September 30, 2010.
Texas remained our highest volume market in the Region, and the country, during the third quarter of 2011, and experienced modest increases in both sales and closings of 361 and 440 units as compared to 347 and 425 units, respectively, for the same period a year ago. Texas’ active community count decreased slightly in the third quarter as many of our legacy communities are winding down, while some of our new acquisitions are also closing out faster than we are replacing them with additional openings. Arizona orders were also positive with sales of 189 units for the three months ended September 30, 2011 versus 156 for the same period a year ago. Arizona has benefitted from the shift to newer, closer-in communities with larger square footage homes, contributing to a 10.9%, or $27,400 increase in average sales price per home, which aided the overall increase in order dollars for the three months ended September 30, 2011 of $13.5 million. Colorado experienced our best year-over-year trends in sales in the Region, with a 112.0% increase in order dollars and a 105.1% increase in order units. The successful acquisition of new land positions in Colorado, increasing community count, also contributed to the Region’s performance. Colorado contributed 68 closings and $21.5 million of associated revenue, a 70.5% revenue increase over the same period a year ago. Although Texas continues to be an important market for us, the improvement of some of our other markets, particularly Arizona, California and Florida, are causing those markets to comprise a larger portion of our operations.

Year to date, the Region’s revenues experienced a decrease to $458.5 million of closings volume on 1,862 closings, $75.9 million lower than prior year for the reasons discussed above. The increased third quarter sales of 16.2% contributed to the 32-unit and $14.0 million increases in backlog and are evidence of the increasing willingness of buyers in this Region to recognize the value and timing of a home purchase in the current environment.
East. In the third quarter of 2011, home closings in our East Region increased 5 units with a corresponding increase in average sales prices of $14,100, for total revenue of $27.7 million, an 11.0% increase as compared to the third quarter of 2010. The Region’s orders increased to 145 units, or 116.4% for the quarter ended September 30, 2011, with a $16,200 increase in average sales price. The East Region also experienced significant increases in both sales and closings sequentially from the second quarter of 2011. The average price increases are attributed to both the success of new communities opened over the past several quarters that are delivering a high volume of sales and closings, as well as the Region’s introduction of larger home offerings with our Meritage Green features. The Region’s higher sales resulted in an increase in ending backlog to 186 units, or $50.4 million. The Region’s current community supply is primarily comprised of well-located lots purchased in the last several years at reasonable prices, and we believe the lower lot basis, desirability of our locations and the Meritage Green product offering has helped the overall performance of this Region to a greater extent than most of our other markets.
The Region’s home closings for the nine months ended September 30, 2011 generated total revenue of $68.3 million, a 6.4% increase over the same period a year ago, decreasing only 4 units, with an offsetting 8.3% increase in average sales price. Year-to-date orders increased 38.2% to 340 units as compared to the same period one year ago. The same factors that impacted the third quarter performance also impacted the year-to-date results.
Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Home Closing Gross Profit
Total	$38,070	17.5%	$42,561	18.2%	$108,037	17.6%	$133,455	18.4%
Add back Impairments	920		680		2,174		1,526

Adjusted Gross Margin	$38,990	17.9%	$43,241	18.5%	$110,211	17.9%	$134,981	18.6%

West	$5,497	16.7%	$8,241	17.5%	$13,629	15.4%	$21,589	17.0%
Add back Impairments	295		38		552		131

Adjusted Gross Margin	$5,792	17.6%	$8,279	17.5%	$14,181	16.1%	$21,720	17.1%

Central	$27,165	17.3%	$28,616	17.7%	$79,343	17.3%	$98,058	18.3%
Add back Impairments	566		597		1,335		1,350

Adjusted Gross Margin	$27,731	17.7%	$29,213	18.1%	$80,678	17.6%	$99,408	18.6%

East	$5,408	19.5%	$5,704	22.9%	$15,065	22.0%	$13,808	21.5%
Add back Impairments	59		45		287		45

Adjusted Gross Margin	$5,467	19.8%	$5,749	23.1%	$15,352	22.5%	$13,853	21.6%
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

Home closing gross profit slightly decreased to a margin of 17.5% for the quarter ended September 30, 2011 as compared to 18.2% for the quarter ended September 30, 2010. Excluding impairments, gross margins were 17.9% and 18.5% for the quarter ended September 30, 2011 and September 30, 2010, respectively. For the nine months ended September 30, 2011, the gross margin was 17.6% as compared to 18.4% from the same period in the prior year. Excluding the impact of impairments of $2.2 million and $1.5 million in the first nine months of 2011 and 2010, respectively, gross margins were 17.9% and 18.6% for the same periods. Our margin decreases for 2011 as compared to 2010 are due to selected price concessions in certain of our legacy communities, as well as the impact of the overall soft market conditions. Additionally, gross margins are negatively impacted by the reduced construction overhead leverage from a lower volume of home closings in the three- and nine-month periods ended September 30, 2011 as compared to the same periods a year ago. We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.
West. Our West Region home closing gross margin decreased to 16.7% for the three months ended September 30, 2011 from 17.5% in the same period of 2010. For the first nine months of 2011, the gross margin was 15.4% compared to 17.0% in the first nine months of 2010. Excluding impairments, the gross margins in the third quarter of 2011 and 2010 were 17.6% and 17.5%, respectively, and 16.1% and 17.1% for the first nine months of 2011 and 2010. Our California land positions are mostly comprised of new land purchases, and our margins in California for the third quarter increased both sequentially and year over year. However, the northern half of the state experienced weaker results in the first half of this year, resulting in lower year-to-date gross margin in 2011.
Central. The Central Region’s 17.3% home closing gross margin for the three and nine months ended September 30, 2011, decreased from 17.7% and 18.3% in the same periods of 2010. Excluding impairments, gross margins would have been 17.7% and 18.1% for the three months ended September 30, 2011 and September 30, 2010, respectively, and 17.6% and 18.6% for the nine months ended September 30, 2011 and September 30, 2010, respectively. The decrease in margins year over year are primarily due to a mix of closings coming from lower margin projects.
East. This Region experienced home closing gross margins of 19.5% and 22.0% for the three and nine months ended September 30, 2011 as compared to 22.9% and 21.5% for the same periods in the prior year. Excluding impairments, margins would have been 19.8% and 22.5% for the three and nine months ended September 30, 2011 as compared to 23.1% and 21.6% for the same periods in 2010. While margins in this Region remain higher than those in our other markets, they have decreased year over year as a result of mix where more closings in 2011 have come from communities with lower gross margins than those in 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Commissions and Other Sales Costs
Dollars	$19,708	$19,624	$53,876	$58,452
Percent of home closing revenue	9.1%	8.4%	8.8%	8.1%

General and Administrative Expenses
Dollars	$16,466	$15,678	$46,582	$47,100
Percent of total revenue	7.6%	6.7%	7.6%	6.5%

Other Income, Net
Dollars	$876	$654	$2,872	$4,637

Interest Expense
Dollars	$7,517	$8,425	$23,036	$25,273

Loss on Extinguishment of Debt
Dollars	$0	$0	$0	$3,454

(Provision for)/benefit from Income Taxes
Dollars	$(160)	$488	$(560)	$142
Effective tax rate	(5.2)%	66.8%	(6.4)%	1.8%
Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. As a percentage of home closing revenue, these costs increased to 9.1% and 8.8% for the three and nine months ended September 30, 2011 from 8.4% and 8.1% for the three and nine months ended September 30, 2010, respectively. The year-over-year increases as a percentage of revenue are primarily the result of strategically targeted marketing campaigns, including increased investments in alternative marketing channels, such as the internet and social media outlets. In addition, we established a marketing call center this year and have increased marketing efforts related to our Meritage Green product offerings, which continue to attract buyers in today’s difficult selling environment. We continue to focus on regionalizing and nationalizing marketing campaigns in order to gain efficiencies and reduce cost, as well as reduce the number of models and related overhead at our model complexes.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased to $16.5 million in the three months ended September 30, 2011 as compared to $15.7 million in the prior period and decreased to $46.6 million for the nine months ended September 30, 2011 as compared to $47.1 million for the same period a year ago. The increase for the third quarter mainly represents timing differences in legal fees incurred as compared to the same period a year ago, but comparable year-to-date. Due to the decline in revenue and reduced operating leverage, these expenses were 7.6% of total revenue for the three and nine months ended September 30, 2011, as compared to 6.7% and 6.5% for the same periods in 2010. We remain focused on cost control by reducing overhead and consolidating functions at both the regional and corporate levels.
Interest Expense
Interest expense is comprised of interest incurred but not capitalized on our senior and senior subordinated notes. For the three and nine months ended September 30, 2011, our non-capitalizable interest expense was $7.5 million and $23.0 million, respectively, as compared to $8.4 million and $25.3 million for the same periods in the prior year. The decrease in expense year over year is a result of a higher amount of active assets under development included in our inventory that qualify for interest capitalization. We expect our eligible assets under construction to remain below our debt balance for the remainder of 2011 and into 2012, and therefore, that we will continue to incur such interest charges.

Loss on Extinguishment of Debt
During the nine months ended September 30, 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at a 97.567% discount to par value to yield 7.50%. Concurrent with the issuance of the 2020 notes, we repurchased all of our $130 million 7.0% senior notes maturing 2014 and $65 million of our 6.25% senior notes maturing 2015. In connection with these transactions, we recorded a $3.5 million net loss on early extinguishment of debt, which is reflected in our statement of operations for the nine-month period ended September 30, 2010.
Other Income, Net
Other income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who cancelled their purchase contract with us, and (iv) payments or awards related to legal settlements. Other income, net, remained relatively flat for the three months ended September 30, 2011 as compared to the same period last year. The $1.8 million decrease in other income in the nine months ended September 30, 2011 as compared to the same period last year, is mostly attributable to the recognition of cash and certain assets awarded to us in connection with a legal settlement recorded in the first quarter of 2010.
Income Taxes
During the three and nine months ended September 30, 2011, we reported an effective tax rate of (5.2)% and (6.4)% compared to 66.8% and 1.8% for the same periods a year ago. The change in our tax rate is primarily attributable to the Texas franchise tax on our gross margin.
Liquidity and Capital Resources
Overview
Our principal uses of capital for the nine months ended September 30, 2011 were operating expenses, home construction, the payment of routine liabilities, and the acquisition of new and strategic lot positions. We used funds generated by operations to meet our short-term working capital requirements. Throughout the challenging and extended downturn in the housing market, we have focused on generating cash by exiting certain markets and land positions and maintaining margins in our homebuilding operations. These efforts have in turn helped us weather the prolonged downturn while maintaining a strong balance sheet and keeping us poised for future growth.
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and start to grow our lot supply and active community count, replacing older communities that are near close-out and acquiring communities in strategic and attractive locations we deem key to our success. Accordingly, on a go-forward basis, as demand for new homes improves and we begin to expand our business, we expect that cash outlays for land purchases and land development may exceed our cash generated by operations. During the third quarter of 2011, we closed 840 homes, purchased about 1,300 lots for $49.3 million, spent $12.2 million on land development, and started about 977 homes. As one of our initiatives is to manage our lot supply with well-priced lots in strategic submarkets, the opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. Accordingly, we are spending more dollars on land development as we are purchasing more partially finished lots than in recent years.

We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory acquisition and development. We ended the third quarter with $357.2 million of cash and cash equivalents, investments and securities, and restricted cash, a $55.4 million decrease from December 31, 2010. As we have no debt maturities until 2015, we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate more normal margins, as well as for other operating purposes.
In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. In April 2011, we announced our entry into the Raleigh-Durham, North Carolina market. We have since acquired several land parcels in Raleigh-Durham, commenced construction of our model parks and began sales operations in the fourth quarter of 2011. This opportunity expands our footprint into a new market with positive growth potential. The Raleigh-Cary market was ranked as the #1 healthiest homebuilding market for 2011 by Hanley Wood Market Intelligence, a leading industry source, and the neighboring Durham-Chapel Hill market ranked #3. Entry into the Raleigh-Durham area offers us growth opportunities based on a number of positive factors, including a growing employment base, rising median incomes, and affordable cost of living.
Additionally, we continue to evaluate our capital needs in light of ongoing developments in homebuilding markets and our existing capital structure. We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Alternatively, if we believe that we have excess liquidity, we may elect to either repurchase our debt or outstanding equity.
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At	At
	September 30, 2011	December 31, 2010
Senior and senior subordinated notes	$606,252	$605,780
Stockholders’ equity	497,709	499,995

Total capital	$1,103,961	$1,105,775
Debt-to-capital (1)	54.9%	54.8%

Senior and senior subordinated notes	$606,252	$605,780
Less: cash and cash equivalents, restricted cash, and investments and securities	(357,209)	(412,642)

Net debt	249,043	193,138
Stockholders’ equity	497,709	499,995

Total capital	$746,752	$693,133
Net debt-to-capital (2)	33.4%	27.9%

(1)	Debt-to-capital is computed as senior and senior subordinated notes divided by the aggregate of total senior and senior subordinated notes and stockholders’ equity.

(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

Covenant Compliance
We were in compliance with all senior and subordinated note covenants as of the quarter ended September 30, 2011. In order to be out of compliance with the ratio requirement, we would need to fail both the Fixed Charge Coverage and Leverage Ratios, not just one ratio independently. A failure to meet both the Fixed Charge Coverage and Leverage Ratio is not a default but rather results in a prohibition (subject to exceptions) from incurring additional indebtedness only. Our actual Fixed Charge Ratio and Leverage Ratio as of September 30, 2011 are reflected in the table below:

Financial Covenant:	Covenant Requirement	Actual
Fixed Charge Coverage	> 2.00	1.13
Leverage Ratio	< 3.00	1.29
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
Seasonality
We typically experience seasonal variations in our quarterly operating results and capital requirements. Historically, we sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although under the current economic conditions, it is difficult to determine when these historical seasonal trends will resume.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include statements concerning our perceptions that the homebuilding cycle may have reached a bottom; we will continue to see overall positive comparative trends in sales and backlog in the fourth quarter of 2011; the impact of the national economy on the homebuilding industry in general, and our results specifically; our intention to hold our investments and securities to maturity; our strategic initiatives; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements, whether certain guarantees relating to our joint ventures will be triggered, whether certain guarantees are recourse to us, and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in the remainder of 2011 and beyond, and that we expect our cash outlays for land purchases may exceed our cash generated by operations as we expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise); the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and our legal positions and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings (including tax audits and the joint venture litigation relating to our joint venture in Las Vegas, Nevada) we are involved in; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs and gross margins and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; the extent and magnitude of our exposure to defective Chinese drywall and the sufficiency of our reserves relating thereto; we will continue to incur interest direct interest expense (versus capitalizing and amortizing through cost of closings); our strategy to focus on regionalizing and nationalizing marketing campaigns; our new communities will help us achieve profitability on lower closing volumes; the sufficiency of our reserves and our support for our uncertain tax filings positions; the portion of our total interest costs that will be capitalized versus expensed as incurred; our intentions regarding the payment of dividends and the use of derivative contracts; the impact of seasonality; and our future compliance with debt covenants.
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
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income and would also increase our variable rate borrowing costs, if any. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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
We are involved in various routine legal and regulatory proceedings, including claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At September 30, 2011, we had approximately $10.2 million in legal and settlement cost reserves relating to claims that we believe are probable and where the potential expenditure can be reasonably estimated. Additionally, $26.1 million of warranty costs are reserved for warranty work and claims and potential construction defects. Historically, most warranty claims and disputes are resolved prior to litigation. We believe there are not any pending matters that could have a material adverse impact upon our consolidated financial condition, our results of operations, our cash flows or our consolidated financial condition.
Joint Venture Litigation
Since 2008, we have been a defendant in a lawsuit initiated by the lender group regarding a large Nevada-based land acquisition and unconsolidated development joint venture in which the lenders are seeking damages on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP)). While our interest in this joint venture is comparatively small, totaling 3.53%, we are vigorously defending and otherwise seeking resolution of these actions. We are the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance of our second and final takedown, and we contend, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees (including the “springing” repayment guarantee discussed below).
Additionally, three of the lenders in the lender group filed a Chapter 11 involuntary bankruptcy petition against the joint venture in the United States Bankruptcy Court, District of Nevada, (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On February 3, 2011, the Bankruptcy Court entered an order for relief and appointed a trustee to manage the ongoing operations of the venture. We believe the initiation of the involuntary bankruptcy by the lenders was done to allow them to contend that the springing repayment guarantee was triggered, which we believe is not legally supportable. As a result of the order for relief granted by the Bankruptcy Court, the other builder joint venture partners (who failed to make their takedowns, who without lender approval voted to defer their takedowns and who over Meritage’s objection refused to authorize an interest payment to the lender) have entered into a settlement arrangement with the lenders, which is embodied in a Bankruptcy Plan that was approved by the Bankruptcy Court on October 26, 2011. We declined to participate in that settlement arrangement as we contend that any resolution involving us would need to recognize and account for, among other things: (a) our defenses, claims and offsets related to the wrongful rejection of our performance of our second and final takedown, (b) the significant decrease in the value of our second takedown parcel since the time of the wrongful rejection of our attempt to purchase that parcel in April 2008; (c) the costs we have incurred as a result of the resulting actions involving the joint venture, the non-performing partners and the lenders, and (d) our belief that the lenders did not have the ability to trigger the repayment guarantee by filing the involuntary bankruptcy.
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
As a result, on August 19, 2011, we filed a lawsuit in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) against JP Morgan Chase Bank, NA regarding the repayment guarantee and their breach of our contract resulting from their refusal to release the lenders’ lien in connection with our attempt to purchase our second and final takedown. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding the same issues that are the subject of the lawsuit we filed in Ohio.

On October 26, 2011, the Bankruptcy Court approved the South Edge Bankruptcy Plan, which, among other things, provided for the conveyance of the project owned by South Edge and the lenders to an entity owned by KB Home, Toll Brothers, Pardee Homes and Beazer Homes, who were the four settling builders. That Plan also provided for the assignment of the lenders’ repayment guarantee claim against us to the four settling builders who agreed to assume the risk of collection related to that claim.
In a separate lawsuit related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims (the “Focus Lawsuit”). On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award approximately $37 million of damages to one member on other claims. The parties involved have jointly appealed the arbitration panel’s decision (we have also appealed on independent grounds) to the United States Courts of Appeal for the Ninth Circuit, Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562), and the case is pending. We separately appealed this ruling because we believe the arbitration panel did not have the authority to award damages against us as the ruling included a specific finding that the action of the other builder members to defer takedowns (over our objection and our contrary vote), was wrongful and was the cause of the damages at issue. In connection with the bankruptcy proceedings, the four settling builders settled with Focus and have taken an assignment of Focus’ arbitration award.
As a result of the Bankruptcy Plan and the related settlement between the four settling builders and Focus, it is currently anticipated that we will be litigating the repayment guarantee claim against JP Morgan and the four settling builders, and we will be litigating the arbitration appeal against the four settling builders.
Our 3.53% investment in the venture has been previously fully impaired.
In connection with these on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for both potential settlements and legal costs. The amount we have reserved is less than the aggregate amount of our guarantees and our pro rata share of the damage claim awarded in the arbitration proceeding that is currently subject to appeal, because it takes into account: (i) defenses we believe we possess, many of which are unique to our position in the venture as the only performing builder venture partner, as well as (ii) claims we may have against our co-venturers and the lenders. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition.
Chinese Drywall Litigation
Owners of 15 Florida homes constructed by us are plaintiffs and have made claims against us in the pending Multi-District Litigation in the United States District Court, New Orleans, Louisiana, based on allegations that their homes contain defective Chinese drywall. We have entered into agreements with 11 of those homeowner plaintiffs, pursuant to which we will repair their homes and be released from property damage liability associated with defective Chinese drywall in those homes. We have also been named as a defendant in an Omnibus Complaint filed on February 7, 2011 in the Multi-District Litigation by numerous homeowners, including two owners of homes constructed by Meritage in the Houston, Texas area who contend their homes contain defective Chinese drywall. Among the approximately six total homeowner plaintiffs in the Multi-District Litigation with whom we do not yet have a repair work authorization and release, their claims allege a variety of property and personal injury damages and seek legal and equitable relief, medical monitoring and legal fees. The remaining Chinese drywall warranty reserves we have accrued as of September 30, 2011 include costs associated with the repair of these and other homes affected by defective Chinese drywall.

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
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended September 30, 2011.
On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of September 30, 2011, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.
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

Item 6.	Exhibits

Exhibit		Page or
Number	Description	Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101	The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. *

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 1st day of November 2011.

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
101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. *

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