Form 10-Q
period 2012-03-31
Meritage Homes CORP
filed 2012-05-03
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common shares outstanding as of May 1, 2012: 32,748,887

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$90,603	$173,612
Investments and securities	173,955	147,429
Restricted cash	12,229	12,146
Other receivables	14,884	14,932
Real estate	868,034	815,425
Real estate not owned	1,025	0
Deposits on real estate under option or contract	15,028	15,208
Investments in unconsolidated entities	11,389	11,088
Property and equipment, net	13,733	13,491
Intangibles, net	1,565	1,571
Prepaid expenses and other assets	15,169	16,476

Total assets	$1,217,614	$1,221,378

Liabilities:
Accounts payable	$39,214	$37,735
Accrued liabilities	72,775	79,464
Home sale deposits	11,240	8,858
Liabilities related to real estate not owned	952	0
Senior and senior subordinated notes	606,567	606,409

Total liabilities	730,748	732,466

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2012 and December 31, 2011	0	0
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,639,337 and 40,377,021 shares at March 31, 2012 and December 31, 2011, respectively	406	404
Additional paid-in capital	481,545	478,839
Retained earnings	193,688	198,442
Treasury stock at cost, 7,891,250 shares at March 31, 2012 and December 31, 2011	(188,773)	(188,773)

Total stockholders’ equity	486,866	488,912

Total liabilities and stockholders’ equity	$1,217,614	$1,221,378

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Home closing revenue	$204,022	$177,489
Land closing revenue	328	100

Total closing revenue	204,350	177,589

Cost of home closings	(168,616)	(146,445)
Cost of land closings	(205)	(91)
Real estate impairments	(293)	(664)

Total cost of closings and impairments	(169,114)	(147,200)

Home closing gross profit	35,113	30,380
Land closing gross profit	123	9

Total closing gross profit	35,236	30,389
Commissions and other sales costs	(18,977)	(15,315)
General and administrative expenses	(14,721)	(15,126)
Earnings from unconsolidated entities, net	1,423	908
Interest expense	(7,371)	(8,023)
Other (loss)/income, net	(164)	723

Loss before income taxes	(4,574)	(6,444)
Provision for income taxes	(180)	(215)

Net loss	$(4,754)	$(6,659)

Loss per common share:
Basic and diluted	$(0.15)	$(0.21)
Weighted average number of shares:
Basic and diluted	32,634	32,260

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,754)	$(6,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,693	1,756
Real-estate-related impairments	293	664
Stock-based compensation	1,653	1,713
Equity in earnings from unconsolidated entities	(1,423)	(908)
Distributions of earnings from unconsolidated entities	1,252	1,188
Other operating expenses	20	406
Changes in assets and liabilities:
Increase in real estate	(52,722)	(19,232)
Decrease/(increase) in deposits on real estate under option or contract	99	(29)
Decrease/(increase) in receivables and prepaid expenses and other assets	1,355	(1,540)
Decrease in accounts payable and accrued liabilities	(5,210)	(3,484)
Increase in home sale deposits	2,382	1,562

Net cash used in operating activities	(55,362)	(24,563)

Cash flows from investing activities:
Investments in unconsolidated entities	(130)	(138)
Purchases of property and equipment	(2,336)	(1,431)
Proceeds from sales of property and equipment	350	3
Maturities of investments and securities	50,000	85,000
Payments to purchase investments and securities	(76,503)	(59,908)
Increase in restricted cash	(83)	(926)

Net cash (used in)/provided by investing activities	(28,702)	22,600

Cash flows from financing activities:
Proceeds from stock option exercises	1,055	1,518

Net cash provided by financing activities	1,055	1,518

Net decrease in cash and cash equivalents	(83,009)	(445)
Cash and cash equivalents at beginning of period	173,612	103,953

Cash and cash equivalents at end of period	$90,603	$103,508

See supplemental disclosures of cash flow information at Note 9.

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization. Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the western and southern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have operations in three regions: West, Central and East, which are comprised of seven states: Arizona, Texas, California, Nevada, Colorado, Florida and North Carolina. In 2011, we announced our expansion into Raleigh-Durham, North Carolina, and within Florida through entry into the Tampa market and the wind-down of our operations in Nevada. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, although we also operate as Monterey Homes in Arizona and Texas. At March 31, 2012, we were actively selling homes in 150 communities, with base prices ranging from approximately $105,000 to $683,000.

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments, which only include normal recurring adjustments, necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $21.4 million and $13.1 million are included in cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively. Included in our balance as of March 31, 2012 are $15.8 million of money market funds that are invested in short term (three months or less) government securities.

Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letters of credit is $40 million. Our restricted cash accounts invest in money market accounts and United States Government securities, totaling $12.2 million and $12.1 million at March 31, 2012 and December 31, 2011, respectively.

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

Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, capitalized direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis, while selling costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, an accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate construction and land costs.

Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be shorter.

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

Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are not deemed fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold. Impairments are charged to cost of home closings in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute our fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:

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

These local circumstances may significantly impact our assumptions and the resulting computation of fair value and are, therefore, closely evaluated by our division personnel in their generation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community. In certain cases, we may elect to stop development of an existing community (mothball) if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a project, we will impair it to its fair value as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. No costs are capitalized to communities that are designated as mothballed. Quarterly, we review all communities, including mothballed communities, for potential impairments.

For our land held for future development and our mothballed communities, our inventory assessments typically include highly subjective estimates for future performance, including the timing of development, the product to be offered, sales rates and selling prices of the product when the community is anticipated to open for sales, and the projected costs to develop and construct the community. We evaluate various factors to develop our forecasts, including the availability of and demand for homes and finished lots within the marketplace, historical, current and future sales trends, and third-party data, if available. Based on these factors, we reach conclusions for future performance based on our judgment.

Option deposits and pre-acquisition costs. We also evaluate assets associated with future communities for impairments on a quarterly basis. Using similar techniques described in the Existing and continuing communities section above, we determine if the income to be generated by our future communities is acceptable to us. If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required. In cases where we decide to abandon a project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur. In certain circumstances, we may elect to continue with a project because it is expected to generate positive cash flows, even though it may not be generating an accounting profit. In such cases, we will impair our pre-acquisition costs and deposits, as necessary, and record an impairment to bring the carrying value to fair value. Refer to Note 2 of these consolidated financial statements for further information regarding our impairments.

Deposits. Deposits paid related to land options and purchase contracts are capitalized when incurred and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. As our exposure associated with these non-refundable deposits is usually limited to the deposit amount, since the acquisition contracts typically do not require specific performance, we do not consider the options to be a contractual obligation to purchase the land. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $15.0 million and $15.2 million as of March 31, 2012 and December 31, 2011, respectively.

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

In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities. These guarantees can be classified into two categories: (i) Repayment Guarantees and (ii) Completion Guarantees, described in more detail below. Additionally, we have classified a guarantee related to our minority ownership in the South Edge joint venture separately, as the venture’s lender group has initiated litigation to enforce that guarantee.

(In thousands)	At March 31, 2012	At December 31, 2011
Repayment guarantees	$346	$346
Completion guarantees (1)	0	0
South Edge guarantee (2)	13,243	13,243

Total guarantees	$13,589	$13,589

(1)	As our completion guarantees are typically backed by funding from a third party, we believe these guarantees do not represent a potential cash obligation for us, as they require only non-financial performance.
(2)	As discussed in Note 11, we dispute the enforceability of this guarantee, and ultimate resolution of this matter will be addressed through litigation and/or settlements.

Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of March 31, 2012 and December 31, 2011 is presented in the table above (excluding any potential recoveries from the joint venture’s land assets).

Completion Guarantees. If there is development work to be completed, we and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders. These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims. A part of our project acquisition due diligence process is to determine potential environmental risks and generally we or the joint venture entity obtain an independent environmental review. Per the guidance of ASC460-10, Guarantees, we believe these guarantees are either not applicable or not material to our financial results.

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

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. Except as noted below and in Note 11 to these consolidated financial statements, as of March 31, 2012 and December 31, 2011, we did not have any such reserves.

See Note 11 regarding outstanding litigation for one of our joint ventures and corresponding reserves.

Off-Balance Sheet Arrangements — Other. We typically acquire lots from various development entities pursuant to option and purchase agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for further discussion.

We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to option deposits and the development of our projects and other corporate purposes. Letters of credit to guarantee our performance of certain development and construction activities are generally posted in lieu of cash deposits on our option contracts. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities, as bonds are generally not released until all development activities are complete. In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer. We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon. The table below outlines our letter of credit and surety bond obligations (in thousands):

	March 31, 2012		December 31, 2011
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$0	$0	$1,594	$32
Sureties related to owned projects and lots under contract	62,923	41,249	65,921	37,252

Total sureties	$62,923	$41,249	$67,515	$37,284

Letters of Credit (“LOCs”):
LOCs for land development	6,633	N/A	6,451	N/A
LOCs for general corporate operations	4,550	N/A	4,960	N/A

Total LOCs	$11,183	N/A	$11,411	N/A

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At March 31, 2012	At December 31, 2011
Accruals related to real-estate development and construction activities	$11,098	$11,048
Payroll and other benefits	10,240	13,535
Accrued taxes	3,228	3,075
Warranty reserves	21,705	23,136
Other accruals	26,504	28,670

Total	$72,775	$79,464

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. With the assistance of an actuary for the structural-related warranty, we have estimated these reserves based on the number of home closings and historical data and trends for our communities. We also use industry averages with respect to similar product types and geographic areas in markets where our experience is not robust enough to facilitate a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$23,136	$29,265
Additions to reserve from new home deliveries	1,531	1,257
Warranty claims	(2,962)	(2,923)
Adjustments to pre-existing reserves	0	(389)

Balance, end of period	$21,705	$27,210

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

During the first quarter of 2009, we became aware that a limited number of the homes we constructed were exhibiting symptoms typical of defective Chinese drywall. Defective Chinese drywall is an industry-wide issue that has affected many homebuilders. As of March 31, 2012, we have confirmed that approximately 100 homes we built in 2005 and 2006 were constructed using defective Chinese drywall installed by subcontractors. Of those homes, approximately 90 are located in Florida and the remaining homes are located in the Houston, Texas area. We are continuing to conduct investigations to determine if other Texas and/or Florida homes are impacted, although it currently appears at this time that additional exposure is limited. As of March 31, 2012, we have completed the repair of 83 homes and are in the process of repairing approximately 10 additional homes. We are continuing to seek the necessary authorizations to repair the remaining homes. The warranty reserves we have recorded as of March 31, 2012 include reserves that we believe are sufficient to complete our repair of the remaining affected homes and the resulting damage related to defective Chinese drywall. If it is determined in the future that there are other homes containing defective Chinese drywall, it may be necessary to increase our warranty reserves. We have received reimbursement for a significant portion of the costs we have incurred or expect to incur related to defective Chinese drywall from a manufacturer and supplier of the defective drywall and from our general liability insurance carrier, and we continue to seek reimbursement of the remainder of such costs.

Recently Issued Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 became effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have any effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements or disclosures, because our net income equals our comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles — Goodwill and Other — Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 became effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have any impact on our consolidated financial statements or disclosures as we do not have any goodwill.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At March 31, 2012	At December 31, 2011
Homes under contract under construction (1)	$133,930	$101,445
Unsold homes, completed and under construction (1)	91,301	97,246
Model homes (1)	53,265	49,892
Finished home sites and home sites under development (2)	498,645	467,867
Land held for development (2)(3)	68,242	69,067
Land held for sale	22,651	29,908

	$868,034	$815,425

(1)	Includes the allocated land and land development costs associated with each lot for these homes.
(2)	Includes communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are also expensed as incurred.

(3)	Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin or resume in the future. In these cases, we may have chosen not to currently develop certain land holdings as they typically represent a portion of a large land parcel that we plan to build out over several years.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed fully recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling or holding the land for sale. Based on these reviews of all our communities, we recorded the following contract termination and real-estate impairment charges during the three-months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Terminated option/purchase contracts and related pre-acquisition costs:
West	$0	$0
Central	83	0
East	0	0

Total	$83	$0

Real estate inventory impairments (1):
West	$126	$200
Central	72	335
East	12	129

Total	$210	$664

Total impairments:
West	$126	$200
Central	155	335
East	12	129

Total	$293	$664

(1)	Included in the real estate inventory impairments are impairments of individual homes, both completed and under construction, in a community where the underlying lots in the community were not also impaired. For the three months ended March 31, 2012 and 2011, all real-estate inventory impairments are comprised of individual home impairments, and there were no community-level impairments.

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

	Three Months Ended March 31,
	2012	2011
Capitalized interest, beginning of period	$14,810	$11,679
Interest incurred	10,847	10,849
Interest expensed	(7,371)	(8,023)
Interest amortized to cost of home, land closings and impairments	(2,378)	(2,196)

Capitalized interest, end of period (1)	$15,908	$12,309

(1)	Approximately $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of March 31, 2012 and December 31, 2011.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

We enter into option and purchase agreements for land or lots as part of our normal course of business. These option and purchase agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and holdings and allow us to better maximize our liquidity.

Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all option and purchase agreements for land to determine whether they are a VIE. ASC 810, Consolidations, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations. At March 31, 2012 and December 31, 2011, we had $1.0 million and $0, respectively, of assets identified as “Real estate not owned”.

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

In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. If we are the land developer, we are also at risk for costs over budget related to land development on property we have under option. In these cases, we have typically contracted to complete development at a fixed market cost on behalf of the land owner and any budget savings or shortfalls are borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option or contract at March 31, 2012 (dollars in thousands):

	Number of Lots	Purchase Price	Option/Earnest Money Deposits Cash
Option and purchase contracts recorded on balance sheet as Real estate not owned	22	$1,025	$73
Option and purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,456	132,772	14,227
Option and purchase contracts not recorded on balance sheet — refundable deposits, committed	520	20,414	270

Total committed (on and off balance sheet)	2,998	154,211	14,570

Total option and purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	1,266	30,313	531

Total lots under option or contracts	4,264	184,524	15,101

Total option contracts not recorded on balance sheet	4,242	$183,499	$15,028	(3)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.
(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.
(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of March 31, 2012.

Generally, our options to purchase lots remain effective as long as we purchase a pre-established minimum number of lots periodically, as determined by the terms of the respective agreement. In nearly all of our option contracts, we have the right not to exercise our option to purchase the lots and forfeit our deposit without further consequences. Accordingly, we do not consider the lot purchase price to be a firm contractual obligation. The pre-established number of lot purchases is typically structured to approximate our expected rate of home construction starts.

NOTE 4 — SENIOR AND SENIOR SUBORDINATED NOTES

Senior and senior subordinated notes consist of the following (in thousands):

	At March 31, 2012	At December 31, 2011
6.25% senior notes due 2015. At March 31, 2012 and December 31, 2011, there was approximately $416 and $451 in unamortized discount, respectively	$284,584	$284,549
7.731% senior subordinated notes due 2017	125,875	125,875
7.15% senior notes due 2020. At March 31, 2012 and December 31, 2011, there was approximately $3,892 and $4,015 in unamortized discount, respectively	196,108	195,985

	$606,567	$606,409

The indentures for our 6.25% senior notes and 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of March 31, 2012, we believe we were in compliance with our covenants. The indenture for our 7.15% senior notes contains covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indentures for the 6.25% senior notes and 7.731% senior subordinated notes.

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

See Note 12 for additional discussion regarding our senior and senior subordinated notes.

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

If the only observable inputs are from inactive markets or for transactions which the company evaluates as “distressed”, the use of Level 1 inputs should be modified by the company to properly address these factors, or the reliance of such inputs may be limited, with a greater weight attributed to Level 3 inputs. Refer to Notes 1 and 2 for additional information regarding our valuation of these assets.

A summary of our long-lived real-estate assets re-measured at fair value as of and during the quarters ended March 31, 2012 and 2011 is as follows (in thousands):

		Three Months Ended March 31,
	Hierarchy	2012	2011 (2)
Description:
Adjusted Basis of Long-Lived Real Estate Assets (1)	Level 3	$5,213	$7,754
Impairments		$293	$664
Initial Basis of Long-Lived Real Estate Assets		$5,506	$8,418

(1)	The fair values in the table above represent only those real estate assets whose carrying values were adjusted in the respective period.
(2)	The carrying values for these real-estate assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

Financial Instruments. The fair value of our fixed-rate debt is considered a Level 2 valuation in the hierarchy for fair value measurement and is derived from quoted market prices by independent dealers and is as follows (in thousands):

	March 31, 2012		December 31, 2011
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
Financial Liabilities:
6.25% senior notes	$285,000	$288,734	$285,000	$278,588
7.731% senior subordinated notes	$125,875	$120,211	$125,875	$110,770
7.15% senior notes	$200,000	$205,760	$200,000	$190,000

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 6 — LOSS PER SHARE

Basic and diluted loss per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic and diluted weighted average shares outstanding (1)	32,634	32,260

Net loss	$(4,754)	$(6,659)

Basic and diluted loss per share	$(0.15)	$(0.21)

Antidilutive stock options not included in the calculation of diluted income per share	1,610	1,880

(1)	For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by GAAP because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 7 — STOCK-BASED COMPENSATION

We have a stock compensation plan, the Meritage Stock Option Plan (the “Plan”), that was adopted in 2006, and superceded a prior stock compensation plan that has been amended from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 7,750,000 shares of common stock, of which 240,572 shares remain available for grant at March 31, 2012. In addition, our Board of Directors approved an amendment to the Plan to increase the number of available shares by 1,200,000. This amendment is subject to stockholder approval at our 2012 annual meeting of stockholders on May 25, 2012. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are usually granted with either a three-year or five-year ratable vesting period or with a three-year cliff vesting for performance-based awards.

Compensation cost related to stock-based compensation arrangements granted under the Plans are recognized on a straight-line basis over the remaining respective vesting periods. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense	$1,653	$1,713
Non-vested shares granted	349,250	343,750
Performance-based non-vested shares granted	56,250	56,250
Stock options exercised	68,700	97,050
Restricted stock awards vested (includes performance-based awards)	193,616	152,067

The expense associated with the performance-based non-vested shares will only be recognized when it is determined to be probable that the target performance thresholds will be met and the shares will vest. We did not grant any stock option awards during the three months ended March 31, 2012 or March 31, 2011. The following table includes additional information regarding our Plans (dollars in thousands):

	As of
	March 31, 2012		December 31, 2011
Unrecognized stock-based compensation cost	$15,203		$9,058
Weighted average years remaining vesting period	2.73		2.05
Total equity awards outstanding	1,825,867	(1)	1,738,533

(1)	Includes vested and unvested options outstanding and unvested restricted stock awards

NOTE 8 — INCOME TAXES

Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Federal	$0	$0
State	(180)	(215)

Total	$(180)	$(215)

Due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), the effective tax rates in 2012 and 2011 are not meaningful as there is no correlation between effective tax rates and the amount of pre-tax income or losses for those periods.

At March 31, 2012 and December 31, 2011, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Given the downturn in the homebuilding industry over the past several years, the degree of the economic recession, the instability and deterioration of the financial markets, and the resulting uncertainty in projections of our future taxable income, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets because at March 31, 2012 we have determined that the weight of the negative evidence exceeds that of the positive evidence at this time.

At March 31, 2012 and December 31, 2011, we had a valuation allowance against deferred tax assets as follows (in thousands):

	March 31, 2012	December 31, 2011
Federal	$71,712	$70,228
State	23,476	23,897

Total Valuation Allowance	$95,188	$94,125

Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years and expire in 2030. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2012. Deferred tax assets include both tax-effected federal and state NOL carryforwards. On an ongoing basis, we will continue to review all available evidence for sufficient taxable income in future periods to determine when we expect to realize our deferred tax assets and NOL carryovers.

At March 31, 2012, we have income taxes payable of $2.3 million, which primarily consists of current state tax accruals as well as tax and interest amounts that we expect to pay within one year for having amended a prior-year federal tax return. This amount is recorded in accrued liabilities in the accompanying balance sheet at March 31, 2012. The federal loss carryback period is two years for our 2012 fiscal year and there is no available taxable income in the two-year carryback period for us to utilize any tax loss generated during 2012.

We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2007. We are not subject to any federal or state income tax examination at this time.

The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of March 31, 2012, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment helps us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.

NOTE 9 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash paid during the period for:
Interest, net of interest capitalized	$7,863	$8,153
Income taxes	$2	$2
Non-cash operating activities:
Real estate not owned	$1,025	$(866)

NOTE 10 — OPERATING AND REPORTING SEGMENTS

As defined in ASC 280-10, Segment Reporting, we have seven operating segments (the seven states in which we operate). These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our operating segments into reporting segments based on similar long-term economic characteristics and geographical proximity. Our reporting segments are as follows:

West: California and Nevada

Central: Texas, Arizona and Colorado

East: Florida and North Carolina

Management’s evaluation of segment performance is based on segment operating income/(loss), which we define as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation,” to the consolidated financial statements in our 2011 Annual Report on Form 10-K. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The following is our segment information (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue (1):
West	$34,502	$24,150
Central	132,178	132,506
East	37,670	20,933

Consolidated total	204,350	177,589

Operating income/(loss) (2):
West	186	(984)
Central	3,371	4,226
East	2,806	2,237

Segment operating income	6,363	5,479
Corporate and unallocated (3)	(4,825)	(5,531)
Earnings from unconsolidated entities, net	1,423	908
Interest expense	(7,371)	(8,023)
Other (loss)/income, net	(164)	723

Loss before income taxes	$(4,574)	$(6,444)

(1)	Revenue includes the following land closing revenue, by segment: three months ended March 31, 2012 — $328,000 in the Central Region; three months ended March 31, 2011 — $100,000 in the Central Region.
(2)	See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.
(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the reporting segments.

	At March 31, 2012
	West	Central	East	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$3,366	$10,759	$903	$0	$15,028
Real estate	208,063	558,016	101,955	0	868,034
Investments in unconsolidated entities	176	10,593	12	608	11,389
Other assets	12,968	113,899	10,534	185,762	323,163

Total assets	$224,573	$693,267	$113,404	$186,370	$1,217,614

	At December 31, 2011
	West	Central	East	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$3,216	$11,158	$834	$0	$15,208
Real estate	207,656	529,885	77,884	0	815,425
Investments in unconsolidated entities	176	10,245	14	653	11,088
Other assets	8,911	90,532	8,842	271,372	379,657

Total assets	$219,959	$641,820	$87,574	$272,025	$1,221,378

(1)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable. We evaluate our litigation reserves at least quarterly and, as appropriate, adjust them to reflect (i) facts and circumstances known to us at the time; (ii) advice and analyses of outside counsel (if applicable); and (iii) assumptions and judgment of management. We have reserved approximately $9.0 million related to litigation and asserted claims where our ultimate exposure is considered probable and the potential loss can be reasonably estimated, which is classified within accrued liabilities, “other” accruals, on our March 31, 2012 balance sheet. Additionally, we have $21.7 million of warranty reserves, primarily relating to general customer warranty claims and the correction of home construction defects. Historically, most of these matters are resolved prior to litigation. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations, or cash flows.

Joint Venture Litigation

We are a defendant in a lawsuit filed by the lenders related to a project known as “South Edge” or “Inspirada”. We are also an appellant of an appeal relating to an arbitration proceeding instituted by a co-venturer in the project and a party to a demand for arbitration made by an entity controlled by co-venturers, which demands were made on behalf of bankrupt South Edge, LLC. The project involves a large master-planned community located in Henderson, Nevada, which was acquired by an unconsolidated joint venture with capital supplied by the co-venturers, and a syndicated loan on the project. In connection with the loans obtained by the venture, we provided a narrowly crafted repayment guarantee that could only be triggered upon a “bankruptcy event”. That guarantee covers our 3.53% pro rata amount of the project financing.

On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy. On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the lenders triggered the “springing” repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we will be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding the same issues addressed in the Ohio litigation. On October 26, 2011, the Bankruptcy Court approved a Plan that, among other things, provides for the project to be conveyed to an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) and pursuant to which, the lenders’ repayment guarantee claim is being pursued by those four builders and pursuant to which a separate arbitration claim was assigned to and is being pursued by those four builders and, as a result, it is anticipated that the pending lawsuits regarding the repayment guarantee claim will be litigated between those four builders, JP Morgan, and us, and the arbitration appeal claim will be litigated between those four builders and us.

In March 2012, Inspirada Builders, LLC, as Estate Representative of South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. seeking: (1) $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for an alleged failure to pay the amounts Meritage Homes of Nevada fully tendered but South Edge rejected in April 2008; and (2) $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (the new owner of the project and which is owned by the four builders identified above). The $13.5 million component of this claim represents the same guarantee that is the subject of the above described pending $13.2 million repayment guarantee litigation between us and JP Morgan. In connection with the on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for these matters. The amount we have reserved is less than the aggregate amount of our repayment guarantee and our pro rata share of a damage claim entered in the arbitration proceeding that is currently subject to appeal, because it takes into account: (i) defenses we believe we possess, many of which are unique to our position in the venture, as well as (ii) potential claims, defenses and offsets we have against the joint venture, the lenders, and our co-venturers. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition. See Part II, Item 1, Legal Proceedings, for additional discussion regarding these proceedings.

NOTE 12 — SUBSEQUENT EVENTS

On April 10, 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022 (“2022 Notes”). The 2022 Notes bear interest at 7.00% per annum, payable on April 1 and October 1 of each year, commencing on October 1, 2012.

Concurrent with the offering, through a tender offer, we repurchased an aggregate principal amount of approximately $259.0 million of our 6.25% Senior Notes due 2015 (“2015 Notes”). We also repurchased an aggregate principal amount of approximately $26.1 million of our 7.731% Senior Notes due 2017. We intend to retire the remaining approximate $26.0 million, untendered 2015 Notes through a call for redemption in May 2012, and have provided notice of such call to the holders of the 2015 Notes. The debt redemption transactions will result in approximately $5.5 million of expense in the second quarter of 2012 attributable to the early extinguishment of debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

During the three months ended March 31, 2012, we reported positive year-over-year results in our sales, closings and backlog. We believe the improvements are being driven by improved consumer sentiment and continued excellent housing affordability, as well as significant decreases in existing housing inventory levels in most of our markets. Nevertheless, the resale market continues to be our biggest competition; however, we feel we successfully differentiate ourselves from these homes through our energy efficient offerings, innovative technology, ability to personalize our homes and by providing a home warranty.

We recorded our strongest sales order value since 2008, and assuming a continued economic recovery, we anticipate that the remainder of 2012 will result in overall positive comparative year-over-year trends in sales and backlog, which we expect to translate to higher closings year over year. We have also experienced an increase in our average sales per community in the first quarter of 2012 of 29.3% versus the same period in 2011, which in addition to overall improving demand, we attribute to our investments in new communities in more desirable submarkets. As buyer demand has strengthened, we have been able to initiate modest price increases in many communities, which we expect will improve our bottom-line results. We continue to work on streamlining operations that we believe will help us achieve profitability as the year progresses.

Summary Company Results

In the first quarter of 2012, we achieved significant improvements in sales, closings and backlog year over year. Aided by a higher beginning backlog at the start of 2012 and coupled with increased sales in the first three months, we believe our first quarter results are indicative of increased demand and consumer confidence, which should translate into higher profitability throughout the year. As interest rates and selling prices are still attractively low and while our current operating results indicate a recovering and stronger housing market, we recognize that we are still operating in a volatile economic environment and are cautiously optimistic about our future operational outlook. We believe the housing market will continue to gradually strengthen to the extent the overall economy continues to improve.

Total home closing revenue was $204.0 million for the three months ended March 31, 2012, increasing 14.9% from the same period last year. The increase in closings of 81 units was further aided by a 2.7% increase in average sales price of $7,000. We reported net loss of $4.8 million for the three months ended March 31, 2012, as compared to net loss of $6.7 million for the same period in 2011. Although closings increased over the prior year, we still did not generate sufficient closing volume and gross profit to fully cover our overhead costs. Our first quarter closings are typically our lowest due to seasonality, and based on our historical trends and our high ending backlog, we expect improved results for the remainder of 2012.

At March 31, 2012, our backlog of $353.2 million reflects an increase of 44.2% or $108.2 million when compared to the backlog at March 31, 2011. The backlog improvement reflects a 36.2% increase in unit sales in the first quarter, as well as higher average sales prices on homes sold of 2.6% for the quarter as compared to the same period a year ago. In the first quarter of 2012, we were also able to maintain our low cancellation rate on sales orders at 15% of gross orders as compared to 17% in the same period a year ago.

Company Actions and Positioning

Over the last several years and continuing through the stabilization of the homebuilding market, which we believe is currently underway, we remain focused on our main goals of generating profit and maintaining a strong balance sheet. In order to meet these goals, over the past several years we began and continue to execute on the following initiatives:

•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers’ demands in each community, tailoring our pricing, product and amenities offered;

•

Continuing to innovate and promote the Meritage Green energy efficiency program, where every new home we construct, at a minimum, meets ENERGY STAR® standards, including the recent construction of the only triple-certified homes in the country, certified by the U.S. Environmental Protection Agency, for indoor air quality, water conservation and overall energy efficiency;

•	Aggressively acquiring well-priced lot positions to fund future growth;

•	Adapting sales and marketing efforts to generate additional traffic and compete with resale homes;

•	Focusing our purchasing efforts to manage pricing changes as the economy recovers and demand rises;

•	Growing our inventory balance while ensuring sufficient liquidity through exercising tight control over cash flows; and

•	Monitoring our customers’ satisfaction as measured by survey scores and working toward improving them based on the results of the surveys.

We have also consolidated overhead functions in all of our divisions and at our corporate offices to hold down general and administrative cost burden.

Additionally, we are evaluating opportunities for expansion into new markets that were less impacted by the homebuilding downturn over the past several years. We are looking to redeploy our capital into projects both within our geographic footprint and through entry into new markets. In connection with these efforts, in 2011 we announced our entry into the Raleigh-Durham, North Carolina and Tampa, Florida markets and our intention to wind down operations in the hard-hit Las Vegas, Nevada market.

We believe that the investments in our new communities and product offerings have lessened the impact of the economic conditions over recent years and improved our operating leverage. In the first quarter of 2012, we opened 7 new communities while closing out 14 older communities, ending the quarter with 150 active communities. The dip in our actively-selling communities is the direct result of our improved sales pace in 2012, which has resulted in closing out communities faster than we can open new replacement communities.

In the first quarter of 2012, we also took steps to strengthen our balance sheet and improve liquidity through the announcement of a new senior note issuance. In April 2012, we concurrently issued $300.0 million of 7.00% senior notes due 2022 and completed an initial tender for approximately $259.0 million of our $285.0 million senior notes due 2015 and approximately $26.1 million of our $125.9 million of senior subordinated notes due 2017. We expect to redeem the remaining $26.0 million of the 2015 notes in early May 2012, which collectively will extinguish all of our $285 million of notes due 2015 and extend our earliest debt maturities to 2017. See Note 12 to the accompanying consolidated financial statements for further discussion. We believe such initiatives help support our goals and, coupled with the improving economy and homebuilding market, will allow us to be well positioned to take advantage of a full recovery as it occurs.

Critical Accounting Policies

The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2012 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2011 Annual Report on Form 10-K.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue

	Three Months Ended March 31,		Quarter over Quarter
	2012	2011	Chg $	Chg %
Total
Dollars	$204,022	$177,489	$26,533	14.9%
Homes closed	759	678	81	11.9%
Avg sales price	$268.8	$261.8	$7.0	2.7%
West Region
California
Dollars	$33,306	$21,171	$12,135	57.3%
Homes closed	97	62	35	56.5%
Avg sales price	$343.4	$341.5	$1.9	0.6%
Nevada
Dollars	$1,196	$2,979	$(1,783)	(59.9)%
Homes closed	6	15	(9)	(60.0)%
Avg sales price	$199.3	$198.6	$0.7	0.4%
West Region Totals
Dollars	$34,502	$24,150	$10,352	42.9%
Homes closed	103	77	26	33.8%
Avg sales price	$335.0	$313.6	$21.4	6.8%
Central Region
Arizona
Dollars	$38,899	$31,967	$6,932	21.7%
Homes closed	142	127	15	11.8%
Avg sales price	$273.9	$251.7	$22.2	8.8%
Texas
Dollars	$71,651	$84,810	$(13,159)	(15.5)%
Homes closed	317	354	(37)	(10.5)%
Avg sales price	$226.0	$239.6	$(13.6)	(5.7)%
Colorado
Dollars	$21,300	$15,629	$5,671	36.3%
Homes closed	64	49	15	30.6%
Avg sales price	$332.8	$319.0	$13.8	4.3%
Central Region Totals
Dollars	$131,850	$132,406	$(556)	(0.4)%
Homes closed	523	530	(7)	(1.3)%
Avg sales price	$252.1	$249.8	$2.3	0.9%
East Region
North Carolina
Dollars	$6,547	N/A	$6,547	N/M
Homes closed	18	N/A	18	N/M
Avg sales price	$363.7	N/A	$363.7	N/M
Florida
Dollars	$31,123	$20,933	$10,190	48.7%
Homes closed	115	71	44	62.0%
Avg sales price	$270.6	$294.8	$(24.2)	(8.2)%
East Region Totals
Dollars	$37,670	$20,933	$16,737	80.0%
Homes closed	133	71	62	87.3%
Avg sales price	$283.2	$294.8	$(11.6)	(3.9)%

N/M = Not Meaningful

Home Orders (1)

	Three Months Ended March 31,		Quarter over Quarter
	2012	2011	Chg $	Chg %
Total
Dollars	$308,329	$220,612	$87,717	39.8%
Homes ordered	1,144	840	304	36.2%
Avg sales price	$269.5	$262.6	$6.9	2.6%
West Region
California
Dollars	$62,647	$27,149	$35,498	130.8%
Homes ordered	187	78	109	139.7%
Avg sales price	$335.0	$348.1	$(13.1)	(3.8)%
Nevada
Dollars	$1,456	$4,022	$(2,566)	(63.8)%
Homes ordered	8	19	(11)	(57.9)%
Avg sales price	$182.0	$211.7	$(29.7)	(14.0)%
West Region Totals
Dollars	$64,103	$31,171	$32,932	105.6%
Homes ordered	195	97	98	101.0%
Avg sales price	$328.7	$321.4	$7.3	2.3%
Central Region
Arizona
Dollars	$59,612	$34,342	$25,270	73.6%
Homes ordered	249	149	100	67.1%
Avg sales price	$239.4	$230.5	$8.9	3.9%
Texas
Dollars	$108,863	$109,681	$(818)	(0.7)%
Homes ordered	463	446	17	3.8%
Avg sales price	$235.1	$245.9	$(10.8)	(4.4)%
Colorado
Dollars	$30,313	$22,182	$8,131	36.7%
Homes ordered	91	71	20	28.2%
Avg sales price	$333.1	$312.4	$20.7	6.6%
Central Region Totals
Dollars	$198,788	$166,205	$32,583	19.6%
Homes ordered	803	666	137	20.6%
Avg sales price	$247.6	$249.6	$(2.0)	(0.8)%
East Region
North Carolina
Dollars	$12,079	N/A	$12,079	N/M
Homes ordered	33	N/A	33	N/M
Avg sales price	$366.0	N/A	$366.0	N/M
Florida
Dollars	$33,359	$23,236	$10,123	43.6%
Homes ordered	113	77	36	46.8%
Avg sales price	$295.2	$301.8	$(6.6)	(2.2)%
East Region Totals
Dollars	$45,438	$23,236	$22,202	95.6%
Homes ordered	146	77	69	89.6%
Avg sales price	$311.2	$301.8	$9.4	3.1%

(1)	Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2012		2011
	Beginning	Ending	Beginning	Ending
Active Communities
Total	157	150	151	141

West Region
California	20	21	14	14
Nevada	2	2	4	4

West Region Total	22	23	18	18
Central Region
Arizona	37	32	32	32
Texas	67	67	82	73
Colorado	10	8	9	9

Central Region Total	114	107	123	114
East Region
North Carolina	3	4	0	0
Florida	18	16	10	9

East Region Total	21	20	10	9

	Three Months Ended March 31,
	2012	2011
Cancellation Rates (1)
Total	15%	17%

West Region
California	15%	14%
Nevada	33%	5%
West Region Total	16%	13%
Central Region
Arizona	9%	9%
Texas	15%	21%
Colorado	10%	11%
Central Region Total	12%	18%
East Region
North Carolina	6%	N/A
Florida	29%	22%
East Region Total	25%	22%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross sales units for the same period.

Order Backlog (1)

	At March 31,		Year over Year
	2012	2011	Chg $	Chg %
Total
Dollars	$353,161	$244,939	$108,222	44.2%
Homes in backlog	1,300	940	360	38.3%
Avg sales price	$271.7	$260.6	$11.1	4.3%
West Region
California
Dollars	$56,989	$21,273	$35,716	167.9%
Homes in backlog	172	61	111	182.0%
Avg sales price	$331.3	$348.7	$(17.4)	(5.0)%
Nevada
Dollars	$1,336	$3,412	$(2,076)	(60.8)%
Homes in backlog	7	16	(9)	(56.3)%
Avg sales price	$190.9	$213.3	$(22.4)	(10.5)%
West Region Totals
Dollars	$58,325	$24,685	$33,640	136.3%
Homes in backlog	179	77	102	132.5%
Avg sales price	$325.8	$320.6	$5.2	1.6%
Central Region
Arizona
Dollars	$65,945	$34,355	$31,590	92.0%
Homes in backlog	265	147	118	80.3%
Avg sales price	$248.8	$233.7	$15.1	6.5%
Texas
Dollars	$130,706	$136,478	$(5,772)	(4.2)%
Homes in backlog	542	555	(13)	(2.3)%
Avg sales price	$241.2	$245.9	$(4.7)	(1.9)%
Colorado
Dollars	$32,506	$23,517	$8,989	38.2%
Homes in backlog	97	74	23	31.1%
Avg sales price	$335.1	$317.8	$17.3	5.4%
Central Regional Totals
Dollars	$229,157	$194,350	$34,807	17.9%
Homes in backlog	904	776	128	16.5%
Avg sales price	$253.5	$250.5	$3.0	1.2%
East Region
North Carolina
Dollars	$14,148	N/A	$14,148	N/M
Homes in backlog	39	N/A	39	N/M
Avg sales price	$362.8	N/A	$362.8	N/M
Florida
Dollars	$51,531	$25,904	$25,627	98.9%
Homes in backlog	178	87	91	104.6%
Avg sales price	$289.5	$297.7	$(8.2)	(2.8)%
East Region Totals
Dollars	$65,679	$25,904	$39,775	153.5%
Homes in backlog	217	87	130	149.4%
Avg sales price	$302.7	$297.7	$5.0	1.7%

(1)	Our backlog represented net sales that have not yet closed.

Operating Results

Companywide. Home closing revenue for the three months ended March 31, 2012 increased $26.5 million or 14.9% when compared to the same period in the prior year, primarily due to the increase in number of closings by 81 units and an increase in average sales prices of $7,000, or 2.7%. During the first quarter of 2012, we also experienced a significant increase in both units and average sales prices for home orders. The 304-unit increase in sales and $6,900 increase in average sales price for the quarter ended March 31, 2012 over the prior year period increased total order value by $87.7 million, or 39.8%. The increases in average sales prices reflect the higher prices of our newer closer-in communities and a shift to larger square footage homes with corresponding higher average sales prices in certain markets, in addition to our ability to modestly increase sales prices in many of our communities throughout the country. The higher sales led to an increase in ending backlog to 1,300 units, a 44.2% increase valued at $353.2 million as compared to 940 homes at March 31, 2011 valued at $244.9 million.

West. In the first quarter of 2012, home closings in our West Region increased 26 units or 33.8%, for total revenue of $34.5 million, reflecting more stabilized market conditions in the current year in California, where we experienced a 109-unit or 139.7% increase in orders year over year. Sales for the Region in the first quarter of 2012 increased to $64.1 million on 195 units as compared to $31.2 million on 97 units in the same quarter of last year. The increases in year-over-year sales activity is from our newer California communities, which led to a 102-unit or 132.5% increase in our ending backlog in the Region as of March 31, 2012 versus 2011. California had a 46.4% increase in active community count year over year that, together with an approximate 62.5% increase in average sales per community, resulted in our increased sales volume. The Nevada market saw declines in closings, orders and backlog in 2012, and this trend is expected to continue as we wind down our operations in this market.

Central. In the first quarter of 2012, home closing units and average sales prices in our Central Region remained relatively flat for total revenue of $131.9 million compared to $132.4 million the first quarter of 2011. Average sales per community in all states experienced significant improvements of 53.2%, 27.8%, and 19.0% in Arizona, Colorado and Texas, respectively as compared to the same period a year ago. We have been successful in capturing market share with our product offerings and well-located communities in this Region, allowing us to modestly increase sales prices in many communities. The overall increase in year-over-year sales in the Region resulted in 904 units in backlog, a 16.5% increase from March 31, 2011.

Texas remained our highest volume market in the Region, and the country, and accordingly was the driver of the Region’s performance. Declines in Texas closings were primarily the result of our lower community count, mostly offset by increases in both Arizona and Colorado. Texas’ average active community count dropped 13.5% in the first quarter as compared to the prior year, as our communities are closing out faster than we are replacing them with additional openings, which directly resulted from the 19.0% increase in our sales pace. We are actively working to open recently acquired replacement communities and we have about a dozen new communities with approximately 600 lots expected to open in the next six months.

Arizona orders of 249 units for the three months ended March 31, 2012 versus 149 for the same period a year ago represent a 67.1% increase. Arizona has benefitted from the shift to newer, closer-in communities with larger square footage homes, contributing to a 3.9%, or $8,900 increase in average sales price per home, which aided the overall increase in order dollars for the three months ended March 31, 2012 to $59.6 million. Colorado contributed 64 closings and $21.3 million of associated revenue, a 36.3% revenue increase over the same period a year ago. Colorado experienced the greatest increase in sales prices both in the Region as well as the entire company, recognizing a $13,800 and $20,700 increase on sales prices for closings and orders, respectively.

East. In the first quarter of 2012, home closings in our East Region increased 62 units or 87.3% with a decrease in average sales price to $283,200, for total revenue of $37.7 million, an 80.0% increase as compared to the first quarter of 2011. The Region’s orders increased to 146 units, a 69-unit or 89.6% increase for the quarter ended March 31, 2012, with a $9,400 increase in average sales price. The Florida market was the largest contributor to the Region’s results, although North Carolina provided its first full quarter of operations, which contributed 18 closed units totaling $6.5 million in revenue, 33 units, and $12.1 million in order volume and 39 units in backlog , valued at $14.1 million from four actively-selling communities. The average price increases for the Region for home orders are attributed to both the success of new communities opened over the past several quarters that are delivering a high volume of sales and closings, as well as the Region’s introduction of larger home offerings with our Meritage Green features, particularly in the healthy North Carolina market. The Region’s higher sales resulted in an increase in ending backlog to 217 units, or $65.7 million, a 130-unit or 149.4% increase over the same period a year ago. The Region’s current community supply is primarily comprised of well-located lots purchased in the last several years at reasonable prices, and we believe the lower lot basis, desirability of our locations and the Meritage Green product offering has helped the overall performance of this Region to a greater extent than most of our other markets.

Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
Home Closing Gross Profit
Total	$35,113	17.2%	$30,380	17.1%
Add back Impairments	293		664

Adjusted Gross Margin	$35,406	17.4%	$31,044	17.5%
West	$4,922	14.3%	$3,132	13.0%
Add back Impairments	126		200

Adjusted Gross Margin	$5,048	14.6%	$3,332	13.8%
Central	$22,344	16.9%	$22,530	17.0%
Add back Impairments	155		335

Adjusted Gross Margin	$22,499	17.1%	$22,865	17.3%
East	$7,847	20.8%	$4,718	22.5%
Add back Impairments	12		129

Adjusted Gross Margin	$7,859	20.9%	$4,847	23.2%

Home Closing Gross Profit

Companywide. Home closing gross profit represents home closing revenue less cost of home closings. Cost of home closings include land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs, common community and recreation areas and landscaping, and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead, closing costs, less impairments, if any.

Home closing gross profit was flat with a margin of 17.2% for the quarter ended March 31, 2012 as compared to 17.1% for the quarter ended March 31, 2011. Excluding impairments, gross margins were flat at 17.4% and 17.5% for the quarter ended March 31, 2012 and March 31, 2011, respectively. We did experience a decrease in home closing gross profit sequentially from 18.8%, excluding impairments in the fourth quarter of 2011. The decline is partially due to reduced leverage of construction overhead expenses in cost of sales, as we closed 135 or 15.1% fewer units in the first quarter of 2012 versus the fourth quarter of 2011. Further, while we have been able to increase sales prices to some extent, we are seeing some of those increases being offset by land and construction cost increases. We believe that with our improving sales results, modest sales price increases, and strong ending backlog numbers, we should see gains in our gross profit throughout the year. We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.

West. Our West Region home closing gross margin increased to 14.3% for the three months ended March 31, 2012 from 13.0% in the same period of 2011. Excluding impairments, the gross margins in the first quarter of 2012 and 2011 were 14.6% and 13.8%, respectively. Our California land positions are mostly comprised of new land purchases, and our margins in California increased year over year as a result of these desirable community locations that appeal to our homebuyers, and the stabilization of pricing in certain markets.

Central. The Central Region’s 16.9% home closing gross margin for the three months ended March 31, 2012, was relatively flat as compared to 17.0% for the same period of 2011. Excluding impairments, gross margins would have been 17.1% and 17.3% for the three months ended March 31, 2012 and March 31, 2011, respectively. The slight decrease in margins year over year are primarily due to a mix of closings coming from lower margin projects.

East. This Region experienced home closing gross margins of 20.8% for the three months ended March 31, 2012 as compared to 22.5% for the same period in the prior year. Excluding impairments, margins would have been 20.9% for the three months ended March 31, 2012 as compared to 23.2% for the same period in 2011. While margins in this Region remain higher than those in our other markets, they have decreased year over year as a result of mix where more closings in 2012 have come from communities with lower gross margins than those in 2011.

	Three Months Ended March 31,
	2012	2011
Commissions and Other Sales Costs
Dollars	$18,977	$15,315
Percent of home closing revenue	9.3%	8.6%
General and Administrative Expenses
Dollars	$14,721	$15,126
Percent of total revenue	7.2%	8.5%
Other (Loss)/Income, Net
Dollars	$(164)	$723
Interest Expense
Dollars	$7,371	$8,023
Provision for Income Taxes
Dollars	$(180)	$(215)

Commissions and Other Sales Costs

Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. As a percentage of home closing revenue, these costs increased to 9.3% for the three months ended March 31, 2012 from 8.6% for the three months ended March 31, 2011. The year-over-year increase as a percentage of revenue is primarily the result of our recently-established national contact center, increased marketing efforts and an enhanced website. In addition, we have implemented an aggressive spring selling season compensation initiative for internal sales associates.

General and Administrative Expenses

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses decreased slightly to $14.7 million in the three months ended March 31, 2012 as compared to $15.1 million in the prior period. The decrease for the first quarter mainly represents successes achieved in consolidating overhead functions. Due to the increase in revenue and improved operating leverage, these expenses were 7.2% of total revenue for the three months ended March 31, 2012, as compared to 8.5% for the same period in 2011. We remain focused on cost control at both the divisional and corporate levels.

Interest Expense

Interest expense is comprised of interest incurred but not capitalized on our senior and senior subordinated notes. For the three months ended March 31, 2012, our non-capitalizable interest expense was $7.4 million as compared to $8.0 million for the same period in the prior year. The decrease in expense year over year is a result of a higher amount of active assets under development included in our inventory that qualify for interest capitalization. We expect our eligible assets under construction to remain below our debt balance for the remainder of 2012, and therefore, we anticipate that we will continue to incur such interest charges.

Other (Loss)/Income, Net

Other (loss)/income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who cancelled their purchase contract with us, and (iv) payments or awards related to legal settlements. Other income, net, decreased for the three months ended March 31, 2012 as compared to the same period last year, mainly due to timing of legal expenses and settlements.

Income Taxes

During the three months ended March 31, 2012, we reported an effective tax rate of (3.9)% compared to (3.3)% for the same period a year ago. The change in our tax rate is primarily attributable to the Texas franchise tax on our gross margin.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2012 were operating expenses, home construction, the payment of routine liabilities, and the acquisition of new and strategic lot positions. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth.

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count, replacing older communities that are near close-out and acquiring communities in strategic and attractive locations we deem key to our success. Throughout the housing downturn, we have funded our asset purchases that meet our underwriting standards through our unrestricted cash balance. On a go-forward basis, as demand for new homes improves and we begin to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory will exceed our cash generated by operations. During the first quarter of 2012, we closed 759 homes, purchased about 1,300 lots for $61.0 million, spent $14.0 million on land development, and started about 960 homes. As one of our initiatives is to manage our lot supply with well-priced lots in strategic submarkets, the opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years.

We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, particularly as related to cash outlays for land and inventory acquisition and development. We ended the first quarter with $276.8 million of cash and cash equivalents, investments and securities, and restricted cash, a $56.4 million decrease from December 31, 2011, primarily as a result of land acquisitions and land development dollars spent and to a lesser extent, increases in our home inventory under construction. As we have no debt maturities until 2015 (2017 after our debt issuance and tender and redemption transactions anticipated to be completed in the second quarter of 2012), we intend to generate cash from the sale of our inventory, but we plan to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes. The debt redemption transactions will extend our earliest debt maturities to 2017 and will result in approximately $5.5 million of expense for the early retirement of debt in the second quarter of 2012.

In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. Accordingly, in April 2011 we announced our entry into the Raleigh-Durham, North Carolina market. We began sales operations in the fourth quarter of 2011 and had our first closings in the first quarter of 2012. Entry into the Raleigh-Durham area offers us growth opportunities based on a number of positive factors, including a growing employment base, rising median incomes, and affordable cost of living. We also announced entry into the Tampa, Florida market in late 2011 and have since acquired several land positions in that area. These opportunities expand our footprint into new markets with positive growth potential and the ability to leverage our existing East Region resources.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At March 31, 2012	At December 31, 2011
Senior and senior subordinated notes	$606,567	$606,409
Stockholders’ equity	486,866	488,912

Total capital	$1,093,433	$1,095,321
Debt-to-capital (1)	55.5%	55.4%
Senior and senior subordinated notes	$606,567	$606,409
Less: cash and cash equivalents, restricted cash, and investments and securities	(276,787)	(333,187)

Net debt	329,780	273,222
Stockholders’ equity	486,866	488,912

Total capital	$816,646	$762,134
Net debt-to-capital (2)	40.4%	35.8%

(1)	Debt-to-capital is computed as senior and senior subordinated notes divided by the aggregate of total senior and senior subordinated notes and stockholders’ equity.
(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

We have an automatically effective shelf registration statement on file with the Securities and Exchange Commission that registers offerings of debt and equity securities we may offer.

Covenant Compliance

We were in compliance with all senior and subordinated note covenants as of March 31, 2012. In order to be out of compliance with the ratio requirement, we would need to fail both the Fixed Charge Coverage and Leverage Ratios, not just one ratio independently. A failure to meet both the Fixed Charge Coverage and Leverage Ratio is not a default but rather results in a prohibition (subject to exceptions) from incurring additional indebtedness only. Our actual Fixed Charge Ratio and Leverage Ratio as of March 31, 2012 are reflected in the table below:

Financial Covenant:	Covenant Requirement	Actual
Fixed Charge Coverage	> 2.00	1.19
Leverage Ratio	< 3.00	1.31

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

Seasonality

Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it has been and may continue to be affected by the current volatility in the homebuilding industry.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include statements concerning our perceptions that the homebuilding cycle may have stabilized; we will continue to see overall positive comparative trends in sales and backlog throughout 2012 and that these trends will result in higher closings and profits in 2012; trends in the homebuilding industry in general, and our results specifically, including the financial impact of sales price increases; sales orders, closings and backlog trends in our Nevada market; our intention to hold our investments and securities to maturity; our strategic initiatives; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements, whether certain guarantees relating to our joint ventures have been or will be triggered, whether certain guarantees are recourse to us, and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in the remainder of 2012 and beyond, and that we expect our cash outlays for land purchases to exceed our cash generated by operations as we expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may expand outside of our existing markets if opportunities arise); the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings (including tax audits and the joint venture litigation relating to our joint venture in Las Vegas, Nevada) we are involved in; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs and gross margins and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; the benefits of our equity compensation program; that we may seek to raise additional debt and equity capital; the benefits of our 2012 refinancing transactions; the extent and magnitude of our exposure to defective Chinese drywall and the sufficiency of our reserves relating thereto; we will continue to incur interest direct interest expense (versus capitalizing and amortizing through cost of closings); the sufficiency of our reserves and our support for our uncertain tax filings positions and timing of payments relating thereto; our intentions regarding the payment of dividends and the use of derivative contracts; the impact of seasonality; and our future compliance with debt covenants.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include: weakness in the homebuilding market resulting from the unexpected setback in the current economic recovery; interest rates and changes in the availability and pricing of residential mortgages; adverse changes in tax laws that benefit our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; inflation in the cost of materials used to construct homes; the adverse effect of slower sales absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; the availability of finished lots and undeveloped land; our potential exposure to natural disasters; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; competition; the success of our strategies in the current homebuilding market and economic environment; the adverse impacts of cancellations resulting from small deposits relating to our sales contracts; construction defect and home warranty claims; our success in prevailing on contested tax positions; the impact of deferred tax valuation allowances and our ability to preserve our operating loss carryforwards; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; our failure to comply with laws and regulations; the availability and cost of materials and labor; our lack of geographic diversification; fluctuations in quarterly operating results; the Company’s financial leverage and level of indebtedness; our ability to take certain actions because of restrictions contained in the indentures for the Company’s senior and senior subordinated notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of future acquisitions; government regulations and legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our “Green” technologies by our competitors; our exposure to technology failures and security breaches; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors.”

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

All of our debt is fixed rate and as of March 31, 2012 is made up of our $285.0 million in principal of our 6.25% senior notes due 2015, $125.9 million in principal of our 7.731% senior subordinated notes due 2017, and $200.0 million in principal of our 7.15% senior notes due 2020. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt. See Note 12 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion regarding our debt refinancing in the second quarter of 2012.

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

We are involved in various routine legal and regulatory proceedings, including claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. At March 31, 2012, we had approximately $9.0 million in legal and settlement cost reserves relating to claims and litigation where an ultimate settlement is considered probable and where the potential expenditure can be reasonably estimated. Additionally, at March 31, 2012, $21.7 million of warranty costs are reserved for warranty work and claims and potential construction defects. Historically, most warranty claims and disputes are resolved prior to litigation. We believe there are not any pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Joint Venture Litigation

Since 2008, we have been in litigation initiated by the lender group regarding a large Nevada-based land acquisition and unconsolidated development joint venture in which the lenders were seeking damages in two separate actions on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP Consolidated)). Our interest in this joint venture is comparatively small, totaling 3.53%, but we have vigorously defended and otherwise sought resolution of these actions. We are the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance of our second and final takedown, and we contend, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. Pursuant to the lenders’ request and stipulation of the parties, on January 23, 2012, the Court dismissed all of the lenders’ claims against Meritage in this consolidated lawsuit without prejudice (including the “springing” repayment guarantee discussed below).

On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy. On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we will be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding most of the same issues addressed in the Ohio litigation (Case No. 2: 11-CV-01364-PMP). On October 26, 2011, the Bankruptcy Court approved a plan pursuant to which (i) the lenders have received all payment they are entitled to, (ii) the project has been conveyed to an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) pursuant to which the four co-venturer builders claim to have succeeded to the lenders’ repayment guarantee claim against Meritage.

In a separate lawsuit related to this venture, all members of the joint venture participated in an arbitration regarding their respective performance obligations in response to one of the members’ claims (the “Focus Lawsuit”). On July 6, 2010, the arbitration decision was issued, which denied the specific performance claim, but did award approximately $37 million of damages to one member on other claims. The parties involved jointly appealed the arbitration panel’s decision (we have also appealed on independent grounds) to the United States Courts of Appeal for the Ninth Circuit, Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al. (Case No. 10-17562). We separately appealed this ruling because among other reasons, we believe the arbitration panel did not have the authority to award damages against us as the ruling included a specific finding that the action of the other builder members to defer takedowns (over our objection and our contrary vote), was wrongful and was the cause of the damages at issue. In connection with the bankruptcy proceedings, the four co-venturer builders settled with Focus and have taken an assignment of Focus’ arbitration award.

In March 2012, Inspirada Builders, LLC, as Estate Representative of South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc.. There are two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, ironically for not paying the amount Meritage fully tendered but South Edge (at the direction of or as a result of acts of or the failure to perform by the co-venture members KB Home, Toll Brothers, Pardee Homes and Beazer) rejected in 2008. The second demand is for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC, which is the new owner of the project and which is owned by KB Home, Toll Brothers, Pardee Homes and Beazer Homes. The $13.5 million claim identified above represents the same guarantee that is the subject of the already pending $13.2 million repayment guarantee litigation between us and JP Morgan that is described above. This demand for arbitration is substantively not a new claim but rather is in our view a litigation tactic in anticipation of adverse rulings expected shortly in the pending repayment guarantee litigation. We do not believe there is any additional exposure to us related to this new claim beyond that already disclosed and discussed in this Legal Proceedings section.

As a result of the Bankruptcy Court plan and the related settlements between the four settling builders and the lenders and between the four settling builders and Focus, we anticipate that we will be litigating the repayment guarantee claim against JP Morgan and/or the four settling builders, and we will be litigating the arbitration appeal against the four settling builders.

In connection with these on-going legal proceedings, we have established reserves for amounts that we believe are possible and estimable. The amount we have reserved is less than the aggregate amount of our repayment guarantee and our pro rata share of the damage claim awarded in the arbitration proceeding that is currently subject to appeal, because it takes into account: (i) defenses we believe we possess, many of which are unique to our position in the venture as the only performing builder venture partner, as well as (ii) claims we may have against our co-venturers and the lenders. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition.

Chinese Drywall Litigation

Owners of 17 Florida homes constructed by us are plaintiffs and have made claims against us in the pending Multi-District Litigation in the United States District Court, New Orleans, Louisiana, based on allegations that their homes contain defective Chinese drywall. We have entered into agreements with 12 of those homeowner plaintiffs, pursuant to which we either have or will repair their homes and be released from property damage liability associated with defective Chinese drywall in those homes. We have also been named as a defendant in an Omnibus Complaint filed on February 7, 2011 and subsequent Omnibus Complaints in the Multi-District Litigation in which owners of 2 homes constructed by Meritage in the Houston, Texas area contend their homes contain defective Chinese drywall. Among the approximately 7 total homeowner plaintiffs in the Multi-District Litigation with whom we do not yet have a repair work authorization and release, their claims allege a variety of property and personal injury damages and seek legal and equitable relief, medical monitoring and legal fees. The Chinese drywall warranty reserves we have accrued as of March 31, 2012 include costs anticipated to be incurred in connection with the repair of these homes known to be affected by defective Chinese drywall.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own equity securities during the three months ended March 31, 2012.

On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of March 31, 2012, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.

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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

4.1	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2012)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 10, 2012

4.2	Seventh Supplemental Indenture (re 6.25% Senior Notes due 2015)	Filed herewith

4.3	Eighth Supplemental Indenture (re 6.25% Senior Notes due 2015)	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on April 10, 2012

4.4	Fifth Supplemental Indenture (re 7.731% Senior Subordinated Notes due 2017)	Filed herewith

4.5	Third Supplemental Indenture (re 7.15% Senior Notes due 2020)	Filed herewith

10.1	Registration Rights Agreement (re 7.00% Senior Notes due 2012)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 10, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101	The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. *

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of May 2012.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2012)

4.2	Seventh Supplemental Indenture (re 6.25% Senior Notes due 2015)

4.3	Eighth Supplemental Indenture (re 6.25% Senior Notes due 2015)

4.4	Fifth Supplemental Indenture (re 7.731% Senior Subordinated Notes due 2017)

4.5	Third Supplemental Indenture (re 7.15% Senior Notes due 2020)

10.1	Registration Rights Agreement (re 7.00% Senior Notes due 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. *

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.