Form 10-Q
period 2012-06-30
Meritage Homes CORP
filed 2012-08-01
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common shares outstanding as of July 30, 2012: 35,407,087

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$81,826	$173,612
Investments and securities	103,753	147,429
Restricted cash	19,108	12,146
Other receivables	15,778	14,932
Real estate	955,233	815,425
Real estate not owned	233	0
Deposits on real estate under option or contract	14,759	15,208
Investments in unconsolidated entities	12,180	11,088
Property and equipment, net	13,955	13,491
Deferred tax asset	7,705	0
Intangibles, net	1,411	1,571
Prepaid expenses and other assets	17,897	16,476

Total assets	$1,243,838	$1,221,378

Liabilities:
Accounts payable	$53,616	$37,735
Accrued liabilities	84,548	79,464
Home sale deposits	12,746	8,858
Liabilities related to real estate not owned	216	0
Senior and senior subordinated notes	596,054	606,409

Total liabilities	747,180	732,466

Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2012 and December 31, 2011	0	0
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,653,337 and 40,377,021 shares at June 30, 2012 and December 31, 2011, respectively	407	404
Additional paid-in capital	483,331	478,839
Retained earnings	201,693	198,442
Treasury stock at cost, 7,891,250 shares at June 30, 2012 and December 31, 2011	(188,773)	(188,773)

Total stockholders’ equity	496,658	488,912

Total liabilities and stockholders’ equity	$1,243,838	$1,221,378

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Home closing revenue	$281,340	$220,131	$485,362	$397,620
Land closing revenue	755	0	1,083	100

Total closing revenue	282,095	220,131	486,445	397,720

Cost of home closings	(229,200)	(179,954)	(397,816)	(326,399)
Cost of land closings	(466)	0	(671)	(91)
Real estate impairments	(194)	(590)	(487)	(1,254)
Land impairments	(669)	0	(669)	0

Total cost of closings and impairments	(230,529)	(180,544)	(399,643)	(327,744)

Home closing gross profit	51,946	39,587	87,059	69,967
Land closing gross (loss)/profit	(380)	0	(257)	9

Total closing gross profit	51,566	39,587	86,802	69,976
Commissions and other sales costs	(23,118)	(18,853)	(42,095)	(34,168)
General and administrative expenses	(16,516)	(14,990)	(31,237)	(30,116)
Earnings from unconsolidated entities, net	2,228	1,226	3,651	2,134
Interest expense	(6,338)	(7,496)	(13,709)	(15,519)
Other income, net	792	1,273	628	1,996
Loss on extinguishment of debt	(5,772)	0	(5,772)	0

Income/(loss) before income taxes	2,842	747	(1,732)	(5,697)
Benefit from/(provision for) income taxes	5,163	(185)	4,983	(400)

Net income/(loss)	$8,005	$562	$3,251	$(6,097)

Income/(loss) per common share:
Basic	$0.24	$0.02	$0.10	$(0.19)
Diluted	0.24	0.02	0.10	(0.19)
Weighted average number of shares:
Basic	32,755	32,395	32,694	32,328
Diluted	33,104	32,638	33,086	32,328

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income/(loss)	$3,251	$(6,097)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	3,614	3,573
Real-estate-related impairments	1,156	1,254
Stock-based compensation	3,273	3,101
Loss on early extinguishment of debt	5,772	0
Equity in earnings from unconsolidated entities	(3,651)	(2,134)
Deferred tax asset valuation benefit	(7,705)	0
Distributions of earnings from unconsolidated entities	2,995	2,654
Other operating expenses	46	418
Changes in assets and liabilities:
Increase in real estate	(140,662)	(38,140)
Decrease/(increase) in deposits on real estate under option or contract	424	(1,553)
Decrease in receivables and prepaid expenses and other assets	1,758	2,962
Increase in accounts payable and accrued liabilities	20,934	524
Increase in home sale deposits	3,888	703

Net cash used in operating activities	(104,907)	(32,735)

Cash flows from investing activities:
Investments in unconsolidated entities	(405)	(426)
Distributions of capital from unconsolidated entities	0	9
Purchases of property and equipment	(4,383)	(3,961)
Proceeds from sales of property and equipment	364	7
Maturities of investments and securities	120,201	229,000
Payments to purchase investments and securities	(76,502)	(129,151)
Increase in restricted cash	(6,962)	(926)

Net cash provided by investing activities	32,313	94,552

Cash flows from financing activities:
Repayments of senior notes	(315,080)	0
Proceeds from issuance of senior notes	300,000	0
Debt issuance costs	(5,334)	0
Proceeds from stock option exercises	1,222	1,798

Net cash (used in)/provided by financing activities	(19,192)	1,798

Net (decrease)/increase in cash and cash equivalents	(91,786)	63,615
Cash and cash equivalents at beginning of period	173,612	103,953

Cash and cash equivalents at end of period	$81,826	$167,568

See supplemental disclosures of cash flow information at Note 11.

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization. Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the western and southern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have operations in three regions: West, Central and East, which are comprised of seven states: Arizona, Texas, California, Nevada, Colorado, Florida and North Carolina. In the second quarter of 2012, we announced our expansion of operations into Charlotte, North Carolina, supplementing our new Raleigh operations and further widening our footprint in our East Region. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. On December 31, 1996, through a merger, we acquired the homebuilding operations of our predecessor company. We currently focus exclusively on homebuilding and related activities and no longer operate as a real estate investment trust. Meritage Homes Corporation operates as a holding company, has no independent assets or operations, and its homebuilding construction, development and sales activities are conducted through its subsidiaries.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, although we also operate as Monterey Homes in Arizona and Texas. At June 30, 2012, we were actively selling homes in 151 communities, with base prices ranging from approximately $105,000 to $708,000.

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Certain reclassifications were made to prior years’ financial statements to conform to the current year presentation. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $46.8 million and $13.1 million are included in cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively. Included in our cash and cash equivalents balance as of June 30, 2012 are $760,000 of money market funds that are invested in short term (three months or less) government securities.

Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letter of credit arrangements was $40.0 million at June 30, 2012. Our restricted cash accounts invest in money market accounts and United States Government securities and totaled $19.1 million and $12.1 million at June 30, 2012 and December 31, 2011, respectively.

Investments and Securities. Our investments and securities are comprised of both treasury securities and deposits with money center banks that are FDIC-insured and secured by treasury-backed investments, and therefore we believe bear a limited risk of loss. All of our investments are classified as held-to-maturity and are recorded at amortized cost as we have both the ability and intent to hold them until their respective maturities. The contractual lives of these investments are greater than three months but not exceeding 18 months. Due to their short duration and low contractual interest rates, the amortized cost of the investments approximates fair value with no unrecognized gains and losses or other-than-temporary impairments.

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

Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are not deemed fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold. Impairments are charged to cost of home closings in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute our fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the orders pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:

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

Mothball communities. In certain cases, we may elect to stop development of an existing community (mothball) if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a project, we will impair it to its fair value as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. No costs are capitalized to communities that are designated as mothballed. Quarterly, we review all communities, including mothballed communities, for potential impairments.

When a community is initially placed into mothball status, it is management’s belief that the community is affected by local market conditions that are expected to improve in the next 1-5 years. Therefore, a temporary postponement of construction and development work is expected to yield better overall returns. At least quarterly, the projections for each mothballed community are re-evaluated to ensure that the underlying assumptions are still valid and that no additional deterioration in market conditions is present. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation.

In addition to our quarterly impairment analysis, which is conducted to determine if any current impairments exist, we also conduct a thorough quarterly review of our underperforming and mothballed communities to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Based on the facts and circumstances available as of June 30, 2012, we do not believe that any of our underperforming or mothballed communities will incur material impairments in the future. Changes in market and/or economic conditions could materially impact the conclusions of this analysis, and there can be no assurances that future impairments will not occur.

Inventory assessments on inactive assets. For our mothballed communities as well as our land held for future development, our inventory assessments typically include highly subjective estimates for future performance, including the timing of development, the product to be offered, sales rates and selling prices of the product when the community is anticipated to open for sales, and the projected costs to develop and construct the community. We evaluate various factors to develop our forecasts, including the availability of and demand for homes and finished lots within the marketplace, historical, current and future sales trends, and third-party data, if available. Based on these factors, we reach conclusions for future performance based on our judgment.

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

Deposits. Deposits paid related to land options and purchase contracts are capitalized when paid and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $14.8 million and $15.2 million as of June 30, 2012 and December 31, 2011, respectively.

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

In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders. These guarantees can be classified into two categories: (i) Repayment Guarantees and (ii) Completion Guarantees, described in more detail below. Additionally, we have classified a guarantee related to our minority ownership in the South Edge joint venture separately, as the venture’s lender group has initiated litigation to enforce that guarantee.

(In thousands)	At June 30, 2012	At December 31, 2011
Repayment guarantees	$338	$346
Completion guarantees (1)	0	0
South Edge guarantee (2)	13,243	13,243

Total guarantees	$13,581	$13,589

(1)	As our completion guarantees are typically backed by funding from a third party, we believe these guarantees do not represent a potential cash obligation for us, as they require only non-financial performance.
(2)	As discussed in Note 13, we dispute the enforceability of this guarantee, and ultimate resolution of this matter will be addressed through litigation and/or settlements.

Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of June 30, 2012 and December 31, 2011 is presented in the table above (excluding any potential recoveries from the joint venture’s land assets).

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

Surety Bonds. We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications under the bond have been met. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called or if called, that any such amounts would be material to us. See the table below for detail of our surety bonds.

The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. Except as noted below and in Note 13 to these unaudited consolidated financial statements, as of June 30, 2012 and December 31, 2011, we did not have any such reserves.

See Note 13 regarding outstanding litigation for one of our joint ventures and corresponding reserves.

Off-Balance Sheet Arrangements — Other. From time to time, we may acquire lots from various development entities pursuant to option and purchase agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for further discussion.

We provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to option deposits and the development of our projects and other corporate purposes. Letters of credit to guarantee our performance of certain development and construction activities are generally posted in lieu of surety bonds or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities, as bonds are generally not released until all development activities under the bond are complete. In the event a letter of credit or bond is drawn upon, we would be obligated to reimburse the issuer. We believe it is unlikely that any significant amounts of these letters of credit or bonds will be drawn upon. The table below outlines our letter of credit and surety bond obligations (in thousands):

	June 30, 2012		December 31, 2011
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$1,950	$1,950	$1,594	$32
Sureties related to owned projects and lots under contract	73,009	40,197	65,921	37,252

Total sureties	$74,959	$42,147	$67,515	$37,284

Letters of Credit (“LOCs”):
LOCs for land development	12,969	N/A	6,451	N/A
LOCs for general corporate operations	4,991	N/A	4,960	N/A

Total LOCs	$17,960	N/A	$11,411	N/A

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At June 30, 2012	At December 31, 2011
Accruals related to real-estate development and construction activities	$16,113	$11,048
Payroll and other benefits	13,574	13,535
Accrued taxes	5,016	3,075
Warranty reserves	21,243	23,136
Legal reserves	8,991	10,157
Other accruals	19,611	18,513

Total	$84,548	$79,464

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first year after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary for the structural-related warranty, we have estimated these reserves based on the number of home closings and historical data and trends for our communities. We also use industry averages with respect to similar product types and geographic areas in markets where our experience is not robust enough to facilitate a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$21,705	$27,210	$23,136	$29,265
Additions to reserve from new home deliveries	2,074	1,591	3,605	2,848
Warranty claims	(2,536)	(2,872)	(5,498)	(5,795)
Adjustments to pre-existing reserves	0	0	0	(389)

Balance, end of period	$21,243	$25,929	$21,243	$25,929

Warranty reserves are included in accrued liabilities on the accompanying consolidated balance sheets, and additions and adjustments to the reserves are included in cost of home closings within the accompanying consolidated statements of operations. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades, are sufficient to cover our general warranty obligations. However, as unanticipated changes in legal, weather, environmental or other conditions could have an impact on our actual warranty costs, future costs could differ significantly from our estimates.

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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	At June 30, 2012	At December 31, 2011
Homes under contract under construction (1)	$188,006	$101,445
Unsold homes, completed and under construction (1)	95,027	97,246
Model homes (1)	52,655	49,892
Finished home sites and home sites under development	494,782	441,242
Land held for development (2)	54,472	55,143
Land held for sale	29,733	29,908
Communities in mothball status (3)	40,558	40,549

	$955,233	$815,425

(1)	Includes the allocated land and land development costs associated with each lot for these homes.
(2)	Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. In these cases, we may have chosen not to currently develop certain land holdings as they typically represent a portion of a large land parcel that we plan to build out over several years.
(3)	Represents communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball status. As of June 30, 2012, we had three mothballed communities with a carrying value of $11.3 million in our West Region and eight mothballed communities with a carrying value of $29.3 million in our Central Region. During the six months ended June 30, 2012, we did not place any additional communities into mothball status. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are also expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed fully recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling the land or holding the land for sale in the future. Based on these reviews of all our communities, we recorded the following contract termination and real-estate impairment charges during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Terminated option/purchase contracts and related pre-acquisition costs:
West	$0	$0	$0	$0
Central	0	2	83	2
East	0	0	0	0

Total	$0	$2	$83	$2

Real estate inventory impairments (1):
West	$116	$57	$242	$257
Central	71	432	143	767
East	7	99	19	228

Total	$194	$588	$404	$1,252

Impairments of land held for sale:
West	$669	$0	$669	$0
Central	0	0	0	0
East	0	0	0	0

Total	$669	$0	$669	$0

Total impairments:
West	$785	$57	$911	$257
Central	71	434	226	769
East	7	99	19	228

Total	$863	$590	$1,156	$1,254

(1)	Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Individual home impairments:
West	$116	$57	$242	$257
Central	71	121	143	456
East	7	99	19	228

Total	$194	$277	$404	$941

The table below reflects the number of communities with real estate inventory impairments for the three- and six-month periods ended June 30, 2011, excluding home-specific impairments (as noted above) and the fair value of these communities as of June 30, 2011 (dollars in thousands). There were no such impairments recorded for the three and six month periods ended June 30, 2012.

	Three and Six Months Ended June 30, 2011
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)
West	0	$0	$	N/A
Central	2	311		6,827
East	0	0		N/A

Total	2	$311		$6,827

In the latter part of 2011, we announced our intent to wind-down operations in the Las Vegas, Nevada market. As of June 30, 2012, we had 53 lots remaining to sell and close in our two remaining actively selling Nevada communities. The value of those lots and any associated homes inventory was $6.0 million as of June 30, 2012. Based on our current orders pace, we expect to complete our construction operations within 12 to 18 months. The remaining $23.2 million of our Nevada assets relate to properties that we are not currently developing and which we are either actively marketing for sale or which we have mothballed. Of that amount, $6.5 million relates to a parcel of land under contract with a third party as of June 30, 2012, of which approximately $3.3 million was received in July 2012, with the remaining payment due to us January 2013. The entire $669,000 of impairments recorded on land held for sale during the three months ended June 30, 2012 is attributable to the sale and associated writedown of land positions in Nevada.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capitalized interest, beginning of period	$15,908	$12,309	$14,810	$11,679
Interest incurred	11,318	10,848	22,165	21,697
Interest expensed	(6,338)	(7,496)	(13,709)	(15,519)
Interest amortized to cost of home, land closings and impairments	(3,052)	(2,456)	(5,430)	(4,652)

Capitalized interest, end of period (1)	$17,836	$13,205	$17,836	$13,205

(1)	Approximately $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of June 30, 2012 and December 31, 2011.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

From time to time, we may enter into option and purchase agreements for land or lots as part of our normal course of business. These option and purchase agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and holdings and allow us to better maximize our liquidity.

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

In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss under our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. If we are the land developer, we are also at risk for costs over budget related to land development on property we have under option. In these cases, we have typically contracted to complete development at a fixed market cost on behalf of the land owner and any budget savings or shortfalls are borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option or contract at June 30, 2012 (dollars in thousands):

	Number of Lots	Purchase Price	Option/Earnest Money Deposits Cash
Option and purchase contracts recorded on balance sheet as Real estate not owned	5	$233	$17
Option and purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,406	132,773	13,701
Option and purchase contracts not recorded on balance sheet — refundable deposits, committed	532	17,871	518

Total committed (on and off balance sheet)	2,943	150,877	14,236

Total option and purchase contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	1,386	30,727	540

Total lots under option or contracts	4,329	181,604	14,776

Total option contracts not recorded on balance sheet	4,324	$181,371	$14,759	(3)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.
(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.
(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of June 30, 2012.

Generally, our options to purchase lots remain effective as long as we purchase a pre-established minimum number of lots periodically, as determined by the terms of the respective agreement. In nearly all of our option contracts, we have the right not to exercise our option to purchase the lots and forfeit our deposit without further consequences. Accordingly, we do not consider the payment of the lot purchase price to be a firm contractual obligation. The pre-established number of lot purchases is typically structured to approximate our expected rate of home construction starts.

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments. As of June 30, 2012, we had two active equity-method land ventures. Due to the current homebuilding environment, although we view our involvement with land joint ventures to be beneficial, we do not view such involvement as critical to the success of our homebuilding operations.

We also participate in six mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they provide services to both our clients and other homebuyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of June 30, 2012 and December 31, 2011 were $2.1 million and $1.2 million, respectively.

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

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At June 30, 2012	At December 31, 2011
Assets:
Cash	3,532	4,530
Real estate	44,432	44,764
Other assets	4,870	3,946

Total assets	$52,834	$53,240

Liabilities and equity:
Accounts payable and other liabilities	2,929	4,534
Notes and mortgages payable	21,039	20,923
Equity of:
Meritage (1)	9,865	9,351
Other	19,001	18,432

Total liabilities and equity	$52,834	$53,240

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$4,622	$4,533	$8,465	$7,648
Costs and expenses	(2,502)	(2,974)	(4,539)	(5,235)

Net earnings of unconsolidated entities	$2,120	$1,559	$3,926	$2,413

Meritage’s share of pre-tax earings (1)(2)(3)	$2,228	$1,226	$3,651	$2,134

(1)	Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our condensed consolidated balance sheets due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) the cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero and we have no commitment to fund additional losses.
(2)	The joint venture financial statements above represent the most recent information available to us.
(3)	Our share of pre-tax earnings is recorded in “Earnings from unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities include $1.0 million at June 30, 2012 and December 31, 2011, related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture’s equity. These amounts are amortized as the assets of the respective joint ventures are sold. No amortization was recorded for these assets in the first half of 2012 or 2011.

The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, six mortgage and title ventures and various inactive ventures in which we have a total investment of $12.2 million. As of June 30, 2012, we believe these ventures are in compliance with their respective debt agreements, if applicable, and except for $338,000 of our limited repayment guarantees as discussed in Note 1 to these unaudited consolidated financial statements, the debt is non-recourse to us.

NOTE 5 — SENIOR AND SENIOR SUBORDINATED NOTES

Senior and senior subordinated notes consist of the following (in thousands):

	At June 30, 2012	At December 31, 2011
6.25% senior notes due 2015. At December 31, 2011, there was approximately $451 in unamortized discount	$0	$284,549
7.731% senior subordinated notes due 2017	99,825	125,875
7.15% senior notes due 2020. At June 30, 2012 and December 31, 2011, there was approximately $3,771 and $4,015 in unamortized discount, respectively	196,229	195,985
7.00% senior notes due 2022	300,000	0

	$596,054	$606,409

The indentures for our 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of June 30, 2012, we believe we were in compliance with our covenants. The indenture for our 7.15% and 7.00% senior notes contains covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% and 7.00% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indenture for the 7.731% senior subordinated notes.

Obligations to pay principal and interest on the senior and senior subordinated notes are guaranteed by all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor will be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are nonguarantor subsidiaries, if any, are, individually and in the aggregate, minor.

In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022 (“2022 Notes”). The 2022 Notes bear interest at 7.00% per annum, payable on April 1 and October 1 of each year, commencing on October 1, 2012. Concurrent with the offering, we repurchased all $285.0 million of our 6.25% Senior Notes due 2015. We also repurchased an aggregate principal amount of approximately $26.1 million of our 7.731% Senior Notes due 2017. The debt redemption transactions resulted in $5.8 million of expense in the second quarter of 2012 reflected as Loss on extinguishment of debt in our consolidated statements of operations.

NOTE 6 — FAIR VALUE DISCLOSURES

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

If the only observable inputs are from inactive markets or for transactions which the company evaluates as “distressed”, the use of Level 1 inputs should be modified by the company to properly address these factors, or the reliance of such inputs may be limited, with a greater weight attributed to Level 3 inputs. Refer to Notes 1 and 2 for additional information regarding the valuation of our non-financial assets.

A summary of our long-lived real-estate assets re-measured at fair value as of and during the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Hierarchy	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011 (2)	2012	2011 (2)
Description:
Adjusted Basis of Long-Lived Real Estate Assets (1)	Level 3	$9,399	$12,556	$11,688	$13,949
Impairments		863	590	1,156	1,254

Initial Basis of Long-Lived Real Estate Assets		$10,262	$13,146	$12,844	$15,203

(1)	The fair values in the table above represent only those real estate assets whose carrying values were adjusted in the respective period.
(2)	The carrying values for these real-estate assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

	Hierarchy	June 30, 2012		December 31, 2011
		Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.25% senior notes	Level 2	N/A	N/A	$285,000	$278,588
7.731% senior subordinated notes	Level 2	$99,825	$103,069	$125,875	$110,770
7.15% senior notes	Level 2	$200,000	$209,000	$200,000	$190,000
7.00% senior notes	Level 2	$300,000	$309,750	N/A	N/A

Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 7 — EARNINGS/(LOSS) PER SHARE

Basic and diluted loss per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	32,755	32,395	32,694	32,328
Effect of dilutive securities:
Stock options and restricted stock (1)	349	243	392	0

Diluted weighted average shares outstanding	33,104	32,638	33,086	32,328

Net income/(loss)	$8,005	$562	$3,251	$(6,097)

Basic income/(loss) per share	$0.24	$0.02	$0.10	$(0.19)

Diluted income/(loss) per share (1)	$0.24	$0.02	$0.10	$(0.19)

Antidilutive stock options not included in the calculation of diluted income per share	260	637	255	1,822

(1)	For periods with a net loss, basic weighted average shares outstanding are used for diluted calculations as required by GAAP because all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 8 — STOCKHOLDERS’ EQUITY

A Summary of changes in shareholders’ equity is presented below:

	Six Months Ended June 30, 2012
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	40,377	$404	$478,839	$198,442	$(188,773)	$488,912
Net income	0	0	0	3,251	0	3,251
Exercise of stock options	79	1	1,221	0	0	1,222
Equity award compensation expense	0	0	3,273	0	0	3,273
Issuance of restricted stock	197	2	(2)	0	0	0

Balance at June 30, 2012	40,653	$407	$483,331	$201,693	$(188,773)	$496,658

	Six Months Ended June 30, 2011
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2010	40,030	$400	$468,820	$219,548	$(188,773)	$499,995
Net loss	0	0	0	(6,097)	0	(6,097)
Exercise of stock options	117	1	1,797	0	0	1,798
Equity award compensation expense	0	0	3,101	0	0	3,101
Issuance of restricted stock	154	2	(2)	0	0	0

Balance at June 30, 2011	40,301	$403	$473,716	$213,451	$(188,773)	$498,797

NOTE 9 — STOCK-BASED COMPENSATION

We have a stock compensation plan, the 2006 Stock Option Plan (the “Plan”), that was adopted in 2006, and superceded a prior stock compensation plan that has been amended from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. Our Board of Directors and stockholders approved an amendment to the Plan to increase the number of available shares by 1,200,000 at our 2012 annual meeting of stockholders on May 25, 2012. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 8,950,000 shares of common stock, of which 1,424,063 shares remain available for grant at June 30, 2012. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are usually granted with either a three-year or five-year ratable vesting period or with a three-year cliff vesting for performance-based awards.

Compensation cost related to time-based restricted stock awards are measured as of the closing price on the date of grant and are expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards are also measured as of the closing price on the date of grant but are expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation, which requires an assessment of probability of attainment of the performance target. As our performance targets are annual in nature, once we determine that the performance target outcome is probable, the year-to-date expense is recorded and the remaining expense is recorded on a straight-line basis through the end of the award’s vesting period.

Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense	$1,620	$1,388	$3,273	$3,101
Non-vested shares granted	20,500	13,250	369,750	357,000
Performance-based non-vested shares granted	0	0	56,250	56,250
Stock options exercised	10,600	19,550	79,300	116,600
Restricted stock awards vested (includes performance-based awards)	3,400	2,050	197,016	154,117

We did not grant any stock option awards during the six months ended June 30, 2012 or June 30, 2011. The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	June 30, 2012	December 31, 2011
Unrecognized stock-based compensation cost	$14,391	$9,058
Weighted average years remaining vesting period	2.54	2.05
Total equity awards outstanding (1)	1,823,417	1,738,533

(1)	Includes vested and unvested options outstanding and unvested restricted stock awards

NOTE 10 — INCOME TAXES

Components of the income tax benefit/(provision) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Federal	$0	$0	$0	$0
State	5,163	(185)	4,983	(400)

Total	$5,163	$(185)	$4,983	$(400)

Due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), the effective tax rates in 2012 and 2011 are not meaningful as there is no correlation between effective tax rates and the amount of pre-tax income or losses for those periods.

At June 30, 2012 and December 31, 2011, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.

In accordance with ASC 740-10, Income Taxes, we determine our net deferred tax assets by taxing jurisdiction. We evaluate our net deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives.

We recorded a full valuation allowance against all of our net deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against net deferred tax assets in most of our jurisdictions because the weight of the negative evidence in most jurisdictions exceeds that of the positive evidence. However, at June 30, 2012 after a careful review of all the available evidence, we have determined that the positive evidence now exceeds the negative evidence in the tax jurisdiction of Florida. Only our Florida subsidiaries are taxable in Florida and they have experienced several sequential quarters of sustained profit. There is also no current nor foreseeable cumulative loss from Florida operations, and Florida has a 20 year NOL carryforward utilization period. We therefore concluded that it is more likely than not that most of the deferred tax assets and NOL carryforwards for the Florida jurisdiction will be able to be realized. In accordance with ASC 740, approximately $1.0 million of the remaining valuation allowance on Florida deferred tax assets is expected to be spread over interim periods as sufficient positive evidence is evaluated.

Based on the above, at June 30, 2012 we reviewed our net deferred tax assets and recorded a $5.2 million net tax benefit primarily attributable to the partial reversal of the valuation allowance against our Florida deferred tax assets as adjusted for federal tax benefit. In future periods, the remaining valuation allowance for Florida and other tax jurisdictions, including the federal tax jurisdiction, will be evaluated in a similar manner to determine if sufficient positive evidence indicates that it is more likely than not that an additional portion of our net deferred tax assets should be able to be realized. At June 30, 2012, we have deferred tax assets of $95.0 million and deferred tax liabilities of $3.3 million for a net asset of $91.7 million, before application of the valuation allowance.

At June 30, 2012 and December 31, 2011, we had a valuation allowance against deferred tax assets as follows (in thousands):

	June 30, 2012	December 31, 2011
Federal	$68,105	$70,228
State	19,218	23,897

Total Valuation Allowance	$87,323	$94,125

Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2030. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2012. Deferred tax assets include both tax-effected federal and state NOL carryforwards. On an ongoing basis, we will continue to review all available evidence for sufficient taxable income in future periods to determine when we expect to realize our NOL carryovers and other net deferred tax assets.

At June 30, 2012, we have income taxes payable of $0.6 million, which primarily consists of current state tax accruals as well as tax and interest amounts that we expect to pay within one year for having amended a prior-year federal tax return. This amount is recorded in accrued liabilities in the accompanying balance sheet at June 30, 2012. The federal loss carryback period is two years for our 2012 fiscal year and there is no available taxable income in the two-year carryback period for us to utilize any tax loss generated during 2012.

We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2007. We are not subject to any federal or state income tax examination at this time.

The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of June 30, 2012, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash paid during the period for:
Interest, net of interest capitalized	$13,726	$14,766
Income taxes	$909	$862
Non-cash operating activities:
Real estate not owned	$233	$532

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue (1):
West	$52,614	$31,210	$87,116	$55,360
Central	184,148	169,182	316,326	301,688
East	45,333	19,739	83,003	40,672

Consolidated total	282,095	220,131	486,445	397,720

Operating income/(loss) (2):
West	1,770	537	1,956	(447)
Central	11,976	7,849	15,347	12,075
East	3,271	2,004	6,077	4,241

Segment operating income	17,017	10,390	23,380	15,869
Corporate and unallocated (3)	(5,085)	(4,646)	(9,910)	(10,177)
Earnings from unconsolidated entities, net	2,228	1,226	3,651	2,134
Interest expense	(6,338)	(7,496)	(13,709)	(15,519)
Other income, net	792	1,273	628	1,996
Loss on extinguishment of debt	(5,772)	0	(5,772)	0

Income/(loss) before income taxes	$2,842	$747	$(1,732)	$(5,697)

(1)	Revenue includes the following land closing revenue, by segment: three months ended June 30, 2012—$755,000 in the Central Region; six months ended June 30, 2012—$1.1 million in the Central Region; six months ended June 30, 2011—$100,000 in the Central Region.
(2)	See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.
(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the reporting segments.

	At June 30, 2012
	West	Central	East	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$3,241	$10,663	$855	$0	$14,759
Real estate	219,499	627,887	107,847	0	955,233
Investments in unconsolidated entities	176	11,204	12	788	12,180
Other assets	17,131	105,168	13,389	125,978	261,666

Total assets	$240,047	$754,922	$122,103	$126,766	$1,243,838

	At December 31, 2011
	West	Central	East	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$3,216	$11,158	$834	$0	$15,208
Real estate	207,656	529,885	77,884	0	815,425
Investments in unconsolidated entities	176	10,245	14	653	11,088
Other assets	8,911	90,532	8,842	271,372	379,657

Total assets	$219,959	$641,820	$87,574	$272,025	$1,221,378

(1)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. We have reserved approximately $9.0 million related to non-warranty related litigation and asserted claims (including the Joint Venture Litigation discussed below), which is the amount we currently believe will ultimately be expended by us to fully resolve all such matters. In addition, our $21.2 million warranty reserve includes accruals for all construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.

Joint Venture Litigation

We are a defendant in a lawsuit filed by the lenders related to a project known as “South Edge” or “Inspirada”. We are also a party to a demand for arbitration made by an entity controlled by co-venturers, which demand was made by that entity as Estate Representative of bankrupt South Edge, LLC. The project involves a large master-planned community located in Henderson, Nevada, which was acquired by an unconsolidated joint venture with capital supplied by the co-venturers, and a syndicated loan on the project. In connection with the loans obtained by the venture, we provided a narrowly crafted repayment guarantee that could only be triggered upon a “bankruptcy event”. That guarantee covers our 3.53% pro rata amount of the project financing.

On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy. On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the lenders triggered the “springing” repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we will be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding the same issues addressed in the Ohio litigation. The Ohio action is in the process of being consolidated with the Nevada action. On October 26, 2011, the Bankruptcy Court approved a Plan that, among other things, provides for the project to be conveyed to an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) and pursuant to which, the lenders’ repayment guarantee claim is being pursued by those four builders and pursuant to which a separate arbitration claim was assigned to and is being pursued by those four builders and, as a result, it is anticipated that the consolidated lawsuit regarding the repayment guarantee claim will be litigated between those four builders, JP Morgan, and us, and the arbitration appeal claim will be litigated between those four builders and us.

In March 2012, Inspirada Builders, LLC, as Estate Representative of South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. seeking: (1) $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for an alleged failure to pay the amounts Meritage Homes of Nevada fully tendered but South Edge rejected in April 2008; and (2) $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (the new owner of the project and which is owned by the four builders identified above). The $13.5 million component of this claim represents the same alleged obligation and amount that is the subject of the above described pending $13.2 million repayment guarantee litigation between us and JP Morgan. In connection with the on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for these matters. The amount we have reserved is less than the aggregate amount of the repayment guarantee claim because it takes into account: (i) defenses we believe we possess, many of which are unique to our position in the venture, as well as (ii) potential claims, defenses and offsets we have against the joint venture, the lenders, and our co-venturers. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition.

NOTE 14 — SUBSEQUENT EVENTS

In July 2012, we completed a public offering of 2,645,000 shares of our common stock at $34.75 per share. We plan to use the proceeds received from this offering for working capital and other general corporate purposes. The net proceeds from this offering were approximately $87.1 million.

Also in July 2012, we entered into an unsecured revolving credit facility with four lenders, providing for total lending commitments of up to $125.0 million, of which $50.0 million will be available for the issuance of letters of credit. The unsecured revolving credit facility matures in July 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

During the first half of 2012, the overall housing market continued to show signs of improvement largely driven by increasing consumer confidence levels related to the homebuilding industry, continued excellent housing affordability based on historical metrics, decreasing inventory home levels in many markets, and higher consumer sentiment for the overall economy. Individual markets continue to experience varying results as local economic and employment situations strongly influence the local market demand and homebuying abilities; however, most of our markets have shown positive indicators of a sustainable recovery. The resale market continues to be our biggest competition; however, we feel we successfully differentiate ourselves from these homes through our energy efficient offerings, innovative technology, ability to personalize our homes and by providing a home warranty. We improved on almost every key operating metric year over year in the second quarter of 2012, including increasing closings, average sales prices, revenue, orders, backlog, gross margin and net earnings.

We recorded our strongest order value since 2008 and based on our 1,611 homes in backlog and current orders trends, we anticipate that the remainder of 2012 will result in further positive comparative year-over-year results, which we expect to translate to higher closings year over year. In addition to the increased volume of unit activity, we have also experienced a 40.6% increase in our average orders per community in the second quarter of 2012 over the same period in 2011 and an increase of 20.0% sequentially from the first quarter of 2012 to three orders per month per community. In addition to overall improving demand, we also attribute our improving trends to investments in new communities in more desirable submarkets and our Meritage Green energy efficiency initiatives. As buyer demand has strengthened, we continue to initiate price increases in most of our communities, which we expect will more than offset construction cost increases and improve our bottom-line results. We continue to work on streamlining operations that we believe will help us improve profitability as the year progresses.

Summary Company Results

In the second quarter of 2012, we continued to achieve significant improvements in orders, closings and backlog year over year. Aided by a higher beginning backlog entering the quarter coupled with increased orders in the second quarter of 48.7% over the same period a year ago, we believe these results are indicative of increased demand and consumer confidence, which should translate into higher revenues and profitability moving into the last half of the year. While our current operating results indicate a recovering and stronger housing market, we recognize that we are still operating in a volatile economic environment but are cautiously optimistic about our future operational outlook. We believe the housing market will continue to gradually strengthen to the extent the overall economy continues to improve.

Total home closing revenue was $281.3 million and $485.4 million for the three and six months ended June 30, 2012, increasing 27.8% and 22.1%, respectively, from the same periods last year. The increase in closings of 186 units for the quarter ended June 30, 2012 as compared to the same period last year was further aided by a 5.0% increase in average sales prices of $12,800, increasing revenues by $61.2 million over prior year. For the six months ended June 30, 2012, increased closings of 267 units were boosted by a 4.0% increase in average sales price of $10,300 as compared to the six months ended June 30, 2011. We reported net income of $8.0 million and $3.3 million for the three and six months ended June 30, 2012, as compared to net income of $0.6 million and net loss of $6.1 million for the same periods in 2011, respectively. Our 2012 results include a $5.8 million loss from early extinguishment of debt and a $5.2 million tax benefit primarily due to the reversal of most of the company’s deferred state tax asset in Florida. We expect improving bottom-line results for the remainder of 2012, as indicated by our high ending backlog.

At June 30, 2012, our backlog of $457.7 million reflects an increase of 75.5% or $196.8 million when compared to the backlog at June 30, 2011. The improvement reflects a 48.7% and 42.7% increase in unit orders in the first three and six months of 2012, respectively, as well as higher average sales prices on home orders of 9.9% and 6.6% for the three and six months ended June 30, 2012, respectively, as compared to the same periods a year ago. In the second quarter of 2012, we were also able to maintain a relatively low cancellation rate on home orders at 13% of gross orders as compared to 15% in the same period a year ago.

Land Closing Revenue and Gross Profit

From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we believe the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $755,000, and $1.1 million for the three and six months ending June 30, 2012, respectively as compared to $100,000 for the six months ending June 30, 2011. We also recognized impairments related to land sales in the amount of $669,000 for the three and six months ending June 30, 2012 with no such impairments in the prior comparable periods. All of our 2012 land sale impairments related to land sales in connection with the wind-down of our Nevada operations.

Company Actions and Positioning

Over the last several years and continuing through the stabilization and recovery of the homebuilding market that we believe is currently underway, we remain focused on our main goals of generating profit and maintaining a strong balance sheet. To help meet these goals, over the past several years we began and continue to execute on the following initiatives:

•	Strengthening our balance sheet through a new senior note issuance and debt tender in 2012, extending our earliest debt maturities until 2017;

•	Generating additional working capital and improving liquidity through an equity offering and establishing a revolving credit facility, both of which occurred during July 2012;

•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers’ demands in each community, tailoring our pricing, product and amenities offered;

•

Continuing to innovate and promote the Meritage Green energy efficiency program, where every new home we construct, at a minimum, meets ENERGY STAR® standards, including the recent construction of the only triple-certified homes in the country, certified by the U.S. Environmental Protection Agency, for indoor air quality, water conservation and overall energy efficiency;

•	Aggressively acquiring well-priced and well-positioned land to fund future growth;

•	Adapting sales and marketing efforts to generate additional traffic and compete with resale homes;

•	Focusing our purchasing efforts to manage cost increases as the economy recovers and demand rises;

•	Growing our inventory balance while ensuring sufficient liquidity through exercising tight control over cash flows; and

•	Monitoring our customers’ satisfaction as measured by survey scores and working toward improving them based on the results of the surveys.

We have also consolidated overhead functions in all of our divisions and at our corporate offices to hold down general and administrative cost burden.

Additionally, we are evaluating opportunities for expansion into new markets that were less impacted by the homebuilding downturn over the past several years or that appear to be recovering more quickly than other markets. We are looking to redeploy our capital into projects both within our geographic footprint and through entry into new markets. In connection with these efforts, in 2011 we announced our entry into the Raleigh-Durham, North Carolina and Tampa, Florida markets and our intention to wind down operations in the hard-hit Las Vegas, Nevada market. We also recently announced entry into the Charlotte, North Carolina market with operations anticipated to commence in the second half of 2012.

In the second quarter of 2012, we opened 19 new communities while closing out 18 older communities, ending the quarter with 151 active communities. The relatively flat actively-selling community count is to a large extent the result of our improved sales pace in 2012, which has resulted in closing out communities at a faster pace than we anticipated.

In the second quarter of 2012, we also took steps to strengthen our balance sheet and extend debt maturities through a new senior note issuance. In April 2012, we concurrently issued $300.0 million of 7.00% senior notes due 2022 and completed a tender for approximately $259.0 million of our $285.0 million senior notes due 2015 and approximately $26.1 million of our $125.9 million of senior subordinated notes due 2017. We redeemed the remaining $26.0 million of the 2015 notes in early May 2012, which collectively extinguished all of our $285.0 million of notes due 2015 and extended our earliest debt maturities to 2017. See Note 5 to the accompanying unaudited consolidated financial statements for further discussion. Subsequent to June 30, 2012, we completed an equity offering of 2,645,000 shares, generating approximately $87.1 million in net proceeds as well as established an unsecured revolving credit facility with a capacity of $125.0 million. See Note 14 to the accompanying unaudited consolidated financial statements for further discussion.

We believe such initiatives help support our goals and, coupled with the improving economy and homebuilding market, will allow us to be well positioned to take advantage of a full recovery as it occurs.

Critical Accounting Policies

The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2012 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2011 Annual Report on Form 10-K.

The composition of our closings, home orders and backlog is constantly changing and is based on a dissimilar mix of communities between periods as new projects open and existing projects wind down. Further, individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality of lots (e.g. cul-de-sac, view lots, greenbelt lots). These variations result in a lack of meaningful comparability between our home orders, closings and backlog due to the changing mix between periods.

The tables below present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue

	Three Months Ended June 30,		Quarter over Quarter
	2012	2011	Chg $	Chg %
Total
Dollars	$281,340	$220,131	$61,209	27.8%
Homes closed	1,042	856	186	21.7%
Avg sales price	$270.0	$257.2	$12.8	5.0%
West Region
California
Dollars	$50,521	$28,051	$22,470	80.1%
Homes closed	148	83	65	78.3%
Avg sales price	$341.4	$338.0	$3.4	1.0%
Nevada
Dollars	$2,093	$3,159	$(1,066)	(33.7)%
Homes closed	11	15	(4)	(26.7)%
Avg sales price	$190.3	$210.6	$(20.3)	(9.6)%
West Region Totals
Dollars	$52,614	$31,210	$21,404	68.6%
Homes closed	159	98	61	62.2%
Avg sales price	$330.9	$318.5	$12.4	3.9%
Central Region
Arizona
Dollars	$54,772	$34,949	$19,823	56.7%
Homes closed	208	154	54	35.1%
Avg sales price	$263.3	$226.9	$36.4	16.0%
Texas
Dollars	$101,744	$115,605	$(13,861)	(12.0)%
Homes closed	439	475	(36)	(7.6)%
Avg sales price	$231.8	$243.4	$(11.6)	(4.8)%
Colorado
Dollars	$26,877	$18,628	$8,249	44.3%
Homes closed	80	58	22	37.9%
Avg sales price	$336.0	$321.2	$14.8	4.6%
Central Region Totals
Dollars	$183,393	$169,182	$14,211	8.4%
Homes closed	727	687	40	5.8%
Avg sales price	$252.3	$246.3	$6.0	2.4%
East Region
North Carolina
Dollars	$9,507	N/A	$9,507	N/M
Homes closed	26	N/A	26	N/M
Avg sales price	$365.7	N/A	$365.7	N/M
Florida
Dollars	$35,826	$19,739	$16,087	81.5%
Homes closed	130	71	59	83.1%
Avg sales price	$275.6	$278.0	$(2.4)	(0.9)%
East Region Totals
Dollars	$45,333	$19,739	$25,594	129.7%
Homes closed	156	71	85	119.7%
Avg sales price	$290.6	$278.0	$12.6	4.5%

N/M = Not Meaningful

Home Closing Revenue

	Six Months Ended June 30,		Year over Year
	2012	2011	Chg $	Chg %
Total
Dollars	$485,362	$397,620	$87,742	22.1%
Homes closed	1,801	1,534	267	17.4%
Avg sales price	$269.5	$259.2	$10.3	4.0%
West Region
California
Dollars	$83,827	$49,222	$34,605	70.3%
Homes closed	245	145	100	69.0%
Avg sales price	$342.2	$339.5	$2.7	0.8%
Nevada
Dollars	$3,289	$6,138	$(2,849)	(46.4)%
Homes closed	17	30	(13)	(43.3)%
Avg sales price	$193.5	$204.6	$(11.1)	(5.4)%
West Region Totals
Dollars	$87,116	$55,360	$31,756	57.4%
Homes closed	262	175	87	49.7%
Avg sales price	$332.5	$316.3	$16.2	5.1%
Central Region
Arizona
Dollars	$93,671	$66,916	$26,755	40.0%
Homes closed	350	281	69	24.6%
Avg sales price	$267.6	$238.1	$29.5	12.4%
Texas
Dollars	$173,395	$200,415	$(27,020)	(13.5)%
Homes closed	756	829	(73)	(8.8)%
Avg sales price	$229.4	$241.8	$(12.4)	(5.1)%
Colorado
Dollars	$48,177	$34,257	$13,920	40.6%
Homes closed	144	107	37	34.6%
Avg sales price	$334.6	$320.2	$14.4	4.5%
Central Region Totals
Dollars	$315,243	$301,588	$13,655	4.5%
Homes closed	1,250	1,217	33	2.7%
Avg sales price	$252.2	$247.8	$4.4	1.8%
East Region
North Carolina
Dollars	$16,054	N/A	$16,054	N/M
Homes closed	44	N/A	44	N/M
Avg sales price	$364.9	N/A	$364.9	N/M
Florida
Dollars	$66,949	$40,672	$26,277	64.6%
Homes closed	245	142	103	72.5%
Avg sales price	$273.3	$286.4	$(13.1)	(4.6)%
East Region Totals
Dollars	$83,003	$40,672	$42,331	104.1%
Homes closed	289	142	147	103.5%
Avg sales price	$287.2	$286.4	$0.8	0.3%

Home Orders (1)

	Three Months Ended June 30,		Quarter over Quarter
	2012	2011	Chg $	Chg %
Total
Dollars	$385,829	$236,014	$149,815	63.5%
Homes ordered	1,353	910	443	48.7%
Avg sales price	$285.2	$259.4	$25.8	9.9%
West Region
California
Dollars	$100,432	$30,564	$69,868	228.6%
Homes ordered	279	94	185	196.8%
Avg sales price	$360.0	$325.1	$34.9	10.7%
Nevada
Dollars	$5,615	$4,868	$747	15.3%
Homes ordered	31	22	9	40.9%
Avg sales price	$181.1	$221.3	$(40.2)	(18.2)%
West Region Totals
Dollars	$106,047	$35,432	$70,615	199.3%
Homes ordered	310	116	194	167.2%
Avg sales price	$342.1	$305.4	$36.7	12.0%
Central Region
Arizona
Dollars	$70,331	$41,566	$28,765	69.2%
Homes ordered	260	161	99	61.5%
Avg sales price	$270.5	$258.2	$12.3	4.8%
Texas
Dollars	$117,028	$104,447	$12,581	12.0%
Homes ordered	482	445	37	8.3%
Avg sales price	$242.8	$234.7	$8.1	3.5%
Colorado
Dollars	$28,774	$22,448	$6,326	28.2%
Homes ordered	87	70	17	24.3%
Avg sales price	$330.7	$320.7	$10.0	3.1%
Central Region Totals
Dollars	$216,133	$168,461	$47,672	28.3%
Homes ordered	829	676	153	22.6%
Avg sales price	$260.7	$249.2	$11.5	4.6%
East Region
North Carolina
Dollars	$14,053	N/A	$14,053	N/M
Homes ordered	40	N/A	40	N/M
Avg sales price	$351.3	N/A	$351.3	N/M
Florida
Dollars	$49,596	$32,121	$17,475	54.4%
Homes ordered	174	118	56	47.5%
Avg sales price	$285.0	$272.2	$12.8	4.7%
East Region Totals
Dollars	$63,649	$32,121	$31,528	98.2%
Homes ordered	214	118	96	81.4%
Avg sales price	$297.4	$272.2	$25.2	9.3%

(1)	Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

Home Orders

	Six Months Ended June 30,		Year over Year
	2012	2011	Chg $	Chg %
Total
Dollars	$694,158	$456,626	$237,532	52.0%
Homes ordered	2,497	1,750	747	42.7%
Avg sales price	$278.0	$260.9	$17.1	6.6%
West Region
California
Dollars	$163,079	$57,713	$105,366	182.6%
Homes ordered	466	172	294	170.9%
Avg sales price	$350.0	$335.5	$14.5	4.3%
Nevada
Dollars	$7,071	$8,890	$(1,819)	(20.5)%
Homes ordered	39	41	(2)	(4.9)%
Avg sales price	$181.3	$216.8	$(35.5)	(16.4)%
West Region Totals
Dollars	$170,150	$66,603	$103,547	155.5%
Homes ordered	505	213	292	137.1%
Avg sales price	$336.9	$312.7	$24.2	7.7%
Central Region
Arizona
Dollars	$129,943	$75,908	$54,035	71.2%
Homes ordered	509	310	199	64.2%
Avg sales price	$255.3	$244.9	$10.4	4.2%
Texas
Dollars	$225,891	$214,128	$11,763	5.5%
Homes ordered	945	891	54	6.1%
Avg sales price	$239.0	$240.3	$(1.3)	(0.5)%
Colorado
Dollars	$59,087	$44,630	$14,457	32.4%
Homes ordered	178	141	37	26.2%
Avg sales price	$331.9	$316.5	$15.4	4.9%
Central Region Totals
Dollars	$414,921	$334,666	$80,255	24.0%
Homes ordered	1,632	1,342	290	21.6%
Avg sales price	$254.2	$249.4	$4.8	1.9%
East Region
North Carolina
Dollars	$26,132	N/A	$26,132	N/M
Homes ordered	73	N/A	73	N/M
Avg sales price	$358.0	N/A	$358.0	N/M
Florida
Dollars	$82,955	$55,357	$27,598	49.9%
Homes ordered	287	195	92	47.2%
Avg sales price	$289.0	$283.9	$5.1	1.8%
East Region Totals
Dollars	$109,087	$55,357	$53,730	97.1%
Homes ordered	360	195	165	84.6%
Avg sales price	$303.0	$283.9	$19.1	6.7%

	Three Months Ended June 30,
	2012		2011
	Beginning	Ending	Beginning	Ending
Active Communities
Total	150	151	141	145

West Region
California	21	20	14	18
Nevada	2	2	4	3

West Region Total	23	22	18	21
Central Region
Arizona	32	32	32	35
Texas	67	68	73	68
Colorado	8	8	9	8

Central Region Total	107	108	114	111
East Region
North Carolina	4	5	0	0
Florida	16	16	9	13

East Region Total	20	21	9	13

	Six Months Ended June 30,
	2012		2011
	Beginning	Ending	Beginning	Ending
Active Communities
Total	157	151	151	145

West Region
California	20	20	14	18
Nevada	2	2	4	3

West Region Total	22	22	18	21
Central Region
Arizona	37	32	32	35
Texas	67	68	82	68
Colorado	10	8	9	8

Central Region Total	114	108	123	111
East Region
North Carolina	3	5	0	0
Florida	18	16	10	13

East Region Total	21	21	10	13

	Three Months Ended June 30,		Six Months Ended June 30,
Cancellation Rates (1)	2012	2011	2012	2011
Total	13%	15%	14%	16%
West Region
California	12%	22%	13%	19%
Nevada	9%	24%	15%	16%
West Region Total	11%	23%	13%	18%
Central Region
Arizona	10%	8%	9%	8%
Texas	17%	17%	16%	19%
Colorado	5%	10%	8%	11%
Central Region Total	14%	14%	13%	16%
East Region
North Carolina	5%	N/A	5%	N/A
Florida	12%	13%	20%	17%
East Region Total	11%	13%	17%	17%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross order units for the same period.

Order Backlog (1)

	At June 30,		Year over Year
	2012	2011	Chg $	Chg %
Total
Dollars	$457,650	$260,822	$196,828	75.5%
Homes in backlog	1,611	994	617	62.1%
Avg sales price	$284.1	$262.4	$21.7	8.3%
West Region
California
Dollars	$106,900	$23,786	$83,114	349.4%
Homes in backlog	303	72	231	320.8%
Avg sales price	$352.8	$330.4	$22.4	6.8%
Nevada
Dollars	$4,858	$5,121	$(263)	(5.1)%
Homes in backlog	27	23	4	17.4%
Avg sales price	$179.9	$222.7	$(42.8)	(19.2)%
West Region Totals
Dollars	$111,758	$28,907	$82,851	286.6%
Homes in backlog	330	95	235	247.4%
Avg sales price	$338.7	$304.3	$34.4	11.3%
Central Region
Arizona
Dollars	$81,504	$40,972	$40,532	98.9%
Homes in backlog	317	154	163	105.8%
Avg sales price	$257.1	$266.1	$(9.0)	(3.4)%
Texas
Dollars	$145,990	$125,320	$20,670	16.5%
Homes in backlog	585	525	60	11.4%
Avg sales price	$249.6	$238.7	$10.9	4.6%
Colorado
Dollars	$34,403	$27,337	$7,066	25.8%
Homes in backlog	104	86	18	20.9%
Avg sales price	$330.8	$317.9	$12.9	4.1%
Central Regional Totals
Dollars	$261,897	$193,629	$68,268	35.3%
Homes in backlog	1,006	765	241	31.5%
Avg sales price	$260.3	$253.1	$7.2	2.8%
East Region
North Carolina
Dollars	$18,694	N/A	$18,694	N/M
Homes in backlog	53	N/A	53	N/M
Avg sales price	$352.7	N/A	$352.7	N/M
Florida
Dollars	$65,301	$38,286	$27,015	70.6%
Homes in backlog	222	134	88	65.7%
Avg sales price	$294.1	$285.7	$8.4	2.9%
East Region Totals
Dollars	$83,995	$38,286	$45,709	119.4%
Homes in backlog	275	134	141	105.2%
Avg sales price	$305.4	$285.7	$19.7	6.9%

(1)	Our backlog represented net orders that have not yet closed.

Operating Results

Companywide. Home closing revenue for the three months ended June 30, 2012 increased $61.2 million or 27.8% when compared to the same period in the prior year, due to the increase in number of closings by 186 units and an increase in average sales prices of $12,800, or 5.0%. During the second quarter of 2012, we also experienced a significant increase in both units and average sales prices for home orders. The 443-unit increase in orders and $25,800 increase in average sales price for the quarter ended June 30, 2012 over the prior year period increased total order value by $149.8 million, or 63.5%. Sequentially over the prior quarter, we also saw an increase in the average sales price of orders by $15,700 or 5.8%. The increases in average sales prices on orders are due to a shift in mix to higher-priced states and our ability to increase sales prices in many of our communities throughout the country and the higher prices of our newer better-located communities with a shift to larger square footage homes with corresponding higher average sales prices in certain markets. The higher orders and average sales prices led to an increase in ending backlog to 1,611 units, a 62.1% unit increase valued at $457.7 million as compared to 994 homes at June 30, 2011 valued at $260.8 million.

Closed units for the six months ended June 30, 2012 increased 267 homes or 17.4% over the same period in 2011. Order units of 2,497 in the first six months of 2012 increased 42.7% as compared to 1,750 in the same period of 2011,with a $17,100 or 6.6% increase in average sales price, reflecting the improved demand in 2012 that resulted in increased ending backlog as mentioned above.

West. In the second quarter of 2012, home closings in our West Region increased 61 units or 62.2%, for total revenue of $52.6 million, a $21.4 million increase as compared to 2011. Orders in the second quarter of 2012 more than doubled, increasing by 194 units or 167.2% over the same period a year ago, providing order value of $106.0 million, strengthened by a $36,700 average sales price increase. Home orders in the second quarter of 2012 in terms of dollars increased 199.3% over 2011 and 65.4% sequentially over the first quarter of 2012. The increases in year-over-year orders activity is primarily from our newer California communities, which led to a 235-unit or 247.4% increase in our ending backlog in the Region as of June 30, 2012 versus 2011. California had a 28.1% increase in active community count year over year that, together with an approximate 130.5% increase in average orders per community, resulted in our increased order volume. The Region’s current community supply is primarily comprised of well-located lots purchased in the last several years at reasonable prices, and we believe the lower lot basis, desirability of our locations and the Meritage Green product offering has helped the overall performance of this Region. The California market was one of the earliest and hardest hit homebuilding markets in the country. Our current year operating results are a strong indicator that this market is experiencing a recovery, which is translating to some of our most impressive comparative trends, both year over year and sequentially.

The Nevada market was relatively flat in closings, while experiencing increases in order and backlog units in the second quarter of 2012 of 40.9% and 17.4%, respectively, as compared to the second quarter of 2011. As previously discussed, we are winding down operations in Nevada and have only two actively-selling communities there.

For the six months ended June 30, 2012, home closings in our West Region increased 87 units to 262 closings, resulting in a 57.4% increase in home closing revenue as compared to the same period in the prior year. Orders in the first six months of 2012 increased 292 units or 137.1%, resulting in an increase of 155.5% to $170.2 million of order volume over the same period in 2011. The Region’s average sales price increase of 7.7% on orders to $336,900 and the unit boost indicate an improved homebuilding environment in this part of the country.

Central. In the second quarter of 2012, home closings in our Central Region increased 40 units, or 5.8%, aided by a 2.4% increase in average sales price, for total revenue of $183.4 million, an 8.4% or $14.2 million increase compared to the second quarter of 2011. Orders in the Region saw a 22.6% increase to 829 units versus 676 in the second quarter of 2011. Significant improvements in order volume and average sales prices in Arizona were the main contributors to the increases, with increases of 61.5% and 4.8%, respectively, for the three months ended June 30, 2012 as compared to the same period in 2011. Sales pace on home orders in the second quarter of 2012 in Arizona and Colorado was also significantly improved, with 68.8% and 32.9% increases, respectively, of orders per average community as compared to the same period a year ago, while orders in Texas improved 8.3%. The improved orders volume in Arizona and Colorado is fully attributed to an improved orders pace per community as the number of active communities was relatively stable period over period. We believe the successes in Arizona and Colorado are a testament to the Company’s strategy that emphasizes well-located lot and land positions, innovative product design and our energy-efficient features. The overall improvement in year-over-year orders resulted in 1,006 units in backlog, a 31.5% increase from June 30, 2011, valued at $261.9 million.

Texas remained our highest volume market in the Region, and the country, during the second quarter of 2012. Despite a 4.3% decrease in average active communities, it experienced an increase in orders to 482 units as compared to 445 units for the same period a year ago. The decrease in active communities is a result of our communities closing out faster than we are replacing them, which directly resulted from the 12.7% increase in our sales pace on home orders. We are actively working to open recently acquired replacement communities during the next six months.

Arizona volumes increased with orders of 260 units for the three months ended June 30, 2012 versus 161 for the same period a year ago. Arizona has benefitted from the shift to newer, closer-in communities with larger square footage homes, contributing to a 4.8%, or $12,300 increase in average sales price per home on orders, which aided the overall increase in order dollars for the three months ended June 30, 2012 to $70.3 million. The stable count of actively selling communities is mainly attributable to our improved number of orders, creating faster sell-out of communities than anticipated. We are working to commence sales operations in several newly-acquired land positions to replace our recently sold-out communities. Colorado contributed 80 closings and $26.9 million of associated revenue, a 44.3% revenue increase over the same period a year ago. Colorado also experienced healthy increases in orders for the second three months of 2012, rising to $28.8 million on 87 units, a 28.2% and 24.3% respective increase over 2011.

Year to date, the Region’s revenues experienced an increase to $315.2 million of closings volume on 1,250 closings, $13.7 million higher than prior year. The 290-unit and $80.3 million increases in orders in the first six months of 2012 echo the gains experienced in the second quarter.

East. In the second quarter of 2012, home closings in our East Region increased 85 units or 119.7% with an increase in average sales price to $290,600, for total revenue of $45.3 million, a 129.7% increase as compared to the second quarter of 2011. The Region’s orders increased to 214 units, a 96-unit or 81.4% increase from the quarter ended June 30, 2011. The Florida market was the largest contributor to the Region’s results, although North Carolina provided its second full quarter of operations, contributing 26 closed units totaling $9.5 million in revenue. North Carolina also added 40 units and $14.1 million in order volume and 53 units in backlog valued at $18.7 million to the Region’s results. Average price increases for the Region for home orders are attributed to the success of new communities opened over the past several quarters that are delivering a high volume of closings with our desirable Meritage Green product offerings, as well as the effect of our higher average sales prices in North Carolina. Our North Carolina results also demonstrate the strength of this market with average sales prices on orders during the second quarter of $351,300. The Region’s higher orders resulted in an increase in ending backlog to 275 units, or $84.0 million, a 141-unit or 105.2% increase over the same period a year ago. In the second quarter of 2012, operations also commenced in our Tampa division, providing the first orders and backlog, valued at $1.0 million. Accordingly, we anticipate recording closing revenue for the Tampa division in the second half of 2012.

The Region’s home closings for the six months ended June 30, 2012 increased 147 units, or 103.5%. This generated total revenue of $83.0 million for the six months ended June 30, 2012, a 104.1% increase over the same period a year ago. Year-to-date orders increased 84.6% to 360 units as compared to the same period one year ago. The same factors that impacted the second quarter performance also impacted the year-to-date results.

Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Home Closing Gross Profit
Total	$51,946	18.5%	$39,587	18.0%	$87,059	17.9%	$69,967	17.6%
Add back Impairments	194		590		487		1,254

Adjusted Gross Margin	$52,140	18.5%	$40,177	18.3%	$87,546	18.0%	$71,221	17.9%
West	$8,777	16.7%	$5,000	16.0%	$13,699	15.7%	$8,132	14.7%
Add back Impairments	116		57		242		257

Adjusted Gross Margin	$8,893	16.9%	$5,057	16.2%	$13,941	16.0%	$8,389	15.2%
Central	$34,181	18.6%	$29,648	17.5%	$56,525	17.9%	$52,178	17.3%
Add back Impairments	71		434		226		769

Adjusted Gross Margin	$34,252	18.7%	$30,082	17.8%	$56,751	18.0%	$52,947	17.6%
East	$8,988	19.8%	$4,939	25.0%	$16,835	20.3%	$9,657	23.7%
Add back Impairments	7		99		19		228

Adjusted Gross Margin	$8,995	19.8%	$5,038	25.5%	$16,854	20.3%	$9,885	24.3%

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

Home closing gross profit increased to a margin of 18.5% for the quarter ended June 30, 2012 as compared to 18.0% for the quarter ended June 30, 2011. Excluding impairments, gross margin was 18.5% versus 18.3% for the quarters ended June 30, 2012 and June 30, 2011, respectively. We also experienced an increase in home closing gross profit sequentially from 17.4% in the first three months of 2012, excluding impairments. For the six months ended June 30, 2012, the gross profit was 17.9% as compared to 17.6% from the same period in the prior year. Excluding the impact of impairments of $487,000 and $1.3 million in the first half of 2012 and 2011, respectively, gross margins were relatively flat at 18.0% and 17.9% for the same periods. We have been successful in increasing gross profit despite direct cost increases experienced in the homebuilding industry recently. This is mainly attributable to sales price increases and construction overhead leverage as our volume has increased over the last several quarters. We believe that with our improving orders, sales price increases, and strong ending backlog numbers, we should continue to see gains in our gross profit throughout the year. We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.

West. Our West Region home closing gross margin increased to 16.7% for the three months ended June 30, 2012 from 16.0% in the same period of 2011. For the first six months of 2012, the gross profit was 15.7% compared to 14.7% in the first six months of 2011. Excluding impairments, the gross margins in the second quarter of 2012 and 2011 were 16.9% and 16.2% and 16.0% and 15.2% for the first half of 2012 and 2011, respectively. Our California land positions are mostly comprised of new land purchases, and our margins in California increased year over year as a result of these desirable community locations that appeal to our homebuyers, and price increases we have been able to take in many communities. This Region’s margins were negatively impacted by the Nevada operations that are currently being wound down. We expect to sell out of our Nevada communities in the next 12-18 months based on our current orders pace.

Central. The Central Region’s 18.6% and 17.9% home closing gross margin for the three and six months ended June 30, 2012, respectively, increased from 17.5% and 17.3% in the same periods of 2011. Excluding impairments, gross margins were 18.7% and 17.8% for the three months ended June 30, 2012 and June 30, 2011, respectively, and 18.0% and 17.6% for the six months ended June 30, 2012 and June 30, 2011, respectively. The increase in margins year over year are primarily due to the shift of closings into Arizona where we have relatively higher margins due to recent successes in achieving price increases. Although Texas remains the largest volume market in this Region, Arizona and Colorado have experienced an increase in the number of closings as a percentage of the Region in 2012 versus 2011.

East. This Region experienced home closing gross margins of 19.8% and 20.3% for the three and six months ended June 30, 2012 as compared to 25.0% and 23.7% for the same periods in the prior year. Excluding impairments, margins were 19.8% and 20.3% for the three and six months ended June 30, 2012 as compared to 25.5% and 24.3% for the same periods in 2011. While margins in this Region remain higher than those in our other markets, they have decreased year over year as a result of our closing units mix where more closings in 2012 have come from communities with lower gross margins than those in 2011, as we have closed out of some of the higher priced and higher margin communities in Florida.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commissions and Other Sales Costs
Dollars	$23,118	$18,853	$42,095	$34,168
Percent of home closing revenue	8.2%	8.6%	8.7%	8.6%
General and Administrative Expenses
Dollars	$16,516	$14,990	$31,237	$30,116
Percent of total revenue	5.9%	6.8%	6.4%	7.6%
Earnings from Unconsolidated Entities, Net
Dollars	2,228	1,226	3,651	2,134
Interest Expense
Dollars	$6,338	$7,496	$13,709	$15,519
Other Income, Net
Dollars	$792	$1,273	$628	$1,996
Loss on Extinguishment of Debt
Dollars	$5,772	$0	$5,772	$0
(Benefit from)/Provision for Income Taxes
Dollars	$(5,163)	$185	$(4,983)	$400

Commissions and Other Sales Costs

Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. As a percentage of home closing revenue, these costs were 8.2% and 8.7% for the three and six months ended June 30, 2012, respectively, as compared to 8.6% for the three and six months ended June 30, 2011. The year-over-year dollars increase is primarily the result of our sales volume increase and to a lesser extent our recently-established national contact center, increased marketing efforts and an enhanced website. In addition, we implemented an aggressive spring selling season compensation initiative for internal sales associates. The decreasing percentage for the three months ended June 30, 2012 versus 2011 is indicative of our ability to leverage these costs over our increasing revenue.

General and Administrative Expenses

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased slightly to $16.5 million and $31.2 million in the three and six months ended June 30, 2012 as compared to $15.0 million and $30.1 million in the prior periods, largely due to increased incentive compensation costs driven by improved operational metrics. Due to the increase in revenue and improved operating leverage, these expenses decreased to 5.9% and 6.4% of total revenue for the three and six months ended June 30, 2012, as compared to 6.8% and 7.6% for the same periods in 2011. We remain focused on cost control at both the divisional and corporate levels.

Earnings from Unconsolidated Entities, Net

Earnings from unconsolidated entities, net represents our portion of pre-tax earnings from joint ventures. Included in this amount is both the pass through of earnings from the joint venture’s most recently available financial statements as well as any accrued expected earnings for the periods presented that might not have been reflected in the joint venture’s financial statements provided to us. The increase for both the three and six months ended June 30, 2012 as compared to the same periods in 2011 is primarily attributable to the increased closings volume as most of our joint venture activity is from mortgage and title operations.

Interest Expense

Interest expense is comprised of interest incurred but not capitalized on our senior and senior subordinated notes. For the three and six months ended June 30, 2012, our non-capitalizable interest expense was $6.3 million and $13.7 million as compared to $7.5 million and $15.5 million for the same periods in the prior year. The decrease in expense year over year is a result of a higher amount of active assets under development included in our inventory that qualify for interest capitalization. While we anticipate our non-capitalizable interest expense will continue to decrease, we expect our eligible assets under construction to remain below our debt balance for the remainder of 2012, and therefore, we anticipate that we will continue to incur such interest charges.

Other Income, Net

Other (loss)/income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who cancelled their purchase contract with us, and (iv) payments or awards related to legal settlements. Other income, net, decreased for the three and six months ended June 30, 2012 as compared to the same period last year, was mainly due to timing of legal expenses and settlements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three and six months ended June 30, 2012 is attributable to the charges associated with the tender of our $285.0 million 2015 notes and $26.1 million of our 2017 notes. The charges represent both the loss on the call as well as the write off of any unamortized capitalized costs related to the notes. There were no such debt extinguishment charges for the three or six months ended June 30, 2011.

Income Taxes

During the three and six months ended June 30, 2012, we reported an effective tax rate of (181.7%) and 287.7% compared to 24.8% and (7.0)% for the same periods a year ago. The change in our tax rate is primarily attributable to the partial reversal of the valuation allowance against state deferred tax assets in Florida and is not reflective of our historical tax rate or our effective tax rate in future periods.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2012 were operating expenses, home construction, the payment of routine liabilities, and the acquisition of new and strategic lot positions. Reference is made to Note 5 of these unaudited consolidated financial statements included in this quarterly report on Form 10-Q. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth.

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count in strategic and attractive locations we deem key to our success. We are also using our cash on hand to fund operations in several of our new markets. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory will exceed our cash generated by operations. During the second quarter of 2012, we closed 1,042 homes, purchased about 1,900 lots for $87.9 million, spent $27.9 million on land development, and started about 1,500 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years.

We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the second quarter with $204.7 million of cash and cash equivalents, investments and securities, and restricted cash, a $128.5 million decrease from December 31, 2011, primarily as a result of land acquisitions and land development dollars spent and to a lesser extent, increases in our home inventory under construction. As we have no debt maturities until 2017, we intend to generate cash from the sale of our inventory, but we intend to redeploy cash generated from the sale of inventory to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes.

In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. Accordingly, in April 2011 we announced our entry into the Raleigh-Durham, North Carolina market. We began sales operations in the fourth quarter of 2011 and had our first closings in the first quarter of 2012. Entry into the Raleigh-Durham area offers us growth opportunities based on a number of positive factors, including a growing employment base, rising median incomes, and affordable cost of living. We also announced entry into the Tampa, Florida market in late 2011 and have since acquired several land positions in that area and experienced our first sales in the second quarter of 2012. In the second quarter of 2012, we announced a new division in Charlotte, N.C. Charlotte is the largest metropolitan area in North Carolina and the second largest banking center in the U.S. behind New York City, with a diversified industrial structure, low cost of business and a well-educated population base. It is positioned for long-term growth and expected to outpace the national average through 2015. We have identified several excellent locations within some of the most attractive submarkets in this area, and expect to commence homebuilding operations by early fourth quarter of 2012. These opportunities expand our footprint into new markets with positive growth potential and the ability to leverage our existing East Region resources.

Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. Including our recent financing and capital transactions, we believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Subsequent to June 30, 2012, we completed an equity offering of 2,645,000 shares and established an unsecured revolving credit facility with a capacity of $125.0 million. Reference is made to Notes 5 and 14 in the accompanying notes to the unaudited financial statements included in this Quarterly Report on Form 10-Q.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At June 30, 2012		At December 31, 2011
Senior and senior subordinated notes	$596,054		$606,409
Stockholders’ equity	496,658		488,912

Total capital	$1,092,712		$1,095,321
Debt-to-capital (1)	54.5%		55.4%
Senior and senior subordinated notes	$596,054		$606,409
Less: cash and cash equivalents, restricted cash, and investments and securities	(204,687)		(333,187)

Net debt	391,367		273,222
Stockholders’ equity	496,658		488,912

Total capital	$888,025		$762,134
Net debt-to-capital (2)	44.1	%(3)	35.8%

(1)	Debt-to-capital is computed as senior and senior subordinated notes divided by the aggregate of total senior and senior subordinated notes and stockholders’ equity.
(2)	Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders’ equity. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.
(3)	Reflecting the $87.1 million raised through our equity offering in July, pro forma net debt to capital would be 34.5% as of June 30, 2012.

We have an automatically effective shelf registration statement on file with the Securities and Exchange Commission that registers offerings of debt and equity securities we may offer.

Covenant Compliance

We were in compliance with all senior and subordinated note covenants as of June 30, 2012. In order to be out of compliance with the ratio requirement, we would need to fail both the Fixed Charge Coverage and Leverage Ratios, not just one ratio independently. A failure to meet both the Fixed Charge Coverage and Leverage Ratio is not a default but rather results in a prohibition (subject to exceptions) from incurring additional indebtedness only. Our actual Fixed Charge Ratio and Leverage Ratio as of June 30, 2012 are reflected in the table below:

Financial Covenant:	Covenant Requirement	Actual
Fixed Charge Coverage	> 2.00	1.33
Leverage Ratio	< 3.00	1.29

Off-Balance Sheet Arrangements

Reference is made to Notes 1, 3 and 13 in the accompanying notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Seasonality

Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it has been and may continue to be affected by the current volatility in the homebuilding industry.

Recently Issued Accounting Pronouncements.

See Note 1 to the accompanying notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Special Note of Caution Regarding Forward-Looking Statements

In passing the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Congress encouraged public companies to make “forward-looking statements” by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the PSLRA. The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include statements concerning our perceptions that the homebuilding cycle may have stabilized; we will continue to see overall positive comparative trends in sales and backlog throughout 2012 and that these trends will result in higher closings and profits in 2012; trends in the homebuilding industry in general, and our markets and results specifically, our intention to hold our investments and securities to maturity; our strategic initiatives; that underperforming or mothballed communities will not incur material impairments in the future; the timing of our wind down of operations in Nevada and the negative impact of our Nevada operations during the wind down process; the benefits of our land acquisition strategy and structures; our intended use of the proceeds of our equity offering; the timing of our commencement of operations and sales in Charlotte and of closings in Tampa; our efforts to replace closed-out communities; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements, whether certain guarantees relating to our joint ventures have been or will be triggered, whether certain guarantees are recourse to us, and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business in the remainder of 2012 and beyond, the demand for and the pricing of our homes; our land and lot acquisition strategy; the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings (including the joint venture litigation relating to our joint venture in Las Vegas, Nevada) we are involved in; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, closings, orders, cancellations, construction costs and gross margins, gross profit, net earnings and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; the benefits of our equity compensation program; that we may seek to raise additional debt and equity capital; we will continue to incur interest direct interest expense (versus capitalizing and amortizing through cost of closings); the sufficiency of our reserves and our support for our uncertain tax filings positions and timing of payments relating thereto; our intentions regarding the payment of dividends and the use of derivative contracts; the impact of seasonality; and our future compliance with debt covenants.

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

All of our debt is fixed rate and as of June 30, 2012 is made up of our $99.8 million in principal of our 7.731% senior subordinated notes due 2017, $200.0 million in principal of our 7.15% senior notes due 2020 and $300.0 million in principal of our 7.00% senior notes due 2022. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt. See Note 5 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion regarding our debt refinancing in the second quarter of 2012.

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

Joint Venture Litigation

Since 2008, we have been in litigation initiated by the lender group regarding a large Nevada-based land acquisition and unconsolidated development joint venture in which the lenders were seeking damages in two separate actions on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP Consolidated)). Our interest in this joint venture is comparatively small, totaling 3.53%, but we have vigorously defended and otherwise sought resolution of these actions. We are the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and we contend, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. Pursuant to the lenders’ request and stipulation of the parties, on January 23, 2012, the Court dismissed all of the lenders’ claims against Meritage in this consolidated lawsuit without prejudice.

On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we will be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding most of the same issues addressed in the Ohio litigation (Case No. 2: 11-CV-01364-PMP). The Ohio and Nevada actions are in the process of being consolidated into a single action. On October 26, 2011, the Bankruptcy Court approved a plan pursuant to which (i) the lenders have received all payment they are entitled to, (ii) the project has been conveyed to an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) pursuant to which the four co-venturer builders claim to have succeeded to the lenders’ repayment guarantee claim against Meritage.

In March 2012, Inspirada Builders, LLC, as Estate Representative of bankrupt South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There are two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, ironically for not paying the amount Meritage fully tendered but South Edge (at the direction of or as a result of acts of or the failure to perform by the co-venture members KB Home, Toll Brothers, Pardee Homes and Beazer) rejected in 2008. The second demand is for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC, which is the new owner of the project and which is owned by KB Home, Toll Brothers, Pardee Homes and Beazer Homes. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the already pending $13.2 million repayment guarantee litigation between us and JP Morgan that is described above. This demand for arbitration is substantively not a new claim but rather is in our view a litigation tactic in anticipation of adverse rulings expected shortly in the pending repayment guarantee litigation. We do not believe there is any additional exposure to us related to this new claim beyond that already disclosed and discussed in this Legal Proceedings section.

In connection with these on-going legal proceedings, we have established reserves for amounts that we believe are probable and estimable. The amount we have reserved is less than the aggregate amount of our repayment guarantee, because it takes into account: (i) defenses we believe we possess, many of which are unique to our position in the venture as the only performing builder venture partner, as well as (ii) claims we may have against our co-venturers and the lenders. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition.

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

The following risk factor included in our 2011 Annual Report on Form 10-K is amended and restated in its entirety as follows:

Expirations, amendments or changes to tax laws, incentives or credits currently available to our homebuyers may negatively impact our business.

Significant changes to existing tax laws that currently benefit our homebuyers, such as the ability to deduct mortgage interest and real property taxes, may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to our buyers. Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions would affect most homeowners’ net cost of owning a home. Also, federal or state governments have in the past provided for substantial benefits in the form of tax credits for buyers of new or used homes. For example, from 2008 to April 2011, many homebuyers took advantage of the federal homebuyer tax credit. We believe this tax credit, which provided tax credit benefits of up to $8,000 for certain home purchases by qualified buyers, resulted in a greater increase in home sales during the 2008 to early 2011 period than would have otherwise occurred in the absence of the credit. While we benefitted from increased sales during the time that such credit was available, we further experienced a sharp decrease in home sales after the credit expired. If tax credits or similar incentives are adopted in the future, we would expect to see a similar pattern of decreasing sales after expiration of the tax credit, which decrease could have an adverse effect on our results of operations.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

We did not acquire any of our own equity securities during the three months ended June 30, 2012.

On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. On August 14, 2006, we announced that the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of June 30, 2012, we had approximately $130.2 million available of the authorized amount to repurchase shares under this program.

We have not declared cash dividends for the past ten years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Our senior subordinated note indenture contains restrictions on the payment of cash dividends and stock repurchases. Reference is made to Note 5 of the consolidated financial statements included in this Quarterly Report on Form 10-Q, which discusses limitations on our ability to pay dividends.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

10.1	2006 Stock Incentive Plan, as amended	Incorporated by reference to Appendix A of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 3, 2012

10.2	Credit Agreement, dated as of July 24, 2012, among Meritage Homes Corporation, JP Morgan Chase Bank, N.A., and the several lenders named therein	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 24, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101	The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements. *

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 1st day of August 2012.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/ LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation

10.1	2006 Stock Incentive Plan, as amended

10.2	Credit Agreement, dated as of July 24, 2012, among Meritage Homes Corporation, JP Morgan Chase Bank, N.A., and the several lenders named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements. *

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.