Form 10-Q
period 2012-09-30
Meritage Homes CORP
filed 2012-10-31
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-9977
 ____________________________________________________________
MERITAGE HOMES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
 ____________________________________________________________

Maryland	86-0611231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

17851 North 85th Street, Suite 300
Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)
(480) 515-8100
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
 ____________________________________________________________
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
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 30, 2012: 35,590,401

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$305,049	$173,612
Investments and securities	66,549	147,429
Restricted cash	15,254	12,146
Other receivables	16,681	14,932
Real estate	1,004,825	815,425
Deposits on real estate under option or contract	12,983	15,208
Investments in unconsolidated entities	12,008	11,088
Property and equipment, net	14,112	13,491
Deferred tax asset	7,709	—
Prepaid expenses and other assets	26,032	18,047
Total assets	$1,481,202	$1,221,378
Liabilities:
Accounts payable	$52,069	$37,735
Accrued liabilities	96,364	79,464
Home sale deposits	14,027	8,858
Senior, senior subordinated, convertible senior notes and other borrowings	722,675	606,409
Total liabilities	885,135	732,466
Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 35,590,401 and 40,377,021 shares at September 30, 2012 and December 31, 2011, respectively	356	404
Additional paid-in capital	387,234	478,839
Retained earnings	208,477	198,442
Treasury stock at cost, none and 7,891,250 shares at September 30, 2012 and December 31, 2011, respectively	—	(188,773)
Total stockholders’ equity	596,067	488,912
Total liabilities and stockholders’ equity	$1,481,202	$1,221,378
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Home closing revenue	$334,880	$217,534	$820,242	$615,154
Land closing revenue	7,763	—	8,846	100
Total closing revenue	342,643	217,534	829,088	615,254
Cost of home closings	(272,309)	(178,544)	(670,125)	(504,943)
Cost of land closings	(7,493)	—	(8,164)	(91)
Real estate impairments	(417)	(920)	(904)	(2,174)
Land impairments	—	(127)	(669)	(127)
Total cost of closings and impairments	(280,219)	(179,591)	(679,862)	(507,335)
Home closing gross profit	62,154	38,070	149,213	108,037
Land closing gross profit/(loss)	270	(127)	13	(118)
Total closing gross profit	62,424	37,943	149,226	107,919
Commissions and other sales costs	(25,855)	(19,708)	(67,950)	(53,876)
General and administrative expenses	(19,209)	(16,466)	(50,446)	(46,582)
Earnings from unconsolidated entities, net	2,975	1,797	6,626	3,931
Interest expense	(5,009)	(7,517)	(18,718)	(23,036)
Other (expense)/income, net	(8,340)	876	(7,712)	2,872
Loss on extinguishment of debt	—	—	(5,772)	—
Income/(loss) before income taxes	6,986	(3,075)	5,254	(8,772)
(Provision for)/benefit from income taxes	(202)	(160)	4,781	(560)
Net income/(loss)	$6,784	$(3,235)	$10,035	$(9,332)
Income/(loss) per common share:
Basic	$0.19	$(0.10)	$0.30	$(0.29)
Diluted	$0.19	$(0.10)	$0.30	$(0.29)
Weighted average number of shares:
Basic	35,216	32,417	33,541	32,358
Diluted	35,761	32,417	34,010	32,358
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income/(loss)	$10,035	$(9,332)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	5,913	5,267
Real-estate-related impairments	1,573	2,301
Stock-based compensation	6,095	5,215
Loss on early extinguishment of debt	5,772	—
Equity in earnings from unconsolidated entities	(6,626)	(3,931)
Deferred tax asset valuation benefit	(7,709)	—
Distributions of earnings from unconsolidated entities	6,118	4,609
Other operating expenses	403	371
Changes in assets and liabilities:
Increase in real estate	(190,509)	(60,785)
Decrease/(increase) in deposits on real estate under option or contract	2,192	(3,061)
Increase in receivables and prepaid expenses and other assets	(1,882)	(1,797)
Increase in accounts payable and accrued liabilities	31,204	6,794
Increase in home sale deposits	5,169	3,136
Net cash used in operating activities	(132,252)	(51,213)
Cash flows from investing activities:
Investments in unconsolidated entities	(406)	(427)
Distributions of capital from unconsolidated entities	24	10
Purchases of property and equipment	(7,139)	(5,429)
Proceeds from sales of property and equipment	470	40
Maturities of investments and securities	190,701	324,000
Payments to purchase investments and securities	(109,798)	(213,896)
Increase in restricted cash	(3,108)	(1,765)
Net cash provided by investing activities	70,744	102,533
Cash flows from financing activities:
Repayments of senior notes	(315,080)	—
Proceeds from issuance of senior and senior convertible notes	426,500	—
Debt issuance costs	(9,500)	—
Proceeds from issuance of common stock, net	87,125	—
Proceeds from stock option exercises	3,900	1,831
Net cash provided by financing activities	192,945	1,831
Net increase in cash and cash equivalents	131,437	53,151
Cash and cash equivalents at beginning of period	173,612	103,953
Cash and cash equivalents at end of period	$305,049	$157,104
See supplemental disclosures of cash flow information at Note 11.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the western and southern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have operations in three regions: West, Central and East, which are comprised of seven states: Arizona, Texas, California, Nevada, Colorado, Florida and North Carolina. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. On December 31, 1996, through a merger, we acquired the homebuilding operations of our predecessor company. Since January 1997, we have focused exclusively on homebuilding and related activities and no longer operate as a real estate investment trust. Meritage Homes Corporation operates as a holding company, has no independent assets or operations, and its homebuilding construction, development and sales activities are conducted through its subsidiaries.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, although we also operate as Monterey Homes in Arizona and Texas. At September 30, 2012, we were actively selling homes in 153 communities, with base prices ranging from approximately $106,000 to $708,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $43.2 million and $13.1 million are included in cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively. Included in our cash and cash equivalents balance as of September 30, 2012 are $77.8 million of money market funds that are invested in short term (three months or less) U.S. government securities.
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letter of credit arrangements was $40.0 million at September 30, 2012. Our restricted cash accounts invest in money market accounts and U.S. government securities and totaled $15.3 million and $12.1 million at September 30, 2012 and December 31, 2011, respectively.
Investments and Securities. Our investments and securities are comprised of both treasury securities and deposits with money center banks that are FDIC-insured and secured by U.S. government treasury-backed investments, and therefore we believe bear a limited risk of loss. All of our investments are classified as held-to-maturity and are recorded at amortized cost as we have both the ability and intent to hold them until their respective maturities. The contractual lives of these investments are greater than three months but not exceeding 18 months. Due to their short duration and low contractual interest rates, the amortized cost of the investments approximates fair value with no unrecognized gains and losses or other-than-temporary impairments.
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

Mothball communities. In certain cases, we may elect to stop development of an existing community (mothball) if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a community, we will impair it to its fair value as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. No costs are capitalized to communities that are designated as mothballed. Quarterly, we review all communities, including mothballed communities, for potential impairments.
When a community is initially placed into mothball status, it is management’s belief that the community is affected by local market conditions that are expected to improve within the next 1-5 years. Therefore, a temporary postponement of construction and development work is expected to yield better overall returns.
In addition to our quarterly impairment analysis, which is conducted to determine if any current impairments exist, we also conduct a thorough quarterly review of our underperforming and mothballed communities to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation. Based on the facts and circumstances available as of September 30, 2012, we do not believe that any of our underperforming or mothballed communities will incur material impairments in the future. Changes in market and/or economic conditions could materially impact the conclusions of this analysis, and there can be no assurances that future impairments will not occur.
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
Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under contract or option until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $13.0 million and $15.2 million as of September 30, 2012 and December 31, 2011, respectively.
Off-Balance Sheet Arrangements —Joint Ventures. Historically, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant avenue for us to access lots. See Note 4 for additional discussion of our investments in unconsolidated entities.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders. These guarantees can be classified into two categories: (i) Repayment Guarantees and (ii) Completion Guarantees, described in more detail below. Additionally, we have classified a guarantee related to our minority ownership in the South Edge joint venture separately, as there is pending litigation with the venture’s lender group regarding that guarantee.

(In thousands)	At September 30, 2012	At December 31, 2011
Repayment guarantees	$249	$346
Completion guarantees (1)	—	—
South Edge guarantee (2)	13,243	13,243
Total guarantees	$13,492	$13,589

(1)
As our completion guarantees are typically backed by funding from a third party, we believe these guarantees do not represent a potential cash obligation for us, as they require only non-financial performance.

(2)	As discussed in Note 13, we dispute the enforceability of this guarantee, and ultimate resolution of this matter will be addressed through litigation and/or settlements.
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of September 30, 2012 and December 31, 2011 is presented in the table above (excluding any potential recoveries from the joint venture’s land assets).
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
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. In the limited cases where our venture partners, some of whom are homebuilders or developers who may be experiencing financial difficulties as a result of current market conditions, may be unable to fulfill their pro rata share of a joint venture obligation, we may be fully responsible for these commitments if such commitments are joint and several. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. Except as noted below and in Note 13 to these unaudited consolidated financial statements, as of September 30, 2012 and December 31, 2011, we did not have any such reserves.
See Note 13 regarding outstanding litigation related to a joint venture project known as “South Edge” or "Inspirada" and the corresponding reserves and charges we have recorded relating thereto.
Off-Balance Sheet Arrangements — Other. From time to time, we may acquire lots from various development entities pursuant to option and purchase agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for further discussion.
We provide letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. Surety bonds to guarantee our performance of certain development and construction activities are generally posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities, as bonds are generally not released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon. The table below outlines our surety bond and letter of credit obligations (in thousands):

	September 30, 2012		December 31, 2011
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$1,950	$1,950	$1,594	$32
Sureties related to owned projects and lots under contract	81,406	49,246	65,921	37,252
Total sureties	$83,356	$51,196	$67,515	$37,284
Letters of Credit (“LOCs”):
LOCs for land development	$9,749		$6,451	N/A
LOCs for general corporate operations	4,991		4,960	N/A
Total LOCs	$14,740		$11,411	N/A
Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At September 30, 2012	At December 31, 2011
Accruals related to real-estate development and construction activities	$16,204	$11,048
Payroll and other benefits	17,621	13,535
Accrued taxes	5,652	3,075
Warranty reserves	22,973	23,136
Legal reserves	16,177	10,157
Other accruals	17,737	18,513
Total	$96,364	$79,464
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$21,243	$25,929	$23,136	$29,265
Additions to reserve from new home deliveries	2,166	1,825	5,771	4,673
Warranty claims	(436)	(2,474)	(5,934)	(8,269)
Adjustments to pre-existing reserves	—	795	—	406
Balance, end of period	$22,973	$26,075	$22,973	$26,075
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
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have any effect on our consolidated financial statements or disclosures because our net income equals our comprehensive income.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At September 30, 2012	At December 31, 2011
Homes under contract under construction (1)	$205,616	$101,445
Unsold homes, completed and under construction (1)	98,354	97,246
Model homes (1)	55,853	49,892
Finished home sites and home sites under development	524,842	441,242
Land held for development (2)	54,981	55,143
Land held for sale	24,619	29,908
Communities in mothball status (3)	40,560	40,549
	$1,004,825	$815,425

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

(2)
Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. In these cases, we may have chosen not to currently develop certain land holdings as they typically represent a portion of a large land parcel that we plan to build out over several years.

(3)
Represents communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball status. As of September 30, 2012, we had three mothballed communities with a carrying value of $11.2 million in our West Region and eight mothballed communities with a carrying value of $29.4 million in our Central Region. During the nine months ended September 30, 2012, we did not place any additional communities into mothball status. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are also expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed fully recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling the land or holding the land for sale in the future. Based on these reviews of all our communities, we recorded the following contract termination and real-estate impairment charges during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Terminated option/purchase contracts and related pre-acquisition costs:
West	$—	$—	$—	$—
Central	263	98	346	100
East	—	—	—	—
Total	$263	$98	$346	$100
Real estate inventory impairments (1):
West	$42	$295	$284	$552
Central	54	468	197	1,235
East	58	59	77	287
Total	$154	$822	$558	$2,074
Impairments of land held for sale:
West	$—	$—	$669	$—
Central	—	127	—	127
East	—	—	—	—
Total	$—	$127	$669	$127
Total impairments:
West	$42	$295	$953	$552
Central	317	693	543	1,462
East	58	59	77	287
Total	$417	$1,047	$1,573	$2,301

(1)	Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Individual home impairments:
West	$42	$166	$284	$423
Central	54	239	197	695
East	58	59	77	287
Total	$154	$464	$558	$1,405
The table below reflects the number of communities with real estate inventory impairments for the three- and nine-month periods ended September 30, 2011, excluding home-specific impairments (as noted above) and the fair value of these communities as of September 30, 2011 (dollars in thousands). There were no such impairments recorded for the three and nine month periods ended September 30, 2012.

	Three Months Ended September 30, 2011
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)
West	1	$129	2,501
Central	4	229	6,894
East	—	—	N/A
Total	5	$358	$9,395

	Nine Months Ended September 30, 2011
	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)
West	1	$129	2,501
Central	6	540	13,721
East	—	—	N/A
Total	7	$669	$16,222

In the latter part of 2011, we announced our intent to wind-down operations in the Las Vegas, Nevada market. As of September 30, 2012, we had 33 lots remaining to sell and close in our two remaining actively selling Nevada communities. The value of those lots and any associated homes inventory was $5.9 million as of September 30, 2012. Based on our current orders pace, we expect to complete our construction operations within 12 to 18 months. The remaining $18.5 million of our Nevada assets relate to properties that we are not currently developing and which we are either actively marketing for sale or which we have mothballed. In the second quarter of 2012, we entered into a sales contract for $6.5 million that relates to a parcel of land, of which approximately $3.3 million was received in July 2012, and the remaining payment due to us January 2013. In addition, in the third quarter of 2012, we sold a second parcel of land to a third party for $1.1 million, all of which was received as of September 30, 2012.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Capitalized interest, beginning of period	$17,836	$13,205	$14,810	$11,679
Interest incurred	11,654	10,848	33,819	32,545
Interest expensed	(5,009)	(7,517)	(18,718)	(23,036)
Interest amortized to cost of home, land closings and impairments	(4,296)	(2,421)	(9,726)	(7,073)
Capitalized interest, end of period (1)	$20,185	$14,115	$20,185	$14,115

(1)
Approximately $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of September 30, 2012 and December 31, 2011.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of our normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and holdings and allow us to better maximize our liquidity.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into purchase or option agreements to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all purchase and option agreements for land to determine whether they are a VIE. ASC 810, Consolidations, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.
In order to determine if we are the primary beneficiary, we must first assess whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from a potentially significant amount of the VIE’s expected gains.
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
The table below presents a summary of our lots under option or contract at September 30, 2012 (dollars in thousands):

	Number of Lots	Purchase Price	Option/Earnest Money Deposits Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Purchase and option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,415	122,914	11,748
Purchase and option contracts not recorded on balance sheet — refundable deposits, committed	227	5,116	185
Total committed (on and off balance sheet)	2,642	128,030	11,933
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	1,439	42,910	1,050
Total lots under contract or option	$4,081	$170,940	$12,983
Total option contracts not recorded on balance sheet	$4,081	$170,940	$12,983	(3)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of September 30, 2012.
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
NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Due to the current homebuilding environment, although we view our involvement with land joint ventures to be beneficial, we do not view such involvement as critical to the success of our homebuilding operations. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners’ investments. As of September 30, 2012, we had two active equity-method land ventures.
We also participate in five mortgage and title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they provide services to both our clients and other homebuyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of September 30, 2012 and December 31, 2011 were $2.0 million and $1.2 million, respectively.
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
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At September 30, 2012	At December 31, 2011
Assets:
Cash	$3,802	$4,530
Real estate	45,804	44,764
Other assets	3,622	3,946
Total assets	$53,228	$53,240
Liabilities and equity:
Accounts payable and other liabilities	$4,529	$4,534
Notes and mortgages payable	20,658	20,923
Equity of:
Meritage (1)	9,303	9,351
Other	18,738	18,432
Total liabilities and equity	$53,228	$53,240

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$10,268	$6,116	$18,733	$13,764
Costs and expenses	(3,711)	(3,164)	(8,250)	(8,399)
Net earnings of unconsolidated entities	$6,557	$2,952	$10,483	$5,365
Meritage’s share of pre-tax earnings (1)(2)(3)	$2,975	$1,797	$6,626	$3,931

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our condensed consolidated balance sheets due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) the cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero and where we have no commitment to fund additional losses.

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

Our investments in unconsolidated entities include $1.0 million at September 30, 2012 and December 31, 2011, related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture’s equity. These amounts are amortized as the assets of the respective joint ventures are sold. No amortization was recorded for these assets in the first nine months of 2012 or 2011.
The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, five mortgage and title ventures and various inactive ventures in which we have a total investment of $12.0 million. As of

September 30, 2012, we believe these ventures are in compliance with their respective debt agreements, if applicable, and except for $249,000 of our limited repayment guarantees as discussed in Note 1 to these unaudited consolidated financial statements, the joint venture debt reflected above is non-recourse to us.
NOTE 5 — SENIOR, SENIOR SUBORDINATED, CONVERTIBLE SENIOR NOTES AND OTHER BORROWINGS
Senior, senior subordinated, convertible senior notes and other borrowings consist of the following (in thousands):

	At September 30, 2012	At December 31, 2011
6.25% senior notes due 2015. At December 31, 2011, there was approximately $451 in unamortized discount	$—	$284,549
7.731% senior subordinated notes due 2017	99,825	125,875
7.15% senior notes due 2020. At September 30, 2012 and December 31, 2011, there was approximately $3,650 and $4,015 in unamortized discount, respectively	196,350	195,985
7.00% senior notes due 2022	300,000	—
1.875% convertible senior notes due 2032	126,500	—
$125 million unsecured revolving credit facility	—	—
	$722,675	$606,409
The indentures for our 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of September 30, 2012, we believe we were in compliance with our covenants. The indentures for our 7.15% and 7.00% senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% and 7.00% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indenture for the 7.731% senior subordinated notes. Our convertible senior notes do not have any financial covenants.
Obligations to pay principal and interest on the senior, convertible senior and senior subordinated notes are guaranteed by all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor will be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are nonguarantor subsidiaries, if any, are, individually and in the aggregate, inconsequential.
In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022 (“2022 Notes”). Concurrent with this offering, we repurchased all $285.0 million of our 6.25% Senior Notes due 2015. We also repurchased an aggregate principal amount of approximately $26.1 million of our 7.731% Senior Notes due 2017. The debt redemption transactions resulted in $5.8 million of expense in the second quarter of 2012 reflected as Loss on extinguishment of debt in our consolidated statements of operations.

In July 2012, we entered into an unsecured revolving credit facility ("Credit Facility") of up to $125.0 million, of which $50.0 million will be available for letters of credit. The Credit Facility matures in July 2015. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.00 to 1.00 (increasing to 1.50 to 1.00 on January 1, 2013 and thereafter) or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. There were no outstanding advances or letters of credit under the Credit Facility as of September 30, 2012.

In September 2012, we issued $126.5 million aggregate principal amount of 1.875% Convertible Senior Notes due 2032 (the “Convertible Notes”). The Convertible Notes will initially be convertible into shares of our common stock at a conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of Convertible Notes. This corresponds to an initial conversion price of $58.14 per share and represents a 47.5% conversion premium based on the closing price of our common stock on September 12, 2012. The conversion rate is subject to adjustments upon the occurrence of specific events. The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes. We may call the Convertible Notes at any time after the fifth anniversary. Interest is due on the Convertible Notes on March 15 and September 15 of each year, commencing March 15, 2013, maturing on September 15, 2032.
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
A summary of our long-lived real-estate assets re-measured at fair value as of and during the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Hierarchy	2012	2011 (2)	2012	2011 (2)
Description:
Adjusted Basis of Long-Lived Real Estate Assets (1)	Level 3	$5,510	$19,559	$10,491	$28,149
Impairments		417	1,047	1,573	2,301
Initial Basis of Long-Lived Real Estate Assets		$5,927	$20,606	$12,064	$30,450

(1)	The fair values in the table above represent only those real estate assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these real-estate assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

		September 30, 2012		December 31, 2011
	Hierarchy	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.25% senior notes	Level 2	N/A	N/A	$285,000	$278,588
7.731% senior subordinated notes	Level 2	$99,825	$102,820	$125,875	$110,770
7.15% senior notes	Level 2	$200,000	$215,760	$200,000	$190,000
7.00% senior notes	Level 2	$300,000	$321,000	N/A	N/A
1.875% convertible senior notes	Level 2	$126,500	$124,919	N/A	N/A
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 7 — EARNINGS/(LOSS) PER SHARE
Basic and diluted earnings/(loss) per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	35,216	32,417	33,541	32,358
Effect of dilutive securities:
Convertible debt (1)	—	—	—	—
Stock options and non-vested shares (2)	545	—	469	—
Diluted weighted average shares outstanding	35,761	32,417	34,010	32,358
Net income/(loss)	$6,784	$(3,235)	$10,035	$(9,332)
Basic income/(loss) per share	$0.19	$(0.10)	$0.30	$(0.29)
Diluted income/(loss) per share (1) (2)	$0.19	$(0.10)	$0.30	$(0.29)
Antidilutive stock options not included in the calculation of diluted income per share	530	1,665	348	1,769

(1)
During the quarter ended September 30, 2012, we issued $126.5 million of 1.875% convertible senior notes convertible into shares of our common stock at a rate of 17.1985 shares per $1,000 principle amount. In accordance with ASC Subtopic 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method. The effect of the convertible debt was not included in the diluted earnings per share calculations for the three and nine months ended September 30, 2012 as it would have been anti-dilutive.

(2)	For periods with a net loss, no options or non-vested shares are included in the dilution calculation as all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 8 — STOCKHOLDERS’ EQUITY
A Summary of changes in shareholders’ equity is presented below:

	Nine Months Ended September 30, 2012
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	40,377	$404	$478,839	$198,442	$(188,773)	$488,912
Net income	—	—	—	10,035	—	10,035
Exercise of stock options	259	3	3,897	—	—	3,900
Equity award compensation expense	—	—	6,095	—	—	6,095
Issuance of restricted stock	200	2	(2)	—	—	—
Issuance of stock (1)	2,645	26	87,099	—	—	87,125
Cancellation of treasury shares (2)	(7,891)	(79)	(188,694)	—	188,773	—
Balance at September 30, 2012	35,590	$356	$387,234	$208,477	$—	$596,067

(1)    In July 2012, we issued a public offering of 2,645,000 shares of common stock, par value $0.01 per share, at a price to the public of $34.75 per share.

(2)    During the third quarter of 2012, we canceled and retired all of our treasury shares. These shares remain as authorized and unissued shares.

	Nine Months Ended September 30, 2011
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2010	40,030	$400	$468,820	$219,548	$(188,773)	$499,995
Net loss	—	—	—	(9,332)	—	(9,332)
Exercise of stock options	119	1	1,830	—	—	1,831
Equity award compensation expense	—	—	5,215	—	—	5,215
Issuance of restricted stock	167	2	(2)	—	—	—
Balance at September 30, 2011	40,316	$403	$475,863	$210,216	$(188,773)	$497,709

NOTE 9 — STOCK-BASED COMPENSATION
We have a stock compensation plan, the 2006 Stock Option Plan (the “Plan”), that was adopted in 2006, and superceded a prior stock compensation plan that has been amended from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. Our Board of Directors and stockholders approved an amendment to the Plan to increase the number of available shares by 1,200,000 at our 2012 annual meeting of stockholders on May 25, 2012. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 8,950,000 shares of common stock, of which 1,410,014 shares remain available for grant at September 30, 2012. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are usually granted with either a three-year or five-year ratable vesting period or with a three-year cliff vesting for performance-based awards.
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
Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense	$2,822	$2,114	$6,095	$5,215
Non-vested shares granted	16,750	0	386,500	357,000
Performance-based non-vested shares granted	0	0	56,250	56,250
Stock options exercised	179,832	3,000	259,132	119,600
Restricted stock awards vested (includes performance-based awards)	3,300	12,634	200,316	166,751
We did not grant any stock option awards during the nine months ended September 30, 2012 or September 30, 2011. The following table includes additional information regarding the Plan (dollars in thousands):

	As of
	September 30, 2012	December 31, 2011
Unrecognized stock-based compensation cost	$13,468	$9,058
Weighted average years remaining vesting period	2.33	2.05
Total equity awards outstanding (1)	1,650,135	1,738,533

(1)	Includes vested and unvested options outstanding and unvested restricted stock awards
NOTE 10 — INCOME TAXES
Components of the income tax (provision)/benefit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Federal	$—	$—	$—	$—
State	(202)	(160)	4,781	(560)
Total	$(202)	$(160)	$4,781	$(560)
Due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), the effective tax rates in 2012 and 2011 are not meaningful as there is no correlation between effective tax rates and the amount of pre-tax income or losses for those periods.
At September 30, 2012 and December 31, 2011, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
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
We recorded a full valuation allowance against all of our net deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against net deferred tax assets in most of our jurisdictions because the weight of the negative evidence in most jurisdictions exceeds that of the positive evidence. However, during the second quarter of 2012 after a careful review of all the available evidence, we determined that the positive evidence exceeded the negative evidence in the tax jurisdiction of Florida. Only our Florida subsidiaries are taxable in Florida and they have experienced several sequential quarters of sustained profit. There is also no current nor foreseeable cumulative loss from Florida operations, and Florida has a 20 year NOL carryforward utilization period. We therefore concluded that it is more likely than not that most of the deferred tax assets and NOL carryforwards for the Florida jurisdiction will be able to be realized. In accordance with ASC 740, approximately $1.0 million of the remaining valuation allowance on Florida deferred tax assets is expected to be reversed in future periods as sufficient positive evidence is evaluated.
Based on the above, during the quarter ended June 30, 2012, we reviewed our net deferred tax assets and recorded a $5.2 million net tax benefit primarily attributable to the partial reversal of the valuation allowance against our Florida deferred tax assets as adjusted for federal tax benefit. In future periods, the remaining valuation allowance for Florida and other tax jurisdictions, including the federal tax jurisdiction, will be evaluated in a similar manner to determine if sufficient positive evidence indicates that it is more likely than not that an additional portion of our net deferred tax assets should be able to be realized. At September 30, 2012, we have deferred tax assets of $96.3 million and deferred tax liabilities of $3.4 million for a net asset of $92.9 million, before application of the valuation allowance.
At September 30, 2012 and December 31, 2011, we had a valuation allowance against deferred tax assets as follows (in thousands):

	September 30, 2012	December 31, 2011
Federal	$70,109	$70,228
State	18,526	23,897
Total Valuation Allowance	$88,635	$94,125
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
At September 30, 2012, we have income taxes payable of $0.6 million, which primarily consists of current state tax accruals as well as tax and interest amounts that we expect to pay within one year for having amended a prior-year federal tax return. This amount is recorded in accrued liabilities in the accompanying balance sheet at September 30, 2012.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2007. We are not subject to any federal or state income tax examination at this time.
The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of September 30, 2012, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash paid during the period for:
Interest, net of interest capitalized	$19,615	$22,774
Income taxes	$909	$862
Non-cash operating activities:
Real estate not owned	$—	$532
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue (1):
West	$97,249	$32,930	$184,365	$88,290
Central	193,784	156,935	510,110	458,623
East	51,610	27,669	134,613	68,341
Consolidated total	342,643	217,534	829,088	615,254
Operating income/(loss) (2):
West	8,665	363	10,621	(84)
Central	12,327	5,128	27,674	17,203
East	3,691	1,721	9,768	5,962
Segment operating income	24,683	7,212	48,063	23,081
Corporate and unallocated (3)	(7,323)	(5,443)	(17,233)	(15,620)
Earnings from unconsolidated entities, net	2,975	1,797	6,626	3,931
Interest expense	(5,009)	(7,517)	(18,718)	(23,036)
Other (expense)/income, net	(8,340)	876	(7,712)	2,872
Loss on extinguishment of debt	—	—	(5,772)	—
Income/(loss) before income taxes	$6,986	$(3,075)	$5,254	$(8,772)

(1)
Revenue includes the following land closing revenue, by segment: three months ended September 30, 2012— $4.4 million in the West Region, $2.6 million in the Central Region, $0.8 million in the East Region; nine months ended September 30, 2012— $4.4 million in the West Region, $3.6 million in the Central Region, $0.8 million in the East Region; nine months ended September 30, 2011—$100,000 in the Central Region.

(2)	See Note 2 of this Quarterly Report on Form 10-Q for a breakout of real estate-related impairments by region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the reporting segments.

	At September 30, 2012
	West	Central	East	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$3,516	$8,367	$1,100	$—	$12,983
Real estate	204,737	672,037	128,051	—	1,004,825
Investments in unconsolidated entities	177	10,983	13	835	12,008
Other assets	18,417	145,271	21,264	266,434	451,386
Total assets	$226,847	$836,658	$150,428	$267,269	$1,481,202

	At December 31, 2011
	West	Central	East	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$3,216	$11,158	$834	$—	$15,208
Real estate	207,656	529,885	77,884	—	815,425
Investments in unconsolidated entities	176	10,245	14	653	11,088
Other assets	8,911	90,532	8,842	271,372	379,657
Total assets	$219,959	$641,820	$87,574	$272,025	$1,221,378

(1)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. We have reserved approximately $16.2 million related to non-warranty related litigation and asserted claims (which includes the additional $8.7 million reserve recorded in the third quarter of 2012 related to the Joint Venture Litigation discussed below). In addition, our $23.0 million warranty reserve includes accruals for all construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
Joint Venture Litigation
We are a defendant in a lawsuit filed by the lenders related to a project known as “South Edge” or “Inspirada”. We are also a party to a demand for arbitration made by an entity controlled by co-venturers, which demand was made by that entity as Estate Representative of bankrupt South Edge, LLC. The project involves a large master-planned community located in Henderson, Nevada, which was acquired by an unconsolidated joint venture with capital supplied by the co-venturers, and a syndicated loan on the project. In connection with the loan obtained by the venture, we provided a narrowly crafted repayment guarantee that could only be triggered upon a “bankruptcy event”. That guarantee covers our 3.53% pro rata share of the project financing.
On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy. On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the lenders triggered the “springing” repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding the same issues addressed in the Ohio litigation. The Ohio action and the Nevada action have been consolidated. On October 26, 2011, the Bankruptcy Court approved a Plan that, among other things, provided for the project to be conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) and pursuant to which the lenders’ repayment guarantee claim is being pursued by those four builders and, as a result, it is anticipated that the consolidated lawsuit regarding the repayment guarantee claim will be litigated between those four builders, JP Morgan, and us.
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling. In addition, we believe that the four above-named builders are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the repayment guarantee.
In March 2012, Inspirada Builders, LLC, as Estate Representative of South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. seeking: (1) $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for an alleged failure to pay the amounts Meritage Homes of Nevada fully tendered but South Edge rejected in April 2008; and (2) $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (the new owner of the project and which is owned by the four builders identified above). The $13.5 million component of this claim represents the same alleged obligation and amount that is the subject of the above described pending $13.2 million repayment guarantee litigation between us and JP Morgan. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. These claims are currently pending, and the arbitration hearing will likely be concluded sometime in mid-2013. In connection with the on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for these matters. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
During the first nine months of 2012, the overall housing market appears to have stabilized and began to improve largely driven by increasing consumer confidence levels related to the homebuilding industry, continued excellent housing affordability based on historical metrics, decreasing inventory home levels in many markets, and higher consumer confidence in the overall economy. Individual markets continue to experience varying results as local economic and employment situations strongly influence the local market demand and homebuying abilities; however, most of the markets in which we operate have shown positive indications of a sustainable recovery, particularly those markets most affected by the downturn, including California, Arizona and Florida. We continue to focus on successfully differentiating ourselves from our competition, largely comprised of resale homes, through our extreme energy efficient offerings, innovative technology, ability to personalize our homes and by providing a home warranty. Overall, our positive results in the third quarter have strengthened our financial position, with solid improvements in nearly all of our key operating metrics, including increases in closings, averages sales prices, orders, backlog, gross margin and net earnings.
Summary Company Results
In addition to overall increased customer demand, we also attribute our improving trends to investments in new communities in desirable submarkets and our Meritage Green energy efficiency initiatives. As our results demonstrate and as buyer demand strengthens, we continue to initiate price increases in a majority of our communities, which we expect will more than offset construction cost increases and improve our bottom-line results in upcoming quarters. We continue to focus on growing our land positions and increasing our active community count to meet additional demand in most of our markets.
In the third quarter of 2012 our positive momentum continued as we recorded 1,204 orders and 1,197 closings, increases of 32.9% and 42.5%, respectively over the third quarter of 2011. The sustained positive trends in volume are coupled with an increase in our orders per average active community up 27.4% versus the same period in 2011 to 7.9 orders per average active community. Our improved beginning backlog and the increase in orders over the last several months both contributed to an ending backlog of 1,618 units valued at $489.5 million which we believe is indicative of increased demand and consumer confidence, and which should translate into higher revenues and profitability moving into the last fiscal quarter of 2012. While we believe our current operating results indicate a recovering and stronger housing market, we recognize that we are still operating in a volatile economic environment but are cautiously optimistic about our future operational outlook. We believe the housing market will continue to strengthen given a modestly improving overall economy.
Total home closing revenue was $334.9 million and $820.2 million for the three and nine months ended September 30, 2012, increasing 53.9% and 33.3%, respectively, from the same periods last year. The quarterly increase is mainly driven by the 357 additional closing units for the quarter ended September 30, 2012 as compared to the same period last year and was further aided by an 8.0% increase in average sales prices of $20,800, increasing total revenue by $117.3 million over prior year. For the nine months ended September 30, 2012, increased closings of 624 units were boosted by a 5.6% increase in average sales price of $14,500 as compared to the nine months ended September 30, 2011. The increased sales prices were driven primarily by a shift in order mix to higher priced states and larger homes. We reported net income of $6.8 million and $10.0 million for the three and nine months ended September 30, 2012, as compared to net loss of $3.2 million and $9.3 million for the same periods in 2011, respectively. Our quarterly and year-to-date income in 2012 included a one-time charge related to a litigation accrual of $8.7 million. Additionally, our year-to-date 2012 results include a $5.8 million loss from early extinguishment of debt and a $5.2 million tax benefit primarily due to the reversal of most of the company’s deferred state tax asset in Florida. There were no similar charges in 2011. We expect improving bottom-line results for the remainder of 2012, as indicated by our higher ending backlog, improved sales pace and average sales prices.
At September 30, 2012, our backlog of $489.5 million reflects an increase of 69.7% or $201.0 million when compared to backlog at September 30, 2011. The improvement reflects a 32.9% and 39.3% increase in unit orders in the first three and nine months of 2012, respectively, as well as higher average sales prices on home orders of 12.5% and 8.5% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods a year ago. In the third quarter of 2012, we were also able to maintain a relatively low cancellation rate on home orders at 13% of gross orders as compared to 17% in the same period a year ago.
Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we believe the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $7.8 million, and $8.8 million for the three and nine months ending September 30, 2012, respectively as compared to $100,000 for the nine months ending September 30, 2011. The majority of the land sales are related to the divestiture of assets in Nevada associated with the wind-down of our operations in the market. We also recognized impairments related to land sales in the amount of $669,000 for the nine months ending September 30, 2012, compared to $127,000 of such impairments in the prior comparable period. All of our 2012 land sale impairments related to a land sale in connection with the wind-down of our Nevada operations.
Company Actions and Positioning
As the homebuilding market stabilizes and recovers, we are focused on our main goals of re-growing our orders and revenue, generating profit and maintaining a strong balance sheet. To help meet these goals we continue to execute on the following initiatives:

•
Strengthening our balance sheet; recently we completed a new senior note issuance and debt tender, extending our earliest debt maturities until 2017 and completed a convertible debt transaction at an attractive 1.875% interest rate;

•	Generating additional working capital and improving liquidity; recently we completed an equity offering and established a revolving credit facility;

•	Continue to actively acquire and develop lots in markets we deem key to our success in order to maintain and grow our lot supply and active community count;

•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers’ demands in each community, tailoring our pricing, product and amenities offered;

•
Continuing to innovate and promote the Meritage Green extreme energy efficiency program, where every new home we construct, at a minimum, meets ENERGY STAR® standards, including the recent construction of the only triple-certified homes in the country, certified by the U.S. Environmental Protection Agency, for indoor air quality, water conservation and overall energy efficiency;

•	Adapting sales and marketing efforts to generate additional traffic and compete with resale homes;

•	Focusing our purchasing efforts to manage cost increases as the economy recovers and demand rises;

•	Growing our inventory balance while ensuring sufficient liquidity through exercising tight control over cash flows;

•	Striving for excellence in construction; and monitoring our customers’ satisfaction as measured by survey scores and working toward improving them based on the results of the surveys.
We previously consolidated overhead functions in all of our divisions and at our corporate offices to hold down general and administrative cost burden and we continue to monitor such expenditures.
Additionally, we are continually evaluating opportunities for expansion into new markets that were less impacted by the homebuilding downturn over the past several years or that appear to be recovering more quickly than other markets. We are looking to redeploy our capital into projects both within our geographic footprint and through entry into new markets. In connection with these efforts, in 2011 we announced our entry into the Raleigh-Durham, North Carolina and Tampa, Florida markets and our intention to wind down operations in the hard-hit Las Vegas, Nevada market. We also recently announced entry into the Charlotte, North Carolina market with operations anticipated to commence in the last quarter of 2012.
In the third quarter of 2012, we opened 23 new communities while closing out 21 older communities, ending the quarter with 153 active communities. The relatively flat actively-selling community count is to a large extent the result of our improved sales pace in 2012, which has resulted in closing out communities at a faster pace than we anticipated. In addition, as we are acquiring more undeveloped land, a longer lead time is required to allow for development activities before our new communities are able to open for sales.
In the second and third quarters of 2012, we also took steps to strengthen our balance sheet and extend debt maturities through several debt and equity transactions. In April 2012, we concurrently issued $300.0 million of 7.00% senior notes due 2022 and redeemed all of our $285.0 million senior notes due 2015 and approximately $26.1 million of our $125.9 million of senior subordinated notes due 2017, extending our earliest debt maturities to 2017. During the third quarter of 2012, we completed an equity offering of 2,645,000 shares, generating approximately $87.1 million in net proceeds as well as established an unsecured revolving credit facility with a capacity of $125.0 million. We also issued $126.5 million in convertible senior notes due 2032 in the third quarter, generating approximately $122.3 million of net proceeds. (See Notes 5 and 8 to the accompanying unaudited consolidated financial statements for further discussion.)
We believe such initiatives help support our goals and, coupled with the improving economy and homebuilding market, allow us to be well positioned to take advantage of a full recovery as it occurs.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance sheet arrangements, valuation of deferred tax assets and share-based payments. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2012 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2011 Annual Report on Form 10-K.

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
Home Closing Revenue

	Three Months Ended		Quarter over
	September 30		Quarter
	2012	2011	Chg $	Chg %
Total
Dollars	$334,880	$217,534	$117,346	53.9%
Homes closed	1,197	840	357	42.5%
Avg sales price	$279.8	$259.0	$20.8	8.0%
West Region
California
Dollars	$88,748	$28,708	$60,040	209.1%
Homes closed	244	83	161	194.0%
Avg sales price	$363.7	$345.9	$17.8	5.1%
Nevada
Dollars	$4,113	$4,222	$(109)	(2.6)%
Homes closed	22	19	3	15.8%
Avg sales price	$187.0	$222.2	$(35.2)	(15.8)%
West Region Totals
Dollars	$92,861	$32,930	$59,931	182.0%
Homes closed	266	102	164	160.8%
Avg sales price	$349.1	$322.8	$26.3	8.1%
Central Region
Arizona
Dollars	$59,519	$33,314	$26,205	78.7%
Homes closed	243	137	106	77.4%
Avg sales price	$244.9	$243.2	$1.7	0.7%
Texas
Dollars	$104,041	$102,121	$1,920	1.9%
Homes closed	434	440	(6)	(1.4)%
Avg sales price	$239.7	$232.1	$7.6	3.3%
Colorado
Dollars	$27,639	$21,500	$6,139	28.6%
Homes closed	83	68	15	22.1%
Avg sales price	$333.0	$316.2	$16.8	5.3%
Central Region Totals
Dollars	$191,199	$156,935	$34,264	21.8%
Homes closed	760	645	115	17.8%
Avg sales price	$251.6	$243.3	$8.3	3.4%
East Region
North Carolina
Dollars	$14,459	N/A	N/M	N/M
Homes closed	40	N/A	N/M	N/M
Avg sales price	$361.5	N/A	N/M	N/M
Florida
Dollars	$36,361	$27,669	$8,692	31.4%
Homes closed	131	93	38	40.9%
Avg sales price	$277.6	$297.5	$(19.9)	(6.7)%
East Region Totals
Dollars	$50,820	$27,669	$23,151	83.7%
Homes closed	171	93	78	83.9%
Avg sales price	$297.2	$297.5	$(0.3)	(0.1)%
N/M = Not Meaningful

Home Closing Revenue

	Nine Months Ended		Year over
	September 30,		Year
	2012	2011	Chg $	Chg %
Total
Dollars	$820,242	$615,154	$205,088	33.3%
Homes closed	2,998	2,374	624	26.3%
Avg sales price	$273.6	$259.1	$14.5	5.6%
West Region
California
Dollars	$172,575	$77,930	$94,645	121.4%
Homes closed	489	228	261	114.5%
Avg sales price	$352.9	$341.8	$11.1	3.2%
Nevada
Dollars	$7,402	$10,360	$(2,958)	(28.6)%
Homes closed	39	49	(10)	(20.4)%
Avg sales price	$189.8	$211.4	$(21.6)	(10.2)%
West Region Totals
Dollars	$179,977	$88,290	$91,687	103.8%
Homes closed	528	277	251	90.6%
Avg sales price	$340.9	$318.7	$22.2	7.0%
Central Region
Arizona
Dollars	$153,190	$100,230	$52,960	52.8%
Homes closed	593	418	175	41.9%
Avg sales price	$258.3	$239.8	$18.5	7.7%
Texas
Dollars	$277,436	$302,536	$(25,100)	(8.3)%
Homes closed	1,190	1,269	(79)	(6.2)%
Avg sales price	$233.1	$238.4	$(5.3)	(2.2)%
Colorado
Dollars	$75,816	$55,757	$20,059	36.0%
Homes closed	227	175	52	29.7%
Avg sales price	$334.0	$318.6	$15.4	4.8%
Central Region Totals
Dollars	$506,442	$458,523	$47,919	10.5%
Homes closed	2,010	1,862	148	7.9%
Avg sales price	$252.0	$246.3	$5.7	2.3%
East Region
North Carolina
Dollars	$30,513	N/A	N/M	N/M
Homes closed	84	N/A	N/M	N/M
Avg sales price	$363.3	N/A	N/M	N/M
Florida
Dollars	$103,310	$68,341	$34,969	51.2%
Homes closed	376	235	141	60.0%
Avg sales price	$274.8	$290.8	$(16.0)	(5.5)%
East Region Totals
Dollars	$133,823	$68,341	$65,482	95.8%
Homes closed	460	235	225	95.7%
Avg sales price	$290.9	$290.8	$0.1	—%

Home Orders (1)

	Three Months Ended		Quarter over
	September 30,		Quarter
	2012	2011	Chg $	Chg %
Total
Dollars	$366,752	$245,235	$121,517	49.6%
Homes ordered	1,204	906	298	32.9%
Avg sales price	$304.6	$270.7	$33.9	12.5%
West Region
California
Dollars	$94,974	$41,146	$53,828	130.8%
Homes ordered	248	121	127	105.0%
Avg sales price	$383.0	$340.0	$43.0	12.6%
Nevada
Dollars	$4,384	$2,182	$2,202	100.9%
Homes ordered	22	10	12	120.0%
Avg sales price	$199.3	$218.2	$(18.9)	(8.7)%
West Region Totals
Dollars	$99,358	$43,328	$56,030	129.3%
Homes ordered	270	131	139	106.1%
Avg sales price	$368.0	$330.7	$37.3	11.3%
Central Region
Arizona
Dollars	$70,315	$52,684	$17,631	33.5%
Homes ordered	229	189	40	21.2%
Avg sales price	$307.1	$278.8	$28.3	10.2%
Texas
Dollars	$106,116	$82,758	$23,358	28.2%
Homes ordered	425	361	64	17.7%
Avg sales price	$249.7	$229.2	$20.5	8.9%
Colorado
Dollars	$28,925	$26,715	$2,210	8.3%
Homes ordered	88	80	8	10.0%
Avg sales price	$328.7	$333.9	$(5.2)	(1.6)%
Central Region Totals
Dollars	$205,356	$162,157	$43,199	26.6%
Homes ordered	742	630	112	17.8%
Avg sales price	$276.8	$257.4	$19.4	7.5%
East Region
North Carolina
Dollars	$12,709	N/A	N/M	N/M
Homes ordered	36	N/A	N/M	N/M
Avg sales price	$353.0	N/A	N/M	N/M
Florida
Dollars	$49,329	$39,750	$9,579	24.1%
Homes ordered	156	145	11	7.6%
Avg sales price	$316.2	$274.1	$42.1	15.4%
East Region Totals
Dollars	$62,038	$39,750	$22,288	56.1%
Homes ordered	192	145	47	32.4%
Avg sales price	$323.1	$274.1	$49.0	17.9%

(1)
Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

Home Orders

	Nine Months Ended		Year over
	September 30,		Year
	2012	2011	Chg $	Chg %
Total
Dollars	$1,060,910	$701,861	$359,049	51.2%
Homes ordered	3,701	2,656	1,045	39.3%
Avg sales price	$286.7	$264.3	$22.4	8.5%
West Region
California
Dollars	$258,053	$98,859	$159,194	161.0%
Homes ordered	714	293	421	143.7%
Avg sales price	$361.4	$337.4	$24.0	7.1%
Nevada
Dollars	$11,455	$11,072	$383	3.5%
Homes ordered	61	51	10	19.6%
Avg sales price	$187.8	$217.1	$(29.3)	(13.5)%
West Region Totals
Dollars	$269,508	$109,931	$159,577	145.2%
Homes ordered	775	344	431	125.3%
Avg sales price	$347.8	$319.6	$28.2	8.8%
Central Region
Arizona
Dollars	$200,258	$128,592	$71,666	55.7%
Homes ordered	738	499	239	47.9%
Avg sales price	$271.4	$257.7	$13.7	5.3%
Texas
Dollars	$332,007	$296,886	$35,121	11.8%
Homes ordered	1,370	1,252	118	9.4%
Avg sales price	$242.3	$237.1	$5.2	2.2%
Colorado
Dollars	$88,012	$71,345	$16,667	23.4%
Homes ordered	266	221	45	20.4%
Avg sales price	$330.9	$322.8	$8.1	2.5%
Central Region Totals
Dollars	$620,277	$496,823	$123,454	24.8%
Homes ordered	2,374	1,972	402	20.4%
Avg sales price	$261.3	$251.9	$9.4	3.7%
East Region
North Carolina
Dollars	$38,841	N/A	N/M	N/M
Homes ordered	109	N/A	N/M	N/M
Avg sales price	$356.3	N/A	N/M	N/M
Florida
Dollars	$132,284	$95,107	$37,177	39.1%
Homes ordered	443	340	103	30.3%
Avg sales price	$298.6	$279.7	$18.9	6.8%
East Region Totals
Dollars	$171,125	$95,107	$76,018	79.9%
Homes ordered	552	340	212	62.4%
Avg sales price	$310.0	$279.7	$30.3	10.8%

	Three Months Ended September 30,
	2012		2011
	Beginning	Ending	Beginning	Ending
Active Communities
Total	151	153	145	149
West Region
California	20	19	18	22
Nevada	2	2	3	3
West Region Total	22	21	21	25
Central Region
Arizona	32	34	35	37
Texas	68	68	68	65
Colorado	8	8	8	9
Central Region Total	108	110	111	111
East Region
North Carolina	5	7	—	—
Florida	16	15	13	13
East Region Total	21	22	13	13

	Nine Months Ended September 30,
	2012		2011
	Beginning	Ending	Beginning	Ending
Active Communities
Total	157	153	151	149
West Region
California	20	19	14	22
Nevada	2	2	4	3
West Region Total	22	21	18	25
Central Region
Arizona	37	34	32	37
Texas	67	68	82	65
Colorado	10	8	9	9
Central Region Total	114	110	123	111
East Region
North Carolina	3	7	—	—
Florida	18	15	10	13
East Region Total	21	22	10	13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cancellation Rates (1)	2012	2011	2012	2011
Total	13%	17%	13%	17%
West Region
California	14%	20%	14%	20%
Nevada	19%	29%	16%	19%
West Region Total	15%	21%	14%	19%
Central Region
Arizona	11%	11%	10%	9%
Texas	16%	19%	16%	19%
Colorado	5%	12%	7%	11%
Central Region Total	13%	16%	13%	16%
East Region
North Carolina	10%	N/A	7%	N/A
Florida	7%	18%	16%	17%
East Region Total	8%	18%	14%	17%

(1)	Cancellation rates are computed as the number of cancelled units for the period divided by the gross order units for the same period.

Order Backlog (1)

	At September 30,		Year over Year
	2012	2011	Chg $	Chg %
Total
Dollars	$489,522	$288,523	$200,999	69.7%
Homes in backlog	1,618	1,060	558	52.6%
Avg sales price	$302.5	$272.2	$30.3	11.1%
West Region
California
Dollars	$113,126	$36,224	$76,902	212.3%
Homes in backlog	307	110	197	179.1%
Avg sales price	$368.5	$329.3	$39.2	11.9%
Nevada
Dollars	$5,129	$3,081	$2,048	66.5%
Homes in backlog	27	14	13	92.9%
Avg sales price	$190.0	$220.1	$(30.1)	(13.7)%
West Region Totals
Dollars	$118,255	$39,305	$78,950	200.9%
Homes in backlog	334	124	210	169.4%
Avg sales price	$354.1	$317.0	$37.1	11.7%
Central Region
Arizona
Dollars	$92,300	$60,342	$31,958	53.0%
Homes in backlog	303	206	97	47.1%
Avg sales price	$304.6	$292.9	$11.7	4.0%
Texas
Dollars	$148,065	$105,957	$42,108	39.7%
Homes in backlog	576	446	130	29.1%
Avg sales price	$257.1	$237.6	$19.5	8.2%
Colorado
Dollars	$35,689	$32,552	$3,137	9.6%
Homes in backlog	109	98	11	11.2%
Avg sales price	$327.4	$332.2	$(4.8)	(1.4)%
Central Regional Totals
Dollars	$276,054	$198,851	$77,203	38.8%
Homes in backlog	988	750	238	31.7%
Avg sales price	$279.4	$265.1	$14.3	5.4%
East Region
North Carolina
Dollars	$16,944	N/A	N/M	N/M
Homes in backlog	49	N/A	N/M	N/M
Avg sales price	$345.8	N/A	N/M	N/M
Florida
Dollars	$78,269	$50,367	$27,902	55.4%
Homes in backlog	247	186	61	32.8%
Avg sales price	$316.9	$270.8	$46.1	17.0%
East Region Totals
Dollars	$95,213	$50,367	$44,846	89.0%
Homes in backlog	296	186	110	59.1%
Avg sales price	$321.7	$270.8	$50.9	18.8%

(1)	Our backlog represented net orders that have not yet closed.

Operating Results
Companywide. Home closing revenue for the three months ended September 30, 2012 increased $117.3 million or 53.9% when compared to the same period in the prior year, due to 357 additional closing units and an increase in average sales prices of $20,800, or 8.0%. During the third quarter of 2012, we also experienced a significant increase in both units and average sales prices for home orders. The 298-unit increase in orders and $33,900 increase in average sales price for the quarter ended September 30, 2012 over the prior year period increased total order value by $121.5 million, or 49.6%. These increases reflect a shift in mix to higher-priced states, our ability to increase sales prices in many of our communities throughout the country as well as the higher prices of our newer better-located communities with larger square footage homes. The higher orders and average sales prices led to an increase in ending backlog to 1,618 units, a 52.6% unit increase valued at $489.5 million as compared to 1,060 homes at September 30, 2011 valued at $288.5 million.
Closed units for the nine months ended September 30, 2012 increased 624 homes or 26.3% over the same period in 2011. Order units of 3,701 in the first nine months of 2012 increased 39.3% as compared to 2,656 in the same period of 2011,with a $22,400 or 8.5% increase in average sales price, reflecting the improved demand in 2012 that resulted in increased ending backlog as mentioned above.
West. In the third quarter of 2012, home closings in our West Region increased 164 units or 160.8%, for total revenue of $92.9 million, a $59.9 million or 182.0% increase as compared to 2011. Orders also improved significantly by 139 units or 106.1% over the same period a year ago, providing total order value of $99.4 million, driven by a $37,300 average sales price increase. The improvement in orders in this Region led to an ending backlog of 334 units, a 169.4% increase over the same period a year ago. The increases in year-over-year orders activity is primarily from our newer California communities, which are comprised of well-located lots purchased in the last several years. We believe the desirability of our locations and the Meritage Green product offering has helped the overall performance of this Region, and California in particular. Additionally, we believe home demand in California is being positively influenced by significantly improved affordability caused by the decline in home prices experienced there during the recession. Orders per average active community in California for the three months ended September 30, 2012 increased 108.2% over the prior year, which we believe is a strong indicator that this market is experiencing a recovery that is translating to some of our most impressive comparative trends. The increases in orders per community led to faster sell out of and a drop in the number of actively selling communities, which we are actively working to replenish.
The Nevada market was relatively flat in closings, while experiencing increases in orders and backlog units in the third quarter of 2012 of 120.0% and 92.9%, respectively, as compared to the third quarter of 2011. As previously discussed, we are winding down operations in Nevada and have only two actively-selling communities there.
For the nine months ended September 30, 2012, home closings in our West Region increased 251 units to 528 closings, resulting in a 103.8% increase in home closing revenue as compared to the same period in the prior year. Orders in the first nine months of 2012 increased 431 units or 125.3%, resulting in an increase of 145.2% to $269.5 million of order volume over the same period in 2011. The Region’s average sales price increase of $28,200 on orders to $347,800 and the unit boost indicate an improved homebuilding environment in this part of the country as noted above.
Central. In the third quarter of 2012, home closings in our Central Region increased 115 units, or 17.8%, aided by a 3.4% increase in average sales price, for total revenue of $191.2 million, a 21.8% or $34.3 million increase compared to the third quarter of 2011. Orders in the Region saw a 17.8% increase to 742 units versus 630 in the third quarter of 2011. The overall improvement in year-over-year orders resulted in 988 units in backlog valued at $276.1 million, a 31.7% increase in units from September 30, 2011.
We believe the successes in Arizona and Colorado are a testament to our strategy that emphasizes well-located lot and land positions, innovative product design and our energy-efficient features. Arizona volumes increased with orders of 229 units for the three months ended September 30, 2012 versus 189 for the same period a year ago. Arizona has benefited from the shift to newer, closer-in communities offering extreme energy efficiency in larger square footage homes, contributing to a 10.2%, or $28,300 increase in average sales price per home on orders, which aided the overall increase in order dollars for the three months ended September 30, 2012 to $70.3 million. Sales pace on home orders improved in the third quarter of 2012 in Arizona with a 30.2% increase of orders per average community as compared to the same period a year ago which directly led to our year over year decrease in actively selling communities. During the quarter we commenced sales operations in several newly-acquired land positions to replace our recently sold-out communities and increase our community count as evidenced by our increase sequentially in active communities from the second quarter of 2012. Colorado contributed 83 closings and $27.6 million of associated revenue, a 28.6% increase in revenue over the same period a year ago. Colorado also experienced a modest increase in orders for the third quarter of 2012, rising to $28.9 million on 88 units, an 8.3% and 10.0% respective increase over 2011 and an improvement in average orders per community of 17.0% as compared to the same period a year ago.

Texas remained our highest volume market in the Region, and the country, during the third quarter of 2012, experiencing an increase in orders to 425 units as compared to 361 units for the same period a year ago. The slight increase in the number of actively selling communities is a result of our efforts to open recently-acquired replacement communities for some communities that sold out in Texas over the past year. However, as the decline in the homebuilding market in this state was not as extreme as in other locations, we expect the improvements in demand in Texas to be more tempered.
Year to date, the Region’s revenues experienced an increase to $506.4 million of closings volume on 2,010 closings, $47.9 million higher than prior year. The 402-unit and $123.5 million increases in orders in the first nine months of 2012 echo the gains experienced in the third quarter, resulting in 988 units in backlog valued at $276.1 million, a value increase of 38.8% or $77.2 million.
East. In the third quarter of 2012, home closings in our East Region increased 78 units or 83.9% for total revenue of $50.8 million, an 83.7% increase as compared to the third quarter of 2011. The Region’s orders increased to 192 units, a 47-unit or 32.4% increase from the quarter ended September 30, 2011. The Florida market was the largest contributor to the Region’s results providing a 38 unit or 40.9% increase in closed units over the same period a year ago. This is partially attributable to our increase in the number of actively selling communities as well as our relatively flat average orders per community over prior year signaling the stability of this market. North Carolina also contributed 40 closed units totaling $14.5 million in revenue and added 36 units and $12.7 million in order volume and 49 units in backlog valued at $16.9 million to the Region’s results. Our North Carolina operations currently build homes with some of our highest sales prices contributing to an average sales price on orders during the third quarter of $353,000. The performance in this market is a testament to our commitment of focusing our efforts to enter highly sought after markets with strong buyer demand. The Region’s higher orders resulted in an increase in ending backlog to 296 units, or $95.2 million, a 110-unit or 59.1% increase over the same period a year ago. Operations in our recently opened Tampa division also provided orders and backlog, valued at $7.3 and $8.2 million, respectively, for the quarter ended September 30, 2012. Accordingly, we anticipate recording closing revenue for the Tampa division in the fourth quarter of 2012.
The Region’s home closings for the nine months ended September 30, 2012 increased 225 units, or 95.7%. This generated total revenue of $133.8 million for the nine months ended September 30, 2012, a 95.8% increase over the same period a year ago. Year-to-date orders increased 62.4% to 552 units as compared to the same period one year ago, leading to the backlog increase described above. The same factors that impacted the third quarter performance also impacted the year-to-date results.
Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Home Closing Gross Profit
Total	$62,154	18.6%	$38,070	17.5%	$149,213	18.2%	$108,037	17.6%
Add back Impairments	417		920		904		2,174
Adjusted Gross Margin	$62,571	18.7%	$38,990	17.9%	$150,117	18.3%	$110,211	17.9%
West	$17,237	18.6%	$5,497	16.7%	$30,936	17.2%	$13,629	15.4%
Add back Impairments	42		295		284		552
Adjusted Gross Margin	$17,279	18.6%	$5,792	17.6%	$31,220	17.3%	$14,181	16.1%
Central	$34,854	18.2%	$27,165	17.3%	$91,379	18.0%	$79,343	17.3%
Add back Impairments	317		566		543		1,335
Adjusted Gross Margin	$35,171	18.4%	$27,731	17.7%	$91,922	18.2%	$80,678	17.6%
East	$10,063	19.8%	$5,408	19.5%	$26,898	20.1%	$15,065	22.0%
Add back Impairments	58		59		77		287
Adjusted Gross Margin	$10,121	19.9%	$5,467	19.8%	$26,975	20.2%	$15,352	22.5%

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
Home closing gross profit increased to a margin of 18.6% for the quarter ended September 30, 2012 as compared to 17.5% for the quarter ended September 30, 2011. Excluding impairments, gross margin was 18.7% versus 17.9% for the quarters ended September 30, 2012 and 2011, respectively. We also experienced a slight improvement in home closing gross profit sequentially from 18.5% in the second quarter of 2012, excluding impairments. For the nine months ended September 30, 2012, the gross profit was 18.2% as compared to 17.6% from the same period in the prior year. Excluding the impact of impairments of $0.9 and $2.2 million in the first nine months of 2012 and 2011, respectively, gross margins were 18.3% versus 17.9%, respectively. We have been successful in increasing gross profit despite direct cost increases experienced in the homebuilding industry recently. This is mainly attributable to sales price increases and construction overhead leverage as our volume has increased over the last several quarters. We believe that with our improving orders, sales price increases, and strong ending backlog numbers, we should continue to see gains in our gross profit throughout the remainder of 2012. We provide gross margins excluding impairments — a non-GAAP term — as we use it to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.
West. Our West Region home closing gross margin increased to 18.6% for the three months ended September 30, 2012 from 16.7% in the same period of 2011. For the first nine months of 2012, the gross profit was 17.2% compared to 15.4% in the first nine months of 2011. Excluding impairments, the gross margins in the third quarter of 2012 and 2011 were 18.6% and 17.6%, and 17.3% and 16.1% for the first nine months of 2012 and 2011, respectively. Our margins in California increased year over year as a result of desirable community locations that appeal to our homebuyers, price increases we have been able to implement in many communities, as well as overhead leverage experienced with increased volumes. The increase in this Region’s margins are inclusive of the negative impact the Nevada operations contributed as a result of our exiting of that market. We expect to sell out of our Nevada communities in the next 12-18 months based on our current orders pace.
Central. The Central Region’s 18.2% and 18.0% home closing gross margin for the three and nine months ended September 30, 2012, respectively, increased from 17.3% in the same periods of 2011. Excluding impairments, gross margins were 18.4% and 17.7% for the three months ended September 30, 2012 and 2011, respectively, and 18.2% and 17.6% for the nine months ended September 30, 2012 and 2011, respectively. The increase in margins year over year are due to recent successes in achieving price increases, coupled with better overhead leverage as a result of the increase in closing volume, partially offset by construction cost increases.
East. This Region experienced home closing gross margins of 19.8% and 20.1% for the three and nine months ended September 30, 2012 as compared to 19.5% and 22.0% for the same periods in the prior year. Excluding impairments, margins were 19.9% and 20.2% for the three and nine months ended September 30, 2012 as compared to 19.8% and 22.5% for the same periods in 2011. While margins in this Region remain higher than those in our other markets, they have decreased year-to-date as a result of our closing units mix where more closings in 2012 have come from recent community acqusitions, as we have closed out of some of the low land-basis and higher margin communities in Florida. In addition, as new markets have incurred start-up and overhead costs such as Charlotte and Tampa, the margins in the East Region will be negatively impacted until revenue is generated from these markets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Commissions and Other Sales Costs
Dollars	$25,855	$19,708	$67,950	$53,876
Percent of home closing revenue	7.7%	9.1%	8.3%	8.8%
General and Administrative Expenses
Dollars	$19,209	$16,466	$50,446	$46,582
Percent of total revenue	5.6%	7.6%	6.1%	7.6%
Earnings from Unconsolidated Entities, Net
Dollars	$2,975	$1,797	$6,626	$3,931
Interest Expense
Dollars	$5,009	$7,517	$18,718	$23,036
Other (Expense)/Income, Net
Dollars	$(8,340)	$876	$(7,712)	$2,872
Loss on Extinguishment of Debt
Dollars	$—	$—	$5,772	$—
(Provision for)/Benefit from Income Taxes
Dollars	$(202)	$(160)	$4,781	$(560)
Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. As a percentage of home closing revenue, these costs were 7.7% and 8.3% for the three and nine months ended September 30, 2012, respectively, as compared to 9.1% and 8.8% for the three and nine months ended September 30, 2011, respectively. The decrease in these costs as a percentage of home closing revenue for the three and nine months ended September 30, 2012 versus 2011 is indicative of our ability to leverage these costs over our increasing revenue. The year-over-year dollars increase is primarily the result of our sales volume increase and to a lesser extent our recently-established national contact center, increased marketing and efforts to enhance our website. In addition, we implemented an aggressive spring selling season compensation initiative for our internal sales associates.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. Due to the increase in revenue and improved operating leverage, these expenses decreased to 5.6% and 6.1% of total revenue for the three and nine months ended September 30, 2012, as compared to 7.6% for the same periods in 2011. General and administrative expenses increased to $19.2 million and $50.4 million in the three and nine months ended September 30, 2012 as compared to $16.5 million and $46.6 million in the prior periods, largely due to increased incentive compensation costs driven by improved operational metrics. We remain focused on cost control at both the divisional and corporate levels.
Earnings from Unconsolidated Entities, Net
Earnings from unconsolidated entities, net represents our portion of pre-tax earnings from joint ventures. Included in this amount is both the pass through of earnings from the joint venture’s most recently available financial statements as well as any accrued expected earnings for the periods presented that might not have been reflected in the joint venture’s financial statements provided to us. The increase for both the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is primarily attributable to the increased closings volume as most of our joint venture activity is from mortgage and title operations.
Interest Expense
Interest expense is comprised of interest incurred but not capitalized on our debt. For the three and nine months ended September 30, 2012, our non-capitalizable interest expense was $5.0 million and $18.7 million as compared to $7.5 million and $23.0 million for the same periods in the prior year. The decrease in expense year over year is a result of a higher amount of active assets under development included in our inventory that qualify for interest capitalization, partially offset by increased interest from higher debt levels. While we anticipate our non-capitalizable interest expense will continue to decrease, we expect our eligible assets under construction to remain below our debt balance for the remainder of 2012, and therefore, we anticipate that we will continue to incur such interest charges for the remainder of this year.

Other (Expense)/Income, Net
Other (expense)/income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contract with us, and (iv) payments and awards related to legal settlements. We reported net other expense for the three and nine months ended September 30, 2012 as compared to net other income for the same period last year, primarily due to the $8.7 million increased litigation reserve amount recorded in the third quarter of 2012. See Note 13 in the accompanying notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the nine months ended September 30, 2012 is attributable to the charges associated with the tender of our $285.0 million 2015 notes and $26.1 million of our 2017 notes. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the notes. There were no such debt extinguishment charges for the three or nine months ended September 30, 2011.
Income Taxes
During the three and nine months ended September 30, 2012, we reported an effective tax rate of 2.9% and (91.0)% compared to (5.2)% and (6.4)% for the same periods a year ago. The change in our tax rate is primarily attributable to the partial reversal of the valuation allowance against state deferred tax assets in Florida and is not reflective of our historical tax rate or our effective tax rate in future periods.
Liquidity and Capital Resources
Overview
Our principal uses of capital for the three and nine months ended September 30, 2012 were operating expenses, home construction and the payment of routine liabilities, and the acquisition of new and strategic lot positions. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth.
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count in strategic and attractive locations we deem key to our success. We are also using our cash on hand to fund operations in several of our new markets. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory will continue to exceed our cash generated by operations in the near term. During the third quarter of 2012, we closed 1,197 homes, purchased about 2,100 lots for $88.5 million, spent $25.7 million on land development, and started about 1,300 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years.
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the third quarter with $386.9 million of cash and cash equivalents, investments and securities, and restricted cash, a $53.7 million increase from December 31, 2011, primarily as a result of our additional capital transactions, partially offset by land acquisitions and land development dollars spent and increases in our home inventory under construction. As we have no debt maturities until 2017, we will generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes.
In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. Accordingly, in April 2011 we announced our entry into the Raleigh-Durham, North Carolina market. We began sales operations in the fourth quarter of 2011 and had our first closings in the first quarter of 2012. We also announced entry into the Tampa, Florida market in late 2011 and have since acquired several land positions in that area and experienced our first sales in the second quarter of 2012. Our most recent new entry market was in the second quarter of 2012 when we announced a new division in Charlotte, N.C. Charlotte is the largest metropolitan area in North Carolina and the second largest banking center in the U.S. behind New York City, with a diversified industrial structure, low cost of business and a well-educated population base. It is positioned for long-term growth and expected to outpace the national average through 2015. We have purchased lots in two locations and have also secured two additional properties through purchase contracts, located in some of the most attractive submarkets in this area. We expect to commence homebuilding operations by early fourth quarter of 2012. These opportunities expand our footprint into new markets with positive growth potential and the ability to leverage our existing East Region resources.
Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In the third quarter of 2012, we completed an equity offering of 2,645,000 shares and established an unsecured revolving credit facility with a capacity of $125.0 million. We also issued $126.5 million in convertible senior notes in the third quarter of 2012. Including our other 2012 financing and capital transactions previously discussed, we believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Note 5 in the accompanying notes to the unaudited financial statements included in this Quarterly Report on Form 10-Q.
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At September 30, 2012	At December 31, 2011
Senior, senior subordinated and senior convertible notes	$722,675	$606,409
Stockholders’ equity	596,067	488,912
Total capital	$1,318,742	$1,095,321
Debt-to-capital (1)	54.8%	55.4%
Senior, senior subordinated and senior convertible notes	$722,675	$606,409
Less: cash and cash equivalents, restricted cash, and investments and securities	(386,852)	(333,187)
Net debt	335,823	273,222
Stockholders’ equity	596,067	488,912
Total capital	$931,890	$762,134
Net debt-to-capital (2)	36.0%	35.8%

(1)
Debt-to-capital is computed as senior, senior subordinated and senior convertible notes divided by the aggregate of total senior, senior subordinated and senior convertible notes and stockholders’ equity.

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
Covenant Compliance
Senior and Senior Subordinated Note Covenants
We were in compliance with all senior and senior subordinated note covenants as of September 30, 2012. Our convertible senior notes do not have any financial covenants. In order to be out of compliance with the ratio requirement below, we would need to fail both the Fixed Charge Coverage and Leverage Ratios, not just one ratio independently. A failure to meet both the Fixed Charge Coverage and Leverage Ratio is not a default but rather results in a prohibition (subject to exceptions) from incurring additional indebtedness only. Our actual Fixed Charge Ratio and Leverage Ratio as of September 30, 2012 are reflected in the table below:

Financial Covenant:	Covenant Requirement	Actual
Fixed Charge Coverage	> 2.00	1.54
Leverage Ratio	< 3.00	1.30

Credit Facility Covenants
We were in compliance with all Credit Facility covenants as of September 30, 2012. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.00 to 1.00 (increasing to 1.50 to 1.00 on January 1, 2013 and thereafter) or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. Our actual financial covenant calculations as of September 30, 2012 are reflected in the table below:

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $410,979	$580,436
Leverage Ratio	< 60%	28%
Interest Coverage Ratio (1)	> 1.00	1.56
Minimum Liquidity (1)	> $44,667	$496,598
Investments other than defined permitted investments	< $194,131	$12,257
(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
Special Note of Caution Regarding Forward-Looking Statements
In passing the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Congress encouraged public companies to make “forward-looking statements” by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the PSLRA. The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include statements concerning our perceptions that the homebuilding cycle has stabilized and is improving; trends in the homebuilding industry in general, and our markets and results specifically, our intention to hold our investments and securities to maturity; our strategic initiatives; that underperforming or mothballed communities will not incur material impairments in the future; the timing of our wind down of operations in Nevada and the negative impact of our Nevada operations during the wind down process; the benefits of our land acquisition strategy and structures; the timing of our commencement of operations and sales in Charlotte and of closings in Tampa as well as our perceptions of the long-term attributes of the Charlotte market; our efforts to replace closed-out communities; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements, whether certain guarantees relating to our joint ventures have been or will be triggered, whether certain guarantees are recourse to us; expectations regarding our industry and our business in the remainder of 2012 and beyond, the demand for and the pricing of our homes including that we expect price increases to outpace construction cost increases; our land and lot acquisition strategy including our expansion plans relating to new markets; the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings (including the joint venture litigation relating to the South Edge joint venture) we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit, net earnings and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; the benefits of our equity compensation program; that we may seek to raise additional debt and equity capital; we will continue to incur direct interest expense (versus capitalizing and amortizing through cost of closings); the sufficiency of our reserves and our support for our uncertain tax filings positions and timing of payments relating thereto; our intentions regarding the payment of dividends and the use of derivative contracts; the impact of seasonality and changes in interest rates; and our future compliance with debt covenants.
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include: weakness in the homebuilding market resulting from the unexpected setback in the current economic recovery; fluctuations in interest rates and changes in the availability and pricing of residential mortgages; adverse changes in tax laws that benefit our homebuyers; the inability of our potential buyers to sell their existing homes; fluctuations in cancellation rates and home prices in our markets; inflation in the cost of materials used to construct homes; a decrease in sales absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; the availability of finished lots and undeveloped land; our potential exposure to natural disasters; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; competition; the success of our strategies in the current homebuilding market and economic environment; the adverse impacts of cancellations resulting from small deposits relating to our sales contracts; construction defect and home warranty claims; our success in prevailing on contested tax positions; the impact of deferred tax valuation allowances and our ability to preserve our operating loss carryforwards; our ability to obtain bonds in connection with our development work; the loss of key personnel; changes in or non-compliance with laws and regulations; the availability and cost of materials and labor; our lack of geographic diversification; fluctuations in quarterly operating results; the Company’s financial leverage and level of indebtedness; our inability to take certain actions because of restrictions contained in the indentures for the Company’s senior and senior subordinated notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of future acquisitions; government regulations and legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our “Green” technologies by our competitors; our exposure to technology failures and security breaches; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors.”
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

Quantitative and Qualitative Disclosures About Market Risk
All of our debt is fixed rate and as of September 30, 2012 is made up of our $99.8 million in principal of our 7.731% senior subordinated notes due 2017, $200.0 million in principal of our 7.15% senior notes due 2020 and $300.0 million in principal of our 7.00% senior notes due 2022 and $126.5 million of our 1.875% convertible senior notes due 2032. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt. See Note 5 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion regarding our debt transactions in the second and third quarters of 2012.
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
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and some are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are not any pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.
Joint Venture Litigation
Since 2008, we have been involved in litigation initiated by the lender group for a large Nevada-based land acquisition and unconsolidated development joint venture in which the lenders were seeking damages in two separate actions on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP Consolidated)). Our interest in this joint venture is comparatively small, totaling 3.53%, but we have vigorously defended and otherwise sought resolution of these actions. We are the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and we contend, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. Pursuant to the lenders’ request and stipulation of the parties, on January 23, 2012, the Court dismissed all of the lenders’ claims against Meritage in this consolidated lawsuit without prejudice.
On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding most of the same issues addressed in the Ohio litigation (Case No. 2: 11-CV-01364-PMP). The Ohio and Nevada actions have been consolidated into a single action. On October 26, 2011, the Bankruptcy Court approved a plan pursuant to which (i) the lenders have received all payment they are entitled to, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders’ repayment guarantee claim against Meritage.
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling. In addition, we believe that the four above-named builders are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the arbitration repayment guarantee.
In March 2012, Inspirada Builders, LLC, as Estate Representative of bankrupt South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There are two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, ironically for not paying the amount Meritage fully tendered but South Edge (at the direction of or as a result of acts of or the failure to perform by the co-venture members KB Home, Toll Brothers, Pardee Homes and Beazer) rejected in 2008. The second demand is for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC, which is the new owner of the project and which is owned by the four above-named builders. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the already pending $13.2 million repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. These claims are currently pending, and the arbitration hearing will likely be concluded sometime in mid-2013. We do not believe there is any additional exposure to us related to this new claim beyond that already disclosed and discussed in this Legal Proceedings section.
In connection with these on-going legal proceedings, we have established reserves for the full amount of the repayment guarantee and the anticipated legal costs relating to the above described claims, less a credit we believe we should be entitled to for a deposit we previously paid. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as updated in Part II, Item IA in our quarterly report on Form 10-Q for the quarter ended June 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended September 30, 2012.
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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

4.1	Indenture dated as of September 18, 2012 by and among Meritage Homes Corporation, the guarantors named therein and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 4.1 of Form 8-K filed with the Securities and Exchange Commission on September 18, 2012

4.2	Supplemental Indenture No. 1 dated September 18, 2012 (re 1.875% Senior Convertible Notes due 2032) and form of 1.875% Senior Convertible Notes	Incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Securities and Exchange Commission on September 18, 2012

4.3
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.731% Senior Subordinated Notes due 2017)
Incorporated by reference to Exhibit 4.1 of Form 8-K filed with the Securities and Exchange Commission on October 1, 2012

4.4
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.15% Senior Notes due 2020)
Incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Securities and Exchange Commission on October 1, 2012

10.1	Second Amendment to Third Amended and Restated Employment Agreement between the Meritage Homes Corporation and Steve J. Hilton (1)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on October 10, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements. *

(1)    Management contract or compensatory plan

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of October 2012.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/	LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Indenture dated as of September 18, 2012, by and among Meritage Homes Corporation, the guarantors names therein and Wells Fargo Bank, National Association

4.2	Supplemental Indenture No. 1 dated September 18, 2012 (re 1.875% Senior Convertible Notes due 2032) and form of 1.875% Senior Convertible Notes

4.3
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.15% Senior Notes due 2020)

4.4
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.15% Senior Notes due 2020)

10.1	Second Amendment to Third Amended and Restated Employment Agreement between the Meritage Homes Corporation and Steven J. Hilton

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements. *

*
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