Form 10-K
period 2012-12-31
Meritage Homes CORP
filed 2013-02-22
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant (29,487,557shares) as of June 29, 2012, was $1.0 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 20, 2013 was 35,777,651.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

3

PART I
Item 1. Business
The Company
Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the western and southern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have operations in three regions: West, Central and East, which are comprised of seven states: Arizona, California, Nevada, Texas, Colorado, Florida, and the Carolinas. Operations within the Carolinas include the Raleigh and Charlotte metropolitan areas, with some Charlotte communities located across the border into South Carolina. These three regions are our principal business segments. Please refer to Note 12 of the consolidated financial statements for information regarding our operating and reporting segments.
Our homebuilding and marketing activities are conducted under the Meritage Homes brand, except for Arizona and Texas where we also operate under the name Monterey Homes. At December 31, 2012, we were actively selling homes in 158 communities, with base prices ranging from approximately $107,000 to $752,000.
Available Information; Corporate Governance
Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. On December 31, 1996, through a merger, we acquired the homebuilding operations of our predecessor company. We currently focus exclusively on homebuilding and related activities and no longer operate as a real estate investment trust. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries.
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
Strategy
All facets of our operations are governed by the principles of our strategic model which defines Meritage's culture and operational parameters, ensuring that our actions are aligned around the achievement of our goals. It combines our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including: management, land acquisition and development, finance, marketing, sales, purchasing, construction and customer care. The main tenets of our strategic model are to:

•	Maintain sufficient capital and liquidity to take advantage of market opportunities while holding leverage at moderate levels to optimize shareholder returns;

•	Ensure that we have the best team available by hiring and nurturing top talent, expecting top level performance and allocating proper resources to drive execution of our business plan;

•	Utilize our state-of-the-art market research tools to make informed decisions about land purchases;

•	Employ our knowledge of customer preferences generated through regular surveys and research to align our product offerings with our buyers’ demands;

•
Customize our sales techniques for today’s buyers and educate our sales team about the benefits of our Meritage Green offerings and other features of our homes and on the availability of mortgage products;

•
Re-engineer and constantly evaluate our pricing, product and community amenity offerings to better appeal to potential buyers, while incorporating our Meritage Green concepts and technologies into routine construction practices;

•	Continuously improve our construction process by working with our vendors to find mutual efficiencies in order to construct high-quality homes at the lowest possible cost;

•
Provide the highest level of customer service and care by working closely with our buyers throughout the sales and construction process and monitoring their satisfaction routinely after delivery of their homes; and

•	Provide a shortened and efficient sales-to-close cycle time by refining our processes and streamlining scheduling and production.
All of these strategies have advantageously positioned us to capitalize on the resurgence of the market.
We continue to employ industry leading innovative building techniques and technologies within Meritage Green, our building program aimed to set the standard for energy-efficient homebuilding. Accordingly, at a minimum every new home we construct meets ENERGY STAR® standards, with many of our communities greatly surpassing these levels, offering our customers homes that utilize less energy than the standard US home. Our commitment to incorporate these innovative energy standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these standard features to our home buyers for nominal additional cost. Through our “green” strategy, we believe we continue to lead the industry by incorporating advanced building technologies to build better homes that effectively differentiates our product in the marketplace when compared against both new and resale homes, providing us with a competitive advantage as well as allowing us and our buyers to be responsible stewards of the environment. The building practices we utilize result in our homeowners’ utility usage on average being less than half of the current national average of US households. We were also the first production builder to offer net-zero homes, which produce as much energy as they use annually. Our ongoing commitment to green is widely recognized, and in recent years, we have continuously been widely recognized and commended for our leadership in advanced green building, including:

•	2012 Project of the Year - Single Family Production, NAHB's National Green Building Awards

•	2012 MAME Green Builder of the Year, BIA Bay Area

•	2011 Energy Value Housing Award from the National Association of Homebuilders for our Lyon’s Gate community located in Gilbert, Arizona

•	2011 ENERGY STAR® Builder Partner of the Year Award

•	2011 Best Green Building Program Award

•	2011 People’s Choice Award, recognizing Meritage for voluntarily incorporating energy efficiency in the design, construction and marketing of our homes.
We believe our strategic model and our Meritage Green commitment provide us with unique competitive advantages and continue to drive our success in maintaining and growing profitability.

Markets and Products
We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
East Bay/Central Valley, CA	1998
Sacramento, CA	1998
Las Vegas, NV	2002
San Antonio, TX	2003
Inland Empire, CA	2004
Denver, CO	2004
Orlando, FL	2004
Raleigh, NC	2011
Tampa, FL	2011
Charlotte, NC	2012

Our homes range from entry level to luxury. A summary of activity by region as of and for the years ended December 31, 2012 and 2011 follows (dollars in thousands). Our prior year disclosures by region have been regrouped to reflect our new region aggregation:

	Year Ended December 31, 2012		At December 31, 2012
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	825	$268.0	249	$80,816	7,360	38
California	732	$361.2	315	124,588	2,062	17
Colorado	292	$331.5	142	50,089	1,446	12
Nevada	61	$187.6	14	3,105	293	1
West Region Total	1,910	$310.9	720	$258,598	11,161	68
Central Region
Texas	1,655	$236.0	500	$132,317	6,468	65
Central Region Total	1,655	$236.0	500	$132,317	6,468	65
East Region
Carolinas	117	358.0	49	$17,341	774	7
Florida	556	$284.3	203	71,010	2,414	18
East Region Total	673	$297.1	252	88,351	3,188	25
Total Company	4,238	$279.5	1,472	$479,266	20,817	158

	Year Ended December 31, 2011		At December 31, 2011
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	594	$253.0	158	$45,232	6,790	37
California	355	$338.9	82	27,648	1,527	20
Colorado	258	$322.1	70	23,493	607	10
Nevada	59	$213.4	5	1,076	425	2
West Region Total	1,266	$289.3	315	97,449	9,349	69
Central Region
Texas	1,660	$238.1	396	93,494	5,825	67
Central Region Total	1,660	$238.1	396	93,494	5,825	67
East Region
Carolinas	—	N/A	24	8,616	241	3
Florida	342	$290.5	180	49,295	1,307	18
East Region Total	342	$290.5	204	$57,911	1,548	21
Total Company	3,268	$263.4	915	$248,854	16,722	157

(1)	“Home Sites Controlled” is the estimated number of homes that could be built on unstarted lots we control, including lots available for sale and on undeveloped land.

The 24.5% overall increase in our homesites controlled as of December 31, 2012 as compared to the prior year reflects our efforts to execute on our strategy to reposition our business in key high growth and high margin markets such as California and Florida, as well as our expansion into the new markets such as the Carolinas.
The average closing price increase in 2012 versus 2011 highlights the combination of our successful efforts to acquire, build and sell lots in more desirable, move-up locations where we believe there is strong demand, more marketplace stability, and where we can achieve a higher sales price and stronger margins and a shift in closings volume to the states with higher average sales prices. We believe our land positioning strategies have helped to pave the way for achieving future growth and profitability.
In the latter half of 2012, we commenced limited operations of our wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business lines include title insurance and closing/settlement services for our homebuyers and will eventually expand to service most of our markets. We previously were involved in title operations through participation in joint ventures in certain locations. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Net earnings from Carefree Title are included in Other (loss)/income, net in the accompanying consolidated financial statements and were minimal in 2012.

Recent Industry and Company Developments
In 2012, the national economy as a whole and the homebuilding market in particular began to stabilize, indicating an economic recovery is underway. While we are encouraged by the positive and improving trends of 2012, several challenges still exist that may impact the speed of the recovery, such as above-average unemployment levels, national and global economic uncertainty and the restrictive mortgage lending environment. However, we believe we are in an upward business cycle in most of our markets and that we are well-positioned to capitalize on opportunities as they arise.
We continued to focus on our goals of increasing efficiencies and profitability, while maintaining ample liquidity and a strong balance sheet during 2012. We strengthened our balance sheet through a new senior note issuance and debt tender, extending our earliest debt maturities until 2017, completed a convertible debt transaction at an attractive 1.875% interest rate, completed an equity offering as well as established a revolving credit facility. We carefully managed our liquidity, ending the year with cash, cash equivalents, restricted cash and investments and securities balances of $295.5 million. We also benefited from improvement in many of our key operational metrics as the year progressed including sales, closings and backlog and community count, gross margins and net earnings generated both through our strategic advantages as well as the general market recovery. We continue to rebuild our lot positions with well-located lots to supplement and replace our older communities as they close out and are actively evaluating opportunities for expansion into new markets. In the first half of 2011, we entered the promising Raleigh-Durham, North Carolina market and in December 2011 we announced our entry into the Tampa market, expanding our presence in Florida, where we have experienced a high level of success over the last several years. Most recently, we announced entry into Charlotte, North Carolina and reported our first orders there in the fourth quarter of 2012. We also announced our decision to wind down operations in the Las Vegas market in December 2011, but we will continue to build and sell through the one remaining actively-selling community we own there and expect to end new construction development there during 2013.
Our active community count slightly increased at year-end to 158 versus 157 a year ago. Our orders per average active community during 2012 was 30.4, a 37.6% increase compared to that of 22.1 in 2011 due to an order increase of 40.8%. The slow growth in our community count was due to a faster close-out pace of existing communities from our increased orders volumes as well as a slower cycle to market for some of our new communities as a greater portion of our 2012 acquisitions require some degree of land development and are not immediately market ready. Our unsold inventory consisted of 643 homes as of December 31, 2012, as compared to prior year unsold inventory of 564 homes. Approximately one third of which were completed in 2012 and approximately half of which were completed in 2011.
Land Acquisition and Development
Our current goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development. To better leverage our existing overhead, we are currently focused on expanding our market share in our key markets and their surrounding submarkets while exploring exceptional opportunities outside of our existing markets. As of December 31, 2012 we have a 4.9-year supply of lots, based on 2012 closings, although 11.3% of our holdings are in master-planned Active Adult communities that traditionally contain a significantly larger supply of lots and, accordingly, have a longer lot position. We continually evaluate our markets, monitoring our lot supplies to ensure we have a sufficient pipeline, and are committed to growing our active community count in key locations through aggressive lot and land acquisitions.

We are currently purchasing a combination of finished lots and partially-developed or undeveloped lots. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years. Undeveloped land and partially finished lots require a longer lead time to allow for development activities before our new communities are able to open for sales. Finished lots are those on which the development has already been completed by a third party, and they are ready for immediate home construction. When evaluating any land acquisition, our selection is based upon a variety of factors, including:

•	surrounding demographics based on extensive marketing studies, including surveys of both new and resale homebuyers;

•	existing concentration of contracted lots in surrounding markets, including nearby Meritage communities;

•	suitability for development, generally within a three to five-year time period from the beginning of the development process to the delivery of the last home;

•	financial feasibility of the proposed project, including projected profit margins, returns on capital invested, and the capital payback period;

•	the ability to secure governmental approvals and entitlements, if required;

•	results of environmental and legal due diligence;

•	proximity to local traffic and employment corridors and amenities;

•	availability of seller-provided purchase options or agreements that allow us to defer lot purchases until needed for production; and

•	management’s judgment as to the local real estate market and economic trends, and our experience in particular markets.
When purchasing undeveloped or partially developed land, we generally acquire land only after most necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to appropriate zoning, development agreements and preliminary or tentative maps and recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. We may consider, on a limited basis, the purchase of unentitled property when we can do so in a manner consistent with our business strategy. Historically, we have developed parcels ranging from 100 to 300 lots and have recently begun acquisitions of this size again, although over the past several years due to the slower housing market we were primarily focused on limited lot purchases of smaller groups of finished lots.
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
The factors used to evaluate finished lot purchases are similar to those for land we intend to develop ourselves, although the development risks associated with the undeveloped land—financial, environmental, legal and governmental—have been borne by others. Therefore, these finished lots may be more attractive to us, despite their higher price, as we can immediately bring the community to market and begin home construction.
We develop a design and marketing concept tailored to each community, which includes the determination of size, style and price range of homes. We may also determine street layout, individual lot size and layout, and overall community design for each project we develop. The product lines offered depend upon many factors, including the guidelines, if any, of the existing community, housing generally available in the area, the needs and desired housing product for a particular market, and our lot sizes, though we are increasingly able to use standardized design plans across our communities.
We typically acquire land through land purchase and option contracts. Purchases are generally financed through our working capital or corporate borrowings. Acquiring our land through option contracts, when available, allows us to control the timing and volume of lot and land purchases from the third parties and minimizes our up-front cash outlay. We typically enter into option contracts to purchase finished lots at pre-determined prices during a specified period of time from these third parties. These contracts are usually structured to approximate our projected absorption rate at the time the contract is negotiated, are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 15% of the sales price. We believe the use of options limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns. If we are not successful in these re-negotiations, we might determine that a project is no longer feasible or desirable and cancel these contracts, usually resulting in the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. The recent availability of such option lots has been drastically reduced in recent years.
At December 31, 2012, in addition to our approximately 17,500 owned lots, we also had approximately 3,300 committed lots under option or contract for a total purchase price of approximately $137.8 million, with $12.4 million in cash deposits. Information relating to our impairments is discussed in Note 2—Real Estate and Capitalized Interest, and information related to lots and land under option is presented in Note 3—Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.
All lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of our senior management team and key operating and financial executives. All land acquisitions exceeding pre-specified limits must also be approved by our Board of Directors.
The following table presents information as of December 31, 2012 (dollars in thousands):

	Number of Lots Owned (1)		Number of Lots Under Contract or Option (1)(2)	Total Number of Lots Controlled
	Finished	Under Development and Held for Sale
West Region
Arizona	1,946	4,968	446	7,360
California	867	1,157	38	2,062
Colorado	264	513	669	1,446
Nevada	293	—	—	293
West Region Total	3,370	6,638	1,153	11,161
Central Region
Texas	1,521	3,776	1,171	6,468
Central Region Total	1,521	3,776	1,171	6,468
East Region
Carolinas	423	108	243	774
Florida	698	962	754	2,414
East Region Total	1,121	1,070	997	3,188
Total Company	6,012	11,484	3,321	20,817
Total book cost (3)	$348,234	$402,128	$12,376	$762,738

(1)	Excludes lots with finished homes or homes under construction. The number of lots is an estimate and is subject to change.

(2)
There can be no assurance that we will actually acquire any lots under option or purchase contract. These amounts do not include 1,514 lots under contract with $2.0 million of refundable earnest money deposits, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contract.

(3)	For lots owned, book cost primarily represents land, development and capitalized interest. For lots under contract or option, book cost primarily represents earnest and option deposits.

Investments in Unconsolidated Entities — Joint Ventures
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. In limited circumstances, purchasing land through a joint venture can be beneficial, although we do not view them as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. We currently have only two such active ventures. We also participate in three mortgage and one title business joint ventures. The mortgage joint ventures are engaged in mortgage activities, and they provide services to both our customers and other homebuyers.

In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities. See Note 4 in the accompanying consolidated financial statements for additional information regarding guarantees.
Construction Operations
We act as the general contractor for our projects and typically hire experienced subcontractors on a geographic basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimizing construction costs. Our contracts require that our subcontractors comply with all laws pertaining to their work and labor practices, follow local building codes and permits, and meet performance standards. Our purchasing and construction managers coordinate and supervise the activities of subcontractors and suppliers, and monitor compliance with zoning and building codes. At December 31, 2012, we employed approximately 223 full-time construction operations personnel.
We specify that quality durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. Because such materials are comprised substantially of natural resource commodities, however, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy and climate change.
We generally build and sell homes in phases within our larger projects, which we believe creates efficiencies in land development and home construction operations and cash management, as well as improves customer satisfaction by reducing the number of vacant lots and construction activity surrounding a completed home. Our homes are typically completed within two to four months from the start of construction, depending upon the geographic location and the size and complexity of the home. Construction schedules may vary depending on the size of the home, availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically do not enter into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do lock in short and mid-term pricing with our vendors for certain key construction commodities.
Marketing and Sales
We believe that we have an established reputation for building attractive, high quality and efficient homes, which helps generate demand in each new project. We also use advertising and other promotional activities, including our website at www.meritagehomes.com, social media outlets, magazine and newspaper advertisements, brochures, direct mailings and the placement of strategically located signs in the vicinities around our developments. Our marketing strategy is aimed at differentiating us from other new homebuilders, traditional resale homes and, more recently, foreclosure and short sale homes.
We use furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. We generally employ or contract with interior and landscape designers who create attractive model homes that highlight the features and options available for the product line within a project. We generally build between one and three model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient features in our homes differentiate us from other homes. In our Meritage Green communities, we have built "learning centers" in order to provide our buyers with the ability to see behind the walls, and into the home's structure, experiencing our energy-efficient features in action in order to understand exactly how a Meritage home can reduce utility bills and provide improved livability and comfort. In conjunction with the learning centers, our sales and marketing efforts use testimonials from actual homebuyers in order to showcase real-life examples of how green features impact the bottom line of our buyers’ utility bills as well as the livability of the homes.
In select cases, we sell and lease back some of our model homes from individual buyers who do not intend to occupy the home immediately. At December 31, 2012, we owned 205 and leased 7 model homes and had an additional 24 models under construction.
Our homes generally are sold by our commissioned employees who typically work primarily from a sales office located in one of the model homes for each project. We also employ a team of online sales associates who offer assistance to potential buyers viewing our products over the Internet. At December 31, 2012, we had approximately 300 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our housing product, our green features, our sales strategies and mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, sales techniques, competitive products in the area, financing availability and credit score repair opportunities, construction schedules, marketing and advertising plans and the available product lines, pricing, options and warranties offered, as well as the numerous benefits and savings our green product provides. Our sales associates are licensed real estate agents where required by law. Third-party brokers may also sell our homes, and are usually paid a sales commission based on the price of the home. Our sales associates assist our customers in adding available customization features to their homes, which we design to appeal to local consumer demands. We mainly contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions.
We have taken significant strides in further setting ourselves apart from our competitors through our Meritage Green strategy and product line-up. We believe our ongoing commitment to design and build energy-efficient homes taps into a buyer’s sensitivities of how eco-friendly designs help impact the environment and the livability of the home, as well as their pocketbook. We further believe it is strategies such as this that have helped us weather the prolonged downward pressure on buyer demand and to maintain our status as one of the leading homebuilders in the U.S.
Backlog
Our sales contracts require cash deposits and are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Additional deposits are usually collected upon the selection of options and upgrades. Homes covered by such sales contracts but which are not yet closed are considered “backlog” and are representative of potential future revenues. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory. Sales contingent upon the sale of a customer’s existing home are not considered a sale until the contingency is removed. We generally require a signed sales contract to release a lot to start construction, although on a regular basis we also start a certain number of homes for speculative sales inventory, as we have had a high level of success with these quick move-in opportunities, particularly in communities that appeal to the renter and first-time buyer demographic, and in some instances to accelerate the close-out of a community. At December 31, 2012 1,070 of our 1,472 homes in backlog were under construction.
We do not recognize any revenue from home sales until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2012, of our total homes in inventory, 19.5% were under construction without sales contracts and 17.7% were completed homes without sales contracts. A portion of the unsold homes resulted from homesites that began construction with valid sales contracts that were subsequently cancelled. We believe that during 2013 we will deliver to customers substantially all homes in backlog at December 31, 2012 under existing or, in the case of cancellations, replacement sales contracts.
Our backlog increased 60.9% to 1,472 units with a value of approximately $479.3 million at December 31, 2012 from 915 units with a value of approximately $248.9 million at December 31, 2011. These increases are due to our improving demand, increasing orders per average active community and higher average prices on orders in 2012 as compared to the prior year.

Customer Financing
We attempt to help qualified homebuyers who require financing to obtain loans from mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any provider of their choice, we have entered into three joint venture arrangements with established mortgage brokers that in most of our markets allow one of those ventures to primarily act as a preferred mortgage broker to our buyers to help facilitate the sale and closing process as well as generate additional fee income. In some markets we also use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs to assist homebuyers with financing. Since many customers use long-term mortgage financing to purchase homes, the recent decrease of availability of mortgage loans and tighter underwriting standards have reduced the availability of such loans, although due to the move-up nature of the majority of our homebuyers, we have been less affected by these conditions. Additionally, as some homebuyers with a foreclosure or short sale in 2008 and 2009 begin to once again become eligible for mortgage financing, we have experienced an increase in buyers able to qualify for mortgages that were unable to do so just a few years ago. Our mortgage joint ventures are equipped to assist and facilitate these types of buyers through the financing process, enabling us to capture a portion of this demographic.

Customer Relations, Quality Control and Warranty Programs
We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to our continued success, and that our commitment to buyer satisfaction and quality control has significantly contributed to our reputation as a high-quality builder.
In accordance with our company-wide standards, a Meritage project manager or superintendent and/or a customer relations representative generally monitor compliance with quality control standards for each community. These representatives perform the following tasks:

•	oversee home construction;

•	monitor subcontractor and supplier performance;

•	manage scheduling and construction completion deadlines;

•	conduct formal inspections as specific stages of construction are completed;

•	regularly update buyers on the progress of the construction of their homes and coordinate the closing process; and

•	manage warranty and customer care efforts.
We generally provide a one-to-two-year limited warranty on workmanship and building materials and a ten-year warranty for structural defects on homes we build. We generally require our subcontractors to provide a warranty to us as well as an indemnity and a certificate of insurance before beginning work, and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. With the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for our communities. Warranty reserves generally range from 0.2% to 0.6% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural defect claims for the products we build, the markets in which we build, claim settlement history, and insurance and legal interpretations, among other factors. Historically, these reserves have been sufficient to cover net out-of-pocket costs that we were required to absorb for warranty repairs.
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

•
ENERGY STAR® standards in all of our communities and incremental green features that create a variety of benefits to our customers and differentiate our product from competing new and existing homes inventory;

•	ability to recognize and adapt to changing market conditions, from both a capital and human resource perspective;

•	ability to capitalize on opportunities to acquire land on favorable terms; and

•	reputation for outstanding service and quality products.

Although the recent economic uncertainty has impacted our sales efforts, our new product offerings and strategic locations are successfully competing with both existing homes inventory and surrounding new-home communities as evidenced by our year-over-year gains in orders and backlog, and we expect that once the market fully recovers, the strengths noted above will continue to provide us with long-term competitive advantages.
We have an extensive market research department that assists our divisions in each of our markets to better compete with other homebuilders, and the inventory of foreclosure and re-sale homes in surrounding neighborhoods. Our strategic operations team conducts in-depth community-level reviews in each of our markets, including a detailed analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. This analysis and resulting analytical tools assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for lot purchases and land development. Additionally, our market research department is focused on evaluating and identifying new market opportunities. The anlaysis of entry into a new market includes comprehensive research and surveys of buyer demographics and demands, competitor composition and performance, the surrounding job market and employment statistics, foreclosure activity and desirability of the market in general. Based on the results of our market research, we successfully entered the Raleigh-Durham and Tampa markets in 2011 and announced our entry into the Charlotte market in 2012.

Government Regulation and Environmental Matters
To the extent that we acquire undeveloped land, it is primarily acquired after all or most entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and could lapse.
Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when we receive recorded maps or plats and building permits. Governing agencies may also require concessions or may require the builder to construct certain improvements to public places such as parks and streets. In addition, governing agencies may impose construction moratoriums. Because most of our land is entitled, construction moratoriums generally would not affect us in the near term unless they arise from health, safety or welfare issues, such as insufficient water, electric or sewage facilities. In the long term, we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future.
In addition, there is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes, although our green initiatives meet, and in many instances exceed, current and expected energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and energy related regulations.
We are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. In some markets, we are subject to environmentally sensitive land ordinances that mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. We must also comply with flood plain restrictions, desert wash area restrictions, native plant regulations, endangered species acts and view restrictions. These and similar laws and regulations may result in delays, cause substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, compliance with such laws and regulations has not materially affected our operations, although it may do so in the future.
We usually will condition our obligation to acquire property on, among other things, an environmental review of the land. To date, we have not incurred any material unanticipated liabilities relating to the removal of unknown toxic wastes or other environmental matters. However, there is no assurance that we will not incur material liabilities in the future relating to toxic waste removal or other environmental matters affecting land currently or previously owned.
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
Employees, Subcontractors and Consultants
At December 31, 2012, we had approximately 830 full-time employees, including approximately 307 in management and administration, 300 in sales and marketing, and 223 in construction operations. Our operations are carried out through both local and centralized corporate management. Local operations are made up of our division employees, led by management with significant homebuilding experience and who typically possess a depth of knowledge in their particular markets. Our centralized corporate management sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management and information systems. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.
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
Seasonality
Historically, we experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings in the third and fourth quarters. We expect this seasonal pattern to continue over the long term, although it has been and may continue to be affected by the recent volatility in the homebuilding industry.
Item 1A. Risk Factors
The risk factors discussed below are factors that we believe could significantly impact our business, if they occur. These factors could cause results to differ materially from our historical results or our future expectations.
Risk Factors Related to our Business
If the recent recovery slows or reverses, it would have negative consequences on our operations, financial position and cash flows.
The weakness in the homebuilding industry over the last several years had an adverse effect on us. If the current recovery reverses or stalls, it could require that we write off or write down assets, dispose of assets, reduce operations, restructure our debt and/or raise new equity or debt to pursue our business plan, any of which could have a detrimental effect on our current stakeholders. Additional external factors, such as foreclosure rates, mortgage availability, and unemployment rates could put pressure on our results.
Our long-term success depends on the availability of lots and land that meet our land investment criteria.
The availability of finished and partially developed lots and land that meet our investment and marketing standards depends on a number of factors outside of our control, including land availability in general, competition with other homebuilders and land buyers, credit market conditions, legal and government agency processes and regulations, inflation in land prices, zoning, our ability and the costs to obtain building permits, the amount of impact fees, property tax rates and other regulatory requirements. Should suitable lots or land become less available, the number of homes that we may be able to build and sell could be reduced, and the cost of attractive land could increase, which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our strategic land acquisition strategy, which may impact our ability to increase the number of actively selling communities, to grow our revenues and margins, and to achieve or maintain profitability.
Decreases in mortgage availability and increases in interest rates may make purchasing a home more difficult and may negatively impact the ability to sell new and existing homes.
In general, housing demand is adversely affected by a lack of availability of mortgage financing and increases in interest rates. Most of our buyers finance their home purchases through our mortgage joint ventures or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. Although long-term interest rates currently remain at or near historically low levels, it is impossible to predict future increases or decreases in market interest rates.
Homebuilding activities also depend, in part, upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often must sell their residences before they purchase our homes. Mortgage lenders continue to be subject to increasing restrictive underwriting standards by the regulatory authorities which oversee them as a consequence of the sub-prime mortgage market failures, among other reasons. Additionally, potential home buyers who have previously experienced a foreclosure or a short-sale of their homes may be precluded from obtaining a mortgage for several years. During 2012, enhanced regulatory and legislative actions were implemented with respect to consumer mortgage loans which have hindered the return of a more stable consumer mortgage lending environment. Such actions include increased Fannie Mae and Freddie Mac lender fees that were mandated by Congress in an effort to offset a temporary reduction in payroll taxes. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), was signed into law in 2010, which established several new standards and requirements relating to the origination, securitization and servicing of residential consumer mortgage loans. In addition, United States and international banking regulators have proposed or enacted higher capital standards and requirements for financial institutions. These regulations, standards and requirements, as and when implemented, could further restrict the availability of loans and/or increase the costs to borrowers to obtain such loans. Continued legislative actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
We conduct our construction operations only as a general contractor. Virtually all architectural, construction and development work is performed by unaffiliated third-party consultants and subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these consultants and subcontractors for the design and construction of our homes and to provide related materials. As the homebuilding market returns to full capacity, we have experienced and may continue to experience skilled labor shortages. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot be assured that there will be a sufficient supply or satisfactory performance by these unaffiliated third-party consultants and subcontractors, which could have a material adverse affect on our business.
Expirations, amendments or changes to tax laws, incentives or credits currently available to our homebuyers may negatively impact our business.
Significant changes to existing tax laws that currently benefit our homebuyers may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to our buyers. Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions would affect most homeowners' net cost of owning a home. If the federal government or a state government further changes income tax laws by eliminating, limiting or substantially reducing these or other associated income tax benefits, the after-tax cost of owning a home could increase substantially, which could adversely impact demand for and/or selling prices of our homes, and the effect on our consolidated financial statements could be material. Also, federal or state governments have in the past provided for substantial benefits in the form of tax credits for buyers of new or used homes. For example, from 2008 to April 2011, many homebuyers took advantage of the federal homebuyer tax credit. We believe this tax credit, which provided tax credit benefits of up to $8,000 for certain home purchases by qualified buyers, resulted in a greater increase in home sales during 2008 to early 2011 period than would have otherwise occured in the absence of the credit. Currently, under the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households which may have an indirect impact on our operations.
If home prices decline, potential buyers may not be able to sell their existing homes, which may negatively impact our sales.
As a homebuilder, we are subject to market forces beyond our control. In general, housing demand is impacted by the affordability of housing. Many homebuyers need to sell their existing homes in order to purchase a new home from us, and a weakness in the home resale market could adversely affect that ability. Declines in home prices would have an adverse effect on our homebuilding business margins and cash flows.
High cancellation rates may negatively impact our business.
Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but have not yet delivered those homes. While we may accept sales contracts on a contingent basis in limited circumstances, they are not included in our backlog until the contingency is removed. Although these sales contracts typically require a cash deposit and do not allow for the sale to be contingent on the sale of the customer’s existing home, a customer may in certain circumstances cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or contract provisions. If home prices decline, the national or local homebuilding environment weakens or interest rates increase, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations have previously had, and could in the future have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.

Our future operations may be adversely impacted by high inflation.
We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land construction, labor and materials costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation could increase our cost of financing, materials and labor and could cause our financial results or profitability to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices. Although inflation has not historically had a material adverse effect on our business, sustained increases in material costs have recently had and would continue to have a material adverse effect on our business if we are unable to correspondingly increase home sale prices.
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
The value of our real estate inventory may decline, leading to impairments and reduced profitability.
As a result of the recent economic decline, we had to impair many of our real-estate assets to fair-value, incurring large charges which negatively impacted our financial results. Another decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which would decrease both the book value of our assets and stockholders’ equity.
Reduced levels of sales may cause us to re-evaluate the viability of existing option contracts, resulting in a potential termination of these contracts which may lead to further impairment charges.
Historically, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option or proceed with the purchase(s). During the recent downturn, we forfeited significant amounts of deposits and wrote off significant amounts of related pre-acquisition costs related to projects we no longer deemed feasible, as they were not generating acceptable returns. Although our remaining pool of optioned projects has significantly decreased due to abandonments and the unwillingness of sellers to provide option terms, another downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects, which may result in writedowns that would reduce our assets and stockholders’ equity.
Our business may be negatively impacted by natural disasters.
Our homebuilding operations include operations in Texas, California, North Carolina and Florida. These markets occasionally experience extreme weather conditions such as tornadoes and/or hurricanes. California has experienced a significant number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years. We do not insure against some of these risks. These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials due to such disasters. Any of these events could cause a decrease in our revenue, cash flows and earnings.
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
In connection with the purchase of a home, our policy is to generally collect a deposit from our customers, although typically, this deposit reflects a small percentage of the total purchase price, and due to local regulations, the deposit may, in certain circumstances, be fully or partially refundable prior to closing. If the prices for our homes in a given community decline, our neighboring competitors increase their sales incentives, interest rates increase, the availability of mortgage financing tightens or there is a downturn in local, regional or national economies, homebuyers may elect to cancel their home purchase contracts with us. During the recent downturn, we experienced above-normal cancellation rates, although in 2011 and 2012 cancellation rates returned to at or below historical levels. Uncertainty in the homebuilding market could adversely impact our cancellation rates, which would have a negative effect on our results of operations.
We are subject to construction defect and home warranty claims arising in the ordinary course of business, which may lead to additional reserves or expenses.
Construction defect and home warranty claims are common in the homebuilding industry and can be costly. Therefore, in order to account for future potential obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty to us and insurance coverage and indemnify us for liabilities arising from their work; however, we cannot be assured that our warranty reserves and those subcontractors warranty insurance and indemnities will be adequate to cover all construction defect and warranty claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits.
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
Over five of the last six years, we generated net operating losses (“NOLs”) for tax purposes which could not be carried back to prior tax years, and we may generate additional NOLs in the future. Under federal tax laws, we can use our NOLs (and certain related tax credits) to offset ordinary income tax on our future taxable income for up to 20 years, after which they expire for such purposes. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2012. Until they expire, we can carry forward our NOLs (and certain related tax credits) that we do not use in any particular year to offset income tax in future years. The benefits of our NOLs would be reduced or eliminated if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 “ownership change” occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of NOLs we can use to offset income tax.
While the complexity of the provisions of Section 382 and the limited knowledge any public company has about the ownership of its publicly-traded stock make it difficult to determine whether an “ownership change” has occurred, we currently believe that an “ownership change” has not occurred. However, if an “ownership change” were to occur, the annual limit Section 382 may impose could result in some of our NOLs expiring unused. This may limit the future value of any federal NOL carryforward or deferred tax asset. In 2009, in an effort to mitigate the risk associated with ownership changes under Section 382, we amended our articles of incorporation to enable us to nullify transactions creating additional 5% holders. Such restrictions, however, may be waived by us, and there is uncertainty about whether such restrictions would be enforceable or effective under all circumstances.
Our ability to acquire and develop raw or partially finished lots may be negatively impacted if we are unable to secure additional performance bonds.
In connection with land development work we are required to complete on our raw or partially finished land, we oftentimes provide performance bonds or other assurances for the benefit of the respective municipalities or governmental authorities. These performance bonds provide assurance to the beneficiaries that the development will be completed, or that in case we do not perform, that funds from the bonds are available for the municipality or governmental agency to finish such work. In the future, additional performance bonds may be difficult to obtain, or may become difficult to obtain on terms that are acceptable to us. Additionally, in recent years various surety providers have significantly reduced bonding capacities made available to the homebuilding industry. If we are unable to secure such required bonds, progress on affected projects may be delayed or halted or we may be required to expend additional cash to secure other forms of sureties which may adversely affect our financial position and ability to grow our operations.
Our joint ventures with independent third parties may be illiquid, and we may be adversely impacted by our joint venture partners’ failure to fulfill their obligations.
Historically, we have participated in land acquisition and development joint ventures with independent third parties, in which we have less than a controlling interest. Our participation in these types of joint ventures has significantly decreased over the last few years due to adverse market conditions and the reduced need for lots, and we have reduced our involvement in such ventures to just two active land joint ventures as of December 31, 2012. In the past, these joint ventures were structured to provide us with a means of accessing larger parcels and lot positions and to help us expand our marketing opportunities and manage our risk profile. However, these joint ventures often acquire parcels of raw land without entitlements and as such are subject to a number of development risks that exceed our typical land acquisition criterion. These risks include the risk that anticipated projects could be delayed or terminated because applicable governmental approvals cannot be obtained, timely obtained or obtained at reasonable costs. In addition, the risk of construction and development cost overruns can be greater for a joint venture where it acquires unentitled raw land compared to our typical acquisition of entitled lots. These increased development and entitlement risks could have a material adverse effect on our financial position or results of operations if one or more joint venture projects is delayed, cancelled or terminated or we are required, whether contractually or for business reasons, to invest additional funds in the joint venture to facilitate the success of a particular project.
Our joint venture investments are generally very illiquid both because we often lack a controlling interest in the ventures and because most of our joint ventures are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the joint venture’s assets or for a member to receive a return of their invested capital. Our lack of a controlling interest also results in the risk that the joint venture will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale or financing of the underlying property. Occasionally, we provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our joint venture projects. We had no such letters of credit or bonds as of December 31, 2012. In limited cases, we may also offer pro-rata limited repayment guarantees on our portion of the joint venture debt or other debt repayment guarantees. Our limited repayment guarantees were $0.2 million as of December 31, 2012.
At times, we and our joint venture partners may agree to complete land development improvements if the joint venture does not perform the required development, which could require significant expenditures. In addition, we and our joint venture partners sometimes agree to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. In the event the letters of credit or bonds are drawn upon, we, and in the case of a joint venture, our joint venture partners, would be obligated to reimburse the surety or other issuer of the letter of credit or bond if the obligations the bond or guarantee secures are not performed by us (or the joint venture). If one or more bonds, letters of credit or other guarantees were drawn upon or otherwise invoked, we could have additional financial obligations.
As of December 31, 2012, we were involved in legal proceedings over certain guarantees relating to a large joint venture in which we hold less than a 4% interest. We have reserved the amount of potential liability we believe is probable and estimable related to this litigation, although we continue to vigorously defend our position regarding these guaranties and pursue the joint venture partners who created the circumstances that allegedly triggered the applicable guarantee. We cannot guarantee that additional events will not occur or that such obligations will not be invoked, although at December 31, 2012 we have a very limited number of such guarantees related to our existing joint ventures.
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
We are required to comply with applicable laws and regulations that govern all aspects of our business including land acquisition, development, home construction, mortgage origination, sales and warranty. It is possible that individuals acting on our behalf could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers may be damaged. Further, other acts of bad judgement may also result in negative publicity and/or financial consequences.

Our lack of geographic diversification could adversely affect us if the homebuilding industry in our market declines.
We have operations in Texas, Arizona, California, Nevada, Colorado, Florida, and the Carolinas. Although we have recently expanded our operations to new markets, our geographic diversification is still limited and could adversely impact us if the homebuilding business in our current markets should decline, since we do not currently have a balancing opportunity in other geographic regions.
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
We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

•	timing of home deliveries and land sales;

•	the changing composition and mix of our asset portfolio;

•	delays in construction schedules due to adverse weather, acts of God, reduced subcontractor availability and governmental restrictions;

•	timing of write-offs and impairments;

•	conditions of the real estate market in areas where we operate and of the general economy;

•	the cyclical nature of the homebuilding industry;

•	changes in prevailing interest rates and the availability of mortgage financing;

•	our ability to acquire additional land or options for additional land on acceptable terms; and

•	costs and availability of materials and labor.
Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2012, we had approximately $722.8 million of indebtedness and $295.5 million of cash, restricted cash, and investments and securities. If we require working capital greater than that provided by operations, our current liquidity position, and our capacity under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

The indenture for our senior subordinated notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries, among other things, to:

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
Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2012, our credit ratings were B+, B1, and B+ by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability in the future to obtain additional financing, or to obtain such financing at terms that are favorable to us and therefore, may adversely impact our future operations.
We may not be successful in future expansion and integrating future acquisitions.
We may consider growth or expansion of our operations in our current markets or in other areas of the country. We may not be successful in future expansion and integrating future acquisitions including our new expansion operations in Tampa and Charlotte. Our expansion into new or existing markets could have a material adverse effect on our cash flows and/or profitability. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties in the assimilation and integration of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.
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
We believe we currently have a competitive advantage over other production homebuilders with the rollout of our Meritage Green technology. Our green communities offer a high level of energy-saving features included in the base price of our homes, and most of our communities are engineered to add on optional solar features to further optimize energy savings. If other builders are able to replicate our green technologies and offer them at a similar price point, it could diminish our competitive advantage in the marketplace.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our intentions and the expected benefits and advantages of our Meritage Forward and Meritage Green strategies and initiatives as well as our land positioning strategies; our perceptions that the homebuilding market has stabilized and we are in an upward business cycle; our expectations for improved results in 2013; our delivery of substantially all of our backlog existing as of year-end; management estimates regarding future impairments and joint venture exposure; our positions and our expected outcome relating specifically to the litigation we are involved with concerning the South Edge/Inspirada joint venture; our intentions to not pay dividends; the sustainability of our tax positions; whether certain guarantees relating to our joint ventures will be triggered and our belief that reimbursements due from lenders to our joint ventures will be repaid; expectations regarding our industry and our business into 2013 and beyond, and that we expect our cash expenditures may exceed our cash generated by operations as we expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise); that we may expand into new markets; the timing of the completion of our wind-

down of our Las Vegas operations; the availability of suppliers; that we do not expect to utilize our share repurchase program in the foreseeable future; that we expect improvements in the Texas markets to be more tempered than our other markets; growth prospects for Charlotte in general; that we may seek additional debt or equity capital; our intention to hold investments and securities until maturity; our expectations that we will benefit from recently enacted tax credit legislation relating to the construction of energy efficient homes in 2012 and beyond; the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings (including tax audits) we are involved in; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs, gross margins and profitability and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; trends and expectations relating to our community count and lot inventory; the impact of seasonality; and our future compliance with debt covenants and actions we may take with respect thereto.
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
We lease an aggregate of approximately 280,000 square feet of office space (of which approximately 65,000 square feet is currently subleased by us to third parties) in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are not any pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Joint Venture Litigation

Since 2008, we have been involved in litigation initiated by the lender group for a large Nevada-based land acquisition and unconsolidated development joint venture in which the lenders were seeking damages in two separate actions on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP Consolidated)). Our interest in this joint venture is comparatively small, totaling 3.53%, but we have vigorously defended and otherwise sought resolution of these actions. We are the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and we contend, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. Pursuant to the lenders' request and stipulation of the parties, on January 23, 2012, the Court dismissed all of the lenders' claims against Meritage in this consolidated lawsuit without prejudice.

On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders' filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding most of the same issues addressed in the Ohio litigation (Case No. 2: 11-CV-01364-PMP). The Ohio and Nevada actions have been consolidated into a single action. On October 26, 2011, the Bankruptcy Court approved a plan pursuant to which (i) the lenders have received all payment they are entitled to, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders' repayment guarantee claim against Meritage.

On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling. In addition, we believe that the four above-named builders caused the default that the lenders claim triggered the repayment guarantee claim and are therefore liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the arbitration repayment guarantee.

In March 2012, Inspirada Builders, LLC, as Estate Representative of bankrupt South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There are two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, ironically for not paying the amount Meritage fully tendered but South Edge (at the direction of or as a result of acts of or the failure to perform by the co-venture members KB Home, Toll Brothers, Pardee Homes and Beazer) rejected in 2008. The second demand is for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC, which is the new owner of the project and which is owned by the four above-named builders. The $13.5 million claim identified above represents the same alleged obligation and amount that is the subject of the already pending $13.2 million repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. These claims are currently pending, and the arbitration hearing will likely be concluded sometime in mid-2013. We do not believe there is any additional exposure to us related to this new claim beyond that already disclosed and discussed in this Legal Proceedings section.

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

	2012		2011
Quarter Ended	High	Low	High	Low
March 31	$29.32	$23.19	$27.42	$22.21
June 30	$34.20	$24.31	$26.65	$20.90
September 30	$42.59	$32.96	$23.91	$14.50
December 31	$42.28	$32.33	$23.50	$13.68
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

	2007	2008	2009	2010	2011	2012
Meritage Homes Corp	100.00	83.53	132.67	152.37	159.16	256.35
S&P 500 Index	100.00	62.27	76.03	85.58	85.83	97.42
Dow Jones US Home Construction Index	100.00	68.05	78.94	79.29	76.22	138.45
The above graph compares the five-year total return of our common stock with the S&P 500 Index and the Dow Jones US Home Construction Index. The graph assumes 100 invested as of December 31, 2007 in Meritage Common Stock the S&P 500 Index and the Dow Jones US Home Construction Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.
On February 15, 2013 there were approximately 255 owners of record and approximately 11,500 beneficial owners of common stock.

The transfer agent for our common stock is Computershare Investor Services, LLC, 480 Washington Blvd., Jersey City, NJ 07310 (www.cpushareownerservices.com).

Historically, we have not declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors. Our senior subordinated note indenture contains restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 5 in the accompanying consolidated financial statements.
Reference is made to Note 8 in the accompanying consolidated financial statements for a description of our stock-based compensation plans.

Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the twelve months ended December 31, 2012. During 2012, we canceled and retired all of our treasury shares. These shares remain as unauthorized and unissued shares.
On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. In August 2006, the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of December 31, 2012, we had approximately $130.2 million of the authorized amount available to repurchase shares under this program. We have no plans to purchase additional shares under this program in the foreseeable future.
Executive Officers of the Registrant
The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2013). Other than the terms and provisions of various Employment and Change of Control Agreements between the Company and the listed officers, there are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position
Steven J. Hilton	51	Chairman of the Board and Chief Executive Officer
Larry W. Seay	57	Chief Financial Officer, Executive Vice President
C. Timothy White	52	General Counsel, Executive Vice President and Secretary
Steven M. Davis	54	Chief Operating Officer, Executive Vice President
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

Item 6. Selected Financial Data
The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2012. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2012	2011	2010	2009	2008
Statement of Operations Data:
Total closing revenue	$1,193,674	$861,244	$941,656	$970,313	$1,523,068
Total cost of closings	(973,466)	(704,812)	(767,509)	(840,046)	(1,322,544)
Impairments	(2,009)	(15,324)	(6,451)	(126,216)	(237,439)
Gross profit/(loss)	218,199	141,108	167,696	4,051	(36,915)
Commissions and other sales costs	(94,833)	(74,912)	(76,798)	(78,683)	(136,860)
General and administrative expenses	(68,185)	(64,184)	(59,784)	(59,461)	(64,793)
Goodwill and intangible asset impairments	—	—	—	—	(1,133)
Earnings/(loss) from unconsolidated entities, net (1)	10,233	5,849	5,243	4,013	(17,038)
Interest expense	(24,244)	(30,399)	(33,722)	(36,531)	(23,653)
(Loss)/gain on extinguishment of debt	(5,772)	—	(3,454)	9,390	—
Other (loss)/income, net	(6,544)	2,162	3,303	2,422	4,426
Earnings/(loss) before income taxes	28,854	(20,376)	2,484	(154,799)	(275,966)
Benefit from/(provision for) income taxes	76,309	(730)	4,666	88,343	(15,969)
Net income/(loss)	$105,163	$(21,106)	$7,150	$(66,456)	$(291,935)
Earnings/(loss) per common share:
Basic	$3.09	$(0.65)	$0.22	$(2.12)	$(9.95)
Diluted (2)	$3.00	$(0.65)	$0.22	$(2.12)	$(9.95)
Balance Sheet Data (December 31):
Cash, cash equivalents, investments and securities and restricted cash	$295,469	$333,187	$412,642	$391,378	$205,923
Real estate	$1,113,187	$815,425	$738,928	$675,037	$859,305
Total assets	$1,575,562	$1,221,378	$1,224,938	$1,242,667	$1,326,249
Senior, senior subordinated and convertible notes, loans payable and other borrowings	$722,797	$606,409	$605,780	$605,009	$628,968
Total liabilities	$881,352	$732,466	$724,943	$757,242	$799,043
Stockholders’ equity	$694,210	$488,912	$499,995	$485,425	$527,206
Cash Flow Data:
Cash (used in)/provided by:
Operating activities	$(220,487)	$(74,136)	$32,551	$184,074	$199,829
Investing activities	$23,844	$141,182	$(174,515)	$(145,419)	$(23,263)
Financing activities	$193,488	$2,613	$(3,414)	$4,753	$1,680

(1)
Earnings/(loss) from unconsolidated entities in 2012, 2011, 2010, 2009 and 2008 includes $0, $0, $0.3 million, $2.8 million, and $26.0 million, respectively, of joint venture investment impairments. See Note 2 of our consolidated financial statements for additional information.

(2)
Diluted earnings per common share for the year ended December 31, 2012 includes adjustments to net income to account for the interest attributable to our convertible debt, net of income taxes. See Note 7 of our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
Industry Conditions

During 2012, the overall housing market's results indicate the industry is stabilizing, largely driven by continued excellent housing affordability based on historical metrics, decreasing inventory home levels in many markets, and increasing consumer confidence levels related to the homebuilding industry and the overall economy. Increased interest and traffic in our communities have resulted in positive order trends in all of our active divisions. While individual markets continue to experience varying results as local economic and employment situations strongly influence demand, most of our markets are benefiting from the homebuilding recovery, particularly those markets most affected by the downturn, including California, Arizona and Florida.

We continue to focus on successfully differentiating ourselves from our competition by offering exciting and desirable new plans that successfully demonstrate the benefits of our industry-leading energy efficient homes situated in well-located communities. We also offer our buyers the ability to personalize their homes and provide a home warranty, successfully setting us apart from the competition we face with resale homes. Overall, our positive results throughout 2012 have strengthened our financial position, with solid improvements in all of our key operating metrics, including increases in orders per community, closings, averages sales prices, orders, backlog, gross margin and net earnings.
Summary Company Results
Total home closing revenue was $1.2 billion for the year ended December 31, 2012, increasing 37.6% from $860.9 million for 2011 and 25.9% from $940.4 million in 2010. We earned net income of $105.2 million compared to a net loss of $21.1 million in 2011 and income of $7.2 million in 2010. Our 2012 results include only $2.0 million of real estate-related impairments, a $5.8 million of loss from early extinguishment of debt, $8.7 million charge for litigation accruals related to a joint venture, and reflect a $76.3 million benefit from income taxes due to the reversal of most of our deferred tax asset valuation allowance. In 2011, results included $15.3 million of real estate-related impairments, $9.2 million of which is related to our Las Vegas operations. As we have previously discussed, we are in the process of winding down our Nevada operations. We believe the 2011 Nevada impairments are indicative of that market only and not our overall operations. See Note 2 in the accompanying consolidated financial statements for additional discussion regarding our remaining Nevada assets. In 2010, we incurred $6.5 million of real estate-related impairments, $3.5 million loss from early extinguishment of debt, and had a $4.7 million tax benefit.
At December 31, 2012, our backlog of $479.3 million was up 92.6% from $248.9 million at December 31, 2011. Our December 31, 2010 backlog was $201.8 million. Increased home orders per community in 2012 are largely responsible for the increase in ending 2012 backlog over 2011. Our average sales price for homes in backlog increased to $325,600, up 19.7% from $272,000 at December 31, 2011, and up 25.5% from $259,400 at December 31, 2010 primarily due to mix of homes shifting to higher-priced markets and states, more sought-after closer-in locations, and our pricing power in many communities. Our cancellation rate on sales orders as a percentage of gross sales decreased in 2012 to 13.2% down from 17.0% and 20.9%, respectively, for the years ended December 31, 2011 and 2010, reflecting a high quality backlog and greater confidence among buyers, supported by increasing prices and expectations of further home value appreciation. We believe these positive trends will result in improved operating results in 2013.
Company Actions and Positioning

As the homebuilding market stabilizes and recovers, we remain focused on our main goals of growing our orders and revenue, generating profit and maintaining a strong balance sheet. To help meet these goals we continued to execute on the following initiatives in 2012:

•
Strengthening our balance sheet - completed a new senior note issuance and debt tender, extending our earliest debt maturities until 2017 and completed a convertible debt transaction at an attractive 1.875% interest rate;

•	Generating additional working capital and improving liquidity - completed an equity offering and established a revolving credit facility;

•	Continue to actively acquire and develop lots in markets we deem key to our success in order to maintain and grow our lot supply and active community count; grew controlled lots by 24.5%;

•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers' demands in each community, tailoring our pricing, product and amenities offered;

•
Continuing to innovate and promote the Meritage Green energy efficiency program, where every new home we construct, at a minimum, meets ENERGY STAR® standards, including the recent construction of the only triple-certified homes in the country, certified by the U.S. Environmental Protection Agency, for indoor air quality, water conservation and overall energy efficiency;

•	Adapting sales and marketing efforts to generate additional traffic and compete with resale homes;

•	Focusing our purchasing efforts to manage cost increases as homebuilding recovers and demand rises;

•	Growing our inventory balance while ensuring sufficient liquidity through exercising tight control over cash flows;

•	Striving for excellence in construction; and monitoring our customers' satisfaction as measured by survey scores and working toward improving them based on the results of the surveys.

We previously consolidated overhead functions in all of our divisions and at our corporate offices to hold down general and administrative cost burden and we continue to carefully manage such expenditures.

Additionally, we are continually evaluating opportunities for expansion into new markets that indicate positive long-term growth trends. We are looking to redeploy our capital into projects both within our geographic footprint and through entry into new markets. In connection with these efforts, in 2011 we announced our entry into the Raleigh-Durham, North Carolina and Tampa, Florida markets and our intention to wind down operations in the hard-hit Las Vegas, Nevada market. We also announced in 2012 our entry into the Charlotte, North Carolina market where operations commenced in the last quarter of the year.

We believe that the investments in our new communities, markets and product offerings create a differentiated strategy that has lessened the impact of the economic conditions over the past several years and has improved our operating leverage. Throughout 2012, we opened 71 new communities while closing out 70 communities, ending the year with 158 active communities. The relatively flat actively-selling community count is to a large extent the result of our improved sales pace in 2012, which has resulted in closing out communities at a faster pace than we anticipated. In addition, we are acquiring more undeveloped land that has a longer lead time for development activities before new communities are able to open for sales.

In the second and third quarters of 2012, we also took steps to strengthen our balance sheet and extend debt maturities through three capital transactions. In April 2012, we concurrently issued $300.0 million of 7.00% senior notes due 2022 and redeemed all of our $285.0 million senior notes due 2015 and approximately $26.1 million of our $125.9 million of senior subordinated notes due 2017, extending our earliest debt maturities to 2017. During the third quarter of 2012, we completed an equity offering of 2,645,000 shares, generating approximately $87.1 million in net proceeds. We also issued $126.5 million in convertible senior notes due 2032 in the third quarter, generating approximately $122.3 million of net proceeds. In addition, we established an unsecured revolving credit facility with a capacity of $125.0 million during the third quarter to provide additional liquidity. (See Note 5 to the accompanying consolidated financial statements for further discussion regarding our debt transactions).

We believe such initiatives help support our goals and, coupled with the improving economy and homebuilding market, allow us to be well positioned to take advantage of a full recovery as it occurs.

Critical Accounting Policies
We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the consolidated financial statements included in this Form 10-K. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts, industry practices, and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of our operations.

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
Typically, an entitled community’s life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the absorption rates and whether the land purchased was raw land or finished lots. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter. Additionally, the recent slow-down in the housing market negatively impacted our sales pace, which extended the lives of certain of our communities.
All of our land inventory and related real estate assets are reviewed for recoverability at least quarterly, or more frequently if impairment indicators are present, as our inventory is considered “long-lived” in accordance with GAAP. If an asset is deemed not recoverable, we record an impairment charge to the extent the fair value of such asset is less than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis and actual results may also differ from our assumptions. Our analysis is completed at a community level with each community or land parcel evaluated individually. We pay particular attention to communities experiencing a larger-than-anticipated reduction in their absorption rates or averages sales prices or where gross margins are trending lower than anticipated. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the assets’ carrying balance exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.
Existing and continuing communities. When projections for the remaining income expected to be earned from an existing community are no longer positive, the underlying real estate assets are not deemed fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold and the impairments are charged to cost of home closings in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on our perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:

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

Mothball communities. In certain cases, we may elect to stop development (mothball) of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. When a community is initially placed into mothball status, it is management's belief that the community is affected by local market conditions that are expected to improve within the next 1-5 years. Therefore, a temporary postponement of construction and development work is expected to yield better overall future returns. The decision may be based on financial and/or operational metrics. If we decide to mothball a community, we will impair it to its fair value as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. No costs are capitalized to communities that are designated as mothballed.

In addition to our quarterly impairment analysis, which is conducted to determine if any current impairments exist, we also conduct a thorough quarterly review of our underperforming and mothballed communities to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation. Based on the facts and circumstances available as of December 31, 2012, we do not believe that any of our underperforming or mothballed communities will incur material impairments in the future. Changes in market and/or economic conditions could materially impact the conclusions of this analysis, and there can be no assurances that future impairments will not occur.

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

Due to the complexity and subjectivity of these fair value computations, as well as the significance of associated impairments to our financial statements in recent years, we have concluded that the valuation of our real-estate and associated assets is a critical accounting policy.
During 2012, we recorded $1.7 million of such impairment charges related to our home and land inventories. Additionally, we wrote off approximately $0.3 million of deposits and pre-acquisition costs relating to projects that were no longer economically feasible. Refer to Note 2 of these consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding these impairments and the associated remaining fair values of impaired communities.
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
Warranty Reserves
We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, warranty reserves are recorded to cover our exposure to absorb the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims subsequent to the delivery of a home to the homeowner. Reserves are reviewed on a regular basis and, with the assistance of an actuary for the structural warranty, we determine their sufficiency based on our and industry-wide historical data and trends. These reserves are subject to variability due to uncertainties regarding structural defect claims for the products we build, the markets in which we build, claim settlement history, insurance and legal interpretations and expected recoveries, among other factors.
At December 31, 2012, our warranty reserve was $22.1 million, reflecting an accrual of 0.2% to 0.6% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $0.8 million in 2012. We recorded a $2.6 million favorable adjustment to our reserve in 2011 based on historical trends of actual claims paid and our success in recovery of expended amounts. We recorded no such adjustments in 2012. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
Off-Balance Sheet Arrangements
Historically, we have invested in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unaffiliated homebuilders, land sellers and financial or other strategic partners. We currently are a member of only two such active land joint ventures. All joint venture entities through which we acquire and develop land are accounted for by either the cost or the equity method of accounting where the criteria for consolidation have not been met as set forth in ASC 810-10, Consolidation (“ASC 810-10”). We record our investments in these entities in our consolidated balance sheets as “Investments in unconsolidated entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “Earnings from unconsolidated entities, net.”
In order to determine if we should consolidate equity-basis joint ventures, we determine if the ventures are variable interest entities ("VIEs") and if we are the primary beneficiary of the unconsolidated entity. Factors considered in our determination include our ability to control the activities of the entity that most significantly impact its economic performance, and in cases where we do control such activities, if we also are expected to absorb the majority of the expected losses or expected gains of the entity. For those entities where we are deemed the primary beneficiary, we would be required to consolidate the investment in our financial statements in accordance with ASC 810-10.
We enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We also analyze these agreements under ASC 810-10 to determine whether we are the primary beneficiary of the VIE, if applicable, using a similar analysis, as noted above. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. See Note 3 in the accompanying financial statements for additional information related to our off-balance-sheet arrangements. In cases where we are the primary beneficiary, even though we do not have title to such land, we would be required to consolidate these purchase/option agreements and reflect such assets and liabilities as “Real estate not owned” in our consolidated balance sheets. The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.

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

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from NOLs by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full non-cash valuation allowance against our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at the time. We no longer maintain a full non-cash valuation allowance against our net deferred tax assets in most jurisdictions at December 31, 2012 as we have determined that the weight of the positive evidence exceeds that of the negative evidence and it is more likely than not that we will be able to utilize all of our deferred tax assets and NOL carryovers in most of our tax jurisdictions, including federal, Florida, and most other states.
At December 31, 2012 and 2011, we had a valuation allowance of $8.7 million (all state related) and $94.1 million ($70.2 million federal and $23.9 million state), respectively, against deferred tax assets which include the tax benefit from NOL carryovers. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal net operating loss carryforwards may be used to offset future taxable income for 20 years and expire in 2030. State net operating loss carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2012. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our state NOL carryovers that are subject to the remaining valuation allowance.
Share-Based Payments
We have stock options and restricted common stock units (“nonvested shares”) outstanding under our stock compensation plan. Per the terms of the plan, the exercise price of our stock options may not be less than the closing market value of our common stock on the date of grant, nor may options granted under the plans be exercised within one year from the date of the grant. After one year, exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant. Each stock option expires on a date determined at the time of the grant, but not to exceed seven years from the date of the grant. Our last stock option grant was in 2009. Our restricted stock generally vests on a pro-rata basis over either three or five years.
The calculation of employee compensation expense involves estimates that require management judgments. These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model. The fair value of our stock options, which typically vest ratably over a five-year period, is determined at the time of grant and is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on a composite of historical volatility of our stock and implied volatility from our traded options. The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding. A 10% decrease in our forfeiture rate would have increased our stock compensation by approximately $0.2 million in 2012.

The composition of our closings, home orders and backlog is constantly changing and is based on a dissimilar mix of communities between periods as new projects open and existing projects wind down. Further, individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality of lots (e.g.
cul-de-sac, view lots, greenbelt lots). These variations result in a lack of meaningful comparability between our home orders, closings and backlog due to the changing mix between periods. The following tables present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

	Years Ended December 31,		Year Over Year
	2012	2011	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,184,360	$860,884	$323,476	37.6%
Homes closed	4,238	3,268	970	29.7%
Average sales price	$279.5	$263.4	$16.1	6.1%
West Region
Arizona
Dollars	$221,100	$150,258	$70,842	47.1%
Homes closed	825	594	231	38.9%
Average sales price	$268.0	$253.0	$15.0	5.9%
California
Dollars	$264,388	$120,319	$144,069	119.7%
Homes closed	732	355	377	106.2%
Average sales price	$361.2	$338.9	$22.3	6.6%
Colorado
Dollars	$96,807	$83,095	$13,712	16.5%
Homes closed	292	258	34	13.2%
Average sales price	$331.5	$322.1	$9.4	2.9%
Nevada
Dollars	$11,444	$12,593	$(1,149)	(9.1)%
Homes closed	61	59	2	3.4%
Average sales price	$187.6	$213.4	$(25.8)	(12.1)%
West Region Totals
Dollars	$593,739	$366,265	$227,474	62.1%
Homes closed	1,910	1,266	644	50.9%
Average sales price	$310.9	$289.3	$21.6	7.5%
Central Region - Texas
Central Region Totals
Dollars	$390,642	$395,278	$(4,636)	(1.2)%
Homes closed	1,655	1,660	(5)	(0.3)%
Average sales price	$236.0	$238.1	$(2.1)	(0.9)%
East Region
Carolinas
Dollars	$41,888	N/A	$41,888	N/M
Homes closed	117	N/A	117	N/M
Average sales price	$358.0	N/A	$358.0	N/M
Florida
Dollars	$158,091	$99,341	$58,750	59.1%
Homes closed	556	342	214	62.6%
Average sales price	$284.3	$290.5	$(6.2)	(2.1)%
East Region Totals
Dollars	$199,979	$99,341	$100,638	101.3%
Homes closed	673	342	331	96.8%
Average sales price	$297.1	$290.5	$6.6	2.3%

	Years Ended December 31,		Year Over Year
	2011	2010	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$860,884	$940,406	$(79,522)	(8.5)%
Homes closed	3,268	3,700	(432)	(11.7)%
Average sales price	$263.4	$254.2	$9.2	3.6%
West Region
Arizona
Dollars	$150,258	$156,117	$(5,859)	(3.8)%
Homes closed	594	700	(106)	(15.1)%
Average sales price	$253.0	$223.0	$30.0	13.5%
California
Dollars	$120,319	$147,194	$(26,875)	(18.3)%
Homes closed	355	417	(62)	(14.9)%
Average sales price	$338.9	$353.0	$(14.1)	(4.0)%
Colorado
Dollars	$83,095	$48,820	$34,275	70.2%
Homes closed	258	162	96	59.3%
Average sales price	$322.1	$301.4	$20.7	6.9%
Nevada
Dollars	$12,593	$16,006	$(3,413)	(21.3)%
Homes closed	59	81	(22)	(27.2)%
Average sales price	$213.4	$197.6	$15.8	8.0%
West Region Totals
Dollars	$366,265	$368,137	$(1,872)	(0.5)%
Homes closed	1,266	1,360	(94)	(6.9)%
Average sales price	$289.3	$270.7	$18.6	6.9%
Central Region - Texas
Central Region Totals
Dollars	$395,278	$487,797	$(92,519)	(19.0)%
Homes closed	1,660	2,028	(368)	(18.1)%
Average sales price	$238.1	$240.5	$(2.4)	(1.0)%
East Region
Carolinas
Dollars	N/A	N/A	N/A	N/A
Homes closed	N/A	N/A	N/A	N/A
Average sales price	N/A	N/A	N/A	N/A
Florida
Dollars	$99,341	$84,472	$14,869	17.6%
Homes closed	342	312	30	9.6%
Average sales price	$290.5	$270.7	$19.8	7.3%
East Region Totals
Dollars	$99,341	$84,472	$14,869	17.6%
Homes closed	342	312	30	9.6%
Average sales price	$290.5	$270.7	$19.8	7.3%

	Years Ended December 31,		Year Over Year
	2012	2011	Chg $	Chg %
Home Orders (1)
Total
Dollars	$1,414,772	$907,922	$506,850	55.8%
Homes ordered	4,795	3,405	1,390	40.8%
Average sales price	$295.1	$266.6	$28.5	10.7%
West Region
Arizona
Dollars	$256,684	$163,510	$93,174	57.0%
Homes ordered	916	627	289	46.1%
Average sales price	$280.2	$260.8	$19.4	7.4%
California
Dollars	$361,328	$132,672	$228,656	172.3%
Homes ordered	965	392	573	146.2%
Average sales price	$374.4	$338.4	$36.0	10.6%
Colorado
Dollars	$123,403	$89,624	$33,779	37.7%
Homes ordered	364	276	88	31.9%
Average sales price	$339.0	$324.7	$14.3	4.4%
Nevada
Dollars	$13,473	$11,300	$2,173	19.2%
Homes ordered	70	52	18	34.6%
Average sales price	$192.5	$217.3	$(24.8)	(11.4)%
West Region Totals
Dollars	$754,888	$397,106	$357,782	90.1%
Homes ordered	2,315	1,347	968	71.9%
Average sales price	$326.1	$294.8	$31.3	10.6%
Central Region - Texas
Central Region Totals
Dollars	$429,465	$377,165	$52,300	13.9%
Homes ordered	1,759	1,593	166	10.4%
Average sales price	$244.2	$236.8	$7.4	3.1%
East Region
Carolinas
Dollars	$50,613	$8,616	$41,997	487.4%
Homes ordered	142	24	118	491.7%
Average sales price	$356.4	$359.0	$(2.6)	(0.7)%
Florida
Dollars	$179,806	$125,035	$54,771	43.8%
Homes ordered	579	441	138	31.3%
Average sales price	$310.5	$283.5	$27.0	9.5%
East Region Totals
Dollars	$230,419	$133,651	$96,768	72.4%
Homes ordered	721	465	256	55.1%
Average sales price	$319.6	$287.4	$32.2	11.2%

	Years Ended December 31,		Year Over Year
	2011	2010	Chg $	Chg %
Home Orders (1)
Total
Dollars	$907,922	$854,687	$53,235	6.2%
Homes ordered	3,405	3,383	22	0.7%
Average sales price	$266.6	$252.6	$14.0	5.5%
West Region
Arizona
Dollars	$163,510	$155,987	$7,523	4.8%
Homes ordered	627	678	(51)	(7.5)%
Average sales price	$260.8	$230.1	$30.7	13.3%
California
Dollars	$132,672	$128,167	$4,505	3.5%
Homes ordered	392	373	19	5.1%
Average sales price	$338.4	$343.6	$(5.2)	(1.5)%
Colorado
Dollars	$89,624	$54,328	$35,296	65.0%
Homes ordered	276	175	101	57.7%
Average sales price	$324.7	$310.4	$14.3	4.6%
Nevada
Dollars	$11,300	$15,704	$(4,404)	(28.0)%
Homes ordered	52	79	(27)	(34.2)%
Average sales price	$217.3	$198.8	$18.5	9.3%
West Region Totals
Dollars	$397,106	$354,186	$42,920	12.1%
Homes ordered	1,347	1,305	42	3.2%
Average sales price	$294.8	$271.4	$23.4	8.6%
Central Region - Texas
Central Region Totals
Dollars	$377,165	$417,840	$(40,675)	(9.7)%
Homes ordered	1,593	1,776	(183)	(10.3)%
Average sales price	$236.8	$235.3	$1.5	0.6%
East Region
Carolinas
Dollars	$8,616	N/A	$8,616	N/M
Homes ordered	24	N/A	24	N/M
Average sales price	$359.0	N/A	$359.0	N/M
Florida
Dollars	$125,035	$82,661	$42,374	51.3%
Homes ordered	441	302	139	46.0%
Average sales price	$283.5	$273.7	$9.8	3.6%
East Region Totals
Dollars	$133,651	$82,661	$50,990	61.7%
Homes ordered	465	302	163	54.0%
Average sales price	$287.4	$273.7	$13.7	5.0%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

N/M – Not Meaningful

	December 31,
	2012	2011	2010
Active Communities
Total	158	157	151
West Region
Arizona	38	37	32
California	17	20	14
Colorado	12	10	9
Nevada	1	2	4
West Region Totals	68	69	59
Central Region - Texas
Central Region Totals	65	67	82
East Region
Carolinas	7	3	—
Florida	18	18	10
East Region Totals	25	21	10

	Years Ended December 31,
	2012	2011	2010
Cancellation Rates (1)
Total	13.2%	17.0%	20.9%
West Region
Arizona	10.3%	9.9%	12.9%
California	14.1%	22.8%	18.7%
Colorado	7.1%	12.9%	15.0%
Nevada	19.5%	22.4%	17.7%
West Region Totals	11.7%	15.2%	15.2%
Central Region - Texas
Central Region Totals	15.0%	18.2%	25.1%
East Region
Carolinas	9.0%	N/A	N/A
Florida	14.3%	19.1%	17.7%
East Region Totals	13.3%	18.3%	17.7%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	Years Ended December 31,		Year Over Year
	2012	2011	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$479,266	$248,854	$230,412	92.6%
Homes in backlog	1,472	915	557	60.9%
Average sales price	$325.6	$272.0	$53.6	19.7%
West Region
Arizona
Dollars	$80,816	$45,232	$35,584	78.7%
Homes in backlog	249	158	91	57.6%
Average sales price	$324.6	$286.3	$38.3	13.4%
California
Dollars	$124,588	$27,648	$96,940	350.6%
Homes in backlog	315	82	233	284.1%
Average sales price	$395.5	$337.2	$58.3	17.3%
Colorado
Dollars	$50,089	$23,493	$26,596	113.2%
Homes in backlog	142	70	72	102.9%
Average sales price	$352.7	$335.6	$17.1	5.1%
Nevada
Dollars	$3,105	$1,076	$2,029	188.6%
Homes in backlog	14	5	9	180.0%
Average sales price	$221.8	$215.2	$6.6	3.1%
West Region Totals
Dollars	$258,598	$97,449	$161,149	165.4%
Homes in backlog	720	315	405	128.6%
Average sales price	$359.2	$309.4	$49.8	16.1%
Central Region - Texas
Central Region Totals
Dollars	$132,317	$93,494	$38,823	41.5%
Homes in backlog	500	396	104	26.3%
Average sales price	$264.6	$236.1	$28.5	12.1%
East Region
Carolinas
Dollars	$17,341	$8,616	$8,725	101.3%
Homes in backlog	49	24	25	104.2%
Average sales price	$353.9	$359.0	$(5.1)	(1.4)%
Florida
Dollars	$71,010	$49,295	$21,715	44.1%
Homes in backlog	203	180	23	12.8%
Average sales price	$349.8	$273.9	$75.9	27.7%
East Region Totals
Dollars	$88,351	$57,911	$30,440	52.6%
Homes in backlog	252	204	48	23.5%
Average sales price	$350.6	$283.9	$66.7	23.5%

(1)	Our backlog represents net sales that have not closed.

	Years Ended December 31,		Year Over Year
	2011	2010	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$248,854	$201,816	$47,038	23.3%
Homes in backlog	915	778	137	17.6%
Average sales price	$272.0	$259.4	$12.6	4.9%
West Region
Arizona
Dollars	$45,232	$31,980	$13,252	41.4%
Homes in backlog	158	125	33	26.4%
Average sales price	$286.3	$255.8	$30.5	11.9%
California
Dollars	$27,648	$15,295	$12,353	80.8%
Homes in backlog	82	45	37	82.2%
Average sales price	$337.2	$339.9	$(2.7)	(0.8)%
Colorado
Dollars	$23,493	$16,964	$6,529	38.5%
Homes in backlog	70	52	18	34.6%
Average sales price	$335.6	$326.2	$9.4	2.9%
Nevada
Dollars	$1,076	$2,369	$(1,293)	(54.6)%
Homes in backlog	5	12	(7)	(58.3)%
Average sales price	$215.2	$197.4	$17.8	9.0%
West Region Totals
Dollars	$97,449	$66,608	$30,841	46.3%
Homes in backlog	315	234	81	34.6%
Average sales price	$309.4	$284.6	$24.8	8.7%
Central Region - Texas
Central Region Totals
Dollars	$93,494	$111,607	$(18,113)	(16.2)%
Homes in backlog	396	463	(67)	(14.5)%
Average sales price	$236.1	$241.1	$(5.0)	(2.1)%
East Region
Carolinas
Dollars	$8,616	N/A	$8,616	N/M
Homes in backlog	24	N/A	24	N/M
Average sales price	$359.0	N/A	$359.0	N/M
Florida
Dollars	$49,295	$23,601	$25,694	108.9%
Homes in backlog	180	81	99	122.2%
Average sales price	$273.9	$291.4	$(17.5)	(6.0)%
East Region Totals
Dollars	$57,911	$23,601	$34,310	145.4%
Homes in backlog	204	81	123	151.9%
Average sales price	$283.9	$291.4	$(7.5)	(2.6)%

(1)	Our backlog represents net sales that have not closed.
N/M – Not Meaningful

Fiscal 2012 Compared to Fiscal 2011
Companywide. Home closings revenue for the year ended December 31, 2012 increased 37.6% to $1.2 billion when compared to the prior year, due to a 970-unit increase in units closed and a $16,100 increase in average closing price. Home orders also increased significantly to $1.4 billion on 4,795 units in 2012 as compared to $907.9 million on 3,405 units in 2011, reflecting increased average sales prices of $28,500, or 10.7%, and our lower cancellation rate of 13.2% as compared to 17.0% in 2011. This improved demand resulted in a 557-unit, or 60.9%, increase in our year-end backlog, ending 2012 with 1,472 homes as compared to 915 homes in 2011. Additionally, the increase in the value of orders in backlog increased 92.6% due to a $53,600 or 19.7% increase in average sales price for the year ended December 31, 2012 versus the same period a year ago. Our improved closings revenues and orders results reflect our ability to capitalize on the homebuilding recovery currently underway, while benefiting from our successful land positions, desirable home designs and industry-leading energy efficiency innovations. Our average price increase in 2012 was a result of a shift in our mix to higher priced markets and states and attractive closer-in locations, as well as our overall ability to implement sales price increases in many communities. Our active community count was flat at 158 communities at the end of 2012 as compared to 157 in 2011.
West. In 2012, home closings spiked to 1,910 units with a value of $593.7 million, an increase of $227.5 million or 62.1%, attributable to 644 additional units closed, up 50.9% from 2011. Average orders per community increased 61.0% from 21.0 in 2011 to 33.8 in 2012, which led to a 968-unit or $357.8 million increase in orders as compared to 2011, resulting in an ending backlog in the Region of 405 additional units, a 128.6% increase. These results, coupled with the $49,800 increase in average sales price, led to ending backlog in the Region valued at $258.6 million on 720 units. We believe the desirability and affordability of our community locations and the Meritage Green product offering helped drive up demand, which positively impacted the overall performance of this Region, and California in particular. Improvements in the California markets were the major drivers for the performance in this Region, although each of our markets experienced significant growth compared to the prior year.
We believe that the demand and consumer confidence recoveries in California and Arizona are at least partially the result of significantly-improved affordability created by the decline in home prices and pent-up demand from recession-related home price decreases in these states. Average orders per active community in California for 2012 increased 126.0% over the prior year, a strong indicator that this market is experiencing a recovery that is translating to some of our most impressive comparative trends. The increases in orders per community led to faster sell out of, and a drop in, the number of actively selling communities in California, from 20 in 2011 to 17 in 2012, which we are actively working to replenish.

We believe the successes in California, Arizona and Colorado are a testament to our strategy that emphasizes well-located lot and land positions, innovative product design and our energy-efficient features. Arizona volumes increased in both closings and orders by 38.9% and 46.1%, respectively over the same period a year ago, with recent significant pricing power as consumer confidence increased. Arizona has benefited from the shift to newer communities in highly desirable locations offering energy efficient green features in larger square footage homes, contributing to a 7.4%, or $19,400 increase in average sales price per home on orders, which aided the overall increase in order dollars and backlog to $256.7 million and $80.8 million, respectively. Colorado contributed 292 closings and $96.8 million of associated revenue, a 16.5% increase in revenue over the same period a year ago. Colorado also experienced an increase in orders during 2012, rising to $123.4 million on 364 units, a 37.7% and 31.9% respective increase over 2011 with the average sales price increasing $14,300 on orders. This directly contributed to the increase in backlog order value in Colorado of 113.2% versus 2011, ending the year with 142 homes valued at $50.1 million. The bolstered orders and backlog in Colorado year over year are due both to an increase in the number of actively-selling communities of 12 at December 31, 2012 versus 10 at year-end 2011 and also to a 13.7% increase in orders pace.

Nevada was relatively flat in closings, while experiencing increases in orders and backlog units in 2012 of 34.6% and 180.0%, respectively, as compared to 2011. As previously discussed, we are winding down operations in Nevada and have only one actively-selling community remaining there. We expect to complete all construction activity in Nevada in 2013.
Central. The Central Region, made up of our Texas markets, closed 1,655 units totaling $390.6 million in revenues, flat with those reported in 2011, reflecting a slower sales pace in the first half of 2012. Texas remained our largest volume market in the country during 2012, experiencing an increase in orders to 1,759 units as compared to 1,593 units for the same period a year ago as sales paces picked up in latter 2012. The orders increases were achieved despite a slight decrease in active communities in Texas, which was a result of a faster sell-out of communities as indicated by our 24.8% increase in average orders per community. Over the last two years, we initiated a strategic redeployment of capital to other markets that presented opportunities to generate higher average sales prices and margins. This strategy has resulted in the rebalancing of assets from

Texas into other markets, primarily California, Arizona, Colorado and Florida, although Texas continues to be an important contributor to our financial results, and we contracted for 32 additional communities there in 2012.
The Central Region’s increase in orders of 166 units occurred later in 2012 and translated to a 104-unit increase in ending backlog of 500 versus 396 units at December 31, 2012 and 2011, respectively, aided by a $7,400 average sales price increase on orders, which contributed to a higher-ending backlog value of $132.3 million, an increase of $38.8 million. As the decline in the homebuilding market in Texas was not as extreme as in other locations, we expect the improvements here to be more tempered than those we are experiencing in the markets that were hardest hit in the downturn.
East. Our East Region generated 673 closings with $200.0 million of home revenue in 2012, a 96.8% and 101.3% increase, respectively, from the same period in 2011. The Region also experienced impressive results in orders generating $96.8 million of additional order dollars, due to both a 55.1% increase in units as well as an $32,200 increase in average sales price in 2012 versus 2011. This is mainly attributable to our 48.4% increase in the number of average actively selling communities with the addition of our new markets in Raleigh, Charlotte and Tampa. We believe our relatively flat average orders per community of 31.3 over 30.0 in prior year signals the stability of this market, yet it is still one of the highest in the Company. The Florida market was the largest contributor to the Region’s results, although operations in the Carolinas contributed 117 units, or $41.9 million in closings and 142 units, or $50.6 million, in order volume from seven actively-selling communities at year end. Our Carolinas operations currently build homes with some of our highest sales prices contributing to an average sales price on orders during 2012 of $356,400. Operations in our recently opened Tampa division also provided its first two closings in the fourth quarter of 2012, and ended the year with 34 orders and 32 homes in backlog valued at $14.8 million.

The performance in this Region is a testament to our commitment of focusing our efforts to enter highly sought-after markets with strong buyer demand. We ended 2012 with 252 units in backlog in the Region valued at $88.4 million, 23.5% and 52.6% increases over 2011, respectively. We believe that our offering of primarily larger product with Meritage Green features that appeal to our buyers and the superior location of our communities have helped the overall performance of this Region.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $9.3 million, and $0.4 million for the years ending December 31, 2012 and 2011, respectively. We also recognized impairments related to land sales and on parcels marketed for future sale in the amount of $0.7 million, and $6.5 million for the years ending December 31, 2012, and 2011, respectively. All of our 2012 impairments and $5.9 million of our 2011 impairments related to parcels we sold or intend to sell in connection with our wind-down of our Las Vegas operations.

Fiscal 2011 Compared to Fiscal 2010
Companywide. Home closings revenue for the year ended December 31, 2011 decreased to $860.9 million, an 8.5% decrease when compared to the prior year, due to a 432-unit reduction in units closed that was partially offset by a $9,200 increase in average closing price. The decrease in closing units was mainly attributable to the higher closing volumes that the federal homebuyer tax credit program generated in the first half of our 2010 results, with no such benefit in 2011. Home orders increased to $907.9 million on 3,405 units in 2011 as compared to $854.7 million on 3,383 units in 2010, reflecting increased average sales prices of $14,000, or 5.5%, and a lower cancellation rate of 17.0% as compared to 20.9% in 2010. Improved demand in the latter part of 2011 resulted in a 137-unit increase in our year-end backlog, ending 2011 with 915 homes as compared to 778 homes in 2010. Additionally, the value of orders in backlog increased due to a $12,600 or 4.9% increase in average sales price for the year ended December 31, 2011 versus the same period a year ago. Our average price increase in 2011 was a result of a shift in our mix to higher priced markets and desirable closer-in locations. Our active community count increased to 157 communities at the end of 2011 as compared to 151 in 2010, also assisting our sales orders comparisons.
West. In 2011, home closings dropped by 94 units or 6.9% but were partially offset by an increase in average sales prices of $18,600 per unit providing $366.3 million in revenue on 1,266 units, as compared to $368.1 million and 1,360 units in 2010. The decrease in closing units and revenue was mainly attributable to a slower orders pace in the first half of 2010, translating into fewer deliveries in 2011. In addition to the federal tax credit, California also offered a state homebuyer tax credit during 2010, which positively impacted comparative sales volumes in 2010. Increases in orders as the year progressed led to a 42-unit or $42.9 million increase in orders for 2011 as compared to 2010, resulting in an increase in ending backlog in the Region of $30.8 million on 81 units, a 46.3% and 34.6% increase, respectively. These increases, coupled with the $24,800 increase in average sales price, led to ending backlog in the Region valued at $97.4 million on 315 units.
Well-positioned communities in desirable submarkets, primarily in California and Arizona, were largely to credit for the higher average sales prices that benefited this Region in 2011. The California improvements were aided by a 61.9% increase in our average active community count in 2011, up to 20 as of year-end. Arizona had a year-over-year decrease in orders of 51 units, but a $7.5 million increase in total orders value. The unit decrease reflected slower results in the first half of 2011 compared to the first half of 2010 reflecting the tax credits available in 2010, as discussed previously. However, the value gains were due to the higher average sales prices from a shift to larger square footage homes. Arizona ended 2011 with 33 more units in backlog, valued at $45.2 million, a 41.4% increase over the same period a year ago due to increasing orders volumes in the latter half of 2011. Colorado contributed a 57.7% increase in orders to 276 for the year ended December 31, 2011, coupled with a $14,300 or 4.6% increase in average sales price. This momentum led Colorado to end 2011 with 70 units in backlog valued at $23.5 million, a 38.5% increase over 2010. The Nevada market saw declines in closings, orders and backlog associated with the wind down of its operations.
Central. The Central Region closed 1,660 units in 2011 totaling $395.3 million in revenues, 18.1% and 19.0%, respectively, lower than those reported in 2010. The 368-unit or 18.1% decrease in home closings in the Region from the same period a year ago was due primarily to a 17.2% decrease in average active communities. The decrease in active communities was a result of closing out of lower-performing subdivisions in less desirable submarkets in Texas and the strategic redeployment of capital to other markets in 2010 that presented opportunities to generate higher average sales prices and margins. The Central Region’s orders decline of 183 units resulted in a 67-unit drop in ending backlog to 396 at December 31, 2011 versus 463 units at December 31, 2010.
East. Our East Region generated 342 closings with $99.3 million of home revenue in 2011, a 9.6% and 17.6% increase, respectively from the same period in 2010 and was the only Region without lower year-over-year closing comparisons in 2011. The Region also experienced significant improvements in orders generating $51.0 million of additional orders, due to both a 54.0% increase in units as well as a $13,700 increase in average sales price in 2011 versus 2010. The Florida market was the largest contributor to the Region’s results, although sales operations in the Carolinas market commenced in the fourth quarter, contributing 24 units, or $8.6 million, in order volume and backlog from three actively-selling communities. We ended 2011 with 204 units in backlog with a value of $57.9 million, 151.9% and 145.4% increases from 2010, respectively.

Land Closing Revenue and Gross Profit
As a result of land sales, we recognized land closing revenue of $0.4 million, and $1.3 million for the years ending December 31, 2011 and 2010, respectively. We also recognized impairments related to land sales and on parcels marketed for future sale in the amount of $6.5 million, and $17,000 for the years ending December 31, 2011, and 2010, respectively. $5.9 million of the 2011 impairments were due to our wind-down of operations in Las Vegas.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Home Closing Gross ProfitTotal (1)	$217,976	18.4%	$147,448	17.1%	$167,456	17.8%
Add back impairments	1,340		8,870		6,434
Adjusted Gross Margin (2)	$219,316	18.5%	$156,318	18.2%	$173,890	18.5%
West	$108,608	18.3%	$60,796	16.6%	$69,374	18.8%
Add back impairments	949		5,405		1,930
Adjusted Gross Margin (2)	$109,557	18.5%	$66,201	18.1%	$71,304	19.4%
Central	$69,623	17.8%	$66,149	16.7%	$78,749	16.1%
Add back impairments	219		2,769		4,183
Adjusted Gross Margin (2)	$69,842	17.9%	$68,918	17.4%	$82,932	17.0%
East	$39,745	19.9%	$20,503	20.6%	$19,333	22.9%
Add back impairments	172		696		321
Adjusted Gross Margin (2)	$39,917	20.0%	$21,199	21.3%	$19,654	23.3%

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

(2)
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
Fiscal 2012 Compared to Fiscal 2011
Companywide. Home closing gross margin increased to 18.4% for the year ended December 31, 2012 as compared to 17.1% for the year ended December 31, 2011. Gross margins excluding impairments were 18.5% and 18.2% for 2012 and 2011, respectively. Our margin increases are mainly due to the price increases we have been able to initiate in many of our markets, somewhat offset by increases in various cost components and the shift to more desirable locations and larger product offerings, which typically generate higher profitability. Our impairment charges reflect the write-down to fair value of certain real-estate and related assets of $1.3 million in 2012 and $8.9 million in 2011. Our impairments in 2011 largely reflect the wind down of operations in our Nevada market.
West. Our West Region experienced a significant increase in home closing gross margin to 18.3% for 2012 from 16.6% in 2011. These margins included impairments of $0.9 million in 2012 versus $5.4 million in the prior year. The impairments in 2011 were primarily related to our Las Vegas assets as previously discussed. Excluding these impairments, the gross margins for 2012 and 2011 were 18.5% and 18.1%, respectively. The Region's gross margins benefited from the impact of better leverage of construction overhead costs due to a greater number of home closings from the same period a year ago and price increases, partially offset by higher construction costs.

Central. The Central Region saw an increase in home closing gross margin of 17.8% in 2012 as compared to 16.7% in 2011. The Central Region’s home closing gross margins include $0.2 million of real estate-related impairments for 2012 compared to $2.8 million for 2011. Excluding these impairments, the gross margin in this Region was 17.9% in 2012, compared to 17.4% in 2011. This slight improvement is mostly due to our shift in product offering in new and desirable locations that are generating higher profitability as previously discussed.
East. While the East Region continues to generate the highest gross margins for us, we saw a decrease in 2012 to 19.9% versus 20.6% in 2011 and 20.0% in 2012 versus 21.3% in 2011, excluding impairments. The year-over-year decrease is mainly due to the closeout of communities that were acquired during the early stages of the downturn, which provided higher comparative gross margins due to their particularly low land basis based on when they were acquired. These communities make up a smaller portion of our actively selling communities in 2012 as compared to 2011.
Fiscal 2011 Compared to Fiscal 2010
Companywide. Home closing gross margin decreased slightly to 17.1% for the year ended December 31, 2011 as compared to 17.8% for the year ended December 31, 2010. Gross margins excluding impairments were 18.2% and 18.5% for 2011 and 2010, respectively. Our margin decreases in 2011 as compared to 2010 were representative of the impact of reduced leverage of construction overhead costs due to a lesser number of closings from 2010. Impairment charges reflect the write-down to fair value of certain real-estate and related assets of $8.9 million in 2011 and $6.4 million in 2010.
West. Our West Region experienced a decrease in home closing gross margin to 16.6% for 2011 from 18.8% in 2010. These margins included impairments of $5.4 million in 2011 versus $1.9 million in the prior year. Excluding these impairments, the gross margins for 2011 and 2010 were 18.1% and 19.4%, respectively. The impairments were primarily related to our Las Vegas assets. Gross margins excluding impairments dipped in 2011, mostly due to additional price concessions in California, particularly in the first part of 2011.
Central. The Central Region’s16.7% home closing gross margin in 2011 was up compared to 16.1% in 2010. Excluding these impairments, the gross margin in this Region was 17.4% in 2011 and 17.0% in 2010. The Central Region’s home closing gross margins include $2.8 million of real estate-related impairments for 2011 compared to $4.2 million for 2010.
East. While the East Region continued to generate the highest gross margins in the country, we saw a decrease in 2011 to 20.6% versus 22.9% in 2010 and 21.3% in 2011 versus 23.3% in 2010, excluding impairments. The decrease was mainly due to the close-out of certain highly profitable communities in late 2010 and our entry into certain highly desirable and high volume communities that had additional building and design requirements that resulted in some cost increases as previously discussed.

	Years Ended December 31,
	($ in thousands)
	2012	2011	2010
Commissions and Other Sales Costs
Dollars	$94,833	$74,912	$76,798
Percent of home closing revenue	8.0%	8.7%	8.2%
General and Administrative Expenses
Dollars	$68,185	$64,184	$59,784
Percent of total closing revenue	5.7%	7.5%	6.3%
Earnings from Unconsolidated Entities, Net
Dollars	$10,233	$5,849	$5,243
Interest Expense
Dollars	$24,244	$30,399	$33,722
Other (Expense)/Income, Net
Dollars	$(6,544)	$2,162	$3,303
Loss on Extinguishment of Debt
Dollars	$5,772	$—	$3,454
Benefit/(provision) for Income Taxes
Dollars	$76,309	$(730)	$4,666
Fiscal 2012 Compared to Fiscal 2011
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $19.9 million for 2012 versus 2011. This primarily relates to increased commission expense attributable to higher closing units and revenue dollars. The decrease year-over-year as a percentage of revenue is primarily the result of leverage from higher revenue on the fixed component of selling costs.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses increased to $68.2 million for 2012 versus $64.2 million in 2011, or 5.7% and 7.5% of total revenue, respectively. The increased expenses are mostly due to higher stock-based compensation expense and performance-based compensation related to the attainment of multiple metrics on which divisional management compensation is partially based. The significant decrease as a percentage of revenue is due to the higher revenue earned in 2012 as compared to 2011.
Earnings from Unconsolidated Entities, Net. Earnings from unconsolidated entities, net represents our portion of pre-tax earnings from joint ventures. Included in this amount is both the pass through of earnings from the joint venture's most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The increase in 2012 as compared to 2011 is primarily attributable to the increased closings volume as most of our joint venture activity is from mortgage and title operations.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior, senior subordinated and convertible notes, and other borrowings. During 2012 and 2011, our non-capitalizable interest expense was $24.2 million and $30.4 million, respectively. The decrease in expense year over year is a result of a higher amount of active assets under development that qualify for interest capitalization.
Other (Expense)/Income, Net. Other (expense)/income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contract with us, and (iv) payments and awards related to legal settlements. We reported net other expense in 2012 as compared to net other income in 2011 primarily due to the $8.7 million increased litigation reserve amount recorded in the third quarter of 2012. See Note 13 in the accompanying notes to the consolidated financial statements for additional information.
Loss on Extinguishment of Debt. Loss on extinguishment of debt is attributable to the charges associated with the tender of our $285.0 million 2015 notes and $26.1 million of our 2017 notes. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the tendered notes. There were no such debt extinguishment charges in 2011.

Income Taxes. Our overall effective tax rates were a benefit of 264.5% for 2012, compared to a provision of 3.6% for 2011. The change in our tax rate is primarily attributable to reversal of most of our deferred tax valuation allowance in 2012.
Fiscal 2011 Compared to Fiscal 2010
Commissions and Other Sales Costs. These costs decreased by $1.9 million for 2011 versus 2010. The decrease primarily relates to reduced commission expense attributable to lower closing units and revenue dollars. The increase year-over-year as a percentage of revenue was primarily the result of lower revenue coupled with the introduction of strategically-targeted marketing campaigns, including increased investments in alternative marketing channels, such as the internet and social media outlets. In addition, we established a marketing call center in 2011, which provides centralized sales and marketing information to our homebuyers nation-wide seven days a week.
General and Administrative Expenses. General and administrative expenses increased to $64.2 million for 2011 versus $59.8 million in 2010, or 7.5% and 6.3% of total revenue, respectively. The increase is mostly due to higher stock-based compensation expense, the divisional overhead costs to start up a new division in North Carolina, upgrades to our market research and technology tools and increased legal fees.
Earnings from Unconsolidated Entities, Net. The increase in 2011 as compared to 2010 is primarily attributable to the joint venture impairment charges incurred in 2010. See Note 2 in the accompanying consolidated financial statements for more detail.
Interest Expense. During 2011 and 2010, our non-capitalizable interest expense was $30.4 million and $33.7 million, respectively. The decrease in expense year over year is a result of a higher amount of active assets under development that qualify for interest capitalization.
Other (Expenses)/Income, Net. The decrease is primarily attributed to the recognition of cash and certain assets awarded to us in 2010 in connection with a legal settlement.
Loss on Extinguishment of Debt. Loss on extinguishment of debt in 2010 is attributable to the charges associated with the tender of our 7.0% senior notes due 2014 and partial tender of our 6.25% senior notes due 2015. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the notes. There were no such debt extinguishment charges in 2011.
Income Taxes. Our overall effective tax rates were a provision of 3.6% for 2011, compared to a benefit of 187.8% for 2010. The change in our tax rate was primarily attributable to franchise taxes which were not based on pre-tax net income.

Liquidity and Capital Resources
Overview
Our principal uses of capital for 2012 were operating expenses, home construction, the payment of routine liabilities, and the acquisition and development of new and strategic lot positions. We used funds generated by operations and our cash reserves (which we bolstered in 2012 by our refinancing transactions) to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating positive margins in our homebuilding operations and maintaining a strong balance sheet to support us for future growth.

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using our cash on hand to fund operations in several of our new markets. As demand for new homes improves and we continue to expand our business, we expect cash outlays for land purchases, land development and home construction will continue to exceed our cash generated by operations in the near term.

During 2012, we closed 4,238 homes, purchased about 9,000 lots for $374.6 million, spent $106.0 million on land development, and started about 4,800 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended 2012 with $295.5 million of cash and cash equivalents, investments and securities, and restricted cash, a $37.7 million decrease from December 31, 2011, primarily a result of land acquisitions and land development dollars spent and increases in our home inventory under construction, partially offset by cash generated from home closings and the net effect of our various capital transactions. As we have no debt maturities until 2017, we will generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. Accordingly, over the last two years we announced our entry into the Raleigh-Durham, North Carolina and Tampa, Florida markets, and our most recent new entry market was in Charlotte, N.C., which commenced sales operations in the fourth quarter of 2012. Charlotte is the largest metropolitan area in North Carolina and the second largest banking center in the U.S. behind New York City, with a diversified industrial structure, low cost of business and a well-educated population base. It is positioned for long-term growth and expected to outpace the national average through 2015. We have purchased lots in four communities and have also secured three additional properties through purchase contracts, located in some of the most attractive submarkets in this area. These opportunities expand our footprint into new markets with positive growth potential and the ability to leverage our existing East Region resources.

Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In the third quarter of 2012, we completed an equity offering of 2,645,000 shares and established an unsecured revolving credit facility with a capacity of $125.0 million, and we also issued $126.5 million in convertible senior notes.

Considering the impact of our 2012 financing and capital transactions previously discussed, we believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Note 5 in the accompanying notes to the financial statements included in this Annual Report on Form 10-K.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2012	At December 31, 2011
Notes payable and other borrowings	$722,797	$606,409
Stockholders’ equity	694,210	488,912
Total capital	$1,417,007	$1,095,321
Debt-to-capital (1)	51.0%	55.4%
Notes payable and other borrowings	$722,797	$606,409
Less: cash, cash equivalents, restricted cash and investments and securities	(295,469)	(333,187)
Net debt	427,328	273,222
Stockholders’ equity	694,210	488,912
Total net capital	$1,121,538	$762,134
Net debt-to-capital (2)	38.1%	35.8%

(1)	Debt-to-capital is computed as senior, senior subordinated and convertible notes divided by the aggregate of total senior, senior subordinated and convertible notes and stockholders' equity.

(2)
Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders' equity. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-

capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

Senior, Senior Subordinated and Convertible Notes
6.25% Senior Notes
In March 2005, we issued $350.0 million in aggregate principal amount of 6.25% senior notes due 2015. In April 2010, we repurchased approximately $65.0 million of our 6.25% senior notes and purchased the remaining $285.0 million in April 2012.

7.731% Senior Subordinated Notes
In February 2007, we issued $150.0 million of 7.731% senior subordinated notes due 2017. In April 2012, we repurchased an aggregate principal amount of approximately $26.1 million, resulting in $99.8 million in aggregate principal remaining on the notes. The indenture that governs the 7.731% senior subordinated notes requires us to comply with a number of covenants that restrict certain transactions, including:

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
7.00% Senior Notes
In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due
2022. The notes were issued at par and their associated proceeds were primarily used to pay down the remaining balance of $285 million of the 6.25% notes.

1.875% Convertible Senior Notes

In September 2012, we issued $126.5 million aggregate principal amount of 1.875% Convertible Senior Notes due 2032. The notes will initially be convertible into shares of our common stock at a conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of Convertible Notes. This corresponds to an initial conversion price of $58.14 per share and represents a 47.5% conversion premium based on the closing price of our common stock on September 12, 2012. The conversion rate is subject to adjustments upon the occurrence of specific events. The notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the notes. We may call the notes at any time after the fifth anniversary, and before the notes mature on September 15, 2032.
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

$125 million Unsecured Revolving Credit Facility

In July 2012, we entered into a $125.0 million unsecured revolving credit facility ("Credit Facility"), of which $50.0 million will be available for letters of credit. The Credit Facility matures in July 2015. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.00 to 1.00 (increasing to 1.50 to 1.00 on January 1, 2013 and thereafter) or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. No amounts were drawn under the Credit Facility during 2012.

Indenture Covenant Compliance
We were in compliance with all senior and senior subordinated note financial covenants as of December 31, 2012. In order to be out of compliance with the ratio requirement, we would need to fail both the Fixed Charge Coverage and Leverage Ratios, not just one ratio independently. A failure to meet both the Fixed Charge Coverage and Leverage Ratio is not a default but rather results in a prohibition (subject to exceptions) from incurring additional indebtedness only. Our actual Fixed Charge and Leverage Ratio as of December 31, 2012 are reflected in the table below:

Financial Covenant	Covenant Requirement	Actual
	($ in millions)
Fixed Charge Coverage	> 2.00	1.99
Leverage Ratio	< 3.00	1.15

Credit Facility Covenants
We were in compliance with all Credit Facility covenants as of December 31, 2012. Our actual financial covenant calculations as of December 31, 2012 are reflected in the table below:

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $460,143	$679,571
Leverage Ratio	< 60%	35%
Interest Coverage Ratio (1)	> 1.00	2.00
Minimum Liquidity (1)	> $46,135	$381,531
Investments other than defined permitted investments	< $223,871	$12,304
(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
See Note 5 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for all further information on our senior, senior subordinated and convertible senior notes.
Land under Control
We enter into various purchase and option contracts for land in the normal course of business. Generally, our lot options remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. The pre-established number is typically structured to approximate our expected rate of home construction starts, although as demand slows, in some instances starts may fall below the pre-established minimum number of lot purchases. Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying consolidated financial statements in this Annual Report on Form 10-K.
The total number of lots under control at December 31, 2012 was 20,817 as compared to 16,722 at December 31, 2011. In 2012 and 2011, respectively, 84.0% and 83.0% of our controlled lots were owned. The increase in our land holdings from prior year was due to an intentional effort to grow our lot positions in quality submarkets during 2012, as we entered into new land contracts for approximately 9,000 lots for $375.4 million as compared to approximately 5,500 lots for $264.9 million in

2011. At December 31, 2012, our total option and purchase contracts had purchase prices in the aggregate of approximately $183.9 million, on which we had made deposits of approximately $14.4 million in cash.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3 and 13 in the accompanying Notes to consolidated financial statements included in this Annual Report on Form 10-K. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Contractual Obligations
The following is a summary of our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal, senior and senior subordinated notes	$726,325	$—	$—	$99,825	$626,500
Interest, senior and senior subordinated notes	376,752	45,389	90,779	83,701	156,883
Operating lease obligations	23,880	6,295	4,778	3,553	9,254
Other contractual obligations	788	128	660	—	—
Total (1)	$1,127,745	$51,812	$96,217	$187,079	$792,637

(1)	See Notes 4 and 13 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2012 or 2011.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $99.8 million in principal of our 7.731% senior subordinated notes, $200.0 million in principal of our 7.15% senior notes, $300.0 million in principal of our 7.00% senior notes and $126.5 million in principal of our 1.875% senior convertible notes. Except in limited circumstances, or upon the occurrence of specific trigger events for our convertible notes, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes; however, we had no amounts drawn during 2012.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2012 follows:

	For the Years Ended December 31,							Fair Value at December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012 (a)
	(dollars in millions)
Fixed rate					$99.8	$626.5	$726.3	$779.7
Average interest rate					7.731%	6.013%	6.249%	n/a

(a)	Fair value of our fixed rate debt at December 31, 2012, is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 22, 2013

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share data)
Assets
Cash and cash equivalents	$170,457	$173,612
Investments and securities	86,074	147,429
Restricted cash	38,938	12,146
Other receivables	20,290	14,932
Real estate	1,113,187	815,425
Deposits on real estate under option or contract	14,351	15,208
Investments in unconsolidated entities	12,085	11,088
Property and equipment, net	15,718	13,491
Deferred tax assets, net	77,974	—
Prepaid expenses and other assets	26,488	18,047
Total assets	$1,575,562	$1,221,378
Liabilities
Accounts payable	$49,801	$37,735
Accrued liabilities	96,377	79,464
Home sale deposits	12,377	8,858
Senior, senior subordinated and convertible notes	722,797	606,409
Total liabilities	881,352	732,466
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 35,613,351 and 40,377,021 shares at December 31, 2012 and 2011, respectively	356	404
Additional paid-in capital	390,249	478,839
Retained earnings	303,605	198,442
Treasury stock at cost. 0 and 7,891,250 shares at December 31, 2012 and 2011, respectively	—	(188,773)
Total stockholders’ equity	694,210	488,912
Total liabilities and stockholders’ equity	$1,575,562	$1,221,378
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Home closing revenue	$1,184,360	$860,884	$940,406
Land closing revenue	9,314	360	1,250
Total closing revenue	1,193,674	861,244	941,656
Cost of home closings	(965,044)	(704,566)	(766,516)
Cost of land closings	(8,422)	(246)	(993)
Real estate impairments	(1,340)	(8,870)	(6,434)
Land impairments	(669)	(6,454)	(17)
Total cost of closings and impairments	(975,475)	(720,136)	(773,960)
Home closing gross profit	217,976	147,448	167,456
Land closing gross profit/(loss)	223	(6,340)	240
Total closing gross profit	218,199	141,108	167,696
Commissions and other sales costs	(94,833)	(74,912)	(76,798)
General and administrative expenses	(68,185)	(64,184)	(59,784)
Earnings from unconsolidated entities, net	10,233	5,849	5,243
Interest expense	(24,244)	(30,399)	(33,722)
Loss on extinguishment of debt	(5,772)	—	(3,454)
Other (loss)/income, net	(6,544)	2,162	3,303
Earnings/(loss) before income taxes	28,854	(20,376)	2,484
Benefit from/(provision for) income taxes	76,309	(730)	4,666
Net income/(loss)	$105,163	$(21,106)	$7,150
Earnings/(loss) per share:
Basic	$3.09	$(0.65)	$0.22
Diluted	$3.00	$(0.65)	$0.22
Weighted average number of shares:
Basic	34,057	32,382	32,060
Diluted	35,172	32,382	32,322
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2012, 2011 and 2010
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2010	39,711	$397	$461,403	$212,398	$(188,773)	$485,425
Net income	—	—	—	7,150	—	7,150
Exercise of equity awards	319	3	2,059	—	—	2,062
Equity award compensation expense	—	—	5,358	—	—	5,358
Balance at December 31, 2010	40,030	400	468,820	219,548	(188,773)	499,995
Net loss	—	—	—	(21,106)	—	(21,106)
Exercise of equity awards	347	4	2,609	—	—	2,613
Equity award compensation expense	—	—	7,410	—	—	7,410
Balance at December 31, 2011	40,377	404	478,839	198,442	(188,773)	488,912
Net income	—	—	—	105,163	—	105,163
Exercise of equity awards	482	5	4,262	—	—	4,267
Tax valuation adjustment related to stock option exercises	—	—	436	—	—	436
Equity award compensation expense	—	—	8,319	—	—	8,319
Issuance of common stock, net	2,645	26	87,087	—	—	87,113
Cancellation of treasury shares	(7,891)	(79)	(188,694)	—	188,773	—
Balance at December 31, 2012	35,613	$356	$390,249	$303,605	$—	$694,210
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$105,163	$(21,106)	$7,150
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	8,196	7,178	7,974
Real estate-related impairments	2,009	15,324	6,451
Other assets-related impairments	—	848	—
Stock-based compensation	8,319	7,410	5,358
Loss on early extinguishment of senior subordinated debt	5,772	—	3,454
Equity in earnings of unconsolidated entities (includes $0, $0 and $0.4 million of impairments to joint ventures in 2012, 2011 and 2010, respectively)	(10,233)	(5,849)	(5,243)
Distributions of earnings from unconsolidated entities	9,648	6,497	7,263
Deferred tax asset valuation reversal	(77,974)	—	—
Other operating expenses	371	509	(37)
Changes in assets and liabilities:
Increase in real estate	(299,185)	(89,659)	(68,910)
Decrease/(increase) in deposits on real estate under option or contract	824	(6,038)	(1,054)
(Increase)/decrease in receivables and prepaid expenses and other assets	(6,301)	3,247	94,474
Increase/(decrease) in accounts payable and accrued liabilities	29,385	5,542	(21,725)
Increase/(decrease) in home sale deposits	3,519	1,961	(2,604)
Net cash (used in)/provided by operating activities	(220,487)	(74,136)	32,551
Cash flows from investing activities:
Investments in unconsolidated entities	(407)	(702)	(1,034)
Distributions of capital from unconsolidated entities	25	10	232
Purchases of property and equipment	(10,863)	(7,082)	(6,389)
Proceeds from sales of property and equipment	503	54	121
Payments to purchase investments and securities	(136,823)	(196,401)	(424,639)
Proceeds from sales and maturities of investment securities	198,201	348,105	250,190
(Increase)/decrease in restricted cash	(26,792)	(2,802)	7,004
Net cash provided by/(used in) investing activities	23,844	141,182	(174,515)
Cash flows from financing activities:
Proceeds from issuance of senior and senior subordinated notes	426,500	—	195,134
Debt issuance costs	(9,312)	—	(3,067)
Repayment of senior notes	(315,080)	—	(197,543)
Proceeds from sale of common stock, net	87,113	—	—
Proceeds from stock option exercises	4,267	2,613	2,062
Net cash provided by/(used in) financing activities	193,488	2,613	(3,414)
Net (decrease)/increase in cash and cash equivalents	(3,155)	69,659	(145,378)
Cash and cash equivalents, beginning of year	173,612	103,953	249,331
Cash and cash equivalents, end of year	$170,457	$173,612	$103,953
See Supplemental Disclosure of Cash Flow Information in Note 10.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We build in the historically high-growth regions of the southern and western United States and offer first-time, move-up, luxury and active adult homes to our targeted customer base. We have operations in three regions: West, Central and East, which are comprised of seven states: Arizona, Texas, California, Nevada, Colorado, Florida and the Carolinas. In 2011, we announced expansion into Raleigh, North Carolina and within Florida through entry into the Tampa market and in 2012 announced expansion into Charlotte, North Carolina. Operations within the Carolinas include the Raleigh and Charlotte metropolitan areas, with some Charlotte communities located across the border into South Carolina.Through our successors, we commenced our homebuilding operations in 1985. In the latter half of of 2012, we commenced limited operations of our wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business lines include title insurance and closing/settlement services for our homebuyers and will eventually expand to service most of our markets. Net earnings from Carefree Title are included in Other (loss)/income, net in the accompanying consolidated financial statements and were minimal in 2012. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, except for Arizona and Texas, where we also operate under the name of Monterey Homes. At December 31, 2012, we were actively selling homes in 158 communities, with base prices ranging from approximately $107,000 to $752,000.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year footnotes to conform to the current year presentation, including information related to our segments and the composition of our deferred tax assets and net operating loss carryforwards, although the total Deferred tax assets, net balance in our consolidated balance sheets did not change.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $30.4 million and $13.1 million are included in cash and cash equivalents at December 31, 2012 and 2011, respectively. Included in our balance as of December 31, 2012 is $0.3 million of money market funds that are invested in short term (three months or less) government securities.
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letter of credit facilities is $50.0 million. Our restricted cash accounts are invested in money market accounts and United States Government securities, totaling $38.9 million and $12.1 million at December 31, 2012 and 2011, respectively.
Investments and Securities. Our investments and securities are comprised of both treasury securities and deposits with money center banks that are FDIC-insured and secured by treasury-backed investments (see additional discussion regarding such deposits in Note 11 to these consolidated financial statements). All of our investments are classified as held-to-maturity and are recorded at amortized cost as we have both the ability and intent to hold them until their respective maturities. The contractual lives of these investments are greater than three months but not exceeding 18 months. Due to their short duration and low contractual interest rates, the amortized cost of the investments approximates fair value with no unrecognized gains and losses or other-than-temporary impairments.

Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, capitalized direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis, while selling costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, an accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

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

Typically, a community's life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be shorter.

All of our land inventory and related real estate assets are reviewed for recoverability quarterly, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is completed on a quarterly basis with each community or land parcel evaluated individually. For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets' carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis and charged to cost of home closings in the period during which it is determined that the fair value is less than the assets' carrying amount.

Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are not deemed fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community's assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute our fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the orders pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community's other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:

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

Mothball communities. In certain cases, we may elect to stop development (mothball) of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. When a community is initially placed into mothball status, it is management's belief that the community is affected by local market conditions that are expected to improve within the next 1-5 years. Therefore, a temporary postponement of construction and development work is expected to yield better overall future returns. The decision may be based on financial and/or operational metrics. If we decide to mothball a community, we will impair it to its fair value as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. No costs are capitalized to communities that are designated as mothballed.

In addition to our quarterly impairment analysis, which is conducted to determine if any current impairments exist, we also conduct a thorough quarterly review of our underperforming and mothballed communities to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation. Based on the facts and circumstances available as of December 31, 2012, we do not believe that any of our underperforming or mothballed communities will incur material impairments in the future. Changes in market and/or economic conditions could materially impact the conclusions of this analysis, and there can be no assurances that future impairments will not occur.

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

Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under contract or option until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $14.4 million and $15.2 million as of December 31, 2012 and December 31, 2011, respectively.
Property and Equipment, net. Property and equipment, net consists of computer and office equipment and model home furnishings. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Maintenance and repair costs are expensed as incurred. At December 31, 2012 and 2011, property and equipment, net consisted of the following:

	At December 31,
	2012	2011
Computer and office equipment	$21,948	$28,044
Model home furnishings	22,317	19,260
Gross property and equipment	44,265	47,304
Accumulated depreciation	(28,547)	(33,813)
Total	$15,718	$13,491
Deferred Costs. At December 31, 2012 and 2011, deferred costs representing debt issuance costs totaled approximately $11.7 million and $5.0 million, net of accumulated amortization of approximately $8.5 million and $5.9 million, respectively, and are included on our consolidated balance sheets within prepaid expenses and other assets. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method.
Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in Earnings from unconsolidated entities, net, in our statements of operations. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment when events that trigger an evaluation of recoverability present themselves.

Accrued Liabilities. Accrued liabilities at December 31, 2012 and 2011 consisted of the following (in thousands):

	At December 31,
	2012	2011
Accruals related to real estate development and construction activities	$19,954	$11,048
Payroll and other benefits	11,871	13,535
Accrued taxes	3,407	3,075
Warranty reserves	22,064	23,136
Legal reserves	16,067	10,157
Other accruals	23,014	18,513
Total	$96,377	$79,464
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
We record deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available objectively verifiable positive and negative evidence, including scheduled reversals of deferred tax liabilities, whether we are in a cumulative loss position, projected future taxable income, tax planning strategies and recent financial operations. If we determine that we will not be able to realize our deferred tax assets in the future, we will make an adjustment to the valuation allowance, which increases the provision for income taxes.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
Advertising Costs. The Company expenses advertising costs as they are incurred. Advertising expense was approximately $5.5 million, $6.3 million and $7.7 million in fiscal 2012, 2011 and 2010, respectively.
Earnings/(Loss) Per Share. We compute basic earnings/(loss) per share by dividing net earnings/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In periods of net losses, no dilution is computed.
Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation. We use the Black-Scholes model to value stock options granted or modified after January 1, 2006, under this guidance. This guidance also requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow. Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award. See Note 8 for additional discussion.

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees (the “Plan”). We match portions of employees’ voluntary contributions, and contributed to the Plan approximately $1.0 million, $738,000 and $553,000 for the years ended 2012, 2011 and 2010, respectively.

Off-Balance Sheet Arrangements - Joint Ventures. In the past, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant avenue for us to access lots. See Note 4 for additional discussion of our investments in unconsolidated entities.
Off-Balance Sheet Arrangements - Other. From time to time, we may acquire lots from various development entities pursuant to option and purchase agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for further discussion.
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

	December 31, 2012		December 31, 2011
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$87	$87	$1,594	$32
Sureties related to owned projects and lots under contract	87,305	38,936	65,921	37,252
Total Sureties	$87,392	$39,023	$67,515	$37,284
Letters of Credit (“LOCs”):
LOCs for land development	$32,475	N/A	$6,451	N/A
LOCs for general corporate operations	4,991	N/A	4,960	N/A
Total LOCs	$37,466	N/A	$11,411	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first year after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary for the structural-related warranty, we have estimated these reserves based on the number of home closings and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on the historical trends in our warranty costs incurred that indicate lower reserve requirements in certain of our markets, in 2011 we recorded a favorable $2.6 million adjustment to our warranty reserve balance, which reduced our cost of sales. No such adjustments were recorded in 2012. A summary of changes in our warranty reserves follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance, beginning of year	$23,136	$29,265
Additions to reserve from new home deliveries	8,047	6,692
Warranty claims	(9,119)	(10,227)
Adjustments to pre-existing reserves	—	(2,594)
Balance, end of year	$22,064	$23,136
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

Recently Issued Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 became effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have any significant effect on our consolidated financial statements or disclosures.
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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Homes under contract under construction (1)	$192,948	$101,445
Unsold homes, completed and under construction (1)	107,466	97,246
Model homes (1)	62,411	49,892
Finished home sites and home sites under development	634,106	441,242
Land held for development (2)	56,118	55,143
Land held for sale	21,650	29,908
Communities in mothball status (3)	38,488	40,549
	$1,113,187	$815,425

(1)	Includes the allocated land and land development costs associated with each lot for these homes

(2)
Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. In these cases, we may have chosen not to currently develop certain land holdings as they typically represent a portion of a large land parcel that we plan to build out over several years.

(3)
Represents communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball status. As of December 31, 2012, we had eight mothballed communities with a carrying value of $35.1 million in our West Region and two mothballed communities with a carrying value of $3.4 million in our Central Region. During the 2012, we did not place any additional communities into mothball status and we removed one community and $2.0 million out of mothball status. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are also expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with GAAP. Due to the current environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed recoverable and the fair value of such asset is less than its carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling or holding the land for sale. Based on these reviews of all our communities, we recorded the following real-estate and joint-venture impairment charges during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Terminated option/purchase contracts:
West	$217	$863	$—
Central	129	1,904	1,030
East	—	—	—
Total	$346	$2,767	$1,030
Real estate inventory impairments (1):
West	$732	$4,542	$1,930
Central	90	865	3,153
East	172	696	321
Total	$994	$6,103	$5,404
Impairments of joint venture investments:
West	$—	$—	$295
Central	—	—	—
East	—	—	—
Total	$—	$—	$295
Impairments of land held for sale:
West	$669	$5,928	$—
Central	—	127	17
East	—	399	—
Total	$669	$6,454	$17
Total impairments:
West	$1,618	$11,333	$2,225
Central	219	2,896	4,200
East	172	1,095	321
Total	$2,009	$15,324	$6,746

(1)	Included in the real estate inventory impairments are impairments of individual homes in a community where the underlying community was not also impaired, as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Individual home impairments:
West	$732	$1,134	$1,535
Central	90	715	1,651
East	172	341	321
Total	$994	$2,190	$3,507

The tables below reflect the number of communities with real estate inventory impairments for the years ended December 31, 2011 and 2010, excluding home-specific impairments (as noted above) and the fair value of these communities (dollars in thousands). There were no such impairments recorded for the year ended December 31, 2012.

	Number of Communities Impaired	Impairment Charges	Fair Value of Communities Impaired (Carrying Value less Impairments)
	Year Ended December 31, 2011
West	7	$3,408	$27,621
Central	6	150	9,446
East	1	355	2,006
Total	14	$3,913	$39,073

	Year Ended December 31, 2010
West	1	$395	5,122
Central	6	1,502	7,951
East	—	—	N/A
Total	7	$1,897	$13,073

In the latter part of 2011, we announced our intent to wind-down operations in the Las Vegas, Nevada market. As of December 31, 2012, we had 24 lots remaining to sell and close in our one remaining actively selling Nevada community.
The value of those lots and any associated homes inventory was $4.8 million as of December 31, 2012. Based on our current orders pace, we expect to complete our construction operations within six to nine months. The remaining $17.8 million of our
Nevada assets relate to properties that we are not currently developing and which we are either actively marketing for sale or which we have mothballed. In the second quarter of 2012, we entered into a sales contract for $6.5 million that relates to a parcel of land, of which approximately $3.3 million was received in July 2012, and the remaining payment was received in January 2013. In addition, in the fourth quarter of 2012, we entered into a a sales contract for approximately $2.4 million for an additional parcel of land which approximates its carrying value. This sale is expected to close in the first half of 2013.
Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Years Ended December 31,
	2012	2011
Capitalized interest, beginning of year	$14,810	$11,679
Interest incurred	46,135	43,393
Interest expensed	(24,244)	(30,399)
Interest amortized to cost of home, land closings and impairments	(15,101)	(9,863)
Capitalized interest, end of year (1)	$21,600	$14,810

(1)
Approximately $539,000 and $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” in our consolidated balance sheet as of December 31, 2012 and 2011, respectively.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and holdings and allow us to better maximize our cash position.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into a purchase agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all option and purchase agreements for land to determine whether they are a VIE. ASC 810, Consolidations, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.
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
The table below presents a summary of our lots under option at December 31, 2012 (dollars in thousands):

	Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as real estate not owned	—	$—	$—
Purchase and option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,471	115,902	9,442
Purchase and option contracts not recorded on balance sheet —refundable deposits, committed	850	21,870	2,934
Total committed (on and off balance sheet)	3,321	137,772	12,376
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	1,514	46,128	1,975
Total lots under contract or option	4,835	183,900	14,351
Total option contracts not recorded on balance sheet	4,835	$183,900	$14,351	(3)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2012.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, we may purchase lots at an absorption level that exceeds our sales and home starts pace needed to meet the pre-established minimum number of lots or restructure our original contract to terms that more accurately reflect our revised sales pace expectations.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. In limited circumstances, purchasing land through a joint venture can be beneficial, although we do not view them as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of December 31, 2012, we had two active equity-method land ventures.
We also participate in three mortgage and one title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they provide services to both our clients and other homebuyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of December 31, 2012 and 2011 were $2.0 million and $1.2 million, respectively.
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
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders. These guarantees can be classified into two categories: (i) Repayment Guarantees and (ii) Completion Guarantees, described in more detail below. Additionally, we have classified a guarantee related to our minority ownership in the South Edge joint venture separately, as there is pending litigation with the venture's lender group regarding that guarantee.

(In thousands)	At December 31, 2012	At December 31, 2011
Repayment guarantees	$219	$346
Completion guarantees (1)	—	—
South Edge guarantee (2)	13,243	13,243
Total guarantees	$13,462	$13,589

(1)
As our completion guarantees are typically backed by funding from a third party, we believe these guarantees do not represent a potential cash obligation for us, as they require only non-financial performance.

(2)
As discussed in Note 13, although we have a reserve for the amounts we believe are appropriate, we dispute the enforceability of this guarantee, and ultimate resolution of this matter will be addressed through litigation and/or arbitration.

Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of December 31, 2012 and 2011 is presented in the table above (without considering any potential recoveries from the joint venture's land assets).
Completion Guarantees. If there is development work to be completed, we and our joint venture partners may be obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders. These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims. A part of our project acquisition due diligence process is to determine potential environmental risks and generally we or the joint venture entity obtain an independent environmental review. Per the guidance of ASC 460-10, Guarantees, the table above does not reflect any balance related to the completion guarantees as we believe these guarantees are either not applicable or not material to our financial results.

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
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. Except as noted above and in Note 13 to these unaudited consolidated financial statements, as of December 31, 2012 and December 31, 2011, we did not have any such reserves.
See Note 13 regarding outstanding litigation related to a joint venture project known as “South Edge” or "Inspirada".
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31, 2012	At December 31, 2011
Assets:
Cash	$7,650	$4,530
Real estate	36,626	44,764
Other assets	3,478	3,946
Total assets	$47,754	$53,240
Liabilities and equity:
Accounts payable and other liabilities	$4,748	$4,534
Notes and mortgages payable	14,001	20,923
Equity of:
Meritage (1)	9,631	9,351
Other	19,374	18,432
Total liabilities and equity	$47,754	$53,240

	Years Ended December 31,
	2012	2011	2010
Revenue	$38,230	$19,881	$24,754
Costs and expenses	(21,093)	(11,783)	(152,873)
Net earnings of unconsolidated entities	$17,137	$8,098	$(128,119)
Meritage’s share of pre-tax earnings (1)(2)(3)	$10,441	$5,849	$5,653

(1)
Balance represents Meritage's interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated balance sheets due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) the cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero and where we have no commitment to fund additional losses.

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

Our investments in unconsolidated entities include $0.8 million at December 31, 2012 and $1.0 million at December 31, 2011, related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture's equity. These amounts are amortized as the assets of the respective joint ventures are sold.

The joint venture assets and liabilities noted in the table above primarily represent the active land ventures, three mortgage and one title business ventures and various inactive ventures. Our total investment in all of these joint ventures is $12.1 million. As of December 31, 2012, we believe these ventures are in compliance with their respective debt agreements, if applicable, and except for $219,000 of our limited repayment guarantees, the joint venture debt reflected above is non recourse to us.

NOTE 5 — SENIOR, SENIOR SUBORDINATED, CONVERTIBLE SENIOR NOTES AND OTHER BORROWINGS
Senior, senior subordinated and convertible senior notes consist of the following (in thousands):

	At December 31, 2012	At December 31, 2011
6.25% senior notes due 2015. At December 31, 2011, there was approximately $451 in unamortized discount	$—	$284,549
7.731% senior subordinated notes due 2017	99,825	125,875
7.15% senior notes due 2020. At December 31, 2012 and 2011, there was approximately $3,528 and $4,015 in unamortized discount, respectively	196,472	195,985
7.00% senior notes due 2022	300,000	—
1.875% convertible senior notes due 2032	126,500	—
$125 million unsecured revolving credit facility	—	—
Total	$722,797	$606,409

The indentures for our 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of December 31, 2012, we believe we were in compliance with our covenants. The indentures for our 7.15% and 7.00% senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the 7.15% and 7.00% senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indenture for the 7.731% senior subordinated notes. Our convertible senior notes do not have any financial covenants.
Obligations to pay principal and interest on the senior, senior subordinated and convertible notes are guaranteed by all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor will be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are nonguarantor subsidiaries, if any, are, individually and in the aggregate, inconsequential.
In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022. Concurrent with this offering, we repurchased all $285.0 million outstanding of our 6.25% Senior Notes due 2015. We also repurchased an aggregate principal amount of approximately $26.1 million of our 7.731% Senior Subordinated Notes due 2017. The debt redemption transactions resulted in $5.8 million of expense in the second quarter of 2012 reflected as Loss on extinguishment of debt in our consolidated statements of operations.
In July 2012, we entered into an unsecured revolving $125.0 million credit facility ("Credit Facility"), of which $50.0 million will be available for letters of credit. The Credit Facility matures in July 2015. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.00 to 1.00 (increasing to 1.50 to 1.00 on January 1, 2013 and thereafter) or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. No amounts were drawn under the Credit Facility during 2012.
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
Scheduled principal maturities of our senior, senior subordinated and convertible notes as of December 31, 2012 follow (in thousands):

Year Ended December 31,
2013	$—
2014	—
2015	—
2016	—
2017	99,825
Thereafter	626,500
Total	$726,325

The aggregate capacity of our secured letters of credit facilities is $50.0 million. These outstanding letters of credit are secured by corresponding pledges of restricted cash accounts totaling $38.9 million and $12.1 million as of December 31, 2012 and 2011, respectively, and are reflected as Restricted cash on our consolidated balance sheets.

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

A summary of our non-financial assets re-measured at fair value on December 31, 2012 and 2011 is as follows (in thousands):

		Year Ended December 31,
	Hierarchy	2012	2011
Description:
Adjusted Basis of Long-Lived Real Estate Assets (1)	Level 3	$12,013	$68,179	(2)
Impairments		2,009	15,324
Initial Basis of Long-Lived Real Estate Assets		$14,022	$83,503

Adjusted Basis of Long-Term Other Assets	Level 2	N/A	$952
Impairments		N/A	848
Initial Basis of Other Assets		N/A	$1,800

(1)	The fair values in the table above represent only those real estate assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these real-estate assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	December 31, 2012		December 31, 2011
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
Financial Liabilities
6.25% senior notes	N/A	N/A	$285,000	$278,588
7.731% senior subordinated notes	$99,825	$102,950	$125,875	$110,770
7.15% senior notes	$200,000	$220,760	$200,000	$190,000
7.00% senior notes	$300,000	$328,500	N/A	N/A
1.875% convertible senior notes	$126,500	$127,449	N/A	N/A
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 7 — EARNINGS/(LOSS) PER SHARE
Basic and diluted earnings/(loss) per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Basic weighted average number of shares outstanding	34,057	32,382	32,060
Effect of dilutive securities:
Convertible debt (1)	612	N/A	N/A
Stock options and unvested restricted stock (2)	503	—	262
Diluted average shares outstanding	35,172	32,382	32,322
Net income/(loss) as reported	$105,163	$(21,106)	$7,150
Interest attributable to Convertible Senior Notes, net of income taxes	418	—	—
Net income/(loss) for earnings/(loss) per share	$105,581	$(21,106)	$7,150
Basic earnings/(loss) per share	$3.09	$(0.65)	$0.22
Diluted earnings/(loss) per share (1) (2)	$3.00	$(0.65)	$0.22
Antidilutive stock options not included in the calculation of diluted earnings per share	256	1,731	699

(1)
During 2012, we issued $126.5 million of 1.875% convertible senior notes convertible into shares of our common stock at a rate of 17.1985 shares per 1,000 principle amount. In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

(2)	For periods with a net loss, no options or non-vested shares are included in the dilution calculation as all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 8 — STOCK BASED COMPENSATION
We have a stock compensation plan, the Meritage Stock Option Plan (the “Plan”), that was adopted in 2006, which superceded a prior stock compensation plan and which has been amended from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 8,950,000 shares of common stock, of which 1,426,505 shares remain available for grant at December 31, 2012. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are usually granted with either a three-year or five-year ratable vesting period, with a three-year cliff vesting for performance-based awards.

We did not grant any stock options in 2010, 2011 or 2012. A summary of remaining stock option activity from stock options granted prior to 2010 is provided below.

Summary of Stock Option Activity:

	Year Ended December 31, 2012
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at beginning of year	897,767	$23.56
Granted	—	N/A
Exercised	(282,082)	$15.12
Cancelled	(6,100)	$25.73
Outstanding at end of year	609,585	$27.44	1.87	$7,376
Vested and expected to vest at end of year	608,405	$27.47	1.87	$7,350
Exercisable at end of year	471,760	$30.93	1.63	$4,363
Price range of options exercised	$ 8.06 - $34.30
Price range of options outstanding	$8.06 - $44.44
Total shares reserved for existing or future grants at end of year	1,997,382

	Years Ended December 31,
	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year:	1,332,767	$23.80	1,620,167	$23.19
Granted	—	N/A	—	N/A
Exercised	(171,800)	$15.21	(133,400)	$15.46
Cancelled	(263,200)	$30.24	(154,000)	$24.58
Outstanding at end of year	897,767	$23.56	1,332,767	$23.80
Exercisable at end of year	550,359	$26.29	740,376	$26.79
Price range of options exercised	$ 8.06 - $21.10		$ 8.06 - $21.10
Price range of options outstanding	$ 8.06 - $44.44		$ 8.06 - $44.44
Stock options Outstanding at December 31, 2012:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.06 - $15.98	209,768	2.38	$14.81	109,261	$15.80
$17.98 - $19.80	2,350	3.12	$18.87	—	$—
$19.90 - $19.90	139,840	2.38	$19.90	111,872	$19.90
$21.10 - $40.55	15,800	2.63	$27.77	8,800	$32.33
$42.82 - $44.44	241,827	1.08	$42.83	241,827	$42.83
	609,585			471,760

The total intrinsic value of option exercises for the years ended December 31, 2012, 2011 and 2010 was $5.4 million, $1.4 million and $0.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

Summary of Nonvested (Restricted) Shares Activity:

In addition to the stock options discussed previously, we grant time-based and performance-based restricted shares. Performance-based restricted shares are only granted to our senior executive management group. All performance shares only vest upon the attainment of certain financial and operational criteria as established and approved by our Board of Directors.

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- Based)	Weighted Average Grant Date Fair Value
Outstanding at 1/1/10	305,279	$19.11	202,500	$14.27
Granted	315,000	$21.30	67,500	$22.18
Vested (Earned/Released)	(118,278)	$24.75	(67,500)	$14.27
Forfeited (1)	(36,750)	$20.99	—	N/A
Outstanding as of 12/31/10	465,251	$19.01	202,500	$16.91
Granted	357,000	$25.57	56,250	$25.65
Vested (Earned/Released)	(141,335)	$17.76	(33,750)	$14.27
Forfeited (1)	(31,400)	$23.23	(33,750)	$14.27
Outstanding at 12/31/11	649,516	$22.68	191,250	$20.41
Granted	386,500	$27.21	56,250	$20.72
Vested (Earned/Released)	(166,566)	$18.92	(33,750)	$14.27
Forfeited (1)	(43,800)	$25.10	(33,750)	$14.27
Outstanding at 12/31/12	825,650	$25.43	180,000	$22.81

(1)
Forfeitures on time-based nonvested shares are a result of terminations of employment, while forfeitures on performance-based nonvested shares are a result of failing to attain certain goals as outlined in our executive management group's compensation agreements.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation, which requires an assessment of probability of attainment of the performance target. As our performance targets are annual in nature, once we determine that the performance target outcome is probable, the year-to-date expense is recorded and the remaining expense is recorded on a straight-line basis through the end of the award’s vesting period. Below is a summary of compensation expense and stock award activity (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation expense	$8,319	$7,410	$5,358
Cash received by Company from exercises	$4,267	$2,613	$2,062

The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	December 31, 2012	December 31, 2011
Unrecognized stock-based compensation cost	$13,072	$9,058
Weighted average years remaining vesting period	2.17	2.05
Total equity awards outstanding (1)	1,615	1,739

(1)     Includes vested and unvested options outstanding and unvested restricted stock awards.

NOTE 9 — INCOME TAXES
Components of income tax (benefit)/expense are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current taxes:
Federal	$(589)	$—	$(5,526)
State	122	730	860
	(467)	730	(4,666)
Deferred taxes:
Federal	(62,581)	—	—
State	(13,261)	—	—
	(75,842)	—	—
Total	$(76,309)	$730	$(4,666)
Income taxes differ for the years ended December 31, 2012, 2011 and 2010, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Expected taxes at current federal statutory income tax rate	$10,099	$(7,132)	$869
State income taxes, net of federal tax benefit	1,878	475	559
Change in valuation allowance	(85,460)	4,126	(2,570)
Change in state effective tax rate	(788)	1,750	—
Federal tax credits	(2,064)	—	—
Net interest adjustments	(589)	—	—
Recognition of tax benefits	—	—	(4,592)
Non-deductible costs and other	615	1,511	1,068
Income tax (benefit)/expense	$(76,309)	$730	$(4,666)
Due to the effects of the deferred tax asset valuation allowance and reversal, carrybacks of net operating losses (“NOLs”), and changes in unrecognized tax benefits, the effective tax rates in 2012, 2011 and 2010 are not meaningful percentages as there is no correlation between the effective tax rates and the amount of pretax income or losses for those periods.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in other liabilities. At December 31, 2012, we have a net deferred tax asset of $86.6 million, which, inclusive of our valuation allowance, results in a net deferred tax asset of $78.0 million. We also have net deferred tax liabilities of $2.1 million. Deferred tax assets and liabilities are comprised of timing differences at December 31 (in thousands) as follows:

	2012	2011
Deferred tax assets:
Real estate	$27,611	$30,381
Goodwill	10,227	12,485
Warranty reserve	8,431	8,684
Wages payable	1,092	892
Reserves and allowances	931	793
Equity-based compensation	5,449	4,317
Accrued expenses	6,079	3,826
Net operating loss carry-forwards	27,881	37,429
Federal tax credits	3,176	—
Other	282	—
Total deferred tax assets	91,159	98,807

Deferred tax liabilities:
Deferred revenue	3,668	3,623
Prepaids	586	519
Fixed assets	265	474
Other	—	66
Total deferred tax liabilities	4,519	4,682

Net total deferred tax assets	86,640	94,125
Valuation allowance	(8,666)	(94,125)
Deferred tax assets, net	77,974	—

Other deferred tax liability - state franchise taxes	2,132	—
Net deferred tax assets and liabilities	$75,842	$—

At December 31, 2012 and December 31, 2011, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
In accordance with ASC 740-10, Income Taxes, we determine our deferred tax assets and liabilities by taxing jurisdiction. We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives.
We recorded a full non-cash valuation allowance against all of our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at that time. During the second quarter of 2012, we determined that the positive evidence exceeded the negative evidence in the tax jurisdiction of Florida and that it was more likely than not that most of the deferred tax assets and NOL carryovers for the Florida tax jurisdiction would be realized. In the fourth quarter of 2012, we reversed the valuation allowance against our federal deferred tax assets and those in most of our state jurisdictions because the weight of the positive evidence in those jurisdictions exceeds that of the negative evidence. However, we retained a non-cash valuation allowance of $8.7 million for certain states which have shorter carryforward periods for utilization of NOL carryovers or lower current earnings relative to their NOL carryforward balance.
In evaluating the need for a non-cash valuation allowance against our deferred tax assets at December 31, 2012, we considered all available and objectively verifiable positive and negative evidence. We also considered evidence of recovery in the housing markets where we operate and the fact that the economic events and conditions that gave rise to establishing the full valuation allowance in 2008 will most likely not recur in the foreseeable future or be as severe. The most significant positive evidence considered for each jurisdiction was the objective evidence related to our past and current financial results, including a strong level of pre-tax income and strong growth in net sales orders. The prospects of continued profitability and growth were further supported by a strong order backlog and sufficient balance sheet liquidity to sustain and grow operations. In addition, most of our tax jurisdictions have a 20-year NOL carryforward utilization period during which time we fully expect to be able to absorb current NOL carryovers and temporary differences as they reverse in future years. Should industry or economic conditions weaken from current levels, we expect to be able to adjust our operations accordingly and maintain long-term profitability. Although we expect pre-tax income to grow and exceed 2012 levels in the near future, we considered the possibility of no growth or lower pre-tax income levels in making our determination that it is more likely than not that we will be able to realize all of our deferred tax assets in most of our jurisdictions. This analysis included the federal jurisdiction, in which we expect to fully absorb any current tax NOL carryover in less than five years at the lower pre-tax income levels.
Based on the above, we reduced our non-cash valuation allowance on our deferred tax assets from $94.1 million at December 31, 2011 to $8.7 million at December 31, 2012. The remaining valuation allowance at December 31, 2012 is for certain state jurisdictions which have a shorter NOL carryforward utilization period or a large NOL carryforward relative to their current earnings. In future periods, the remaining valuation allowance for these state jurisdictions will be evaluated to determine if sufficient positive evidence indicates that it is more likely than not that an additional portion of the underlying state NOL carryforwards should be able to be realized.
At December 31, 2012 and December 31, 2011, we had a valuation allowance against deferred tax assets as follows (in thousands):

	December 31, 2012	December 31, 2011
Federal	$—	$70,228
State	8,666	23,897
Total Valuation Allowance	$8,666	$94,125
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2012, we had a federal NOL carryforward of $10.0 million that expires in 2031 and federal tax credit carryforwards of $3.2 million which expire in 2030 and 2031. At December 31, 2012, we also had tax benefits for state NOL carryforwards of $17.9 million that expire at various times from 2013 to 2031 depending on the state jurisdiction. A valuation allowance of $8.7 million was retained for the state NOL's expiring in jurisdictions with shorter NOL carryforward periods or lower current earnings relative to their NOL carryforward balance.
At December 31, 2012, we have income taxes payable of $0.7 million, which primarily consists of current state tax accruals as well as interest that we expect to pay within one year for having amended prior-year state tax returns. This amount is recorded in accrued liabilities in the accompanying balance sheet at December 31, 2012.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2007. We are not subject to any federal or state income tax examination at this time.
The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of December 31, 2012 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.

On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (the “Act”), which the President signed into law on January 2, 2013. The Act extended certain tax provisions which have a retroactive effect on 2012. Among other things, the Act extended for two years the availability of a business tax credit under IRC §45L for building new energy efficient homes which originally was set to expire at the end of 2011. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we expect to record a tax effected benefit of approximately $2.5 million to $4.0 million in the first quarter of 2013 related to the extension of the IRC §45L tax credit for the qualifying new energy efficient homes that we sold in 2012. Additional IRC §45L credits for qualifying homes sold in 2013 are expected and will be recognized accordingly during 2013.

NOTE 10 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cash paid during the year for:
Interest, net of interest capitalized	$21,276	$28,871	$31,971
Income taxes	$402	$759	$4,915
Non-cash operating activities decrease:
Real estate not owned	$—	$(866)	$(9,661)
Non-cash investing activities:
Distributions from unconsolidated entities	$—	$—	$294
NOTE 11 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
During 2009, we entered into an FDIC insured bank deposit account agreement with Alliance Bank of Arizona (“Alliance Bank”) through the Certificate of Deposit Account Registry Service (“CDARS”). In 2012, we entered into an additional FDIC insured bank deposit account agreement with Alliance Bank through the Insured Cash Sweep Service ("ICS"). CDARS and ICS are accepted and recognized services through which participating banks may accept and provide FDIC insurance coverage for large deposits that would otherwise exceed FDIC insurance limits (currently $250,000) by placing, as custodian for the deposit customer (Meritage), that portion of the deposit exceeding FDIC insurance limits with other CDARS and ICS banks participating in the programs such that for FDIC insurance purposes, the deposit is divided into insured amounts and deposited with other network banks to allow for full FDIC coverage. CDARS and ICS deposits differ in that ICS deposits may offer "on demand" withdrawals whereas CDARS are certificates of deposits with pre-determined maturity dates and interest rates. At December 31, 2012 and 2011, we had cash deposits in the aggregate amount of $102.1 million and $149.4 million, respectively, through Alliance Bank as the CDARS custodian or relationship bank and $84.2 million and $0, respectively, through Alliance Bank as the ICS custodian or relationship bank. Alliance Bank has divided these amounts into FDIC insured amounts deposited with other CDARS and ICS participating FDIC insured institutions. We do not pay any separate fees to Alliance Bank for these programs. Rather, Alliance Bank receives a small fee from the other CDARS and ICS institutions for certain funds placed. Robert Sarver, a Meritage director, is a director and the chief executive officer of Western Alliance Bancorporation, the parent company of Alliance Bank. In addition, Steven Hilton, our Chairman and CEO is also a director of Western Alliance Bancorporation. We earned market-rate interest on deposits placed with Western Alliance Bancorporation pursuant to the CDARS and ICS programs of $687,000 and $767,000 in 2012 and 2011, respectively.

NOTE 12 — OPERATING AND REPORTING SEGMENTS
As defined in ASC 280-10, Segment Reporting, we have seven operating segments (the seven states in which we operate). These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes and providing warranty and customer services. We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics and geographical proximity. In 2012, management's evaluation of segment reporting led to a re-grouping of our segments to more closely align them into long-term expected profitability trends and, accordingly, all prior year segment financial information has been updated to reflect our new aggregation. Our current reportable homebuilding segments are as follows:
West:       Arizona, California, Colorado and Nevada
Central:  Texas
East:       Florida and the Carolinas
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

	Years Ended December 31,
	2012	2011	2010
Revenue (1):
West	$600,227	$366,265	$368,137
Central	392,678	395,638	489,047
East	200,769	99,341	84,472
Consolidated total	1,193,674	861,244	941,656
Operating income (2):
West	44,727	5,037	23,261
Central	17,790	11,042	19,350
East	15,283	6,858	8,925
Segment operating income	77,800	22,937	51,536
Corporate and unallocated costs (3)	(22,619)	(20,925)	(20,422)
Earnings from unconsolidated entities, net	10,233	5,849	5,243
Interest expense	(24,244)	(30,399)	(33,722)
Loss on extinguishment of debt, net of transaction costs	(5,772)	—	(3,454)
Other (expense)/income, net	(6,544)	2,162	3,303
Net income/(loss) before income taxes	$28,854	$(20,376)	$2,484

(1)
Revenue includes the following land closing revenue, by segment: 2012 – $6.5 million in the West Region, $2.0 million in the Central Region and $790,000 in the East Region; 2011 – $360,000 in the Central Region; 2010 – $1.3 million in the Central Region.

(2)	See Note 2 to these consolidated financial statements for breakout of real estate-related impairment by Region.

(3)	Balance consists primarily of corporate costs and numerous shared service functions that are not allocated to the reporting segments.

	At December 31, 2012
	West	Central	East	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$4,419	$7,168	$2,764	$—	$14,351
Real estate	647,316	305,100	160,771	—	1,113,187
Investments in unconsolidated entities	365	10,645	16	1,059	12,085
Other assets	24,935	132,546	25,914	252,544	435,939
Total assets	$677,035	$455,459	$189,465	$253,603	$1,575,562

	At December 31, 2011
	West	Central	East	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$5,387	$8,987	$834	$—	$15,208
Real estate	504,617	232,924	77,884	—	815,425
Investments in unconsolidated entities	371	10,050	14	653	11,088
Other assets	18,421	81,022	8,842	271,372	379,657
Total assets	$528,796	$332,983	$87,574	$272,025	$1,221,378

(1)	Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.
NOTE 13 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. We have reserved approximately $16.1 million related to non-warranty related litigation and asserted claims. In addition, our $22.1 million warranty reserve includes accruals for all construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
Joint Venture Litigation
We are a defendant in a lawsuit filed by the lenders related to a project known as “South Edge” or “Inspirada”. We are also a party to a demand for arbitration made by an entity controlled by co-venturers, which demand was made by that entity as Estate Representative of bankrupt South Edge, LLC. The project involves a large master-planned community located in Henderson, Nevada, which was acquired by an unconsolidated joint venture with capital supplied by the co-venturers, and a syndicated loan on the project. In connection with the loan obtained by the venture, we provided a narrowly crafted repayment guarantee that could only be triggered upon a “bankruptcy event”. That guarantee covers a 3.53% allocable share of project financing.
On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy. On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the lenders triggered the “springing” repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project, and, we do not believe the repayment guarantee was triggered by the lenders' filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada regarding the same issues addressed in the Ohio litigation. The Ohio action and the Nevada action have been consolidated. On October 26, 2011, the Bankruptcy Court approved a Plan pursuant to which (i) the lenders have received all payment they are entitled to, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders' repayment guarantee claim against Meritage.
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and held that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling. In addition, we believe that the four above-named builders are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the repayment guarantee.
In March 2012, Inspirada Builders, LLC, as Estate Representative of South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. seeking: (1) $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for an alleged failure to pay the amounts Meritage Homes of Nevada fully tendered but South Edge rejected in April 2008; and (2) $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (the new owner of the project and which is owned by the four builders identified above). The $13.5 million component of this claim represents the same alleged obligation and amount that is the subject of the above described pending $13.2 million repayment guarantee litigation between us and JP Morgan. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against each of the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. These claims are currently pending, and the arbitration hearing will likely be concluded sometime in mid-2013. In connection with the on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for these matters. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition.
We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2012, are as follows (in thousands):

Years Ended December 31,
2013	$6,295
2014	2,706
2015	2,072
2016	1,782
2017	1,771
Thereafter	9,254

$23,880

Rent expense was $5.5 million, $6.1 million and $7.5 million in 2012, 2011 and 2010, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations. Sublease income was $2.0 million, $2.3 million and $2.7 million, in 2012, 2011 and 2010, respectively. Sublease income is included within other (loss)/income, net on our consolidated statements of operations.
See Note 1 for contingencies related to our warranty obligations.

NOTE 14 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the years ended December 31, 2012 and 2011 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2012
Total closing revenue	$204,350	$282,095	$342,643	$364,586
Total closing gross profit	$35,236	$51,566	$62,424	$68,973
(Loss)/earnings before income taxes (1)	$(4,574)	$2,842	$6,986	$23,600
Net (loss)/earnings (2)	$(4,754)	$8,005	$6,784	$95,128
Per Share Data:
Basic (loss)/earnings per share (3)	$(0.15)	$0.24	$0.19	$2.67
Diluted (loss)/earnings per share (3)	$(0.15)	$0.24	$0.19	$2.49
2011
Total closing revenue	$177,589	$220,131	$217,534	$245,990
Total closing gross profit (4)	$30,389	$39,587	$37,943	$33,189
(Loss)/earnings before income taxes	$(6,444)	$747	$(3,075)	$(11,604)
Net (loss)/earnings	$(6,659)	$562	$(3,235)	$(11,774)
Per Share Data:
Basic (loss)/earnings per share (3)	$(0.21)	$0.02	$(0.10)	$(0.36)
Diluted (loss)/earnings per share (3)	$(0.21)	$0.02	$(0.10)	$(0.36)

(1)	In the third quarter of 2012, we recorded an $8.7 million charge related to a litigation accrual.

(2)	In the fourth quarter of 2012, we reversed $79.9 million of our deferred tax asset valuation reserve and recorded an $8.4 million tax expense.

(3)	Due to the computation of earnings/(loss) per share, the sum of the quarterly amounts may not equal the full-year results.

(4)	In the fourth quarter of 2011 we recorded $4.0 million of inventory impairments, $2.7 million of option deposit and pre-acquisition write-offs and $6.3 million of impairments on land held for sale.

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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 22, 2013

Item 9B.	Other Information

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2013 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears in Part II, Item 5 of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2013 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference from our 2013 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference from our 2013 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference from our 2013 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(i) Financial Statements:

All consolidated financial statements are included under Part II, Item 8 on this Annual Report on Form 10-K.

(ii) Financial Statement Schedules:
Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(b)Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007.

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008.

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 19, 2011.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

Exhibit Number	Description	Page or Method of Filing
4.2	Indenture, dated February 23, 2007 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated February 23, 2007.

4.2.1	First Supplemental Indenture, dated July 10, 2007 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.4.1 of Form 10-K for the year ended December 31, 2008.

4.2.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 27, 2008 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 28, 2008.

4.2.3	Second Supplemental Indenture, dated March 6, 2009 (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended March 31, 2009

4.2.4	Third Supplemental Indenture (re 7.731% Senior Subordinated Noted due 2017)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended March 31, 2011).

4.2.5	Fourth Supplemental Indenture (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.3.5 of Form 10-K for the year ended December 31, 2011.

4.2.6	Fifth Supplemental Indenture (re 7.731% Senior Subordinated Notes due 2017)	Incorporated by reference to Exhibit 4.4 of Form 8-K for the quarterly period ended March 31, 2012.

4.2.7
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.731% Senior Subordinated Notes due 2017)
Incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 1, 2012

4.3	Indenture, dated April 13, 2010 (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 14, 2010

4.3.1	First Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended March 31, 2011).

4.3.2	Second Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4.2 of Form 10-K for the year ended December 31, 2011.

4.3.3	Third Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarterly period ended March 31, 2012

4.3.4
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.15% Senior Notes due 2020)
Incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 1, 2012

4.4	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 10, 2012

4.5	Indenture, dated as of September 18, 2012	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 18, 2012

4.5.1	Supplemental Indenture No. 1, dated as of September 18, 2012 (re 1.875% Convertible Senior Notes due 2032) and form of 1.875% Convertible Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 18, 2012
10.1	2006 Annual Incentive Plan*	Incorporate by reference to Appendix B of the Proxy Statement for the 2010 Annual Meeting of Stockholders

Exhibit Number	Description	Page or Method of Filing
10.2	Amended 1997 Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.3	Meritage Homes Corporation 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2012 Annual Meeting of Stockholders.

10.3.1	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991.

10.3.2	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.3.3	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.3.4	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.3.5	Representative Form of Incentive Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637.

10.3.6	Representative Form of Stock Appreciation Rights Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637.

10.4	Third Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 19, 2010.

10.4.1	Third Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 19, 2010.

10.4.2	Second Amendment to Third Amended and Restated Employment Agreement between the Company and Steven J. Hilton	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 10, 2012

10.5	Third Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 19, 2010.

10.5.1	Third Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 19, 2010.

10.6	Amended and Restated Employment Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 19, 2010.

10.6.1	Amended and Restated Change of Control Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.8 of Form 8-K dated January 19, 2010.

10.7	Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 19, 2010.

10.7.1	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010.

10.8	Credit Agreement, dated as of July 24, 2012	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 25, 2012.

Exhibit Number	Description	Page or Method of Filing
21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of Grant Thornton LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

99.1	Audited consolidated financial statements of MTH Mortgage, LLC and report of independent certified public accountants as of and for the year ended December 31, 2012	Filed herewith

99.2	Unaudited consolidated financial statements of MTH Mortgage, LLC as of and for the years ended December 31, 2011 and 2010	Filed herewith

101
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements (1).

*	Indicates a management contract or compensation plan.

(1) In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(c)     Financial Statements required by Regulation S-X

(i)    The audited consolidated financial statements of MTH Mortgage, LLC as of and for the year ended December 31, 2012, including the report of Grant Thornton, LLP, independent certified public accountants, filed pursuant to Rule 3-09 of Regulation S-X, are included herewith in Exhibit 99.1 and incorporated by reference herein.

(ii)    The unaudited consolidated financial statements of MTH Mortgage, LLC as of and for the years ended December 31, 2011 and 2010, filed pursuant to Rule 3-09 of Regulation S-X, are included herewith in Exhibit 99.2 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ STEVEN J. HILTON	Chairman and Chief Executive Officer	February 22, 2013
Steven J. Hilton

/s/ LARRY W. SEAY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2013
Larry W. Seay

/s/ HILLA SFERRUZZA	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013
Hilla Sferruzza

/s/ PETER L. AX	Director	February 22, 2013
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 22, 2013
Raymond Oppel

/s/ ROBERT G. SARVER	Director	February 22, 2013
Robert G. Sarver

/s/ RICHARD T. BURKE, SR.	Director	February 22, 2013
Richard T. Burke, Sr.

/s/ GERALD W. HADDOCK	Director	February 22, 2013
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 22, 2013
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 22, 2013
Michael R, Odell