Form 10-Q
period 2013-03-31
Meritage Homes CORP
filed 2013-05-02
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of April 30, 2013: 36,148,751

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$325,021	$170,457
Investments and securities	88,901	86,074
Restricted cash	38,938	38,938
Other receivables	23,885	20,290
Real estate	1,152,139	1,113,187
Deposits on real estate under option or contract	11,321	14,351
Investments in unconsolidated entities	10,949	12,085
Property and equipment, net	16,352	15,718
Deferred tax asset	74,407	77,974
Prepaid expenses and other assets	29,072	26,488
Total assets	$1,770,985	$1,575,562
Liabilities:
Accounts payable	$60,283	$49,801
Accrued liabilities	100,102	96,377
Home sale deposits	17,744	12,377
Senior, senior subordinated, convertible senior notes and other borrowings	881,219	722,797
Total liabilities	1,059,348	881,352
Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 36,010,224 and 35,613,351 shares at March 31, 2013 and December 31, 2012, respectively	360	356
Additional paid-in capital	395,631	390,249
Retained earnings	315,646	303,605
Total stockholders’ equity	711,637	694,210
Total liabilities and stockholders’ equity	$1,770,985	$1,575,562
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Homebuilding:
Home closing revenue	$330,710	$204,022
Land closing revenue	5,725	328
Total closing revenue	336,435	204,350
Cost of home closings	(266,350)	(168,909)
Cost of land closings	(5,550)	(205)
Total cost of closings	(271,900)	(169,114)
Home closing gross profit	64,360	35,113
Land closing gross profit	175	123
Total closing gross profit	64,535	35,236
Financial Services:
Revenue	842	—
Expense	(573)	(25)
Earnings from financial services unconsolidated entities and other, net	2,787	1,606
Financial services profit	3,056	1,581
Commissions and other sales costs	(25,879)	(18,977)
General and administrative expenses	(19,724)	(14,721)
Loss from other unconsolidated entities, net	(155)	(183)
Interest expense	(5,128)	(7,371)
Other income/(expense), net	470	(139)
Loss on early extinguishment of debt	(700)	—
Earnings/(loss) before income taxes	16,475	(4,574)
Provision for income taxes	(4,434)	(180)
Net earnings/(loss)	$12,041	$(4,754)
Earnings/(loss) per common share:
Basic	$0.34	$(0.15)
Diluted	$0.32	$(0.15)
Weighted average number of shares:
Basic	35,798	32,634
Diluted	38,440	32,634

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings/(loss)	$12,041	$(4,754)
Adjustments to reconcile net earnings/(loss) to net cash used in operating activities:
Depreciation and amortization	2,158	1,693
Stock-based compensation	1,844	1,653
Loss on early extinguishment of debt	700	—
Excess income tax benefit from stock-based awards	(464)	—
Equity in earnings from unconsolidated entities	(2,632)	(1,423)
Distributions of earnings from unconsolidated entities	3,722	1,252
Other	3,632	313
Changes in assets and liabilities:
Increase in real estate	(38,876)	(52,722)
Decrease in deposits on real estate under option or contract	3,030	99
(Increase)/decrease in receivables and prepaid expenses and other assets	(5,312)	1,355
Increase/(decrease) in accounts payable and accrued liabilities	14,671	(5,210)
Increase in home sale deposits	5,367	2,382
Net cash used in operating activities	(119)	(55,362)
Cash flows from investing activities:
Investments in unconsolidated entities	(28)	(130)
Distributions of capital from unconsolidated entities	74	—
Purchases of property and equipment	(2,704)	(2,336)
Proceeds from sales of property and equipment	33	350
Maturities of investments and securities	43,999	50,000
Payments to purchase investments and securities	(46,826)	(76,503)
Increase in restricted cash	—	(83)
Net cash used in investing activities	(5,452)	(28,702)
Cash flows from financing activities:
Repayment of senior subordinated notes	(17,264)	—
Proceeds from issuance of senior notes	175,000	—
Debt issuance costs	(1,143)	—
Excess income tax benefit from stock-based awards	464	—
Proceeds from stock option exercises	3,078	1,055
Net cash provided by financing activities	160,135	1,055
Net increase/(decrease) in cash and cash equivalents	154,564	(83,009)
Cash and cash equivalents at beginning of period	170,457	173,612
Cash and cash equivalents at end of period	$325,021	$90,603
See supplemental disclosures of cash flow information at Note 11.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the western and southern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of seven states: Arizona, Texas, California, Nevada, Colorado, Florida and the Carolinas. Operations within the Carolinas include the Raleigh and Charlotte metropolitan areas, with some Charlotte communities located across the border into South Carolina. Through our successors, we commenced our homebuilding operations in 1985. In 2012, we commenced limited operations of our wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business lines include title insurance and closing/settlement services for our homebuyers and we plan to eventually expand to service most of our markets. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, although we also operate as Monterey Homes in Arizona and Texas. At March 31, 2013, we were actively selling homes in 168 communities, with base prices ranging from approximately $113,000 to $752,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made to the prior year statement of operations and footnotes to conform to current year presentation.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $31.3 million and $30.4 million are included in cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively. Included in our cash and cash equivalents balance as of March 31, 2013 are $110.3 million of money market funds that are invested in short term (three months or less) U.S. government securities.
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letter of credit arrangements was $60.0 million at March 31, 2013. Our restricted cash accounts invest in money market accounts and U.S. government securities and totaled $38.9 million at March 31, 2013 and December 31, 2012.
Investments and Securities. Our investments and securities are comprised of both treasury securities and deposits with banks that are FDIC-insured and secured by U.S. government treasury-backed investments, and therefore we believe bear a limited risk of loss. All of our investments are classified as held-to-maturity and are recorded at amortized cost as we have both the ability and intent to hold them until their respective maturities. The contractual lives of these investments are greater than three months but do not exceed 18 months. Due to their short duration and low contractual interest rates, the amortized cost of the investments approximates fair value with no unrecognized gains and losses or other-than-temporary impairments.
Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, capitalized direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis, while most selling costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, an accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.
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

Mothball communities. In certain cases, we may elect to stop development (mothball) of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. When a community is initially placed into mothball status, it is management's belief that the community is affected by local market conditions that are expected to improve within the next 1-5 years. Therefore, a temporary postponement of construction and development work is expected to yield better overall future returns. The decision may be based on financial and/or operational metrics. If we decide to mothball a community, we will impair it to its fair value as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. No costs are capitalized related to communities that are designated as mothballed.

In addition to our quarterly impairment analysis, which is conducted to determine if any current impairments exist, we also conduct a thorough quarterly review of our underperforming and mothballed communities to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation. Based on the facts and circumstances available as of March 31, 2013, we do not believe that any of our underperforming or mothballed communities will incur material impairments in the future. Changes in market and/or economic conditions could materially impact the conclusions of this analysis, and there can be no assurances that future impairments will not occur.
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
Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under contract or option until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $11.3 million and $14.4 million as of March 31, 2013 and December 31, 2012, respectively.
Off-Balance Sheet Arrangements —Joint Ventures. In the past, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant avenue for us to access lots. See Note 4 for additional discussion of our investments in unconsolidated entities.
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

	March 31, 2013		December 31, 2012
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Surety Bonds:
Surety bonds related to joint ventures	$87	$87	$87	$87
Surety bonds related to owned projects and lots under contract	117,907	59,107	87,305	38,936
Total surety bonds	$117,994	$59,194	$87,392	$39,023
Letters of Credit (“LOCs”):
LOCs for land development	$28,026	N/A	$32,475	N/A
LOCs for general corporate operations	6,476	N/A	4,991	N/A
Total LOCs	$34,502	N/A	$37,466	N/A
Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At March 31, 2013	At December 31, 2012
Accruals related to real-estate development and construction activities	$21,169	$19,954
Payroll and other benefits	14,515	11,871
Accrued taxes	4,731	3,407
Warranty reserves	21,384	22,064
Legal reserves	16,179	16,067
Other accruals	22,124	23,014
Total	$100,102	$96,377
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

	Three Months Ended
	March 31,
	2013	2012
Balance, beginning of period	$22,064	$23,136
Additions to reserve from new home deliveries	2,071	1,531
Warranty claims	(2,751)	(2,962)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$21,384	$21,705
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
Recently Issued Accounting Pronouncements. In April 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-04, Liabilities ("ASU 2013-04"), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for us beginning January 1, 2014. We do not anticipate the adoption of ASU 2013-04 to have an effect on our consolidated financial statements or disclosures.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At March 31, 2013	At December 31, 2012
Homes under contract under construction (1)	$247,682	$192,948
Unsold homes, completed and under construction (1)	105,094	107,466
Model homes (1)	64,783	62,411
Finished home sites and home sites under development	617,507	634,106
Land held for development (2)	57,081	56,118
Land held for sale	22,430	21,650
Communities in mothball status (3)	37,562	38,488
	$1,152,139	$1,113,187

(1)    Includes the allocated land and land development costs associated with each lot for these homes.

(2)
Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we may have chosen not to currently develop certain land holdings as they typically represent a portion of a larger land parcel that we plan to build out over several years.

(3)
Represents communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball status. As of March 31, 2013, we had seven mothballed communities with a carrying value of $34.3 million in our West Region and two mothballed communities with a carrying value of $3.3 million in our Central Region. During the three months ended March 31, 2013, we did not place any additional communities into mothball status, and we moved one community in the West Region out of mothball status. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership are also expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed fully recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling the land or holding the land for sale in the future. Based on these reviews of all our communities, we recorded real-estate impairment charges of $46,000 and $293,000 during the three months ended March 31, 2013 and 2012, respectively. These charges are included in Cost of home closings in our Statement of Operations.
In the latter part of 2011, we announced our intent to wind-down operations in the Las Vegas, Nevada market. As of March 31, 2013, we had 22 lots remaining to close with no actively selling communities. The value of those lots and any associated homes inventory was $4.1 million as of March 31, 2013. Based on our current pace, we expect to complete our construction operations within the next six months. The remaining $12.6 million of Nevada assets relate to properties that we are not currently developing and we are either actively marketing for sale or we have mothballed. In the first quarter of 2013, we completed a land sale aggregating $2.4 million in proceeds as well as collected the remaining $3.2 million balance of a $6.5 million land sale relating to two Nevada parcels previously reflected as held for sale on our balance sheet.

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

	Three Months Ended
	March 31,
	2013	2012
Capitalized interest, beginning of period	$21,600	$14,810
Interest incurred	12,726	10,847
Interest expensed	(5,128)	(7,371)
Interest amortized to cost of home, land closings and impairments	(5,000)	(2,378)
Capitalized interest, end of period (1)	$24,198	$15,908

(1)
Approximately $537,000 and $539,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

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

The table below presents a summary of our lots under option or contract at March 31, 2013 (dollars in thousands):

	Number of Lots	Purchase Price	Option/Earnest Money Deposits Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Purchase and option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	3,372	140,654	9,463
Purchase and option contracts not recorded on balance sheet — refundable deposits, committed	679	26,671	575
Total committed (on and off balance sheet)	4,051	167,325	10,038
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	2,487	70,059	1,283
Total lots under contract or option	6,538	$237,384	$11,321
Total option contracts not recorded on balance sheet	6,538	$237,384	$11,321	(3)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of March 31, 2013.
Generally, our option contracts to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. The pre-established number is typically structured to approximate our expected rate of home construction starts. Purchase contracts generally involved bulk purchase terms where we purchase all or a large portion of the lots at one time and are typically short-term in nature.
NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of March 31, 2013, we had two active equity-method land ventures.
We also participate in two mortgage and one title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they provide services to both our clients and other homebuyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of March 31, 2013 and December 31, 2012 were $1.8 million and $2.0 million, respectively.
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

(In thousands)	At March 31, 2013	At December 31, 2012
Repayment guarantees	$213	$219
Completion guarantees (1)	—	—
South Edge guarantee (2)	13,243	13,243
Total guarantees	$13,456	$13,462

(1)
As our completion guarantees are typically backed by funding from a third party, we do not believe these guarantees represent a potential cash obligation for us, as they require only non-financial performance.

(2)	As discussed in Note 13, we dispute the enforceability of this guarantee, and ultimate resolution of this matter will be addressed through litigation and/or settlements.
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of March 31, 2013 and December 31, 2012 is presented in the table above (excluding any potential recoveries from the joint venture’s land assets).
Completion Guarantees. If there is development work to be completed, we and our joint venture partners are also typically obligated to the project lender(s) to complete construction of the land development improvements if the joint venture does not perform the required development. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders are generally obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured indemnities to joint venture project lenders. These indemnities generally obligate us to reimburse the project lenders only for claims and losses related to matters for which such lenders are held responsible and our exposure under these indemnities is limited to specific matters such as environmental claims. A part of our project acquisition due diligence process is to determine potential environmental risks and generally we or the joint venture entity obtain an independent environmental review. Per the guidance of ASC 460-10, Guarantees, we believe these guarantees are either not applicable or not material to our financial results.
Surety Bonds. We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications under the bond have been met. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called or if called, that any such amounts would be material to us. See the table in Note 1 for more information on our surety bonds.
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. Except as noted above and in Note 13 to these unaudited consolidated financial statements, as of March 31, 2013 and December 31, 2012, we did not have any such reserves.
See Note 13 regarding outstanding litigation related to a joint venture project known as “South Edge” or "Inspirada" and the corresponding reserves and charges we have recorded relating thereto.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At March 31, 2013	At December 31, 2012
Assets:
Cash	$5,161	$7,650
Real estate	36,584	36,626
Other assets	2,688	3,478
Total assets	$44,433	$47,754
Liabilities and equity:
Accounts payable and other liabilities	$4,330	$4,748
Notes and mortgages payable	13,986	14,001
Equity of:
Meritage (1)	8,611	9,631
Other	17,506	19,374
Total liabilities and equity	$44,433	$47,754

	Three Months Ended
	March 31,
	2013	2012
Revenue	$6,404	$3,843
Costs and expenses	(2,377)	(2,037)
Net earnings of unconsolidated entities	$4,027	$1,806
Meritage’s share of pre-tax earnings (1)(2)(3)	$2,634	$1,423

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (3) below and (iv) the cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero and where we have no commitment to fund additional losses.

(2)	The joint venture financial statements above represent the most recent information available to us.

(3)
Our share of pre-tax earnings is recorded in “Earnings from financial services unconsolidated entities and other, net” and “Earnings/(loss) from other unconsolidated entities, net” on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities include $0.8 million at March 31, 2013 and December 31, 2012, related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture’s equity. These amounts are amortized as the assets of the respective joint ventures are sold. A de minimis amount of amortization was recorded for these assets in the first three months of 2013 with no amortization recorded for the same period in 2012.
The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, two mortgage ventures, one title venture and various inactive ventures in which we have a total investment of $10.9 million. As of March 31, 2013, we believe these ventures are in compliance with their respective debt agreements, if applicable, and except for $213,000 of our limited repayment guarantees as discussed above, the joint venture debt reflected above is non-recourse to us.

NOTE 5 — SENIOR, SENIOR SUBORDINATED, CONVERTIBLE SENIOR NOTES AND OTHER BORROWINGS

Senior, senior subordinated, convertible senior notes and other borrowings consist of the following (in thousands):

	At March 31, 2013	At December 31, 2012
7.731% senior subordinated notes due 2017	$83,125	$99,825
4.50% senior notes due 2018	175,000	—
7.15% senior notes due 2020. At March 31, 2013 and December 31, 2012, there was approximately $3,406 and $3,528 in unamortized discount, respectively	196,594	196,472
7.00% senior notes due 2022	300,000	300,000
1.875% convertible senior notes due 2032	126,500	126,500
$125 million unsecured revolving credit facility	—	—
	$881,219	$722,797
The indentures for our 7.731% senior subordinated notes contain covenants that require maintenance of certain minimum financial ratios, place limitations on investments we can make and the payment of dividends and redemptions of equity, and limit the incurrence of additional indebtedness, asset dispositions, mergers, certain investments and creations of liens, among other items. As of March 31, 2013, we believe we were in compliance with our covenants. The indentures for our 4.50%, 7.15% and 7.00% senior notes (collectively, "the senior notes") contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. The covenants contained in the senior notes are generally no more restrictive, and in many cases less restrictive, than the covenants contained in the indenture for the 7.731% senior subordinated notes. Our convertible senior notes do not have any financial covenants.

Borrowings under the unsecured revolving credit facility are subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. no amounts were drawn under the Credit Facility as of March 31, 2013 and March 31, 2012.
In March 2013, we completed an offering of $175 million aggregate principal amount of 4.50% Senior Notes due 2018. Concurrent with this offering, we announced a tender offer to repurchase any or all of our 7.731% Senior Subordinated Notes due 2017 ("2017 Notes") and subsequently issued a call offer to repurchase any and all remaining notes not tendered. As a result of the tender offer, as of March 31, 2013, we had repurchased $16.7 million of the $99.8 million outstanding. Subsequent to quarter-end, we retired the remaining untendered 2017 Notes through the call for redemption. The debt redemption transactions resulted in $0.7 million of expense in the first quarter of 2013 reflected as Loss on early extinguishment of debt in our consolidated statements of operations and our April 2013 call is expected to result in additional charges on early extinguishment of debt of approximately $3.0 million.
Obligations to pay principal and interest on our notes listed in the table above are guaranteed by all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor will be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are nonguarantor subsidiaries, if any, are, individually and in the aggregate, inconsequential.

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
Due to our quarterly review of our long-lived real-estate assets as described in Note 2, we consider the carrying amounts of real-estate assets subject to current period impairments to approximate fair value, although all such adjustments for the quarters ended March 31, 2013 and March 31, 2012 were considered immaterial.
     Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

		March 31, 2013		December 31, 2012
	Hierarchy	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.731% senior subordinated notes	Level 2	$83,125	$85,519	$99,825	$102,950
4.50% senior notes	Level 2	$175,000	$174,563	N/A	N/A
7.15% senior notes	Level 2	$200,000	$223,000	$200,000	$220,760
7.00% senior notes	Level 2	$300,000	$334,140	$300,000	$328,500
1.875% convertible senior notes	Level 2	$126,500	$142,629	$126,500	$127,449
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 7 — EARNINGS/(LOSS) PER SHARE
Basic and diluted earnings/(loss) per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Basic weighted average number of shares outstanding	35,798	32,634
Effect of dilutive securities:
Convertible debt (1)	2,176	N/A
Stock options and unvested restricted stock (2)	466	—
Diluted weighted average shares outstanding	38,440	32,634

Net earnings/(loss) as reported	$12,041	$(4,754)
Interest attributable to convertible senior notes, net of income taxes	365	0
Net earnings/(loss) for earnings/(loss) per share	$12,406	$(4,754)
Basic earnings/(loss) per share	$0.34	$(0.15)
Diluted earnings/(loss) per share (1) (2)	$0.32	$(0.15)
Antidilutive stock options not included in the calculation of diluted income per share	271,155	1,610

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
NOTE 8 — STOCKHOLDERS’ EQUITY
A summary of changes in shareholders’ equity is presented below:

	Three Months Ended March 31, 2013
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2012	35,613	$356	$390,249	$303,605	$—	$694,210
Net earnings	—	—	—	12,041	—	12,041
Exercise of stock options	122	1	3,077	—	—	3,078
Tax valuation adjustment related to stock compensation expense	—	—	464	—	—	464
Equity award compensation expense	—	—	1,844	—	—	1,844
Issuance of restricted stock	275	3	(3)	—	—	—
Balance at March 31, 2013	36,010	$360	$395,631	$315,646	$—	$711,637

	Three Months Ended March 31, 2012
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	40,377	$404	$478,839	$198,442	$(188,773)	$488,912
Net loss	—	—	—	(4,754)	—	(4,754)
Exercise of stock options	69	1	1,054	—	—	1,055
Equity award compensation expense	—	—	1,653	—	—	1,653
Issuance of restricted stock	194	1	(1)	—	—	—
Balance at March 31, 2012	40,640	$406	$481,545	$193,688	$(188,773)	$486,866

NOTE 9 — STOCK-BASED COMPENSATION
We have a stock compensation plan, the 2006 Stock Option Plan (the “Plan”), that was adopted in 2006, and superceded a prior stock compensation plan that has been amended from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 8,950,000 shares of common stock, of which 916,871 shares remain available for grant at March 31, 2013. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are typically granted with a five-year ratable vesting period. Non-vested stock awards granted to our executive management team and our Board of Directors are typically granted with a three-year ratable vesting period, and a three-year cliff vesting for performance-based awards.
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
Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock-based compensation expense	$1,844	$1,653
Non-vested shares granted	332,100	349,250
Performance-based non-vested shares granted	62,500	56,250
Stock options exercised	122,273	68,700
Restricted stock awards vested (includes performance-based awards)	274,600	193,616

We did not grant any stock option awards during the three months ended March 31, 2013 or March 31, 2012. The following table includes additional information regarding the Plan (dollars in thousands):

	As of
	March 31, 2013	December 31, 2012
Unrecognized stock-based compensation cost	$23,868	$13,072
Weighted average years remaining vesting period	2.84	2.17
Total equity awards outstanding (1)	1,587,662	1,615,235

(1)    Includes vested and unvested options outstanding and unvested restricted stock awards
NOTE 10 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Federal	$3,775	$—
State	659	180
Total	$4,434	$180
The effective tax rate for the three months ended March 31, 2013 is 26.9% and reflects the benefit of energy tax credits as discussed below. Due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), the effective tax rate in 2012 is not meaningful as there is no correlation between the effective tax rate and the amount of pre-tax loss for that period.
At March 31, 2013 and December 31, 2012, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
In accordance with ASC 740-10, Income Taxes, we determine our net deferred tax assets by taxing jurisdiction. We evaluate our net deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives.
We recorded a full valuation allowance against all of our net deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at that time. During the second quarter of 2012, we determined that the positive evidence exceeded the negative evidence in the tax jurisdiction of Florida and that it was more likely than not that most of the deferred tax assets and NOL carryovers for the Florida jurisdiction would be realized. In the fourth quarter of 2012, we reversed the valuation allowance against our federal deferred tax assets and those in most of our state jurisdictions because the weight of the positive evidence in those jurisdictions exceeded that of the negative evidence. However, we retained a non-cash valuation allowance for certain states which have shorter carryforward periods for utilization of NOL carryovers or lower current earnings relative to their NOL carryforward balance.
We continue to evaluate the remaining valuation allowance for these state jurisdictions to determine if sufficient positive evidence indicates that it is more likely than not that an additional portion of the underlying state NOL carryforwards should be able to be realized.
At March 31, 2013 and December 31, 2012, we had a valuation allowance against deferred tax assets as follows (in thousands):

	March 31, 2013	December 31, 2012
State	8,560	8,666
Total valuation allowance	$8,560	$8,666

Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At March 31, 2013, we had a federal NOL carryforward benefit of $9.1 million that expires in 2031 and federal tax credit carryforwards of $6.4 million which begin to expire in 2030. At March 31, 2013, we also had tax benefits for state NOL carryforwards of $17.8 million that expire at various times from 2013 to 2031 depending on the state jurisdiction.
At March 31, 2013, we have income taxes payable of $1.0 million, which primarily consists of current state tax accruals as well as tax and interest amounts that we expect to pay within one year for having amended prior-year tax returns. This amount is recorded in accrued liabilities in the accompanying balance sheet at March 31, 2013.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2008. We are not subject to any federal or state income tax examination at this time.
The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of March 31, 2013, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (the “Act”), which the President signed into law on January 2, 2013. The Act extended certain tax provisions which have a retroactive effect on 2012. Among other things, the Act extended for two years the availability of a business tax credit under IRC §45L for building new energy efficient homes which originally was set to expire at the end of 2011. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax effected benefit of approximately $2.1 million in the first quarter of 2013 related to the extension of the IRC §45L tax credit for the qualifying new energy efficient homes that we sold in 2012 and the first quarter of 2013. Additional IRC §45L credits for homes sold in 2012 and 2013 will be recognized in future periods if we determine that we quality for them after completing a more in-depth analysis.
NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash paid during the period for:
Interest, net of interest capitalized	$6,349	$7,863
Income taxes	$2	$2
Non-cash operating activities:
Real estate not owned	$—	$1,025
NOTE 12 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have seven homebuilding operating segments (the seven states in which we operate) within our homebuilding business. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics and geographical proximity. In the latter part of 2012, management's evaluation of segment reporting led to a re-grouping of our homebuilding segments to more closely align them into long-term expected profitability trends and, accordingly, all prior year segment financial information has been updated to reflect our new aggregation. Our current reportable homebuilding segments are as follows:
West:       Arizona, California, Colorado and Nevada
Central:  Texas
East:       Florida and the Carolinas

Management's evaluation of homebuilding segment performance is based on segment operating income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Business and Summary of Significant Accounting Policies.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented. The following segment information is in thousands:

	Three Months Ended
	March 31,
	2013	2012
Homebuilding revenue (1):
West	$189,205	$94,701
Central	90,789	71,979
East	56,441	37,670
Consolidated total	336,435	204,350
Homebuilding segment operating income:
West	19,163	3,241
Central	2,380	316
East	3,236	2,806
Total homebuilding segment operating income	24,779	6,363
Financial services profit	3,056	1,581
Corporate and unallocated (2)	(5,847)	(4,825)
Loss from other unconsolidated entities, net	(155)	(183)
Interest expense	(5,128)	(7,371)
Other income/(expense), net	470	(139)
Loss on early extinguishment of debt	(700)	—
Earnings/(loss) before income taxes	$16,475	$(4,574)

(1)
Homebuilding revenue includes the following land closing revenue, by segment: three months ended March 31, 2013— $5.6 million in the West Region, $0.1 million in the Central Region; three months ended March 31, 2012— $0.3 million in the Central Region.

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding reporting segments.

	At March 31, 2013
	West	Central	East	Financial Services	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$2,039	$5,858	$3,424	$—	$—	$11,321
Real estate	660,286	318,961	172,892	—	—	1,152,139
Investments in unconsolidated entities	319	9,589	39	—	1,002	10,949
Other assets	30,372	155,002	16,562	506	394,134	596,576
Total assets	$693,016	$489,410	$192,917	$506	$395,136	$1,770,985

	At December 31, 2012
	West	Central	East	Financial Services	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$4,419	$7,168	$2,764	$—	$—	$14,351
Real estate	647,316	305,100	160,771	—	—	1,113,187
Investments in unconsolidated entities	365	10,645	16	—	1,059	12,085
Other assets	24,935	132,546	25,914	297	252,247	435,939
Total assets	$677,035	$455,459	$189,465	$297	$253,306	$1,575,562

(1)    Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. We have reserved approximately $16.2 million related to non-warranty related litigation and asserted claims, which includes reserves for the Joint Venture Litigation discussed below. In addition, our $21.4 million warranty reserve includes accruals for all construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
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
In March 2012, Inspirada Builders, LLC, as Estate Representative of South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. seeking: (1) $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for an alleged failure to pay the amounts Meritage Homes of Nevada fully tendered but South Edge rejected in April 2008; and (2) $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (the new owner of the project and which is owned by the four builders identified above). The $13.5 million component of this claim represents the same alleged obligation and amount that is the subject of the above described pending $13.2 million repayment guarantee litigation between us and JP Morgan. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against each of the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. These claims are currently pending, and the arbitration hearing will likely be concluded sometime in 2013. In connection with the on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for these matters. Our 3.53% investment in the venture has been previously fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse affect on our financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook

Throughout the first three months of 2013, the overall housing market's positive momentum continued, as evidenced by continued excellent housing affordability based on historical metrics, decreasing inventory home levels in many markets, and increasing consumer confidence levels. Increased interest and traffic in our communities have resulted in positive order trends in all of our active divisions, given that in many areas of the country, housing demand seems to be greater than the supply of homes available for sale.

Capitalizing on the healthier market conditions, we continue to differentiate ourselves from our competition by offering exciting and desirable new plans that highlight the benefits of our industry-leading energy efficient homes that are situated in well-located communities in many of the top real-estate markets in the United States. We also offer our buyers the ability to personalize their homes and we provide a home warranty, further setting us apart from the competition we face with resale homes. Overall, our positive results during the first three months of 2013 have strengthened our financial position, with solid improvements in all of our key operating metrics.
Company Actions and Positioning
As the homebuilding market continues to rebound, we are focusing on growing community count and increasing profitability while managing our orders volume and revenue, and maintaining a strong balance sheet. To help meet these goals we continue to execute on the following initiatives:

•	Acquiring and developing lots in markets we deem key to our success in order to maintain and grow our lot supply and active community count; growing controlled lots by 22.1%;

•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers' demands in each community, tailoring our pricing, product and amenities offered;

•
Continuing to innovate and promote the Meritage Green energy efficiency program, where every new home we construct, at a minimum, meets ENERGY STAR® standards, certified by the U.S. Environmental Protection Agency, for indoor air quality, water conservation and overall energy efficiency;

•	Adapting sales and marketing efforts to generate additional traffic and successfully compete with resale homes;

•	Focusing our purchasing efforts to manage cost increases as homebuilding recovers and demand rises;

•	Growing our inventory balance while ensuring sufficient liquidity through exercising tight control over cash flows;

•	Striving for excellence in construction; and monitoring our customers' satisfaction as measured by survey scores and working toward improving them based on the results of the surveys.
We also continue to opportunistically access the capital markets through various debt and equity transactions, providing additional liquidity, extending our debt maturities and strengthening our balance sheet.

In addition to the initiatives listed above, we are continually evaluating opportunities for expansion into new markets that indicate positive long-term growth trends. We are looking to redeploy our capital into projects both within our geographic footprint and through entry into new markets. In connection with these efforts, over the last several years we announced our entry into the Raleigh-Durham and Charlotte, North Carolina and Tampa, Florida markets and our wind-down of operations in the Las Vegas, Nevada market. We are now sold out of the Las Vegas market and we are only completing delivery on sold homes and providing on-going warranty support for our homeowners. The Charlotte, North Carolina market commenced operations in the last quarter of 2012 and contributed its first closings in the first quarter of 2013.

In the first quarter of 2013, we opened 24 new communities while closing out 14 communities, ending the quarter with 168 active communities. We expect active community growth will be at a more tempered pace as we are closing out older, shorter lived communities while our replacement communities require a longer lead time to allow for development activities as more of our acquisitions are from a higher percentage of undeveloped land. We expect to end the year with 185 actively-selling communities.
We also continued to take steps to strengthen our balance sheet and extend debt maturities through debt transactions. In March 2013, we concurrently issued $175.0 million of 4.50% senior notes due 2018 and redeemed $16.7 million of our $99.8 million senior subordinated notes due 2017. We redeemed the remaining balance of these notes in April 2013. (See Note 5 to the accompanying unaudited consolidated financial statements for further discussion.)
Summary Company Results
We experienced strong operating and financial performance in the first quarter of 2013. We believe a significant portion of our overall improving trends are attributable to investments in new communities in desirable submarkets, coupled with our Meritage Green energy efficiency initiatives as well as an improving housing market. We continue to succesfully initiate price increases in a majority of our communities based on the demonstrated strength of such initiatives and to date, we have been able to more than offset construction cost increases, improving our bottom-line results. We continue to focus on growing our land positions and increasing our active community count to meet the additional demand we are experiencing in most of our markets.
In the first quarter of 2013, we recorded 1,547 orders and 1,052 closings, increases of 35.2% and 38.6%, respectively over the first quarter of 2012. The positive trends in volume are coupled with an increase in our orders per average active community up 26.7% versus the same period in 2012 and up 35.7%, consecutively from the fourth quarter of 2012, to 9.5 orders per average active community. Our improved beginning backlog and the increase in orders both contributed to an ending backlog of 1,967 units valued at $669.0 million, our highest backlog value since the second quarter of 2008. We believe these results are indicative of increased housing demand and consumer confidence, which should translate into higher revenues and profitability moving forward. We believe our current operating results indicate a recovering and stronger housing market and we further believe the housing market will continue to strengthen barring any drastic decline in the overall economy.
Total home closing revenue was $330.7 million for the three months ended March 31, 2013, increasing 62.1% from the same period last year. The increase is mainly driven by the 293 additional closing units for the quarter ended March 31, 2013 as compared to the same period last year, further aided by a 17.0% increase in average sales prices of $45,600, increasing total revenue by $126.7 million over prior year. The increased sales prices were mainly due to a shift in order mix to larger homes and to states with generally higher average home prices. We reported net income of $12.0 million for the three months ended March 31, 2013, as compared to net loss of $4.8 million for the same period in 2012. Our 2013 income includes a $0.7 million loss from early extinguishment of debt; there were no such charges in 2012. We expect improving bottom-line results for the remainder of the year, as indicated by our higher ending backlog, improved orders pace and average sales prices.
At March 31, 2013, our backlog of $669.0 million reflects an increase of 89.4% or $315.8 million, when compared to backlog at March 31, 2012. The improvement reflects a 35.2% increase in unit orders, as well as higher average sales prices on home orders of 24.8% for the three months ended March 31, 2013, as compared to the same period a year ago. In the first quarter of 2013, we were also able to maintain a low cancellation rate on home orders at 11% of gross orders as compared to 15% in the same period a year ago.
Land Closing Revenue and Gross Profit
From time to time, we sell certain land parcels to other homebuilders, developers or investors if we believe the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $5.7 million for the three months ending March 31, 2013 as compared to $328,000 for the three months ending March 31, 2012. The majority of the land sales are related to the divestiture of assets in Nevada associated with the wind-down of our operations in that market.

Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance sheet arrangements, and share-based payments. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2013 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2012 Annual Report on Form 10-K.

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
Home Closing Revenue

	Three Months Ended		Quarter over
	March 31,		Quarter
	2013	2012	Chg $	Chg %
Total
Dollars	$330,710	$204,022	$126,688	62.1%
Homes closed	1,052	759	293	38.6%
Avg sales price	$314.4	$268.8	$45.6	17.0%
West Region
Arizona
Dollars	$57,149	$38,899	$18,250	46.9%
Homes closed	192	142	50	35.2%
Avg sales price	$297.7	$273.9	$23.8	8.7%
California
Dollars	$90,642	$33,306	$57,336	172.1%
Homes closed	228	97	131	135.1%
Avg sales price	$397.6	$343.4	$54.2	15.8%
Colorado
Dollars	$32,204	$21,300	$10,904	51.2%
Homes closed	94	64	30	46.9%
Avg sales price	$342.6	$332.8	$9.8	2.9%
Nevada
Dollars	$3,569	$1,196	$2,373	198.4%
Homes closed	16	6	10	166.7%
Avg sales price	$223.1	$199.3	$23.8	11.9%
West Region Totals
Dollars	$183,564	$94,701	$88,863	93.8%
Homes closed	530	309	221	71.5%
Avg sales price	$346.3	$306.5	$39.8	13.0%
Central Region - Texas
Central Region Totals
Dollars	$90,705	$71,651	$19,054	26.6%
Homes closed	354	317	37	11.7%
Avg sales price	$256.2	$226.0	$30.2	13.4%
East Region
Carolinas
Dollars	$14,215	$6,547	$7,668	117.1%
Homes closed	40	18	22	122.2%
Avg sales price	$355.4	$363.7	$(8.3)	(2.3)%
Florida
Dollars	$42,226	31,123	$11,103	35.7%
Homes closed	128	115	13	11.3%
Avg sales price	$329.9	270.6	$59.3	21.9%
East Region Totals
Dollars	$56,441	$37,670	$18,771	49.8%
Homes closed	168	133	35	26.3%
Avg sales price	$336.0	$283.2	$52.8	18.6%

Home Orders (1)

	Three Months Ended		Quarter over
	March 31,		Quarter
	2013	2012	Chg $	Chg %
Total
Dollars	$520,403	$308,329	$212,074	68.8%
Homes ordered	1,547	1,144	403	35.2%
Avg sales price	$336.4	$269.5	$66.9	24.8%
West Region
Arizona
Dollars	$97,708	$59,612	$38,096	63.9%
Homes ordered	318	249	69	27.7%
Avg sales price	$307.3	$239.4	$67.9	28.4%
California
Dollars	$133,631	$62,647	$70,984	113.3%
Homes ordered	314	187	127	67.9%
Avg sales price	$425.6	$335.0	$90.6	27.0%
Colorado
Dollars	$56,795	$30,313	$26,482	87.4%
Homes ordered	141	91	50	54.9%
Avg sales price	$402.8	$333.1	$69.7	20.9%
Nevada
Dollars	$5,506	$1,456	$4,050	278.2%
Homes ordered	23	8	15	187.5%
Avg sales price	$239.4	$182.0	$57.4	31.5%
West Region Totals
Dollars	$293,640	$154,028	$139,612	90.6%
Homes ordered	796	535	261	48.8%
Avg sales price	$368.9	$287.9	$81.0	28.1%
Central Region - Texas
Central Region Totals
Dollars	$131,130	$108,863	$22,267	20.5%
Homes ordered	503	463	40	8.6%
Avg sales price	$260.7	$235.1	$25.6	10.9%
East Region
Carolinas
Dollars	$26,886	$12,079	$14,807	122.6%
Homes ordered	69	33	36	109.1%
Avg sales price	$389.7	$366.0	$23.7	6.5%
Florida
Dollars	$68,747	$33,359	$35,388	106.1%
Homes ordered	179	113	66	58.4%
Avg sales price	$384.1	$295.2	$88.9	30.1%
East Region Totals
Dollars	$95,633	$45,438	$50,195	110.5%
Homes ordered	248	146	102	69.9%
Avg sales price	$385.6	$311.2	$74.4	23.9%

(1)
Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2013		2012
	Beginning	Ending	Beginning	Ending
Active Communities
Total	158	168	157	150
West Region
Arizona	38	40	37	32
California	17	15	20	21
Colorado	12	11	10	8
Nevada	1	—	2	2
West Region Total	68	66	69	63
Central Region - Texas	65	69	67	67
Central Region Total	65	69	67	67
East Region
Carolinas	7	11	3	4
Florida	18	22	18	16
East Region Total	25	33	21	20

	Three Months Ended
	March 31,
Cancellation Rates (1)	2013	2012
Total	11%	15%
West Region
Arizona	8%	9%
California	10%	15%
Colorado	7%	10%
Nevada	8%	33%
West Region Total	9%	12%
Central Region - Texas	16%	15%
Central Region Total	16%	15%
East Region
Carolinas	6%	6%
Florida	11%	29%
East Region Total	9%	25%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross order units for the same period.

Order Backlog (1)

	At March 31,		Year over Year
	2013	2012	Chg $	Chg %
Total
Dollars	$668,959	$353,161	$315,798	89.4%
Homes in backlog	1,967	1,300	667	51.3%
Avg sales price	$340.1	$271.7	$68.4	25.2%
West Region
Arizona
Dollars	$121,375	$65,945	$55,430	84.1%
Homes in backlog	375	265	110	41.5%
Avg sales price	$323.7	$248.8	$74.9	30.1%
California
Dollars	$167,577	$56,989	$110,588	194.1%
Homes in backlog	401	172	229	133.1%
Avg sales price	$417.9	$331.3	$86.6	26.1%
Colorado
Dollars	$74,680	$32,506	$42,174	129.7%
Homes in backlog	189	97	92	94.8%
Avg sales price	$395.1	$335.1	$60.0	17.9%
Nevada
Dollars	$5,042	$1,336	$3,706	277.4%
Homes in backlog	21	7	14	200.0%
Avg sales price	$240.1	$190.9	$49.2	25.8%
West Region Totals
Dollars	$368,674	$156,776	$211,898	135.2%
Homes in backlog	986	541	445	82.3%
Avg sales price	$373.9	$289.8	$84.1	29.0%
Central Region - Texas
Central Region Totals
Dollars	172,742	130,706	42,036	32.2%
Homes in backlog	649	542	107	19.7%
Avg sales price	$266.2	$241.2	$25.0	10.4%
East Region
Carolinas
Dollars	$30,012	$14,148	$15,864	112.1%
Homes in backlog	78	39	39	100.0%
Avg sales price	$384.8	$362.8	$22.0	6.1%
Florida
Dollars	$97,531	$51,531	$46,000	89.3%
Homes in backlog	254	178	76	42.7%
Avg sales price	$384.0	$289.5	$94.5	32.6%
East Region Totals
Dollars	$127,543	$65,679	$61,864	94.2%
Homes in backlog	332	217	115	53.0%
Avg sales price	$384.2	$302.7	$81.5	26.9%

(1)	Our backlog represented net orders that have not yet closed.

Operating Results
Companywide. Home closings revenue for the three months ended March 31, 2013 increased 62.1% to $330.7 million on 1,052 units when compared to the prior year, due to a 293-unit increase in units closed and a $45,600 increase in average closing price. Home orders also increased significantly to $520.4 million on 1,547 units for the first three months in 2013 as compared to $308.3 million on 1,144 units in the 2012 period, reflecting increased average sales prices of $66,900, or 24.8%, and our lower cancellation rate of 11% as compared to 15% in 2012. This improved demand resulted in a 667-unit, or 51.3%, increase in our year-end backlog, ending March 31, 2013 with 1,967 homes as compared to 1,300 homes at March 31, 2012. Additionally, the increase in the value of orders in backlog at March 31, 2013 increased 89.4% due to a $68,400 or 25.2% increase in average sales price versus the same period a year ago. Our improved closings revenues and orders results reflect our ability to capitalize on the increased demand the housing market is experiencing, while benefiting from our successful land positions, desirable home designs and industry-leading energy efficiency innovations. Our average price increase was a result of a shift in our mix to higher priced markets and states and attractive closer-in locations, as well as our overall ability to implement sales price increases in many communities, which we believe is indicative of the desirability of our homes and community locations. Our active community count increased to 168 communities as of March 31, 2013 as compared to 150 at March 31, 2012.
West. In the first three months of 2013, home closings rose to 530 units, an increase of 71.5% over prior year, with a value of $183.6 million, an increase of $88.9 million or 93.8%, attributable to 221 additional units closed, from the same period in 2012. Orders per average community increased 68.1% from 4.7 in 2012 to 7.9 in 2013, which led to a 261-unit or $139.6 million increase in orders as compared to 2012, resulting in an ending backlog in the Region of 445 additional units, an 82.3% increase. These results, coupled with the $84,100 increase in average sales price, led to ending backlog in the Region valued at $368.7 million on 986 units. We believe the desirability of our community locations and the Meritage Green product offering helped drive demand, which positively impacted the overall performance of this Region, and California in particular, although each of our markets experienced significant growth compared to the prior year.
We believe that improved demand and consumer confidence in California and Arizona are at least partially the result of significantly-increased affordability created by the decline in home prices and pent-up demand from recession-related home price decreases in these states. Orders average per active community in California for the first quarter of 2013 increased 115.4% over the prior year, a strong indicator that this market is experiencing a recovery that is translating to our best comparative trends. The increases in orders per average community led to faster sell out of, and a drop in, the number of actively selling communities in California, from 21 at March 31, 2012 to16 in 2013, which we are actively working to replenish.

We further believe the successes in California, Arizona and Colorado are a testament to our strategy that emphasizes well-located lot and land positions, innovative product design and our energy-efficient features. Arizona volumes for the first three months ended March 31, 2013 increased in both closings and orders by 35.2% and 27.7%, respectively over the same period a year ago, with recent significant pricing power as consumer confidence in the homebuilding market increased. Arizona results generated a 28.4%, or $67,900 increase in average sales price per home on orders, which aided the overall increase in order dollars and backlog to $97.7 million and $121.4 million, respectively. Colorado contributed 94 closings and $32.2 million of associated revenue, a 51.2% increase in revenue over the same period a year ago. Colorado also experienced an increase in orders year over year, rising to $56.8 million on 141 units, an 87.4% and 54.9% respective increase over the three months ended March 31, 2012 with the average sales price increasing $69,700 on orders. This directly contributed to the increase in backlog order value in Colorado of 129.7% versus 2012, ending the quarter with 189 homes valued at $74.7 million. The bolstered orders and backlog in Colorado year over year are due both to an increase in the number of actively-selling communities of 11 at March 31, 2013 versus 8 at March 31, 2012 and also to a 21.8% increase in orders pace.

Nevada closings and orders were up 166.7% and 187.5%, respectively, with 16 units closed in the first three months of 2013 as compared to six in 2012. As previously discussed, we wound down our operations in Nevada and have no actively-selling communities remaining and are only completing home construction and servicing warranty calls. We expect to complete all construction activity in Nevada in 2013.
Central. The Central Region, made up of our Texas markets, closed 354 units totaling $90.7 million in revenues in the first three months of 2013, an 11.7% increase in units as compared to those reported in the same period in 2012. Texas remained our largest volume market in the country during the first quarter of 2013, experiencing an increase in orders to 503 units as compared to 463 units for the same period a year ago. The orders increases were achieved mainly due to more desirable community locations and product offerings as evidenced by our 8.7% increase in orders per average community over the prior year.

The Central Region's increase in orders in the first three months of 2013, aided by a $25,600 average sales price increase on orders, contributed to a higher-ending backlog value of $172.7 million, an increase of $42.0 million or 32.2% as compared to the same period a year ago. As the decline in the homebuilding market in Texas was not as extreme as in other locations during the past recession, the improvements in these markets has been and is expected to continue to be more tempered than those we are experiencing in the markets that were hardest hit in the downturn.
East. Our East Region generated 168 closings with $56.4 million of home revenue in the first quarter of 2013, a 26.3% and 49.8% increase, respectively, from the same period in 2012. The Region also experienced impressive results in orders generating $50.2 million of additional order dollars, due to both a 69.9% increase in units as well as a $74,400 increase in average sales price year over year. This is mainly attributable to our 41.5% increase in the number of average actively selling communities with the addition of our new markets in Raleigh, Charlotte and Tampa. We also experienced a 21.1% increase in orders per average community of 8.6 over 7.1, which we believe is indicative of the high demand for new homes in this market. The Florida market was the largest contributor to the Region's results, although operations in the Carolinas contributed 40 units, or $14.2 million in closings and 69 units, or $26.9 million, in order volume from 11 actively-selling communities at March 31, 2013.

The performance in this Region is a testament to our commitment of expanding our geographical footprint through entry into highly sought-after markets with strong buyer demand. Our focus and efforts have been supported by strong orders growth in the Region and some of our highest average sales prices in the country. We ended March 2013 with 332 units in backlog in the Region valued at $127.5 million, 53.0% and 94.2% increases over 2012, respectively.
Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2013		2012
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit
Total	$64,360	19.5%	$35,113	17.2%

West	$38,628	21.0%	$15,283	16.1%

Central	$15,122	16.7%	$11,983	16.7%

East	$10,610	18.8%	$7,847	20.8%

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
Home closing gross profit increased to a margin of 19.5% for the quarter ended March 31, 2013 as compared to 17.2% for the quarter ended March 31, 2012. We also experienced improvement in home closing gross profit sequentially from 18.4% in the fourth quarter of 2012. We have been successful in most of our markets maintaining and, in some markets, increasing gross profit despite direct cost increases experienced in the homebuilding industry recently. This is mainly attributable to sales price increases and construction overhead leverage as our volume has increased over the last several quarters. We believe that with our improving orders, sales price increases, and strong ending backlog numbers, we should continue to see gains in our gross profit throughout the remainder of 2013.
West. Our West Region home closing gross margin increased to 21.0% for the three months ended March 31, 2013 from 16.1% in the same period of 2012. Our margins increased significantly year over year as a result of price increases we have been able to implement in many communities due to improving market conditions, desirable community locations that appeal to our homebuyers, as well as overhead leverage experienced with increased volumes. The increase in this Region’s margins are inclusive of the negative impact the Nevada operations contributed as a result of our exiting that market. We expect to close out of our Nevada communities by the end of 2013.

Central. The Central Region’s 16.7% home closing gross margin for the three months ended March 31, 2013 is flat as compared to the same period of 2012. We were able to maintain our margin in this Region year over year is due to successful price increases that offset rising construction costs. The markets within our Central Region have historically reported lower gross margin results than our other markets.
East. This Region experienced home closing gross margins of 18.8% for the three months ended March 31, 2013 as compared to 20.8% for the same period in the prior year. Margins in this Region have decreased year-over-year as a result of our units mix, as we have closed out of some of the low land-basis, higher margin communities in Florida that were acquired during the homebuilding downturn, and have replenished our lot supply with higher priced lots that have impacted margins to some degree.
Financial Services Profit

	Three Months Ended
	March 31,
	2013	2012
Financial Services Profit	$3,056	$1,581

Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of pre-tax earnings from mortgage and title joint ventures. Included in this amount is both the pass through of earnings from the joint venture's most recently available financial statements as well as any accrued expected earnings for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The majority of our financial services profit stems from these mortgage and title joint ventures. In the future, we expect Carefree Title to comprise a greater portion of our financial services profit as it is currently still in its start-up phase and is not yet fully operational in all of our markets. Increases year over year are attributable to the increase in the number of closings processed through our joint ventures and our corresponding profit.

	Three Months Ended
	March 31,
	2013	2012
Commissions and Other Sales Costs
Dollars	$25,879	$18,977
Percent of home closing revenue	7.8%	9.3%
General and Administrative Expenses
Dollars	$19,724	$14,721
Percent of total closing revenue	5.9%	7.2%
Interest Expense
Dollars	$5,128	$7,371
Other (Income)/Expense, Net
Dollars	$(470)	$139
Loss on Early Extinguishment of Debt
Dollars	$700	$—
Provision for Income Taxes
Dollars	$4,434	$180
Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. As a percentage of home closing revenue, these costs dropped to 7.8% for the three months ended March 31, 2013, as compared to 9.3% for the three months ended March 31, 2012. The decrease in these costs as a percentage of home closing revenue for the three months ended March 31, 2013 versus 2012 is indicative of our ability to leverage these costs over our increasing revenue. The year-over-year dollars increase is primarily the result of our closing volume increase.
General and Administrative Expenses

General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. Due to the increase in revenue and improved operating leverage, these expenses decreased to 5.9% of total revenue for the three months ended March 31, 2013, as compared to 7.2% for the same period in 2012 growing 34.0% as compared to a 64.6% revenue growth. General and administrative expenses increased by $5.0 million in the three months ended March 31, 2013 as compared to the prior period, largely due to increased compensation costs driven by additional staffing and incentive compensation directly tied to operational metrics. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels.
Interest Expense
Interest expense is comprised of interest incurred but not capitalized. For the three months ended March 31, 2013, our non-capitalizable interest expense was $5.1 million as compared to $7.4 million for the same period in the prior year. The decrease in expense year over year is a result of a higher amount of active assets under development included in our inventory that qualify for interest capitalization, partially offset by increased interest from higher debt levels. While we anticipate our non-capitalizable interest expense will continue to decrease, we expect our eligible assets under construction to remain below our debt balance for the remainder of 2013, and therefore, we anticipate that we will continue to incur such interest charges for the remainder of this year.

Other Income/(Expense), Net
Other income/(expense), net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contract with us, and (iv) payments and awards related to legal settlements. We reported net other income for the three months ended March 31, 2013 of $470,000 as compared to net other expense for the same period last year of $139,000, primarily due to a legal settlement incurred in the first quarter of 2012.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three months ended March 31, 2013 is attributable to the charges associated with the tender of $16.7 million of our 2017 senior subordinated notes. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the notes. There were no such debt extinguishment charges for the three months ended March 31, 2012. See Note 5 for additional discussion.
Income Taxes
During the three months ended March 31, 2013, we reported an effective tax rate of 26.9% compared to (3.9)% for the same period a year ago. The 2013 effective tax rate reflects the benefit of energy tax credits. See Note 10 for additional discussion. Due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses, the effective tax rate in in 2012 is not meaningful as there is no correlation between the effective tax rate and the amount of pre-tax loss for that period.
Liquidity and Capital Resources
We ended the first quarter with $452.9 million of cash and cash equivalents, investments and securities, and restricted cash, a $157.4 million increase from December 31, 2012 primarily due to proceeds $175.0 million of newly issued debt. Our principal uses of capital for the three months ended March 31, 2013 were operating expenses, home construction, the payment of routine liabilities, and the acquisition of new and strategic lot positions. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth.

Operating Cash Flow Activities
During the three months ended March 31, 2013 and March 31, 2012, net cash used in operations totaled $0.1 million and $55.4 million, respectively. The near break-even of operating cash flows in the first three months of 2013 was primarily driven by the $12.0 million in net income and a $14.7 million increase in accounts payable and accrued liabilities offset by the $38.9 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction.
Net cash used in operations in the first three months of 2012 was primarily the result of our increase in real estate assets, attributable to land acquisition and development activities as well as an increase in home inventory under construction.

Investing Cash Flow Activities
During the three months ended March 31, 2013 and March 31, 2012, net cash used in investing activities totaled $5.5 million and $28.7 million, respectively. Cash used in investing activities in the first three months of 2013 is mainly attributable to the difference between the $44.0 million in maturities and $46.8 million in purchases of new investments and securities comprised of treasury securities and treasury-backed investments (see Note 1 for additional information relating to our investments and securities).
Net cash used in investing activities in the first three months of 2012 were also primarily related to the maturities and purchases of investments and securities of $50.0 million and $76.5 million, respectively.
Financing Cash Flow Activities
During the three months ended March 31, 2013 net cash provided by financing activities totaled $160.1 million. The net increase in financing cash is primarily the net result of our capital transactions. During the first three months ended March 31, 2013 we issued $175.0 million in senior notes and concurrently tendered $16.7 million of our 2017 senior subordinated notes, for a net cash outlay of $17.3 million.

During the three months ended March 31, 2012 net cash provided by financing activities totaled $1.0 million, as a result of proceeds collected from employee stock option exercises.
Overview of Cash Management
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count in strategic and attractive locations we deem key to our success. We are also using our cash on hand to fund operations in several of our new markets. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory will continue to exceed our cash generated by operations in the near term. During the first quarter of 2013, we closed 1,052 homes, purchased about 700 lots for $36.9 million, spent $38.3 million on land development, and started 1,308 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years.
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We continuously evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In addition to the capital transactions discussed above, in early April 2013, we called our remaining 2017 debt, resulting in an approximate $87.0 million cash outlay. After the April 2013 debt repayment, we have no debt maturities until 2018. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes.
In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. Accordingly, throughout 2011 and 2012, we announced our entry into the Raleigh-Durham, North Carolina market, and the Tampa, Florida market, with our most recent new entry market in Charlotte, North Carolina. Charlotte is the largest metropolitan area in North Carolina and the second largest banking center in the U.S. behind New York City, with a diversified industrial structure, low cost of business and a well-educated population base. It is positioned for long-term growth and expected to outpace the national average through 2015. We reported our first closings in Charlotte in the first quarter of 2013. These opportunities expand our footprint into new markets with positive growth potential and the ability to leverage our existing East Region resources.
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
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At March 31, 2013	At December 31, 2012
Senior, senior subordinated and senior convertible notes	$881,219	$722,797
Stockholders’ equity	711,637	694,210
Total capital	$1,592,856	$1,417,007
Debt-to-capital (1)	55.3%	51.0%
Senior, senior subordinated and senior convertible notes	$881,219	$722,797
Less: cash and cash equivalents, restricted cash, and investments and securities	(452,860)	(295,469)
Net debt	428,359	427,328
Stockholders’ equity	711,637	694,210
Total capital	$1,139,996	$1,121,538
Net debt-to-capital (2)	37.6%	38.1%

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

We have an automatically effective shelf registration statement on file with the Securities and Exchange Commission that can be used to register offerings of debt and equity securities we may offer.

Credit Facility Covenants
We were in compliance with all Credit Facility covenants as of March 31, 2013. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We had no borrowings drawn on the facility during the quarter ended March 31, 2013. Our actual financial covenant calculations as of March 31, 2013 are reflected in the table below:

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $467,702	$696,788
Leverage Ratio	< 60%	31%
Interest Coverage Ratio (1)	> 1.50	2.40
Minimum Liquidity (1)	> $48,014	$538,922
Investments other than defined permitted investments	< $229,036	$11,162
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

Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We expect this seasonal pattern to continue over the long-term, although it has been and may continue to be affected by the current recovery in the homebuilding industry.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "should," "could," “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include statements concerning our perceptions that the homebuilding cycle has stabilized and is improving; trends in the homebuilding industry in general, and our markets and results specifically; our perceptions about our exposure to loss with respect to our financial instruments and our intention to hold our investments and securities to maturity; expected debt extinguishment charges in the second quarter of 2013; our strategic initiatives; that underperforming or mothballed communities will not incur material impairments in the future; the timing of our wind down of operations in Nevada; the benefits of our land acquisition strategy and structures; our perceptions of the long-term attributes of the Charlotte market; our efforts to replace closed-out communities; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt agreements; expectations regarding our industry and our business in the remainder of 2013 and beyond, the demand for and the pricing of our homes including that we expect price increases to outpace construction cost increases; our land and lot acquisition strategy including our expansion plans relating to new markets; the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings (including the joint venture litigation relating to the South Edge joint venture) we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit (including contributions from Carefree Title), net earnings, number of active communities and future home inventories; our future cash needs; the expected vesting periods of unrecognized compensation expense; the benefits of our equity compensation program; that we may seek to raise additional debt and equity capital; we will continue to incur direct interest expense (versus capitalizing and amortizing through cost of closings); the sufficiency of our reserves and our support for our uncertain tax filings positions and timing of payments relating thereto; our intentions regarding the payment of dividends and the use of derivative contracts and the impact of seasonality and changes in interest rates.
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: weakness in the homebuilding market resulting from an unexpected setback in the current economic recovery; the availability of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; the availability and cost of materials and labor; adverse changes in tax laws that benefit our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; inflation in the cost of materials used to construct homes; the adverse effect of slower order absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; our potential exposure to natural disasters; competition; the adverse impacts of cancellations resulting from small deposits relating to our sales contracts; construction defect and home warranty claims; our success in prevailing on contested tax positions; our ability to preserve our deferred tax assets and use them within the statutory time limits; delays and risks associated with land development; our ability to obtain performance bonds in connection with our development work; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; the loss of key personnel; changes in or our failure to comply with laws and regulations; our lack of geographic diversification; fluctuations in quarterly operating results; our financial leverage and level of indebtedness; our ability to take certain actions because of restrictions contained in the indentures for our senior and senior subordinated notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of future acquisitions; government regulations and legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our “Green” technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors,” which can be found on our website.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2013 all of our debt is fixed rate and is made up of our $83.1 million in principal of our 7.731% senior subordinated notes due 2017 (which were fully repaid in April 2013), $175.0 million in principal of our 4.50% senior notes due 2018, $200.0 million in principal of our 7.15% senior notes due 2020, $300.0 million in principal of our 7.00% senior notes due 2022 and $126.5 million of our 1.875% convertible senior notes due 2032. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt. See Note 5 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended March 31, 2013.
We have not declared cash dividends for more than ten years, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

4.1	Indenture dated as of March 13, 2013 (re 4.50% senior notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on March 13, 2013

10.1	Registration Rights Agreement (re 4.50% senior notes due 2018)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 13, 2013

10.2	Amendment to Third Amended and Restated Employment Agreement for Steven J. Hilton	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2013

10.3	Amendment to Third Amended and Restated Employment Agreement for Larry W. Seay	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 29, 2013

10.4	Amendment to the Amended and Restated Employment Agreement for C. Timothy White	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 29, 2013

10.5	Amendment to the Amended and Restated Employment Agreement for Steven Davis	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 29, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements. *

(1)    Management contract or compensatory plan

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of May 2013.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/	LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Indenture dated as of March 13, 2013 (re 4.50% senior notes due 2018)

10.1	Registration Rights Agreement (re 4.50% senior notes due 2018)

10.2	Amendment to Third Amended and Restated Employment Agreement for Steven J. Hilton

10.3	Amendment to Third Amended and Restated Employment Agreement for Larry W. Seay

10.4	Amendment to the Amended and Restated Employment Agreement for C. Timothy White

10.5	Amendment to the Amended and Restated Employment Agreement for Steven Davis

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements. *

*
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