Form 10-Q
period 2013-06-30
Meritage Homes CORP
filed 2013-08-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
 ___________________________________________________________
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
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of July 31, 2013: 36,216,251

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$218,019	$170,457
Investments and securities	91,988	86,074
Restricted cash	43,265	38,938
Other receivables	30,246	20,290
Real estate	1,227,229	1,113,187
Deposits on real estate under option or contract	21,712	14,351
Investments in unconsolidated entities	10,698	12,085
Property and equipment, net	17,013	15,718
Deferred tax asset	77,279	77,974
Prepaid expenses and other assets	30,028	26,488
Total assets	$1,767,477	$1,575,562
Liabilities:
Accounts payable	$68,662	$49,801
Accrued liabilities	124,353	96,377
Home sale deposits	25,566	12,377
Senior, senior subordinated, convertible senior notes and other borrowings	798,215	722,797
Total liabilities	1,016,796	881,352
Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 36,216,251 and 35,613,351 shares at June 30, 2013 and December 31, 2012, respectively	362	356
Additional paid-in capital	406,530	390,249
Retained earnings	343,789	303,605
Total stockholders’ equity	750,681	694,210
Total liabilities and stockholders’ equity	$1,767,477	$1,575,562
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Homebuilding:
Home closing revenue	$436,040	$281,340	$766,750	$485,362
Land closing revenue	13,910	755	19,635	1,083
Total closing revenue	449,950	282,095	786,385	486,445
Cost of home closings	(342,435)	(229,394)	(608,785)	(398,303)
Cost of land closings	(12,463)	(1,135)	(18,013)	(1,340)
Total cost of closings	(354,898)	(230,529)	(626,798)	(399,643)
Home closing gross profit	93,605	51,946	157,965	87,059
Land closing gross profit/(loss)	1,447	(380)	1,622	(257)
Total closing gross profit	95,052	51,566	159,587	86,802
Financial Services:
Revenue	1,434	—	2,276	—
Expense	(755)	(142)	(1,328)	(167)
Earnings from financial services unconsolidated entities and other, net	3,486	2,319	6,273	3,925
Financial services profit	4,165	2,177	7,221	3,758
Commissions and other sales costs	(31,180)	(23,118)	(57,059)	(42,095)
General and administrative expenses	(22,451)	(16,516)	(42,175)	(31,237)
Loss from other unconsolidated entities, net	(120)	(91)	(275)	(274)
Interest expense	(4,523)	(6,338)	(9,651)	(13,709)
Other income, net	685	934	1,155	795
Loss on early extinguishment of debt	(3,096)	(5,772)	(3,796)	(5,772)
Earnings/(loss) before income taxes	38,532	2,842	55,007	(1,732)
(Provision for)/benefit from income taxes	(10,389)	5,163	(14,823)	4,983
Net earnings	$28,143	$8,005	$40,184	$3,251
Earnings per common share:
Basic	$0.78	$0.24	$1.12	$0.10
Diluted	$0.74	$0.24	$1.06	$0.10
Weighted average number of shares:
Basic	36,151	32,755	35,976	32,694
Diluted	38,758	33,104	38,662	33,086

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$40,184	$3,251
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,658	3,614
Stock-based compensation	3,941	3,273
Loss on early extinguishment of debt	3,796	5,772
Excess income tax benefit from stock-based awards	(1,687)	—
Equity in earnings from unconsolidated entities	(5,998)	(3,651)
Deferred tax asset valuation benefit	(3,057)	(7,705)
Distributions of earnings from unconsolidated entities	7,236	2,995
Other	4,022	1,202
Changes in assets and liabilities:
Increase in real estate	(113,992)	(140,662)
(Increase)/decrease in deposits on real estate under option or contract	(7,361)	424
(Increase)/decrease in receivables and prepaid expenses and other assets	(13,167)	1,758
Increase in accounts payable and accrued liabilities	48,715	20,934
Increase in home sale deposits	13,189	3,888
Net cash used in operating activities	(19,521)	(104,907)
Cash flows from investing activities:
Investments in unconsolidated entities	(116)	(405)
Distributions of capital from unconsolidated entities	74	—
Purchases of property and equipment	(5,787)	(4,383)
Proceeds from sales of property and equipment	32	364
Maturities of investments and securities	71,024	120,201
Payments to purchase investments and securities	(76,938)	(76,502)
Increase in restricted cash	(4,327)	(6,962)
Net cash (used in)/provided by investing activities	(16,038)	32,313
Cash flows from financing activities:
Repayment of senior subordinated notes	(102,822)	(315,080)
Proceeds from issuance of senior notes	175,000	300,000
Debt issuance costs	(1,403)	(5,334)
Excess income tax benefit from stock-based awards	1,687	—
Non-controlling interest acquisition	(257)	—
Proceeds from stock option exercises	10,916	1,222
Net cash provided by/(used in) financing activities	83,121	(19,192)
Net increase/(decrease) in cash and cash equivalents	47,562	(91,786)
Cash and cash equivalents at beginning of period	170,457	173,612
Cash and cash equivalents at end of period	$218,019	$81,826
See supplemental disclosures of cash flow information at Note 11.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the western and southern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of six states: Arizona, Texas, California, Colorado, Florida and the Carolinas. Operations within the Carolinas include the Raleigh and Charlotte metropolitan areas, with some Charlotte communities located across the border into South Carolina. Through our predecessors, we commenced our homebuilding operations in 1985. In 2012, we commenced limited operations of our wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business consists of title insurance and closing/settlement services we offer to our homebuyers and we expect to be fully operational in applicable markets by the end of 2013. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, although we also operate as Monterey Homes in some markets in Arizona and Texas. At June 30, 2013, we were actively selling homes in 165 communities, with base prices ranging from approximately $117,000 to $799,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made to the prior year income statement and footnotes to conform to current year presentation.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $57.8 million and $30.4 million are included in cash and cash equivalents at June 30, 2013 and December 31, 2012, respectively. Included in our cash and cash equivalents balance as of June 30, 2013 and December 31, 2012 are $10.0 million and $0.3 million, respectively, of money market funds that are invested in short term (three months or less) U.S. government securities.
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letter of credit arrangements was $60.0 million at June 30, 2013. Our restricted cash accounts invest in money market accounts and U.S. government securities and totaled $43.3 million and $38.9 million at June 30, 2013 and December 31, 2012, respectively.
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
Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are not deemed fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold. Impairments are charged to cost of home closings in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:

•	The presence and significance of local competitors, including their offered product type and pricing, comparable lot size, and competitive actions;

•	Economic and related demographic conditions for the population of the surrounding community;

•	Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes; and

•	Existing home inventory supplies, including foreclosures and short sales.
These local circumstances may significantly impact our assumptions and the resulting computation of fair value and are, therefore, closely evaluated by our division personnel in their generation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring or nearby communities. We typically do not project market improvements in our discounted cash flow models, but may do so in limited circumstances in the latter years of a long-lived community.

Mothball communities. In certain cases, we may elect to stop development (mothball) of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. When a community is initially placed into mothball status, it is management's belief that the community is affected by local market conditions that are expected to improve within the next 1-5 years. Therefore, a temporary postponement of construction and development work is expected to yield better overall future returns. The decision may be based on financial and/or operational metrics. If we decide to mothball a community, we will, if necessary, impair it to its fair value as discussed above and then cease future development activity until such time as management believes that market conditions have improved and economic performance will be maximized. No costs are capitalized related to communities that are designated as mothballed.

In addition to our quarterly impairment analysis, which is conducted to determine if any current impairments exist, we also conduct a thorough quarterly review of our underperforming and mothballed communities to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation. Based on the facts and circumstances available as of June 30, 2013, we do not believe that any of our underperforming or mothballed communities will incur material impairments in the future. Changes in market and/or economic conditions could materially impact the conclusions of this analysis, and there can be no assurances that future impairments will not occur.
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
Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under contract or option until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $21.7 million and $14.4 million as of June 30, 2013 and December 31, 2012, respectively.
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
Off-Balance Sheet Arrangements — Other. We may acquire lots from various development and land bank entities pursuant to purchase and option agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for further discussion.
We may provide letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. We may also utilize surety bonds to guarantee our performance of certain development and construction activities. Surety bonds are generally posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. Bonds are generally not released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon. The table below outlines our surety bond and letter of credit obligations (in thousands):

	At June 30, 2013		At December 31, 2012
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Surety Bonds:
Surety bonds related to joint ventures	$87	$87	$87	$87
Surety bonds related to owned projects and lots under contract	135,755	62,116	87,305	38,936
Total surety bonds	$135,842	$62,203	$87,392	$39,023
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$1,485	N/A	$—	N/A
LOCs for land development	36,323	N/A	32,475	N/A
LOCs for general corporate operations	5,091	N/A	4,991	N/A
Total LOCs	$42,899	N/A	$37,466	N/A
Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At June 30, 2013	At December 31, 2012
Accruals related to real-estate development and construction activities	$23,760	$19,954
Payroll and other benefits	22,153	11,871
Accrued taxes	15,620	3,407
Warranty reserves	21,844	22,064
Legal reserves	16,703	16,067
Other accruals	24,273	23,014
Total	$124,353	$96,377
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first year after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural related warranty based on the number of homes still under warranty and historical warranty data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience may not be sufficient to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect current claims and changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$21,384	$21,705	$22,064	$23,136
Additions to reserve from new home deliveries	3,166	2,074	5,237	3,605
Warranty claims	(2,706)	(2,536)	(5,457)	(5,498)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$21,844	$21,243	$21,844	$21,243

Warranty reserves are included in accrued liabilities on the accompanying consolidated balance sheets, and additions and adjustments to the reserves are included in cost of home closings within the accompanying consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades, are sufficient to cover our general warranty obligations. However, as unanticipated changes in legal, weather, environmental or other conditions could have an impact on our actual warranty costs, future costs could differ significantly from our estimates.
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
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At June 30, 2013	At December 31, 2012
Homes under contract under construction (1)	$304,159	$192,948
Unsold homes, completed and under construction (1)	96,076	107,466
Model homes (1)	70,596	62,411
Finished home sites and home sites under development	644,315	634,106
Land held for development (2)	57,650	56,118
Land held for sale	15,104	21,650
Communities in mothball status (3)	39,329	38,488
	$1,227,229	$1,113,187

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

(3)
Represents communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball status. As of June 30, 2013, we had eight mothballed communities with a carrying value of $36.0 million in our West Region and two mothballed communities with a carrying value of $3.3 million in our Central Region. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership are also expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present as our inventory is considered “long-lived” in accordance with GAAP. Due to the recent economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed fully recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling the land or holding the land for sale in the future. Based on these reviews of all our communities, we recorded real-estate impairment charges of $146,000 and $192,000 during the three and six months ended June 30, 2013, respectively, as compared to $863,000 and $1.2 million for the same periods in 2012. These charges are included in Cost of home closings in our income statements.
In the latter part of 2011, we announced our intent to wind-down operations in the Las Vegas, Nevada market. As of June 30, 2013, we had one lot remaining to close with no actively selling communities. The value of the remaining home in inventory was $0.2 million as of June 30, 2013. We expect to complete construction and close the remaining home in the third quarter of 2013. The remaining $12.2 million of Nevada assets relate to properties that we are not currently developing and are either actively marketing for sale or have mothballed.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Capitalized interest, beginning of period	$24,198	$15,908	$21,600	$14,810
Interest incurred	12,642	11,318	25,368	22,165
Interest expensed	(4,523)	(6,338)	(9,651)	(13,709)
Interest amortized to cost of home and land closings	(6,023)	(3,052)	(11,023)	(5,430)
Capitalized interest, end of period (1)	$26,294	$17,836	$26,294	$17,836

(1)
Approximately $532,000 and $539,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

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
In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner and any budget shortfalls are borne by us and any budget savings inure to us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option or contract at June 30, 2013 (dollars in thousands):

	Number of Lots	Purchase Price	Option/Earnest Money Deposits Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Purchase and option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	4,842	210,769	18,131
Purchase and option contracts not recorded on balance sheet — refundable deposits, committed	610	30,785	555
Total committed (on and off balance sheet)	5,452	241,554	18,686
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	4,722	158,589	3,026
Total lots under contract or option	10,174	$400,143	$21,712
Total option contracts not recorded on balance sheet	10,174	$400,143	$21,712	(3)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of June 30, 2013.
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
NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view them as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of June 30, 2013, we had two active equity-method land development ventures.
For land development joint ventures, we, and in some cases our joint venture partners, usually receive an option or other similar arrangement to purchase portions of the land held by the joint venture. Option prices are generally negotiated prices that approximate market value when we enter into the option contract or similar arrangement. For these ventures, our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer. Therefore, we allocate the portion of such joint venture profit to the land acquired by us as a reduction in the basis of the property.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders. These guarantees can be classified into two categories: (i) Repayment Guarantees and (ii) Completion Guarantees, described in more detail below. Additionally, we have classified a guarantee related to our minority ownership in the South Edge joint venture separately, as there is pending litigation with the venture’s lender group and other venture partners regarding that guarantee.

(In thousands)	At June 30, 2013	At December 31, 2012
Repayment guarantees	$198	$219
Completion guarantees (1)	—	—
South Edge guarantee (2)	13,243	13,243
Total guarantees	$13,441	$13,462

(1)
As our completion guarantees are typically backed by funding from a third party, we do not believe these guarantees represent a potential cash obligation for us, as they require only non-financial performance.

(2)	See Note 13 regarding outstanding litigation related to a joint venture project known as “South Edge” or "Inspirada" and the corresponding reserves and charges we have recorded relating thereto.
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of June 30, 2013 and December 31, 2012 is presented in the table above (excluding any potential recoveries from the joint venture’s land assets).
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
Surety Bonds. We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners may be obligated to make such payments. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications under the bond have been met. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called or if called, that any such amounts would be material to us. See the table in Note 1 for more information on our surety bonds.
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. Except as noted above and in Note 13 to these unaudited consolidated financial statements, as of June 30, 2013 and December 31, 2012, we did not have any such reserves.
We also participate in two mortgage and one title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they provide services to both our homebuyers ad well as other buyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of June 30, 2013 and December 31, 2012 were $1.8 million and $2.0 million, respectively.

The joint venture financial statements below represent the most recent information available to us.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At June 30, 2013	At December 31, 2012
Assets:
Cash	$5,057	$7,650
Real estate	36,012	36,626
Other assets	3,204	3,478
Total assets	$44,273	$47,754
Liabilities and equity:
Accounts payable and other liabilities	$4,667	$4,748
Notes and mortgages payable	13,940	14,001
Equity of:
Meritage (1)	8,486	9,631
Other	17,180	19,374
Total liabilities and equity	$44,273	$47,754

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$9,994	$4,622	$16,398	$8,465
Costs and expenses	(3,833)	(2,502)	(6,210)	(4,539)
Net earnings of unconsolidated entities	$6,161	$2,120	$10,188	$3,926
Meritage’s share of pre-tax earnings (1)(2)	$3,371	$2,228	$6,005	$3,651

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (2) below and (iv) the cessation of allocation of losses from joint ventures in which we have previously impaired our investment balance to zero and where we have no commitment to fund additional losses.

(2)
Our share of pre-tax earnings is recorded in “Earnings from financial services unconsolidated entities and other, net” and “Loss from other unconsolidated entities, net” on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities include $0.6 million and $0.8 million at June 30, 2013 and December 31, 2012, respectively, related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture’s equity. These amounts are amortized as the assets of the respective joint ventures are sold. A de minimis amount of amortization was recorded for these assets in the three and six months ended June 30, 2013 with no amortization recorded for the same periods in 2012.
The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, two mortgage ventures, one title venture and various inactive ventures in which we have a total investment of $10.7 million. As of June 30, 2013, we believe these ventures are in compliance with their respective debt agreements, if applicable, and except for $198,000 of our limited repayment guarantees as discussed above, the joint venture debt reflected above is non-recourse to us.

NOTE 5 — SENIOR, SENIOR SUBORDINATED, CONVERTIBLE SENIOR NOTES AND OTHER BORROWINGS

Senior, senior subordinated, convertible senior notes and other borrowings consist of the following (in thousands):

	At June 30, 2013	At December 31, 2012
7.731% senior subordinated notes due 2017	$—	$99,825
4.50% senior notes due 2018	175,000	—
7.15% senior notes due 2020. At June 30, 2013 and December 31, 2012, there was approximately $3,285 and $3,528 in unamortized discount, respectively	196,715	196,472
7.00% senior notes due 2022	300,000	300,000
1.875% convertible senior notes due 2032	126,500	126,500
$135 million unsecured revolving credit facility	—	—
	$798,215	$722,797
The indentures for our 4.50%, 7.15% and 7.00% senior notes (collectively, "the senior notes") contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. Our convertible senior notes do not have any financial covenants.

Borrowings under our unsecured revolving credit facility ("the Credit Facility") are subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. No amounts were drawn under the Credit Facility as of June 30, 2013 and December 31, 2012.
In March 2013, we completed an offering of $175 million aggregate principal amount of 4.50% Senior Notes due 2018. Concurrent with this offering, we announced a tender offer to repurchase any or all of our 7.731% Senior Subordinated Notes due 2017 ("2017 Notes") and subsequently issued a call offer to repurchase any and all remaining notes not tendered. As a result of the tender offer, as of June 30, 2013, we had repurchased all of the $99.8 million outstanding 2017 Notes. The debt redemption transactions resulted in $3.1 million of expense in the second quarter of 2013 and $3.8 million for the six months ended June 30, 2013 reflected as Loss on early extinguishment of debt in our consolidated income statements.
In June 2013, we amended our existing $125 million Credit Facility, to among other things, extend the facility maturity date by two years from July 24, 2014 to July 24, 2016, amend the formula for calculating the borrowing base and to increase the accordion feature to $75 million. In addition, two additional lenders joined the Credit Facility lending syndicate, thereby increasing the total commitment currently available under the Credit Facility to $135 million.
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
Due to our quarterly review of our long-lived real-estate assets as described in Note 2, we consider the carrying amounts of real-estate assets subject to current period impairments to approximate fair value, although all such adjustments for the three and six months ended June 30, 2013 and June, 2012 were considered immaterial.
     Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

		June 30, 2013		December 31, 2012
	Hierarchy	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.731% senior subordinated notes	Level 2	N/A	N/A	$99,825	$102,950
4.50% senior notes	Level 2	$175,000	$173,250	N/A	N/A
7.15% senior notes	Level 2	$200,000	$220,000	$200,000	$220,760
7.00% senior notes	Level 2	$300,000	$329,250	$300,000	$328,500
1.875% convertible senior notes	Level 2	$126,500	$137,885	$126,500	$127,449
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 7 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average number of shares outstanding	36,151	32,755	35,976	32,694
Effect of dilutive securities:
Convertible debt (1)	2,176	—	2,176	—
Stock options and unvested restricted stock	431	349	510	392
Diluted weighted average shares outstanding	38,758	33,104	38,662	33,086

Net earnings as reported	$28,143	$8,005	$40,184	$3,251
Interest attributable to convertible senior notes, net of income taxes	393	—	782	—
Net earnings for earnings per share	$28,536	$8,005	$40,966	$3,251
Basic earnings per share	$0.78	$0.24	$1.12	$0.10
Diluted earnings per share (1)	$0.74	$0.24	$1.06	$0.10
Antidilutive stock options not included in the calculation of diluted income per share	5	260	3	255

(1)
In the third quarter of 2012, we issued $126.5 million of 1.875% convertible senior notes convertible into shares of our common stock at a rate of 17.1985 shares per $1,000 principle amount. In accordance with ASC Subtopic 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 8 — STOCKHOLDERS’ EQUITY
A summary of changes in shareholders’ equity is presented below:

	Six Months Ended June 30, 2013
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2012	35,613	$356	$390,249	$303,605	$694,210
Net earnings	—	—	—	40,184	40,184
Exercise of stock options	322	3	10,913	—	10,916
Excess income tax benefit from stock-based awards	—	—	1,687	—	1,687
Equity award compensation expense	—	—	3,941	—	3,941
Issuance of restricted stock	281	3	(3)	—	—
Non-controlling interest acquisition	—	—	(257)	—	(257)
Balance at June 30, 2013	36,216	$362	$406,530	$343,789	$750,681

	Six Months Ended June 30, 2012
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	40,377	$404	$478,839	$198,442	$(188,773)	$488,912
Net earnings	—	—	—	3,251	—	3,251
Exercise of stock options	79	1	1,221	—	—	1,222
Equity award compensation expense	—	—	3,273	—	—	3,273
Issuance of restricted stock	197	2	(2)	—	—	—
Balance at June 30, 2012	40,653	$407	$483,331	$201,693	$(188,773)	$496,658

NOTE 9 — STOCK-BASED COMPENSATION
We have a stock compensation plan, the 2006 Stock Option Plan (the “Plan”), that was adopted in 2006, and superceded a prior stock compensation plan. The Plan has been amended from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 8,950,000 shares of common stock, of which 935,556 shares remain available for grant at June 30, 2013. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are typically granted with a five-year ratable vesting period. Non-vested stock awards and performance-based awards granted to our executive management team and our Board of Directors are typically granted with a three-year cliff vesting.
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
Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense	$2,097	$1,620	$3,941	$3,273
Non-vested shares granted	10,000	20,500	342,100	369,750
Performance-based non-vested shares granted	—	—	62,500	56,250
Stock options exercised	199,827	10,600	322,100	79,300
Restricted stock awards vested (includes performance-based awards)	6,200	3,400	280,800	197,016
We did not grant any stock option awards during the six months ended June 30, 2013 or June 30, 2012. The following table includes additional information regarding the Plan (dollars in thousands):

	As of
	June 30, 2013	December 31, 2012
Unrecognized stock-based compensation cost	$21,513	$13,072
Weighted average years remaining vesting period	2.66	2.17
Total equity awards outstanding (1)	1,367,985	1,615,235

(1)    Includes vested and unvested options outstanding and unvested restricted stock awards.

NOTE 10 — INCOME TAXES
Components of the income tax (provision)/benefit are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Federal	$(11,919)	$—	$(15,694)	$—
State	1,530	5,163	871	4,983
Total	$(10,389)	$5,163	$(14,823)	$4,983
The effective tax rate for the three months ended June 30, 2013 is 27.0% and reflects the benefit of energy tax credits from the IRC §45L homebuilder manufacturing deduction, and partial reversal of the state valuation allowance on our deferred tax assets. Due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), the effective tax rate in 2012 is not meaningful as there is no correlation between the effective tax rate and the amount of pre-tax income or loss for that period.
At June 30, 2013 and December 31, 2012, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
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
We recorded a full valuation allowance against all of our net deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at that time. During the second quarter of 2012, we determined that the positive evidence exceeded the negative evidence in the tax jurisdiction of Florida and that it was more likely than not that most of the deferred tax assets and NOL carryovers for the Florida jurisdiction would be realized. In the fourth quarter of 2012, we reversed the valuation allowance against our federal deferred tax assets and those in most of our state jurisdictions because the weight of the positive evidence in those jurisdictions exceeded that of the negative evidence. However, we retained a valuation allowance for certain states which have shorter carryforward periods for utilization of NOL carryovers or lower current earnings relative to their NOL carryforward balance. A portion of this remaining allowance relating to state tax assets was released in the second quarter of 2013.
We continue to evaluate the remaining state valuation allowance to determine if sufficient positive evidence indicates that it is more likely than not that an additional portion of the underlying state NOL carryforwards should be able to be realized.
At June 30, 2013 and December 31, 2012, we had a valuation allowance against deferred tax assets as follows (in thousands):

	June 30, 2013	December 31, 2012
State	5,609	8,666
Total valuation allowance	$5,609	$8,666
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At June 30, 2013, we had a federal NOL carryforward benefit of $9.1 million that expires in 2031 and federal tax credit carryforwards of $5.7 million which begin to expire in 2030. At June 30, 2013, we also had tax benefits for state NOL carryforwards of $17.9 million that expire at various times from 2013 to 2031 depending on the state jurisdiction.

At June 30, 2013, we have income taxes payable of $12.2 million, which primarily consists of current state tax accruals as well as tax and interest amounts that we expect to pay within one year for having amended prior-year tax returns. This amount is recorded in accrued liabilities in the accompanying balance sheet as of June 30, 2013.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2008. We are not subject to any federal or state income tax examination at this time.
The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of June 30, 2013, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (the “Act”), which the President signed into law on January 2, 2013. The Act extended certain tax provisions which have a retroactive effect on 2012. Among other things, the Act extended for two years the availability of a business tax credit under IRC §45L for building new energy efficient homes which originally was set to expire at the end of 2011. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax effected benefit of approximately $2.6 million in the first half of 2013 related to the extension of the IRC §45L tax credit for the qualifying new energy efficient homes that we sold in 2012 and the first half of 2013. Additional IRC §45L credits for homes sold in 2012 and 2013 will be recognized in future periods if we determine that we quality for them after completing a more in-depth analysis.
NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash paid during the period for:
Interest, net of interest capitalized	$7,061	$13,726
Income taxes	$992	$909
Non-cash operating activities:
Real estate not owned	$—	$233
NOTE 12 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have six homebuilding operating segments (the six states in which we operate) within our homebuilding business. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics and geographical proximity. In the latter part of 2012, management's evaluation of segment reporting led to a re-grouping of our homebuilding segments to more closely align them into long-term expected profitability trends and, accordingly, all prior year segment financial information has been updated to reflect our new aggregation. Our current reportable homebuilding segments are as follows:
West:       Arizona, California and Colorado (1)
Central:  Texas
East:       Florida and the Carolinas

(1)    Activity for our wind-down Nevada operations is reflected in the West Region's results.
Management's evaluation of homebuilding segment performance is based on segment operating income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in our 2012 Form 10-K in Note 1, “Business and Summary of Significant

Accounting Policies.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented. The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Homebuilding revenue (1):
West	$246,741	$134,263	$435,946	$228,964
Central	127,310	102,499	218,099	174,478
East	75,899	45,333	132,340	83,003
Consolidated total	$449,950	$282,095	$786,385	$486,445
Homebuilding segment operating income:
West	$34,895	$8,410	$54,058	$11,651
Central	7,263	5,336	9,643	5,652
East	6,765	3,271	10,001	6,077
Total homebuilding segment operating income	48,923	17,017	73,702	23,380
Financial services profit	4,165	2,177	7,221	3,758
Corporate and unallocated (2)	(7,502)	(5,085)	(13,349)	(9,910)
Loss from other unconsolidated entities, net	(120)	(91)	(275)	(274)
Interest expense	(4,523)	(6,338)	(9,651)	(13,709)
Other income, net	685	934	1,155	795
Loss on early extinguishment of debt	(3,096)	(5,772)	(3,796)	(5,772)
Earnings/(loss) before income taxes	$38,532	$2,842	$55,007	$(1,732)

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Land closing revenue:
West	100	$—	$5,741	$—
Central	10,340	755	10,424	1,083
East	3,470	—	3,470	—
Consolidated total	$13,910	$755	$19,635	$1,083

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At June 30, 2013
	West	Central	East	Financial Services	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$5,601	$7,570	$8,541	$—	$—	$21,712
Real estate	691,423	328,895	206,911	—	—	1,227,229
Investments in unconsolidated entities	206	9,427	40	—	1,025	10,698
Other assets (2)	44,661	161,252	26,230	506	275,189	507,838
Total assets	$741,891	$507,144	$241,722	$506	$276,214	$1,767,477

	At December 31, 2012
	West	Central	East	Financial Services	Corporate and Unallocated (3)	Total
Deposits on real estate under option or contract	$4,419	$7,168	$2,764	$—	$—	$14,351
Real estate	647,316	305,100	160,771	—	—	1,113,187
Investments in unconsolidated entities	365	10,645	16	—	1,059	12,085
Other assets (4)	24,935	132,546	25,914	297	252,247	435,939
Total assets	$677,035	$455,459	$189,465	$297	$253,306	$1,575,562

(1)(3)    Balance consists primarily of corporate assets not allocated to the reporting segments.
(2)(4)    Balance consists primarily of cash and securities.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. We have reserved approximately $16.7 million related to non-warranty related litigation and asserted claims, which includes reserves for the Joint Venture Litigation discussed below. In addition, our $21.8 million warranty reserve includes accruals for all construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
Joint Venture Litigation
We are a defendant in a lawsuit filed by the lenders related to a project known as “South Edge” or “Inspirada”. We are also a party to a demand for arbitration made by an entity controlled by certain co-venturers, which demand was made by that entity as Estate Representative of bankrupt South Edge, LLC. The project involves a large master-planned community located in Henderson, Nevada, which was acquired by an unconsolidated joint venture with capital supplied by us and our co-venturers, and a syndicated loan for the project. In connection with the loan obtained by the venture, we provided a narrowly crafted repayment guarantee that could only be triggered upon a “bankruptcy event”. That guarantee covers our 3.53% pro rata share of the project financing.
On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy. On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the lenders triggered the “springing” repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 full tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada, which is currently being prosecuted in the name of JP Morgan's agent, ISG Insolvency Group, Inc. regarding the same issues addressed in the Ohio litigation. The Ohio action and the Nevada action have been consolidated. On October 26, 2011, the Bankruptcy Court approved a Plan pursuant to which (i) the lenders have received all payments to which they are entitled, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders' repayment guarantee claim against Meritage.
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for pre-judgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, and on July 17, 2013 posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment, which was approved by the Court on July 17, 2013. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the rulings. In addition, we believe that the four above-named builders are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the repayment guarantee.
In March 2012, Inspirada Builders, LLC, as Estate Representative of South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. seeking: (1) $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for an alleged failure to pay the amounts Meritage Homes of Nevada fully tendered but South Edge rejected in April 2008; and (2) $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (the new owner of the project and which is owned by the four builders identified above). The $13.5 million component of this claim represents the same alleged obligation and amount that is the subject of the above described pending repayment guarantee litigation between us and JP Morgan. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against each of the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. On June 27, 2013, Inspirada Builders agreed to dismiss with prejudice its $9.8 million claim for future infrastructure costs. Although the balance of the parties' claims are currently pending and were set to be resolved at a hearing in late 2013, per the parties' stipulation the Arbitration has now been stayed pending resolution of our appeal of the Court's rulings in favor of JP Morgan in the federal court action. In connection with the on-going legal proceedings, we have established reserves for amounts that we believe are appropriate for these matters. Our 3.53% investment in the venture has previously been fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse effect on our financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook

Throughout the first six months of 2013, the positive housing market momentum continued, largely driven by excellent housing affordability, decreasing levels of home inventory in many markets, increasing consumer confidence levels and an improving economy. Increased customer interest and traffic in our communities translated to positive order trends in all of our active divisions.

We remain focused on strategically positioning ourselves in well-located and highly-desired communities in many of the top real-estate markets in the United States. We continue to differentiate ourselves from our competition in this recovering market by offering a new line-up of plans that highlight the benefits of our industry-leading energy efficient homes. We also offer our buyers the ability to personalize their homes and we provide a home warranty, further setting us apart from the competition we face with resale homes. Our strong operating and financial results during the first half of 2013 are reflected in both our strengthened balance sheet and our improved profitability.

Company Actions and Positioning
As the homebuilding market recovery continues, we remain focused on increasing community count and securing land to support future growth in our orders volume, revenue, costs, margins and profitability while maintaining a strong balance sheet. To help meet these goals we continue to execute on the following initiatives:

•	Acquiring and developing lots in high-performing markets we deem key to our success in order to maintain and grow our lot supply and active community count;

•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers' demands in each community, tailoring our pricing, product and amenities offered;

•
Continuing to innovate and promote the Meritage Green energy efficiency program, where every new home we construct, at a minimum, meets ENERGY STAR® standards, certified by the U.S. Environmental Protection Agency, for indoor air quality, water conservation and overall energy efficiency;

•	Adapting sales and marketing efforts to generate additional traffic and successfully compete with resale homes;

•	Focusing our purchasing efforts to manage costs as homebuilding recovers and demand rises;

•	Growing our inventory balance while ensuring sufficient liquidity through exercising tight control over cash flows;

•	Striving for excellence in construction; and monitoring our customers' satisfaction as measured by survey scores and working toward improving them based on the results of the surveys.
We also continue to opportunistically access the capital markets through various debt and equity transactions, providing additional liquidity, extending our debt maturities and strengthening our balance sheet.
In addition to the initiatives listed above, we are also evaluating opportunities for expansion into new markets that indicate positive long-term growth trends. We are looking to redeploy our capital into projects both within our geographic footprint and through entry into new markets. In connection with these efforts, over the last several years we announced our entry into the Raleigh-Durham and Charlotte, North Carolina and Tampa, Florida markets and our wind-down of operations in the Las Vegas, Nevada market. We are now effectively closed out of the Las Vegas market, only providing on-going warranty support for our homeowners.

In the second quarter of 2013, we opened 27 new communities while closing out 30 communities, ending the quarter with 165 active communities. We expect active community growth at a tempered pace as we are closing out older, shorter lived communities while our replacement communities require a longer lead time to allow for development activities as more of our acquisitions are from a higher percentage of undeveloped land. We expect to end the year with 185 actively-selling communities.
Over the past 18 months, we have taken steps to strengthen our balance sheet and extend debt maturities through debt transactions. Most recently, in March 2013, we concurrently issued $175.0 million of 4.50% senior notes due 2018 and redeemed $16.7 million of our $99.8 million senior subordinated notes due 2017. We redeemed the remaining balance of these notes in April 2013. In June 2013, we amended our Credit Facility to extend the facility maturity date by two years to July 2016 and increased the total commitment currently available under the Credit Facility by $10.0 million to $135.0 million. (See Note 5 to the accompanying unaudited consolidated financial statements for further discussion.)
Summary Company Results
Along with most of the homebuilding industry, we continued to experience strong operating and financial performance in the second quarter of 2013. We believe our overall improving trends are attributable to our focus on community placement, seeking investments in new communities located in highly desirable submarkets, coupled with our Meritage Green energy efficiency product offerings as well as overall improvement in home demand. Demand in most of our markets continues to outpace supply, allowing us to benefit from price appreciation in a majority of our communities, offsetting construction cost increases, and thereby improving our margins. We continue to focus on growing our land positions and strategically increasing our active community count in preferred locations to meet the additional demand we are experiencing.
In the second quarter of 2013, we benefited from gains in all key operating and financial metrics. We recorded 1,637 orders and 1,321 closings, increases of 21.0% and 26.8%, respectively over the second quarter of 2012. An increase in orders per average active community of 8.9% versus the same period in 2012 to 9.8 orders per average active community generated the positive volume trends we are experiencing. Most notably, we recorded a significant increase year-over year in home closing gross margin during the three months ended June 30, 2013, increasing 300 basis points from the same period in 2012 to 21.5%. We believe these results are indicative of our successful execution of business initiatives, increased housing demand, as well as consumer confidence, all of which should translate into higher revenues and profitability moving forward. Comparative positive trends are and will continue to be increasingly more difficult as we began experiencing notable and sustained improvement in the second quarter of 2012. Accordingly, moving forward; while we expect improvements in nearly all metrics, we anticipate the comparative gains to be more tempered as we experience successive quarters of the improved homebuilding environment. We believe our current operating results indicate solid housing market conditions, and we believe we are well positioned for another profitable year.
Total home closing revenue was $436.0 million for the three months ended June 30, 2013, increasing 55.0% from the same period last year. The $154.7 million increase is mainly driven by the 279 additional closing units for the quarter ended June 30, 2013 as compared to the same period last year, further aided by a 22.3% increase in average sales prices to $330,100. The increased sales prices were partially due to a shift in order mix to communities and states that have a greater demand for larger homes with higher average home prices and partially due to price appreciation. We reported net earnings of $28.1 million for the three months ended June 30, 2013, as compared to $8.0 million for the same period in 2012. We expect improving revenue and profitability for the remainder of the year, as indicated by our higher ending backlog, average sales prices and improved margins.
Total home closing revenue for the six months ended June 30, 2013 was $766.8 million as compared to $485.4 million for the 2012 period. The 58.0% increase in year-to-date closing revenue is due to a 572-unit increase as well as a $53,600 increase in average sales prices. Net earnings for the year-to-date period increased $36.9 million from $3.3 million in 2012 to $40.2 million in 2013. The same contributing factors for second quarter results mentioned above impacted the year-to-date results.
At June 30, 2013, our backlog of $806.3 million reflects an increase of 76.2% or $348.7 million, when compared to backlog at June 30, 2012. The improvement reflects a 21.0% increase in unit orders, as well as higher average sales prices on home orders of 22.8% for the three months ended June 30, 2013, as compared to the same period a year ago. In the second quarter of 2013, we were also able to maintain a low cancellation rate on home orders at 11% of gross orders as compared to 13% in the same period a year ago.
Land Closing Revenue and Gross Profit
From time to time, we sell certain land parcels to other homebuilders, developers or investors if we believe the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify or divest our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $13.9 million and $19.6 million for the three and six months ending June 30, 2013, respectively, as compared to $755,000 and $1.1 million for the three and six months ending June 30, 2012, respectively.  The majority of the 2013 land sales are from the sale of certain parcels in communities where we continue to hold extended lot positions as well as the sale of certain Nevada assets as part of our wind-down efforts.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance sheet arrangements, and share-based payments. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2013 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2012 Annual Report on Form 10-K.

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
Home Closing Revenue

	Three Months Ended June 30,		Quarter over Quarter
	2013	2012	Chg $	Chg %
Total
Dollars	$436,040	$281,340	$154,700	55.0%
Homes closed	1,321	1,042	279	26.8%
Avg sales price	$330.1	$270.0	$60.1	22.3%
West Region
Arizona
Dollars	$79,736	$54,772	$24,964	45.6%
Homes closed	251	208	43	20.7%
Avg sales price	$317.7	$263.3	$54.4	20.7%
California
Dollars	$124,818	$50,521	$74,297	147.1%
Homes closed	297	148	149	100.7%
Avg sales price	$420.3	$341.4	$78.9	23.1%
Colorado
Dollars	$37,001	$26,877	$10,124	37.7%
Homes closed	100	80	20	25.0%
Avg sales price	$370.0	$336.0	$34.0	10.1%
Nevada
Dollars	$5,086	$2,093	$2,993	143.0%
Homes closed	21	11	10	90.9%
Avg sales price	$242.2	$190.3	$51.9	27.3%
West Region Totals
Dollars	$246,641	$134,263	$112,378	83.7%
Homes closed	669	447	222	49.7%
Avg sales price	$368.7	$300.4	$68.3	22.7%
Central Region - Texas
Central Region Totals
Dollars	$116,970	$101,744	$15,226	15.0%
Homes closed	449	439	10	2.3%
Avg sales price	$260.5	$231.8	$28.7	12.4%
East Region
Carolinas
Dollars	$19,273	$9,507	$9,766	102.7%
Homes closed	51	26	25	96.2%
Avg sales price	$377.9	$365.7	$12.2	3.3%
Florida
Dollars	$53,156	35,826	$17,330	48.4%
Homes closed	152	130	22	16.9%
Avg sales price	$349.7	275.6	$74.1	26.9%
East Region Totals
Dollars	$72,429	$45,333	$27,096	59.8%
Homes closed	203	156	47	30.1%
Avg sales price	$356.8	$290.6	$66.2	22.8%

	Six Months Ended June 30,		Year over Year
	2013	2012	Chg $	Chg %
Total
Dollars	$766,750	$485,362	$281,388	58.0%
Homes closed	2,373	1,801	572	31.8%
Avg sales price	$323.1	$269.5	$53.6	19.9%
West Region
Arizona
Dollars	$136,885	$93,671	$43,214	46.1%
Homes closed	443	350	93	26.6%
Avg sales price	$309.0	$267.6	$41.4	15.5%
California
Dollars	$215,460	$83,827	$131,633	157.0%
Homes closed	525	245	280	114.3%
Avg sales price	$410.4	$342.2	$68.2	19.9%
Colorado
Dollars	$69,205	$48,177	$21,028	43.6%
Homes closed	194	144	50	34.7%
Avg sales price	$356.7	$334.6	$22.1	6.6%
Nevada
Dollars	$8,655	$3,289	$5,366	163.1%
Homes closed	37	17	20	117.6%
Avg sales price	$233.9	$193.5	$40.4	20.9%
West Region Totals
Dollars	$430,205	$228,964	$201,241	87.9%
Homes closed	1,199	756	443	58.6%
Avg sales price	$358.8	$302.9	$55.9	18.5%
Central Region - Texas
Central Region Totals
Dollars	$207,675	$173,395	$34,280	19.8%
Homes closed	803	756	47	6.2%
Avg sales price	$258.6	$229.4	$29.2	12.7%
East Region
Carolinas
Dollars	$33,488	$16,054	$17,434	108.6%
Homes closed	91	44	47	106.8%
Avg sales price	$368.0	$364.9	$3.1	0.8%
Florida
Dollars	$95,382	66,949	$28,433	42.5%
Homes closed	280	245	35	14.3%
Avg sales price	$340.7	273.3	$67.4	24.7%
East Region Totals
Dollars	$128,870	$83,003	$45,867	55.3%
Homes closed	371	289	82	28.4%
Avg sales price	$347.4	$287.2	$60.2	21.0%

Home Orders (1)

	Three Months Ended June 30,		Quarter over Quarter
	2013	2012	Chg $	Chg %
Total
Dollars	$573,392	$385,829	$187,563	48.6%
Homes ordered	1,637	1,353	284	21.0%
Avg sales price	$350.3	$285.2	$65.1	22.8%
West Region
Arizona
Dollars	$105,683	$70,331	$35,352	50.3%
Homes ordered	334	260	74	28.5%
Avg sales price	$316.4	$270.5	$45.9	17.0%
California
Dollars	$113,561	$100,432	$13,129	13.1%
Homes ordered	251	279	(28)	(10.0)%
Avg sales price	$452.4	$360.0	$92.4	25.7%
Colorado
Dollars	$53,278	$28,774	$24,504	85.2%
Homes ordered	121	87	34	39.1%
Avg sales price	$440.3	$330.7	$109.6	33.1%
Nevada
Dollars	$289	$5,615	$(5,326)	(94.9)%
Homes ordered	1	31	(30)	(96.8)%
Avg sales price	$289.0	$181.1	$107.9	59.6%
West Region Totals
Dollars	$272,811	$205,152	$67,659	33.0%
Homes ordered	707	657	50	7.6%
Avg sales price	$385.9	$312.3	$73.6	23.6%
Central Region - Texas
Central Region Totals
Dollars	$183,509	$117,028	$66,481	56.8%
Homes ordered	641	482	159	33.0%
Avg sales price	$286.3	$242.8	$43.5	17.9%
East Region
Carolinas
Dollars	$31,604	$14,053	$17,551	124.9%
Homes ordered	77	40	37	92.5%
Avg sales price	$410.4	$351.3	$59.1	16.8%
Florida
Dollars	$85,468	$49,596	$35,872	72.3%
Homes ordered	212	174	38	21.8%
Avg sales price	$403.2	$285.0	$118.2	41.5%
East Region Totals
Dollars	$117,072	$63,649	$53,423	83.9%
Homes ordered	289	214	75	35.0%
Avg sales price	$405.1	$297.4	$107.7	36.2%

(1)
Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Six Months Ended June 30,		Year over Year
	2013	2012	Chg $	Chg %
Total
Dollars	$1,093,795	$694,158	$399,637	57.6%
Homes ordered	3,184	2,497	687	27.5%
Avg sales price	$343.5	$278.0	$65.5	23.6%
West Region
Arizona
Dollars	$203,391	$129,943	$73,448	56.5%
Homes ordered	652	509	143	28.1%
Avg sales price	$311.9	$255.3	$56.6	22.2%
California
Dollars	$247,192	$163,079	$84,113	51.6%
Homes ordered	565	466	99	21.2%
Avg sales price	$437.5	$350.0	$87.5	25.0%
Colorado
Dollars	$110,073	$59,087	$50,986	86.3%
Homes ordered	262	178	84	47.2%
Avg sales price	$420.1	$331.9	$88.2	26.6%
Nevada
Dollars	$5,795	$7,071	$(1,276)	(18.0)%
Homes ordered	24	39	(15)	(38.5)%
Avg sales price	$241.5	$181.3	$60.2	33.2%
West Region Totals
Dollars	$566,451	$359,180	$207,271	57.7%
Homes ordered	1,503	1,192	311	26.1%
Avg sales price	$376.9	$301.3	$75.6	25.1%
Central Region - Texas
Central Region Totals
Dollars	$314,639	$225,891	$88,748	39.3%
Homes ordered	1,144	945	199	21.1%
Avg sales price	$275.0	$239.0	$36.0	15.1%
East Region
Carolinas
Dollars	$58,490	$26,132	$32,358	123.8%
Homes ordered	146	73	73	100.0%
Avg sales price	$400.6	$358.0	$42.6	11.9%
Florida
Dollars	$154,215	$82,955	$71,260	85.9%
Homes ordered	391	287	104	36.2%
Avg sales price	$394.4	$289.0	$105.4	36.5%
East Region Totals
Dollars	$212,705	$109,087	$103,618	95.0%
Homes ordered	537	360	177	49.2%
Avg sales price	$396.1	$303.0	$93.1	30.7%

	Three Months Ended June 30,
	2013			2012
	Beginning	Ending		Beginning	Ending
Active Communities
Total	168	165	—	150	151
West Region
Arizona	40	36		32	32
California	15	13		21	20
Colorado	11	12		8	8
Nevada	—	—		2	2
West Region Total	66	61		63	62
Central Region - Texas	69	71		67	68
Central Region Total	69	71		67	68
East Region
Carolinas	11	13		4	5
Florida	22	20		16	16
East Region Total	33	33		20	21

	Six Months Ended June 30,
	2013			2012
	Beginning	Ending		Beginning	Ending
Active Communities
Total	158	165		157	151
West Region
Arizona	38	36		37	32
California	17	13		20	20
Colorado	12	12		10	8
Nevada	1	—		2	2
West Region Total	68	61		69	62
Central Region - Texas	65	71		67	68
Central Region Total	65	71		67	68
East Region
Carolinas	7	13		3	5
Florida	18	20		18	16
East Region Total	25	33		21	21

	Three Months Ended June 30,		Six Months Ended June 30,
Cancellation Rates (1)	2013	2012	2013	2012
Total	11%	13%	11%	14%
West Region
Arizona	13%	10%	11%	9%
California	11%	12%	11%	13%
Colorado	10%	5%	8%	8%
Nevada	50%	9%	11%	15%
West Region Total	12%	10%	10%	11%
Central Region - Texas	12%	17%	14%	16%
Central Region Total	12%	17%	14%	16%
East Region
Carolinas	6%	5%	6%	5%
Florida	8%	12%	9%	20%
East Region Total	7%	11%	8%	17%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross order units for the same period.

Order Backlog (1)

	At June 30,		Year over Year
	2013	2012	Chg $	Chg %
Total
Dollars	$806,311	$457,650	$348,661	76.2%
Homes in backlog	2,283	1,611	672	41.7%
Avg sales price	$353.2	$284.1	$69.1	24.3%
West Region
Arizona
Dollars	$147,322	$81,504	$65,818	80.8%
Homes in backlog	458	317	141	44.5%
Avg sales price	$321.7	$257.1	$64.6	25.1%
California
Dollars	$156,320	$106,900	$49,420	46.2%
Homes in backlog	355	303	52	17.2%
Avg sales price	$440.3	$352.8	$87.5	24.8%
Colorado
Dollars	$90,957	$34,403	$56,554	164.4%
Homes in backlog	210	104	106	101.9%
Avg sales price	$433.1	$330.8	$102.3	30.9%
Nevada
Dollars	$245	$4,858	$(4,613)	(95.0)%
Homes in backlog	1	27	(26)	(96.3)%
Avg sales price	$245.0	$179.9	$65.1	36.2%
West Region Totals
Dollars	$394,844	$227,665	$167,179	73.4%
Homes in backlog	1,024	751	273	36.4%
Avg sales price	$385.6	$303.1	$82.5	27.2%
Central Region - Texas
Central Region Totals
Dollars	239,281	145,990	93,291	63.9%
Homes in backlog	841	585	256	43.8%
Avg sales price	$284.5	$249.6	$34.9	14.0%
East Region
Carolinas
Dollars	$42,343	$18,694	$23,649	126.5%
Homes in backlog	104	53	51	96.2%
Avg sales price	$407.1	$352.7	$54.4	15.4%
Florida
Dollars	$129,843	$65,301	$64,542	98.8%
Homes in backlog	314	222	92	41.4%
Avg sales price	$413.5	$294.1	$119.4	40.6%
East Region Totals
Dollars	$172,186	$83,995	$88,191	105.0%
Homes in backlog	418	275	143	52.0%
Avg sales price	$411.9	$305.4	$106.5	34.9%

(1)	Our backlog represented net orders that have not yet closed.

Operating Results
Companywide. Home closings revenue for the three months ended June 30, 2013 increased 55.0% to $436.0 million on 1,321 units when compared to the prior year, due to a 279-unit increase in units closed and a $60,100 increase in average closing price. Home orders also increased significantly to $573.4 million on 1,637 units for the quarter ended June 30, 2013 as compared to $385.8 million on 1,353 units in the 2012 period, reflecting increased average sales prices of $65,100, or 22.8%, and a cancellation rate of 11%. This improved demand resulted in a 672-unit, or 41.7%, increase in our ending backlog at June 30, 2013 with 2,283 homes as compared to 1,611 homes at June 30, 2012. Additionally, the value of orders in backlog at June 30, 2013 increased 76.2% due to a $69,100 or 24.3% improvement in average sales price versus the same period a year ago. Our closings revenue and orders results reflect our ability to convert the increased demand the housing market is experiencing into orders and closings as we benefit from our superior land positions, desirable home designs and industry-leading energy efficiency innovations. Our average price increase was a result of a shift in our mix to higher priced markets with a greater demand for larger homes, as well as the benefit from price appreciation in many of the markets in which we operate. Our active community count increased to 165 communities as of June 30, 2013 as compared to 151 at June 30, 2012 and remained mostly flat from the 168 reported at the end of the first quarter of 2013.
Closed units for the six months ended June 30, 2013 increased 572 homes or 31.8% over the same period in 2012. Order units of 3,184 in the first six months of 2013 increased 27.5% as compared to 2,497 in the same period in 2012, with a $65,500, or 23.6% increase in average sales price, reflecting the improved demand in 2013 that resulted in an increased ending backlog as mentioned above.
West. In the three months ended June 30, 2013, home closings rose to 669 units, an increase of 49.7% or 222 units over prior year, with a value of $246.6 million, an increase of $112.4 million or 83.7% from 2012. Despite a slight drop in actively selling communities during the second quarter of 2013, the Region had a 50-unit or $67.7 million increase in orders as compared to 2012 due largely to a significantly increased orders pace. These results, coupled with the $73,600 increase in average sales price, led to ending backlog in the Region valued at $394.8 million on 1,024 units, a 273 unit or 36.4% increase over the same period in the prior year. Affordability, pent-up demand, our superior community locations and unique energy efficient products are largely the drivers behind the impressive growth in the states within the West Region.

We believe the successes in the West Region are a testament to our business strategy that emphasizes well-located lot and land positions, innovative product design and our energy-efficient features. Excluding the close out operations in Nevada, our orders per average active community in the Region increased 7.8% over the prior year. The increase in orders per average community indicates the high demand that our communities and plan line-up are generating in this Region. Orders per average active community in the second quarter of 2013 in California led the Company at 17.9, an increase of 31.6% over the 13.6 reported in the second quarter of 2012. This improvement directly led to faster sell out of, and a drop in, the number of actively selling communities in California, from 20 at June 30, 2012 to 13 in 2013, which we are actively working to replenish. In the second quarter of 2013, we entered into contracts to purchase approximately 530 lots representing six potential new communities in California, which are anticipated to be open for sales in the near future. As we replenish our community supply in California, both Arizona and Colorado volumes are more pivotal in the overall Region results and we believe we are in a position to capitalize on the increased buyer demands in the two states, as evidenced by the 2013 year-over-year gains in closings, orders and backlog. We are opening communities in locations in both Arizona and Colorado where the product demand is for larger homes, driving the impressive average sales price increases in both states, while a larger number of actively selling communities due to recent openings are aiding the bolstered volume in both orders and backlog.

Nevada closings were up 90.9%, with 21 units closed in the three months ended June 30, 2013 as compared to 11 in 2012. As previously discussed, we wound down our operations in Nevada and currently, we are only servicing warranty calls for our existing homeowners.

For the six months ended June 30, 2013, home closings in our West Region increased 443 units to 1,199 closings, which together with a $55,900 increase in average sales price resulted in an 87.9% increase in home closing revenue as compared to the same period in the prior year. Orders in the first six months of 2013 increased 311 units or 26.1%, which coupled with the $75,600 average sales price growth, resulted in an increase of $207.3 million to $566.5 million of order volume over the same period in 2012. These results are indicative of the improved homebuilding environment and buyer demand in these states.
Central. The Central Region, made up of our Texas markets, closed 449 units totaling $117.0 million in revenues in the three months ended June 30, 2013, 2.3% and 15.0% increases in units and dollars, respectively, as compared to those reported in the same period in 2012. The Region also experienced a 33.0% increase in orders to 641 units as compared to 482 units for the same period a year ago. The orders increases were achieved mainly due to growth in our active community count to 71 at June 30, 2013 versus 68 at June 30, 2012 and by our 29.6% increase in orders per average community over the prior year. The Central Region's increase in orders in the three months ended June 30, 2013, aided by a $43,500 average sales price increase, contributed to a higher-ending backlog value of $239.3 million, an increase of $93.3 million or 63.9% as compared to the same period a year ago.
Year to date, the Region's revenues experienced an increase to $207.7 million of closings volume on 803 units, $34.3 million higher than the same period in the prior year. The 199-unit and $88.7 million increases in orders in the first six months of 2013 mirror the gains experienced in the second quarter. Improvements in the general economy and our new product line up both contributed to our year-to-date gains.
East. Our East Region generated 203 closings with $72.4 million of home revenue in the second quarter of 2013, 30.1% and 59.8% increases, respectively, from the same period in 2012. The Region also reported higher results in orders generating $53.4 million of additional order dollars, due to a 35.0% increase in units as well as a $107,700 or 36.2% increase in average sales price year over year. This is largely attributable to our 61.0% increase in the number of average actively selling communities in desirable locations and the addition of our new markets in Raleigh, Charlotte and Tampa. The improved orders and average sales prices led to a 143-unit and $88.2 million increase in ending backlog, 52.0% and 105.0% gains, respectively. Significant increases in average sales prices in Florida are due to a shift to community locations that generate a higher demand for larger homes with typically higher sales prices. The Florida market was the largest contributor to the Region's results, although operations in the Carolinas contributed 51 units, or $19.3 million in closings and 77 units, or $31.6 million, in order volume from 12 average actively-selling communities during the second quarter.

The performance in this Region is a testament to our commitment of expanding our geographical footprint through entry into highly sought-after markets and strategic community positioning efforts with strong buyer demand. Our focus and efforts have been supported by strong orders and average sales price growth in the Region.

The Region's home closings for the six months ended June 30, 2013 increased 82 units, or 28.4% over the same period on 2012. This generated total home closing revenue of $128.9 million for the six months ended June 30, 2013, a 55.3% increase over the same period a year ago. Year-to-date orders and order value increased 49.2% and 95.0%, respectively, to 537 units as compared to the same period in 2012. The increasing volume that the new markets in this Region are contributing, coupled with the same factors that impacted the second quarter performance for the rest of the country helped to generate these positive year-to-date results.
Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit
Total	$93,605	21.5%	$51,946	18.5%	$157,965	20.6%	$87,059	17.9%

West	$57,685	23.4%	$24,354	18.1%	$96,313	22.4%	$39,637	17.3%

Central	$21,535	18.4%	$18,604	18.3%	$36,657	17.7%	$30,587	17.6%

East	$14,385	19.9%	$8,988	19.8%	$24,995	19.4%	$16,835	20.3%

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
Home closing gross profit increased to a margin of 21.5% and 20.6% for the three and six months ended June 30, 2013, respectively, as compared to 18.5% and 17.9% for the three and six months ended June 30, 2012, respectively. The second quarter of 2013 also experienced a 200 basis point improvement in home closing gross profit sequentially from 19.5% in the first quarter of 2013. We have been successful in maintaining and, in many markets, increasing gross profit despite direct cost increases experienced in the homebuilding industry recently. This is mainly attributable to sales price increases, construction overhead leverage as our volume has increased over the last several quarters, as well as our focus on direct costs containment. We believe that with our improving orders, sales price increases, and strong ending backlog numbers, we should continue to see stability and potentially modest growth in our gross profit throughout the remainder of 2013.
West. Our West Region home closing gross margin increased to 23.4% for the three months ended June 30, 2013 from 18.1% in the same period of 2012. For the first six months of 2013, home closing gross margin increased to 22.4% from 17.3% in the first six months of 2012. The significant improvement year over year is largely the result of price increases we have been able to implement in many communities due to improving market conditions, the desirability of our community locations and our revised product line-up, as well as overhead leverage experienced with increased volumes.
Central. The Central Region’s 18.4% and 17.7% home closing gross margin for the three and six months ended June 30, 2013 is relatively flat from 18.3% and 17.6% for the same periods of 2012. We have experienced an increase sequentially of 170 basis points from 16.7% reported in the first quarter of 2013, mostly due to successful price increases that offset rising construction costs. The markets within our Central Region have historically reported lower gross margin results than our other markets.
East. This Region experienced home closing gross margins of 19.9% and 19.4% for the three and six months ended June 30, 2013 as compared to 19.8% and 20.3% for the same periods in the prior year. Year-to-date margins in this Region show some deterioration year-over-year as a result of our units mix in the first quarter from close out communities. We continue to focus on and have been recently successful in cost containment measures in addition to our updated product offering, recently opened superior community locations and strategic sales price increases, which collectively, have led to a 110 basis point margin improvement sequentially from the first quarter of 2013.
Financial Services Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Financial Services Profit	$4,165	$2,177	$7,221	$3,758

Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of pre-tax earnings from mortgage and title joint ventures. Included in this amount is both the pass through of earnings from the joint venture's most recently available financial statements. The majority of our financial services profit stems from these mortgage and title joint ventures. In the future, we expect Carefree Title to comprise a greater portion of our financial services profit as it is currently still in its start-up phase and is not yet fully operational in all of our markets. Increases year over year are attributable to the increase in the number of closings processed through our joint ventures and our corresponding profit.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Commissions and Other Sales Costs
Dollars	$31,180	$23,118	$57,059	$42,095
Percent of home closing revenue	7.2%	8.2%	7.4%	8.7%
General and Administrative Expenses
Dollars	$22,451	$16,516	$42,175	$31,237
Percent of total closing revenue	5.0%	5.9%	5.4%	6.4%
Interest Expense
Dollars	$4,523	$6,338	$9,651	$13,709
Other Income, Net
Dollars	685	934	$1,155	$795
Loss on Early Extinguishment of Debt
Dollars	$3,096	$5,772	$3,796	$5,772
(Provision for)/Benefit from Income Taxes
Dollars	$(10,389)	$5,163	$(14,823)	$4,983

Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. Reflecting higher homebuilding revenues, commissions and other sales costs increased by $8.1 million and $15.0 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. As a percentage of home closing revenue, these costs dropped to 7.2% and 7.4% for the three and six months ended June 30, 2013, respectively, as compared to 8.2% and 8.7% for the three and six months ended June 30, 2012. The improved ratio in these costs as a percentage of home closing revenue for both the three and six months is indicative of our continued focus on containing costs as well as our ability to leverage these costs over our increasing revenue.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased year over year to $22.5 million and $42.2 million for the three and six months ended June 30, 2013 as compared to $16.5 million and $31.2 million for the three and six months ended June 30, 2012. The increases in dollars incurred is mainly due to increased compensation costs driven by additional staffing volumes and incentive compensation directly tied to operational metrics as well as overhead costs in our new markets. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels. Due to the increase in revenue and improved operating leverage, these expenses decreased 90 and 100 basis points, respectively, to 5.0% and 5.4% of total revenue for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.
Interest Expense
Interest expense is comprised of interest incurred but not capitalized. For the three and six months ended June 30, 2013, respectively, our non-capitalizable interest expense was $4.5 million and $9.7 million as compared to $6.3 million and $13.7 million for the same periods in the prior year. The decrease in expense year over year is a result of a higher amount of active assets under development included in our inventory that qualify for interest capitalization. While we anticipate our non-capitalizable interest expense will continue to decrease, we expect our eligible assets under construction to remain below our debt balance for the remainder of 2013, and therefore, we anticipate that we will continue to incur such interest charges for the remainder of this year.

Other Income, Net
Other income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) payments and awards related to legal settlements. Other income, net decreased for the three months ended June 30, 2013 as compared to the same period in the prior year primarily due to reduced amounts of income associated with sublease arrangements and a lower volume of forfeited deposits from homeowners. For the six months ended June 30, 2013 as compared to the 2012 period, Other income, net increased slightly due to timing of a legal settlement incurred in the first quarter of 2012.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three and six months ended June 30, 2013 is attributable to the charges associated with the tender and redemption of the remaining balance of our 2017 senior subordinated notes. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the notes. Loss on early extinguishment of debt for the three and six months ended June 30, 2012 is attributable to the charges associated with the tender and redemption of our 2015 notes and $26.1 million partial tender of our 2017 senior subordinated notes. See Note 5 to the consolidated financial statements for additional discussion.
Income Taxes
During both the three and six months ended June 30, 2013, we reported an effective tax rate of 27.0% compared to (181.7)% and (287.7)%, respectively, for the same periods in 2012. The second quarter tax rate includes additional reversals of our state deferred tax valuation allowance and both the three and six month 2013 effective tax rates reflects the benefit of energy tax credits. See Note 10 to the consolidated financial statements for additional discussion. Due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses, the effective tax rate in in 2012 is not meaningful as there is no correlation between the effective tax rate and the amount of pre-tax loss for that period.
Liquidity and Capital Resources
We ended the second quarter with $353.3 million of cash and cash equivalents, investments and securities, and restricted cash, a $57.8 million increase from December 31, 2012. Our principal uses of capital for the three and six months ended June 30, 2013 were operating expenses, home construction and land development, the payment of routine liabilities, and the acquisition of new and strategic lot and land positions. We used funds generated by operations as well as additional financed capital to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth.

Operating Cash Flow Activities
During the six months ended June 30, 2013 and June 30, 2012, net cash used in operations totaled $19.5 million and $104.9 million, respectively. The first half of 2013 results were primarily driven by the $40.2 million in net income and a $48.7 million increase in accounts payable and accrued liabilities along with the increase in home sale deposits of $13.2 million offset by the $114.0 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction.
Net cash used in operations in the first six months of 2012 was primarily the result of our increase in real estate assets, attributable to land acquisition and development activities as well as an increase in home inventory under construction.
Investing Cash Flow Activities
During the six months ended June 30, 2013, net cash used in investing activities totaled $16.0 million as compared to net cash provided by investing activities of $32.3 million for the same periods in 2012. Cash used in investing activities in the first six months of 2013 is mainly attributable to the difference between the $76.9 million in maturities and $71.0 million in purchases of new investments and securities comprised of treasury securities and treasury-backed investments coupled with increases in restricted cash and purchases of property and equipment, net of $4.3 million and $5.8 million, respectively (see Note 1 to the consolidated financial statements for additional information relating to our investments and securities and restricted cash).
Net cash provided by investing activities in the first six months of 2012 were also primarily related to the maturities and purchases of investments and securities of $120.2 million and $76.5 million, respectively.
Financing Cash Flow Activities
During the six months ended June 30, 2013 net cash provided by financing activities totaled $83.1 million as compared to cash used in financing activities of $19.2 million for the same period in 2012. The net increase in financing cash is primarily the net result of our capital transactions. During the first six months ended June 30, 2013 we issued $175.0 million in senior notes and concurrently tendered for our 2017 senior subordinated notes. In addition, we received $10.9 million in proceeds from stock option exercises in the first six months of 2013.

During the six months ended June 30, 2012 net cash used in financing activities totaled $19.2 million, as a result of capital transaction activity including offsetting amounts related to the tender of old and issuance of new debt.
Overview of Cash Management
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, as well as construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring land and developing lots in our markets to maintain and grow our lot supply and active community count in strategic and attractive locations we deem key to our success. We are also using our cash on hand to fund operations in our new markets. As demand for new homes continues to improve and we expand our business, we expect that cash outlays for land purchases and land development in order to grow our lot inventory will continue to exceed our cash generated by operations in the near term. During the second quarter of 2013, we closed 1,321 homes, purchased approximately 2,100 lots for $106.8 million, spent $49.0 million on land development, and started 1,604 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years.
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We continuously evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In the first half of 2013, we called our $99.8 million of 2017 debt. Accordingly, we have no debt maturities until 2018. In addition, in the second quarter of 2013, we amended our existing $125 million senior unsecured revolving credit facility ("the Credit Facility") to, among other things, extend the facility maturity date by two years from July 24, 2014 to July 24, 2016 and increase the total commitment currently available under the Credit Facility to $135 million and increase the accordion feature to $75 million. See Note 5 to the consolidated financial statements for additional discussion regarding these capital transactions.
We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes.
In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. Accordingly, over the last two years, we announced our entry into the Raleigh-Durham and Charlotte, North Carolina market, and the Tampa, Florida market. These opportunities expand our footprint into new markets with positive growth potential and the ability to leverage our existing East Region resources.
We may seek additional capital to strengthen our liquidity position to enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Note 5 in the notes to the unaudited financial statements included in this Quarterly Report on Form 10-Q.
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At June 30, 2013	At December 31, 2012
Senior, senior subordinated and senior convertible notes	$798,215	$722,797
Stockholders’ equity	750,681	694,210
Total capital	$1,548,896	$1,417,007
Debt-to-capital (1)	51.5%	51.0%
Senior, senior subordinated and senior convertible notes	$798,215	$722,797
Less: cash and cash equivalents, restricted cash, and investments and securities	(353,272)	(295,469)
Net debt	444,943	427,328
Stockholders’ equity	750,681	694,210
Total capital	$1,195,624	$1,121,538
Net debt-to-capital (2)	37.2%	38.1%

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

Credit Facility Covenants
We were in compliance with all Credit Facility covenants as of June 30, 2013. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We had no borrowings drawn on the facility during the quarter or six months ended June 30, 2013. Our actual financial covenant calculations as of

June 30, 2013 are reflected in the table below:

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	$485,690	$736,351
Leverage Ratio	< 60%	32%
Interest Coverage Ratio (1)	> 1.50	3.03
Minimum Liquidity (1)	> $49,338	$445,007
Investments other than defined permitted investments	< $240,905	$10,896
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "should," "could," “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; our perceptions about our exposure to loss with respect to our financial instruments and our intention to hold our investments and securities to maturity; our strategic initiatives; that underperforming or mothballed communities will not incur material impairments in the future; the benefits of our land acquisition strategy and structures; our efforts to replace closed-out communities; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt or guarantee agreements; expectations regarding our industry and our business for the remainder of 2013 and beyond; our land and lot acquisition strategy including our expansion plans relating to new markets; the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings (including the joint venture litigation relating to the South Edge joint venture) we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit (including contributions from Carefree Title), net earnings, number and growth of active communities, seasonality and the timing of new community openings; our future cash needs; the expected vesting periods of unrecognized compensation expense; the benefits of our equity compensation program; that we may seek to raise additional debt and equity capital; that we will continue to incur direct interest expense (versus capitalizing and amortizing through cost of closings); the sufficiency of our reserves and our support for our uncertain tax filings positions and timing of payments relating thereto; our intentions regarding the payment of dividends and the use of derivative contracts and the impact of seasonality and changes in interest rates.
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: weakness in the homebuilding market resulting from an unexpected setback in the current economic recovery; the availability of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; the availability and cost of materials and labor; adverse changes in tax laws that benefit our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; inflation in the cost of materials used to construct homes; the adverse effect of slower order absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; our potential exposure to natural disasters; competition; the adverse impacts of cancellations resulting from small deposits relating to our sales contracts; construction defect and home warranty claims; our success in prevailing on contested tax positions; our ability to preserve our deferred tax assets and use them within the statutory time limits; delays and risks associated with land development; our ability to obtain performance bonds in connection with our development work; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; the loss of key personnel; changes in, or our inability or failure to comply with, laws and regulations; our lack of geographic diversification; fluctuations in quarterly operating results; our financial leverage and level of indebtedness; our ability to take certain actions because of restrictions contained in the indentures for our senior notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of future acquisitions; government regulations and legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our “Green” technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors,” which can be found on our website.
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
As of June 30, 2013 all of our debt is fixed rate and is made up of our $175.0 million in principal of our 4.50% senior notes due 2018, $200.0 million in principal of our 7.15% senior notes due 2020, $300.0 million in principal of our 7.00% senior notes due 2022 and $126.5 million of our 1.875% convertible senior notes due 2032. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt. See Note 5 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.
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
On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada, which is currently being prosecuted in the name of JP Morgan's agent, ISG Insolvency Group, Inc. regarding most of the same issues addressed in the Ohio litigation (Case No. 2: 11-CV-01364-PMP). The Ohio and Nevada actions have been consolidated into a single action. On October 26, 2011, the Bankruptcy Court approved a plan pursuant to which (i) the lenders have received all payments to which they are entitled, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders’ repayment guarantee claim against Meritage.
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for pre-judgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, and on July 17, 2013 posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment, which was approved by the Court on July 17, 2013. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling. In addition, we believe that four co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee

Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the arbitration repayment guarantee.
In March 2012, Inspirada Builders, LLC (an entity owned by the above named four co-venturers), as Estate Representative of bankrupt South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There are two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, ironically for not paying the amount Meritage fully tendered but South Edge (at the direction of or as a result of acts of or the failure to perform by the above-named co-venture members) rejected in 2008. The second demand is for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC, which is the new owner of the project, having purchased it through bankruptcy proceedings. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the already pending repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. On June 27, 2013, Inspirada Builders agreed to dismiss with prejudice its $9.8 million arbitration claim for future infrastructure costs. The balance of the parties' claims are currently pending and were set to be resolved at an arbitration hearing in late 2013 but pursuant to a stipulation of the parties that arbitration has now been stayed pending resolution of our pending appeal of the Court's rulings in favor of JP Morgan in the federal court action. These claims are currently pending, and the arbitration hearing will likely be concluded sometime in mid-2013. We do not believe there is any additional exposure to us related to this new claim beyond that already disclosed and discussed in this Legal Proceedings section.

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
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended June 30, 2013.
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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

10.1	Meritage Homes Corporation Nonqualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 10, 2013

10.2	First Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 14, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 1st day of August 2013.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/	LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Meritage Homes Corporation Nonqualified Deferred Compensation Plan

10.2	First Amendment to Credit Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements.