Form 10-Q
period 2013-09-30
Meritage Homes CORP
filed 2013-11-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 31, 2013: 36,241,671

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$177,584	$170,457
Investments and securities	92,846	86,074
Restricted cash	40,904	38,938
Other receivables	35,711	20,290
Real estate	1,345,214	1,113,187
Real estate not owned	481	—
Deposits on real estate under option or contract	34,911	14,351
Investments in unconsolidated entities	10,662	12,085
Property and equipment, net	18,690	15,718
Deferred tax asset	80,390	77,974
Prepaids, other assets and goodwill	36,693	26,488
Total assets	$1,874,086	$1,575,562
Liabilities:
Accounts payable	$76,647	$49,801
Accrued liabilities	178,247	96,377
Home sale deposits	28,183	12,377
Liabilities related to real estate not owned	346	—
Senior, senior subordinated, convertible senior notes and other borrowings	798,337	722,797
Total liabilities	1,081,760	881,352
Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 36,231,201 and 35,613,351 shares at September 30, 2013 and December 31, 2012, respectively	362	356
Additional paid-in capital	409,984	390,249
Retained earnings	381,980	303,605
Total stockholders’ equity	792,326	694,210
Total liabilities and stockholders’ equity	$1,874,086	$1,575,562
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Homebuilding:
Home closing revenue	$483,147	$334,880	$1,249,897	$820,242
Land closing revenue	8,933	7,763	28,568	8,846
Total closing revenue	492,080	342,643	1,278,465	829,088
Cost of home closings	(372,772)	(272,726)	(981,557)	(671,029)
Cost of land closings	(6,126)	(7,493)	(24,139)	(8,833)
Total cost of closings	(378,898)	(280,219)	(1,005,696)	(679,862)
Home closing gross profit	110,375	62,154	268,340	149,213
Land closing gross profit	2,807	270	4,429	13
Total closing gross profit	113,182	62,424	272,769	149,226
Financial Services:
Revenue	1,684	253	3,960	253
Expense	(901)	(317)	(2,229)	(484)
Earnings from financial services unconsolidated entities and other, net	3,511	3,049	9,784	6,974
Financial services profit	4,294	2,985	11,515	6,743
Commissions and other sales costs	(33,467)	(25,855)	(90,526)	(67,950)
General and administrative expenses	(24,412)	(19,209)	(66,587)	(50,446)
Earnings/(loss) from other unconsolidated entities, net	46	(74)	(229)	(348)
Interest expense	(3,462)	(5,009)	(13,113)	(18,718)
Other income, net	605	(8,276)	1,760	(7,481)
Loss on early extinguishment of debt	—	—	(3,796)	(5,772)
Earnings before income taxes	56,786	6,986	111,793	5,254
(Provision for)/benefit from income taxes	(18,595)	(202)	(33,418)	4,781
Net earnings	$38,191	$6,784	$78,375	$10,035
Earnings per common share:
Basic	$1.05	$0.19	$2.17	$0.30
Diluted	$0.99	$0.19	$2.05	$0.30
Weighted average number of shares:
Basic	36,226	35,216	36,060	33,541
Diluted	38,865	35,761	38,771	34,010

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2013	2012
Cash flows from operating activities:
Net earnings	$78,375	$10,035
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,169	5,913
Stock-based compensation	7,040	6,095
Loss on early extinguishment of debt	3,796	5,772
Equity in earnings from unconsolidated entities	(9,555)	(6,626)
Deferred tax asset valuation benefit	(4,614)	(7,709)
Distributions of earnings from unconsolidated entities	10,796	6,118
Other	1,338	1,976
Changes in assets and liabilities:
Increase in real estate	(221,668)	(190,509)
(Increase)/decrease in deposits on real estate under option or contract	(20,425)	2,192
Increase in receivables and prepaid expenses and other assets	(14,224)	(1,882)
Increase in accounts payable and accrued liabilities	106,862	31,204
Increase in home sale deposits	15,584	5,169
Net cash used in operating activities	(39,526)	(132,252)
Cash flows from investing activities:
Purchases of property and equipment	(9,717)	(7,139)
Maturities of investments and securities	132,900	190,701
Payments to purchase investments and securities	(139,672)	(109,798)
Cash paid for acquisitions	(18,379)	—
Other	(1,955)	(3,020)
Net cash (used in)/provided by investing activities	(36,823)	70,744
Cash flows from financing activities:
Repayment of senior subordinated notes	(102,822)	(315,080)
Proceeds from issuance of senior notes	175,000	426,500
Proceeds from issuance of common stock, net	—	87,125
Other	11,298	(5,600)
Net cash provided by financing activities	83,476	192,945
Net increase in cash and cash equivalents	7,127	131,437
Cash and cash equivalents at beginning of period	170,457	173,612
Cash and cash equivalents at end of period	$177,584	$305,049
See supplemental disclosures of cash flow information at Note 11.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family detached homes. We primarily build in the historically high-growth regions of the western and southern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of seven states: Arizona, Texas, California, Colorado, Florida, the Carolinas and Tennessee. Operations within the Carolinas include the Raleigh and Charlotte metropolitan areas, with some Charlotte communities located across the border into South Carolina. In August 2013, we entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders LLC and selected assets of Phillips Development LLC ("Phillips Builders"). With this acquisition, we acquired approximately 500 lots, contributing 30 units in backlog as of September 30, 2013. Through our predecessors, we commenced our homebuilding operations in 1985. In 2012, we commenced limited operations of our wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business consists of title insurance and closing/settlement services we offer to our homebuyers and we expect to be fully operational in applicable markets by the end of 2013. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets other than in Tennessee, where we operate under the Phillips Builders brand name. We also operate as Monterey Homes in some markets in Arizona and Texas. At September 30, 2013, we were actively selling homes in 179 communities, with base prices ranging from approximately $130,000 to $994,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made to the prior year income statements and footnotes to conform to the current year presentation.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $43.2 million and $30.4 million are included in cash and cash equivalents at September 30, 2013 and December 31, 2012, respectively. Included in our cash and cash equivalents balance as of September 30, 2013 and December 31, 2012 are $20.3 million and $0.3 million, respectively, of money market funds that are invested in short term (three months or less) U.S. government securities.
Restricted Cash. Restricted cash consists of amounts held in restricted accounts as collateral for our letter of credit arrangements. The aggregate capacity of these secured letter of credit arrangements was $60.0 million at September 30, 2013. Our restricted cash accounts invest in money market accounts and U.S. government securities and totaled $40.9 million and $38.9 million at September 30, 2013 and December 31, 2012, respectively.
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
Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, capitalized direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis, while most selling costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, we record an accrued liability to capture such obligations in connection with the home closing and charged directly to cost of sales.
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
All of our land inventory and related real estate assets are reviewed for recoverability, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is completed on a quarterly basis with each community or land parcel evaluated individually. For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.
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

In addition to our quarterly impairment analysis, which is conducted to determine if any current impairments exist, we also conduct a thorough quarterly review of our underperforming and mothballed communities to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation. Based on the facts and circumstances available as of September 30, 2013, we do not believe that any of our underperforming or mothballed communities will incur material impairments in the future. Changes in market and/or economic conditions could materially impact the conclusions of this analysis, and there can be no assurances that future impairments will not occur.
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
Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under contract or option until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $34.9 million and $14.4 million as of September 30, 2013 and December 31, 2012, respectively.
Off-Balance Sheet Arrangements —Joint Ventures. In the past, we have participated in land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant avenue for us to access lots. See Note 4 for additional discussion of our investments in unconsolidated entities.
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

	At September 30, 2013		At December 31, 2012
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Surety Bonds:
Surety bonds related to joint ventures	$87	$87	$87	$87
Surety bonds related to owned projects and lots under contract	165,852	85,828	87,305	38,936
Total surety bonds	$165,939	$85,915	$87,392	$39,023
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$1,685	N/A	$—	N/A
LOCs for land development	34,289	N/A	32,475	N/A
LOCs for general corporate operations	4,500	N/A	4,991	N/A
Total LOCs	$40,474	N/A	$37,466	N/A
Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At September 30, 2013	At December 31, 2012
Accruals related to real-estate development and construction activities	$32,954	$19,954
Payroll and other benefits	29,100	11,871
Accrued taxes	34,117	3,407
Warranty reserves	22,257	22,064
Legal reserves	16,807	16,067
Real-estate notes payable (1)	15,876	6,288
Other accruals	27,136	16,726
Total	$178,247	$96,377
(1)     Reflects balance of non-recourse notes payable in connection with land purchases
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first year after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural related warranty based on the number of homes still under warranty and historical warranty data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience may not be sufficient to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect current claims pace and changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Balance, beginning of period	$21,844	$21,243	$22,064	$23,136
Additions to reserve from new home deliveries	2,818	2,166	8,055	5,771
Warranty claims	(2,405)	(436)	(7,862)	(5,934)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$22,257	$22,973	$22,257	$22,973
Warranty reserves are included in accrued liabilities on the accompanying consolidated balance sheets, and additions and adjustments to the reserves are included in cost of home closings within the accompanying consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades, are sufficient to cover our general warranty obligations. However, unanticipated changes in legal, weather, environmental or other conditions could have an impact on our actual warranty costs, and future costs could differ significantly from our estimates.
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
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At September 30, 2013	At December 31, 2012
Homes under contract under construction (1)	$316,508	$192,948
Unsold homes, completed and under construction (1)	123,602	107,466
Model homes (1)	78,017	62,411
Finished home sites and home sites under development	721,492	634,106
Land held for development (2)	53,053	56,118
Land held for sale	19,630	21,650
Communities in mothball status (3)	32,912	38,488
	$1,345,214	$1,113,187

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

(3)
Represents communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball status. As of September 30, 2013, we had six mothballed communities with a carrying value of $29.6 million in our West Region and two mothballed communities with a carrying value of $3.3 million in our Central Region. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership are also expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present as our inventory is considered “long-lived” in accordance with GAAP. In recent years, due to the volatile economic environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed fully recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling the land or holding the land for sale in the future. Based on these reviews of all our communities, we recorded real-estate impairment charges of $584,000 and $776,000 during the three and nine months ended September 30, 2013, respectively, as compared to $417,000 and $1.6 million for the same periods in 2012. These charges are included in Cost of closings in our income statements.
In the latter part of 2011, we announced our intent to wind-down operations in the Las Vegas, Nevada market. The remaining $11.8 million of assets we own in Nevada relate to properties that we are not currently developing and are either actively marketing for sale or have mothballed.
Subject to sufficient qualifying assets, we capitalize interest incurred in connection with the development and construction of real estate. Completed homes and land not actively under development do not qualify for interest capitalization. Capitalized interest is allocated to real estate when incurred and charged to cost of closings when the related property is delivered to our customers. To the extent our debt exceeds our qualified assets base, we expense a proportionate share of the interest incurred. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Capitalized interest, beginning of period	$26,294	$17,836	$21,600	$14,810
Interest incurred	12,508	11,654	37,876	33,819
Interest expensed	(3,462)	(5,009)	(13,113)	(18,718)
Interest amortized to cost of home and land closings	(6,342)	(4,296)	(17,365)	(9,726)
Capitalized interest, end of period (1)	$28,998	$20,185	$28,998	$20,185

(1)
Approximately $511,000 and $539,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of our normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce the financial risk associated with land acquisitions and holdings and allow us to better maximize our liquidity.
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
In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner and we bear any budget shortfalls and maintain any budget savings. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.
The table below presents a summary of our lots under option or contract at September 30, 2013 (dollars in thousands):

	Number of Lots	Purchase Price	Option/Earnest Money Deposits Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	20	$481	$135
Option contracts not recorded on balance sheet - non-refundable deposits, committed (1)	3,075	231,338	22,771
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	3,048	153,414	9,759
Purchase contracts not recorded on balance sheet — refundable deposits, committed	327	15,432	216
Total committed (on and off balance sheet)	6,470	400,665	32,881
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	4,140	111,108	2,165
Total lots under contract or option	10,610	$511,773	$35,046
Total option contracts not recorded on balance sheet (3)	10,590	$511,292	$34,911	(4)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance option contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of September 30, 2013.
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
NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view them as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of September 30, 2013, we had two active equity-method land development ventures.
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
In connection with our land development joint ventures, we may also provide certain types of guarantees to lenders financing the joint ventures. These guarantees can be classified into two categories: (i) Repayment Guarantees and (ii) Completion Guarantees, described in more detail below. Additionally, we have classified a guarantee related to our minority ownership in the South Edge joint venture separately, as there is pending litigation with the venture’s lender group and other venture partners regarding that guarantee.

(In thousands)	At September 30, 2013	At December 31, 2012
Repayment guarantees	$—	$219
Completion guarantees (1)	—	—
South Edge guarantee (2)	13,243	13,243
Total guarantees	$13,243	$13,462

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
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of September 30, 2013 and December 31, 2012 is presented in the table above (excluding any potential recoveries from the joint venture’s land assets).
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
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. We continue to monitor these matters and reserve for these obligations if and when they become probable and can be reasonably estimated. Except as noted above and in Note 13 to these unaudited consolidated financial statements, as of September 30, 2013 and December 31, 2012, we did not have any such reserves.
We also participate in two mortgage and one title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they provide services to both our homebuyers ad well as other buyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. We intend to wind down the remaining title joint venture with the continued roll out of Carefree Title operations, as discussed earlier. Our investments in mortgage and title joint ventures as of September 30, 2013 and December 31, 2012 were $1.8 million and $2.0 million, respectively.
The joint venture financial information below represent the most recent information available to us.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At September 30, 2013	At December 31, 2012
Assets:
Cash	$5,387	$7,650
Real estate	34,947	36,626
Other assets	3,188	3,478
Total assets	$43,522	$47,754
Liabilities and equity:
Accounts payable and other liabilities	$4,696	$4,748
Notes and mortgages payable	13,389	14,001
Equity of:
Meritage (1)	8,400	9,631
Other	17,037	19,374
Total liabilities and equity	$43,522	$47,754

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenue	$8,975	$10,268	$25,373	$18,733
Costs and expenses	(3,256)	(3,711)	(9,466)	(8,250)
Net earnings of unconsolidated entities	$5,719	$6,557	$15,907	$10,483
Meritage’s share of pre-tax earnings (1)(2)	$3,578	$2,975	$9,583	$6,626

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

(2)
Our share of pre-tax earnings is recorded in “Earnings from financial services unconsolidated entities and other, net” and “Earnings/(loss) from other unconsolidated entities, net” on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities include $0.6 million and $0.8 million at September 30, 2013 and December 31, 2012, respectively, related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture’s equity. These amounts are amortized as the assets of the respective joint ventures are sold. A de minimis amount of amortization was recorded for these assets in the three and nine months ended September 30, 2013 with no amortization recorded for the same periods in 2012.
The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, two mortgage ventures, one title venture and various inactive ventures in which we have a total investment of $10.7 million. As of September 30, 2013, we believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — SENIOR, SENIOR SUBORDINATED, CONVERTIBLE SENIOR NOTES AND OTHER BORROWINGS

Senior, senior subordinated, convertible senior notes and other borrowings consist of the following (in thousands):

	At September 30, 2013	At December 31, 2012
7.731% senior subordinated notes due 2017	$—	$99,825
4.50% senior notes due 2018	175,000	—
7.15% senior notes due 2020. At September 30, 2013 and December 31, 2012, there was approximately $3,163 and $3,528 in unamortized discount, respectively	196,837	196,472
7.00% senior notes due 2022	300,000	300,000
1.875% convertible senior notes due 2032	126,500	126,500
$135 million unsecured revolving credit facility	—	—
	$798,337	$722,797
The indentures for our 4.50%, 7.15% and 7.00% senior notes (collectively, "the senior notes") contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. Our convertible senior notes do not have any financial covenants.

Borrowings under our unsecured revolving credit facility ("the Credit Facility") are subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. No amounts were drawn under the Credit Facility as of September 30, 2013 or December 31, 2012.
In March 2013, we completed an offering of $175 million aggregate principal amount of 4.50% Senior Notes due 2018. Concurrent with this offering, we announced a tender offer to repurchase all of our 7.731% Senior Subordinated Notes due 2017 ("2017 Notes") and subsequently issued a call offer to repurchase any and all remaining notes not tendered. As a result of the tender offer, as of September 30, 2013, we had repurchased all of the $99.8 million outstanding 2017 Notes. The debt redemption transactions resulted in costs and charges of $3.8 million for the nine months ended September 30, 2013 reflected as Loss on early extinguishment of debt in our consolidated income statements.
In June 2013, we amended our existing Credit Facility, to among other things, extend the facility maturity date by one year from July 24, 2015 to July 24, 2016, amend the formula for calculating the borrowing base to moderately increase the advance rate for certain categories of assets and to increase the accordion feature to $75 million. In addition, two additional lenders joined the Credit Facility lending syndicate, thereby increasing the total commitment currently available under the Credit Facility to $135 million.
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
Due to our quarterly review of our long-lived real-estate assets as described in Note 2, we consider the carrying amounts of real-estate assets subject to current period impairments to approximate fair value, although all such adjustments for the three and nine months ended September 30, 2013 and September 30, 2012 were considered immaterial.
     Financial Instruments. The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers and is as follows (in thousands):

		September 30, 2013		December 31, 2012
	Hierarchy	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.731% senior subordinated notes	Level 2	N/A	N/A	$99,825	$102,950
4.50% senior notes	Level 2	$175,000	$171,938	N/A	N/A
7.15% senior notes	Level 2	$200,000	$216,000	$200,000	$220,760
7.00% senior notes	Level 2	$300,000	$318,000	$300,000	$328,500
1.875% convertible senior notes	Level 2	$126,500	$135,829	$126,500	$127,449
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 7 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Basic weighted average number of shares outstanding	36,226	35,216	36,060	33,541
Effect of dilutive securities:
Convertible debt (1)	2,176	—	2,176	—
Stock options and unvested restricted stock	463	545	535	469
Diluted weighted average shares outstanding	38,865	35,761	38,771	34,010

Net earnings as reported	$38,191	$6,784	$78,375	$10,035
Interest attributable to convertible senior notes, net of income taxes	393	—	1,180	—
Net earnings for earnings per share	$38,584	$6,784	$79,555	$10,035
Basic earnings per share	$1.05	$0.19	$2.17	$0.30
Diluted earnings per share (1)	$0.99	$0.19	$2.05	$0.30
Antidilutive stock options not included in the calculation of diluted income per share	10	530	5	348

(1)
In the third quarter of 2012, we issued $126.5 million of 1.875% convertible senior notes convertible into shares of our common stock at a rate of 17.1985 shares per $1,000 principle amount. In accordance with ASC Subtopic 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 8 — STOCKHOLDERS’ EQUITY
A summary of changes in shareholders’ equity is presented below:

	Nine Months Ended September 30, 2013
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2012	35,613	$356	$390,249	$303,605	$694,210
Net earnings	—	—	—	78,375	78,375
Exercise of stock options	335	3	11,222	—	11,225
Excess income tax benefit from stock-based awards	—	—	1,733	—	1,733
Equity award compensation expense	—	—	7,040	—	7,040
Issuance of restricted stock	283	3	(3)	—	—
Non-controlling interest acquisition	—	—	(257)	—	(257)
Balance at September 30, 2013	36,231	$362	$409,984	$381,980	$792,326

	Nine Months Ended September 30, 2012
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	40,377	$404	$478,839	$198,442	$(188,773)	$488,912
Net earnings	—	—	—	10,035	—	10,035
Exercise of stock options	259	3	3,897	—	—	3,900
Equity award compensation expense	—	—	6,095	—	—	6,095
Issuance of restricted stock	200	2	(2)	—	—	—
Issuance of stock (1)	2,645	26	87,099	—	—	87,125
Cancellation of treasury shares (2)	(7,891)	(79)	(188,694)	—	188,773	—
Balance at September 30, 2012	35,590	356	387,234	208,477	—	596,067

(1) In July 2012, we issued a public offering of 2,645,000 shares of common stock, par value $0.01 per share, at a price to the public of $34.75 per share.

(2) During the third quarter of 2012, we canceled and retired all of our treasury shares. These shares remain as authorized and unissued shares.
NOTE 9 — STOCK-BASED COMPENSATION
We have a stock compensation plan, the 2006 Stock Option Plan (the “Plan”), that was adopted in 2006, and superseded a prior stock compensation plan. The Plan has been amended from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 8,950,000 shares of common stock, of which 967,743 shares remain available for grant at September 30, 2013. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are typically granted with a five-year ratable vesting period. Non-vested stock awards and performance-based awards granted to our executive management team and our Board of Directors are typically granted with a three-year cliff vesting.
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
Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Stock-based compensation expense	$3,099	$2,822	$7,040	$6,095
Non-vested shares granted	3,600	16,750	345,700	386,500
Performance-based non-vested shares granted	—	—	62,500	56,250
Stock options exercised	12,400	179,832	334,500	259,132
Restricted stock awards vested (includes performance-based awards)	2,550	3,300	283,350	200,316

We did not grant any stock option awards during the nine months ended September 30, 2013 or September 30, 2012.
The following table includes additional information regarding the Plan (dollars in thousands):

	As of
	September 30, 2013	December 31, 2012
Unrecognized stock-based compensation cost	$19,529	$13,072
Weighted average years remaining vesting period	2.40	2.17
Total equity awards outstanding (1)	1,328,885	1,615,235

(1)    Includes vested and unvested options outstanding and unvested restricted stock awards.
NOTE 10 — INCOME TAXES
Components of the income tax (provision)/benefit are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Federal	$(18,153)	$—	$(33,846)	$—
State	(442)	(202)	428	4,781
Total	$(18,595)	$(202)	$(33,418)	$4,781
The effective tax rate for the three and nine months ended September 30, 2013 is 32.7% and 29.9%, respectively, and reflects the benefit of energy tax credit, the homebuilder manufacturing deduction, and a partial reversal of the state valuation allowance on our deferred tax assets. Due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), the effective tax rate in 2012 is not meaningful as there is no correlation between the effective tax rate and the amount of pre-tax income or loss for that period.
At September 30, 2013 and December 31, 2012, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
In accordance with ASC 740-10, Income Taxes, we determine our net deferred tax assets by taxing jurisdiction. We evaluate our net deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, a company's experience with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives.
We recorded a full valuation allowance against all of our net deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at that time. During the second quarter of 2012, we determined that the positive evidence exceeded the negative evidence in the tax jurisdiction of Florida and that it was more likely than not that most of the deferred tax assets and NOL carryovers for the Florida jurisdiction would be realized. In the fourth quarter of 2012, we reversed the valuation allowance against our federal deferred tax assets and those in most of our state jurisdictions because the weight of the positive evidence in those jurisdictions exceeded that of the negative evidence. However, we retained a valuation allowance for certain states which have shorter carryforward periods for utilization of NOL carryovers or lower current earnings relative to their NOL carryforward balance. A portion of this remaining allowance relating to state tax assets was released in the second and third quarters of 2013.
We continue to evaluate the remaining state valuation allowance to determine if sufficient positive evidence indicates that it is more likely than not that an additional portion of the underlying state NOL carryforwards should be able to be realized.

At September 30, 2013 and December 31, 2012, we had a valuation allowance against deferred tax assets as follows (in thousands):

	September 30, 2013	December 31, 2012
State	4,051	8,666
Total valuation allowance	$4,051	$8,666
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At September 30, 2013, we had a federal NOL carryforward benefit of $9.1 million that expires in 2031 and federal tax credit carryforwards of $5.7 million which begin to expire in 2030. At September 30, 2013, we also had tax benefits for state NOL carryforwards of $17.9 million that expire at various times from 2013 to 2031 depending on the state jurisdiction.
At September 30, 2013, we have income taxes payable of $29.6 million, which primarily consists of current federal and state tax accruals as well as tax and interest amounts that we expect to pay within one year for having amended prior-year tax returns. This amount is recorded in accrued liabilities in the accompanying balance sheet as of September 30, 2013.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2008. We are not subject to any federal or state income tax examination at this time.
The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of September 30, 2013, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (the “Act”), which the President signed into law on January 2, 2013. The Act extended certain tax provisions which have a retroactive effect on 2012. Among other things, the Act extended for two years the availability of a business tax credit under IRC §45L for building new energy efficient homes, which originally was set to expire at the end of 2011. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax benefit of approximately $2.6 million in the first quarter of 2013 related to the extension of the IRC §45L tax credit for the qualifying new energy efficient homes that we closed in 2012. We are currently estimating our IRC §45L qualification rates for homes closed in 2012 and 2013 based on best available information, and any additional credits will be recognized in future periods if we determine that we quality for them after completing a more in-depth analysis.
NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30
	2013	2012
Cash paid during the period for:
Interest, net of interest capitalized	$2,876	$19,615
Income taxes	$5,192	$909
Non-cash operating activities:
Real estate not owned	$481	$—
Real estate acquired through notes payable	$9,588	2,800

NOTE 12 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have seven homebuilding operating segments (the seven states in which we operate) within our homebuilding business. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics and geographical proximity. In latter 2012, management's evaluation of segment reporting led to a re-grouping of our homebuilding segments to more closely align them into long-term expected profitability trends and, accordingly, all prior year segment financial information has been updated to reflect our new aggregation. Our current reportable homebuilding segments are as follows:
West:       Arizona, California and Colorado (1)
Central:  Texas
East:       Florida, the Carolinas and Tennessee

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

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Homebuilding revenue (1):
West	$259,669	$186,507	$695,615	$415,471
Central	139,307	104,526	357,406	279,004
East	93,104	51,610	225,444	134,613
Consolidated total	$492,080	$342,643	$1,278,465	$829,088
Homebuilding segment operating income:
West	$41,298	$15,319	$95,356	$26,970
Central	12,677	5,673	22,320	11,325
East	9,990	3,691	19,991	9,768
Total homebuilding segment operating income	63,965	24,683	137,667	48,063
Financial services profit	4,294	2,985	11,515	6,743
Corporate and unallocated (2)	(8,662)	(7,323)	(22,011)	(17,233)
Earnings/(loss) from other unconsolidated entities, net	46	(74)	(229)	(348)
Interest expense	(3,462)	(5,009)	(13,113)	(18,718)
Other income/(expense), net	605	(8,276)	1,760	(7,481)
Loss on early extinguishment of debt	—	—	(3,796)	(5,772)
Earnings before income taxes	$56,786	$6,986	$111,793	$5,254

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Land closing revenue:
West	5,875	$6,488	$11,616	$6,488
Central	3,058	485	13,482	1,568
East	—	790	3,470	790
Consolidated total	$8,933	$7,763	$28,568	$8,846

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At September 30, 2013
	West	Central	East	Financial Services	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$13,644	$11,390	$9,877	$—	$—	$34,911
Real estate	738,573	370,005	236,636	—	—	1,345,214
Investments in unconsolidated entities	205	9,340	46	—	1,071	10,662
Other assets (2)	33,765	167,260	30,556	553	251,165	483,299
Total assets	$786,187	$557,995	$277,115	$553	$252,236	$1,874,086

	At December 31, 2012
	West	Central	East	Financial Services	Corporate and Unallocated (3)	Total
Deposits on real estate under option or contract	$4,419	$7,168	$2,764	$—	$—	$14,351
Real estate	647,316	305,100	160,771	—	—	1,113,187
Investments in unconsolidated entities	365	10,645	16	—	1,059	12,085
Other assets (4)	24,935	132,546	25,914	297	252,247	435,939
Total assets	$677,035	$455,459	$189,465	$297	$253,306	$1,575,562

(1)(3)    Balance consists primarily of corporate assets not allocated to the reporting segments.
(2)(4)    Balance consists primarily of cash and securities and our deferred tax asset.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. As of September 30, 2013, we have reserved approximately $16.8 million related to non-warranty related litigation and asserted claims, which includes reserves for the Joint Venture Litigation discussed below. In addition, our $22.3 million warranty reserve includes accruals for all construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.

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
On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy. On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million, including past-due interest and penalties, the lenders claimed to be owed under the springing repayment guarantee. The lenders claim that the involuntary bankruptcy filed by three of the lenders triggered the “springing” repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 full tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada, which is currently being prosecuted in the name of JP Morgan's agent, ISG Insolvency Group, Inc. regarding the same issues addressed in the Ohio litigation. The Ohio action and the Nevada action have been consolidated. On October 26, 2011, the Bankruptcy Court approved a Plan pursuant to which (i) the lenders have received all payments to which they are entitled, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders' repayment guarantee claim against Meritage.
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for pre-judgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, which is currently pending. On July 17, 2013 we posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment, which was approved by the Court on July 17, 2013. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the rulings. In addition, we believe that the four above-named builders are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the repayment guarantee.
In March 2012, Inspirada Builders, LLC, as Estate Representative of South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. seeking: (1) $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for an alleged failure to pay the amounts Meritage Homes of Nevada fully tendered but South Edge rejected in April 2008; and (2) $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (the new owner of the project and which is owned by the four builders identified above). The $13.5 million component of this claim represents the same alleged obligation and amount that is the subject of the above described pending repayment guarantee litigation between us and JP Morgan. Meritage filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against each of the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. On June 27, 2013, the $9.8 million claim for future infrastructure costs was dismissed. Although the balance of the parties' claims are currently pending and were set to be resolved at a hearing in late 2013, per the parties' stipulation the Arbitration has now been stayed pending resolution of the pending appeal of the Court's rulings in favor of JP Morgan in the federal court action. In connection with these on-going legal proceedings, we have established a reserve in an amount that we believe is appropriate for this matter. Our 3.53% investment in the venture has previously been fully impaired. We do not believe that the ultimate disposition of these matters will have a material adverse effect on our financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook

The positive momentum the housing market has experienced in recent quarters continued into the third quarter of 2013, despite the increase in mortgage rates and the seasonally slower summer months. The market continues to be largely driven by housing affordability and decreasing levels of home inventory in many markets. While sales pace moderated in the third quarter, we are still benefiting from increased customer interest and traffic in our communities that translate into positive order trends overall as compared to the prior year.

We remain focused on strategically positioning ourselves in well-located and highly-desired communities in many of the top real-estate markets in the United States. During the last few quarters, improving demand for homes has allowed us to place more emphasis on increasing prices over sales pace in order to maximize our profitability in top producing markets. This has resulted in our sales pace decreasing in our most robust markets. We have also begun to actively acquire lot positions through option contracts, more specifically through land banking arrangements that have become more available recently and that allow us to leverage our balance sheet by securing additional land through limited initial cash outlays. (See Note 3 for additional information related to option contracts). We believe we successfully differentiate ourselves from our competition by offering a line-up of plans that highlight the benefits of our industry-leading energy efficient homes. We also offer our buyers the ability to personalize their homes and we provide a home warranty, further setting us apart from the competition we face with resale homes. Our solid operating and financial results during the first nine months of 2013 are reflected in our improved profitability and kept our balance sheet strong.
Company Actions and Positioning
As the homebuilding market recovery continues, we remain focused on increasing community count and securing strategic land positions to support future growth in our orders volume and revenue while reducing costs, thereby growing margins and profitability while maintaining a strong balance sheet. To help meet these goals we continue to execute on the following initiatives:

•
Acquiring and developing lots in high-performing markets we deem key to our success in order to maintain and grow our lot supply and active community count in existing markets as well as entry into new markets;

•	Increasing our lots under control and increasing the percentage controlled through option contracts in order to minimize initial cash outlay for land purchases;

•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers' demands in each community, tailoring our pricing, product and amenities offered;

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
In addition to the initiatives listed above evidencing our confidence in the long-term demand for housing, we continually evaluate opportunities for expansion into new markets that indicate positive long-term growth trends. We are redeploying our capital into projects both within our geographic footprint and through entry into new markets. In connection with these efforts, in August 2013, we entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders. With this acquisition, we acquired approximately 500 lots, contributing 30 units in backlog as of September 30, 2013. We also are now closed out of the Las Vegas, Nevada market, only providing on-going warranty support for our homeowners.

In the third quarter of 2013, we opened 27 new communities while closing out 13 communities, ending the quarter with 179 active communities, three of which are from the Phillips Builders acquisition. We expect active community count to continue to grow as our new communities have longer lot positions and are not closing out at the quicker pace of some of our older active communities. We expect to end the year with approximately 185 actively-selling communities.

We also may continue to opportunistically access the capital markets through various debt and equity transactions, providing additional liquidity, extending our debt maturities and strengthening our balance sheet.

Over the past 18 months, we have taken steps to strengthen our balance sheet and extend debt maturities through debt transactions. Most recently, in March 2013, we concurrently issued $175.0 million of 4.50% senior notes due 2018 and redeemed $16.7 million of our $99.8 million senior subordinated notes due 2017. We redeemed the remaining balance of these notes in April 2013. In June 2013, we amended our Credit Facility to extend the facility maturity date by one year to July 2016 and increased the total commitment currently available under the Credit Facility by $10.0 million to $135.0 million. (See Note 5 to the accompanying unaudited consolidated financial statements for further discussion.)
Summary Company Results
Along with most of the homebuilding industry, we continued to experience strong operating and financial performance in the third quarter of 2013. We believe our overall improving trends are attributable to our focus on community placement, coupled with our Meritage Green energy efficiency product offerings as well as the overall improvement in home demand. Demand in our markets continues to outpace supply, allowing us to benefit from price appreciation, which more than offset construction cost increases, and thereby improved our margins. We continue to focus on growing our land positions and strategically increasing our active community count in preferred locations to meet the additional demand we are experiencing and capitalize on improved consumer sentiment regarding home purchases.
In the third quarter of 2013, we benefited from gains in nearly all of our key operating and financial metrics. We recorded 1,300 orders and 1,418 closings, increases of 8.0% and 18.5%, respectively over the third quarter of 2012. Orders pace per average actively selling community slowed slightly, reflecting the effect of recent interest rate increases, home price increases, as well as the overall slower summer months. Most notably, we recorded a significant increase year-over year in home closing gross margin during the three months ended September 30, 2013, increasing 420 basis points from the same period in 2012 to 22.8%. While home closing gross margin may continue to rise slightly over the short term, we expect that home closing gross margin will normalize at a slightly lower percentage rate over the longer term. We believe our results are indicative of successful execution of business initiatives and increased housing demand. We expect the positive housing fundamentals to continue to support moderate growth in upcoming quarters. Comparative positive trends are and will continue to be increasingly more difficult as we began experiencing notable and sustained improvement in the second quarter of 2012. Accordingly, we anticipate the comparative gains to be more tempered as we experience successive quarters of the improved homebuilding environment.
Total home closing revenue was $483.1 million for the three months ended September 30, 2013, increasing 44.3% from the same period last year. The $148.3 million increase is driven by both the 221 additional closing units for the quarter ended September 30, 2013 as compared to the same period last year and the 21.8% increase in average sales prices to $340,700. The increased sales prices were partially due to a shift in order mix to communities and states that have a greater demand for larger homes with higher average home prices and partially due to price appreciation. We reported net earnings of $38.2 million for the three months ended September 30, 2013, as compared to $6.8 million for the same period in 2012. We expect improving revenue and profitability for the remainder of the year, as indicated by our higher ending backlog, average sales prices and improved margins.
Total home closing revenue for the nine months ended September, 2013 was $1.2 billion as compared to $820.2 million for the 2012 period. The 52.4% increase in year-to-date closing revenue is due to a 793-unit increase strengthened by the $56,100 increase in average sales prices. Net earnings for the year-to-date period increased more than six times from $10.0 million in 2012 to $78.4 million in 2013. The same contributing factors for third quarter results mentioned above impacted the year-to-date results.
At September, 2013, our backlog of $805.6 million reflects an increase of 64.6% or $316.1 million, when compared to backlog at September 30, 2012. The improvement reflects a 8.0% increase in unit orders, as well as higher average sales prices on home orders of 19.7% for the three months ended September 30, 2013, as compared to the same period a year ago. In the third quarter of 2013, we were also able to maintain a low cancellation rate on home orders at 14% of gross orders. Cancellations increased from 13% in the third quarter of 2012. These cancellation rates are still a bit below our historical averages.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves, off-balance sheet arrangements, and share-

based payments. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2013 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2012 Annual Report on Form 10-K.

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
Home Closing Revenue

	Three Months Ended September 30		Quarter over Quarter
	2013	2012	Chg $	Chg %
Total
Dollars	$483,147	$334,880	$148,267	44.3%
Homes closed	1,418	1,197	221	18.5%
Avg sales price	$340.7	$279.8	$60.9	21.8%
West Region
Arizona
Dollars	$96,562	$59,519	$37,043	62.2%
Homes closed	301	243	58	23.9%
Avg sales price	$320.8	$244.9	$75.9	31.0%
California
Dollars	$113,954	$88,748	$25,206	28.4%
Homes closed	259	244	15	6.1%
Avg sales price	$440.0	$363.7	$76.3	21.0%
Colorado
Dollars	$43,033	$27,639	$15,394	55.7%
Homes closed	104	83	21	25.3%
Avg sales price	$413.8	$333.0	$80.8	24.3%
Nevada
Dollars	$245	$4,113	$(3,868)	(94.0)%
Homes closed	1	22	(21)	(95.5)%
Avg sales price	$245.0	$187.0	$58.0	31.0%
West Region Totals
Dollars	$253,794	$180,019	$73,775	41.0%
Homes closed	665	592	73	12.3%
Avg sales price	$381.6	$304.1	$77.5	25.5%
Central Region - Texas
Central Region Totals
Dollars	$136,249	$104,041	$32,208	31.0%
Homes closed	509	434	75	17.3%
Avg sales price	$267.7	$239.7	$28.0	11.7%
East Region
Carolinas
Dollars	$24,361	$14,459	$9,902	68.5%
Homes closed	62	40	22	55.0%
Avg sales price	$392.9	$361.5	$31.4	8.7%
Florida
Dollars	$66,464	36,361	$30,103	82.8%
Homes closed	176	131	45	34.4%
Avg sales price	$377.6	277.6	$100.0	36.0%
Tennessee
Dollars	$2,279	N/A	N/A	N/A
Homes closed	6	N/A	N/A	N/A
Avg sales price	$379.8	N/A	N/A	N/A
East Region Totals
Dollars	$93,104	$50,820	$42,284	83.2%
Homes closed	244	171	73	42.7%
Avg sales price	$381.6	$297.2	$84.4	28.4%

	Nine Months Ended September 30		Year over Year
	2013	2012	Chg $	Chg %
Total
Dollars	$1,249,897	$820,242	$429,655	52.4%
Homes closed	3,791	2,998	793	26.5%
Avg sales price	$329.7	$273.6	$56.1	20.5%
West Region
Arizona
Dollars	$233,447	$153,190	$80,257	52.4%
Homes closed	744	593	151	25.5%
Avg sales price	$313.8	$258.3	$55.5	21.5%
California
Dollars	$329,414	$172,575	$156,839	90.9%
Homes closed	784	489	295	60.3%
Avg sales price	$420.2	$352.9	$67.3	19.1%
Colorado
Dollars	$112,238	$75,816	$36,422	48.0%
Homes closed	298	227	71	31.3%
Avg sales price	$376.6	$334.0	$42.6	12.8%
Nevada
Dollars	$8,900	$7,402	$1,498	20.2%
Homes closed	38	39	(1)	(2.6)%
Avg sales price	$234.2	$189.8	$44.4	23.4%
West Region Totals
Dollars	$683,999	$408,983	$275,016	67.2%
Homes closed	1,864	1,348	516	38.3%
Avg sales price	$367.0	$303.4	$63.6	21.0%
Central Region - Texas
Central Region Totals
Dollars	$343,924	$277,436	$66,488	24.0%
Homes closed	1,312	1,190	122	10.3%
Avg sales price	$262.1	$233.1	$29.0	12.4%
East Region
Carolinas
Dollars	$57,849	$30,513	$27,336	89.6%
Homes closed	153	84	69	82.1%
Avg sales price	$378.1	$363.3	$14.8	4.1%
Florida
Dollars	$161,846	103,310	$58,536	56.7%
Homes closed	456	376	80	21.3%
Avg sales price	$354.9	274.8	$80.1	29.1%
Tennessee
Dollars	$2,279	N/A	N/A	N/A
Homes closed	6	N/A	N/A	N/A
Avg sales price	$379.8	N/A	N/A	N/A
East Region Totals
Dollars	$221,974	$133,823	$88,151	65.9%
Homes closed	615	460	155	33.7%
Avg sales price	$360.9	$290.9	$70.0	24.1%

Home Orders (1)

	Three Months Ended September 30		Quarter over Quarter
	2013	2012	Chg $	Chg %
Total
Dollars	$473,924	$366,752	$107,172	29.2%
Homes ordered	1,300	1,204	96	8.0%
Avg sales price	$364.6	$304.6	$60.0	19.7%
West Region
Arizona
Dollars	$80,748	$70,315	$10,433	14.8%
Homes ordered	234	229	5	2.2%
Avg sales price	$345.1	$307.1	$38.0	12.4%
California
Dollars	$84,741	$94,974	$(10,233)	(10.8)%
Homes ordered	165	248	(83)	(33.5)%
Avg sales price	$513.6	$383.0	$130.6	34.1%
Colorado
Dollars	$44,178	$28,925	$15,253	52.7%
Homes ordered	96	88	8	9.1%
Avg sales price	$460.2	$328.7	$131.5	40.0%
Nevada
Dollars	$—	$4,384	$(4,384)	N/A
Homes ordered	—	22	(22)	N/A
Avg sales price	N/A	$199.3	N/A	N/A
West Region Totals
Dollars	$209,667	$198,598	$11,069	5.6%
Homes ordered	495	587	(92)	(15.7)%
Avg sales price	$423.6	$338.3	$85.3	25.2%
Central Region - Texas
Central Region Totals
Dollars	$157,868	$106,116	$51,752	48.8%
Homes ordered	545	425	120	28.2%
Avg sales price	$289.7	$249.7	$40.0	16.0%
East Region
Carolinas
Dollars	$28,971	$12,709	$16,262	128.0%
Homes ordered	72	36	36	100.0%
Avg sales price	$402.4	$353.0	$49.4	14.0%
Florida
Dollars	$74,312	$49,329	$24,983	50.6%
Homes ordered	177	156	21	13.5%
Avg sales price	$419.8	$316.2	$103.6	32.8%
Tennessee
Dollars	$3,106	N/A	N/A	N/A
Homes ordered	11	N/A	N/A	N/A
Avg sales price	$282.4	N/A	N/A	N/A
East Region Totals
Dollars	$106,389	$62,038	$44,351	71.5%
Homes ordered	260	192	68	35.4%
Avg sales price	$409.2	$323.1	$86.1	26.6%

(1)
Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Nine Months Ended September 30		Year over Year
	2013	2012	Chg $	Chg %
Total
Dollars	$1,567,719	$1,060,910	$506,809	47.8%
Homes ordered	4,484	3,701	783	21.2%
Avg sales price	$349.6	$286.7	$62.9	21.9%
West Region
Arizona
Dollars	$284,139	$200,258	$83,881	41.9%
Homes ordered	886	738	148	20.1%
Avg sales price	$320.7	$271.4	$49.3	18.2%
California
Dollars	$331,933	$258,053	$73,880	28.6%
Homes ordered	730	714	16	2.2%
Avg sales price	$454.7	$361.4	$93.3	25.8%
Colorado
Dollars	$154,251	$88,012	$66,239	75.3%
Homes ordered	358	266	92	34.6%
Avg sales price	$430.9	$330.9	$100.0	30.2%
Nevada
Dollars	$5,795	$11,455	$(5,660)	(49.4)%
Homes ordered	24	61	(37)	(60.7)%
Avg sales price	$241.5	$187.8	$53.7	28.6%
West Region Totals
Dollars	$776,118	$557,778	$218,340	39.1%
Homes ordered	1,998	1,779	219	12.3%
Avg sales price	$388.4	$313.5	$74.9	23.9%
Central Region - Texas
Central Region Totals
Dollars	$472,507	$332,007	$140,500	42.3%
Homes ordered	1,689	1,370	319	23.3%
Avg sales price	$279.8	$242.3	$37.5	15.5%
East Region
Carolinas
Dollars	$87,461	$38,841	$48,620	125.2%
Homes ordered	218	109	109	100.0%
Avg sales price	$401.2	$356.3	$44.9	12.6%
Florida
Dollars	$228,527	$132,284	$96,243	72.8%
Homes ordered	568	443	125	28.2%
Avg sales price	$402.3	$298.6	$103.7	34.7%
Tennessee
Dollars	$3,106	N/A	N/A	N/A
Homes ordered	11	N/A	N/A	N/A
Avg sales price	$282.4	N/A	N/A	N/A
East Region Totals
Dollars	$319,094	$171,125	$147,969	86.5%
Homes ordered	797	552	245	44.4%
Avg sales price	$400.4	$310.0	$90.4	29.2%

	Three Months Ended September 30
	2013			2012
	Beginning	Ending		Beginning	Ending
Active Communities
Total	165	179	—	151	153
West Region
Arizona	36	39		32	34
California	13	18		20	19
Colorado	12	12		8	8
Nevada	—	—		2	2
West Region Total	61	69		62	63
Central Region - Texas	71	73		68	68
Central Region Total	71	73		68	68
East Region
Carolinas	13	15		5	7
Florida	20	19		16	15
Tennessee	—	3		—	—
East Region Total	33	37		21	22

	Nine Months Ended September 30,
	2013			2012
	Beginning	Ending		Beginning	Ending
Active Communities
Total	158	179		157	153
West Region
Arizona	38	39		37	34
California	17	18		20	19
Colorado	12	12		10	8
Nevada	1	—		2	2
West Region Total	68	69		69	63
Central Region - Texas	65	73		67	68
Central Region Total	65	73		67	68
East Region
Carolinas	7	15		3	7
Florida	18	19		18	15
Tennessee	—	3		—	—
East Region Total	25	37		21	22

	Three Months Ended September 30		Nine Months Ended September 30
Cancellation Rates (1)	2013	2012	2013	2012
Total	14%	13%	12%	13%
West Region
Arizona	17%	11%	12%	10%
California	16%	14%	12%	14%
Colorado	8%	5%	8%	7%
Nevada	N/A	19%	11%	16%
West Region Total	15%	12%	11%	11%
Central Region - Texas	14%	16%	14%	16%
Central Region Total	14%	16%	14%	16%
East Region
Carolinas	17%	10%	10%	7%
Florida	12%	7%	10%	16%
Tennessee	8%	N/A	8%	N/A
East Region Total	14%	8%	10%	14%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross order units for the same period.

Order Backlog (1)

	At September 30		Year over Year
	2013	2012	Chg $	Chg %
Total
Dollars	$805,580	$489,522	$316,058	64.6%
Homes in backlog	2,190	1,618	572	35.4%
Avg sales price	$367.8	$302.5	$65.3	21.6%
West Region
Arizona
Dollars	$131,508	$92,300	$39,208	42.5%
Homes in backlog	391	303	88	29.0%
Avg sales price	$336.3	$304.6	$31.7	10.4%
California
Dollars	$127,107	$113,126	$13,981	12.4%
Homes in backlog	261	307	(46)	(15.0)%
Avg sales price	$487.0	$368.5	$118.5	32.2%
Colorado
Dollars	$92,102	$35,689	$56,413	158.1%
Homes in backlog	202	109	93	85.3%
Avg sales price	$456.0	$327.4	$128.6	39.3%
Nevada
Dollars	$—	$5,129	$(5,129)	N/A
Homes in backlog	—	27	(27)	N/A
Avg sales price	N/A	$190.0	N/A	N/A
West Region Totals
Dollars	$350,717	$246,244	$104,473	42.4%
Homes in backlog	854	746	108	14.5%
Avg sales price	$410.7	$330.1	$80.6	24.4%
Central Region - Texas
Central Region Totals
Dollars	$260,900	148,065	112,835	76.2%
Homes in backlog	877	576	301	52.3%
Avg sales price	$297.5	$257.1	$40.4	15.7%
East Region
Carolinas
Dollars	$46,953	$16,944	$30,009	177.1%
Homes in backlog	114	49	65	132.7%
Avg sales price	$411.9	$345.8	$66.1	19.1%
Florida
Dollars	$137,691	$78,269	$59,422	75.9%
Homes in backlog	315	247	68	27.5%
Avg sales price	$437.1	$316.9	$120.2	37.9%
Tennessee
Dollars	$9,319	N/A	N/A	N/A
Homes in backlog	30	N/A	N/A	N/A
Avg sales price	$310.6	N/A	N/A	N/A
East Region Totals
Dollars	$193,963	$95,213	$98,750	103.7%
Homes in backlog	459	296	163	55.1%
Avg sales price	$422.6	$321.7	$100.9	31.4%

(1)	Our backlog represented net orders that have not yet closed.

Operating Results
Companywide. Home closings revenue for the three months ended September 30, 2013 increased 44.3% to $483.1 million on 1,418 units when compared to the prior year, due to a 221-unit increase in units closed and a $60,900 increase in average closing price. Home orders also increased significantly to $473.9 million on 1,300 units for the quarter ended September 30, 2013 as compared to $366.8 million on 1,204 units in the 2012 period, reflecting increased average sales prices of $60,000, or 19.7%, although sales pace on orders from average active communities dipped slightly year over year. The slower pace of growth in orders reflects our focus on asset maximization and price increases over absorptions pace. The improved demand over the past several quarters resulted in a 572-unit, or 35.4%, increase in our ending backlog at September 30, 2013 with 2,190 homes as compared to 1,618 homes at September 30, 2012. Additionally, the value of orders in backlog at September 30, 2013 increased 64.6% due to a $65,300 or 21.6% improvement in average sales price versus the same period a year ago. Our closings revenue and continued orders growth results reflect our ability to convert the higher demand the housing market is experiencing into orders and closings as we benefit from our superior land positions, desirable home designs and industry-leading energy efficiency innovations. Our average price increases are a result of a shift in mix to higher priced markets and states with a greater demand for larger homes, as well as the benefit from price appreciation in many of the markets in which we operate. Our active community count increased to 179 communities as of September 30, 2013 as compared to both 153 at September 30, 2012 and 165 reported at the end of the second quarter of 2013.
Closed units for the nine months ended September 30, 2013 increased 793 homes or 26.5% over the same period in 2012. Order units of 4,484 in the first nine months of 2013 increased 21.2% as compared to 3,701 in the same period in 2012, with a $62,900, or 21.9% increase in average sales price, reflecting the improved demand in 2013 that resulted in an increased ending backlog as mentioned above.
West. In the three months ended September 30, 2013, home closings rose to 665 units, an increase of 12.3% or 73 units over prior year, with a value of $253.8 million, an increase 41.0% from 2012. Despite the increase in actively selling communities during the third quarter of 2013, the Region had a 92-unit decrease in orders offset by an $85,300 increase in average sales price, resulting in a net increase in order dollar value of $11.1 million. The $85,300 increase in average sales price is a result of our community locations with higher-priced homes that have also had successive periods of price increases due to strong buyer demand. These results led to ending backlog in the Region valued at $350.7 million on 854 units, a 108-unit or 14.5% increase over the same period in the prior year. Pent-up demand and our superior community locations, as well as unique energy efficient products, are largely the drivers behind the impressive growth in the states within the West Region.

We believe the successes in the West Region are a testament to our business strategy that emphasizes well-located lot and land positions, innovative product design and our energy-efficient features. Our orders per average active community in the Region maintained a healthy pace of 7.6 units, although that does represent a decrease of 19.1% over the prior year, reflecting the increased average sales prices over the past year. This decrease is also largely due to the exceptional demand the California market experienced in the latter half of 2012 and early 2013. While demand is still good, it is not at the same rate we enjoyed both last year and the first half of this year. Both Arizona and Colorado volumes were pivotal in the overall Region results and represent a larger percentage of the Region's operations. We are opening communities in locations in both Arizona and Colorado where the product demand is for larger homes and where we have been able to successively initiate price increases, driving the impressive average sales price increases in both states, while a larger number of actively selling communities due to recent openings are aiding the bolstered volume in both orders and backlog.

As previously discussed, we wound down our operations in Nevada and the only business we are currently conducting in Nevada is servicing warranty calls for our existing homeowners. We closed our final home there in the third quarter of 2013.

For the nine months ended September 30, 2013, home closings in our West Region increased 516 units to 1,864 closings, which together with a $63,600 increase in average sales price resulted in a 67.2% increase in home closing revenue as compared to the same period in the prior year. Orders in the first nine months of 2013 increased 219 units or 12.3%, which coupled with the $74,900 average sales price growth, resulted in an increase of $218.3 million to $776.1 million of order volume over the same period in 2012. These results are indicative of the improved homebuilding environment and buyer demand in these states.
Central. The Central Region, made up of our Texas markets, closed 509 units totaling $136.2 million in revenues in the three months ended September 30, 2013, 17.3% and 31.0% increases in units and dollars, respectively, as compared to those reported in the same period in 2012. The Region also experienced a 28.2% increase in orders to 545 units as compared to 425 units for the same period a year ago. The orders increases were achieved mainly due to growth in our active community count to 73 at September 30, 2013 versus 68 at September 30, 2012 and by our 20.6% increase in orders per average community over the prior year. The Central Region's increase in orders in the three months ended September 30, 2013, aided by a $40,000 average sales price increase, contributed to a higher-ending backlog value of $260.9 million, an increase of $112.8 million or 76.2% as compared to the same period a year ago. Community placement and more actively selling communities are largely credited for the year-over-year gains, coupled with the improved general economy.
Year to date, the Region's revenues experienced an increase to $343.9 million of closings volume on 1,312 units, $66.5 million higher than the same period in the prior year. The 319-unit and $140.5 million increases in orders in the first nine months of 2013 mirror the gains experienced in the third quarter. Improvements in the general economy and our new product line up both contributed to our year-to-date gains.
East. Our East Region generated 244 closings with $93.1 million of home revenue in the third quarter of 2013, 42.7% and 83.2% increases, respectively, from the same period in 2012. The Region also reported higher results in orders generating $44.4 million of additional order dollars, due to a 35.4% increase in units as well as a $86,100 or 26.6% increase in average sales price year over year. This is largely attributable to our 63% increase in the number of average actively selling communities in desirable locations, primarily in our new markets in the Carolinas where our average number of actively selling communities more than doubled and, to a lesser extent, our new operations in Tampa and Nashville. Sales pace in the Region held steady year over year, which coupled with the improved orders and average sales prices led to a 163-unit and $98.8 million increase in ending backlog, 55.1% and 103.7% gains, respectively. Significant increases in average sales prices in Florida are due to overall price increases, as well as to a shift to community locations that generate a higher demand for larger homes with typically higher sales prices. The Florida market was the largest contributor to the Region's results, although operations in the Carolinas contributed 62 units, or $24.4 million in closings and 72 units, or $29.0 million, in order volume from 14 average actively-selling communities during the third quarter. Our first month of operations in Tennessee commenced in September 2013, contributing 6 closings and 11 orders valued at $2.3 million and $3.1 million, respectively.

The performance in this Region is a testament to our commitment of expanding our geographical footprint through entry into highly sought-after markets and strategic community positioning efforts with strong buyer demand. Our focus and efforts have been supported by strong orders and average sales price growth in the Region.

The Region's home closings for the nine months ended September 30, 2013 increased 155 units, or 33.7% over the same period in 2012. This generated total home closing revenue of $222.0 million for the nine months ended September 30, 2013, a 65.9% increase over the same period a year ago. Year-to-date orders and order value increased 44.4% and 86.5%, respectively, to 797 units as compared to the same period in 2012. The increasing volume that the new markets in this Region are contributing, coupled with the same factors that impacted the third quarter performance for the rest of the country helped to generate these positive year-to-date results.
Land Closing Revenue and Gross Profit
From time to time, we sell certain land parcels to other homebuilders, developers or investors if we believe the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify or divest our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $8.9 million and $28.6 million for the three and nine months ending September, 2013, respectively, as compared to $7.8 million and $8.8 million for the three and nine months ending September, 2012, respectively.  The majority of the 2013 land sales are from the sale of certain parcels in communities where we continue to hold extended lot positions as well as the sale of certain Nevada assets as part of our wind-down efforts. Gross profit on land sales improved year over year for both the three and nine months ended September 30, 2013 over 2012 as the 2012 land sales of legacy assets purchased at a higher land basis generated close to break-even margins.

Operating Information (dollars in thousands)

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit
Total	$110,375	22.8%	$62,154	18.6%	$268,340	21.5%	$149,213	18.2%

West	$62,752	24.7%	$33,304	18.5%	$159,065	23.3%	$72,941	17.8%

Central	$27,705	20.3%	$18,787	18.1%	$64,362	18.7%	$49,374	17.8%

East	$19,918	21.4%	$10,063	19.8%	$44,913	20.2%	$26,898	20.1%

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
Home closing gross profit increased to a margin of 22.8% and 21.5% for the three and nine months ended September 30, 2013, respectively, as compared to 18.6% and 18.2% for the three and nine months ended September 30, 2012, respectively. The third quarter of 2013 also experienced a 130 basis point improvement in home closing gross profit sequentially from 21.5% in the second quarter of 2013. We have been successful in maintaining and, in many markets, increasing gross profit despite direct cost increases experienced in the homebuilding industry recently. This is mainly attributable to sales price increases, construction overhead leverage as our volume has increased over the last several quarters, as well as our focus on direct costs containment. We believe that with our improving orders, sales price increases, and strong ending backlog numbers, we should see stability and potentially modest growth in our gross profit throughout the remainder of 2013.
West. Our West Region boasted the highest home closing gross margin figures, increasing to 24.7% for the three months ended September 30, 2013 from 18.5% in the same period of 2012. For the first nine months of 2013, home closing gross margin increased to 23.3% from 17.8% in the first nine months of 2012. The significant improvement year over year is largely the result of price increases we have been able to implement in many communities due to improving market conditions, the desirability of our community locations, as well as overhead leverage experienced with increased volumes.
Central. The Central Region’s 20.3% and 18.7% home closing gross margin for the three and nine months ended September 30, 2013 steadily increased from 18.1% and 17.8% for the same periods of 2012. These increases are mostly due to successful price increases that more than offset rising construction costs. The markets within our Central Region have historically reported lower gross margin results than our other markets.
East. This Region reported home closing gross margins of 21.4% and 20.2% for the three and nine months ended September 30, 2013 as compared to 19.8% and 20.1% for the same periods in the prior year. We continue to focus on cost containment measures, opening superior community locations and implementing strategic sales price increases, which collectively have led to a 150 basis point margin improvement sequentially from the second quarter of 2013. Year-to-date margins in this Region are relatively flat year over year as a result of our units mix in the first quarter of 2013 versus 2012, reflecting the lower margins from close out communities.
Financial Services Profit

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Financial Services Profit	$4,294	$2,985	$11,515	$6,743

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

Selling, General and Administrative Expenses and Other Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Commissions and Other Sales Costs
Dollars	$33,467	$25,855	$90,526	$67,950
Percent of home closing revenue	6.9%	7.7%	7.2%	8.3%
General and Administrative Expenses
Dollars	$24,412	$19,209	$66,587	$50,446
Percent of total closing revenue	5.0%	5.6%	5.2%	6.1%
Interest Expense
Dollars	$3,462	$5,009	$13,113	$18,718
Other Income/(Expense), Net
Dollars	605	(8,276)	$1,760	$(7,481)
Loss on Early Extinguishment of Debt
Dollars	$—	$—	$3,796	$5,772
(Provision for)/Benefit from Income Taxes
Dollars	$(18,595)	$(202)	$(33,418)	$4,781

Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. Reflecting higher homebuilding revenues and the significant increase of actively selling communities, commissions and other sales costs increased by $7.6 million and $22.6 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012; however, a percentage of home closing revenue, these costs dropped 80 basis points to 6.9% and 110 basis points to 7.2% for the three and nine months ended September 30, 2013, respectively. The improved ratio in these costs as a percentage of home closing revenue for both the three and nine months is indicative of our continued focus on containing costs as well as our ability to leverage these costs over our increasing revenue.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased year over year to $24.4 million and $66.6 million for the three and nine months ended September 30, 2013 as compared to $19.2 million and $50.4 million for the three and nine months ended September 30, 2012. The increases in dollars incurred is mainly due to increased compensation costs driven by additional staffing volumes and incentive compensation directly tied to operational metrics as well as overhead costs incurred in our new markets. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels. Due to the increase in revenue and improved operating leverage, these expenses decreased 60 and 90 basis points, respectively, to 5.0% and 5.2% of total revenue for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.
Interest Expense
Interest expense is comprised of interest incurred but not capitalized. For the three and nine months ended September 30, 2013, respectively, our non-capitalizable interest expense was $3.5 million and $13.1 million as compared to $5.0 million and $18.7 million for the same periods in the prior year. The decrease in expense year over year is a result of a higher amount of active assets under development included in our inventory that qualify for interest capitalization. While we anticipate our non-capitalizable interest expense will continue to decrease, we expect our eligible assets under construction to remain below our debt balance for the remainder of 2013, and therefore, we anticipate that we will continue to incur such interest charges for the remainder of this year.

Other Income/(Expense), Net
Other income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) payments and awards related to legal settlements. Other income, net, increased for the three and nine months ended September 30, 2013 as compared to the same periods in the prior year primarily due to the $8.7 million litigation reserve charge recorded in the third quarter of 2012.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the nine months ended September 30, 2013 is attributable to the charges associated with the tender and redemption of the remaining balance of our 2017 senior subordinated notes. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the notes. Loss on early extinguishment of debt for the nine months ended September 30, 2012 is attributable to the charges associated with the tender and redemption of our 2015 notes and $26.1 million partial tender of our 2017 senior subordinated notes. See Note 5 to the consolidated financial statements for additional discussion. There were no such charges in the three months ended September 30, 2013 or 2012.
Income Taxes
During the three and nine months ended September 30, 2013, we reported an effective tax rate of 32.7% and 29.9%  compared to 2.9% and (91.0)%, respectively, for the same periods in 2012. The three and nine month tax rates in 2013 include additional reversals of our state deferred tax valuation allowance, the benefit of energy tax credits, and the homebuilder manufacturing deduction. See Note 10 to the consolidated financial statements for additional discussion. Due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses, the effective tax rate in 2012 is not meaningful as there is no correlation between the effective tax rate and the amount of pre-tax income or loss for that period.
Liquidity and Capital Resources
We ended the second quarter with $311.3 million of cash and cash equivalents, investments and securities, and restricted cash, a $15.9 million increase from December 31, 2012. Our principal uses of capital for the nine months ended September 30, 2013 were operating expenses, home construction and land development, the payment of routine liabilities, and the acquisition of new and strategic lot and land positions, including our acquisition of Phillips Builders in Tennessee. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on generating positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth.

Operating Cash Flow Activities
During the nine months ended September 30, 2013 and September 30, 2012, net cash used in operations totaled $39.5 million and $132.3 million, respectively. The first nine months of 2013 results benefited from cash generated by the $78.4 million in net income and a $106.9 million increase in accounts payable and accrued liabilities offset by the $221.7 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction.
Net cash used in operations in the first nine months of 2012 was primarily the result of our increase in real estate assets, attributable to land acquisition and development activities as well as an increase in home inventory under construction.
Investing Cash Flow Activities
During the nine months ended September 30, 2013, net cash used in investing activities totaled $36.8 million as compared to net cash provided by investing activities of $70.7 million for the same periods in 2012. Cash used in investing activities in the first nine months of 2013 is mainly attributable to the difference between the $132.9 million in maturities and $139.7 million in purchases of new investments and securities comprised of treasury securities and treasury-backed investments coupled with cash outlays related to acquisitions and purchases of property and equipment to fund model homes in new communities of $18.4 million and $9.7 million, respectively.
Net cash provided by investing activities in the first nine months of 2012 primarily related to the maturities and purchases of investments and securities of $190.7 million and $109.8 million, respectively.
Financing Cash Flow Activities

During the nine months ended September 30, 2013 net cash provided by financing activities totaled $83.5 million as compared to $192.9 million for the same period in 2012. The net increase in financing cash in both periods is primarily the net result of our capital transactions. During the first nine months ended September 30, 2013 we issued $175.0 million in senior notes and concurrently tendered our 2017 senior subordinated notes for $102.8 million.

Overview of Cash Management
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, as well as construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring land and developing lots in our markets to maintain and grow our lot supply and active community count in strategic and attractive locations we deem key to our success. As demand for new homes continues to improve and we expand our business, we expect that cash outlays for land purchases and land development in order to grow our lot inventory in the near term will continue to exceed our cash generated by operations. During the third quarter of 2013, we closed 1,418 homes, purchased approximately 2,700 lots for $93.1 million, spent $73.4 million on land development, and started 1,489 homes. In addition, we spent $11.4 million on deposits to enter into contracts for lots secured with land bankers in the third quarter of 2013. As a means of accessing large parcels of land with minimal cash outlay, we have recently begun to enter into rolling option contracts through land banking arrangements. Such arrangements provide a way of controlling lot inventory through purchasing lots based on predetermined schedules that are structured to mirror our forecasted pace of home construction starts. Purchasing land through these arrangements allows us greater cash leveraging and the opportunity to enter into larger land deals that otherwise would have been prohibitive due to the amount of initial cash outlay they would have required. (See Notes 1 and 3 to the consolidated financial statements for additional information regarding land contract deposits and their associated committed cash). The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years.
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We continuously evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In the first half of 2013, we called and paid our $99.8 million of 2017 debt. Accordingly, we have no debt maturities until 2018. In addition, in the second quarter of 2013, we amended our existing $125 million senior unsecured revolving credit facility ("the Credit Facility") to, among other things, extend the facility maturity date by one year from July 24, 2015 to July 24, 2016 and increase the total commitment currently available under the Credit Facility to $135 million and increase the accordion feature to $75 million. See Note 5 to the consolidated financial statements for additional discussion regarding these capital transactions.
We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes.
In addition to expanding our business in existing markets, we continue to look into opportunities to expand outside of our existing markets. Accordingly, over the last two years, we entered the Raleigh-Durham and Charlotte, North Carolina markets, and the Tampa, Florida market and most recently, we entered the Nashville, Tennessee market through our August 2013 purchase of Phillips Builders. These opportunities expand our footprint into new markets with positive growth potential and the ability to leverage our existing East Region resources.
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

	At September 30, 2013	At December 31, 2012
Senior, senior subordinated and senior convertible notes	$798,337	$722,797
Stockholders’ equity	792,326	694,210
Total capital	$1,590,663	$1,417,007
Debt-to-capital (1)	50.2%	51.0%
Senior, senior subordinated and senior convertible notes	$798,337	$722,797
Less: cash and cash equivalents, restricted cash, and investments and securities	(311,334)	(295,469)
Net debt	487,003	427,328
Stockholders’ equity	792,326	694,210
Total capital	$1,279,329	$1,121,538
Net debt-to-capital (2)	38.1%	38.1%

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

Credit Facility Covenants
We were in compliance with all Credit Facility covenants as of September 30, 2013. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We had no borrowings drawn on the facility during the quarter or nine months ended September 30, 2013. Our actual financial covenant calculations as of September 30, 2013 are reflected in the table below:

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	$504,942	$767,970
Leverage Ratio	< 60%	35%
Interest Coverage Ratio (1)	> 1.50	3.99
Minimum Liquidity (1)	> $50,192	$405,430
Investments other than defined permitted investments	< $260,391	$10,662
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "should," "could," “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; our perceptions about our exposure to loss with respect to our financial instruments and our intention to hold our investments and securities to maturity; our strategic initiatives; that underperforming or mothballed communities will not incur material impairments in the future; the benefits of our land acquisition strategy and structures; that Carefree Title will be fully operational in applicable locations by the end of 2013 and that we will wind down our remaining title joint venture; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt or guarantee agreements; expectations regarding our industry and our business for the remainder of 2013 and beyond; our land and lot acquisition strategy including our expansion plans relating to new markets; the sufficiency of our warranty reserves; demographic and other trends related to the homebuilding industry in general; the future supply of housing inventory; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings (including the joint venture litigation relating to the South Edge joint venture) we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the future impact of deferred tax assets or liabilities; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit (including contributions from Carefree Title), revenues, net earnings, number and growth of active communities, seasonality and the timing of new community openings; our future cash needs; the expected vesting periods of unrecognized compensation expense; the benefits of our equity compensation program; that we may seek to raise additional debt and equity capital; that we will continue to incur direct interest expense (versus capitalizing and amortizing through cost of closings); the sufficiency of our reserves and our support for our uncertain tax filings positions and timing of payments relating thereto; our intentions regarding the payment of dividends and the use of derivative contracts and the impact of seasonality and changes in interest rates.
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: weakness in the homebuilding market resulting from an unexpected setback in the current economic recovery; the availability of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; the availability and cost of materials and labor; adverse changes in tax laws that benefit our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; inflation in the cost of materials used to construct homes; the adverse effect of slower order absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; our potential exposure to natural disasters; competition; the adverse impacts of cancellations resulting from small deposits relating to our sales contracts; construction defect and home warranty claims; our success in prevailing on contested tax positions; our ability to preserve our deferred tax assets and use them within the statutory time limits; delays and risks associated with land development; our ability to obtain performance bonds in connection with our development work; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; the loss of key personnel; changes in, or our failure to comply with, laws and regulations; our lack of geographic diversification; fluctuations in quarterly operating results; our financial leverage and level of indebtedness; our ability to take certain actions because of restrictions contained in the indentures for our senior notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of future acquisitions; government regulations and legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our “Green” technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors,” which can be found on our website.
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
As of September 30, 2013 all of our debt is fixed rate and is made up of our $175.0 million in principal of our 4.50% senior notes due 2018, $200.0 million in principal of our 7.15% senior notes due 2020, $300.0 million in principal of our 7.00% senior notes due 2022 and $126.5 million of our 1.875% convertible senior notes due 2032. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt. See Note 5 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.
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
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for pre-judgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, and on July 17, 2013 posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment, which was approved by the Court on July 17, 2013. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling on appeal which is currently pending. In addition, we believe that four co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the arbitration repayment guarantee.
In March 2012, Inspirada Builders, LLC (an entity owned by the above named four co-venturers), as Estate Representative of bankrupt South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There were two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, ironically for not paying the amount Meritage fully tendered but South Edge (at the direction of or as a result of acts of or the failure to perform by the above-named co-venture members) rejected in 2008. The second demand was for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC, which is the new owner of the project, having purchased it through bankruptcy proceedings. The second demand was dismissed on June 27, 2013. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the already pending repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. The balance of the parties' claims are currently pending and were set to be resolved at an arbitration hearing in late 2013 but pursuant to a stipulation of the parties that arbitration has now been stayed pending resolution of our pending appeal of the Court's rulings in favor of JP Morgan in the federal court action. We do not believe there is any additional exposure to us related to this new claim beyond that already disclosed and discussed in this Legal Proceedings section.

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
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended September 30, 2013.
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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

4.1	First Supplemental Indenture (re 4.5% Senior Notes due 2018)	Filed herewith

4.2	Second Supplemental Indenture (re 7% Senior Notes due 2022)	Filed herewith

4.3	Supplemental Indenture No. 2 (re 1.875% Convertible Senior Notes due 2032)	Filed herewith

4.4	Fifth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 1st day of November 2013.

MERITAGE HOMES CORPORATION,
a Maryland Corporation

By:	/s/	LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation

4.1	First Supplemental Indenture (re 4.5% Senior Notes due 2018)

4.2	Second Supplemental Indenture (re 7% Senior Notes due 2022)

4.3	Supplemental Indenture No. 2 (re 1.875% Convertible Senior Notes due 2032)

4.4	Fifth Supplemental Indenture (re 7.15% Senior Notes due 2020)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.