Form 10-K
period 2013-12-31
Meritage Homes CORP
filed 2014-02-19
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant (34,187,291shares) as of June 28, 2013, was $1.5 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 18, 2014 was 39,074,341.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

3

PART I
Item 1. Business
The Company
Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the western and southern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have operations in three regions: West, Central and East, which are comprised of eight states: Arizona, California, Texas, Colorado, Florida, North Carolina, South Carolina and Tennessee. Operations within the Carolinas include the Raleigh and Charlotte metropolitan areas, with some Charlotte communities located across the border into South Carolina. These three regions are our principal business segments. Please refer to Note 12 of the consolidated financial statements for information regarding our operating and reporting segments.
Our homebuilding and marketing activities are conducted under the Meritage Homes brand. We also operate under the name Monterey Homes in some locations and in Tennessee we operate as Phillips Builders. At December 31, 2013, we were actively selling homes in 188 communities, with base prices ranging from approximately $130,000 to $1,000,000.
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
Meritage operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee, nominating/governance committee and land committee. All of our employees, including officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance. The charters for each of these committees are available on our website, along with our Code of Ethics, Corporate Governance Principles and Practices and Securities Trading Policy. Our committee charters, Code of Ethics, Corporate Governance Principles and Practices and Securities Trading Policy are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address: Meritage Homes Corporation, 17851 North 85th Street, Suite 300, Scottsdale, Arizona 85255, Attention: General Counsel. Our telephone number is (480) 515-8100. Our address will change effective March 31, 2014 to 8800 East Raintree Drive, Suite 300, Scottsdale, AZ 85260.
Strategy
All facets of our operations are governed by the principles of our strategic model which defines Meritage's culture and operational parameters, ensuring that our actions are aligned around the achievement of our goals. This model combines our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including: management, land acquisition and development, finance, marketing, sales, purchasing, construction and customer care. The main tenets of our strategic model are to:

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
These tenets drive our short- and long-term goals and are evident in the operational decisions made in each of our divisions and communities, all of which contribute to the successes we have achieved with our customers, within the marketplace and within our homebuilder peer group.
With our focus on innovation, we employ industry-leading building techniques and technologies through our Meritage Green building program which is aimed at setting the standard for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct meets ENERGY STAR® standards, with many of our communities greatly surpassing those levels, offering our customers homes that utilize less energy than the standard US home. Our commitment to incorporate these energy standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these standard features to our home buyers for nominal additional cost. Through our “green” strategy, we believe we continue to lead the industry by incorporating advanced building technologies into the homes we build that further differentiate our product in the marketplace when compared against both new and resale homes, providing us with a competitive advantage while allowing us and our buyers to be responsible stewards of the environment. The building practices we utilize result in our homeowners’ utility usage on average being less than half of the current national average of US households. We were also the first production builder to offer net-zero homes, which on an annual basis produce as much energy as they use.
In 2013, we proudly issued our first Corporate Sustainability Report, voluntarily reporting our sustainability practices in compliance with the standards of the Global Reporting Initiative Guidelines. A copy of our sustainability report is available on our website. In 2013 we were, once again, widely recognized for our leadership role in advanced green building, including being named:

•	US EPA 2013 Energy Star, Partner of the Year - Sustained Excellence

•	2013 One of the Most Trusted Builders in America, Lifestory Research Most Trusted Builders in America Study

•	2013 "Green Champion" Build it Green San Antonio
We believe our strategic model and our Meritage Green commitment provide us with unique competitive advantages and continue to drive our success in maintaining and growing profitability.

Markets
We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
East Bay/Central Valley, CA	1998
Sacramento, CA	1998
San Antonio, TX	2003
Inland Empire, CA	2004
Denver, CO	2004
Orlando, FL	2004
Raleigh, NC	2011
Tampa, FL	2011
Charlotte, NC	2012
Nashville, TN	2013

Our homes range from entry level to luxury. A summary of activity by region as of and for the years ended December 31, 2013 and 2012 follows (dollars in thousands):

	Year Ended December 31, 2013		At December 31, 2013
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	1,041	$316.9	278	$97,239	7,402	40
California	989	$432.6	225	107,463	2,774	22
Colorado	405	$392.1	202	92,384	2,170	14
Nevada	38	$234.2	—	—	174	—
West Region Total	2,473	$374.2	705	$297,086	12,520	76
Central Region
Texas	1,834	$268.7	792	$245,655	7,568	70
Central Region Total	1,834	$268.7	792	$245,655	7,568	70
East Region
Carolinas	239	$390.0	108	$43,218	1,691	17
Florida	691	$382.2	208	89,272	3,456	20
Tennessee	22	$359.2	40	11,441	427	5
East Region Total	952	$383.6	356	$143,931	5,574	42
Total Company	5,259	$339.1	1,853	$686,672	25,662	188

	Year Ended December 31, 2012		At December 31, 2012
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	825	$268.0	249	$80,816	7,360	38
California	732	$361.2	315	124,588	2,062	17
Colorado	292	$331.5	142	50,089	1,446	12
Nevada	61	$187.6	14	3,105	293	1
West Region Total	1,910	$310.9	720	$258,598	11,161	68
Central Region
Texas	1,655	$236.0	500	$132,317	6,468	65
Central Region Total	1,655	$236.0	500	$132,317	6,468	65
East Region
Carolinas	117	$358.0	49	$17,341	774	7
Florida	556	$284.3	203	71,010	2,414	18
East Region Total	673	$297.1	252	$88,351	3,188	25
Total Company	4,238	$279.5	1,472	$479,266	20,817	158

(1)	“Home Sites Controlled” is the estimated number of homes that could be built on unstarted lots we control, including lots available for sale and on undeveloped land.
The 23.3% overall increase in our homesites controlled as of December 31, 2013 as compared to the prior year reflects our efforts to execute on our strategy to expand our land pipeline, as well as grow new markets - the Carolinas and Tennessee.

The average closing price increase in 2013 versus 2012 highlights the combination of our successful efforts to acquire, build and sell lots in more desirable, move-up locations, the overall strength of the market in 2013 and our ability to increase pricing to near normal levels in many of our communities. Our closing volume in 2013 also shifted to states with higher average sales prices, further contributing to the Company-wide increase. We believe our land positioning strategies have helped to pave the way for achieving future growth and profitability.
In the latter half of 2012, we commenced limited operations of our wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). During 2013, we migrated most of our divisions to the Carefree Title platform. Carefree Title's core business lines include title insurance and closing/settlement services for our homebuyers. We previously were involved in title operations through participation in joint ventures in certain locations. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Revenue and expense from Carefree Title are included in our Financial Services segment in the accompanying consolidated financial statements.

Recent Industry and Company Developments
During 2013, the positive momentum the housing market experienced in 2012 continued despite some increases in mortgage rates throughout the year. The second half of the year's activity kept pace with expectations, albeit with some slowing from the first half of the year, primarily due to the effect of successive price increases in early 2013. The market continues to be largely driven by housing affordability and decreasing levels of home inventory in many markets and overall market dynamics still indicate that the strong housing market should continue into at least 2014. We benefited from increased customer interest and traffic in our communities and had positive results in key operational metrics in 2013 as compared to the prior year.
We remain focused on strategically positioning ourselves in well-located and highly-desired communities in many of the top real-estate markets in the United States. During the last few quarters, improving demand for homes has allowed us to place more emphasis on increasing prices than on sales pace in order to maximize our profitability in top-producing markets. This has resulted in a decrease in sales pace in some of our most robust markets. We have also begun to actively acquire lot positions through option contracts, more specifically through land banking arrangements that have become more available recently and that allow us to leverage our balance sheet by securing additional land through limited initial cash outlays (see Note 3 for additional information related to option contracts). We believe we also successfully differentiate ourselves from our competition by offering a line-up of plans that highlight the benefits of our industry-leading energy efficient homes. In addition, we also offer our buyers the ability to personalize their homes and we provide a home warranty, further setting us apart from the competition we face with resale homes.
We also carefully manage our goals of maintaining ample liquidity and a strong balance sheet. During 2013, we strengthened our balance sheet through two new senior note issuances, and we increased the capacity of our revolving credit facility. After these capital transactions, we ended the year with cash, cash equivalents, and investments and securities balances totaling $363.8 million. Shortly after year end, we also completed a public equity offering, raising net proceeds of $110.5 million. We also benefited from continued improvement in our key operational metrics over the prior year including orders, closings and backlog and community count, gross margins and net earnings generated both through our strategic advantages as well as the general market recovery. We continued to reinforce our lot positions with well-located lots and are actively evaluating opportunities for expansion into new markets. In the first half of 2011, we entered the promising Raleigh-Durham, North Carolina market and in December 2011 we announced our entry into the Tampa market, expanding our presence in Florida, where we have experienced a high level of success over the last several years. In 2012, we announced entry into Charlotte, North Carolina, and in August 2013, we completed our first acquisition since 2005, entering the Nashville, Tennessee market. We have fully wound down our home building operations in the Las Vegas market.
Our active community count increased at year-end to 188 versus 158 a year ago, due to the contributions of our new divisions and our increased land acquisition efforts. Our orders per average active community during 2013 increased slightly to 32.5 as compared to 30.4 in 2012, reflecting the impact of both the fast sales pace in early 2013 and the tempering of orders volumes in the latter part of the year. Our unsold inventory consisted of 768 homes as of December 31, 2013, approximately one third of which were completed, as compared to prior year unsold inventory of 643 homes.
Land Acquisition and Development
Our current goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development and manage to our business plan for future closings. To grow our business and to better leverage our existing overhead, we are currently focused on adding to our current lot positions and expanding our market share in our key markets and their surrounding submarkets while exploring opportunities outside of our existing markets. As of December 31, 2013 we have a 4.9-year supply of lots, based on 2013 closings, although 8.6% of our holdings are in master-planned Active Adult communities that traditionally contain a significantly larger supply of lots and, accordingly, have a longer lot position. We continually evaluate our markets, monitoring and adjusting our lot supplies to ensure we have a sufficient pipeline, and are committed to growing our active community count in key locations through lot and land acquisitions.
We are currently purchasing primarily partially-developed or undeveloped lots. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. Finished lots are those on which the development has already been completed by a third party, and they are ready for immediate home construction. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years. Undeveloped land and partially finished lots require a longer lead time to allow for development activities before our new communities are able to open for sales. When evaluating any land acquisition, our selection is based upon a variety of factors, including:

•	financial feasibility of the proposed project, including projected profit margins, return on capital invested, and the capital payback period;

•	existing concentration of contracted lots in surrounding markets, including nearby Meritage communities;

•	suitability for development, generally within a three to five-year time period from the beginning of the development process to the delivery of the last home;

•	surrounding demographics based on extensive marketing studies, including surveys of both new and resale homebuyers;

•	the ability to secure governmental approvals and entitlements, if required;

•	results of environmental and legal due diligence;

•	proximity to local traffic and employment corridors and amenities;

•	availability of seller-provided purchase options or agreements that allow us to defer lot purchases until needed for production; and

•	management’s judgment as to the local real estate market and economic trends, and our experience in particular markets.
When purchasing undeveloped or partially developed land, we generally acquire land only after most necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to appropriate zoning, development agreements and preliminary or tentative maps and recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. We may consider the purchase of unentitled property when we can do so in a manner consistent with our business strategy. Historically, we have developed parcels ranging from 100 to 300 lots and have recently begun acquisitions of this size again, although over the past several years due to the slower housing market, we were primarily focused on limited lot purchases of smaller groups of finished lots.
Once we secure undeveloped land, we generally initiate development through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, landscaping improvements, and recreation facilities and other improvements and refinements. We frequently build homes in master-planned communities with home sites that are along or near major amenities, such as golf courses or recreation facilities.
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
We typically acquire land through land purchase and option contracts. Land purchases are generally financed through our working capital, including corporate borrowings. Acquiring our land through option contracts, when available, allows us to control the timing and volume of lot and land purchases from the third parties and minimizes our up-front cash outlay. Option contracts allow us to purchase finished lots at pre-determined prices during a specified period of time rather than in bulk. These contracts are usually structured to approximate our projected absorption rate at the time the contract is negotiated, are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 15% of the total land purchase price. We believe the use of options limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns. If we are not successful in these re-negotiations, we might determine that a project is no longer feasible or desirable and cancel the option contracts, usually resulting in the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. Although the recent availability of such option lots was drastically reduced during the recent housing downturn and recession, during 2013 we were successful in securing 3,373 lots through such options.
At December 31, 2013, in addition to our approximately 18,900 owned lots, we also had approximately 6,800 committed lots under option or contract for a total purchase price of approximately $449.8 million, with $49.4 million in cash deposits. Information related to lots and land under option is presented in Note 3—Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.
All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of our senior management team and key operating and financial executives. All land acquisitions exceeding pre-specified limits must also be approved by our Board of Directors' Land Committee.
The following table presents information as of December 31, 2013 (dollars in thousands):

	Number of Lots Owned (1)		Number of Lots Under Contract or Option (1)(2)	Total Number of Lots Controlled
	Finished	Under Development and Held for Sale
West Region
Arizona	1,687	4,891	824	7,402
California	745	1,437	592	2,774
Colorado	321	831	1,018	2,170
Nevada	174	—	—	174
West Region Total	2,927	7,159	2,434	12,520
Central Region
Texas	1,726	4,115	1,727	7,568
Central Region Total	1,726	4,115	1,727	7,568
East Region
Carolinas	365	321	1,005	1,691
Florida	641	1,346	1,469	3,456
Tennessee	30	246	151	427
East Region Total	1,036	1,913	2,625	5,574
Total Company	5,689	13,187	6,786	25,662
Total book cost (3)	$366,299	$546,937	$49,429	$962,665

(1)	Excludes lots with finished homes or homes under construction. The number of lots is an estimate and is subject to change.

(2)
There can be no assurance that we will actually acquire any lots controlled under option or purchase contract. These amounts do not include 3,821 lots under contract with $2.2 million of refundable earnest money deposits, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contracts.

(3)	For lots owned, book cost primarily represents land, development and capitalized interest. For lots under contract or option, book cost primarily represents earnest and option deposits.

Investments in Unconsolidated Entities — Joint Ventures
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. Although purchasing land through a joint venture can be beneficial, we do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. We currently have only two such active ventures. We also participate in two mortgage and one title business joint ventures. The mortgage joint ventures are engaged in mortgage activities, and they provide services to both our customers and other homebuyers.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities. See Note 4 in the accompanying consolidated financial statements for additional information regarding guarantees.
Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We obtain information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform their agreements before formal bidding begins. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimizing construction costs and control product consistency and availability. Our contracts require that our subcontractors comply with all laws and labor practices pertaining to their work, follow local building codes and permits, and meet performance, warranty and insurance requirements and standards. Our purchasing and construction managers coordinate and supervise the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2013, we employed approximately 300 full-time construction operations personnel.
We specify that quality durable materials be used in construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. However, because such materials are substantially comprised of natural resource commodities, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy and climate change.
We generally build and sell homes in phases within our larger projects, which we believe creates efficiencies in land development and home construction operations and cash management, as well as improves customer satisfaction by reducing the number of vacant lots and construction activity surrounding a completed home. Our homes are typically completed within three to five months from the start of construction, depending upon the geographic location and the size and complexity of the home. Construction schedules may vary depending on the size of the home, availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically do not enter into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do lock in short and mid-term pricing with our vendors for certain key construction commodities.
Marketing and Sales
We believe that we have an established reputation for building attractive, high quality and efficient homes, which helps generate demand in each new project. We also use advertising and other promotional activities, including our website at www.meritagehomes.com, social media outlets, magazine and newspaper advertisements, brochures, direct mailings and the placement of strategically located signs in the vicinities around our developments. Our marketing strategy is aimed at differentiating us from other new homebuilders, and resale homes.
We use furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. We generally employ or contract with interior and landscape designers who create attractive model homes that highlight the features and options available for the product line within a project. We typically build between one and three model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient features in our homes differentiate us from other homes. In our Meritage Green communities, we have built "learning centers" in order to inform our buyers about energy-efficient features and help them understand how and to what extent a Meritage home can reduce utility bills and provide improved livability and comfort. In conjunction with the learning centers, our sales and marketing efforts use testimonials from actual homebuyers in order to showcase real-life experiences of how our green features impact the bottom line of our buyers’ utility bills as well as the livability of their homes.
In select cases, we sell and lease back some of our model homes from individual buyers who do not intend to occupy the home immediately. At December 31, 2013, we owned 221 and leased one model home and had an additional 39 models under construction.
Our homes generally are sold by our commissioned sales associate employees who typically work from a sales office located in one of the model homes for each project. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products over the Internet. At December 31, 2013, we had approximately 350 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our housing product, our green features, our sales strategies, mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, sales techniques, competitive products in the area, financing availability and credit score repair opportunities, construction schedules, marketing and advertising plans, available product lines, pricing, options and warranties offered, as well as the numerous benefits and savings our green product provides. Our sales associates are licensed real estate agents where required by law. Our sales associates assist our customers to make standard selections and to select available options and upgrades, which we design to appeal to local consumer demands. In some divisions, we contract with third-party design studios that specialize in assisting our homebuyers with those selections to personalize their homes. Utilizing such third-party design studios typically allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions. Third-party brokers may also sell our homes, and are usually paid a sales commission based on the price of the home.
We have taken significant strides in further setting ourselves apart from our competitors through the superior design and value of our communities and homes, our Meritage Green strategy and our ongoing surveying and product research efforts. We believe our commitment to design and build energy-efficient homes is aligned with buyer sensitivities about how eco-friendly designs, features and materials help impact the environment and the livability of homes, as well as their pocketbooks. We further believe it is strategies such as this that helped us weather the pre-2012 decline in the homebuilding market and allowed us to maintain our status as one of the leading homebuilders in the U.S.
Backlog
Our sales contracts require cash deposits and are frequently subject to certain contingencies such as the buyer’s ability to qualify for financing. Additional deposits are usually collected upon the selection of options and upgrades. Homes covered by such sales contracts but which are not yet closed are considered “backlog” and are representative of potential future revenues. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory. A sale contingent upon the sale of a customer’s existing home is not considered a sale until the contingency is removed. We generally require a signed sales contract to release a lot to start construction, although on a regular basis we also start a certain number of homes for speculative sales inventory, as we have had a high level of success with these quick move-in opportunities, particularly in communities that appeal to the renter and first-time buyer demographic. We may also start construction on such homes to accelerate the close-out of a community. At December 31, 2013 1,351 of our 1,853 homes in backlog were under construction.
We do not recognize any revenue from home sales until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2013, of our total homes in inventory excluding model homes, 17.2% were under construction without sales contracts and 9.5% were completed homes without sales contracts. A portion of the unsold homes resulted from homesites that began construction with valid sales contracts that were subsequently canceled. We believe that during 2014 we will deliver to customers substantially all homes in backlog at December 31, 2013 under existing or, in the case of cancellations, replacement sales contracts.
Our backlog increased 25.9% to 1,853 units with a value of approximately $686.7 million at December 31, 2013 from 1,472 units with a value of approximately $479.3 million at December 31, 2012. These increases are due both to our improved orders volume during most of 2013 as well as higher average prices on orders in 2013 as compared to the prior year.

Customer Financing
We refer homebuyers who require financing to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have entered into two joint venture arrangements with established mortgage brokers that allow one of those ventures to act as a preferred mortgage broker to our buyers in most of our markets to help facilitate the sale and closing process as well as generate additional fee income. In some markets we also use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs to assist homebuyers who obtain financing from our preferred lenders. Since many customers use long-term mortgage financing to purchase homes, the decrease of availability of mortgage loans and tighter underwriting standards have somewhat reduced the availability of such loans, although due to the move-up nature of our product and homebuyers, we have been less affected by these conditions. Additionally, as some homebuyers with a foreclosure or short sale in 2008 and 2009 are now once again eligible for mortgage financing, we have experienced an increase in buyers able to qualify for mortgages that were unable to do so just a few years ago but are able to do so today. Our mortgage joint ventures are equipped to assist and facilitate these types of buyers through the financing process, enabling us to capture a portion of this demographic.
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
We generally provide a one-to-two-year limited warranty on workmanship and building materials and a ten-year warranty for structural defects on homes we build. We require our subcontractors to provide a warranty and indemnity to us as well as evidence of insurance before beginning work, and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for our communities. Warranty reserves generally range from 0.2% to 0.6% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural defect claims for the products we build, the markets in which we build, claim settlement history, and insurance and legal interpretations, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves have been sufficient to cover net out-of-pocket warranty costs.
Competition and Market Factors
The construction and sale of homes is a highly-competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, as well as existing resale homes, foreclosures, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources and may have lower costs than we do. Competition among residential homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

•	experience within our geographic markets which allows us to develop and offer products that provide superior design and quality and are in line with the needs and desires of the targeted demographic;

•	streamlined construction processes that allow us to save on material, labor and time and pass those savings to our customers in the form of lower prices;

•
ENERGY STAR® standards in all of our communities and incremental green features that create a variety of benefits to our customers and differentiate our product from competing new and existing home inventories;

•	ability to recognize and adapt to changing market conditions, from both a capital and human resource perspective;

•	ability to capitalize on opportunities to acquire land on favorable terms; and

•	reputation for outstanding service and quality products and our exceptional customer and warranty service.

Our product offerings and strategic locations are successfully competing with both existing homes inventory and surrounding new-home communities as evidenced by our strong orders growth and relative size in most of our markets. We expect that the strengths noted above will continue to provide us with long-term competitive advantages.

We have an extensive market research department that assists our divisions in each of our markets to better compete with other homebuilders, and the inventory of re-sale homes in surrounding neighborhoods. Our strategic operations team conducts in-depth community-level reviews in each of our markets, including a detailed analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. This analysis and resulting analytical tools assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for land and lot purchases and land development. Additionally, our market research department is focused on evaluating and identifying new market opportunities. The analysis of entry into a new market includes comprehensive research and surveys of buyer demographics and demands, competitor composition and performance, the surrounding job market and employment statistics, foreclosure activity and desirability of the market in general. Based on the results of our market research, we successfully entered the Raleigh-Durham and Tampa markets in 2011, the Charlotte market in 2012 and the Nashville market in 2013.
Government Regulation and Environmental Matters
To the extent that we acquire undeveloped land, it is primarily acquired after all or most entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and they could lapse.
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
In addition, there is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes, although our green initiatives meet, and in many instances exceed, current and expected energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs and longer approval and development timelines. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and energy related regulations.
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
Employees, Subcontractors and Consultants
At December 31, 2013, we had approximately 1,050 full-time employees, including approximately 400 in management and administration, 350 in sales and marketing, and 300 in construction operations. Our operations are carried out through both local and centralized corporate management. Local operations are made up of our division employees, led by management with significant homebuilding experience and who typically possess a depth of knowledge in their particular markets. Our centralized corporate management sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management and information systems. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.
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
Seasonality
Historically, we experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings in the third and fourth quarters. We expect this seasonal pattern to continue over the long term, although it has been and may continue to be affected by volatility in the homebuilding industry.
Executive Officers of the Registrant
The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2014). Other than the terms and provisions of various employment and change of control agreements between the Company and the listed officers, there are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position
Steven J. Hilton	52	Chairman of the Board and Chief Executive Officer
Larry W. Seay	58	Chief Financial Officer, Executive Vice President
C. Timothy White	53	General Counsel, Executive Vice President and Secretary
Steven M. Davis	55	Chief Operating Officer, Executive Vice President
Steven J. Hilton co-founded Monterey Homes in 1985, which merged with our predecessor in December 1996. Mr. Hilton served as Co-Chairman and Co-Chief Executive Officer from July 1997 to May 2006 and has been the Chairman and Chief Executive Officer since May 2006.
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
The availability of lots and land that meet our investment and marketing standards depends on a number of factors outside of our control, including land availability in general, competition with other homebuilders and land buyers, credit market conditions, legal and government agency processes and regulations, inflation in land prices, zoning, our ability and the costs to obtain building permits, the amount of impact fees, property tax rates and other regulatory requirements. Should suitable lots or land become less available, the number of homes that we may be able to build and sell could be reduced, and the cost of attractive land could increase, which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our strategic land acquisition strategy, which may impact our ability to increase the number of actively selling communities and to maintain profitability.
Decreases in mortgage availability and increases in interest rates may make purchasing a home more difficult and may negatively impact the ability to sell new and existing homes.
In general, housing demand is adversely affected by a lack of availability of mortgage financing and increases in interest rates. Most of our buyers finance their home purchases through our mortgage joint ventures or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. Although long-term interest rates currently remain near historically low levels, it is impossible to predict future increases or decreases in market interest rates.
Homebuilding activities also depend, in part, upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often must sell their residences before they purchase our homes. Mortgage lenders are subject to increasing restrictive underwriting standards by the regulatory authorities which oversee them. Additionally, potential home buyers who have previously experienced a foreclosure or a short-sale of their homes may be precluded from obtaining a mortgage for several years. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), was signed into law in 2010, which established several new standards and requirements relating to the origination, securitization and servicing of residential consumer mortgage loans. These and other regulations, standards and requirements, as and when implemented, could further restrict the availability of loans and/or increase the costs to borrowers to obtain such loans. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
We conduct our construction operations only as a general contractor. Virtually all architectural, construction and development work is performed by unaffiliated third-party consultants and subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these consultants and subcontractors for the design and construction of our homes and to provide related materials. As the homebuilding market returns to full capacity, we have experienced and may continue to experience skilled labor shortages. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot be assured that there will be a sufficient supply or satisfactory performance by these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.
Expirations, amendments or changes to tax laws, incentives or credits currently available to our homebuyers may negatively impact our business.
Significant changes to existing tax laws that currently benefit our homebuyers may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to our buyers. Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions would affect most homeowners' net cost of owning a home. If federal or state governments further changes income tax laws by eliminating, limiting or substantially reducing these or other associated income tax benefits, the after-tax cost of owning a home could increase substantially, which could adversely impact demand for and/or selling prices of our homes, and the effect on our consolidated financial statements could be material. Also, federal or state governments have in the past provided for substantial benefits in the form of tax credits for buyers of new or used homes. For example, from 2008 to April 2011, many homebuyers took advantage of the federal homebuyer tax credit. We believe this tax credit resulted in a greater increase in home sales during 2008 to early 2011 period than would have otherwise occurred in the absence of the credit. Currently, under the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households which may have an indirect impact on our operations.

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
If the current economic recovery reverses, it would have negative consequences on our operations, financial position and cash flows.
The recent recession and downturn in the homebuilding industry had an adverse effect on us. If the current recovery reverses, it could require that we write off or write down assets, dispose of assets, reduce operations, restructure our debt and/or raise new equity or debt to pursue our business plan, any of which could have a detrimental effect on our current stakeholders. Additional external factors, such as foreclosure rates, mortgage pricing and availability, and unemployment rates could put pressure on our results.

Our future operations may be adversely impacted by high inflation.
We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land, construction, labor and materials costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation could increase our cost of financing, materials and labor and could cause our financial results or profitability to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices. Although inflation has not historically had a material adverse effect on our business, sustained increases in material costs have recently had and would continue to have a material adverse effect on our business if we are unable to correspondingly increase home sale prices.
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
In prior years, we had to impair many of our real-estate assets to fair-value, incurring large charges which negatively impacted our financial results. Another decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which would decrease both the book value of our assets and stockholders’ equity.
Reduced levels of sales may cause us to re-evaluate the viability of existing option contracts, resulting in a potential termination of these contracts which may lead to further impairment charges.
Historically, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option or proceed with the purchase(s). During the recent downturn, we forfeited significant amounts of deposits and wrote off significant amounts of related pre-acquisition costs related to projects we no longer deemed feasible, as they were not generating acceptable returns. Although our remaining pool of optioned projects has significantly decreased due to limited availability of economically feasible option arrangements, another downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects, which may result in writedowns that would reduce our assets and stockholders’ equity.
Our business may be negatively impacted by natural disasters.
Our homebuilding operations include operations in Texas, California, the Carolinas and Florida. These markets occasionally experience extreme weather conditions such as tornadoes and/or hurricanes, earthquakes, wildfires, flooding, landslides, sink-holes and other natural disasters in recent years. We do not insure against some of these risks. These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials due to such disasters. Any of these events could cause a decrease in our revenue, cash flows and earnings.
If we are unable to successfully compete in the highly competitive housing industry, our financial results and growth may suffer.
The housing industry is highly competitive. We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales (including foreclosures) and, to a lesser extent, condominiums and available rental housing. Some of our competitors have significantly greater financial resources and some may have lower costs than we do. Competition among homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Competition is expected to continue and may become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future and our industry may also experience some consolidations. If we are unable to successfully compete, our financial results and growth could suffer.

Some homebuyers may cancel their home purchase contracts with us because their deposits are generally a small percentage of the purchase price and are potentially refundable.
In connection with the purchase of a home, our policy is to generally collect a deposit from our customers, although typically, this deposit reflects a small percentage of the total purchase price, and due to local regulations, the deposit may, in certain circumstances, be fully or partially refundable prior to closing. If the prices for our homes in a given community decline, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase, the availability of mortgage financing tightens or there is a downturn in local, regional or national economies, homebuyers may elect to cancel their home purchase contracts with us. Uncertainty in the homebuilding market could adversely impact our cancellation rates, which would have a negative effect on our results of operations.
We are subject to construction defect and home warranty claims arising in the ordinary course of business, which may lead to additional reserves or expenses.
Construction defect and home warranty claims are common in the homebuilding industry and can be costly. Therefore, in order to account for future potential obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty and indemnity to us and insurance coverage for liabilities arising from their work; however, we cannot be assured that our warranty reserves and those subcontractors warranty insurance and indemnities will be adequate to cover all construction defect and warranty claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits.
Our income tax provision and other tax liabilities may be insufficient if taxing authorities initiate and are successful in asserting tax positions that are contrary to our position.
In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. We are not currently under any tax audits. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with tax laws and regulations and relevant accounting literature, it is possible that the final tax authority will take a tax position that is materially different than ours. As each audit is conducted, adjustments, if any, are appropriately recorded in our consolidated financial statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

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
Historically, we have participated in land acquisition and development joint ventures with independent third parties, in which we have less than a controlling interest. Our participation in these types of joint ventures has significantly decreased over the last few years for a number of reasons including size of projects and the complexity of managing projects with partners, and we have reduced our involvement in such ventures to just two active land joint ventures as of December 31, 2013. In the past, these joint ventures were structured to provide us with a means of accessing larger parcels and lot positions and to help us expand our marketing opportunities and manage our risk profile. However, these joint ventures often acquire parcels of raw land without entitlements and as such are subject to a number of development risks that exceed our typical land acquisition criterion. For example, the risk of construction and development cost overruns can be greater for a joint venture where it acquires unentitled raw land compared to our typical acquisition of entitled lots. These increased development and entitlement risks could have a material adverse effect on our financial position or results of operations if one or more joint venture projects is delayed, canceled or terminated or we are required, whether contractually or for business reasons, to invest additional funds in the joint venture to facilitate the success of a particular project.
Our joint venture investments are generally very illiquid both because we often lack a controlling interest in the ventures and because most of our joint ventures are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the joint venture’s assets or for a member to receive a return of their invested capital. Our lack of a controlling interest also results in the risk that the joint venture will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale or financing of the underlying property. Occasionally, we provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to the development of our joint venture projects. We had no such letters of credit or bonds as of December 31, 2013. In limited cases, we may also offer pro-rata limited repayment guarantees on our portion of the joint venture debt or other debt repayment guarantees. We had no limited such repayment guarantees as of December 31, 2013.
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
We are required to comply with applicable laws and regulations that govern all aspects of our business including land acquisition, development, home construction, mortgage origination, title and escrow operations, sales and warranty. It is possible that individuals acting on our behalf could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers may be damaged. Further, other acts of bad judgment may also result in negative publicity and/or financial consequences.

Our lack of geographic diversification could adversely affect us if the homebuilding industry in our market declines.
We have operations in Texas, Arizona, California, Colorado, Florida, the Carolinas and Tennessee. Although we have recently expanded our operations to new markets, our geographic diversification is still limited and could adversely impact us if the homebuilding business in our current markets should decline, since we may not have a balancing opportunity in other geographic regions.
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
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2013, we had approximately $905.1 million of indebtedness and $363.8 million of cash, and investments and securities. If we require working capital greater than that provided by operations, our current liquidity position, and our capacity under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes could be impaired;

•
we could have to use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which would reduce the funds available to us for other purposes such as land and lot acquisition, development and construction activities;

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

We expect to generate cash flow to pay our expenses and to pay the principal and interest on our indebtedness with cash flow from operations or from existing working capital. Our ability to meet our expenses thus depends, to a large extent, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.
Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency

We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2013, our credit ratings were B+, Ba3, and B+ by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability in the future to obtain additional financing, or to obtain such financing at terms that are favorable to us and therefore, may adversely impact our future operations.
We may not be successful in future expansion and integrating future acquisitions.
We may consider growth or expansion of our operations in our current markets or in other areas of the country. We may not be successful in future expansion and integrating future acquisitions including our recent acquisition in Nashville. Our expansion into new or existing markets could have a material adverse effect on our cash flows and/or profitability. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the size of the new business, and general economic and business conditions. New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties in the assimilation and integration of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.
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
We participate in two mortgage joint ventures and one title business joint venture.  In addition, we recently formed our wholly-owned title company, Carefree Title Agency.  Carefree Title Agency provides title insurance and closing settlement services for our homebuyers.  The mortgage joint ventures are engaged in mortgage broker activities and they provide services both to our clients and other homebuyers.  The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations.   The title and settlement services provided by Carefree Title Agency are subject to various regulations, including regulation by state banking and insurance regulations.  Potential changes to federal and state laws and regulations could have the effect of limiting our activities or how our joint ventures conduct their operations and this could have an adverse effect on our results of operations.  In addition, if we are determined to have violated federal or state regulations, we face the loss of our licenses or other required approvals or we could be subject to fines, penalties, civil actions or we could be required to suspend our activities, each of which could have an adverse effect on our reputation, results and operations.
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
We believe we currently have a competitive advantage over other production homebuilders by virtue of our Meritage Green technology. Our green communities offer a high level of energy-saving features included in the base price of our homes, and most of our communities are engineered to add on optional solar features to further optimize energy savings. If other builders are able to replicate our green technologies and offer them at a similar price point, it could diminish our competitive advantage in the marketplace.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our intentions and the expected benefits and advantages of our strategic model and Meritage Green initiatives as well as our land positioning strategies; the benefits of our use of options to acquire land; increasing profit trends relating to Carefree Title; our exposure to supplier concentration risk; that we will not incur material impairments relating to our mothballed communities; our delivery of substantially all of our backlog existing as of year-end; management estimates regarding future joint venture exposure; our positions and our expected outcome relating to litigation in general and specifically to the litigation we are involved with concerning the South Edge/Inspirada joint venture; our intentions to not pay dividends; the sustainability of our tax positions; whether certain guarantees relating to our joint ventures will be triggered; expectations regarding our industry and our business into 2014 and beyond, and that we expect our cash expenditures will exceed our cash generated by operations as we expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise); that we may expand into new markets; the availability of suppliers; that we do not expect to utilize our share repurchase program in the foreseeable future; that we may seek additional debt or equity capital; our intention to hold investments and securities until maturity; demographic and other trends related to the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in; the sufficiency of our capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs, gross margins and profitability and future home inventories; our future cash needs; trends and expectations relating to our community count and lot inventory; the impact of seasonality; and our future compliance with debt covenants and actions we may take with respect thereto.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate office is in a leased building located in Scottsdale, Arizona. The lease expires in March 2014. Our new corporate office is also located in Scottsdale, Arizona, with 63,819 square feet and a September 30, 2023 lease expiration.
We lease an aggregate of approximately 205,000 square feet of office space (of which approximately 61,000 square feet is currently subleased by us to third parties) in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are not any pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

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
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for pre-judgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, and on July 17, 2013 posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment, which was approved by the Court on July 17, 2013. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling on appeal which is currently pending. In addition, we believe that four co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage may be required to pay under the arbitration repayment guarantee.
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

	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$48.62	$37.82	$29.32	$23.19
June 30	$52.95	$39.02	$34.20	$24.31
September 30	$48.46	$38.42	$42.59	$32.96
December 31	$48.19	$38.92	$42.28	$32.33
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

	2008	2009	2010	2011	2012	2013
Meritage Homes Corporation	100.00	158.83	182.42	190.55	306.90	394.33
S&P 500 Index	100.00	122.10	137.43	137.82	156.44	202.15
Dow Jones US Home Construction Index	100.00	116.01	116.51	112.00	203.38	223.38

The above graph compares the five-year total return of our common stock with the S&P 500 Index and the Dow Jones US Home Construction Index. The graph assumes 100 invested as of December 31, 2008 in Meritage Common Stock the S&P 500 Index and the Dow Jones US Home Construction Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.
On February 3, 2014 there were approximately 240 owners of record and approximately 12,800 beneficial owners of common stock.
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
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the twelve months ended December 31, 2013. During 2012, we canceled and retired all of our treasury shares. These shares remain as authorized and unissued shares.
On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. In August 2006, the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of December 31, 2013, we had approximately $130.2 million of the authorized amount available to repurchase shares under this program. We have no plans to purchase additional shares under this program in the foreseeable future.

Item 6. Selected Financial Data
The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2013. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2013	2012	2011	2010	2009
Statement of Operations Data:
Homebuilding:
Total closing revenue	$1,814,659	$1,193,674	$861,244	$941,656	$970,313
Total cost of closings	(1,417,254)	(973,466)	(704,812)	(767,509)	(840,046)
Impairments	(987)	(2,009)	(15,324)	(6,451)	(126,216)
Gross profit	396,418	218,199	141,108	167,696	4,051
Financial services profit	15,954	10,255	6,563	7,091	7,626
Commissions and other sales costs	(126,716)	(94,833)	(74,912)	(76,798)	(78,683)
General and administrative expenses	(91,510)	(68,185)	(64,184)	(59,784)	(59,461)
Loss from unconsolidated entities, net (1)	(378)	(224)	(714)	(1,848)	(3,613)
Interest expense	(15,092)	(24,244)	(30,399)	(33,722)	(36,531)
Other income/(loss), net	2,792	(6,342)	2,162	3,303	2,422
(Loss)/gain on extinguishment of debt	(3,796)	(5,772)	—	(3,454)	9,390
Earnings/(loss) before income taxes	177,672	28,854	(20,376)	2,484	(154,799)
(Provision for)/benefit from income taxes	(53,208)	76,309	(730)	4,666	88,343
Net earnings/(loss)	$124,464	$105,163	$(21,106)	$7,150	$(66,456)
Earnings/(loss) per common share:
Basic	$3.45	$3.09	$(0.65)	$0.22	$(2.12)
Diluted (2)	$3.25	$3.00	$(0.65)	$0.22	$(2.12)
Balance Sheet Data (December 31):
Cash, cash equivalents, investments and securities and restricted cash	$363,823	$295,469	$333,187	$412,642	$391,378
Real estate	$1,405,299	$1,113,187	$815,425	$738,928	$675,037
Total assets	$2,003,361	$1,575,562	$1,221,378	$1,224,938	$1,242,667
Senior, senior subordinated and convertible notes, loans payable and other borrowings	$905,055	$722,797	$606,409	$605,780	$605,009
Total liabilities	$1,161,969	$881,352	$732,466	$724,943	$757,242
Stockholders’ equity	$841,392	$694,210	$488,912	$499,995	$485,425
Cash Flow Data:
Cash (used in)/provided by:
Operating activities	$(86,276)	$(220,487)	$(74,136)	$32,551	$184,074
Investing activities	$1,031	$23,844	$141,182	$(174,515)	$(145,419)
Financing activities	188,924	$193,488	$2,613	$(3,414)	$4,753

(1)
Loss from unconsolidated entities in 2013, 2012, 2011, 2010 and 2009 includes $0, $0, $0, $0.3 million and $2.8 million, respectively, of joint venture investment impairments. See Note 4 of our consolidated financial statements for additional information.

(2)
Diluted earnings per common share for the years ended December 31, 2013 and 2012 includes adjustments to net earnings to account for the interest attributable to our convertible debt, net of income taxes. See Note 7 of our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
Industry Conditions

During 2013, the overall housing market's results continued to improve from the recovery that began to accelerate in 2012. The existing pent-up demand and increased consumer confidence, coupled with excellent housing affordability based on historical metrics and decreasing inventory home levels in many markets resulted in strong financial and operational performance for the entire homebuilding sector. While individual markets continue to experience varying results as local economic and employment situations strongly influence demand, all of our markets benefited from the homebuilding recovery, particularly those markets most affected by the downturn, including California, Arizona and Florida.

We continue to focus on successfully differentiating ourselves from our competition by offering exciting and desirable new plans that successfully demonstrate the benefits of our industry-leading energy efficient homes situated in well-located communities. We also offer our buyers the ability to personalize their homes and provide a home warranty, successfully setting us apart from the competition we face with resale homes. Our positive results throughout 2013 have strengthened our financial position, with strong improvements in all of our key operating metrics.
Summary Company Results
Total home closing revenue was $1.8 billion for the year ended December 31, 2013, increasing 50.6% from $1.2 billion for 2012 and 107.2% from $860.9 million in 2011. We earned net income of $124.5 million compared to $105.2 million in 2012 and a net loss of $21.1 million in 2011. Our 2013 results include $1.0 million of impairments, $3.8 million of early debt extinguishment costs and $53.2 million of taxes as our deferred tax asset valuation allowance was almost fully reversed in 2012. Our 2012 results include $2.0 million of real estate-related impairments, a $5.8 million of loss from early extinguishment of debt, an $8.7 million charge for litigation accruals related to a joint venture, and reflect a $76.3 million benefit from income taxes due to the reversal of most of our deferred tax asset valuation allowance. In 2011, results included $15.3 million of real estate-related impairments, $9.2 million of which is related to our Las Vegas operations and a $0.7 million income tax provision. See Note 2 in the accompanying consolidated financial statements for additional discussion regarding our remaining Nevada assets.
At December 31, 2013, our backlog of $686.7 million was up 43.3% from $479.3 million at December 31, 2012. Our December 31, 2011 backlog was $248.9 million. Increased community count and higher average sales prices in 2013 are largely responsible for the increase in ending backlog over 2012. Our average sales price for homes in backlog increased to $370,600, up 13.8% from $325,600 at December 31, 2012, and up 36.3% from $272,000 at December 31, 2011 primarily due to our pricing power in many communities and mix of homes shifting to higher-priced markets and states. Our cancellation rate on sales orders as a percentage of gross sales decreased in 2013 to 12.8% down from 13.2% and 17.0%, respectively, for the years ended December 31, 2012 and 2011, reflecting a high quality backlog and greater confidence among buyers, supported by increasing prices and expectations of further home value appreciation. We believe these positive trends will result in continued positive operating results in 2014.
Company Actions and Positioning

As the homebuilding market stabilizes and recovers, we remain focused on our main goals of growing our orders and revenue, generating profit and maintaining a strong balance sheet. To help meet these goals we continued to execute on the following initiatives in 2013:

•	Strengthening our balance sheet - completed two new senior note issuances, and extending our earliest debt maturities until 2018;

•	Generating additional working capital and improving liquidity - increased the capacity of our revolving credit facility and completed an equity offering in January 2014;

•	Eliminated our cash secured letter of credit facilities and transferred all outstanding letters of credit to be supported by our increased unsecured revolving credit facility;

•	Increased the percentage of controlled lots through optioned contracts in order to minimize initial cash outlays for land purchases;

•	Continuing to actively acquire and develop lots in markets we deem key to our success in order to maintain and grow our lot supply and active community count; increasing controlled lots by 23.3%;

•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers' demands in each community, tailoring our pricing, product and amenities offered;

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

Additionally, we are continually evaluating opportunities for expansion into new markets that indicate positive long-term growth trends. We are looking to redeploy our capital into projects both within our geographic footprint and through entry into new markets. In connection with these efforts, in 2011 we announced our entry into the Raleigh-Durham, North Carolina and Tampa, Florida markets and our wind down of operations in the Las Vegas, Nevada market. In 2012, we announced our entry into the Charlotte, North Carolina market. In the last half of 2013, we entered the Nashville, Tennessee, market through the acquisition of a local homebuilder (See Note 1 of the accompanying consolidated financial statements for additional information).

We believe that the investments in our new communities, markets and product offerings create a differentiated strategy that has lessened the impact of the economic conditions over the past several years and has improved our operating leverage. Throughout 2013, we opened 101 new communities while closing out 71 communities, ending the year with 188 active communities. The improved community count is to a large extent the result of our land acquisition efforts to support growth in existing and new markets.

In the first and fourth quarters of 2013, we also took steps to strengthen our balance sheet and extend debt maturities through three capital transactions. In March 2013, we concurrently issued $175.0 million of 4.50% senior notes due 2018 and redeemed all of our $99.8 million senior subordinated notes due 2017, extending our earliest debt maturities to 2018. During the fourth quarter of 2013, we completed a $100 million add-on debt issuance to our existing 7.15% senior notes due 2020. In addition, we increased the capacity of our unsecured revolving credit facility to $200 million during the fourth quarter to provide additional liquidity. Finally, in the first quarter of 2014 we further strengthened our balance sheet by raising $110.5 million, net of offering costs, in a public equity offering. (See Note 5 to the accompanying consolidated financial statements for further discussion regarding our debt transactions).

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
All of our land inventory and related real estate assets are reviewed for recoverability at least quarterly, or more frequently if impairment indicators are present, as our inventory is considered “long-lived” in accordance with GAAP. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis and actual results may also differ from our assumptions. Our analysis is completed at a community level with each community or land parcel evaluated individually. We pay particular attention to communities experiencing a larger-than-anticipated reduction in their absorption rates or sales prices or where gross margins are trending lower than anticipated. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the assets’ carrying balance exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.
Existing and continuing communities. When projections for the remaining income expected to be earned from an existing community are no longer positive, the underlying real estate assets are not deemed fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community’s assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold and the impairments are charged to cost of home closings in the period during which it is determined that the fair value is less than the assets’ carrying amount. If a market-based approach is used, we determine fair value based on recent comparable sales activity in the local market, adjusted for known variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented, or to be implemented, to stimulate the sales pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on our perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:

•	The presence and significance of local competitors, including their offered product type and competitive actions;

•	Economic and related demographic conditions for the population of the surrounding areas;

•	Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes; and

•	Existing home inventory supplies, including foreclosures and short sales.
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

Mothball communities. In certain cases, we may elect to stop development (mothball) of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. When a community is initially placed into mothball status, it is management's belief that the community is affected by local market conditions that are expected to improve within the next 1-5 years. Therefore, a temporary postponement of construction and development work is expected to yield better overall future returns. The decision may be based on financial and/or operational metrics. If we decide to mothball a community, we will impair it to its fair value as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. No interest or other costs are capitalized to communities that are designated as mothballed.

In addition to our quarterly impairment analysis, which is conducted to determine if any current impairments exist, we also conduct a thorough quarterly review of our mothballed communities to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation. Based on the facts and circumstances available as of December 31, 2013, we do not believe that any of our underperforming or mothballed communities will incur material impairments in the future. Changes in market and/or economic conditions could materially impact the conclusions of this analysis, and there can be no assurances that future impairments will not occur.

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

During 2013, we recorded $1.0 million of such impairment charges related to our home and land inventories and corresponding deposits. Refer to Notes 2 and 6 of these consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding these impairments and the associated remaining fair values of impaired communities.
The impairment charges we record are based on our fair value calculations, which are affected by current market conditions, assumptions and expectations, all of which are highly subjective and may differ significantly from actual results if market conditions change. Due to the volume of possible outcomes that can be generated from changes in the various model inputs for each community, we do not believe it is possible to create a sensitivity analysis that would provide meaningful information for the users of our financial statements.
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
At December 31, 2013, our warranty reserve was $22.0 million, reflecting an accrual of 0.2% to 0.6% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $1.1 million in 2013. We recorded $1.3 million unfavorable and $2.6 million favorable adjustments to our reserve in 2013 and 2011, respectively, based on historical trends of actual claims paid and our success in recovery of expended amounts. We recorded no such adjustments in 2012. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
Off-Balance Sheet Arrangements
We enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We also analyze these agreements under ASC 810-10, Consolidation (“ASC 810-10”) to determine whether we are the primary beneficiary of the variable interest entity ("VIE"). In cases where we are the primary beneficiary, even though we do not have title to such land, we would be required to consolidate these purchase/option agreements and reflect such assets and liabilities as “Real estate not owned” in our consolidated balance sheets. The liabilities related to consolidated VIEs are generally excluded from our debt covenant calculations. See Note 3 in the accompanying financial statements for additional information related to our off-balance-sheet arrangements.
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

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from NOLs by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full non-cash valuation allowance against our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at the time. During 2012 and 2013, we reversed all of the valuation allowance against our net deferred tax assets as we had determined that the weight of the positive evidence exceeds that of the negative evidence and it is more likely than not that we will be able to utilize all of our deferred tax assets and NOL carryovers.

At December 31, 2013 and 2012, we had a valuation allowance of $0 and $8.7 million (all state related), respectively, against deferred tax assets which include the tax benefit from NOL carryovers. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal net operating loss carryforwards may be used to offset future taxable income for 20 years and expire in 2030. State net operating loss carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, some of which expired in 2012 and 2013.
Share-Based Payments
We have stock options and restricted common stock units (“nonvested shares”) outstanding under our stock compensation plan. Per the terms of the plan, the exercise price of our stock options may not be less than the closing market value of our common stock on the date of grant. Such option exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant. Each stock option expires on a date determined at the time of the grant, but not to exceed seven years from the date of the grant. Our last stock option grant was in 2009. Our restricted stock generally vests on a pro-rata basis over either three or five years.
The calculation of employee compensation expense involves estimates that require management judgments. These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model. The fair value of our stock options, which typically vest ratably over a five-year period, is determined at the time of grant and is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on a composite of historical volatility of our stock and implied volatility from our traded options. The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding. A 10% decrease in our forfeiture rate would have increased our stock compensation by approximately $31,000 in 2013.

Home Closing Revenue, Home Orders and Order Backlog - Segment Analysis

The composition of our closings, home orders and backlog is constantly changing and is based on a dissimilar mix of communities between periods as new projects open and existing projects wind down. Further, individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality and location of lots (e.g. cul-de-sac, view lots, greenbelt lots). These variations result in a lack of meaningful comparability between our home orders, closings and backlog due to the changing mix between periods. The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

	Years Ended December 31,		Year Over Year
	2013	2012	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,783,389	$1,184,360	$599,029	50.6%
Homes closed	5,259	4,238	1,021	24.1%
Average sales price	$339.1	$279.5	$59.6	21.3%
West Region
Arizona
Dollars	$329,855	$221,100	$108,755	49.2%
Homes closed	1,041	825	216	26.2%
Average sales price	$316.9	$268.0	$48.9	18.2%
California
Dollars	$427,886	$264,388	$163,498	61.8%
Homes closed	989	732	257	35.1%
Average sales price	$432.6	$361.2	$71.4	19.8%
Colorado
Dollars	$158,793	$96,807	$61,986	64.0%
Homes closed	405	292	113	38.7%
Average sales price	$392.1	$331.5	$60.6	18.3%
Nevada
Dollars	$8,900	$11,444	$(2,544)	(22.2)%
Homes closed	38	61	(23)	(37.7)%
Average sales price	$234.2	$187.6	$46.6	24.8%
West Region Totals
Dollars	$925,434	$593,739	$331,695	55.9%
Homes closed	2,473	1,910	563	29.5%
Average sales price	$374.2	$310.9	$63.3	20.4%
Central Region - Texas
Central Region Totals
Dollars	$492,777	$390,642	$102,135	26.1%
Homes closed	1,834	1,655	179	10.8%
Average sales price	$268.7	$236.0	$32.7	13.9%
East Region
Carolinas
Dollars	$93,210	$41,888	$51,322	122.5%
Homes closed	239	117	122	104.3%
Average sales price	$390.0	$358.0	$32.0	8.9%
Florida
Dollars	$264,066	$158,091	$105,975	67.0%
Homes closed	691	556	135	24.3%
Average sales price	$382.2	$284.3	$97.9	34.4%
Tennessee
Dollars	$7,902	N/A	$7,902	N/M
Homes closed	22	N/A	22	N/M
Average sales price	$359.2	N/A	$359.2	N/M
East Region Totals
Dollars	$365,178	$199,979	$165,199	82.6%
Homes closed	952	673	279	41.5%
Average sales price	$383.6	$297.1	$86.5	29.1%

	Years Ended December 31,		Year Over Year
	2012	2011	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,184,360	$860,884	$323,476	37.6%
Homes closed	4,238	3,268	970	29.7%
Average sales price	$279.5	$263.4	$16.1	6.1%
West Region
Arizona
Dollars	$221,100	$150,258	$70,842	47.1%
Homes closed	825	594	231	38.9%
Average sales price	$268.0	$253.0	$15.0	5.9%
California
Dollars	$264,388	$120,319	$144,069	119.7%
Homes closed	732	355	377	106.2%
Average sales price	$361.2	$338.9	$22.3	6.6%
Colorado
Dollars	$96,807	$83,095	$13,712	16.5%
Homes closed	292	258	34	13.2%
Average sales price	$331.5	$322.1	$9.4	2.9%
Nevada
Dollars	$11,444	$12,593	$(1,149)	(9.1)%
Homes closed	61	59	2	3.4%
Average sales price	$187.6	$213.4	$(25.8)	(12.1)%
West Region Totals
Dollars	$593,739	$366,265	$227,474	62.1%
Homes closed	1,910	1,266	644	50.9%
Average sales price	$310.9	$289.3	$21.6	7.5%
Central Region - Texas
Central Region Totals
Dollars	$390,642	$395,278	$(4,636)	(1.2)%
Homes closed	1,655	1,660	(5)	(0.3)%
Average sales price	$236.0	$238.1	$(2.1)	(0.9)%
East Region
Carolinas
Dollars	$41,888	N/A	$41,888	N/M
Homes closed	117	N/A	117	N/M
Average sales price	$358.0	N/A	$358.0	N/M
Florida
Dollars	$158,091	$99,341	$58,750	59.1%
Homes closed	556	342	214	62.6%
Average sales price	$284.3	$290.5	$(6.2)	(2.1)%
East Region Totals
Dollars	$199,979	$99,341	$100,638	101.3%
Homes closed	673	342	331	96.8%
Average sales price	$297.1	$290.5	$6.6	2.3%

	Years Ended December 31,		Year Over Year
	2013	2012	Chg $	Chg %
Home Orders (1)
Total
Dollars	$1,982,303	$1,414,772	$567,531	40.1%
Homes ordered	5,615	4,795	820	17.1%
Average sales price	$353.0	$295.1	$57.9	19.6%
West Region
Arizona
Dollars	$346,278	$256,684	$89,594	34.9%
Homes ordered	1,070	916	154	16.8%
Average sales price	$323.6	$280.2	$43.4	15.5%
California
Dollars	$410,761	$361,328	$49,433	13.7%
Homes ordered	899	965	(66)	(6.8)%
Average sales price	$456.9	$374.4	$82.5	22.0%
Colorado
Dollars	$201,088	$123,403	$77,685	63.0%
Homes ordered	465	364	101	27.7%
Average sales price	$432.4	$339.0	$93.4	27.6%
Nevada
Dollars	$5,795	$13,473	$(7,678)	(57.0)%
Homes ordered	24	70	(46)	(65.7)%
Average sales price	$241.5	$192.5	$49.0	25.5%
West Region Totals
Dollars	$963,922	$754,888	$209,034	27.7%
Homes ordered	2,458	2,315	143	6.2%
Average sales price	$392.2	$326.1	$66.1	20.3%
Central Region - Texas
Central Region Totals
Dollars	$606,115	$429,465	$176,650	41.1%
Homes ordered	2,126	1,759	367	20.9%
Average sales price	$285.1	$244.2	$40.9	16.7%
East Region
Carolinas
Dollars	$119,087	$50,613	$68,474	135.3%
Homes ordered	298	142	156	109.9%
Average sales price	$399.6	$356.4	$43.2	12.1%
Florida
Dollars	$282,328	$179,806	$102,522	57.0%
Homes ordered	696	579	117	20.2%
Average sales price	$405.6	$310.5	$95.1	30.6%
Tennessee
Dollars	$10,851	N/A	$10,851	N/M
Homes ordered	37	N/A	37	N/M
Average sales price	$293.3	N/A	$293.3	N/M
East Region Totals
Dollars	$412,266	$230,419	$181,847	78.9%
Homes ordered	1,031	721	310	43.0%
Average sales price	$399.9	$319.6	$80.3	25.1%

	Years Ended December 31,		Year Over Year
	2012	2011	Chg $	Chg %
Home Orders (1)
Total
Dollars	$1,414,772	907,922	$506,850	55.8%
Homes ordered	4,795	3,405	1,390	40.8%
Average sales price	$295.1	266.6	$28.5	10.7%
West Region
Arizona
Dollars	$256,684	163,510	$93,174	57.0%
Homes ordered	916	627	289	46.1%
Average sales price	$280.2	260.8	$19.4	7.4%
California
Dollars	$361,328	132,672	$228,656	172.3%
Homes ordered	965	392	573	146.2%
Average sales price	$374.4	338.4	$36.0	10.6%
Colorado
Dollars	$123,403	89,624	$33,779	37.7%
Homes ordered	364	276	88	31.9%
Average sales price	$339.0	324.7	$14.3	4.4%
Nevada
Dollars	$13,473	11,300	$2,173	19.2%
Homes ordered	70	52	18	34.6%
Average sales price	$192.5	217.3	$(24.8)	(11.4)%
West Region Totals
Dollars	$754,888	397,106	$357,782	90.1%
Homes ordered	2,315	1,347	968	71.9%
Average sales price	$326.1	294.8	$31.3	10.6%
Central Region - Texas
Central Region Totals
Dollars	$429,465	377,165	$52,300	13.9%
Homes ordered	1,759	1,593	166	10.4%
Average sales price	$244.2	236.8	$7.4	3.1%
East Region
Carolinas
Dollars	$50,613	8,616	$41,997	N/M
Homes ordered	142	24	118	N/M
Average sales price	$356.4	359.0	$(2.6)	N/M
Florida
Dollars	$179,806	125,035	$54,771	43.8%
Homes ordered	579	441	138	31.3%
Average sales price	$310.5	283.5	$27.0	9.5%
East Region Totals
Dollars	$230,419	133,651	$96,768	72.4%
Homes ordered	721	465	256	55.1%
Average sales price	$319.6	287.4	$32.2	11.2%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

N/A – Not Applicable        N/M - Not Meaningful

	December 31,
	2013	2012	2011
Active Communities
Total	188	158	157
West Region
Arizona	40	38	37
California	22	17	20
Colorado	14	12	10
Nevada	—	1	2
West Region Totals	76	68	69
Central Region - Texas
Central Region Totals	70	65	67
East Region
Carolinas	17	7	3
Florida	20	18	18
Tennessee	5	—	—
East Region Totals	42	25	21

	Years Ended December 31,
	2013	2012	2011
Cancellation Rates (1)
Total	12.8%	13.2%	17.0%
West Region
Arizona	12.7%	10.3%	9.9%
California	12.8%	14.1%	22.8%
Colorado	8.6%	7.1%	12.9%
Nevada	11.1%	19.5%	22.4%
West Region Totals	12.0%	11.7%	15.2%
Central Region - Texas
Central Region Totals	14.9%	15.0%	18.2%
East Region
Carolinas	8.3%	9.0%	N/A
Florida	11.2%	14.3%	19.1%
Tennessee	7.5%	N/A	N/A
East Region Totals	10.3%	13.3%	18.3%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	Years Ended December 31,		Year Over Year
	2013	2012	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$686,672	$479,266	$207,406	43.3%
Homes in backlog	1,853	1,472	381	25.9%
Average sales price	$370.6	$325.6	$45.0	13.8%
West Region
Arizona
Dollars	$97,239	$80,816	$16,423	20.3%
Homes in backlog	278	249	29	11.6%
Average sales price	$349.8	$324.6	$25.2	7.8%
California
Dollars	$107,463	$124,588	$(17,125)	(13.7)%
Homes in backlog	225	315	(90)	(28.6)%
Average sales price	$477.6	$395.5	$82.1	20.8%
Colorado
Dollars	$92,384	$50,089	$42,295	84.4%
Homes in backlog	202	142	60	42.3%
Average sales price	$457.3	$352.7	$104.6	29.7%
Nevada
Dollars	$—	$3,105	$(3,105)	(100.0)%
Homes in backlog	—	14	(14)	(100.0)%
Average sales price	N/A	$221.8	N/A	N/A
West Region Totals
Dollars	$297,086	$258,598	$38,488	14.9%
Homes in backlog	705	720	(15)	(2.1)%
Average sales price	$421.4	$359.2	$62.2	17.3%
Central Region - Texas
Central Region Totals
Dollars	$245,655	$132,317	$113,338	85.7%
Homes in backlog	792	500	292	58.4%
Average sales price	$310.2	$264.6	$45.6	17.2%
East Region
Carolinas
Dollars	$43,218	$17,341	$25,877	149.2%
Homes in backlog	108	49	59	120.4%
Average sales price	$400.2	$353.9	$46.3	13.1%
Florida
Dollars	$89,272	$71,010	$18,262	25.7%
Homes in backlog	208	203	5	2.5%
Average sales price	$429.2	$349.8	$79.4	22.7%
Tennessee
Dollars	$11,441	N/A	$11,441	N/M
Homes in backlog	40	N/A	40	N/M
Average sales price	$286.0	N/A	$286.0	N/M
East Region Totals
Dollars	$143,931	$88,351	$55,580	62.9%
Homes in backlog	356	252	104	41.3%
Average sales price	$404.3	$350.6	$53.7	15.3%
(1)    Our backlog represents net sales that have not closed.

	Years Ended December 31,		Year Over Year
	2012	2011	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$479,266	$248,854	$230,412	92.6%
Homes in backlog	1,472	915	557	60.9%
Average sales price	$325.6	$272.0	$53.6	19.7%
West Region
Arizona
Dollars	$80,816	$45,232	$35,584	78.7%
Homes in backlog	249	158	91	57.6%
Average sales price	$324.6	$286.3	$38.3	13.4%
California
Dollars	$124,588	$27,648	$96,940	350.6%
Homes in backlog	315	82	233	284.1%
Average sales price	$395.5	$337.2	$58.3	17.3%
Colorado
Dollars	$50,089	$23,493	$26,596	113.2%
Homes in backlog	142	70	72	102.9%
Average sales price	$352.7	$335.6	$17.1	5.1%
Nevada
Dollars	$3,105	$1,076	$2,029	188.6%
Homes in backlog	14	5	9	180.0%
Average sales price	$221.8	$215.2	$6.6	3.1%
West Region Totals
Dollars	$258,598	$97,449	$161,149	165.4%
Homes in backlog	720	315	405	128.6%
Average sales price	$359.2	$309.4	$49.8	16.1%
Central Region - Texas
Central Region Totals
Dollars	$132,317	$93,494	$38,823	41.5%
Homes in backlog	500	396	104	26.3%
Average sales price	$264.6	$236.1	$28.5	12.1%
East Region
Carolinas
Dollars	$17,341	$8,616	$8,725	101.3%
Homes in backlog	49	24	25	104.2%
Average sales price	$353.9	$359.0	$(5.1)	(1.4)%
Florida
Dollars	$71,010	$49,295	$21,715	44.1%
Homes in backlog	203	180	23	12.8%
Average sales price	$349.8	$273.9	$75.9	27.7%
East Region Totals
Dollars	$88,351	$57,911	$30,440	52.6%
Homes in backlog	252	204	48	23.5%
Average sales price	$350.6	$283.9	$66.7	23.5%

(1)	Our backlog represents net sales that have not closed.
N/M – Not Meaningful

Fiscal 2013 Compared to Fiscal 2012
Companywide. Home closings revenue for the year ended December 31, 2013 increased 50.6% to $1.8 billion when compared to the prior year, due to a 1,021-unit increase in units closed and a $59,600 increase in average closing price. Home orders also increased significantly to $2.0 billion on 5,615 units in 2013 as compared to $1.4 billion on 4,795 units in 2012, reflecting similar increased average sales prices of $57,900. This improved demand helped to maintain our low cancellation rate of 12.8% in 2013 as compared to 13.2% in 2012. Additionally, the positive demand resulted in a 381-unit, or 25.9%, increase in our year-end backlog, ending 2013 with 1,853 homes as compared to 1,472 homes in 2012. Our strong operating results throughout the country reflect the improved economic state of the nation during the year, coupled with increased consumer confidence and mortgage rates that are still near historic lows. We also benefited from our successful land positions, desirable home designs and industry-leading energy efficiency innovations. Our higher average prices in 2013 reflect a shift in our mix to higher priced markets and states, including those in our newer divisions in Raleigh, Tampa and Charlotte as well as our overall ability to implement sales price increases in many communities. Our active community count increased 19.0% to 188 communities at the end of 2013 as compared to 158 in 2012.
West. In 2013, home closings improved to 2,473 units with a value of $925.4 million, an increase of $331.7 million or 55.9%, attributable to 563 additional units closed, up 29.5% from 2012. Eight additional communities and a $66,100 increase in average order price translated to a $209.0 million increase in 2013 order value to $963.9 million. These results, coupled with the high closing volume, led to ending backlog in the Region of $297.1 million on 705 units. We believe the desirability of our community locations and the Meritage Green product offering and general mortgage affordability helped drive up demand, which positively impacted the overall performance of this Region. Improvements in the Region from all states (excluding the wind-down operations in Nevada) reflect our ability to achieve meaningful price increases.

We believe the successes in California, Arizona and Colorado are a testament to our strategy that emphasizes well-located lot and land positions, innovative product design and our energy-efficient features. While our California results are still some of the highest in the company, they declined slightly in orders and backlog units as a result of a faster sell-out of communities early in the year. We have since brought online additional California communities, ending the year with 22 or a 29.4% increase in our ending California community count over 2012. Arizona volumes increased in both closings and orders by 26.2% and 16.8%, respectively, over 2012, which already demonstrated significant growth over 2011. Arizona's pricing power contributed to a 15.5%, or $43,400 increase in average sales price per home on orders, which generated $16.4 million of additional backlog at December 31, 2013 as compared to the prior year. Colorado contributed 405 closings and $158.8 million of associated revenue, a 64.0% increase in revenue over the prior year. A corresponding 63.0%, or $77.7 million increase in order dollars, the largest state increase in the Region due to both a 101-unit order increase and a $93,400 increase in average order prices, led to the 84.4% or $42.3 million increase in Colorado's backlog at December 31, 2013 versus December 31, 2012.
Central. The Central Region, made up of our Texas markets, closed 1,834 units totaling $492.8 million in revenues, 10.8% and 26.1% increases over 2012, respectively. Texas remained our largest volume market in the country during 2013, experiencing an increase in orders to 2,126 units as compared to 1,759 units for the same period a year ago. The orders increase was primarily due to improved market conditions and strategic repositioning of key assets, as orders per average active community increased to 31.5 per community, up 18.0% during 2013 as compared to the prior year. As we closed out of older communities and opened up new communities in more desirable locations, our average order price also increased $40,900, or 16.7% in the current year as compared to 2012. Maintaining a low 14.9% cancellation rate, the Region translated higher orders into an 85.7% or $113.3 million increase in backlog at December 31, 2013 as compared to the prior year on 292 additional backlog units. As with the rest of the country, strong general economic metrics and increased consumer confidence, coupled with our unique offerings and key locations, all contributed to the Region's 2013 performance.
East. Our East Region generated 952 closings with $365.2 million of home revenue in 2013, a 41.5% and 82.6% increase, respectively, from the same period in 2012. The Region also experienced impressive results in orders generating an increase of $181.8 million in order dollars, due to both a 43.0% increase in units as well as an $80,300 increase in average sales price in 2013 versus 2012. This is mainly attributable to our 45.7% increase in the number of average actively selling communities, mostly due to the ramp-up of our new markets in Raleigh, Charlotte and Tampa, and to a lesser extent our August 2013 acquisition in Nashville. We believe our relatively flat average orders per community of 30.8 over 31.3 in prior year signals the stability of this market. The Florida market was the largest contributor to the Region’s results, although operations in the Carolinas contributed 239 units, or $93.2 million in closings and 298 units, or $119.1 million, in order volume from 17 actively-selling communities at year end. In its four months of operations, our Tennessee acquisition contributed $7.9 million of closing revenue on 22 homes, and ended 2013 with a backlog of 40 homes from its five actively-selling communities.

The performance in this Region is a testament to our commitment of focusing our efforts to enter highly sought-after markets with strong buyer demand. We ended 2013 with 356 units in backlog in the Region valued at $143.9 million, 41.3% and 62.9% increases over 2012, respectively. We believe that our offering of primarily larger move-up product with Meritage Green features that appeal to our buyers and the superior location of our communities have helped the overall performance of this Region.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $31.3 million, and $9.3 million for the years ending December 31, 2013 and 2012, respectively. We also recognized impairments related to land sales and on parcels marketed for future sale in the amount of $0.6 million, and $0.7 million for the years ending December 31, 2013, and 2012, respectively. The majority of our 2013 impairments and all of our 2012 impairments related to parcels we sold or intend to sell in connection with our wind-down of our Las Vegas operations.

Fiscal 2012 Compared to Fiscal 2011
Companywide. Home closings revenue for the year ended December 31, 2012 increased 37.6% to $1.2 billion when compared to 2011, due to a 970-unit increase in units closed and a $16,100 increase in average closing price. Home orders also increased significantly to $1.4 billion on 4,795 units in 2012 as compared to $907.9 million on 3,405 units in 2011, reflecting increased average sales prices of $28,500, or 10.7%, and our lower cancellation rate of 13.2% as compared to 17.0% in 2011. This improved demand resulted in a 557-unit, or 60.9%, increase in our year-end backlog, ending 2012 with 1,472 homes as compared to 915 homes in 2011. Additionally, the increase in the value of orders in backlog increased 92.6% due to a $53,600 or 19.7% increase in average sales price for the year ended December 31, 2012 versus the same period in 2011. Our improved closings revenues and orders results reflected our ability to capitalize on the homebuilding recovery then underway, while benefiting from our successful land positions, desirable home designs and industry-leading energy efficiency innovations. Our average price increase in 2012 was a result of a shift in our mix to higher-priced markets and states and attractive closer-in locations, as well as our overall ability to implement sales price increases in many communities. Our active community count was flat at 158 communities at the end of 2012 as compared to 157 in 2011.
West. In 2012, home closings were 1,910 units with a value of $593.7 million, an increase of $227.5 million or 62.1%, attributable to 644 additional units closed, up 50.9% from 2011. Average orders per community increased 61.0% from 21.0 in 2011 to 33.8 in 2012, which led to a 968-unit or $357.8 million increase in orders as compared to 2011, resulting in an ending backlog in the Region of 405 additional units, a 128.6% increase. These results, coupled with the $49,800 increase in average sales price, led to ending backlog in the Region valued at $258.6 million on 720 units. We believe the desirability and affordability of our community locations and the Meritage Green product offering helped drive up demand, which positively impacted the overall performance of this Region, and California in particular. Improvements in the California markets were the major drivers for the performance in this Region, although each of our markets experienced significant growth compared to the prior year.

We believe that the demand and consumer confidence in California and Arizona in 2012 were at least partially the result of significantly-improved affordability created by the decline in home prices and pent-up demand from recession-related home price decreases in these states. Average orders per active community in California for 2012 increased 126.0% over the prior year, a strong indicator that this market was experiencing a recovery that was translating to some of our most impressive comparative trends. The increases in orders per community led to faster sell-out of, and a drop in, the number of actively selling communities in California, from 20 in 2011 to 17 in 2012.

Arizona volumes increased in both closings and orders by 38.9% and 46.1%, respectively, over the same period a year ago, with recent significant pricing power as consumer confidence increased. Arizona has benefited from the shift to newer communities in highly desirable locations offering energy efficient green features in larger square footage homes, contributing to a 7.4%, or $19,400 increase in average sales price per home on orders, which aided the overall increase in order dollars and backlog to $256.7 million and $80.8 million, respectively. Colorado contributed 292 closings and $96.8 million of associated revenue, a 16.5% increase in revenue over the same period a year ago. Colorado also experienced an increase in orders during 2012, rising to $123.4 million on 364 units, a 37.7% and 31.9% respective increase over 2011, with the average sales price increasing $14,300 on orders. This directly contributed to the increase in backlog order value in Colorado at December 31, 2012 of 113.2% versus 2011, ending the year with 142 homes valued at $50.1 million. The bolstered orders and backlog in Colorado year over year were due both to an increase in the number of actively-selling communities of 12 at December 31, 2012 versus 10 at year-end 2011 and also to a 13.7% increase in orders pace.

Nevada was relatively flat in closings, while experiencing increases in orders and backlog units in 2012 of 34.6% and 180.0%, respectively, as compared to 2011. As previously discussed, we wound down operations in Nevada in 2013.
Central. The Central Region, made up of our Texas markets, closed 1,655 units totaling $390.6 million in revenues, flat with those reported in 2011, reflecting a slower sales pace in the first half of 2012. Texas was our largest volume market in the country during 2012, experiencing an increase in orders to 1,759 units as compared to 1,593 units in 2011 as sales picked up in latter 2012. The orders increases were achieved despite a slight decrease in active communities in Texas during 2012, which was a result of a faster sell-out of communities as indicated by our 24.8% increase in average orders per community. During 2011 and 2012, we initiated a strategic redeployment of capital to other markets that presented opportunities to generate higher average sales prices and margins. This strategy resulted in the rebalancing of assets from Texas into other markets, primarily California, Arizona, Colorado and Florida, although Texas continued to be an important contributor to our financial results, and we contracted for 32 additional communities there in 2012.
The Central Region's increase in orders of 166 units occurred later in 2012 and translated to a 104-unit increase in ending backlog of 500 versus 396 units at December 31, 2012 and 2011, respectively, aided by a $7,400 average sales price increase on orders, which contributed to a higher-ending backlog value of $132.3 million, an increase of $38.8 million.
East. Our East Region generated 673 closings with $200.0 million of home revenue in 2012, a 96.8% and 101.3% increase, respectively, from the same period in 2011. The Region also experienced impressive results in orders generating $96.8 million of additional order dollars, due to both a 55.1% increase in units as well as an $32,200 increase in average sales price in 2012 versus 2011. This was mainly attributable to our 48.4% increase in the number of average actively selling communities, with the addition of our new markets in Raleigh, Charlotte and Tampa. The Florida market was the largest contributor to the Region’s results, although operations in the Carolinas contributed 117 units, or $41.9 million in closings and 142 units, or $50.6 million, in order volume from seven actively-selling communities at year end. In 2012, our Carolinas operations built homes with some of our highest sales prices, contributing to an average sales price on orders during 2012 of $356,400. Operations in our Tampa division also provided their first two closings in the fourth quarter of 2012, and ended the year with 34 orders and 32 homes in backlog valued at $14.8 million. We ended 2012 with 252 units in backlog in the Region valued at $88.4 million, 23.5% and 52.6% increases over 2011, respectively.

Land Closing Revenue and Gross Profit
As a result of land sales, we recognized land closing revenue of $9.3 million, and $0.4 million for the years ending December 31, 2012 and 2011, respectively. We also recognized impairments related to land sales and on parcels marketed for future sale in the amount of $0.7 million and $6.5 million for the years ending December 31, 2012, and 2011, respectively. All of our 2012 impairments and $5.9 million of our 2011 impairments related to parcels we sold or intend to sell in connection with our wind-down of our Las Vegas operations.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Home Closing Gross Profit Total (1)	$391,914	22.0%	$217,976	18.4%	$147,448	17.1%
Add back impairments	350		1,340		8,870
Adjusted Gross Margin (2)	$392,264	22.0%	$219,316	18.5%	$156,318	18.2%
West	$217,289	23.5%	$108,608	18.3%	$60,796	16.6%
Add back impairments	64		949		5,405
Adjusted Gross Margin (2)	$217,353	23.5%	$109,557	18.5%	$66,201	18.1%
Central	$96,508	19.6%	$69,623	17.8%	$66,149	16.7%
Add back impairments	48		219		2,769
Adjusted Gross Margin (2)	$96,556	19.6%	$69,842	17.9%	$68,918	17.4%
East	$78,117	21.4%	$39,745	19.9%	$20,503	20.6%
Add back impairments	238		172		696
Adjusted Gross Margin (2)	$78,355	21.5%	$39,917	20.0%	$21,199	21.3%

(1)
Home closing gross profit represents home closing revenue less cost of home closings, including impairments. Cost of home closings includes land and lot development costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

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

Fiscal 2013 Compared to Fiscal 2012
Companywide. Home closing gross margin increased to 22.0% for the year ended December 31, 2013 as compared to 18.4% for the year ended December 31, 2012. Our margin increases are mainly due to strong demand which allowed us to increase prices in many of our markets and the shift to more desirable locations and larger product offerings, which typically generate higher profitability. These gains were somewhat offset by increases in various cost components. Our impairment charges reflect the write-down to fair value of certain real-estate and related assets of $0.4 million in 2013 and $1.3 million in 2012.
West. Our West Region experienced a significant increase in home closing gross margin to 23.5% for 2013 from 18.3% in 2012. The Region's gross margins benefited from strong buyer demand which allowed us to successively increase pricing throughout the year as well as the impact of better leverage of construction overhead costs due to a greater number of home closings.
Central. The Central Region saw an increase in home closing gross margin to 19.6% in 2013, as compared to 17.8% in 2012. This improvement is mostly due to our shift in product offering in new and desirable locations that are generating increased demand and higher profitability as previously discussed, as well as construction efficiencies of scale similar to the West Region.
East. The East Region increased gross margins in 2013 to 21.4% versus 19.9% in 2013. The year-over-year increase is mainly due to improved pricing power throughout the Region as evidenced in our increased sales prices coupled with relatively consistent year over year orders pace. In addition, the shift in mix to the Carolinas aided the increase in gross margin, as that market tends to earn slightly higher gross margins than our Florida communities.
Fiscal 2012 Compared to Fiscal 2011
Companywide. Home closing gross margin increased to 18.4% for the year ended December 31, 2012 as compared to 17.1% for the year ended December 31, 2011. Gross margins excluding impairments were 18.5% and 18.2% for 2012 and 2011, respectively. Our margin increases were mainly due to the price increases we were able to initiate in many of our markets, somewhat offset by increases in various cost components and the shift to more desirable locations. Our impairment charges reflected the write-down to fair value of certain real-estate and related assets of $1.3 million in 2012 and $8.9 million in 2011. Our impairments in 2011 largely reflected the wind down of operations in our Nevada market.
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

Central. The Central Region saw an increase in home closing gross margin of 17.8% in 2012 as compared to 16.7% in 2011. The Central Region’s home closing gross margins include $0.2 million of real estate-related impairments for 2012 compared to $2.8 million for 2011. Excluding these impairments, the gross margin in this Region was 17.9% in 2012, compared to 17.4% in 2011. This slight improvement was mostly due to our shift in product offering in new and desirable locations that are generating higher profitability as previously discussed.
East. While the East Region generated the highest gross margins for us in 2012, we saw a decrease in the 2012 gross margin to 19.9% versus 20.6% in 2011 and 20.0% in 2012 versus 21.3% in 2011, excluding impairments. The year-over-year decrease was mainly due to the closeout of communities that were acquired during the early stages of the downturn, which provided higher comparative gross margins due to their low land basis based on when they were acquired. These communities made up a smaller portion of our actively selling communities in 2012 as compared to 2011.

	Years Ended December 31,
	($ in thousands)
	2013	2012	2011
Financial services profit	$15,954	$10,255	$6,563
Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from mortgage and title joint ventures. Currently, the majority of our financial services profit stems from these mortgage and title joint ventures. In the future, we expect Carefree Title to comprise a greater portion of our financial services profit as we became fully operational in all of our applicable markets throughout 2013. The $5.7 million increase year over year in 2013 as compared to 2012 is attributable to the increase in the number of closings processed through our joint ventures as well as the addition of markets that Carefree Title serves as the year progressed. 2012 results were $3.7 million higher than 2011 also due to the increase in number of closings processed through our joint ventures as well as 2011 results not having any Carefree Title profit as it's operations commenced in 2012.

	Years Ended December 31,
	($ in thousands)
	2013	2012	2011
Commissions and Other Sales Costs
Dollars	$126,716	$94,833	$74,912
Percent of home closing revenue	7.1%	8.0%	8.7%
General and Administrative Expenses
Dollars	$91,510	$68,185	$64,184
Percent of total closing revenue	5.0%	5.7%	7.5%
Loss from Unconsolidated Entities, Net
Dollars	$378	$224	$714
Interest Expense
Dollars	$15,092	$24,244	$30,399
Other (Income)/Loss, Net
Dollars	$(2,792)	$6,342	$(2,162)
Loss on Early Extinguishment of Debt
Dollars	$3,796	$5,772	—
Provision for/(Benefit from) Income Taxes
Dollars	$53,208	$(76,309)	$730
Fiscal 2013 Compared to Fiscal 2012
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $31.9 million for 2013 versus 2012, but decreased to 7.1% as a percentage of home closing revenue compared to 8.0% in 2012. The dollar increase relates to increased commission expense attributable to higher closing units and revenue dollars, while the decrease year-over-year as a percentage of revenue is primarily the result of leverage from higher revenue on the fixed component of selling costs.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses increased to $91.5 million for 2013 versus $68.2 million in 2012, or 5.0% and 5.7% of total closing revenue, respectively. The increased expenses are mostly due to increased employee count and higher stock-based compensation expense and performance-based compensation related to the attainment of multiple metrics on which divisional management compensation is partially based, as well as the ramp-up of our new divisions and Nashville acquisition. The decrease as a percentage of revenue is due to the higher revenue earned in 2013 as compared to 2012.
Loss from Unconsolidated Entities, Net. Loss from unconsolidated entities, net represents our portion of pre-tax earnings from non-financial services joint ventures. Included in this amount is both the pass through of (losses)/earnings from the joint venture's most recently available financial statements as well as any accrued expected (losses)/earnings for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The slight loss in 2013, consistent with 2012, is primarily attributable to operating expenses for our two active land joint ventures.

Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior, senior subordinated, convertible notes, and other borrowings. During 2013 and 2012, our non-capitalizable interest expense was $15.1 million and $24.2 million, respectively. The decrease in expense year over year is a result of a higher amount of assets under development that qualify for interest capitalization.
Other (Income)/Loss, Net. Other income/(expense), net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) payments and awards related to legal settlements. The reported net other expense in 2012 as compared to net other income in 2013 is primarily due to a $8.7 million increased litigation reserve amount recorded in the third quarter of 2012. See Note 13 in the accompanying notes to the consolidated financial statements for additional information.
Loss on Early Extinguishment of Debt. Loss on extinguishment of debt in 2013 is attributable to the charges associated with the tender of our $99.8 million senior subordinated notes due 2017 ("2017 Notes"). The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the tendered notes. The charge in 2012 is due to the tender of our 6.25% senior notes due 2015 ("2015 Notes") and $26.1 million of our 2017 notes.
Income Taxes. Our overall effective tax rates were a provision of 29.9% for 2013, compared to a benefit of 264.5% for 2012. Our tax rate was favorably impacted by the reversal of a substantial portion of the valuation allowance. Our effective tax rate in 2013 is lower than expected due to a further reversal of the valuation reserve and manufacturing and other federal tax credits.
Fiscal 2012 Compared to Fiscal 2011
Commissions and Other Sales Costs. Commissions and other sales costs increased by $19.9 million for 2012 versus 2011. This primarily related to increased commission expense attributable to higher closing units and revenue dollars. The decrease year-over-year as a percentage of revenue was primarily the result of leverage from higher revenue on the fixed component of selling costs.
General and Administrative Expenses. General and administrative expenses increased to $68.2 million for 2012 versus $64.2 million in 2011, or 5.7% and 7.5% of total closing revenue, respectively. The increased expenses were mostly due to higher stock-based compensation expense and performance-based compensation. The significant decrease as a percentage of revenue was due to the higher revenue earned in 2012 as compared to 2011.
Loss from Unconsolidated Entities, Net. The losses in 2012 and 2011 were primarily the pass-through of operating expenses for our land joint ventures.
Interest Expense. During 2012 and 2011, our non-capitalizable interest expense was $24.2 million and $30.4 million, respectively. The decrease in expense year over year was a result of a higher amount of active assets under development that qualify for interest capitalization.
Other Income/(Loss), Net. We reported net other expense in 2012 as compared to net other income in 2011 primarily due to the $8.7 million increased litigation reserve amount recorded in the third quarter of 2012. See Note 13 in the accompanying notes to the consolidated financial statements for additional information.
Loss on Early Extinguishment of Debt. Loss on extinguishment of debt in 2012 is attributable to the charges associated with the tender of our $285.0 million 2015 notes and $26.1 million of our senior subordinated notes due 2017. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the tendered notes. There were no such debt extinguishment charges in 2011.
Income Taxes. Our overall effective tax rates were a benefit of 264.5% for 2012, compared to a provision of 3.6% for 2011. The change in our tax rate is primarily attributable to reversal of most of our deferred tax valuation allowance in 2012.

Liquidity and Capital Resources
Overview
Our principal uses of capital for 2013 were the acquisition and development of new and strategic lot positions, operating expenses, home construction, and the payment of routine liabilities. We used funds generated by operations and our cash reserves - which we bolstered in 2013 by our capital transactions - to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating positive margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

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

During 2013, we closed 5,259 homes, purchased about 7,000 lots for $338.4 million, spent $227.5 million on land development, $27.7 million on lot options, and started about 5,700 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially-finished lots than in recent years. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended 2013 with $363.8 million of cash and cash equivalents, investments and securities, a $68.4 million increase from December 31, 2012, primarily a result of cash generated from home closings and the net effect of our various capital transactions partially offset by land acquisitions and land development dollars spent and increases in our home inventory under construction. As we have no debt maturities until 2018, we will generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

In addition to expanding our business in existing markets, we continue to explore opportunities to expand outside of our existing markets. Consistent with our efforts, over the last several years we entered Raleigh-Durham, North Carolina, Tampa, Florida, and Charlotte, North Carolina. In August 2013, we also completed our first acquisition since 2005, entering the Nashville, Tennessee market through the purchase of a local homebuilder. These opportunities expand our footprint into new markets with positive growth potential and offer the ability to leverage our existing East Region resources.

Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In the first quarter of 2013, we completed a new $175 million senior debt issuance and in the fourth quarter of 2013, we completed a $100 million add-on to our 2020 senior debt. We also increased the capacity of our unsecured revolving credit facility in the fourth quarter of 2013 from $125 million to $200 million and completed a $110.5 million, net of offering costs, public equity offering in January 2014.

Considering the impact of our 2013 capital transactions, we believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Note 5 in the accompanying notes to the consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2013	At December 31, 2012
Notes payable and other borrowings	$905,055	$722,797
Stockholders’ equity	841,392	694,210
Total capital	$1,746,447	$1,417,007
Debt-to-capital (1)	51.8%	51.0%
Notes payable and other borrowings	$905,055	$722,797
Less: cash, cash equivalents, restricted cash and investments and securities	(363,823)	(295,469)
Net debt	541,232	427,328
Stockholders’ equity	841,392	694,210
Total net capital	$1,382,624	$1,121,538
Net debt-to-capital (2)	39.1%	38.1%

(1)	Debt-to-capital is computed as senior, senior subordinated and convertible notes divided by the aggregate of total senior, senior subordinated and convertible notes and stockholders' equity.

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

Senior and Senior Convertible Notes
7.15% Senior Notes
During the second quarter of 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at 97.567% of par value to yield 7.50%. In the fourth quarter of 2013, we completed a $100 million add-on offering to these notes at 106.699% of par value to yield 5.875%.
7.00% Senior Notes
In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due
2022. The notes were issued at par and their associated proceeds were primarily used to pay down the remaining balance of $285 million of our 6.25% senior notes due 2015.

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
4.50% Senior Notes

In March 2013, we issued $175 million aggregate principal amount of 4.50% senior notes due 2018. These notes were issued at par and the proceeds were partially used to pay down the remaining $99.8 million balance of our 7.731% senior subordinated notes due 2017.
The indentures for our 7.15%, 7.00% and 4.50% senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions of non-model home assets and mergers.

$200 million Unsecured Revolving Credit Facility

In July 2012, we entered into a $125.0 million unsecured revolving credit facility ("Credit Facility"), of which $50.0 million was to be available for letters of credit. We subsequently amended our facility, increasing the capacity to $200.0 million, extending the amount available for letters of credit to $120.0 million and extending the maturity date to July 2016. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. No amounts were drawn under the Credit Facility during 2012 or 2013. As of December 31, 2013 we had outstanding letters of credit issued under the Credit Facility totaling $42.1 million, leaving $157.9 million available under the Credit Facility to be drawn.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We had no borrowings drawn on the facility during the twelve months ended December 31, 2013. We were in compliance with all Credit Facility covenants as of December 31, 2013. Our actual financial covenant calculations as of December 31, 2013 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $528,175	$815,568
Leverage Ratio	< 60%	32%
Interest Coverage Ratio (1)	> 1.50	4.72
Minimum Liquidity (1)	> $51,152	$521,755
Investments other than defined permitted investments	< $264,670	$11,638
(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
See Note 5 of the consolidated financial statements included in this Annual Report on Form 10-K for further information on our senior and convertible senior notes.
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
The total number of lots under control at December 31, 2013 was 25,662 as compared to 20,817 at December 31, 2012. In 2013 and 2012, respectively, 73.6% and 84.0% of our controlled lots were owned. The increase in our land holdings from prior year was due to an intentional effort to grow our lot positions during 2013, as we entered into new land contracts for approximately 11,200 lots for $560.1 million as compared to approximately 9,000 lots for $375.4 million in 2012. Our increased usage of land options reduced our owned land percentage in 2013. We intend to continue to pursue such option opportunities in the future, where economically feasible, as we believe they reduce risk and help manage our balance sheet and cash flows. At December 31, 2013, our total option and purchase contracts had purchase prices in the aggregate of approximately $554.9 million, on which we had made deposits of approximately $51.6 million in cash.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3 and 13 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Contractual Obligations
The following is a summary of our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal, senior and senior subordinated notes	$905,055	$—	$—	$175,000	$730,055
Interest, senior and senior subordinated notes	375,476	52,697	105,394	98,174	119,211
Operating lease obligations	27,219	4,394	7,694	6,519	8,612
Other contractual obligations (1)	660	330	330
Total (2)	$1,308,410	$57,421	$113,418	$279,693	$857,878

(1)	Represents other long-term obligations for items such as software licenses and sponsorships.

(2)	See Notes 4 and 13 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2013 or 2012.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $175.0 million in principal of our 4.50% senior notes, $300.0 million in principal of our 7.15% senior notes, $300.0 million in principal of our 7.00% senior notes and $126.5 million in principal of our 1.875% senior convertible notes. Except in limited circumstances, or upon the occurrence of specific trigger events for our convertible notes, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes; however, we had no amounts drawn during 2012 or 2013.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2013 follows:

	For the Years Ended December 31,							Fair Value at December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	2013 (a)
	(dollars in millions)
Fixed rate					$175.0	$730.1	$905.1	$960.5
Average interest rate					4.500%	6.174%	5.851%	n/a

(a)	Fair value of our fixed rate debt at December 31, 2013, is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 19, 2014

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share data)
Assets
Cash and cash equivalents	$274,136	$170,457
Investments and securities	89,687	86,074
Restricted cash	—	38,938
Other receivables	38,983	20,290
Real estate	1,405,299	1,113,187
Real estate not owned	289	—
Deposits on real estate under option or contract	51,595	14,351
Investments in unconsolidated entities	11,638	12,085
Property and equipment, net	22,099	15,718
Deferred tax assets, net	70,404	77,974
Prepaids, other assets and goodwill	39,231	26,488
Total assets	$2,003,361	$1,575,562
Liabilities
Accounts payable	$68,018	$49,801
Accrued liabilities	166,611	96,377
Home sale deposits	21,996	12,377
Liabilities related to real estate not owned	289	—
Senior, senior subordinated and convertible notes	905,055	722,797
Total liabilities	1,161,969	881,352
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 36,244,071 and 35,613,351 shares at December 31, 2013 and 2012, respectively	362	356
Additional paid-in capital	412,961	390,249
Retained earnings	428,069	303,605
Total stockholders’ equity	841,392	694,210
Total liabilities and stockholders’ equity	$2,003,361	$1,575,562
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$1,783,389	$1,184,360	$860,884
Land closing revenue	31,270	9,314	360
Total closing revenue	1,814,659	1,193,674	861,244
Cost of home closings	(1,391,125)	(965,044)	(704,566)
Cost of land closings	(26,129)	(8,422)	(246)
Real estate impairments	(350)	(1,340)	(8,870)
Land impairments	(637)	(669)	(6,454)
Total cost of closings and impairments	(1,418,241)	(975,475)	(720,136)
Home closing gross profit	391,914	217,976	147,448
Land closing gross profit/(loss)	4,504	223	(6,340)
Total closing gross profit	396,418	218,199	141,108
Financial Services:
Revenue	6,037	779	—
Expenses	(3,266)	(981)	—
Earnings from financial services unconsolidated entities and other, net	13,183	10,457	6,563
Financial services profit	15,954	10,255	6,563
Commissions and other sales costs	(126,716)	(94,833)	(74,912)
General and administrative expenses	(91,510)	(68,185)	(64,184)
Loss from unconsolidated entities, net	(378)	(224)	(714)
Interest expense	(15,092)	(24,244)	(30,399)
Other income/(loss), net	2,792	(6,342)	2,162
Loss on early extinguishment of debt	(3,796)	(5,772)	—
Earnings/(loss) before income taxes	177,672	28,854	(20,376)
(Provision for)/benefit from income taxes	(53,208)	76,309	(730)
Net earnings/(loss)	$124,464	$105,163	$(21,106)
Earnings/(loss) per common share:
Basic	$3.45	$3.09	$(0.65)
Diluted	$3.25	$3.00	$(0.65)
Weighted average number of shares:
Basic	36,105	34,057	32,382
Diluted	38,801	35,172	32,382
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2013, 2012 and 2011
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2011	40,030	$400	$468,820	$219,548	$(188,773)	$499,995
Net loss	—	—	—	(21,106)	—	(21,106)
Exercise of equity awards	347	4	2,609	—	—	2,613
Equity award compensation expense	—	—	7,410	—	—	7,410
Balance at December 31, 2011	40,377	404	478,839	198,442	(188,773)	488,912
Net earnings	—	—	—	105,163	—	105,163
Exercise of equity awards	482	5	4,262	—	—	4,267
Excess income tax benefit from stock-based awards	—	—	436	—	—	436
Equity award compensation expense	—	—	8,319	—	—	8,319
Issuance of stock	2,645	26	87,087	—	—	87,113
Cancellation of treasury shares	(7,891)	(79)	(188,694)	—	188,773	—
Balance at December 31, 2012	35,613	356	390,249	303,605	—	694,210
Net earnings	—	—	—	124,464	—	124,464
Exercise of equity awards	631	6	11,595	—	—	11,601
Excess income tax benefit from stock-based awards	—	—	1,891	—	—	1,891
Equity award compensation expense	—	—	9,483	—	—	9,483
Non-controlling interest acquisition	—	—	(257)	—	—	(257)
Balance at December 31, 2013	36,244	$362	$412,961	$428,069	$—	$841,392
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net earnings/(loss)	$124,464	$105,163	$(21,106)
Adjustments to reconcile net earnings/(loss) to net cash used in operating activities:
Depreciation and amortization	9,934	8,196	7,178
Real estate-related impairments	987	2,009	15,324
Stock-based compensation	9,483	8,319	7,410
Loss on early extinguishment of debt	3,796	5,772	—
Equity in earnings of unconsolidated entities	(12,805)	(10,233)	(5,849)
Deferred tax asset valuation reversal	(8,666)	(77,974)	—
Distributions of earnings from unconsolidated entities	13,013	9,648	6,497
Other	14,864	371	1,357
Changes in assets and liabilities:
Increase in real estate	(281,944)	(299,185)	(89,659)
(Increase)/decrease in deposits on real estate under option or contract	(36,974)	824	(6,038)
(Increase)/decrease in receivables and prepaid expenses and other assets	(18,429)	(6,301)	3,247
Increase in accounts payable and accrued liabilities	86,604	29,385	5,542
Increase in home sale deposits	9,397	3,519	1,961
Net cash used in operating activities	(86,276)	(220,487)	(74,136)
Cash flows from investing activities:
Purchases of property and equipment	(15,783)	(10,863)	(7,082)
Maturities of investments and securities	163,012	198,201	348,105
Payments to purchase investments and securities	(166,619)	(136,823)	(196,401)
Cash paid for acquisitions	(18,624)	—	—
Decrease/(increase) in restricted cash	38,938	(26,792)	(2,802)
Other	107	121	(638)
Net cash provided by investing activities	1,031	23,844	141,182
Cash flows from financing activities:
Repayment of senior subordinated notes	(102,822)	(315,080)	—
Proceeds from issuance of senior notes	281,699	426,500	—
Proceeds from issuance of common stock, net	—	87,113	—
Other	10,047	(5,045)	2,613
Net cash provided by financing activities	188,924	193,488	2,613
Net increase/(decrease) in cash and cash equivalents	103,679	(3,155)	69,659
Cash and cash equivalents, beginning of year	170,457	173,612	103,953
Cash and cash equivalents, end of year	$274,136	$170,457	$173,612
See Supplemental Disclosure of Cash Flow Information in Note 10.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the southern and western United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of eight states: Arizona, Texas, California, Colorado, Florida, North Carolina, South Carolina and Tennessee. Operations within the Carolinas include the Raleigh and Charlotte metropolitan areas, with some Charlotte communities located across the border into South Carolina. In August 2013, we entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders LLC and selected assets of Phillips Development LLC ("Phillips Builders"). With this acquisition, we acquired approximately 500 lots. Through our successors, we commenced our homebuilding operations in 1985. In 2012, we commenced limited operations of our wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business lines include title insurance and closing/settlement services we offer to our homebuyers. Carefree Title became fully operational in most of our markets during 2013. Meritage Homes Corporation was incorporated in 1988 in the State of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our markets, other than Tennessee, where we operate under the Phillips Builders brand. We also operate as Monterey Homes in some markets. At December 31, 2013, we were actively selling homes in 188 communities, with base prices ranging from approximately $130,000 to $1,000,000.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year to conform to the current year presentation, including the dis-aggregation of our financial services segment, which includes both our Carefree Title operations, as well as the net earnings of our mortgage and title joint ventures.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $26.4 million and $30.4 million are included in cash and cash equivalents at December 31, 2013 and 2012, respectively. Included in our balance as of December 31, 2013 is $68.3 million of money market funds that are invested in short term (three months or less) government securities.
Restricted Cash. Prior to November 2013, restricted cash consisted of amounts held in restricted accounts as collateral for our letter of credit arrangements. Our restricted cash accounts were invested in money market accounts and United States Government securities, and were $38.9 million at December 31, 2012. In connection with the capacity expansion of our revolving credit facility in November 2013, we transferred our secured letters of credit under our credit facility, thereby returning all restricted cash into unrestricted accounts.
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

Existing and continuing communities. When projections for the remaining income expected to be earned from existing communities are no longer positive, the underlying real estate assets are not deemed fully recoverable, and further analysis is performed to determine the required impairment. The fair value of the community's assets is determined using either a discounted cash flow model for projects we intend to build out or a market-based approach for projects to be sold. If a market-based approach is used, we determine fair value based on recent comparable sales activity in the local market, adjusted for variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute our fair value based on a proprietary model. Our key estimates in deriving fair value under our cash flow model are (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community - both land development and home construction - including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented ,or to be implemented, to stimulate the orders pace and expected cancellation rates, (iv) alternative land uses including disposition of all or a portion of the land owned and (v) our discount rate, which is currently 14-16% and varies based on the perceived risk inherent in the community's other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:

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

Mothball communities. In certain cases, we may elect to stop development (mothball) of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. When a community is initially placed into mothball status, it is management's belief that the community is affected by local market conditions that are expected to improve within the next 1-5 years. Therefore, a temporary postponement of construction and development work is expected to yield better overall future returns. The decision may be based on financial and/or operational metrics. If we decide to mothball a community, we will impair it to its fair value as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. No interest or other costs are capitalized to communities that are designated as mothballed.

In addition to our quarterly impairment analysis, which is conducted to determine if any current impairments exist, we also conduct a thorough quarterly review of our mothballed communities to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation. Based on the facts and circumstances available as of December 31, 2013, we do not believe that any of our underperforming or mothballed communities will incur material impairments in the future. Changes in market and/or economic conditions could materially impact the conclusions of this analysis, and there can be no assurances that future impairments will not occur.

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

Option deposits and pre-acquisition costs. We also evaluate assets associated with future communities for impairments on a quarterly basis. Using similar techniques described in the "Existing and continuing communities" section above, we determine if the income to be generated by our future communities is acceptable to us. If the projections indicate that a community is still meeting our internal investment guidelines and is generating a profit, those assets are determined to be fully recoverable and no impairments are required. In cases where we decide to abandon a project, we will fully impair all assets related to such project and will expense and accrue any additional costs that we are contractually obligated to incur. In certain circumstances, we may elect to continue with a project because it is expected to generate positive cash flows, even though it may not be generating an accounting profit. In such cases, we will impair our pre-acquisition costs and deposits, as necessary, and record an impairment to bring the carrying value to fair value. Refer to Note 2 of these consolidated financial statements for further information regarding our impairments.

Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under contract or option until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. The review of the likelihood of the acquisition of contracted lots is completed quarterly in conjunction with the real estate impairment analysis noted above and therefore, if impaired, the deposits are recorded at the lower of cost or fair value. Our deposits were $51.6 million and $14.4 million as of December 31, 2013 and December 31, 2012, respectively.
Property and Equipment, net. Property and equipment, net consists of computer and office equipment and model home furnishings. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Maintenance and repair costs are expensed as incurred. At December 31, 2013 and 2012, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2013	2012
Computer and office equipment	$25,221	$21,948
Model home furnishings	27,894	22,317
Gross property and equipment	53,115	44,265
Accumulated depreciation	(31,016)	(28,547)
Total	$22,099	$15,718
Deferred Costs. At December 31, 2013 and 2012, deferred costs representing debt issuance costs totaled approximately $12.2 million and $11.7 million, net of accumulated amortization of approximately $11.2 million and $8.5 million, respectively, and are included on our consolidated balance sheets within Prepaid expenses and other assets. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method.
Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in Loss from unconsolidated entities, net, or Earnings from financial services, unconsolidated entities and other, net, in our statements of operations. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment when events that trigger an evaluation of recoverability present themselves.

Accrued Liabilities. Accrued liabilities at December 31, 2013 and 2012 consisted of the following (in thousands):

	At December 31,
	2013	2012
Accruals related to real estate development and construction activities	$29,992	$19,954
Payroll and other benefits	36,232	11,871
Accrued taxes	22,902	3,407
Warranty reserves	21,971	22,064
Legal reserves	16,463	16,067
Real estate note payable (1)	15,993	6,288
Other accruals	23,058	16,726
Total	$166,611	$96,377
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
We record deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available objectively verifiable positive and negative evidence, including scheduled reversals of deferred tax liabilities, whether we are in a cumulative loss position, projected future taxable income, tax planning strategies and recent financial operations. If we determine that we will not be able to realize our deferred tax assets in the future, we will record a valuation allowance, which increases the provision for income taxes.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
Advertising Costs. We expense advertising costs as they are incurred. Advertising expense was approximately $7.8 million, $5.5 million and $6.3 million in fiscal 2013, 2012 and 2011, respectively.
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

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees (the “Plan”). We match portions of employees’ voluntary contributions, and contributed to the Plan approximately $1.3 million, $1.0 million and $0.7 million for the years ended 2013, 2012 and 2011, respectively.

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
Off-Balance Sheet Arrangements - Other. In the normal course of business, we may acquire lots from various development entities pursuant to option and purchase agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for further discussion.
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

	December 31, 2013		December 31, 2012
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$87	$87	$87	$87
Sureties related to owned projects and lots under contract	191,742	86,115	87,305	38,936
Total Sureties	$191,829	$86,202	$87,392	$39,023
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$1,685	N/A	$—	N/A
LOCs for land development	35,883	N/A	32,475	N/A
LOCs for general corporate operations	4,500	N/A	4,991	N/A
Total LOCs	$42,068	N/A	$37,466	N/A
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first year after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on our most recent reviews of warranty costs incurred and increased spending in certain of our markets, we recorded an unfavorable $1.3 million adjustment to our warranty reserve balance in 2013, which increased our cost of sales. No such adjustments were recorded in 2012. A summary of changes in our warranty reserves follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance, beginning of year	$22,064	$23,136
Additions to reserve from new home deliveries	10,939	8,047
Warranty claims	(12,343)	(9,119)
Adjustments to pre-existing reserves	1,311	—
Balance, end of year	$21,971	$22,064
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

Recently Issued Accounting Pronouncements. In April 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, Liabilities ("ASU 2013-04"), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for us beginning January 1, 2014. We do not anticipate the adoption of ASU 2013-04 to have an effect on our consolidated financial statements or disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Homes under contract under construction (1)	$262,633	$192,948
Unsold homes, completed and under construction (1)	147,889	107,466
Model homes (1)	81,541	62,411
Finished home sites and home sites under development	813,135	634,106
Land held for development (2)	52,100	56,118
Land held for sale	19,112	21,650
Communities in mothball status (3)	28,889	38,488
	$1,405,299	$1,113,187

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

(2)
Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. In these cases, we may have chosen not to currently develop certain land holdings as they typically represent a portion of a large land parcel that we plan to build out over several years.

(3)
Represents communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball status. As of December 31, 2013, we had five mothballed communities with a carrying value of $26.1 million in our West Region and one mothballed community with a carrying value of $2.8 million in our Central Region. During 2013, we placed one additional community into mothball status and removed five communities totaling $9.6 million out of mothball status. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are also expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when impairment indicators are present, as our inventory is considered “long-lived” in accordance with GAAP. Due to the current environment, we evaluate all of our real estate assets for impairment on a quarterly basis. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed recoverable and the fair value of such asset is less than its carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling or holding the land for sale. Based on these reviews of all our communities, we recorded $1.0 million, $2.0 million, and $15.3 million in real-estate impairment charges during the years ended December 31, 2013, 2012 and 2011, respectively.

In the latter part of 2011, we announced our intent to wind-down operations in the Las Vegas, Nevada market. We do not have any remaining operations in Nevada as of December 31, 2013; however, we still own 174 lots that we are marketing for sale or have mothballed. The carrying value of those lots was $11.8 million as of December 31, 2013.
Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Capitalized interest, beginning of year	$21,600	$14,810	$11,679
Interest incurred	51,152	46,135	43,393
Interest expensed	(15,092)	(24,244)	(30,399)
Interest amortized to cost of home and land closings	(24,668)	(15,101)	(9,863)
Capitalized interest, end of year (1)	$32,992	$21,600	$14,810

(1)
Approximately $511,000, $539,000, and $750,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” in our consolidated balance sheet as of December 31, 2013, 2012 and 2011 respectively.

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
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into a purchase agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all option and purchase agreements for land to determine whether they are a VIE. ASC 810, Consolidation, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.
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
The table below presents a summary of our lots under option at December 31, 2013 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	12	$289	$—
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	3,673	309,028	31,369
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,335	119,495	17,435
Purchase contracts not recorded on balance sheet —refundable deposits, committed	766	21,001	625
Total committed (on and off balance sheet)	6,786	449,813	49,429
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	3,821	105,407	2,166
Total lots under contract or option	10,607	$555,220	$51,595
Total option contracts not recorded on balance sheet (3)	10,595	$554,931	$51,595	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2013.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. In some circumstances, purchasing land through a joint venture can be beneficial, although we do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of December 31, 2013, we had two active equity-method land ventures.
We also participate in two mortgage and one title business joint ventures. The mortgage joint ventures are engaged in mortgage activities and they provide services to both our clients and other homebuyers. Although some of these ventures originate mortgage loans, we have limited recourse related to any mortgages originated by these ventures. Our investments in mortgage and title joint ventures as of December 31, 2013 and 2012 were $2.9 million and $2.0 million, respectively.
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

(In thousands)	At December 31, 2013	At December 31, 2012
Repayment guarantees	$—	$219
Completion guarantees (1)	—	—
South Edge guarantee (2)	13,243	13,243
Total guarantees	$13,243	$13,462

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

Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of December 31, 2013 and 2012 is presented in the table above (without considering any potential recoveries from the joint venture's land assets).
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
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or one or more of our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. In connection with our periodic real estate impairment reviews, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. Except as noted above and in Note 13 to these unaudited consolidated financial statements, as of December 31, 2013 and December 31, 2012, we did not have any such reserves.
See Note 13 regarding outstanding litigation related to a joint venture project known as “South Edge” or "Inspirada".

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31, 2013	At December 31, 2012
Assets: (1)
Cash	$7,299	$7,650
Real estate	34,949	36,626
Other assets	3,067	3,478
Total assets	$45,315	$47,754
Liabilities and equity:
Accounts payable and other liabilities	$2,889	$4,748
Notes and mortgages payable	13,453	14,001
Equity of:
Meritage (2)	10,332	9,631
Other	18,641	19,374
Total liabilities and equity	$45,315	$47,754

	Years Ended December 31,
	2013	(2)	2012	2011
Revenue	$34,553		$38,230	$19,881
Costs and expenses	(12,407)		(21,093)	(11,783)
Net earnings of unconsolidated entities	$22,146		$17,137	$8,098
Meritage’s share of pre-tax earnings (2)(3)	$12,833		$10,441	$5,849

(1)	The joint venture financial statements above represent the most recent information available to us.

(2)
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

(3)
Our share of pre-tax earnings is recorded in “Losses from unconsolidated entities, net” and "Earnings from financial services unconsolidated entities and other, net" on our consolidated statements of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities include $0.6 million at December 31, 2013 and $0.8 million at December 31, 2012, related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture's equity. These amounts are amortized as the assets of the respective joint ventures are sold.

The joint venture assets and liabilities noted in the table above primarily represent the active land ventures, two mortgage and one title business ventures and various inactive ventures. Our total investment in all of these joint ventures is $11.6 million. As of December 31, 2013, we believe these ventures are in compliance with their respective debt agreements, if applicable, and the joint venture debt reflected above is non recourse to us.

NOTE 5 — SENIOR, SENIOR SUBORDINATED, CONVERTIBLE SENIOR NOTES AND OTHER BORROWINGS
Senior, senior subordinated and convertible senior notes consist of the following (in thousands):

	At December 31, 2013	At December 31, 2012
7.731% senior subordinated notes due 2017	$—	$99,825
4.50% senior notes due 2018	175,000	—
7.15% senior notes due 2020. At December 31, 2013 and December 31, 2012 there was approximately $3,555 in unamortized premium, net, and $3,528 in unamortized discount, respectively	303,555	196,472
7.00% senior notes due 2022	300,000	300,000
1.875% convertible senior notes due 2032	126,500	126,500
$200 million unsecured revolving credit facility	—	—
Total	$905,055	$722,797

The indentures for our 4.50%, 7.15% and 7.00% senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. Our convertible senior notes do not have any financial covenants.
Obligations to pay principal and interest on the senior and convertible notes are guaranteed by all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor will be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are nonguarantor subsidiaries, if any, are, individually and in the aggregate, inconsequential.
In November 2013, we completed a $100.0 million add-on to our existing 7.15% senior notes due 2020. The add-on was issued at 106.699% of par value to yield 5.875%.
In March 2013, we issued $175 million aggregate principal amount of 4.50% senior notes due 2018. These notes were issued at par and the proceeds were partially used to pay off the remaining $99.8 million balance of our 7.731% senior subordinated notes due 2017. The debt redemption resulted in $3.8 million of expense reflected as Loss on early extinguishment of debt in our Consolidated Statements of Operations.
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
In July 2012, we entered into an unsecured revolving $125.0 million million credit facility ("Credit Facility"). In 2013, we amended the Credit Facility, increasing the capacity to $200.0 million, extending the amount available for letters of credit to $120.0 million and extending the maturity date to July 2016. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. No amounts were drawn under the Credit Facility during 2012 or 2013. As of December 31, 2013 we had outstanding letters of credit issued under the Credit Facility totaling $42.1 million, leaving $157.9 million available under the Credit Facility to be drawn.
In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022. Concurrent with this offering, we repurchased all $285.0 million outstanding of our 6.25% Senior Notes due 2015. We also repurchased an aggregate principal amount of approximately$26.1 million of our 7.731% Senior Subordinated Notes due 2017. The debt redemption transactions resulted in $5.8 million of expense reflected as Loss on extinguishment of debt in our consolidated statements of operations.
Scheduled principal maturities of our senior, senior subordinated and convertible notes as of December 31, 2013 follow (in thousands):

Year Ended December 31,
2014	$—
2015	—
2016	—
2017	—
2018	175,000
Thereafter	730,055
Total	$905,055

NOTE 6 — FAIR VALUE DISCLOSURES
We account for non-recurring fair value measurements of our non-financial assets and liabilities in accordance with ASC 820-10 Fair Value Measurement. This guidance defines fair value, establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:

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

A summary of our non-financial assets re-measured at fair value on December 31, 2013 and 2012 is as follows (in thousands):

		Year Ended December 31,
	Hierarchy	2013	2012
Description:
Adjusted Basis of Long-Lived Real Estate Assets (1) (2)	Level 3	$6,226	$12,013
Impairments		987	$2,009
Initial Basis of Long-Lived Real Estate Assets		$7,213	$14,022

(1)	The fair values in the table above represent only those real estate assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these real-estate assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.731% senior subordinated notes	N/A	N/A	$99,825	$102,950
4.50% senior notes due 2018	$175,000	$174,125	N/A	N/A
7.15% senior notes	$300,000	$325,500	$200,000	$220,760
7.00% senior notes	$300,000	$318,750	$300,000	$328,500
1.875% convertible senior notes	$126,500	$142,154	$126,500	$127,449
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 7 — EARNINGS/(LOSS) PER SHARE
Basic and diluted earnings/(loss) per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Basic weighted average number of shares outstanding	36,105	34,057	32,382
Effect of dilutive securities:
Convertible debt (1)	2,176	612	N/A
Stock options and unvested restricted stock (2)	520	503	—
Diluted average shares outstanding	38,801	35,172	32,382
Net earnings/(loss) as reported	$124,464	$105,163	$(21,106)
Interest attributable to Convertible Senior Notes, net of income taxes	1,454	418	—
Net earnings/(loss) for earnings/(loss) per share	$125,918	$105,581	$(21,106)
Basic earnings/(loss) per share	$3.45	$3.09	$(0.65)
Diluted earnings/(loss) per share (1) (2)	$3.25	$3.00	$(0.65)
Antidilutive stock options not included in the calculation of diluted earnings per share	7	256	1,731

(1)
In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method. Reflects the converted shares and the interest savings (post-tax) of our $126.5 million of 1.875% Convertible Senior Notes.

(2)	For periods with a net loss, no options or non-vested shares are included in the dilution calculation as all options and non-vested shares outstanding are considered anti-dilutive.

NOTE 8 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Stock Option Plan (the “Plan”), that was adopted in 2006, which superceded a prior stock compensation plan and which has been amended from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 8,950,000 shares of common stock, of which 965,404 shares remain available for grant at December 31, 2013. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options are usually granted with either a three-year or five-year ratable vesting period, with a three-year cliff vesting for performance-based awards.

We have not granted any stock options since 2009. A summary of remaining stock option activity from stock options granted prior to 2010 is provided below.

Summary of Stock Option Activity:

	Year Ended December 31, 2013
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at beginning of year	609,585	$27.44
Granted	—	N/A
Exercised	(347,370)	$33.40
Cancelled	(3,400)	$14.00
Outstanding at end of year	258,815	$19.63	1.35	$7,340
Vested and expected to vest at end of year	258,815	$19.63	1.35	$7,340
Exercisable at end of year	225,415	$20.36	1.22	$6,229
Price range of options exercised	$8.06-$44.44
Price range of options outstanding	$11.48-$42.82
Total shares reserved for existing or future grants at end of year	2,283,114

	Years Ended December 31,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year:	897,767	$23.56	1,332,767	$23.80
Granted	—	N/A	—	N/A
Exercised	(282,082)	$15.12	(171,800)	$15.21
Cancelled	(6,100)	$25.73	(263,200)	$30.24
Outstanding at end of year	609,585	$27.44	897,767	$23.56
Exercisable at end of year	471,760	$30.93	550,359	$26.29
Price range of options exercised	$ 8.06 - $34.30		$ 8.06 - $21.10
Price range of options outstanding	$ 8.06 - $44.44		$ 8.06 - $44.44
Stock options Outstanding at December 31, 2013:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.48 - $14.00	59,453	1.73	$13.80	29,953	$13.75
$15.98 - $19.80	35,142	0.99	$16.06	34,542	$16.02
$19.90 - $19.90	139,840	1.38	$19.90	139,840	$19.90
$22.11 - $22.11	6,300	2.61	$22.11	3,000	$22.11
$42.82 - $42.82	18,080	0.08	$42.82	18,080	$42.82
	258,815			225,415

The total intrinsic value of option exercises for the years ended December 31, 2013, 2012 and 2011 was $4.8 million, $5.4 million and $1.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.
Summary of Nonvested (Restricted) Shares Activity:

In addition to the stock options discussed above, we grant time-based and performance-based restricted shares. Performance-based restricted shares are only granted to our senior executive management group. All performance shares only vest upon the attainment of certain financial and operational criteria as established and approved by our Board of Directors.

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- Based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	465,251	$19.01	202,500	$16.91
Granted	357,000	$25.57	56,250	$25.65
Vested (Earned/Released)	(141,335)	$17.76	(33,750)	$14.27
Forfeited (1)	(31,400)	$23.23	(33,750)	14.27
Outstanding as of December 31, 2011	649,516	$22.68	191,250	$20.41
Granted	386,500	$27.21	56,250	$20.72
Vested (Earned/Released)	(166,566)	$18.92	(33,750)	$14.27
Forfeited (1)	(43,800)	$25.10	(33,750)	$14.27
Outstanding at December 31, 2012	825,650	$25.43	180,000	$22.81
Granted	355,795	$42.78	62,500	$42.56
Vested (Earned/Released)	(215,850)	$41.72	(67,500)	$41.97
Forfeited (1)	(81,700)	$31.27	—	N/A
Outstanding at December 31, 2013	883,895	$32.22	175,000	$30.10

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

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$9,483	$8,319	$7,410
Cash received by Company from exercises	$11,601	$4,267	$2,613
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	December 31, 2013	December 31, 2012
Unrecognized stock-based compensation cost	$17,385	$13,072
Weighted average years remaining vesting period	2.18	2.17
Total equity awards outstanding (1)	1,318	1,615

(1)     Includes vested and unvested options outstanding and unvested restricted stock awards.

In 2013, we began to offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limited caps that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2013, 2012 and 2011.
NOTE 9 — INCOME TAXES
Components of income tax expense/(benefit) are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current taxes:
Federal	$43,675	$(589)	$—
State	1,345	122	730
	45,020	(467)	730
Deferred taxes:
Federal	10,232	(62,581)	—
State	(2,044)	(13,261)	—
	8,188	(75,842)	—
Total	$53,208	$(76,309)	$730
Income taxes differ for the years ended December 31, 2013, 2012 and 2011, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Expected taxes at current federal statutory income tax rate	$62,185	$10,099	$(7,132)
State income taxes, net of federal tax benefit	7,967	1,878	475
Change in valuation allowance	(8,666)	(85,460)	4,126
Change in state effective tax rate	—	(788)	1,750
Manufacturing deduction	(4,910)	—	—
Federal tax credits	(3,614)	(2,064)	—
Net interest adjustments	—	(589)	—
Non-deductible costs and other	246	615	1,511
Income tax expense/(benefit)	$53,208	$(76,309)	$730
Due to the effects of the deferred tax asset valuation allowance and reversal, carrybacks of net operating losses (“NOLs”), and changes in unrecognized tax benefits, the effective tax rates in 2013, 2012 and 2011 are not meaningful percentages as there is no correlation between the effective tax rates and the amount of pretax income or losses for those periods.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in other liabilities. At December 31, 2013, we have a net deferred tax asset of $70.4 million. We also have net deferred tax liabilities of $2.8 million. Deferred tax assets and liabilities are comprised of timing differences at December 31 (in thousands) as follows:

	2013	2012
Deferred tax assets:
Real estate	$23,895	$27,611
Goodwill	8,077	10,227
Warranty reserve	8,414	8,431
Wages payable	9,956	1,092
Reserves and allowances	1,102	931
Equity-based compensation	4,995	5,449
Accrued expenses	6,235	6,079
Net operating loss carry-forwards	11,471	27,881
Federal tax credits	—	3,176
Other	279	282
Total deferred tax assets	74,424	91,159

Deferred tax liabilities:
Deferred revenue	3,670	3,668
Prepaids	690	586
Fixed assets	(340)	265
Total deferred tax liabilities	4,020	4,519

Net total deferred tax assets	70,404	86,640
Valuation allowance	—	(8,666)
Deferred tax assets, net	70,404	77,974

Other deferred tax liability - state franchise taxes	2,750	2,132
Net deferred tax assets and liabilities	$67,654	$75,842
At December 31, 2013 and December 31, 2012, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
In accordance with ASC 740-10, Income Taxes ("ASC 740"), we determine our deferred tax assets and liabilities by taxing jurisdiction. We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives.
We recorded a full non-cash valuation allowance against all of our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at that time. During the second quarter of 2012, we determined that the positive evidence exceeded the negative evidence in the tax jurisdiction of Florida and that it was more likely than not that most of the deferred tax assets and NOL carryovers for the Florida tax jurisdiction would be realized. In the fourth quarter of 2012, we reversed the valuation allowance against our federal deferred tax assets and those in most of our state jurisdictions because the weight of the positive evidence in those jurisdictions exceeded that of the negative evidence. During 2013, we reversed and utilized $8.7 million of additional state allowances. At December 31, 2013, we have no remaining non-cash valuation allowance.

In evaluating the need for a non-cash valuation allowance against our deferred tax assets at December 31, 2013, we considered all available and objectively verifiable positive and negative evidence. The remaining valuation allowance at December 31, 2012 was for certain state jurisdictions which have a shorter NOL carryforward utilization period or a large NOL carryforward relative to their current earnings. In 2013, the remaining valuation allowance for these state jurisdictions was evaluated for additional positive evidence. Based on strong current and expected earnings, it was determined that if was more likely than not that our state NOL carryforwards would be utilized, and the valuation allowance was reversed.
At December 31, 2013 and December 31, 2012, we had a valuation allowance against deferred tax assets as follows (in thousands):

	December 31, 2013	December 31, 2012
State	—	8,666
Total Valuation Allowance	$—	$8,666
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2013, we had no remaining un-utilized federal NOL carryforward or federal tax credits. At December 31, 2013, we also had tax benefits for state NOL carryforwards of $11.5 million that begin to expire in 2014 depending on the state jurisdiction.
At December 31, 2013, we have income taxes payable of $18.2 million, which primarily consists of current federal and state tax accruals as well as interest that we expect to pay within one year for having amended prior-year state tax returns. This amount is recorded in accrued liabilities in the accompanying balance sheet at December 31, 2013.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2009. We are not subject to any federal or state income tax examination at this time.
The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of December 31, 2013 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (the “Act”), which the President signed into law on January 2, 2013. The Act extended certain tax provisions which have a retroactive effect on 2012. Among other things, the Act extended for two years the availability of a business tax credit under IRC §45L for building new energy efficient homes which originally was set to expire at the end of 2011. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax effected benefit of approximately $1.7 million in 2013 related to the extension of the IRC §45L tax credit for the qualifying new energy efficient homes that we sold in 2012. Additional IRC §45L credits for qualifying homes sold in 2013 produced a net benefit of $2.0 million.
On September 13, 2013, the Internal Revenue Service issued final regulations regarding capitalization of tangible personal property. Under ASC 740, this is considered to be a change in tax law. Although the final regulations are generally effective beginning on or after January 1, 2014, ASC 740 requires that the effect of a change in tax law be recognized as of the enactment date. Our review and analysis indicates that there was no impact on our deferred tax balances for 2013.

NOTE 10 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cash paid during the year for:
Interest, net of interest capitalized	$9,444	$21,276	$28,871
Income taxes	$25,688	$402	$759
Non-cash operating activities decrease:
Real estate not owned	$289	$—	$(866)
Real estate acquired through notes payable	$(9,705)	$(6,288)	$—
NOTE 11 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies in which Steve Hilton, our Chairman and CEO, has a significant ownership interest. Payments made to these companies were approximately $359,000 , $330,000 and $288,000 for the years ended December 31, 2013 , 2012 and 2011 , respectively.
During 2009, we entered into an FDIC insured bank deposit account agreement with Alliance Bank of Arizona (“Alliance Bank”) through the Certificate of Deposit Account Registry Service (“CDARS”). In 2012, we entered into an additional FDIC insured bank deposit account agreement with Alliance Bank through the Insured Cash Sweep Service ("ICS"). CDARS and ICS are accepted and recognized services through which participating banks may accept and provide FDIC insurance coverage for large deposits that would otherwise exceed FDIC insurance limits (currently $250,000) by placing, as custodian for the deposit customer (Meritage), that portion of the deposit exceeding FDIC insurance limits with other CDARS and ICS banks participating in the programs such that for FDIC insurance purposes, the deposit is divided into insured amounts and deposited with other network banks to allow for full FDIC coverage. CDARS and ICS deposits differ in that ICS deposits may offer "on demand" withdrawals whereas CDARS are certificates of deposits with pre-determined maturity dates and interest rates. At December 31, 2013 and 2012, we had cash deposits in the aggregate amount of $89.5 million and $102.1 million, respectively, through Alliance Bank as the CDARS custodian or relationship bank and $157.5 million and $84.2 million, respectively, through Alliance Bank as the ICS custodian or relationship bank. Alliance Bank has divided these amounts into FDIC insured amounts deposited with other CDARS and ICS participating FDIC insured institutions. We do not pay any separate fees to Alliance Bank for these programs. Rather, Alliance Bank receives a small fee from the other CDARS and ICS institutions for certain funds placed. Robert Sarver, a Meritage director, is a director and the chief executive officer of Western Alliance Bancorporation ("Western Alliance"), the parent company of Alliance Bank. In addition, Steven Hilton, our Chairman and CEO is also a director of Western Alliance. We earned market-rate interest on deposits placed with Western Alliance pursuant to the CDARS and ICS programs of $654,000, $687,000, and $767,000 in 2013, 2012, and 2011, respectively.

NOTE 12 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have seven homebuilding operating segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes and providing warranty and customer services. We aggregate our homebuilding operating segments into a reporting segment based on similar long-term economic characteristics and geographical proximity. Our current reportable homebuilding segments are as follows:
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

	Years Ended December 31,
	2013	2012	2011
Revenue (1):
West	$937,050	$600,227	$366,265
Central	508,961	392,678	395,638
East	368,648	200,769	99,341
Consolidated total	1,814,659	1,193,674	861,244
Homebuilding segment operating income:
West	131,352	44,727	5,037
Central	38,499	17,790	11,042
East	39,557	15,283	6,858
Total homebuilding segment operating income (2)	209,408	77,800	22,937
Financial services segment profit	15,954	10,255	6,563
Corporate and unallocated costs (3)	(31,216)	(22,619)	(20,925)
Loss from unconsolidated entities, net	(378)	(224)	(714)
Interest expense	(15,092)	(24,244)	(30,399)
Loss on early extinguishment of debt	(3,796)	(5,772)	—
Other income/(loss), net	2,792	$(6,342)	2,162
Net earnings/(loss) before income taxes	$177,672	$28,854	$(20,376)

(1)
Revenue includes the following land closing revenue, by segment: 2013 – $11.6 million in the West Region, $16.2 million in the Central Region and $3.5 million in the East Region; 2012 – $6.5 million in the West Region, $2.0 million in the Central Region and $790,000 in the East Region; 2011 – $360,000 in the Central Region.

(2)	Operating income includes the following real-estate related and joint venture related impairments:

	Years Ended December 31,
	2013	2012	2011
West	$514	$1,618	$11,333
Central	235	219	2,896
East	238	172	1,095
Total	$987	$2,009	$15,324

(3)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At December 31, 2013
	West	Central	East	Financial Services	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$26,415	$12,198	$12,982	$—	$—	$51,595
Real estate	800,288	369,464	235,547	—	—	1,405,299
Investments in unconsolidated entities	204	8,941	50	—	2,443	11,638
Other assets (2)	26,900	165,403	31,372	497	310,657	534,829
Total assets	$853,807	$556,006	$279,951	$497	$313,100	$2,003,361

	At December 31, 2012
	West	Central	East	Financial Services	Corporate and Unallocated (3)	Total
Deposits on real estate under option or contract	$4,419	$7,168	$2,764	$—	$—	$14,351
Real estate	647,316	305,100	160,771	—	—	1,113,187
Investments in unconsolidated entities	365	10,645	16	—	1,059	12,085
Other assets (4)	24,935	132,546	25,914	297	252,247	435,939
Total assets	$677,035	$455,459	$189,465	$297	$253,306	$1,575,562

(1)(3)Balance consists primarily of cash and other corporate assets not allocated to the reporting segments.
(2)(4) Balance consists primarily of cash and securities and our deferred tax asset.
NOTE 13 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. We have reserved approximately $16.5 million related to non-warranty related litigation and asserted claims. In addition, our $22.0 million warranty reserve includes accruals for all construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
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
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for pre-judgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, which is currently pending. On July 17, 2013 we posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment, which was approved by the Court on July 17, 2013. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the rulings. In addition, we believe that the four above-named builders are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage may be required to pay under the repayment guarantee.
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
We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2013, are as follows (in thousands):

Years Ended December 31,
2014	$4,394
2015	4,015
2016	3,679
2017	3,562
2018	2,957
Thereafter	8,612
$27,219
Rent expense was $6.4 million, $5.5 million and $6.1 million in 2013, 2012 and 2011, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations. Sublease income was $1.6 million, $2.0 million and $2.3 million in 2013, 2012 and 2011, respectively. Sublease income is included within other income/(loss), net on our consolidated statements of operations.
See Note 1 for contingencies related to our warranty obligations.

NOTE 14 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the years ended December 31, 2013 and 2012 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2013
Total closing revenue	$336,435	$449,950	$492,080	$536,194
Total closing gross profit	$64,535	$95,052	$113,182	$123,649
Earnings before income taxes	$16,475	$38,532	$56,786	$65,879
Net earnings	$12,041	$28,143	$38,191	$46,089
Per Share Data:
Basic earnings per share (1)	$0.34	$0.78	$1.05	$1.27
Diluted earnings per share (1)	$0.32	$0.74	$0.99	$1.19
2012
Total closing revenue	$204,350	$282,095	$342,643	$364,586
Total closing gross profit	$35,236	$51,566	$62,424	$68,973
(Loss)/earnings before income taxes (2)	$(4,574)	$2,842	$6,986	$23,600
Net (loss)/earnings (3)	$(4,754)	$8,005	$6,784	$95,128
Per Share Data:
Basic (loss)/earnings per share (1)	$(0.15)	$0.24	$0.19	$2.67
Diluted (loss)/earnings per share (1)	$(0.15)	$0.24	$0.19	$2.49

(1)	Due to the computation of earnings/(loss) per share, the sum of the quarterly amounts may not equal the full-year results.

(2)	In the third quarter of 2012, we recorded an $8.7 million charge related to a litigation accrual.

(3)	In the fourth quarter of 2012, we reversed $79.9 million of our deferred tax asset valuation reserve and recorded an $8.4 million tax expense.

We typically experience seasonal variability in our quarterly operating results and capital requirements. Historically, we sell more homes in the first half of the year, which results in more working capital requirements and home closings in the third and fourth quarters. However, during economic downturns or times of certain government incentives, our results may not follow our historical trends.

NOTE 15 —SUBSEQUENT EVENTS

In January 2014, we issued 2,530,000 shares of our common stock in a public offering at a price to the public of $45.75 per share. We plan to use the proceeds received from this offering for working capital and other general corporate purposes. The net proceeds from this offering were approximately $110.5 million.

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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 19, 2014 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 19, 2014

Item 9B.	Other Information

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2014 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2014 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference from our 2014 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference from our 2014 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference from our 2014 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

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

(b)Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007.

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008.

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 19, 2011.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Indenture, dated April 13, 2010 (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 14, 2010

4.2.1	First Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended March 31, 2011).

4.2.2	Second Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4.2 of Form 10-K for the year ended December 31, 2011.

4.2.3	Third Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarterly period ended March 31, 2012

4.2.4
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.15% Senior Notes due 2020)
Incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 1, 2012

Exhibit Number	Description	Page or Method of Filing
4.2.5	Fourth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.3.4 of Form S-4 Registration Statement No. 333-187457

4.2.6	Fifth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 2013

4.2.7	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2.7 of Form S-4 Registration Statement No. 333-192730

4.3	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 10, 2012

4.3.1	First Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.4.1 of Form S-4 Registration Statement No. 333-187457

4.3.2	Second Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended September 30, 2013

4.4	Indenture, dated as of September 18, 2012	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 18, 2012

4.4.1	Supplemental Indenture No. 1, dated as of September 18, 2012 (re 1.875% Convertible Senior Notes due 2032) and form of 1.875% Convertible Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 18, 2012

4.4.2	Supplemental Indenture No. 2 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2013

4.5	Indenture, dated March 13, 2013 re 4.50% Senior Notes due 2018, and Form of 4.50% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on March 13, 2013

4.5.1	First Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2013

10.1	2006 Annual Incentive Plan*	Incorporate by reference to Appendix B of the Proxy Statement for the 2010 Annual Meeting of Stockholders

10.2	Amended 1997 Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.3	Meritage Homes Corporation 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2012 Annual Meeting of Stockholders.

10.3.1	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991.

10.3.2	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.3.3	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.3.4	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.3.5	Representative Form of Incentive Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637.

Exhibit Number	Description	Page or Method of Filing
10.3.6	Representative Form of Stock Appreciation Rights Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637.

10.4	Third Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 19, 2010.

10.4.1	Third Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 19, 2010.

10.4.2	Second Amendment to Third Amended and Restated Employment Agreement between the Company and Steven J. Hilton	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 10, 2012

10.4.3	Amendment to Third Amended and Restated Employment Agreement for Steven J. Hilton	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2013

10.5	Third Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 19, 2010.

10.5.1	Third Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 19, 2010.

10.5.2	Amendment to Third Amended and Restated Employment Agreement for Larry W. Seay	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 29, 2013

10.6	Amended and Restated Employment Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 19, 2010.

10.6.1	Amended and Restated Change of Control Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.8 of Form 8-K dated January 19, 2010.

10.6.2	Amendment to Amended and Restated Employment Agreement for Steven Davis	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 29, 2013

10.7	Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 19, 2010.

10.7.1	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010.

10.7.2	Amendment to Amended and Restated Employment Agreement for C. Timothy White	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 29, 2013

10.8	Credit Agreement, dated as of July 24, 2012	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 25, 2012.

10.8.1	First Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 14, 2013

10.8.2	Second Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 25, 2013

10.9	Meritage Homes Corporation Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 10, 2013

Exhibit Number	Description	Page or Method of Filing
21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of Grant Thornton LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

99.1	Unaudited consolidated financial statements of MTH Mortgage, LLC as of and for the year ended December 31, 2013	Filed herewith

99.2	Audited consolidated financial statements of MTH Mortgage, LLC and report of independent certified public accountants as of and for the year ended December 31, 2012	Incorporated by reference to Exhibit 99.1 of Form 10-K for the year ended December 31, 2012.

99.3	Unaudited consolidated financial statements of MTH Mortgage, LLC as of and for the year ended December 31, 2011	Incorporated by reference to Exhibit 99.2 of Form 10-K for the year ended December 31, 2012.

101
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 19, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensation plan.

(c)     Financial Statements required by Regulation S-X

(i)    The audited consolidated financial statements of MTH Mortgage, LLC as of and for the year ended December 31, 2012, including the report of Grant Thornton, LLP, independent certified public accountants, filed pursuant to Rule 3-09 of Regulation S-X, are incorporated by reference to Exhibit 99.1 of Form 10-K for the year ended December 31, 2012.

(ii)    The unaudited consolidated financial statements of MTH Mortgage, LLC as of and for the years ended December 31, 2013, filed pursuant to Rule 3-09 of Regulation S-X, are included herewith in Exhibit 99.1 and incorporated by reference herein.

(iii)    The unaudited consolidated financial statements of MTH Mortgage LLC as of and for the year ended December 31, 2011, filed pursuant to Rule 3-09 of Regulation S-X, are incorporated by reference to Exhibit 99.2 of Form 10-K for the year ended December 31, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ STEVEN J. HILTON	Chairman and Chief Executive Officer	February 19, 2014
Steven J. Hilton

/s/ LARRY W. SEAY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2014
Larry W. Seay

/s/ HILLA SFERRUZZA	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2014
Hilla Sferruzza

/s/ PETER L. AX	Director	February 19, 2014
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 19, 2014
Raymond Oppel

/s/ ROBERT G. SARVER	Director	February 19, 2014
Robert G. Sarver

/s/ RICHARD T. BURKE, SR.	Director	February 19, 2014
Richard T. Burke, Sr.

/s/ GERALD W. HADDOCK	Director	February 19, 2014
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 19, 2014
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 19, 2014
Michael R, Odell