Form 10-Q
period 2014-03-31
Meritage Homes CORP
filed 2014-05-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-9977
 ____________________________________________________________
MERITAGE HOMES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
 ____________________________________________________________

Maryland	86-0611231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8800 East Raintree Drive, Suite 300
Scottsdale, Arizona	85260
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of April 30, 2014: 39,114,486

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$260,956	$274,136
Investments and securities	77,698	89,687
Other receivables	54,165	38,983
Real estate	1,538,218	1,405,299
Real estate not owned	48	289
Deposits on real estate under option or contract	54,666	51,595
Investments in unconsolidated entities	9,756	11,638
Property and equipment, net	26,726	22,099
Deferred tax asset	69,235	70,404
Prepaids, other assets and goodwill	37,885	39,231
Total assets	$2,129,353	$2,003,361
Liabilities:
Accounts payable	$76,192	$68,018
Accrued liabilities	141,771	166,611
Home sale deposits	23,835	21,996
Liabilities related to real estate not owned	48	289
Senior, convertible senior notes and other borrowings	904,913	905,055
Total liabilities	1,146,759	1,161,969
Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,114,486 and 36,244,071 shares at March 31, 2014 and December 31, 2013, respectively	391	362
Additional paid-in capital	528,757	412,961
Retained earnings	453,446	428,069
Total stockholders’ equity	982,594	841,392
Total liabilities and stockholders’ equity	$2,129,353	$2,003,361
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Homebuilding:
Home closing revenue	$405,779	$330,710
Land closing revenue	2,566	5,725
Total closing revenue	408,345	336,435
Cost of home closings	(313,180)	(266,350)
Cost of land closings	(3,593)	(5,550)
Total cost of closings	(316,773)	(271,900)
Home closing gross profit	92,599	64,360
Land closing gross (loss)/profit	(1,027)	175
Total closing gross profit	91,572	64,535
Financial Services:
Revenue	1,899	842
Expense	(1,075)	(573)
Earnings from financial services unconsolidated entities and other, net	2,201	2,787
Financial services profit	3,025	3,056
Commissions and other sales costs	(30,934)	(25,879)
General and administrative expenses	(21,671)	(19,724)
Loss from other unconsolidated entities, net	(169)	(155)
Interest expense	(2,713)	(5,128)
Other income, net	648	470
Loss on early extinguishment of debt	—	(700)
Earnings before income taxes	39,758	16,475
Provision for income taxes	(14,381)	(4,434)
Net earnings	$25,377	$12,041
Earnings per common share:
Basic	$0.66	$0.34
Diluted	$0.62	$0.32
Weighted average number of shares:
Basic	38,687	35,798
Diluted	41,308	38,440

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$25,377	$12,041
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	2,513	2,158
Stock-based compensation	2,411	1,844
Loss on early extinguishment of debt	—	700
Equity in earnings from unconsolidated entities	(2,032)	(2,632)
Excess income tax benefit from stock-based awards	—	(464)
Distributions of earnings from unconsolidated entities	3,955	3,722
Other	1,843	3,632
Changes in assets and liabilities:
Increase in real estate	(134,807)	(38,876)
(Increase)/decrease in deposits on real estate under option or contract	(3,071)	3,030
Increase in receivables and prepaid expenses and other assets	(13,998)	(5,312)
(Decrease)/increase in accounts payable and accrued liabilities	(15,697)	14,671
Increase in home sale deposits	1,839	5,367
Net cash used in operating activities	(131,667)	(119)
Cash flows from investing activities:
Purchases of property and equipment	(6,995)	(2,704)
Maturities of investments and securities	47,533	43,999
Payments to purchase investments and securities	(35,514)	(46,826)
Other	49	79
Net cash provided by/(used in) investing activities	5,073	(5,452)
Cash flows from financing activities:
Repayment of senior subordinated notes	—	(17,264)
Proceeds from issuance of senior notes	—	175,000
Proceeds from issuance of common stock, net	110,432	—
Other	2,982	2,399
Net cash provided by financing activities	113,414	160,135
Net (decrease)/increase in cash and cash equivalents	(13,180)	154,564
Cash and cash equivalents at beginning of period	274,136	170,457
Cash and cash equivalents at end of period	$260,956	$325,021
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we operate under the Phillips Builders brand. We also operate as Monterey Homes in some markets. At March 31, 2014, we were actively selling homes in 189 communities, with base prices ranging from approximately $130,000 to $1,000,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $32.1 million and $26.4 million are included in cash and cash equivalents at March 31, 2014 and December 31, 2013, respectively. Included in our cash and cash equivalents balance as of March 31, 2014 and December 31, 2013 are $11.3 million and $68.3 million, respectively, of money market funds that are invested in short term (three months or less) U.S. government securities.
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
All of our land inventory and related real estate assets are reviewed for recoverability, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is conducted if indicators of a decline in value of our land and real estate assets exist. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.
Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under contract or option until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $54.7 million and $51.6 million as of March 31, 2014 and December 31, 2013, respectively.
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

	At March 31, 2014		At December 31, 2013
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Surety Bonds:
Surety bonds related to joint ventures	$87	$87	$87	$87
Surety bonds related to owned projects and lots under contract	216,599	88,650	191,742	86,115
Total surety bonds	$216,686	$88,737	$191,829	$86,202
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$1,685	N/A	$1,685	N/A
LOCs for land development	29,413	N/A	35,883	N/A
LOCs for general corporate operations	4,500	N/A	4,500	N/A
Total LOCs	$35,598	N/A	$42,068	N/A
Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At March 31, 2014	At December 31, 2013
Accruals related to real-estate development and construction activities	$30,900	$29,992
Payroll and other benefits	19,256	36,232
Accrued taxes	16,451	22,902
Warranty reserves	21,482	21,971
Legal reserves	17,181	16,463
Real-estate notes payable (1)	16,109	15,993
Other accruals	20,392	23,058
Total	$141,771	$166,611
(1)     Reflects balance of non-recourse notes payable obtained in connection with land purchases.
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first year after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we estimate these reserves for the structural warranty based on the number of homes still under warranty and historical warranty data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience may not be sufficient to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$21,971	$22,064
Additions to reserve from new home deliveries	2,276	2,071
Warranty claims	(2,765)	(2,751)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$21,482	$21,384
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

Recently Issued Accounting Pronouncements. In April 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, Liabilities ("ASU 2013-04"), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 was effective for us beginning January 1, 2014. The adoption of ASU 2013-04 did not have an effect on our consolidated financial statements or disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for us on January 1, 2015, with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We do not anticipate the adoption of ASU 2014-08 will have a material effect on our consolidated financial statements or disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At March 31, 2014	At December 31, 2013
Homes under contract under construction (1)	$313,527	$262,633
Unsold homes, completed and under construction (1)	165,813	147,889
Model homes (1)	84,973	81,541
Finished home sites and home sites under development	874,760	813,135
Land held for development (2)	50,811	52,100
Land held for sale	24,548	19,112
Communities in mothball status (3)	23,786	28,889
	$1,538,218	$1,405,299

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

(3)
Represents communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball status. As of March 31, 2014, we had four mothballed communities with a carrying value of $21.0 million in our West Region and one mothballed community with a carrying value of $2.8 million in our Central Region. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are also expensed as incurred.

In the latter part of 2011, we announced our intent to wind-down operations in the Las Vegas, Nevada market. We do not have any remaining operations in Nevada as of March 31, 2014; however, we still own 174 lots that we are marketing for sale. The carrying value of those lots was $10.1 million as of March 31, 2014.
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

A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Capitalized interest, beginning of period	$32,992	$21,600
Interest incurred	14,256	12,726
Interest expensed	(2,713)	(5,128)
Interest amortized to cost of home and land closings	(5,834)	(5,000)
Capitalized interest, end of period (1)	$38,701	$24,198

(1)
Approximately $511,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of March 31, 2014 and December 31, 2013.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of our normal course of business. These purchase and option agreements enable us to acquire land at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce the financial risk associated with land acquisitions and holdings and allow us to better maximize our liquidity.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into purchase or option agreements to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all purchase and option agreements for land to determine whether they are a VIE. ASC 810, Consolidations, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” Historically, such consolidations have been immaterial to our financial statements, and the liabilities related to consolidated VIEs are excluded from our debt covenant calculations.
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
The table below presents a summary of our lots under option or contract at March 31, 2014 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/Earnest Money Deposits Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	2	$48	$—
Option contracts not recorded on balance sheet - non-refundable deposits, committed (1)	4,287	354,573	37,100
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,122	79,566	13,702
Purchase contracts not recorded on balance sheet — refundable deposits, committed	501	25,127	1,220
Total committed (on and off balance sheet)	6,912	459,314	52,022
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	4,552	106,964	2,644
Total lots under contract or option	11,464	$566,278	$54,666
Total option contracts not recorded on balance sheet (3)	11,462	$566,230	$54,666	(4)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance option contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item "Deposits on real estate under option or contract" as of March 31, 2014.
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

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view them as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of March 31, 2014, we had two active equity-method land development ventures.
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
In connection with our land development joint ventures, we may also provide certain types of guarantees to lenders financing the joint ventures. These guarantees can be classified into two categories: Repayment Guarantees and Completion Guarantees, described in more detail below. Additionally, we have classified separately a guarantee related to our minority ownership in the South Edge joint venture, as there is pending litigation with the venture’s lender group and other venture partners regarding that guarantee.

(In thousands)	At March 31, 2014	At December 31, 2013
Repayment guarantees	$—	$—
Completion guarantees (1)	—	—
South Edge guarantee (2)	13,243	13,243
Total guarantees	$13,243	$13,243

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
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of March 31, 2014 and December 31, 2013 is presented in the table above (excluding any potential recoveries from the joint venture’s land assets).

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
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. Upon the occurrence of specific events, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual represents the portion of the total joint venture obligation related to our relative ownership percentage. Except as noted above and in Note 13 to these unaudited consolidated financial statements, as of March 31, 2014 and December 31, 2013, we did not have any such reserves.
We also participate in one mortgage joint venture and are currently winding down operations in our last remaining title business joint venture. The mortgage joint venture is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. The wind-down of the title joint venture is in conjunction with the continued roll out of Carefree Title operations, as discussed earlier. Our investments in mortgage and title joint ventures as of March 31, 2014 and December 31, 2013 were $1.2 million and $2.9 million, respectively.
The joint venture financial information below represent the most recent information available to us.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At March 31, 2014	At December 31, 2013
Assets:
Cash	$3,986	$7,299
Real estate	34,966	34,949
Other assets	1,782	3,067
Total assets	$40,734	$45,315
Liabilities and equity:
Accounts payable and other liabilities	$3,188	$2,889
Notes and mortgages payable	13,453	13,453
Equity of:
Meritage (1)	7,817	10,332
Other	16,276	18,641
Total liabilities and equity	$40,734	$45,315

	Three Months Ended March 31,
	2014	2013
Revenue	$5,309	$6,404
Costs and expenses	(2,753)	(2,377)
Net earnings of unconsolidated entities	$2,556	$4,027
Meritage’s share of pre-tax earnings (1)(2)	$2,032	$2,634

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) income deferrals as discussed in Note (2) below and (iv) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses.

(2)
Our share of pre-tax earnings is recorded in “Earnings from financial services unconsolidated entities and other, net” and “Loss from other unconsolidated entities, net” on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our investments in unconsolidated entities include $0.6 million at both March 31, 2014 and December 31, 2013, related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture’s equity. These amounts are amortized as the assets of the respective joint ventures are sold. No amortization was recorded for these assets in the three months ended March 31, 2014 with a de minimus amount of amortization recorded for the same period in 2013.
The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, one mortgage venture and various inactive ventures in which we have a total investment of $9.8 million. As of March 31, 2014, we believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.
NOTE 5 — SENIOR, CONVERTIBLE SENIOR NOTES AND OTHER BORROWINGS

Senior, convertible senior notes and other borrowings consist of the following (in thousands):

	At March 31, 2014	At December 31, 2013
4.50% senior notes due 2018	175,000	175,000
7.15% senior notes due 2020. At March 31, 2014 and December 31, 2013 there was approximately $3,413 and $3,555 in net unamortized premium, respectively	303,413	303,555
7.00% senior notes due 2022	300,000	300,000
1.875% convertible senior notes due 2032	126,500	126,500
$200 million unsecured revolving credit facility	—	—
	$904,913	$905,055
The indentures for our 4.50%, 7.15% and 7.00% senior notes (collectively, "the senior notes") contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. Our convertible senior notes do not have any financial covenants.

Borrowings under our unsecured revolving credit facility ("the Credit Facility") are subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. No amounts were drawn under the Credit Facility as of March 31, 2014 or December 31, 2013 or at any time during the first quarter of 2014. As of March 31, 2014, we had outstanding letters of credit totaling $35.6 million, leaving $164.4 million under the Credit Facility available to be drawn.

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

		March 31, 2014		December 31, 2013
	Hierarchy	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	Level 2	$175,000	$179,375	$175,000	$174,125
7.15% senior notes	Level 2	$300,000	$334,500	$300,000	$325,500
7.00% senior notes	Level 2	$300,000	$330,750	$300,000	$318,750
1.875% convertible senior notes	Level 2	$126,500	$133,774	$126,500	$142,154
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 7 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic weighted average number of shares outstanding	38,687	35,798
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176
Stock options and unvested restricted stock	445	466
Diluted weighted average shares outstanding	41,308	38,440

Net earnings as reported	$25,377	$12,041
Interest attributable to convertible senior notes, net of income taxes	379	365
Net earnings for diluted earnings per share	$25,756	12,406
Basic earnings per share	$0.66	$0.34
Diluted earnings per share (1)	$0.62	$0.32
Antidilutive stock options not included in the calculation of diluted income per share	—	271

(1)	In accordance with ASC Subtopic 260-10, Earnings Per Share, we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 8 — STOCKHOLDERS’ EQUITY
A summary of changes in shareholders’ equity is presented below:

	Three Months Ended March 31, 2014
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2013	36,244	$362	$412,961	$428,069	$841,392
Net earnings	—	—	—	25,377	25,377
Exercise/vesting of equity awards	340	4	703	—	707
Excess income tax benefit from stock-based awards	—	—	2,275	—	2,275
Equity award compensation expense	—	—	2,411	—	2,411
Issuance of stock (1)	2,530	25	110,407	—	110,432
Balance at March 31, 2014	39,114	$391	$528,757	$453,446	$982,594

	Three Months Ended March 31, 2013
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2012	35,613	$356	$390,249	$303,605	$694,210
Net earnings	—	—	—	12,041	12,041
Exercise/vesting of equity awards	397	4	3,074	—	3,078
Excess income tax benefit from stock-based awards	—	—	464	—	464
Equity award compensation expense	—	—	1,844	—	1,844
Balance at March 31, 2013	36,010	$360	$395,631	$315,646	$711,637
(1) In January 2014, we issued 2,530,000 shares of common stock in a secondary public offering, par value $0.01 per share, at a price of $45.75 per share.

NOTE 9 — STOCK-BASED COMPENSATION
We have a stock compensation plan, the 2006 Stock Option Plan (the “Plan”), that was adopted in 2006, and superseded a prior stock compensation plan, and which has been amended from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 8,950,000 shares of common stock, of which 435,921 shares remain available for grant at March 31, 2014. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are typically granted with a five-year ratable vesting period. Non-vested stock awards and performance-based awards granted to our executive management team and our Board of Directors are typically granted with a three-year cliff vesting. We have not granted any stock option awards since 2009.
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
Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense	$2,411	$1,844
Non-vested shares granted	355,283	332,100
Performance-based non-vested shares granted	52,083	62,500
Stock options exercised	40,245	122,273
Restricted stock awards vested (includes performance-based awards)	300,170	274,600
The following table includes additional information regarding the Plan (dollars in thousands):

	As of
	March 31, 2014	December 31, 2013
Unrecognized stock-based compensation cost	$29,989	$17,385
Weighted average years remaining vesting period	2.90	2.18
Total equity awards outstanding (1)	1,357,101	1,317,710

(1)    Includes vested and unvested options outstanding and unvested restricted stock awards.
NOTE 10 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Federal	$12,882	$3,775
State, net of federal benefit	1,499	659
Total	$14,381	$4,434
The effective tax rate for the three months ended March 31, 2014 and March 31, 2013, is 36.2% and 26.9%, respectively, and reflects the homebuilder manufacturing deduction in 2014, and the benefit of energy tax credits and a partial reversal of the state valuation allowance on our deferred tax assets during 2013.

At March 31, 2014 and December 31, 2013, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
In accordance with ASC 740-10, Income Taxes, we determine our net deferred tax assets by taxing jurisdiction. We evaluate our net deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, a company's experience with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives.
We recorded a full valuation allowance against all of our net deferred tax assets and NOL carryovers during 2008 due to economic conditions and the weight of negative evidence at that time. During 2012 and 2013, we evaluated the weight of the evidence by each jurisdiction and determined that the positive evidence exceeded the negative evidence in all jurisdictions. The valuation allowances were accordingly reversed during 2012 and 2013. At March 31, 2014 and December 31, 2013, we no longer have a valuation allowance against any of our deferred tax assets and state NOL carryovers.
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At March 31, 2014, we had no federal NOL carryforward benefit and no federal tax credit carryforwards and net tax benefits for state NOL carryforwards of $11.5 million that expire at various times from 2014 to 2031 depending on the state jurisdiction.
At March 31, 2014, we have income taxes payable of $11.8 million, which primarily consists of current federal and state tax accruals as well as tax and interest amounts that we expect to pay within one year for amending prior-year tax returns. This amount is recorded in accrued liabilities in the accompanying balance sheet as of March 31, 2014.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2009. We are not subject to any federal income tax examinations at this time. One state income tax examination is pending at this time.
The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of March 31, 2014, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (the “Act”), which the President signed into law on January 2, 2013. The Act extended certain tax provisions which had a retroactive effect on 2012. Among other things, the Act extended for two years the availability of a business tax credit under IRC §45L for building new energy efficient homes, which originally was set to expire at the end of 2011. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax benefit of approximately $1.7 million in 2013 related to the extension of the IRC §45L tax credit for the qualifying new energy efficient homes that we closed in 2012. Additional IRC §45L credits for qualifying homes sold in 2013 produced a net benefit of $2.0 million. At this time, Congress has not extended the benefit of §45L beyond 2013.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31, 2014
	2014	2013
Cash paid during the period for:
Interest, net of interest capitalized	$4,081	$6,349
Income taxes	$17,190	$2
Non-cash operating activities:
Real estate not owned	$(241)	$—
Real estate acquired through notes payable	$116	—
NOTE 12 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have seven homebuilding operating segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer services. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics and geographical proximity. Our current reportable homebuilding segments are as follows:
West:       Arizona, California and Colorado (1)
Central:  Texas
East:       Florida, the Carolinas and Tennessee

(1)    Activity for our wind-down Nevada operations is reflected in the West Region's results.
Management's evaluation of homebuilding segment performance is based on segment operating income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment. Each reportable segment follows the same accounting policies described in our 2013 Form 10-K in Note 1, “Business and Summary of Significant Accounting Policies.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented. The following segment information is in thousands:

	Three Months Ended March 31,
	2014	2013
Homebuilding revenue (1):
West	$192,681	$189,205
Central	119,715	90,789
East	95,949	56,441
Consolidated total	$408,345	$336,435
Homebuilding segment operating income:
West	$24,810	$19,163
Central	9,469	2,380
East	10,664	3,236
Total homebuilding segment operating income	44,943	24,779
Financial services profit	3,025	3,056
Corporate and unallocated (2)	(5,976)	(5,847)
Loss from other unconsolidated entities, net	(169)	(155)
Interest expense	(2,713)	(5,128)
Other income, net	648	470
Loss on early extinguishment of debt	—	(700)
Earnings before income taxes	$39,758	$16,475

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended March 31,
	2014	2013
Land closing revenue:
West	$1,050	$5,641
Central	1,516	84
East	—	—
Consolidated total	$2,566	$5,725

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At March 31, 2014
	West	Central	East	Financial Services	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$21,132	$19,602	$13,932	$—	$—	$54,666
Real estate	861,229	412,153	264,836	—	—	1,538,218
Investments in unconsolidated entities	203	8,634	37	—	882	9,756
Other assets (2)	45,315	182,718	30,398	544	267,738	526,713
Total assets	$927,879	$623,107	$309,203	$544	$268,620	$2,129,353

	At December 31, 2013
	West	Central	East	Financial Services	Corporate and Unallocated (1)	Total
Deposits on real estate under option or contract	$26,415	$12,198	$12,982	$—	$—	$51,595
Real estate	800,288	369,464	235,547	—	—	1,405,299
Investments in unconsolidated entities	204	8,941	50	—	2,443	11,638
Other assets (2)	26,900	165,403	31,372	497	310,657	534,829
Total assets	$853,807	$556,006	$279,951	$497	$313,100	$2,003,361

(1)    Balance consists primarily of corporate assets not allocated to the reporting segments.
(2)    Balance consists primarily of cash and securities and our deferred tax asset.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. As of March 31, 2014, we have reserved approximately $17.2 million related to non-warranty related litigation and asserted claims, which includes reserves for the Joint Venture Litigation discussed below. In addition, our $21.5 million warranty reserve includes accruals for all construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.

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
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for pre-judgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, which is currently pending. On July 17, 2013 we posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment, which was approved by the Court on July 17, 2013. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. On February 14, 2014 the Court awarded JP Morgan an additional $877,241 for pre-judgment attorneys’ fees.  Meritage has appealed this Judgment as well, and per stipulation of the parties, has posted an amended bond in the total amount of $16,930,477, covering both judgments. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the rulings. In addition, we believe that the four above-named builders are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the repayment guarantee.
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
Overview and Outlook

Most housing markets continued to benefit from generally favorable conditions in the first quarter of 2014, with relatively low inventories of homes available for sale and steady housing demand. While sales pace moderated over the past several quarters and overall housing affordability has declined somewhat, we are still benefiting from high customer interest and traffic in our communities that translate into generally strong orders and sales prices.

We remain focused on strategically positioning ourselves in well-located and highly-desired communities in many of the top real-estate markets in the United States. During the last few quarters, we have placed more emphasis on increasing prices over sales pace in order to maximize our profitability in top producing markets. This has resulted in increasing margins and a corresponding slowdown in orders pace. We believe we successfully differentiate ourselves from our competition by offering a line-up of plans that highlight the benefits of our industry-leading energy efficient homes. We also offer our buyers the ability to personalize their homes and we provide a home warranty, successfully setting us apart from the competition we face with resale homes. Our solid operating and financial results during the first three months of 2014 are reflected in our improved profitability.
Company Actions and Positioning
As the homebuilding market has stabilized, we remain focused on our main goals of growing our orders and revenue, and generating profit while maintaining a strong balance sheet. To help meet these goals we continue to execute on the following initiatives:

•	Strengthening our balance sheet - completed two new senior note issuances in 2013, and extending our earliest debt maturities until 2018;

•	Generating additional working capital and improved liquidity year over year:

◦
Increased the capacity of our unsecured revolving credit facility and eliminated our cash secured letter of credit facilities, transferring all outstanding letters of credit to be supported by our increased credit facility in the fourth quarter of 2013;

◦	Completed an equity offering in January 2014;

•	Increased the percentage of controlled lots through optioned contracts in order to minimize initial cash outlays for land purchases;

•
Continuing to actively acquire and develop lots in markets we deem key to our success in order to maintain and grow our lot supply and active community count; increasing controlled lots by 22.7% year over year;

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

•	Focusing our purchasing efforts to manage cost increases;

•	Striving for excellence in construction; and monitoring our customers' satisfaction as measured by survey scores and working toward improving them based on the results of the surveys.
Additionally, we are continually evaluating opportunities for expansion into new markets that indicate positive long-term growth trends. We are looking to redeploy our capital into projects both within our geographic footprint and through entry into new markets. Most recently, in connection with these efforts, we entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders in August 2013. With this acquisition, we acquired approximately 500 lots. We also continue to acquire lot positions through option contracts, more specifically through land banking arrangements that have become more available recently and that allow us to leverage our balance sheet by securing additional land through limited initial cash outlays. (See Note 3 to the unaudited consolidated financial statements for additional information related to option contracts). We are now closed out of the Las Vegas, Nevada market, only providing on-going warranty support for our homeowners.

In the first quarter of 2014, we opened 20 new communities while closing out 19 communities, ending the quarter with 189 active communities. Year over year, our average active community count increased by 15.6%, and we expect active community count to continue to grow at a moderate pace throughout 2014 as we continue to focus on growing our land positions and strategically increasing our active community count in preferred locations.

We also may continue to opportunistically access the capital markets through various debt and equity transactions, providing additional liquidity, extending our debt maturities and strengthening our balance sheet. During 2013, we also took steps to strengthen our balance sheet and extend debt maturities through three capital transactions. In March 2013, we concurrently issued $175.0 million of 4.50% senior notes due 2018 and redeemed all of our $99.8 million senior subordinated notes due 2017, extending our earliest debt maturities to 2018. During the fourth quarter of 2013, we completed a $100 million add-on debt issuance to our existing 7.15% senior notes due 2020. In addition, we increased the capacity of our unsecured revolving credit facility to $200 million during the fourth quarter of 2013 to provide additional liquidity. Finally, in the first quarter of 2014 we further strengthened our balance sheet by raising $110.4 million, net of offering costs, in a public offering. (See Note 5 to the accompanying unaudited consolidated financial statements for further discussion regarding our debt and equity transactions).
Summary Company Results
Along with most of the homebuilding industry, we began 2014 with a solid start, with year-over-year gains in home closing revenue and net earnings of 22.7% and 110.8%, respectively, over the first quarter of 2013. We believe these positive trends are attributable to our focus on community placement, coupled with our Meritage Green energy efficiency product offerings that appeal to homebuyers, as well as positive general and economic conditions.
In the first quarter of 2014, we experienced improvements in many of our key operating and financial metrics. We recorded 1,109 closings and $405.8 million in associated revenue, reflecting a moderate 5.4% rise in closing units and a 16.4% increase in averages sales prices over the first quarter of 2013. We experienced nearly flat home orders year over year with 1,525 and 1,547 orders in the first three months of 2014 and 2013, respectively. Our average orders pace was 8.1 units per month in the first three months of 2014 as compared to 9.5 for the same period in 2013. The slow-down in orders pace, to some extent, reflects the effect that recent interest rate and home price increases have had on consumers as they adjust to the recovering market, as well as general slowing in specific markets. Individual markets have responded to the changes in the real estate environment differently, but to date we have continued to experience growth in demand in both our Central and East Regions that has nearly offset the moderated pace in the West Region.
Through our efforts of focusing on maximizing profitability, we recorded a significant increase year-over year in home closing gross margin during the three months ended March 31, 2014, up from 19.5% in 2013 to 22.8%. Our higher gross margins stem largely from the higher average sales prices we generated from orders in the latter half of 2013. We believe that the current housing environment still has room for growth, although comparative positive trends are and will continue to be difficult as we began experiencing notable and sustained improvement throughout all of 2013. Accordingly, we anticipate the comparative results in units, average sales prices and margins to be more tempered as we progress further into the homebuilding recovery.
The $75.1 million increase in home closing revenue is primarily driven by the $51,500 or 16.4% increase in average sales price as well as the 57 additional closing units for the three months ended March 31, 2014 as compared to the same period in the prior year. The increased average sales prices for homes closed were realized in every state in which we operate. We reported net earnings of $25.4 million for the three months ended March 31, 2014, as compared to $12.0 million for the same period in 2013, highlighting our ability to leverage the higher average sales prices we earned. While direct costs have increased year over year, we continue to remain focused on cost containment. We expect improving revenue and profitability for the remainder of the year, as indicated by our 25.0% and 15.4% higher ending backlog dollars and units, respectively, although the continuing growth in margins is not expected to sustain as we are starting to experience slowing in certain markets.
At March 31, 2014, our backlog of $835.9 million reflects an increase of $167.0 million, when compared to backlog at March 31, 2013. The improvement is largely the result of increased sales prices on orders for the first three months of 2014, as well as the higher beginning backlog year over year. In the first quarter of 2014, we maintained a low cancellation rate on home orders at 13% of gross orders, as compared to 11% in the first quarter of 2013, both of which were below our historical averages.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate and warranty reserves. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2014 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2013 Annual Report on Form 10-K.

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
Home Closing Revenue

	Three Months Ended March 31,		Quarter over Quarter
	2014	2013	Chg $	Chg %
Total
Dollars	$405,779	$330,710	$75,069	22.7%
Homes closed	1,109	1,052	57	5.4%
Avg sales price	$365.9	$314.4	$51.5	16.4%
West Region
Arizona
Dollars	$71,782	$57,149	$14,633	25.6%
Homes closed	211	192	19	9.9%
Avg sales price	$340.2	$297.7	$42.5	14.3%
California
Dollars	$79,927	$90,642	$(10,715)	(11.8)%
Homes closed	165	228	(63)	(27.6)%
Avg sales price	$484.4	$397.6	$86.8	21.8%
Colorado
Dollars	$39,922	$32,204	$7,718	24.0%
Homes closed	89	94	(5)	(5.3)%
Avg sales price	$448.6	$342.6	$106.0	30.9%
Nevada
Dollars	N/A	$3,569	N/M	N/M
Homes closed	N/A	16	N/M	N/M
Avg sales price	N/A	$223.1	N/M	N/M
West Region Totals
Dollars	$191,631	$183,564	$8,067	4.4%
Homes closed	465	530	(65)	(12.3)%
Avg sales price	$412.1	$346.3	$65.8	19.0%
Central Region - Texas
Central Region Totals
Dollars	$118,199	$90,705	$27,494	30.3%
Homes closed	403	354	49	13.8%
Avg sales price	$293.3	$256.2	$37.1	14.5%
East Region
Carolinas
Dollars	$22,579	$14,215	$8,364	58.8%
Homes closed	55	40	15	37.5%
Avg sales price	$410.5	$355.4	$55.1	15.5%
Florida
Dollars	$67,098	42,226	$24,872	58.9%
Homes closed	163	128	35	27.3%
Avg sales price	$411.6	329.9	$81.7	24.8%
Tennessee
Dollars	$6,272	N/A	N/M	N/M
Homes closed	23	N/A	N/M	N/M
Avg sales price	$272.7	N/A	N/M	N/M
East Region Totals
Dollars	$95,949	$56,441	$39,508	70.0%
Homes closed	241	168	73	43.5%
Avg sales price	$398.1	$336.0	$62.1	18.5%

Home Orders (1)

	Three Months Ended March 31,		Quarter over Quarter
	2014	2013	Chg $	Chg %
Total
Dollars	$555,040	$520,403	$34,637	6.7%
Homes ordered	1,525	1,547	(22)	(1.4)%
Avg sales price	$364.0	$336.4	$27.6	8.2%
West Region
Arizona
Dollars	$75,647	$97,708	$(22,061)	(22.6)%
Homes ordered	228	318	(90)	(28.3)%
Avg sales price	$331.8	$307.3	$24.5	8.0%
California
Dollars	$120,052	$133,631	$(13,579)	(10.2)%
Homes ordered	237	314	(77)	(24.5)%
Avg sales price	$506.5	$425.6	$80.9	19.0%
Colorado
Dollars	$54,758	$56,795	$(2,037)	(3.6)%
Homes ordered	124	141	(17)	(12.1)%
Avg sales price	$441.6	$402.8	$38.8	9.6%
Nevada
Dollars	N/A	$5,506	N/M	N/M
Homes ordered	N/A	23	N/M	N/M
Avg sales price	N/A	$239.4	N/M	N/M
West Region Totals
Dollars	$250,457	$293,640	$(43,183)	(14.7)%
Homes ordered	589	796	(207)	(26.0)%
Avg sales price	$425.2	$368.9	$56.3	15.3%
Central Region - Texas
Central Region Totals
Dollars	$192,231	$131,130	$61,101	46.6%
Homes ordered	634	503	131	26.0%
Avg sales price	$303.2	$260.7	$42.5	16.3%
East Region
Carolinas
Dollars	$34,019	$26,886	$7,133	26.5%
Homes ordered	81	69	12	17.4%
Avg sales price	$420.0	$389.7	$30.3	7.8%
Florida
Dollars	$64,616	$68,747	$(4,131)	(6.0)%
Homes ordered	173	179	(6)	(3.4)%
Avg sales price	$373.5	$384.1	$(10.6)	(2.8)%
Tennessee
Dollars	$13,717	N/A	N/M	N/M
Homes ordered	48	N/A	N/M	N/M
Avg sales price	$285.8	N/A	N/M	N/M
East Region Totals
Dollars	$112,352	$95,633	$16,719	17.5%
Homes ordered	302	248	54	21.8%
Avg sales price	$372.0	$385.6	$(13.6)	(3.5)%

(1)
Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2014		2013
	Beginning	Ending	Beginning	Ending
Active Communities
Total	188	189	158	168
West Region
Arizona	40	41	38	40
California	22	17	17	15
Colorado	14	13	12	11
Nevada	—	—	1	—
West Region Total	76	71	68	66
Central Region - Texas	70	77	65	69
Central Region Total	70	77	65	69
East Region
Carolinas	17	18	7	11
Florida	20	17	18	22
Tennessee	5	6	—	—
East Region Total	42	41	25	33

	Three Months Ended March 31,
Cancellation Rates (1)	2014	2013
Total	13%	11%
West Region
Arizona	13%	8%
California	15%	10%
Colorado	13%	7%
Nevada	N/A	8%
West Region Total	14%	9%
Central Region - Texas	14%	16%
Central Region Total	14%	16%
East Region
Carolinas	10%	6%
Florida	10%	11%
Tennessee	2%	N/A
East Region Total	9%	9%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross order units for the same period.

Order Backlog (1)

	At March 31, 2014		Year over Year
	2014	2013	Chg $	Chg %
Total
Dollars	$835,933	$668,959	$166,974	25.0%
Homes in backlog	2,269	1,967	302	15.4%
Avg sales price	$368.4	$340.1	$28.3	8.3%
West Region
Arizona
Dollars	$101,104	$121,375	$(20,271)	(16.7)%
Homes in backlog	295	375	(80)	(21.3)%
Avg sales price	$342.7	$323.7	$19.0	5.9%
California
Dollars	$147,588	$167,577	$(19,989)	(11.9)%
Homes in backlog	297	401	(104)	(25.9)%
Avg sales price	$496.9	$417.9	$79.0	18.9%
Colorado
Dollars	$107,220	$74,680	$32,540	43.6%
Homes in backlog	237	189	48	25.4%
Avg sales price	$452.4	$395.1	$57.3	14.5%
Nevada
Dollars	N/A	$5,042	N/M	N/M
Homes in backlog	N/A	21	N/M	N/M
Avg sales price	N/A	$240.1	N/M	N/M
West Region Totals
Dollars	$355,912	$368,674	$(12,762)	(3.5)%
Homes in backlog	829	986	(157)	(15.9)%
Avg sales price	$429.3	$373.9	$55.4	14.8%
Central Region - Texas
Central Region Totals
Dollars	$319,687	$172,742	$146,945	85.1%
Homes in backlog	1,023	649	374	57.6%
Avg sales price	$312.5	$266.2	$46.3	17.4%
East Region
Carolinas
Dollars	$54,658	$30,012	$24,646	82.1%
Homes in backlog	134	78	56	71.8%
Avg sales price	$407.9	$384.8	$23.1	6.0%
Florida
Dollars	$86,790	$97,531	$(10,741)	(11.0)%
Homes in backlog	218	254	(36)	(14.2)%
Avg sales price	$398.1	$384.0	$14.1	3.7%
Tennessee
Dollars	$18,886	N/A	N/M	N/M
Homes in backlog	65	N/A	N/M	N/M
Avg sales price	$290.6	N/A	N/M	N/M
East Region Totals
Dollars	$160,334	$127,543	$32,791	25.7%
Homes in backlog	417	332	85	25.6%
Avg sales price	$384.5	$384.2	$0.3	0.1%

(1)	Our backlog represented net orders that have not yet closed.

Operating Results
Companywide. Home closings revenue for the three months ended March 31, 2014 increased 22.7% to $405.8 million on 1,109 units when compared to the prior year, due to a 57-unit increase in units closed and a $51,500 increase in average closing price. Home orders units dipped slightly to 1,525 units for the quarter ended March 31, 2014 as compared to 1,547 units in the 2013 period, offset by an increased average sales price of $27,600, or 8.2%. The results year over year for orders were difficult comparatively, as 2013 results were particularly strong with 68.8% and 35.2% increases over 2012 in order dollars and units, respectively. Sales pace of orders per average active community dropped to 8.1 versus 9.5 in 2013, as consumers continue to adjust to higher interest rates and rising prices. The sales pace decline further reflects our focus on asset maximization over absorptions pace. Our active community count increased to 189 communities as of March 31, 2014 as compared to 168 at March 31, 2013. The results for the three months ended March 31, 2014 generated a 302-unit, or 15.4%, increase in our ending backlog with 2,269 homes as compared to 1,967 homes at March 31, 2013. Additionally, the value of orders in backlog at March 31, 2014 increased 25.0% due to a $28,300 or 8.3% improvement in average sales price versus the same period a year ago.
West. In the three months ended March 31, 2014, home closings decreased to 465 units, a drop of 12.3% or 65 units over prior year, offset by an average sales price increases of 19.0%, ending the 2014 period with closings generating a value of $191.6 million, an increase of 4.4% from 2013. Despite the increase in actively selling communities during the first quarter of 2014, the Region had a 207-unit decrease in orders partially offset by a $56,300 increase in average sales price, resulting in a net decrease in order dollar value of $43.2 million. The increase in average sales price is a result of our community locations with higher-priced homes that have also had successive periods of price increases due to strong buyer demand, although demand in certain markets has softened as evidenced by the decrease in units. These results led to ending backlog in the Region valued at $355.9 million on 829 units, a $12.8 million or 3.5% decrease over the same period in the prior year. The first quarter year-over-year comparisons are largely the result of demand leveling out from buyers adjusting to the new homebuilding market trends. The first quarter of 2013 for the West region boasted the best growth in the Company, providing an exceedingly difficult comparative base for 2014 results.

Our orders per average active community in the Region maintained a healthy pace of 8.0 units, although that does represent a decrease of 32.8% over the prior year, largely due to the exceptional and unsustainable demand the California market experienced in 2013. California orders pace did decline from 2013, although it is still performing at the highest pace in of all of our markets with 12.2 orders per average community. We plan to continue to tap into the strong demand the California market is generating by strategically increasing our active community count in both Northern and Southern California throughout the year. While demand is still good, orders in Arizona have moderated in recent quarters and home prices there have begun to moderate accordingly. Our orders pace in Arizona was noticeably softer throughout the first quarter declining 31.7% compared to the first quarter of 2013. An 8.0% increase in our average sales price offset some of that decline. We still believe the fundamentals in the Arizona market are strong in the long-run, but we expect our ability to initiate price increases to be impacted short-term while buyers are adjusting to the current environment. Colorado’s demand also dipped slightly in the first three months of 2014 as compared to the prior year, although the continued growth in average sales prices nearly offset the slight decline in units. We believe that the severe weather the Denver area experienced in the first three months of 2014 impacted demand, contributing to the year-over-year decline. Colorado’s contribution to overall results in the Region increased to 21.1% of total order volume helping to drive the overall average sales price growth the Region continues to experience.

As previously discussed, we wound down our operations in Nevada and the only business we are currently conducting in Nevada is servicing warranty calls for our existing homeowners. We closed our final home there in the third quarter of 2013.
Central. The Central Region, made up of our Texas markets, closed 403 units totaling $118.2 million in revenues in the three months ended March 31, 2014, 13.8% and 30.3% increases in units and dollars, respectively, as compared to those reported in the same period in 2013. The Region also experienced a 26.0% increase in orders to 634 units as compared to 503 units for the same period a year ago. The orders increases were achieved mainly due to a 9.7% growth in our active community count to 77 at March 31, 2014 versus 69 at March 31, 2013 and by our 14.7% increase in orders per average community over the prior year. The Central Region's increase in orders in the three months ended March 31, 2014, aided by a $42,500 average sales price increase, contributed to a higher-ending backlog value of $319.7 million, an increase of $146.9 million or 85.1% as compared to the same period a year ago. Community placement, more actively selling communities and our energy efficient product offering are largely credited for the year-over-year gains.
East. Our East Region led the Company in year-over-year revenue growth, generating 241 closings with $95.9 million of home revenue in the first quarter of 2014, 43.5% and 70.0% increases, respectively, from the same period in 2013. The Region also reported higher results in orders year over year generating $16.7 million of additional order dollars, due to a 21.8% increase in units, slightly offset by a $13,600 or 3.5% decrease in average sales from 2013. This is attributable to a moderate drop in average sales prices in Florida of 2.8% and, to a larger extent, our new operations in Nashville, where average sales prices are generally lower than the other markets in the East Region, as Tennessee contributed 15.9% of the Region's orders. Consistent with the rest of our markets, sales pace in the Region decreased year over year, although with a 43.1% increase in number of average selling communities, primarily from its new and start-up markets, the Region ended the quarter with an 85-unit and $32.8 million increase in ending backlog, 25.6% and 25.7% gains, respectively. The Florida market was the largest contributor to the Region's results, although operations in the Carolinas contributed 55 units, or $22.6 million in closings and 81 units, or $34.0 million, in order volume from 18 average actively-selling communities during the first quarter of 2014. Tennessee operations contributed 23 closings valued at $6.3 million and 48 orders, ending the quarter with 65 units in backlog valued at $18.9 million.

The steady performance in this Region is a testament to our commitment of expanding our geographical footprint through entry into highly sought-after markets and strategic community positioning efforts with strong buyer demand. We expect our footprint in this Region to continue to grow as we are working to increase our number of actively selling communities.

Land Closing Revenue and Gross Profit
From time to time, we sell certain land parcels to other homebuilders, developers or investors if we believe the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify or divest our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $2.6 million for the three months ending March 31, 2014, as compared to $5.7 million for the three months ending March 31, 2013.  Gross loss on land sales for the three months ended March 31, 2014 of $1.0 million versus a break-even margin in 2013 is due to the write-downs taken in association with marketing for sale certain Nevada assets as part of our continuing efforts to exit this market.
Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2014		2013
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit
Total	$92,599	22.8%	$64,360	19.5%

West	$47,261	24.7%	$38,628	21.0%

Central	$24,572	20.8%	$15,122	16.7%

East	$20,766	21.6%	$10,610	18.8%

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
Home closing gross profit increased to a margin of 22.8% for the three months ended March 31, 2014, as compared to 19.5% for the three months ended March 31, 2013. The 330-basis-point improvement in home closing gross profit represents our success in maintaining and, in many markets, increasing gross profit due to price increases from orders in the latter part of 2013 offset partially by direct cost increases experienced in the homebuilding industry recently.
West. Our West Region boasted the highest home closing gross margin figures, increasing to 24.7% for the three months ended March 31, 2014 from 21.0% in the same period of 2013. The significant improvement year over year is largely the result of price increases we have been able to implement in many communities due to the desirability of our community locations. Due to the recent softening in some markets in this Region, we expect gross margins to moderate and potentially decrease in the short term.
Central. The Central Region’s 20.8% home closing gross margin for the three months ended March 31, 2014 increased 410 basis points from 16.7% for the same period of 2013. These increases, which we began realizing in the latter part of 2013, are mostly due to strong buyer confidence coupled with our shift in product offering in new and desirable locations that are generating increased demand and higher sales prices leading to greater profitability.

East. The East Region reported home closing gross margins of 21.6% for the three months ended March 31, 2014 as compared to 18.8% for the same period in the prior year. We continue to focus on cost containment measures, opening superior community locations and implementing strategic sales price increases, which collectively have led to the 280-basis-point margin improvement from the first quarter of 2013.
Financial Services Profit

	Three Months Ended
	March 31, 2014
	2014	2013
Financial Services Profit	$3,025	$3,056

Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of pre-tax earnings from mortgage and title joint ventures. A sizeable portion of our financial services profit stems from these mortgage and title joint ventures. We expect Carefree Title to comprise a greater portion of our financial services profit moving forward as it became fully operational in all applicable markets throughout 2013.
Selling, General and Administrative Expenses and Other Expenses

	Three Months Ended
	March 31, 2014
	2014	2013
Commissions and Other Sales Costs
Dollars	$30,934	$25,879
Percent of home closing revenue	7.6%	7.8%
General and Administrative Expenses
Dollars	$21,671	$19,724
Percent of total closing revenue	5.3%	5.9%
Interest Expense
Dollars	$2,713	$5,128
Other Income, Net
Dollars	(648)	(470)
Loss on Early Extinguishment of Debt
Dollars	$—	$700
Provision for Income Taxes
Dollars	$14,381	$4,434

Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. Reflecting higher homebuilding revenues and the significant increase of actively selling communities, commissions and other sales costs increased by $5.1 million for the three months ended March 31, 2014, as compared to the same period in 2013; however, as a percentage of home closing revenue, these costs decreased to 7.6% for the three months ended March 31, 2014 as compared to 7.8% for the 2013 period. The slightly improved ratio in these costs year over year is indicative of our continued focus on containing costs as well as our ability to leverage these costs over our increasing revenue.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased year over year to $21.7 million for the three months ended March 31, 2014 as compared to $19.7 million for the three months ended March 31, 2013. The increases in dollars incurred is mainly due to increased compensation costs driven by additional staffing volumes as well as overhead costs incurred in newer markets, such as Nashville. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels. Due to the increase in revenue and improved operating leverage, these expenses decreased to 5.3% of total revenue for the three months ended March 31, 2014, as compared to 5.9% for the same period in 2013.

Interest Expense
Interest expense is comprised of interest incurred but not capitalized. For the three months ended March 31, 2014, our non-capitalizable interest expense was $2.7 million as compared to $5.1 million for the same period in the prior year. The decrease in expense year over year is a result of a higher amount of assets under development included in our inventory that qualify for interest capitalization.

Other Income, Net
Other income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) payments and awards related to legal settlements. Other income, net, was relatively flat for the three months ended March 31, 2014 at $648,000, as compared to $470,000 for the same period in the prior year.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three months ended March 31, 2013 is attributable to the charges associated with the tender of $16.7 million of our 2017 senior subordinated notes. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the notes. There were no such debt extinguishment charges for the three months ended March 31, 2014.
Income Taxes
During the three months ended March 31, 2014, we reported an effective tax rate of 36.2% compared to 26.9% for the same period in 2013. The lower rate in 2013 is attributable to the benefit of energy tax credits, the homebuilder manufacturing deduction, and a partial reversal of the state valuation allowance on our deferred tax assets during 2013.
Liquidity and Capital Resources
We ended the second quarter with $338.7 million of cash and cash equivalents and investments and securities, a $25.2 million decrease from December 31, 2013. The March 31, 2014 cash is inclusive of the $110.4 million of net proceeds generated from our equity offering in January 2014. Our principal uses of capital for the three months ended March 31, 2014 were operating expenses, home construction and land development, the payment of routine liabilities, and the acquisition of new and strategic lot and land positions. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on generating strong margins in our homebuilding operations and acquiring desirable land positions in order to maintain a healthy balance sheet and keep us poised for growth.

Operating Cash Flow Activities
During the three months ended March 31, 2014 and March 31, 2013, net cash used in operations totaled $131.7 million and $0.1 million, respectively. The first three months of 2014 results benefited from cash generated by the $25.4 million in net income, offset by the $134.8 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction and the $15.7 million decrease in accounts payable and accrued liabilities. Home inventory spending was higher in the first three months of 2014 as we are starting a higher number of spec homes in order to have an adequate supply of quick move-in homes available for the spring selling season. The increased land and land development spending is the result of buying more unfinished or partially finished lots as well as our strategic increases in land spending in order to have a supply of land to grow our active community count.
The near break-even of operating cash flows in the first three months of 2013 was primarily driven by the $12.0 million in net income and the $14.7 million increase in accounts payable and accrued liabilities offset by the $38.9 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction.
Investing Cash Flow Activities
During the three months ended March 31, 2014, net cash provided by investing activities totaled $5.1 million as compared to net cash used in investing activities of $5.5 million for the same period in 2013. Cash provided by investing activities in the first three months of 2014 is mainly attributable to the difference between the $47.5 million in maturities and $35.5 million in purchases of new investments and securities comprised of treasury securities and treasury-backed investments coupled with cash outlays related to purchases of property and equipment of $7.0 million.

Net cash provided by investing activities in the first three months of 2013 primarily related to the maturities and purchases of investments and securities of $44.0 million and $46.8 million, respectively.
Financing Cash Flow Activities
During the three months ended March 31, 2014, net cash provided by financing activities totaled $113.4 million as compared to $160.1 million for the same period in 2013. The net increase in financing cash in the three months ended March 31, 2014 is primarily the net result of proceeds received in connection with our issuance of common stock in January 2014.

The net increase in financing cash during the first three months ended March 31, 2013 was related to our issuance of $175.0 million in senior notes reduced by a concurrent tender of $16.7 million of our 2017 senior subordinated notes.

Overview of Cash Management
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, as well as construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our income statements until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring land and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using cash on hand to fund operations in several of our newer markets. As demand for new homes continues to improve and we expand our business, we expect that cash outlays for land purchases and land development in order to grow our lot inventory in the near term will continue to exceed our cash generated by operations.

During the first quarter of 2014, we closed 1,109 homes, purchased approximately 1,400 lots for $91.5 million, spent $72.0 million on land development, and started 1,401 homes. In addition, we spent $4.4 million on deposits to enter into option agreements for lots with land bankers in the first quarter of 2014. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially-finished lots than in recent years. As a means of accessing parcels of land with minimal cash outlay, we have recently begun to enter into rolling option contracts through land banking arrangements. Such arrangements provide us greater cash leveraging and a way of controlling lot inventory through purchasing lots based on predetermined schedules that are structured to mirror our forecasted pace of home construction starts. (See Notes 1 and 3 to the unaudited consolidated financial statements for additional information regarding land contract deposits and their associated committed cash).
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. We increased the capacity of our unsecured revolving credit facility in the fourth quarter of 2013 from $125 million to $200 million and completed a $110.4 million, net of offering costs, public equity offering in January 2014.
We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes.
In addition to expanding our business in existing markets, we continue to explore opportunities to expand outside of our existing markets. Accordingly, over the past several years, we entered the Raleigh-Durham and Charlotte, North Carolina markets, the Tampa, Florida market and most recently, we entered the Nashville, Tennessee market through our August 2013 purchase of Phillips Builders. These opportunities expanded our footprint into new markets with positive growth potential and the ability to leverage our existing East Region resources.
We may seek additional capital to strengthen our liquidity position to enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Notes 5 and 8 in the notes to the unaudited financial statements included in this Quarterly Report on Form 10-Q.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At March 31, 2014	At December 31, 2013
Senior and senior convertible notes	$904,913	$905,055
Stockholders’ equity	982,594	841,392
Total capital	$1,887,507	$1,746,447
Debt-to-capital (1)	47.9%	51.8%
Senior and senior convertible notes	$904,913	$905,055
Less: cash and cash equivalents, and investments and securities	(338,654)	(363,823)
Net debt	566,259	541,232
Stockholders’ equity	982,594	841,392
Total capital	$1,548,853	$1,382,624
Net debt-to-capital (2)	36.6%	39.1%

(1)	Debt-to-capital is computed as senior and senior convertible notes divided by the aggregate of total senior and senior convertible notes and stockholders’ equity.

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

Credit Facility Covenants
We were in compliance with all Credit Facility covenants as of March 31, 2014. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $360.0 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We had no borrowings drawn on the facility during the quarter ended March 31, 2014. Our actual financial covenant calculations as of March 31, 2014 are reflected in the table below:

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $596,433	$957,635
Leverage Ratio	< 60%	31%
Interest Coverage Ratio (1)	> 1.50	5.00
Minimum Liquidity (1)	> $52,682	$503,056
Investments other than defined permitted investments	< $307,291	$9,756
(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 4 and 13 in the accompanying notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; the benefits of our land acquisition strategy and structures; that we will wind down our remaining title joint venture; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt or guarantee agreements; expectations regarding our industry and our business for the remainder of 2014 and beyond; our land and lot acquisition strategy including our expansion plans relating to new markets; demographic and other trends related to the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings (including the joint venture litigation relating to the South Edge joint venture) we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit (including contributions from Carefree Title), revenues, net earnings, number, growth and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; the sufficiency of our reserves and our support for our uncertain tax filings positions and timing of payments relating thereto; our intentions regarding the payment of dividends and the use of derivative contracts and the impact of seasonality and changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; fluctuations in the availability and cost of labor; changes in tax laws that adversely impact our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; weakness in the homebuilding market resulting from an unexpected setback in the current economic recovery; inflation in the cost of materials used to construct homes; the adverse effect of slower order absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; a change in the feasibility of projects under option or contract that could result in the write-off of option deposits; our potential exposure to natural disasters; competition; the adverse impacts of cancellations resulting from small deposits relating to our sales contracts; construction defect and home warranty claims; adverse legal rulings; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; the loss of key personnel; changes in or our failure to comply with laws and regulations; our lack of geographic diversification; fluctuations in quarterly operating results; our financial leverage and level of indebtedness and our ability to take certain actions because of restrictions contained in the indentures for our senior notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of past and future acquisitions; our compliance with government regulations and the effect of legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our "Green" technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors,” which can be found on our website.

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
As of March 31, 2014 all of our debt is fixed rate and is made up of our $175.0 million in principal of our 4.50% senior notes due 2018, $300.0 million in principal of our 7.15% senior notes due 2020, $300.0 million in principal of our 7.00% senior notes due 2022 and $126.5 million in principal of our 1.875% convertible senior notes due 2032. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt. See Note 5 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.
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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Joint Venture Litigation
Since 2008, we have been involved in litigation initiated by the lender group for a large Nevada-based land acquisition and unconsolidated development joint venture in which the lenders were seeking damages in two separate actions on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP Consolidated)). Our interest in this joint venture is comparatively small, totaling 3.53%, but we have vigorously defended and otherwise sought resolution of these actions. We are the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and we contend, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. Pursuant to the lenders’ request and stipulation of the parties, on January 23, 2012, the Court dismissed without prejudice all of the lenders’ claims against Meritage in this consolidated lawsuit.
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
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for pre-judgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, and on July 17, 2013 posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment, which was approved by the Court on July 17, 2013. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. On February 14, 2014 the Court awarded JP Morgan an additional $877,241 for pre-judgment attorneys’ fees.  Meritage has appealed this Judgment as well, and per stipulation of the parties, has posted an amended bond in the total amount of

$16,930,477, covering both judgments. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling on appeal which is currently pending. In addition, we believe that four co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the arbitration repayment guarantee.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended March 31, 2014.
We have never declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

10.10	Steven J. Hilton Fourth Amended and Restated Employment Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 25, 2014

10.2	Larry W. Seay Fourth Amended and Restated Employment Agreement	Incorporated by reference to Exhibit 10.2 of Form 8-K dated March 25, 2014

10.3	C. Timothy White Second Amended and Restated Employment Agreement	Incorporated by reference to Exhibit 10.3 of Form 8-K dated March 25, 2014

10.4	Steven Davis Second Amended and Restated Employment Agreement	Incorporated by reference to Exhibit 10.4 of Form 8-K dated March 25, 2014

10.5	Steven J. Hilton Second Amendment to Third Amended and Restated Change of Control Agreement	Incorporated by reference to Exhibit 10.5 of Form 8-K dated March 25, 2014

10.6	Larry W. Seay Second Amendment to Third Amended and Restated Change of Control Agreement	Incorporated by reference to Exhibit 10.6 of Form 8-K dated March 25, 2014

10.7	C. Timothy White Second Amendment to Amended and Restated Control Agreement	Incorporated by reference to Exhibit 10.7 of Form 8-K dated March 25, 2014

10.8	Steven Davis Second Amendment to Amended and Restated Control Agreement	Incorporated by reference to Exhibit 10.8 of Form 8-K dated March 25, 2014

10.9	Representative Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.9 of Form 8-K dated March 25, 2014

10.1	Representative Form of Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.10 of Form 8-K dated March 25, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 1st day of May 2014.

MERITAGE HOMES CORPORATION,
a Maryland corporation

By:	/s/	LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Steven J. Hilton Fourth Amended and Restated Employment Agreement

10.2	Larry W. Seay Fourth Amended and Restated Employment Agreement

10.3	C. Timothy White Second Amended and Restated Employment Agreement

10.4	Steven Davis Second Amended and Restated Employment Agreement

10.5	Steven J. Hilton Second Amendment to Third Amended and Restated Change of Control Agreement

10.6	Larry W. Seay Second Amendment to Third Amended and Restated Change of Control Agreement

10.7	C. Timothy White Second Amendment to Amended and Restated Control Agreement

10.8	Steven Davis Second Amendment to Amended and Restated Control Agreement

10.9	Representative Form of Performance Share Award Agreement

10.10	Representative Form of Restricted Stock Unit Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.