Form 10-Q
period 2014-06-30
Meritage Homes CORP
filed 2014-07-31
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of July 29, 2014: 39,121,706

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$230,630	$274,136
Investments and securities	59,944	89,687
Other receivables	50,695	38,983
Real estate	1,638,028	1,405,299
Real estate not owned	4,999	289
Deposits on real estate under option or contract	58,881	51,595
Investments in unconsolidated entities	9,903	11,638
Property and equipment, net	28,828	22,099
Deferred tax asset	68,289	70,404
Prepaids, other assets and goodwill	42,481	39,231
Total assets	$2,192,678	$2,003,361
Liabilities:
Accounts payable	$83,960	$68,018
Accrued liabilities	151,796	166,611
Home sale deposits	27,533	21,996
Liabilities related to real estate not owned	4,299	289
Senior, convertible senior notes and other borrowings	904,771	905,055
Total liabilities	1,172,359	1,161,969
Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,121,706 and 36,244,071 shares at June 30, 2014 and December 31, 2013, respectively	391	362
Additional paid-in capital	531,403	412,961
Retained earnings	488,525	428,069
Total stockholders’ equity	1,020,319	841,392
Total liabilities and stockholders’ equity	$2,192,678	$2,003,361
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Homebuilding:
Home closing revenue	$502,800	$436,040	$908,579	$766,750
Land closing revenue	2,804	13,910	5,370	19,635
Total closing revenue	505,604	449,950	913,949	786,385
Cost of home closings	(392,839)	(342,435)	(706,019)	(608,785)
Cost of land closings	(2,762)	(12,463)	(6,355)	(18,013)
Total cost of closings	(395,601)	(354,898)	(712,374)	(626,798)
Home closing gross profit	109,961	93,605	202,560	157,965
Land closing gross profit/(loss)	42	1,447	(985)	1,622
Total closing gross profit	110,003	95,052	201,575	159,587
Financial Services:
Revenue	2,451	1,434	4,350	2,276
Expense	(1,131)	(755)	(2,206)	(1,328)
Earnings from financial services unconsolidated entities and other, net	2,297	3,486	4,498	6,273
Financial services profit	3,617	4,165	6,642	7,221
Commissions and other sales costs	(36,105)	(31,180)	(67,039)	(57,059)
General and administrative expenses	(24,571)	(22,451)	(46,242)	(42,175)
Loss from other unconsolidated entities, net	(61)	(120)	(230)	(275)
Interest expense	(1,396)	(4,523)	(4,109)	(9,651)
Other income, net	3,749	685	4,397	1,155
Loss on early extinguishment of debt	—	(3,096)	—	(3,796)
Earnings before income taxes	55,236	38,532	94,994	55,007
Provision for income taxes	(20,157)	(10,389)	(34,538)	(14,823)
Net earnings	$35,079	$28,143	$60,456	$40,184
Earnings per common share:
Basic	$0.90	$0.78	$1.55	$1.12
Diluted	$0.85	$0.74	$1.48	$1.06
Weighted average number of shares:
Basic	39,118	36,151	38,904	35,976
Diluted	41,598	38,758	41,487	38,662

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$60,456	$40,184
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,182	4,658
Stock-based compensation	5,264	3,941
Loss on early extinguishment of debt	—	3,796
Excess income tax benefit from stock-based awards	(2,194)	(1,687)
Equity in earnings from unconsolidated entities	(4,268)	(5,998)
Deferred tax asset valuation benefit	—	(3,057)
Distributions of earnings from unconsolidated entities	6,119	7,236
Other	3,955	4,022
Changes in assets and liabilities:
Increase in real estate	(234,884)	(113,992)
Increase in deposits on real estate under option or contract	(7,986)	(7,361)
Increase in receivables and prepaid expenses and other assets	(15,121)	(13,167)
Increase in accounts payable and accrued liabilities	3,290	48,715
Increase in home sale deposits	5,537	13,189
Net cash used in operating activities	(174,650)	(19,521)
Cash flows from investing activities:
Investments in unconsolidated entities	(233)	(116)
Distributions of capital from unconsolidated entities	—	74
Purchases of property and equipment	(11,864)	(5,787)
Proceeds from sales of property and equipment	146	32
Maturities of investments and securities	65,388	71,024
Payments to purchase investments and securities	(35,614)	(76,938)
Increase in restricted cash	—	(4,327)
Net cash provided by/(used in) investing activities	17,823	(16,038)
Cash flows from financing activities:
Repayment of senior subordinated notes	—	(102,822)
Proceeds from issuance of senior notes	—	175,000
Debt issuance costs	—	(1,403)
Excess income tax benefit from stock-based awards	2,194	1,687
Non-controlling interest acquisition	—	(257)
Proceeds from issuance of common stock, net	110,420	—
Proceeds from stock option exercises	707	10,916
Net cash provided by financing activities	113,321	83,121
Net (decrease)/increase in cash and cash equivalents	(43,506)	47,562
Cash and cash equivalents at beginning of period	274,136	170,457
Cash and cash equivalents at end of period	$230,630	$218,019
See supplemental disclosures of cash flow information at Note 11.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the western and southern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of eight states: Arizona, Texas, California, Colorado, Florida, North Carolina, South Carolina and Tennessee. Through our predecessors, we commenced our homebuilding operations in 1985. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business lines include title insurance and closing/settlement services we offer to our homebuyers. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we operate under the Phillips Builders brand. We also operate as Monterey Homes in some markets. At June 30, 2014, we were actively selling homes in 175 communities, with base prices ranging from approximately $130,000 to $875,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made to the prior year to conform with current year presentation, including any adjustments recorded to previously established warranty reserves.

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $42.5 million and $26.4 million are included in cash and cash equivalents at June 30, 2014 and December 31, 2013, respectively. Included in our cash and cash equivalents balance as of June 30, 2014 and December 31, 2013 are $20.3 million and $68.3 million, respectively, of money market funds that are invested in short term (three months or less) U.S. government securities.
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
Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving a small number of finished lots may be shorter.
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
Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $58.9 million and $51.6 million as of June 30, 2014 and December 31, 2013, respectively.
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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	At June 30, 2014		At December 31, 2013
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Surety Bonds:
Surety bonds related to joint ventures	$87	$87	$87	$87
Surety bonds related to owned projects and lots under contract	237,310	95,882	191,742	86,115
Total surety bonds	$237,397	$95,969	$191,829	$86,202
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$200	N/A	$1,685	N/A
LOCs for land development	22,043	N/A	35,883	N/A
LOCs for general corporate operations	4,500	N/A	4,500	N/A
Total LOCs	$26,743	N/A	$42,068	N/A
Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At June 30, 2014	At December 31, 2013
Accruals related to real-estate development and construction activities	$36,736	$29,992
Payroll and other benefits	26,663	36,232
Accrued taxes	11,205	22,902
Warranty reserves	20,882	21,971
Legal reserves	16,298	16,463
Real-estate notes payable (1)	17,036	15,993
Other accruals	22,976	23,058
Total	$151,796	$166,611
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$21,482	$21,384	$21,971	$22,064
Additions to reserve from new home deliveries	2,759	2,666	5,035	4,737
Warranty claims	(3,859)	(2,706)	(6,624)	(5,457)
Adjustments to pre-existing reserves	500	500	500	500
Balance, end of period	$20,882	$21,844	$20,882	$21,844
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
Recently Issued Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for classifying activities as discontinued operations and increases the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for us on January 1, 2015. We do not anticipate the adoption of ASU 2014-08 will have a material effect on our consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2)identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the Accounting Standards Codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for us on January 1, 2017. Early adoption is not permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for us on January 1, 2016. Early adoption is permitted. We do not anticipate the adoption of ASU 2014-12 will have a material effect on our consolidated financial statements or disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At June 30, 2014	At December 31, 2013
Homes under contract under construction (1)	$370,626	$262,633
Unsold homes, completed and under construction (1)	182,719	147,889
Model homes (1)	91,509	81,541
Finished home sites and home sites under development	890,036	813,135
Land held for development (2)	51,012	52,100
Land held for sale	28,267	19,112
Communities in mothball status (3)	23,859	28,889
	$1,638,028	$1,405,299

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

(3)
Represents communities where we have decided to cease operations (mothball) as we have determined that their economic performance would be maximized by deferring development. In the future, some of these communities may be re-opened while others may be sold to third parties. If we deem our carrying value to not be fully recoverable, we adjust our carrying value for these assets to fair value at the time they are placed into mothball status. As of June 30,

2014, we had four mothballed communities with a carrying value of $21.1 million in our West Region and one mothballed community with a carrying value of $2.8 million in our Central Region. We do not capitalize interest for such mothballed assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are also expensed as incurred.
In the latter part of 2011, we announced our intent to wind-down operations in the Las Vegas, Nevada market. We do not have any remaining operations in Nevada as of June 30, 2014; however, we still own 174 lots that we are marketing for sale. The carrying value of those lots was $10.1 million as of June 30, 2014, which is classified as land held for sale.
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
A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Capitalized interest, beginning of period	$38,701	$24,198	$32,992	$21,600
Interest incurred	14,382	12,642	28,638	25,368
Interest expensed	(1,396)	(4,523)	(4,109)	(9,651)
Interest amortized to cost of home and land closings	(7,332)	(6,023)	(13,166)	(11,023)
Capitalized interest, end of period (1)	$44,355	$26,294	$44,355	$26,294

(1)
Approximately $511,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” on our consolidated balance sheets as of June 30, 2014 and December 31, 2013.

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

The table below presents a summary of our lots under option or contract at June 30, 2014 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/Earnest Money Deposits Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	70	$4,999	$700
Option contracts not recorded on balance sheet - non-refundable deposits, committed (1)	4,168	363,242	41,918
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,224	128,122	13,997
Purchase contracts not recorded on balance sheet — refundable deposits, committed	1,071	38,342	675
Total committed (on and off balance sheet)	7,533	534,705	57,290
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	3,455	136,509	2,291
Total lots under contract or option	10,988	$671,214	$59,581
Total option contracts not recorded on balance sheet (3)	10,918	$666,215	$58,881	(4)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance option contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item "Deposits on real estate under option or contract" as of June 30, 2014.
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

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view these ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of June 30, 2014, we had two active equity-method land development ventures.
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
In connection with our land development joint ventures, we may also provide certain types of guarantees to lenders financing the joint ventures. These guarantees can be classified into two categories: Repayment Guarantees and Completion Guarantees, described in more detail below. Additionally, we have classified separately a guarantee related to our minority ownership in the South Edge joint venture, as there is pending litigation with the successors -in-trust to the venture’s lender group and other venture partners regarding that guarantee.

(In thousands)	At June 30, 2014	At December 31, 2013
Repayment guarantees	$—	$—
Completion guarantees (1)	—	—
South Edge guarantee (2)	13,243	13,243
Total guarantees	$13,243	$13,243

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
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. Our share of these limited pro rata repayment guarantees as of June 30, 2014 and December 31, 2013 is presented in the table above (excluding any potential recoveries from the joint venture’s land assets).
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
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. Upon the occurrence of specific events, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual would represent the portion of the total joint venture obligation related to our relative ownership percentage. Except as noted above and in Note 13 to these unaudited consolidated financial statements, as of June 30, 2014 and December 31, 2013, we did not have any such reserves.
We also participate in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this joint venture as of June 30, 2014 and December 31, 2013 was $1.2 million and $2.9 million, respectively. Prior year balances included investments in wind down title joint ventures that are no longer in operation.

The joint venture financial information below represent the most recent information available to us.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At June 30, 2014	At December 31, 2013
Assets:
Cash	$3,316	$7,299
Real estate	34,968	34,949
Other assets	3,223	3,067
Total assets	$41,507	$45,315
Liabilities and equity:
Accounts payable and other liabilities	$3,701	$2,889
Notes and mortgages payable	13,555	13,453
Equity of:
Meritage (1)	7,841	10,332
Other	16,410	18,641
Total liabilities and equity	$41,507	$45,315

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$6,614	$9,994	$11,923	$16,398
Costs and expenses	(3,112)	(3,833)	(5,865)	(6,210)
Net earnings of unconsolidated entities	$3,502	$6,161	$6,058	$10,188
Meritage’s share of pre-tax earnings (1)(2)	$2,236	$3,371	$4,268	$6,005

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

Our investments in unconsolidated entities include $0.6 million at both June 30, 2014 and December 31, 2013 related to the difference between the amounts at which our investments are carried and the amount of our portion of the venture’s equity. These amounts are amortized as the assets of the respective joint ventures are sold. No amortization was recorded for these assets in the three and six months ended June 30, 2014 with a de minimus amount of amortization recorded for the same periods in 2013.
The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, one mortgage venture and various inactive ventures in which we have a total investment of $9.9 million. As of June 30, 2014, we believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — SENIOR, CONVERTIBLE SENIOR NOTES AND OTHER BORROWINGS

Senior, convertible senior notes and other borrowings consist of the following (in thousands):

	At June 30, 2014	At December 31, 2013
4.50% senior notes due 2018	175,000	175,000
7.15% senior notes due 2020. At June 30, 2014 and December 31, 2013 there was approximately $3,271 and $3,555 in net unamortized premium, respectively	303,271	303,555
7.00% senior notes due 2022	300,000	300,000
1.875% convertible senior notes due 2032	126,500	126,500
$400 million unsecured revolving credit facility	—	—
	$904,771	$905,055
In the second quarter of 2014, we entered into an amended and restated unsecured, four years revolving credit facility (the “Credit Facility”). The Credit Facility provides for total lending commitments of up to $400 million, $200 million of which is available for letters of credit. In addition, the Credit Facility has an accordion feature under which we may increase the total commitment by a maximum aggregate amount of $100 million, subject to certain conditions, including the availability of additional bank commitments. The Credit Facility matures June 13, 2018 and amends, restates and replaces our previous $200 million unsecured revolving credit facility. No amounts were drawn under the current or previous Credit Facility as of June 30, 2014 or December 31, 2013 or at any time during the six months ended June 30, 2014. As of June 30, 2014, we had outstanding letters of credit totaling $26.7 million, leaving $373.3 million under the Credit Facility available to be drawn.

Borrowings under our unsecured revolving Credit Facility are subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months.
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
The convertible senior notes are convertible into shares of our common stock at a conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of Convertible Notes, or a conversion price of $58.14 per share.

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

		June 30, 2014		December 31, 2013
	Hierarchy	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	Level 2	$175,000	$179,813	$175,000	$174,125
7.15% senior notes	Level 2	$300,000	$334,500	$300,000	$325,500
7.00% senior notes	Level 2	$300,000	$330,390	$300,000	$318,750
1.875% convertible senior notes	Level 2	$126,500	$132,667	$126,500	$142,154
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 7 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average number of shares outstanding	39,118	36,151	38,904	35,976
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176	2,176	2,176
Stock options and unvested restricted stock	304	431	407	510
Diluted weighted average shares outstanding	41,598	38,758	41,487	38,662

Net earnings as reported	$35,079	$28,143	$60,456	$40,184
Interest attributable to convertible senior notes, net of income taxes	378	393	757	782
Net earnings for diluted earnings per share	$35,457	28,536	$61,213	40,966
Basic earnings per share	$0.90	$0.78	$1.55	$1.12
Diluted earnings per share (1)	$0.85	$0.74	$1.48	$1.06
Antidilutive stock options not included in the calculation of diluted earnings per share	254	5	20	3

(1)	In accordance with ASC Subtopic 260-10, Earnings Per Share, we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 8 — STOCKHOLDERS’ EQUITY
A summary of changes in shareholders’ equity is presented below:

	Six Months Ended June 30, 2014
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2013	36,244	$362	$412,961	$428,069	$841,392
Net earnings	—	—	—	60,456	60,456
Exercise/vesting of equity awards	348	4	703	—	707
Excess income tax benefit from stock-based awards	—	—	2,194	—	2,194
Equity award compensation expense	—	—	5,264	—	5,264
Issuance of stock (1)	2,530	25	110,395	—	110,420
Other	—	—	(114)	—	(114)
Balance at June 30, 2014	39,122	$391	$531,403	$488,525	$1,020,319

	Six Months Ended June 30, 2013
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2012	35,613	$356	$390,249	$303,605	$694,210
Net earnings	—	—	—	40,184	40,184
Exercise/vesting of equity awards	603	6	10,910	—	10,916
Excess income tax benefit from stock-based awards	—	—	1,687	—	1,687
Equity award compensation expense	—	—	3,941	—	3,941
Non-controlling interest acquisition	—	—	(257)	—	(257)
Balance at June 30, 2013	36,216	$362	$406,530	$343,789	$750,681
(1) In January 2014, we issued 2,530,000 shares of common stock in a secondary public offering, par value $0.01 per share, at a price of $45.75 per share.

NOTE 9 — STOCK-BASED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and was amended and restated effective May 2014. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 10,050,000 shares of common stock, of which 1,553,578 shares remain available for grant at June 30, 2014. The remaining shares available for grant are inclusive of a stockholder approved share increase of 1,100,000 shares that occurred at our May 2014 annual meeting of stockholders. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are typically granted with a five-year ratable vesting period. Non-vested stock awards and performance-based awards granted to our executive management team and our Board of Directors are typically granted with a three-year cliff vesting. We have not granted any stock option awards since 2009.
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
Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense	$2,853	$2,097	$5,264	$3,941
Non-vested shares granted	19,400	10,000	374,683	342,100
Performance-based non-vested shares granted	—	—	52,083	62,500
Stock options exercised	—	199,827	40,245	322,100
Restricted stock awards vested (includes performance-based awards)	7,220	6,200	307,390	280,800

The following table includes additional information regarding the Plan (dollars in thousands):

	As of
	June 30, 2014	December 31, 2013
Unrecognized stock-based compensation cost	$27,668	$17,385
Weighted average years remaining vesting period	2.66	2.18
Total equity awards outstanding (1)	1,336,921	1,317,710

(1)    Includes vested and unvested options outstanding and unvested restricted stock awards.
NOTE 10 — INCOME TAXES
Components of the income tax (provision)/benefit are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Federal	$(17,976)	$(11,919)	$(30,858)	$(15,694)
State, net of federal benefit	(2,181)	1,530	(3,680)	871
Total	$(20,157)	$(10,389)	$(34,538)	$(14,823)
The effective tax rate for the three and six months ended June 30, 2014, is 36.5%and 36.4%, respectively, and for the three and six months ended June 30, 2013 was 27.0% and 26.9% respectively; reflecting the homebuilder manufacturing deduction in 2014, and the benefit of energy tax credits and a partial reversal of the state valuation allowance on our deferred tax assets during 2013.
At June 30, 2014 and December 31, 2013, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
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
We recorded a full valuation allowance against all of our net deferred tax assets and NOL carryovers during 2008 due to economic conditions and the weight of negative evidence at that time. During 2012 and 2013, we evaluated the weight of the evidence by each jurisdiction and determined that the positive evidence exceeded the negative evidence in all jurisdictions. The valuation allowances were accordingly reversed during 2012 and 2013. At June 30, 2014 and December 31, 2013, we no longer have a valuation allowance against any of our deferred tax assets and state NOL carryovers.
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At June 30, 2014, we had no federal NOL carryforward benefit and no federal tax credit carryforwards and net tax benefits for state NOL carryforwards of $11.5 million that expire at various times from 2014 to 2031 depending on the state jurisdiction.
At June 30, 2014, we have income taxes payable of $6.6 million, which primarily consists of current federal and state tax accruals as well as tax and interest amounts that we expect to pay within one year for amending prior-year tax returns. This amount is recorded in accrued liabilities in the accompanying balance sheet as of June 30, 2014.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2009. We are not subject to any federal income tax examinations at this time. We have one state income tax examination pending.
The tax benefits from our NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of June 30, 2014, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
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
NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash paid during the period for:
Interest, net of interest capitalized	$2,413	$7,061
Income taxes	$41,519	$992
Non-cash operating activities:
Real estate not owned	$4,710	$—
Real estate acquired through notes payable	$1,043	1,388
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Homebuilding revenue (1):
West	$231,965	$246,741	$424,646	$435,946
Central	160,143	127,310	279,858	218,099
East	113,496	75,899	209,445	132,340
Consolidated total	$505,604	$449,950	$913,949	$786,385
Homebuilding segment operating income:
West	$27,384	$34,895	$52,194	$54,058
Central	18,720	7,263	28,189	9,643
East	10,580	6,765	21,244	10,001
Total homebuilding segment operating income	56,684	48,923	101,627	73,702
Financial services profit	3,617	4,165	6,642	7,221
Corporate and unallocated (2)	(7,357)	(7,502)	(13,333)	(13,349)
Loss from other unconsolidated entities, net	(61)	(120)	(230)	(275)
Interest expense	(1,396)	(4,523)	(4,109)	(9,651)
Other income, net	3,749	685	4,397	1,155
Loss on early extinguishment of debt	—	(3,096)	—	(3,796)
Earnings before income taxes	$55,236	$38,532	$94,994	$55,007

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Land closing revenue:
West	$—	$100	$1,050	$5,741
Central	581	10,340	2,097	10,424
East	2,223	3,470	2,223	3,470
Consolidated total	$2,804	$13,910	$5,370	$19,635

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At June 30, 2014
	West	Central	East	Financial Services	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$19,783	$25,010	$14,088	$—	$—	$58,881
Real estate	908,667	439,342	290,019	—	—	1,638,028
Investments in unconsolidated entities	204	8,572	—	—	1,127	9,903
Other assets (1)	45,160	183,505	36,707	570	219,924	485,866
Total assets	$973,814	$656,429	$340,814	$570	$221,051	$2,192,678

	At December 31, 2013
	West	Central	East	Financial Services	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$26,415	$12,198	$12,982	$—	$—	$51,595
Real estate	800,288	369,464	235,547	—	—	1,405,299
Investments in unconsolidated entities	204	8,941	50	—	2,443	11,638
Other assets (1)	26,900	165,403	31,372	497	310,657	534,829
Total assets	$853,807	$556,006	$279,951	$497	$313,100	$2,003,361

(1)    Balance consists primarily of cash and securities and our deferred tax asset.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. As of June 30, 2014, we have reserved approximately $16.3 million related to non-warranty related litigation and asserted claims, which includes reserves for the Joint Venture Litigation discussed below. In addition, our $20.9 million warranty reserve includes accruals for all construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
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

NOTE 14 — SUBSEQUENT EVENTS
On July 10, 2014 we announced a definitive agreement to acquire the homebuilding assets and operations of Atlanta-based Legendary Communities ("Legendary"). We expect to close this transaction in the third quarter of 2014 for approximately $130 million.
Legendary was founded in 2009 and builds homes primarily for first and second move-up buyers with base home prices ranging from approximately $120,000 to $550,000. Legendary closed approximately 500 homes and generated approximately $156 million of revenue in 2013. As of June 30, 2014, Legendary owned or controlled approximately 4,000 home sites, mostly through option contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook

Most housing markets continued to benefit from generally favorable conditions in the second quarter of 2014, with relatively low inventories of homes available and an improving economy and job market that have helped lead to steady housing demand. While sales pace moderated over the past several quarters and overall housing affordability has declined somewhat, we are still benefiting from good customer interest and traffic in our communities that translate into generally steady order demand and pricing power in most markets.

We remain focused on strategically positioning ourselves in well-located and highly-desired communities in many of the top real-estate markets in the United States. Results vary in our individual housing markets, but in most of our markets we are placing more emphasis on increasing pricing power over sales pace in order to maximize our profitability. This has resulted in increasing average sales prices and margins and a corresponding slowdown in orders pace in our year over year results. We offer our buyers the ability to personalize their homes and we provide a home warranty, successfully setting us apart from the competition we face with resale homes. We also believe we successfully differentiate ourselves from our competition by offering a line-up of plans that highlight the benefits of our industry-leading energy efficient homes. Our consistent operating and financial results during the three and six months ended June 30, 2014 are reflected in our improved profitability over the same periods in 2013.
Company Actions and Positioning
As the homebuilding market continues to improve, albeit at a more stabilized pace than in the prior year, we remain focused on our main goals of growing our orders and revenue, and generating profit while maintaining a strong balance sheet. To help meet these goals we continue to execute on the following initiatives:

•	Strategic expansion through acquisitions into new markets that indicate positive long-term growth trends:

◦
Announced in July 2014 our plans to enter the Atlanta, Georgia, and Greenville, South Carolina markets and grow our Charlotte, North Carolina operations through the pending acquisition of Legendary Communities;

◦	Entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders in August 2013, acquiring approximately 500 lots;

•	Strengthening our balance sheet:

◦	Completed two new senior note issuances in 2013, and extended our earliest debt maturities until 2018;

◦	Increased the capacity of our unsecured revolving credit facility to $400 million in the second quarter of 2014;

◦	Completed an equity offering in January 2014;

•	Increased the percentage of controlled lots through optioned contracts in order to minimize initial cash outlays for land purchases;

•
Continuing to actively acquire and develop lots in markets we deem key to our success in order to maintain and strategically grow our lot supply and active community count over the long term; increasing controlled lots by 14.2% year over year;

•	Utilizing our enhanced market research to capitalize on the knowledge of our buyers' demands in each community, tailoring our pricing, product and amenities offered;

•
Continuing to innovate and promote the Meritage Green energy efficiency program, where all new homes we construct (except those we construct in areas in which we have recent acquisitions), at a minimum, meets ENERGY STAR® standards, certified by the U.S. Environmental Protection Agency, for indoor air quality, water conservation and overall energy efficiency;

•	Focusing our purchasing efforts to manage cost increases; and

•	Striving for excellence in construction; and monitoring our customers' satisfaction as measured by survey scores and working toward improving them based on the results of the surveys.
In addition to the strategic acquisitions mentioned above, we also continue to acquire lot positions within our existing geographic footprint through with an increased usage of option contracts, more specifically through land banking arrangements that have become more available recently and that allow us to leverage our balance sheet by securing additional land through limited initial cash outlays. (See Note 3 to the unaudited consolidated financial statements for additional information related to option contracts).

In the second quarter of 2014, we opened 13 new communities while closing out 27 communities, ending the quarter with 175 active communities. Year over year, our average active community count increased by 9.3%, and we expect it to increase in the last half of 2014 as we continue to focus on growing our land positions and strategically increasing our active community count in preferred locations. Our active community count decreased sequentially from the first quarter of 2014 mainly due to delays in obtaining governmental plan approvals which postponed community openings. We expect our total community count to increase in the third quarter as these delayed communities come on line.
We also may continue to opportunistically access the capital markets through various debt and equity transactions, providing additional liquidity, extending our debt maturities and strengthening our balance sheet. During 2014, we took steps to strengthen our balance sheet through two capital transactions. In the first quarter of 2014 we issued common stock, raising $110.4 million, net of offering costs, in a public offering. In the second quarter of 2014, we replaced our prior unsecured revolving credit facility with a new and expanded facility of $400 million. (See Note 5 to the accompanying unaudited consolidated financial statements for further discussion regarding our debt).
Summary Company Results
We began 2014 with higher beginning backlog and have been successful in maintaining increased backlog year-over-year. Home closing revenue and net earnings increased by 15.3% and 24.6%, respectively, over the second quarter of 2013, whereas growth in new home orders has slowed somewhat with relatively flat year-over-year results. We believe our focus on community placement, coupled with our appealing Meritage Green energy efficiency product offerings, as well as improving general and economic conditions will help to drive demand as the year moves forward that will help us continue to generate positive trends in closing revenue and net earnings.
In the second quarter of 2014, we experienced improvements in many of our key operating and financial metrics both year-over-year and sequentially from the first quarter of 2014. We recorded 1,368 closings and $502.8 million in associated revenue, reflecting a moderate 3.6% rise in closing units and more notably an 11.3% increase in averages sales prices translating to a 15.3% increase in revenue over 2013. We experienced a slight increase in home orders year over year with 1,647 and 1,637 orders in the second three months of 2014 and 2013, respectively and an 8.0% increase over the first quarter of 2014. Our average orders pace was 9.0 units in the second quarter of 2014 down from 9.8 for the same period in 2013, which to some extent reflects the effect that recent interest rate and home price increases have had as home buyers adjust to the recovering market, as well as general slowing in specific markets. Individual markets have responded to the changes in the real estate environment differently, with our West Region posting declines year-over-year in both orders and orders pace whereas the East and Central Regions reported gains in both metrics. The West Region declines are largely due to the very strong results that 2013 posted, which were unsustainable for the long-term, as well as a softening housing market in Arizona.
Through our efforts to focus on optimizing profitability, we recorded an increase year-over year in home closing gross margin during the three months ended June 30, 2014, up from 21.5% in 2013 to 21.9% in 2014. Our 40-basis point improvement stems largely from the higher average sales prices we generated from orders in the latter half of 2013, although that does represent a drop sequentially from 22.8% reported in the first quarter of 2014. The first quarter 2014 results benefited largely from the increased average prices generated in 2013 that closed in the first quarter of 2014, particularly in the West Region. In the second quarter, our Central Region increased in both volume and gross margin, which helped to offset some of the declines in the West Region. We anticipate the comparative results in units and average sales prices to continue to temper sequentially as we progress further into the year. We believe that the current housing environment still has room for growth, although comparative positive year over year revenue and profitability trends are and will continue to be difficult as we began experiencing notable and sustained improvement throughout all of 2013. However, we expect that our comparisons on year over year orders should ease as the significant 2013 gains began to slow as the year progressed into its second half.
The $66.8 million increase in home closing revenue is primarily driven by the $37,400 or 11.3% increase in average sales price and to a lesser extent the 47 additional closing units for the three months ended June 30, 2014 as compared to the same period in the prior year. Increased average sales prices for homes closed were realized in every state in which we operate. Much of that increase is due to changes in product mix as more of our closings in recent quarters are from higher-priced and larger product offerings. We reported pre-tax earnings and net earnings of $55.2 million and $35.1 million, respectively for the three months ended June 30, 2014, as compared to $38.5 million and $28.1 million, respectively, for the same period in 2013, highlighting our ability to leverage the higher average sales prices we earned. Our increased tax rate for the both the three and six months ended June 30, 2014 was higher than the same periods in 2013 largely due to the absence in 2014 of energy tax credits and a partial reversal of the state valuation allowance on our deferred tax assets that occurred during 2013. We expect improving year over year revenue and profitability for the remainder of the year, as indicated by our 18.0% and 11.6% higher ending backlog dollars and units, respectively, although the pace of margin growth is expected to level out due to slowing in certain markets.
At June 30, 2014, our backlog of $951.6 million reflects an increase of $145.3 million, when compared to backlog at June 30, 2013. The improvement is the result of increased sales prices on orders for the first half of 2014. In the second quarter of 2014, we maintained a low cancellation rate on home orders at 13% of gross orders, as compared to 11% in the second quarter of 2013, both of which were below our historical averages.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate and warranty reserves. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2014 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2013 Annual Report on Form 10-K.

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
Home Closing Revenue

	Three Months Ended June 30,		Quarter over Quarter
	2014	2013	Chg $	Chg %
Total
Dollars	$502,800	$436,040	$66,760	15.3%
Homes closed	1,368	1,321	47	3.6%
Avg sales price	$367.5	$330.1	$37.4	11.3%
West Region
Arizona
Dollars	$84,606	$79,736	$4,870	6.1%
Homes closed	252	251	1	0.4%
Avg sales price	$335.7	$317.7	$18.0	5.7%
California
Dollars	$95,067	$124,818	$(29,751)	(23.8)%
Homes closed	185	297	(112)	(37.7)%
Avg sales price	$513.9	$420.3	$93.6	22.3%
Colorado
Dollars	$52,292	$37,001	$15,291	41.3%
Homes closed	115	100	15	15.0%
Avg sales price	$454.7	$370.0	$84.7	22.9%
Nevada
Dollars	N/A	$5,086	N/M	N/M
Homes closed	N/A	21	N/M	N/M
Avg sales price	N/A	$242.2	N/M	N/M
West Region Totals
Dollars	$231,965	$246,641	$(14,676)	(6.0)%
Homes closed	552	669	(117)	(17.5)%
Avg sales price	$420.2	$368.7	$51.5	14.0%
Central Region - Texas
Central Region Totals
Dollars	$159,562	$116,970	$42,592	36.4%
Homes closed	524	449	75	16.7%
Avg sales price	$304.5	$260.5	$44.0	16.9%
East Region
Carolinas
Dollars	$36,127	$19,273	$16,854	87.4%
Homes closed	89	51	38	74.5%
Avg sales price	$405.9	$377.9	$28.0	7.4%
Florida
Dollars	$60,732	53,156	$7,576	14.3%
Homes closed	155	152	3	2.0%
Avg sales price	$391.8	349.7	$42.1	12.0%
Tennessee
Dollars	$14,414	N/A	N/M	N/M
Homes closed	48	N/A	N/M	N/M
Avg sales price	$300.3	N/A	N/M	N/M
East Region Totals
Dollars	$111,273	$72,429	$38,844	53.6%
Homes closed	292	203	89	43.8%
Avg sales price	$381.1	$356.8	$24.3	6.8%

	Six Months Ended June 30,		Year over Year
	2014	2013	Chg $	Chg %
Total
Dollars	$908,579	$766,750	$141,829	18.5%
Homes closed	2,477	2,373	104	4.4%
Avg sales price	$366.8	$323.1	$43.7	13.5%
West Region
Arizona
Dollars	$156,388	$136,885	$19,503	14.2%
Homes closed	463	443	20	4.5%
Avg sales price	$337.8	$309.0	$28.8	9.3%
California
Dollars	$174,994	$215,460	$(40,466)	(18.8)%
Homes closed	350	525	(175)	(33.3)%
Avg sales price	$500.0	$410.4	$89.6	21.8%
Colorado
Dollars	$92,214	$69,205	$23,009	33.2%
Homes closed	204	194	10	5.2%
Avg sales price	$452.0	$356.7	$95.3	26.7%
Nevada
Dollars	N/A	$8,655	N/M	N/M
Homes closed	N/A	37	N/M	N/M
Avg sales price	N/A	$233.9	N/M	N/M
West Region Totals
Dollars	$423,596	$430,205	$(6,609)	(1.5)%
Homes closed	1,017	1,199	(182)	(15.2)%
Avg sales price	$416.5	$358.8	$57.7	16.1%
Central Region - Texas
Central Region Totals
Dollars	$277,761	$207,675	$70,086	33.7%
Homes closed	927	803	124	15.4%
Avg sales price	$299.6	$258.6	$41.0	15.9%
East Region
Carolinas
Dollars	$58,706	$33,488	$25,218	75.3%
Homes closed	144	91	53	58.2%
Avg sales price	$407.7	$368.0	$39.7	10.8%
Florida
Dollars	$127,829	95,382	$32,447	34.0%
Homes closed	318	280	38	13.6%
Avg sales price	$402.0	340.7	$61.3	18.0%
Tennessee
Dollars	$20,687	N/A	N/M	N/M
Homes closed	71	N/A	N/M	N/M
Avg sales price	$291.4	N/A	N/M	N/M
East Region Totals
Dollars	$207,222	$128,870	$78,352	60.8%
Homes closed	533	371	162	43.7%
Avg sales price	$388.8	$347.4	$41.4	11.9%

Home Orders (1)

	Three Months Ended June 30,		Quarter over Quarter
	2014	2013	Chg $	Chg %
Total
Dollars	$618,435	$573,392	$45,043	7.9%
Homes ordered	1,647	1,637	10	0.6%
Avg sales price	$375.5	$350.3	$25.2	7.2%
West Region
Arizona
Dollars	$77,372	$105,683	$(28,311)	(26.8)%
Homes ordered	239	334	(95)	(28.4)%
Avg sales price	$323.7	$316.4	$7.3	2.3%
California
Dollars	$107,608	$113,561	$(5,953)	(5.2)%
Homes ordered	205	251	(46)	(18.3)%
Avg sales price	$524.9	$452.4	$72.5	16.0%
Colorado
Dollars	$64,491	$53,278	$11,213	21.0%
Homes ordered	140	121	19	15.7%
Avg sales price	$460.7	$440.3	$20.4	4.6%
Nevada
Dollars	N/A	$289	N/M	N/M
Homes ordered	N/A	1	N/M	N/M
Avg sales price	N/A	$289.0	N/M	N/M
West Region Totals
Dollars	$249,471	$272,811	$(23,340)	(8.6)%
Homes ordered	584	707	(123)	(17.4)%
Avg sales price	$427.2	$385.9	$41.3	10.7%
Central Region - Texas
Central Region Totals
Dollars	$240,463	$183,509	$56,954	31.0%
Homes ordered	718	641	77	12.0%
Avg sales price	$334.9	$286.3	$48.6	17.0%
East Region
Carolinas
Dollars	$43,062	$31,604	$11,458	36.3%
Homes ordered	102	77	25	32.5%
Avg sales price	$422.2	$410.4	$11.8	2.9%
Florida
Dollars	$67,891	$85,468	$(17,577)	(20.6)%
Homes ordered	180	212	(32)	(15.1)%
Avg sales price	$377.2	$403.2	$(26.0)	(6.4)%
Tennessee
Dollars	$17,548	N/A	N/M	N/M
Homes ordered	63	N/A	N/M	N/M
Avg sales price	$278.5	N/A	N/M	N/M
East Region Totals
Dollars	$128,501	$117,072	$11,429	9.8%
Homes ordered	345	289	56	19.4%
Avg sales price	$372.5	$405.1	$(32.6)	(8.0)%

(1)
Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Six Months Ended June 30,		Year over Year
	2014	2013	Chg $	Chg %
Total
Dollars	$1,173,475	$1,093,795	$79,680	7.3%
Homes ordered	3,172	3,184	(12)	(0.4)%
Avg sales price	$369.9	$343.5	$26.4	7.7%
West Region
Arizona
Dollars	$153,019	$203,391	$(50,372)	(24.8)%
Homes ordered	467	652	(185)	(28.4)%
Avg sales price	$327.7	$311.9	$15.8	5.1%
California
Dollars	$227,660	$247,192	$(19,532)	(7.9)%
Homes ordered	442	565	(123)	(21.8)%
Avg sales price	$515.1	$437.5	$77.6	17.7%
Colorado
Dollars	$119,249	$110,073	$9,176	8.3%
Homes ordered	264	262	2	0.8%
Avg sales price	$451.7	$420.1	$31.6	7.5%
Nevada
Dollars	N/A	$5,795	N/M	N/M
Homes ordered	N/A	24	N/M	N/M
Avg sales price	N/A	$241.5	N/M	N/M
West Region Totals
Dollars	$499,928	$566,451	$(66,523)	(11.7)%
Homes ordered	1,173	1,503	(330)	(22.0)%
Avg sales price	$426.2	$376.9	$49.3	13.1%
Central Region - Texas
Central Region Totals
Dollars	$432,694	$314,639	$118,055	37.5%
Homes ordered	1,352	1,144	208	18.2%
Avg sales price	$320.0	$275.0	$45.0	16.4%
East Region
Carolinas
Dollars	$77,081	$58,490	$18,591	31.8%
Homes ordered	183	146	37	25.3%
Avg sales price	$421.2	$400.6	$20.6	5.1%
Florida
Dollars	$132,506	$154,215	$(21,709)	(14.1)%
Homes ordered	353	391	(38)	(9.7)%
Avg sales price	$375.4	$394.4	$(19.0)	(4.8)%
Tennessee
Dollars	$31,266	N/A	N/M	N/M
Homes ordered	111	N/A	N/M	N/M
Avg sales price	$281.7	N/A	N/M	N/M
East Region Totals
Dollars	$240,853	$212,705	$28,148	13.2%
Homes ordered	647	537	110	20.5%
Avg sales price	$372.3	$396.1	$(23.8)	(6.0)%

	Three Months Ended June 30,
	2014		2013
	Beginning	Ending	Beginning	Ending
Active Communities
Total	189	175	168	165
West Region
Arizona	41	42	40	36
California	17	15	15	13
Colorado	13	13	11	12
Nevada	—	—	—	—
West Region Total	71	70	66	61
Central Region - Texas	77	69	69	71
Central Region Total	77	69	69	71
East Region
Carolinas	18	13	11	13
Florida	17	18	22	20
Tennessee	6	5	—	—
East Region Total	41	36	33	33

	Six Months Ended June 30,
	2014		2013
	Beginning	Ending	Beginning	Ending
Active Communities
Total	188	175	158	165
West Region
Arizona	40	42	38	36
California	22	15	17	13
Colorado	14	13	12	12
Nevada	—	—	1	—
West Region Total	76	70	68	61
Central Region - Texas	70	69	65	71
Central Region Total	70	69	65	71
East Region
Carolinas	17	13	7	13
Florida	20	18	18	20
Tennessee	5	5	—	—
East Region Total	42	36	25	33

	Three Months Ended June 30,		Six Months Ended June 30,
Cancellation Rates (1)	2014	2013	2014	2013
Total	13%	11%	13%	11%
West Region
Arizona	12%	13%	13%	11%
California	14%	11%	15%	11%
Colorado	10%	10%	12%	8%
Nevada	N/A	50%	N/A	11%
West Region Total	12%	12%	13%	10%
Central Region - Texas	14%	12%	14%	14%
Central Region Total	14%	12%	14%	14%
East Region
Carolinas	11%	6%	11%	6%
Florida	14%	8%	12%	9%
Tennessee	3%	N/A	3%	N/A
East Region Total	11%	7%	10%	8%

(1) Cancellation rates are computed as the number of canceled units for the period divided by the gross order units for the same period.

Order Backlog (1)

	At June 30,		Year over Year
	2014	2013	Chg $	Chg %
Total
Dollars	$951,568	$806,311	$145,257	18.0%
Homes in backlog	2,548	2,283	265	11.6%
Avg sales price	$373.5	$353.2	$20.3	5.7%
West Region
Arizona
Dollars	$93,870	$147,322	$(53,452)	(36.3)%
Homes in backlog	282	458	(176)	(38.4)%
Avg sales price	$332.9	$321.7	$11.2	3.5%
California
Dollars	$160,129	$156,320	$3,809	2.4%
Homes in backlog	317	355	(38)	(10.7)%
Avg sales price	$505.1	$440.3	$64.8	14.7%
Colorado
Dollars	$119,419	$90,957	$28,462	31.3%
Homes in backlog	262	210	52	24.8%
Avg sales price	$455.8	$433.1	$22.7	5.2%
Nevada
Dollars	N/A	$245	N/M	N/M
Homes in backlog	N/A	1	N/M	N/M
Avg sales price	N/A	$245.0	N/M	N/M
West Region Totals
Dollars	$373,418	$394,844	$(21,426)	(5.4)%
Homes in backlog	861	1,024	(163)	(15.9)%
Avg sales price	$433.7	$385.6	$48.1	12.5%
Central Region - Texas
Central Region Totals
Dollars	$400,588	$239,281	$161,307	67.4%
Homes in backlog	1,217	841	376	44.7%
Avg sales price	$329.2	$284.5	$44.7	15.7%
East Region
Carolinas
Dollars	$61,593	$42,343	$19,250	45.5%
Homes in backlog	147	104	43	41.3%
Avg sales price	$419.0	$407.1	$11.9	2.9%
Florida
Dollars	$93,949	$129,843	$(35,894)	(27.6)%
Homes in backlog	243	314	(71)	(22.6)%
Avg sales price	$386.6	$413.5	$(26.9)	(6.5)%
Tennessee
Dollars	$22,020	N/A	N/M	N/M
Homes in backlog	80	N/A	N/M	N/M
Avg sales price	$275.3	N/A	N/M	N/M
East Region Totals
Dollars	$177,562	$172,186	$5,376	3.1%
Homes in backlog	470	418	52	12.4%
Avg sales price	$377.8	$411.9	$(34.1)	(8.3)%

(1)	Our backlog represented net orders that have not yet closed.

Operating Results
Companywide. Home closings revenue for the three months ended June 30, 2014 increased 15.3% to $502.8 million on 1,368 units when compared to the prior year, due to a 47-unit increase in units closed and an 11.3% increase in average closing price. Home orders were relatively flat at 1,647 units for the quarter ended June 30, 2014 up ten units from the same period in 2013, although the order value was boosted by an increased average sales price of $25,200, or 7.2%. The results year over year for orders were difficult comparatively, as the first half of 2013 posted particularly strong orders with 48.6% and 21.0% increases over 2012 in order dollars and units, respectively. Sales pace of orders per average active community dropped to 9.0 versus 9.8 in 2013, mainly driven by the normalizing of the California market and a softening Arizona market. We ended June 30, 2014 with an increased active community count of 175 communities as compared to 165 at June 30, 2013, however that represents a 3.4% drop in average active communities from the first quarter of the year due to governmental plan approval delays impacting community opening dates, which are now slated for third and fourth quarter openings. We are continually focused on growing actively selling communities in desirable locations and we expect that the significant investments we have made in our land pipeline will allow us to increase that count as we progress throughout the year and into 2015. The results for the three months ended June 30, 2014 generated a 265-unit, or 11.6%, increase in our ending backlog with 2,548 homes as compared to 2,283 homes at June 30, 2013. Additionally, the value of orders in backlog at June 30, 2014 increased 18.0% due to a $20,300 or 5.7% improvement in average sales price versus the same period a year ago.
Closed units for the six months ended June 30, 2014 increased 104 homes or 4.4% over the same period in 2013. Order units of 3,172 in the first six months of 2014 decreased slightly by 12 units as compared to 3,184 in the same period in 2013, offset by a $26,400, or 7.7% increase in average sales price, reflecting the shift in focus to profitability over volume.
West. In the three months ended June 30, 2014, home closings decreased to 552 units, a drop of 17.5% or 117 units over prior year, partially offset by an average sales price increase of 14.0%, ending the 2014 period with closings revenue of $232.0 million, a decrease of 6.0% from 2013. The Region had a 123-unit decrease in orders partially offset by a $41,300 increase in average sales price, resulting in a net decrease in order dollar value of 8.6% or $23.3 million. The increase in average sales price is a result of our community locations with higher-priced homes that have also had successive periods of price increases throughout 2013, although demand has slowed from the prior year as evidenced by the decrease in units. These results led to ending backlog in the Region valued at $373.4 million on 861 units, a $21.4 million or 5.4% decrease over the same period in the prior year. The decline in second quarter year-over-year comparisons on orders in the Region is largely the result of a return to more normalized demand levels in California coupled with a general slowdown in demand in Arizona markets. The prior year results for individual states in the West region reflected strong growth in orders, orders pace and average sales prices, providing a difficult comparative base for 2014 results, as discussed below.

Our orders per average active community in the Region was 8.3 units for the three months ended June 30, 2014 representing a decrease of 25.6% over the prior year, largely due to the exceptional and unsustainable demand the California market experienced in 2013 of 17.9 orders per average community. Although California orders pace did decline from 2013, that market is still performing at the highest pace of all of our markets with 12.8 orders per average community in the second quarter of 2014. We plan to continue to capitalize on the strong demand the California market is generating by strategically increasing our active community count there throughout the year. Orders in Arizona have moderated in recent quarters and home prices there have begun to follow suit. Our orders pace in Arizona was noticeably softer throughout the second quarter declining to 5.8 as compared to the second quarter of 2013 with 8.8 orders per average community. A 2.3% increase in our average sales price offset some of that decline, but overall order value was down 26.8% year over year. We have recently initiated limited price decreases and incentives to encourage buyers to purchase homes but we still believe the fundamentals in the Arizona market are strong in the long-run. We believe the current operating results in Arizona are due to the rapid appreciation the state experienced in 2013 in both demand and average sales prices. Colorado is the only state in the Region with improved orders year-over-year in the second quarter of 2014 coupled with continued growth in average sales prices leading to an overall $11.2 million increase in order value on 19 additional units. Colorado has increased its contribution to overall results in the Region to 24.0% of total order volume from 17.1% in 2013 helping offset declines in California and Arizona and aiding the overall average sales price growth the Region continues to experience.

Similar to the quarterly 2014 activity and for similar reasons noted above, the six months ended June 30, 2014, home closings in our West Region decreased 182 units to 1,017 closings, a decline that was nearly offset by a $57,700 increase in average sales price resulting in a net 1.5% decrease in home closing revenue as compared to the same period in 2013. Orders in the first six months of 2014 decreased 330 units or 22.0%, which, consistent with the quarterly results, was partially offset by a 13.1% average sales price growth, resulting in a net decrease of $66.5 million or 11.7% in order value over the same period in 2013.
Central. The Central Region, made up of our Texas markets, led the Company in second quarter closing revenue and revenue growth with 524 units totaling $159.6 million in revenue in the three months ended June 30, 2014, 16.7% and 36.4% increases in units and dollars, respectively, as compared to those reported in the same period in 2013. The Region also experienced a 12.0% increase in orders to 718 units as compared to 641 units for the same period a year ago. The orders increases were achieved due to a an increase in our average active community count of 4.3% over June 30, 2013 and by our 9.8 orders per average community, representing a 6.5% increase over the prior year. The Central Region's increase in orders in the three months ended June 30 2014, aided by a $48,600 average sales price increase, contributed to a higher-ending backlog value of $400.6 million, an increase of $161.3 million or 67.4% as compared to the same period a year ago. A generally improving economy in the Texas markets, community placement and more actively selling communities are largely credited for the year-over-year gains.
Year to date, the Region's revenues were $277.8 million on closings volume of 927 units, $70.1 million higher revenue than the same period in the prior year, making Texas the state with the largest year-to-date revenue gain in the Company. The 208-unit and $118.1 million increases in orders in the first six months of 2014 mirror the gains experienced in the second quarter. Improvements in the general economy and our new product line up both contributed to our year-to-date gains.
East. Our East Region continues to benefit from year-over-year revenue growth, generating 292 closings with $111.3 million of home closing revenue in the second quarter of 2014, 43.8% and 53.6% increases, respectively, from the same period in 2013. The Region also reported higher results in orders year over year generating $11.4 million of additional order dollars, due to a 19.4% increase in units, partially offset by a $32,600 or 8.0% decrease in average sales prices from 2013. This decrease in prices is mainly attributable to our new operations in Nashville, where our current product offering is smaller and accordingly average sales prices are lower than the other markets in the East Region, as Tennessee contributed 18.3% of the Region's orders with current average sales prices approximately $100,000 less than the other states in the Region. To a lesser extent, the dip in average sales prices in Florida impacted the Region's overall results and is mainly the result of our mix of communities. Sales pace in the Region increased slightly year over year to 9.0, along with a 16.7% increase in number of average selling communities. The Region ended the quarter with a 52-unit and $5.4 million increase in ending backlog, 12.4% and 3.1% gains, respectively. The Florida market was the largest contributor to the Region's results, although operations in the Carolinas contributed 89 units, or $36.1 million in closings and 102 units, or $43.1 million, in order volume from 15.5 average actively-selling communities during the second quarter of 2014. Tennessee operations contributed 48 closings valued at $14.4 million and 63 orders valued at $17.5 million, ending the quarter with 80 units in backlog valued at $22.0 million with no comparable results in 2013. The Tennessee market is proving to be a significant contributor to the Region, accounting for 37.1% and 53.9% of the Region's year over year growth in revenue and closing units, respectively, and 153.5% and 112.5% of the year over year growth in order value and units, respectively, in the second quarter of 2014.

The Region's home closings for the six months ended June 30, 2014 increased 162 units, or 43.7% over the same period in 2013. This generated total home closing revenue of $207.2 million for the six months ended June 30, 2014, a 60.8% increase over the same period a year ago. Year-to-date orders and order value increased 20.5% and 13.2%, respectively, to 647 units as compared to the same period in 2013. The increasing volume that the new markets in this Region are contributing, coupled with the same factors that impacted the second quarter performance helped to generate these positive year-to-date results.

Land Closing Revenue and Gross Profit
From time to time, we sell certain land parcels to other homebuilders, developers or investors if we believe the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify or divest our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $2.8 and $5.4 million for the three and six months ending June 30, 2014, respectively, as compared to $13.9 million and $19.6 million for the three and six months ending June 30, 2013, respectively.

Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit
Total	$109,961	21.9%	$93,605	21.5%	$202,560	22.3%	$157,965	20.6%

West	$50,234	21.7%	$57,685	23.4%	$97,495	23.0%	$96,313	22.4%

Central	$35,964	22.5%	$21,535	18.4%	$60,536	21.8%	$36,657	17.7%

East	$23,763	21.4%	$14,385	19.9%	$44,529	21.5%	$24,995	19.4%

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
Home closing gross margin increased to 21.9% and 22.3% for the three and six months ended June 30, 2014, respectively, as compared to 21.5% and 20.6% for the three and six months ended June 30, 2013, respectively. The second quarter's 40-basis-point and year-to-date 170-basis-point improvements in home closing gross profit represents our success in maintaining and, in certain markets increasing, gross profit due to price increases from orders in the latter part of 2013 offset partially by some direct cost increases experienced in the homebuilding industry coupled with rising land costs as we are experiencing a higher percentage of closings from post-downturn land purchases. Sequentially, we experienced a 90-basis point decrease in gross margin, largely as a result of the increased land costs as our sales price appreciation has begun to moderate due to slower market conditions in certain areas.
West. Our West Region experienced a decline in home closing gross margin in the second quarter to 21.7% for the three months ended June 30, 2014 from 23.4% in the same period of 2013, largely the result of the slowdown in price appreciation and demand as compared to the 2013 results that produced significant year-over-year gains. Year-to-date gross margin results for the West Region saw a slight improvement from 22.4% in 2013 to 23.0% in 2014, mostly related to the price increases in the latter half of 2013 that closed the first portion of 2014. Gross margins in the West Region declined as anticipated sequentially from the 24.7% as reported in the first quarter of 2014. This decline is mainly due to the recent softening in some markets in this Region coupled with rising land costs. We expect gross margins to stabilize or potentially decrease somewhat in the short term, particularly in markets such as Arizona where pricing power is limited and we are offering incentives in certain sub-markets in order to increase orders.
Central. The Central Region’s 22.5% home closing gross margin was the highest for the Company for the three months ended June 30, 2014, increasing 410 basis points from 18.4% for the same period of 2013. The Region's year-to-date results also reported a 410-basis-point improvement to 21.8% for the six months ended June 30, 2014. These increases, which we began realizing in the latter part of 2013, are mostly due to strong buyer confidence coupled with our shift in product offering in new and desirable locations that are generating increased demand which is allowing us to initiate sales price increases.
East. The East Region reported home closing gross margins of 21.4% for the three months ended June 30, 2014 as compared to 19.9% for the same period in the prior year. We continue to focus on cost containment measures, opening superior community locations and implementing strategic sales price increases, which collectively have led to the 150-basis-point margin improvement from the second quarter of 2013. Similarly, the Region also saw a 210-basis-point improvement in year-to-date gross margins, reporting 21.5% in 2014 as compared to 19.4% in the prior year.

Financial Services Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Financial Services Profit	$3,617	$4,165	$6,642	$7,221
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of pre-tax earnings from mortgage and title joint ventures. Carefree Title is now fully operational in all applicable markets, thereby replacing our joint venture title operations and associated income. We are beginning to see some decline in the performance of our mortgage joint venture results due to the tightening of the credit market, which has made the mortgage industry more competitive than in prior years, resulting in a reduction in capture rate and per-loan profitability for our mortgage joint venture.
Selling, General and Administrative Expenses and Other Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Commissions and Other Sales Costs
Dollars	$36,105	$31,180	$67,039	$57,059
Percent of home closing revenue	7.2%	7.2%	7.4%	7.4%
General and Administrative Expenses
Dollars	$24,571	$22,451	$46,242	$42,175
Percent of total closing revenue	4.9%	5.0%	5.1%	5.4%
Interest Expense
Dollars	$1,396	$4,523	$4,109	$9,651
Other Income, Net
Dollars	$3,749	$685	$4,397	$1,155
Loss on Early Extinguishment of Debt
Dollars	$—	$3,096	$—	$3,796
Provision for Income Taxes
Dollars	$20,157	$10,389	$34,538	$14,823

Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. As anticipated with higher homebuilding revenues, commissions and other sales costs increased by $4.9 million and $10.0 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013; however, as a percentage of home closing revenue, these costs were flat at 7.2% and 7.4% for the three and six months ended, respectively in both 2014 and 2013. The consistent ratio in these costs year over year is due to the variable nature of these costs, primarily comprised of commissions, which fluctuate with revenue.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased year over year to $24.6 million for the three months ended June 30, 2014 as compared to $22.5 million for the three months ended June 30, 2013. The increase in dollars incurred is mainly due to increased compensation costs driven by additional staffing volumes as well as overhead costs incurred in newer markets, such as Nashville, which had no comparable 2013 costs. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels. Due to the improved operating leverage, these expenses decreased to 4.9% of total revenue for the three months ended June 30, 2014, as compared to 5.0% for the same period in 2013. Year-to-date general and administrative costs also had dollar increases but decreased as a percentage of revenue.

Interest Expense
Interest expense is comprised of interest incurred but not capitalized. For the three months ended June 30, 2014, our non-capitalizable interest expense was $1.4 million as compared to $4.5 million for the same period in the prior year and $4.1 million for the six months ended June 30, 2014 versus $9.7 million in 2013. The decrease in expense year over year both for the second quarter and year to date is a result of a higher amount of assets under development included in our inventory that qualify for interest capitalization.

Other Income, Net
Other income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) payments and awards related to legal settlements. Other income, net, was higher for both the three and six months ended June 30, 2014 as compared to the same periods in the prior year primarily due to the net positive impact of several legal settlements in 2014.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three and six months ended June 30, 2013 is attributable to the charges associated with the redemption of our 2017 senior subordinated notes. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the notes. There were no such debt extinguishment charges for the three or six months ended June 30, 2014.
Income Taxes
During the three and six months ended June 30, 2014, we reported an effective tax rate of 36.5% and 36.4%, respectively, compared to 27.0% and 26.9% for the same periods in 2013. The lower rate in 2013 is attributable to the benefit of energy tax credits, the homebuilder manufacturing deduction, and a partial reversal of the state valuation allowance on our deferred tax assets during 2013.
Liquidity and Capital Resources
We ended the second quarter with $290.6 million of cash and cash equivalents and investments and securities, a $73.2 million decrease from December 31, 2013. Our principal uses of capital for the six months ended June 30, 2014 were home construction and land development, the acquisition of new and strategic lot and land positions, operating expenses and the payment of routine liabilities. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on generating strong margins in our homebuilding operations and acquiring desirable land positions in order to maintain a healthy balance sheet and keep us poised for growth.

Operating Cash Flow Activities
During the six months ended June 30, 2014 and June 30, 2013, net cash used in operations totaled $174.7 million and $19.5 million, respectively. The first six months of 2014 results benefited from cash generated by the $60.5 million in net income, offset mainly by the $234.9 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction. Home inventory spending nearly doubled in the first six months of 2014 as compared to the same period in 2013, as we started a higher number of spec homes in order to have an adequate supply of quick move-in homes available and increased land and land development spending as we are buying more unfinished or partially finished lots as well as our strategic increases in land spending in order to have a supply of land to grow our active community count.
The near break-even of operating cash flows in the first six months of 2013 was primarily driven by the $40.2 million in net income and the $48.7 million increase in accounts payable and accrued liabilities offset by the $114.0 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction.
Investing Cash Flow Activities
During the six months ended June 30, 2014, net cash provided by investing activities totaled $17.8 million as compared to net cash used in investing activities of $16.0 million for the same period in 2013. Cash provided by investing activities in the first six months of 2014 is mainly attributable to the difference between the $65.4 million in maturities and $35.6 million in purchases of new investments and securities comprised of treasury securities and treasury-backed investments coupled with cash outlays related to purchases of property and equipment of $11.9 million.

Net cash used in investing activities in the first six months of 2013 primarily related to the maturities and purchases of investments and securities of $71.0 million and $76.9 million, respectively.
Financing Cash Flow Activities
During the six months ended June 30, 2014, net cash provided by financing activities totaled $113.3 million as compared to $83.1 million for the same period in 2013. The net increase in financing cash in the six months ended June 30, 2014 is primarily the net result of proceeds received in connection with our issuance of common stock in January 2014.

The net increase in financing cash during the first six months ended June 30, 2013 was related to our issuance of $175.0 million in senior notes reduced by a tender of $102.8 million of our 2017 senior subordinated notes.

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

During the second quarter of 2014, we closed 1,368 homes, purchased approximately 1,200 lots for $63.3 million, spent $78.6 million on land development, and started 1,746 homes. In addition, we spent $4.4 million on deposits to enter into option agreements for lots with land bankers in the second quarter of 2014. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially-finished lots than in recent years. As a means of accessing parcels of land with minimal cash outlay, we have increased our use of rolling option contracts through land banking arrangements. Such arrangements provide us greater cash leveraging and a way of controlling lot inventory through purchasing lots based on predetermined schedules that are structured to mirror our forecasted pace of home construction starts. (See Notes 1 and 3 to the unaudited consolidated financial statements for additional information regarding land contract deposits and their associated committed cash).
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In the second quarter of 2014, we increased the capacity of the unsecured revolving credit facility to $400 million (See Note 5 to these unaudited consolidated financial statements for additional information).
We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes.
In addition to expanding our business in existing markets, we continue to explore strategic opportunities to expand outside of our existing markets. Accordingly, over the past several years, we have increased our presence in the East by entering the Raleigh-Durham and Charlotte, North Carolina markets, the Tampa, Florida market and we entered the Nashville, Tennessee market through our August 2013 purchase of Phillips Builders. Most recently, we also entered into a purchase contract with Legendary Communities in July 2014 that upon closing will provide us entry into the Atlanta, Georgia and Greenville-Spartanburg, South Carolina markets and will increase our presence in Charlotte, North Carolina. These opportunities expanded our footprint into new markets with positive growth potential. See Note 14 for additional information related to the Legendary Communities purchase contract.
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
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At June 30, 2014	At December 31, 2013
Senior and senior convertible notes	$904,771	$905,055
Stockholders’ equity	1,020,319	841,392
Total capital	$1,925,090	$1,746,447
Debt-to-capital (1)	47.0%	51.8%
Senior and senior convertible notes	$904,771	$905,055
Less: cash and cash equivalents, and investments and securities	(290,574)	(363,823)
Net debt	614,197	541,232
Stockholders’ equity	1,020,319	841,392
Total capital	$1,634,516	$1,382,624
Net debt-to-capital (2)	37.6%	39.1%

(1)	Debt-to-capital is computed as senior and senior convertible notes divided by the aggregate of total senior and senior convertible notes and stockholders’ equity.

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

Credit Facility Covenants
We were in compliance with all Credit Facility covenants as of June 30, 2014. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We had no borrowings drawn on the facility during the six months ended June 30, 2014. Our actual financial covenant calculations as of June 30, 2014 are reflected in the table below:

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $687,886	$994,006
Leverage Ratio	< 60%	33%
Interest Coverage Ratio (1)	> 1.50	5.11
Minimum Liquidity (1)	> $54,422	$663,831
Investments other than defined permitted investments	< $318,202	$9,903
(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Off-Balance Sheet Arrangements
The information in Notes 1, 3, 4 and 13 in the accompanying notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; the benefits of our land acquisition strategy and structures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt or guarantee agreements; expectations regarding our industry and our business for the remainder of 2014 and beyond; our land and lot acquisition strategy including its benefits and our expansion plans relating to new markets; demographic and other trends related to the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings (including the joint venture litigation relating to the South Edge joint venture) we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; the impact of new accounting standards and changes in accounting estimates; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit, revenues, net earnings, number, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts and the impact of seasonality and changes in interest rates; and our closing of the pending Legendary Communities transaction
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; fluctuations in the availability and cost of labor; changes in tax laws that adversely impact our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; weakness in the homebuilding market resulting from an unexpected setback in the current economic recovery; inflation in the cost of materials used to construct homes; the adverse effect of slower order absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; a change in the feasibility of projects under option or contract that could result in the write-off of option deposits; our potential exposure to natural disasters; competition; the adverse impacts of cancellations resulting from small deposits relating to our sales contracts; construction defect and home warranty claims; adverse legal rulings; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; the loss of key personnel; changes in or our failure to comply with laws and regulations; our lack of geographic diversification; fluctuations in quarterly operating results; our financial leverage and level of indebtedness and our ability to take certain actions because of restrictions contained in the indentures for our senior notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of past and future acquisitions; our compliance with government regulations and the effect of legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our "Green" technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors,” which can be found on our website.
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
As of June 30, 2014 all of our debt is fixed rate and is made up of our $175.0 million in principal of our 4.50% senior notes due 2018, $300.0 million in principal of our 7.15% senior notes due 2020, $300.0 million in principal of our 7.00% senior notes due 2022 and $126.5 million in principal of our 1.875% convertible senior notes due 2032. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt. See Note 5 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.
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
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranties and indemnities provided by our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are not any pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the six months ended June 30, 2014.
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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 21, 2007

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 24, 2008

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 18, 2011

4.1	Second Supplemental Indenture (re 4.50% Senior Notes due 2018)	Filed herewith

4.2	Third Supplemental Indenture (re 4.50% Senior Notes due 2018)	Filed herewith

4.3	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Filed herewith

4.4	Seventh Supplemental Indenture (re 7.15% Senior Notes due 2020)	Filed herewith

4.5	Third Supplemental Indenture (re 7.00% Senior Notes due 2022)	Filed herewith

4.6	Fourth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Filed herewith

4.7	Supplemental Indenture No. 3 (re 1.875% Convertible Senior Notes due 2032)	Filed herewith

4.8	Supplemental Indenture No. 4 (re 1.875% Convertible Senior Notes due 2032)	Filed herewith

10.1	Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 16, 2014
10.2	Asset Purchase Agreement dated July 10, 2014 re the Acquisition of Legendary Communities*	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 14, 2014

10.3	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan+	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders

10.4	Meritage Homes Corporation Executive Management Incentive Plan+	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

*             Confidential information on this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

+             Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of July 2014.

MERITAGE HOMES CORPORATION,
a Maryland corporation

By:	/s/	LARRY W. SEAY
Larry W. Seay
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Second Supplemental Indenture (re 4.50% Senior Notes due 2018)

4.2	Third Supplemental Indenture (re 4.50% Senior Notes due 2018)

4.3	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)

4.4	Seventh Supplemental Indenture (re 7.15% Senior Notes due 2020)

4.5	Third Supplemental Indenture (re 7.00% Senior Notes due 2022)

4.6	Fourth Supplemental Indenture (re 7.00% Senior Notes due 2022)

4.7	Supplemental Indenture No. 3 (re 1.875% Convertible Senior Notes due 2032)

4.8	Supplemental Indenture No. 4 (re 1.875% Convertible Senior Notes due 2032)

10.1	Amended and Restated Credit Agreement

10.2	Asset Purchase Agreement dated July 10, 2014 re the Acquisition of Legendary Communities

10.3	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan

10.4	Meritage Homes Corporation Executive Management Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.