Form 10-Q
period 2014-09-30
Meritage Homes CORP
filed 2014-10-31
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 29, 2014: 39,125,006

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$84,105	$274,136
Investments and securities	9,857	89,687
Other receivables	56,178	38,983
Real estate	1,865,051	1,405,299
Real estate not owned	4,999	289
Deposits on real estate under option or contract	80,263	51,595
Investments in unconsolidated entities	9,900	11,638
Property and equipment, net	31,979	22,099
Deferred tax asset	65,538	70,404
Prepaids, other assets and goodwill	64,942	39,231
Total assets	$2,272,812	$2,003,361
Liabilities:
Accounts payable	$105,068	$68,018
Accrued liabilities	168,584	166,611
Home sale deposits	33,535	21,996
Liabilities related to real estate not owned	4,299	289
Senior, convertible senior notes and other borrowings	904,629	905,055
Total liabilities	1,216,115	1,161,969
Stockholders’ Equity:
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,125,006 and 36,244,071 shares at September 30, 2014 and December 31, 2013, respectively	391	362
Additional paid-in capital	535,204	412,961
Retained earnings	521,102	428,069
Total stockholders’ equity	1,056,697	841,392
Total liabilities and stockholders’ equity	$2,272,812	$2,003,361
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Homebuilding:
Home closing revenue	$545,524	$483,147	$1,454,103	$1,249,897
Land closing revenue	11,252	8,933	16,622	28,568
Total closing revenue	556,776	492,080	1,470,725	1,278,465
Cost of home closings	(434,286)	(372,772)	(1,140,305)	(981,557)
Cost of land closings	(11,729)	(6,126)	(18,084)	(24,139)
Total cost of closings	(446,015)	(378,898)	(1,158,389)	(1,005,696)
Home closing gross profit	111,238	110,375	313,798	268,340
Land closing gross (loss)/profit	(477)	2,807	(1,462)	4,429
Total closing gross profit	110,761	113,182	312,336	272,769
Financial Services:
Revenue	2,749	1,684	7,099	3,960
Expense	(1,238)	(901)	(3,444)	(2,229)
Earnings from financial services unconsolidated entities and other, net	2,783	3,511	7,281	9,784
Financial services profit	4,294	4,294	10,936	11,515
Commissions and other sales costs	(40,211)	(33,467)	(107,250)	(90,526)
General and administrative expenses	(29,218)	(24,412)	(75,460)	(66,587)
(Loss)/earnings from other unconsolidated entities, net	(134)	46	(364)	(229)
Interest expense	(460)	(3,462)	(4,569)	(13,113)
Other income, net	1,998	605	6,395	1,760
Loss on early extinguishment of debt	—	—	—	(3,796)
Earnings before income taxes	47,030	56,786	142,024	111,793
Provision for income taxes	(14,453)	(18,595)	(48,991)	(33,418)
Net earnings	$32,577	$38,191	$93,033	$78,375
Earnings per common share:
Basic	$0.83	$1.05	$2.39	$2.17
Diluted	$0.79	$0.99	$2.27	$2.05
Weighted average number of shares:
Basic	39,123	36,226	38,977	36,060
Diluted	41,656	38,865	41,564	38,771

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$93,033	$78,375
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,154	7,169
Stock-based compensation	9,035	7,040
Loss on early extinguishment of debt	—	3,796
Excess income tax benefit from stock-based awards	(2,197)	(1,733)
Equity in earnings from unconsolidated entities	(6,917)	(9,555)
Deferred tax asset valuation benefit	—	(4,614)
Distributions of earnings from unconsolidated entities	8,784	10,796
Other	8,361	3,071
Changes in assets and liabilities:
Increase in real estate	(350,868)	(221,668)
Increase in deposits on real estate under option or contract	(27,552)	(20,425)
Increase in receivables and prepaid expenses and other assets	(19,502)	(14,224)
Increase in accounts payable and accrued liabilities	34,501	106,862
Increase in home sale deposits	9,015	15,584
Net cash used in operating activities	(236,153)	(39,526)
Cash flows from investing activities:
Investments in unconsolidated entities	(245)	(107)
Distributions of capital from unconsolidated entities	—	79
Purchases of property and equipment	(16,367)	(9,717)
Proceeds from sales of property and equipment	173	39
Maturities of investments and securities	115,584	132,900
Payments to purchase investments and securities	(35,697)	(139,672)
Cash paid for acquisitions	(130,677)	(18,379)
Increase in restricted cash	—	(1,966)
Net cash used in investing activities	(67,229)	(36,823)
Cash flows from financing activities:
Repayment of senior subordinated notes	—	(102,822)
Proceeds from issuance of senior notes	—	175,000
Debt issuance costs	—	(1,403)
Excess income tax benefit from stock-based awards	2,197	1,733
Non-controlling interest acquisition	—	(257)
Proceeds from issuance of common stock, net	110,420	—
Proceeds from stock option exercises	734	11,225
Net cash provided by financing activities	113,351	83,476
Net (decrease)/increase in cash and cash equivalents	(190,031)	7,127
Cash and cash equivalents at beginning of period	274,136	170,457
Cash and cash equivalents at end of period	$84,105	$177,584

See supplemental disclosures of cash flow information at Note 12.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family detached homes based on the number of home closings. We primarily build in the historically high-growth regions of the western, southern and southeastern United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, Texas, California, Colorado, Florida, North Carolina, South Carolina, Georgia and Tennessee. In August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets through the acquisition of the homebuilding assets and operations of Legendary Communities ("Legendary"). With this acquisition, we acquired control of approximately 4,800 lots, of which 700 are owned and 4,100 are under option contracts with third parties. The acquisition of Legendary contributed 185 units to our backlog as of September 30, 2014. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we operate under the Phillips Builders brand, and in the Atlanta and Greenville markets where we currently operate under the Legendary Communities brand. We also operate as Monterey Homes in some markets. At September 30, 2014, we were actively selling homes in 225 communities, with base prices ranging from approximately $127,000 to $859,000.
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

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $36.9 million and $26.4 million are included in cash and cash equivalents at September 30, 2014 and December 31, 2013, respectively. Included in our cash and cash equivalents balance as of September 30, 2014 and December 31, 2013 are $0.3 million and $68.3 million, respectively, of money market funds that are invested in short term (three months or less) U.S. government securities.
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
Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the location and size of the community, the sales absorption rate and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving a small number of finished lots may be shorter.
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
Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $80.3 million and $51.6 million as of September 30, 2014 and December 31, 2013, respectively.
Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on at least an annual basis through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable.
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
Surety Bonds and Letters of Credit. We may provide letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. We may also utilize surety bonds to guarantee our performance of certain development and construction activities. Surety bonds are generally posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. Bonds are generally not released until all development activities under the applicable bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon.
The table below outlines our surety bond and letter of credit obligations (in thousands):

	At September 30, 2014		At December 31, 2013
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Surety Bonds:
Surety bonds related to joint ventures	$87	$87	$87	$87
Surety bonds related to owned projects and lots under contract	249,510	95,778	191,742	86,115
Total surety bonds	$249,597	$95,865	$191,829	$86,202
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$1,200	N/A	$1,685	N/A
LOCs for land development	18,586	N/A	35,883	N/A
LOCs for general corporate operations	4,500	N/A	4,500	N/A
Total LOCs	$24,286	N/A	$42,068	N/A
Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	At September 30, 2014	At December 31, 2013
Accruals related to real-estate development and construction activities	$38,463	$29,992
Payroll and other benefits	34,942	36,232
Accrued taxes	12,878	22,902
Warranty reserves	21,454	21,971
Legal reserves	15,747	16,463
Real-estate notes payable (1)	16,574	15,993
Other accruals	28,526	23,058
Total	$168,584	$166,611
(1)     Reflects balance of non-recourse notes payable made in connection with land purchases.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$20,882	$21,844	$21,971	$22,064
Additions to reserve from new home deliveries	3,023	2,818	8,058	8,055
Warranty claims	(2,451)	(2,405)	(9,075)	(7,862)
Adjustments to pre-existing reserves	—	—	500	—
Balance, end of period	$21,454	$22,257	$21,454	$22,257

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
Recently Issued Accounting Pronouncements.
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending December 31, 2016.
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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At September 30, 2014	At December 31, 2013
Homes under contract under construction (1)	$440,033	$262,633
Unsold homes, completed and under construction (1)	283,883	147,889
Model homes (1)	100,027	81,541
Finished home sites and home sites under development (2)	1,041,108	913,236
	$1,865,051	$1,405,299

(1)    Includes the allocated land and land development costs associated with each lot for these homes.

(2)
Includes land held for development and land held for sale. Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we may have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

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
A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Capitalized interest, beginning of period	$44,355	$26,294	$32,992	$21,600
Interest incurred	14,695	12,508	43,333	37,876
Interest expensed	(460)	(3,462)	(4,569)	(13,113)
Interest amortized to cost of home and land closings	(8,135)	(6,342)	(21,301)	(17,365)
Capitalized interest, end of period (1)	$50,455	$28,998	$50,455	$28,998

(1)
Approximately $511,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities on our consolidated balance sheets as of September 30, 2014 and December 31, 2013.

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
In substantially all cases, the entities with which we have option agreements and their creditors have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have contracted to complete development at a fixed cost on behalf of the land owner and we bear any budget shortfalls and maintain any budget savings. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.
The table below presents a summary of our lots under option or contract at September 30, 2014 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/Earnest Money Deposits Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	70	$4,999	$700
Option contracts not recorded on balance sheet - non-refundable deposits, committed (1)	5,891	430,970	55,422
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	4,124	241,093	21,012
Purchase contracts not recorded on balance sheet — refundable deposits, committed	641	25,434	1,227
Total committed (on and off balance sheet)	10,726	702,496	78,361
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	5,048	163,581	2,602
Total lots under contract or option	15,774	$866,077	$80,963
Total option contracts not recorded on balance sheet (3)	15,704	$861,078	$80,263	(4)

(1)	Deposits are generally non-refundable except if certain contractual conditions fail or certain contractual obligations are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance option contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item Deposits on real estate under option or contract as of September 30, 2014.
Generally, our option contracts to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. The pre-established number is typically structured to approximate our expected rate of home construction starts. Purchase contracts generally involve bulk purchase terms where we purchase all or a large portion of the lots at one time and are typically short-term in nature.
NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view these ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of September 30, 2014, we had two active equity-method land development ventures.
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

(In thousands)	At September 30, 2014	At December 31, 2013
Repayment guarantees	$—	$—
Completion guarantees (1)	—	—
South Edge guarantee (2)	13,243	13,243
Total guarantees	$13,243	$13,243

(1)
As our completion guarantees are typically backed by funding from a third party, we do not believe these guarantees represent a potential cash obligation for us, as they require only non-financial performance.

(2)	See Note 14 regarding outstanding litigation related to a joint venture project known as “South Edge” or "Inspirada" and the corresponding reserves and charges we have recorded relating thereto.
Repayment Guarantees. We and/or our land development joint venture partners occasionally provide limited repayment guarantees on a pro rata basis on the debt of land development joint ventures. If such a guarantee were ever to be called or triggered, the maximum exposure to Meritage would generally be only our pro-rata share of the amount of debt outstanding that was in excess of the fair value of the underlying land securing the debt. We had no repayment guarantees as of September 30, 2014 or December 31, 2013.
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
The joint venture obligations, guarantees and indemnities discussed above are generally provided by us or our subsidiaries. In joint ventures involving other homebuilders or developers, support for these obligations is generally provided by the parent companies of the joint venture partners. Upon the occurrence of specific events, we may accrue for any such commitments where we believe our obligation to pay is probable and can be reasonably estimated. In such situations, our accrual would represent the portion of the total joint venture obligation related to our relative ownership percentage. Except as noted above and in Note 14 to these unaudited consolidated financial statements, as of September 30, 2014 and December 31, 2013, we did not have any such reserves.
We also participate in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this joint venture as of September 30, 2014 and December 31, 2013 was $1.3 million and $2.9 million, respectively. Prior year balances included investments in wind down title joint ventures that are no longer in operation.
The joint venture financial information below represent the most recent information available to us.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At September 30, 2014	At December 31, 2013
Assets:
Cash	$4,759	$7,299
Real estate	34,445	34,949
Other assets	2,807	3,067
Total assets	$42,011	$45,315
Liabilities and equity:
Accounts payable and other liabilities	$4,349	$2,889
Notes and mortgages payable	13,347	13,453
Equity of:
Meritage (1)	7,838	10,332
Other	16,477	18,641
Total liabilities and equity	$42,011	$45,315

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$7,982	$8,975	$19,905	$25,373
Costs and expenses	(3,744)	(3,256)	(9,609)	(9,466)
Net earnings of unconsolidated entities	$4,238	$5,719	$10,296	$15,907
Meritage’s share of pre-tax earnings (1)(2)	$2,649	$3,578	$6,917	$9,583

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

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Loss from other unconsolidated entities, net on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, one mortgage venture and various inactive ventures in which we have a total investment of $9.9 million. As of September 30, 2014, we believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — SENIOR, CONVERTIBLE SENIOR NOTES AND OTHER BORROWINGS

Senior, convertible senior notes and other borrowings consist of the following (in thousands):

	At September 30, 2014	At December 31, 2013
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At September 30, 2014 and December 31, 2013 there was approximately $3,129 and $3,555 in net unamortized premium, respectively	303,129	303,555
7.00% senior notes due 2022	300,000	300,000
1.875% convertible senior notes due 2032	126,500	126,500
$400 million unsecured revolving credit facility	—	—
	$904,629	$905,055
In the second quarter of 2014, we entered into an amended and restated unsecured, four year revolving credit facility (the “Credit Facility”). The Credit Facility provides for total lending commitments of up to $400 million, $200 million of which is available for letters of credit. In addition, the Credit Facility has an accordion feature under which we may increase the total commitment by a maximum aggregate amount of $100 million, subject to certain conditions, including the availability of additional bank commitments. The Credit Facility matures June 13, 2018 and amends, restates and replaces our previous $200 million unsecured revolving credit facility. No amounts were drawn under the current or previous Credit Facility as of September 30, 2014 or December 31, 2013 or at any time during the nine months ended September 30, 2014. As of September 30, 2014, we had outstanding letters of credit totaling $24.3 million issued through the Credit Facility, leaving $375.7 million under the Credit Facility available to be drawn.

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

NOTE 6 — FAIR VALUE DISCLOSURES
We account for the non-recurring fair value measurements of our non-financial assets and liabilities in accordance with ASC 820-10, Fair Value Measurement and Disclosure ("ASC 820"). This guidance defines fair value, establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:

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

		September 30, 2014		December 31, 2013
	Hierarchy	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	Level 2	$175,000	$174,563	$175,000	$174,125
7.15% senior notes	Level 2	$300,000	$322,500	$300,000	$325,500
7.00% senior notes	Level 2	$300,000	$321,750	$300,000	$318,750
1.875% convertible senior notes	Level 2	$126,500	$125,551	$126,500	$142,154
Due to the short-term nature of other financial assets and liabilities, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 7 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average number of shares outstanding	39,123	36,226	38,977	36,060
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176	2,176	2,176
Stock options and unvested restricted stock	357	463	411	535
Diluted weighted average shares outstanding	41,656	38,865	41,564	38,771

Net earnings as reported	$32,577	$38,191	$93,033	$78,375
Interest attributable to convertible senior notes, net of income taxes	378	393	1,135	1,180
Net earnings for diluted earnings per share	$32,955	38,584	$94,168	79,555
Basic earnings per share	$0.83	$1.05	$2.39	$2.17
Diluted earnings per share (1)	$0.79	$0.99	$2.27	$2.05
Antidilutive stock options not included in the calculation of diluted earnings per share	22	10	24	5

(1)	In accordance with ASC Subtopic 260-10, Earnings Per Share, we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 8 — ACQUISITIONS AND GOODWILL
Phillips Builders. In August 2013, we entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders LLC and selected assets of Phillips Development LLC ("Phillips Builders"). The purchase price was approximately $18.4 million in cash. The results of Phillips Builders operations have been included in our financial statements since September 1, 2013, the effective date of the acquisition. As a result of the transaction, we recorded approximately $10.2 million of goodwill (all of which is tax deductible) which relates to expected synergies from establishing a market presence in Tennessee and the experience and reputation of the acquired management team.
Legendary Communities. In August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets as well as increased our existing Charlotte, North Carolina presence through the acquisition of the homebuilding assets and operations of Legendary Communities ("Legendary"). The purchase price was approximately $130.7 million in cash. In addition, the agreement entitles the selling parties to an earn-out over the next three years based on operational performance. The initial estimate of the total earn-out is approximately $10.0 million. The results of Legendary operations have been included in our financial statements since August 1, 2014, the effective date of the acquisition. As a result of the transaction, we recorded approximately $22.7 million of goodwill (all of which is tax deductible) which relates to expected synergies from establishing a market presence in Georgia and South Carolina, the experience and knowledge of the acquired workforce and the capital efficient operating structure of the business acquired. The remaining basis of the $108.0 million is almost entirely comprised of the fair value of the acquired inventory with limited other assets and liabilities.
Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The acquisitions of Phillips Builders and Legendary were recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for the acquisition was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price over the fair value of the net assets of $33.0 million was recorded as goodwill, which is included in our consolidated balance sheet in Prepaids, other assets and goodwill.
A summary of changes in the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2013	$—	$—	$—	$—	$—	$—
Additions	—	—	10,247	—	—	10,247
Balance at December 31, 2013	—	—	10,247	—	—	10,247
Additions	—	—	22,715	—	—	22,715
Balance at September 30, 2014	$—	$—	$32,962	$—	$—	$32,962
Under the guidelines contained in ASC 350, we selected January 1 as the date of our annual goodwill impairment test. During 2014, we performed an analysis of qualitative factors for potential impairment of goodwill carried and determined that no impairment existed.

NOTE 9 — STOCKHOLDERS’ EQUITY
A summary of changes in shareholders’ equity is presented below (dollars in thousands):

	Nine Months Ended September 30, 2014
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2013	36,244	$362	$412,961	$428,069	$841,392
Net earnings	—	—	—	93,033	93,033
Exercise/vesting of equity awards	351	4	730	—	734
Excess income tax benefit from stock-based awards	—	—	2,197	—	2,197
Equity award compensation expense	—	—	9,035	—	9,035
Issuance of stock (1)	2,530	25	110,395	—	110,420
Other	—	—	(114)	—	(114)
Balance at September 30, 2014	39,125	$391	$535,204	$521,102	$1,056,697

	Nine Months Ended September 30, 2013
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2012	35,613	$356	$390,249	$303,605	$694,210
Net earnings	—	—	—	78,375	78,375
Exercise/vesting of equity awards	618	6	11,219	—	11,225
Excess income tax benefit from stock-based awards	—	—	1,733	—	1,733
Equity award compensation expense	—	—	7,040	—	7,040
Non-controlling interest acquisition	—	—	(257)	—	(257)
Balance at September 30, 2013	36,231	$362	$409,984	$381,980	$792,326
(1) In January 2014, we issued 2,530,000 shares of common stock in a secondary public offering, par value $0.01 per share, at a price of $45.75 per share.

NOTE 10 — STOCK-BASED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and was amended and restated effective May 2014. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 10,050,000 shares of common stock, of which 1,620,260 shares remain available for grant at September 30, 2014. The remaining shares available for grant are inclusive of a stockholder approved share increase of 1,100,000 shares that occurred at our May 2014 annual meeting of stockholders. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options granted in previous years are typically granted with a five-year ratable vesting period. Non-vested stock awards and performance-based awards granted to our executive management team and our Board of Directors are typically granted with a three-year cliff vesting. We have not granted any stock option awards since 2009.
Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation, which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award’s vesting period.

Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense	$3,771	$3,099	$9,035	$7,040
Non-vested shares granted	—	3,600	374,683	345,700
Performance-based non-vested shares granted	—	—	52,083	62,500
Stock options exercised	1,200	12,400	41,445	334,500
Restricted stock awards vested (includes performance-based awards)	2,100	2,550	309,490	283,350
The following table includes additional information regarding the Plan (dollars in thousands):

	As of
	September 30, 2014	December 31, 2013
Unrecognized stock-based compensation cost	$23,826	$17,385
Weighted average years remaining vesting period	2.38	2.18
Total equity awards outstanding (1)	1,285,301	1,317,710

(1)    Includes vested and unvested options outstanding and unvested restricted stock awards.
NOTE 11 — INCOME TAXES
Components of the income tax (provision)/benefit are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Federal	$(12,622)	$(18,153)	$(43,480)	$(33,846)
State, net of federal benefit	(1,831)	(442)	(5,511)	428
Total	$(14,453)	$(18,595)	$(48,991)	$(33,418)
The effective tax rate for the three months ended September 30, 2014 was 30.7% versus 32.7% in 2013, reflecting the benefit of energy tax credits and greater homebuilder manufacturing deductions from qualified production activities. The effective tax rate for the nine months ended September 30, 2014 was 34.5% as compared to 29.9% for the same period in the prior year. The prior year results benefited from a partial reversal of the state valuation allowance on our deferred tax assets.
At September 30, 2014 and December 31, 2013, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
In accordance with ASC 740-10, we determine our net deferred tax assets by taxing jurisdiction. We evaluate our net deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, a company's experience with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance against any of our deferred tax assets and state NOL carryovers at this time.
At September 30, 2014, we had no federal NOL carryforward benefit and no federal tax credit carryforwards and net tax benefits for state NOL carryforwards of approximately $7.2 million that expire at various times from 2014 to 2031 depending on the state jurisdiction.
At September 30, 2014, we have income taxes payable of $7.9 million, which primarily consists of current federal and state tax accruals as well as tax and interest amounts that we expect to pay within one year for amending any prior-year tax returns. This amount is recorded in Accrued liabilities in the accompanying balance sheet as of September 30, 2014.

We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2010. We are not subject to any federal income tax examinations at this time. We have one state income tax examination pending.
The tax benefits from any future NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of September 30, 2014, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of our tax benefits for future utilization.
On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (the “Act”), which the President signed into law on January 2, 2013. The Act extended certain tax provisions which had a retroactive effect on 2012. Among other things, the Act extended for two years the availability of a business tax credit under IRC §45L for building new energy efficient homes, which originally was set to expire at the end of 2011. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax benefit of approximately $1.7 million in 2013 related to the extension of the IRC §45L tax credit for the qualifying new energy efficient homes that we closed in 2012. Additional IRC §45L credits for qualifying homes sold in 2013 produced an estimated net benefit of $2.0 million in 2013. At this time, Congress has not extended the benefit of §45L beyond 2013. However, we have substantially completed a project to qualify more homes sold in 2012 and 2013. The results of that project produced an additional net tax benefit of $2.1 million which was recorded in the quarter ending September 30, 2014.
NOTE 12 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash paid during the period for:
Interest, net of interest capitalized	$3,801	$2,876
Income taxes	$51,668	$5,192
Non-cash operating activities:
Real estate not owned	$4,710	$481
Real estate acquired through notes payable	$581	$9,588
NOTE 13 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have nine homebuilding operating segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer services. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics and geographical proximity. Our current reportable homebuilding segments are as follows:
West:        Arizona, California and Colorado (1)
Central:      Texas
East:          Florida, Georgia, North Carolina, South Carolina and Tennessee

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Homebuilding revenue (1):
West	$234,950	$259,669	$659,596	$695,615
Central	179,761	139,307	459,619	357,406
East	142,065	93,104	351,510	225,444
Consolidated total	$556,776	$492,080	$1,470,725	$1,278,465
Homebuilding segment operating income:
West	$22,204	$41,298	$74,398	$95,356
Central	19,323	12,677	47,512	22,320
East	9,295	9,990	30,539	19,991
Total homebuilding segment operating income	50,822	63,965	152,449	137,667
Financial services profit	4,294	4,294	10,936	11,515
Corporate and unallocated (2)	(9,490)	(8,662)	(22,823)	(22,011)
(Loss)/earnings from other unconsolidated entities, net	(134)	46	(364)	(229)
Interest expense	(460)	(3,462)	(4,569)	(13,113)
Other income, net	1,998	605	6,395	1,760
Loss on early extinguishment of debt	—	—	—	(3,796)
Earnings before income taxes	$47,030	$56,786	$142,024	$111,793

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Land closing revenue:
West	$10,105	$5,875	$11,155	$11,616
Central	1,147	3,058	3,244	13,482
East	—	—	2,223	3,470
Consolidated total	$11,252	$8,933	$16,622	$28,568

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At September 30, 2014
	West	Central	East	Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$22,569	$26,956	$30,738	$—	$—		$80,263
Real estate	945,921	464,158	454,972	—	—		1,865,051
Investments in unconsolidated entities	203	8,451	—	—	1,246		9,900
Other assets	45,005	83,378	63,916	607	124,692	(1)	317,598
Total assets	$1,013,698	$582,943	$549,626	$607	$125,938		$2,272,812

	At December 31, 2013
	West	Central		East	Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$26,415	$12,198		$12,982	$—	$—		$51,595
Real estate	800,288	369,464		235,547	—	—		1,405,299
Investments in unconsolidated entities	204	8,941		50	—	2,443		11,638
Other assets	26,900	165,403	(1)	31,372	497	310,657	(1)	534,829
Total assets	$853,807	$556,006		$279,951	$497	$313,100		$2,003,361

(1)    Balance consists primarily of cash and securities and our deferred tax asset.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. As of September 30, 2014, we have reserved approximately $15.7 million related to non-warranty related litigation and asserted claims, which includes reserves for the Joint Venture Litigation discussed below. In addition, our $21.5 million warranty reserve includes accruals for our warranty obligations as well as construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those construction defect claims. Except as may be specifically disclosed herein, we believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
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
Overview and Outlook

Most housing markets continued to experience overall improvement in the third quarter of 2014, although at a more moderate pace than in the prior year, with relatively low inventories of homes available and an improving economy and job market that have helped steady housing demand. Individual markets continue to respond differently, but sales pace has moderated as prices have increased over the past several quarters. Although housing in most markets is still considered generally affordable by industry experts, overall there has been a decline in housing affordability, largely the result of successive periods of price increases in many markets. We are still benefiting from favorable customer interest and traffic in many of our communities that translate into generally steady order demand and pricing power in most of our markets.

We remain committed to our plan of strategically positioning ourselves in well-located and highly-desired communities in many of the top real-estate markets in the United States and continue to actively source land in those locations. We offer our buyers the ability to personalize their homes and we provide a home warranty, successfully setting us apart from the competition we face with resale homes. We also believe we differentiate ourselves from our competition by offering a line-up of plans that highlight the benefits of our industry-leading energy efficient homes.
Company Actions and Positioning
As the homebuilding market continues to improve, albeit at a more moderate pace than in the prior year, we remain focused on our main goals of growing our orders and revenue, and generating profit while maintaining a strong balance sheet. To help meet these goals we continue to execute on the following initiatives:

•	Strategic expansion through acquisitions into new markets that indicate positive long-term growth trends:

◦	Entered the Atlanta, Georgia, and Greenville, South Carolina markets and grew our existing Charlotte, North Carolina operations through the acquisition of Legendary Communities in August 2014;

◦	Entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders in August 2013;

•	Maintained a strong balance sheet:

◦	Completed two new senior note issuances in 2013, and extended our earliest debt maturities until 2018;

◦	Increased the capacity of our unsecured revolving credit facility to $400 million in the second quarter of 2014;

◦	Completed an equity offering in January 2014;

•	Increased the percentage of controlled lots through optioned contracts in order to minimize initial cash outlays for land purchases;

•
Continuing to actively acquire and develop lots in markets we deem key to our success in order to maintain and strategically grow our lot supply and active community count over the long term; increasing the average number of actively selling communities by 16.3% year over year for the quarter ended September 30;

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
In addition to the strategic acquisitions mentioned above, we also continue to acquire lot positions within our existing geographic footprint through an increased usage of option contracts, more specifically through land banking arrangements that have become more available recently and that allow us to leverage our balance sheet by securing additional land through limited initial cash outlays. (See Note 3 to the unaudited consolidated financial statements for additional information related to option contracts).

In the third quarter of 2014, we opened 36 new communities while closing out 18 communities in our existing markets. In addition, the Legendary Communities ("Legendary") acquisition contributed 32 actively-selling communities, helping us to end the quarter with 225 active communities, a net increase of 50 over the end of the second quarter of 2014.

Year over year for the quarter, our average active community count increased by 16.3%, a direct result of our focus on growing our land positions and strategically increasing our active community count in preferred locations.
We also may continue to opportunistically access the capital markets through various debt and equity transactions, providing additional liquidity, extending our debt maturities and strengthening our balance sheet. Throughout 2014, we have taken steps to strengthen our balance sheet through two capital transactions. In the first quarter of 2014 we issued common stock, raising $110.4 million, net of offering costs, in a public offering. In the second quarter of 2014, we replaced our prior unsecured revolving credit facility with a new and expanded facility of $400 million. (See Note 5 to the accompanying unaudited consolidated financial statements for further discussion regarding our debt).
Summary Company Results
We began 2014 with higher beginning backlog and have been successful in maintaining increased backlog year-over-year, as well as achieving year-over-year growth in closing order volumes and value in the third quarter of 2014. As a result, we ended the third quarter of 2014 with 23.5% more units in backlog for a total of 2,705 homes valued at $1.0 billion, and home closing revenue increases of 12.9% or $62.4 million over the third quarter of 2013. We generated 200 additional orders in the quarter as well, a 15.4% increase over those reported in 2013. These year over year improvements in closings and orders both in units and volume were achieved through organic growth that was improved further by the results of our new markets from recent acquisitions. We believe our increased community count, additional markets from recent acquisitions and our focus on community placement, coupled with our appealing Meritage Green energy efficiency product offerings and improving general and economic conditions will help continue to drive demand for the remainder of 2014 and will help us continue to generate positive trends in closing revenue and order backlog value.
In the third quarter of 2014, we recorded 1,522 closings and $545.5 million in associated revenue, reflecting a 7.3% rise in closing units and 5.2% increase in averages sales prices translating to a 12.9% increase in revenue over 2013. We also experienced an increase in home orders year over year with 1,500 and 1,300 orders in the three months ended September 30, 2014 and 2013, respectively. Our average orders pace was 7.5 units in the third quarter of 2014, relatively flat from the 7.6 units for the same period in 2013. Individual markets are responding to the changes in the real estate environment differently and on different time frames as evidenced by our West Region posting a decline year-over-year in orders pace, whereas the East and Central Regions reported nearly offsetting gains. The West Region declines are largely due to the softening housing market Arizona has experienced in 2014 following the significant increases that market experienced in 2013.
We recorded a 240-basis-point decrease year-over year in home closing gross margin during the three months ended September 30, 2014, down from 22.8% in 2013 to 20.4% in 2014. This decline stems largely from higher average land costs coupled with moderating sales prices, particularly in the West Region. The East Region also reported declines year over year in home closing gross margin, mainly due to acquisition accounting adjustments on the closings generated from the existing home inventory we acquired from Legendary. In the third quarter, our Central Region improved in both volume and gross margin, which helped to offset some of the declines in the West and East Regions.
The $62.4 million increase in home closing revenue is primarily driven by the 104 additional closing units and to a lesser extent the $17,700 increase in average sales price for the three months ended September 30, 2014 as compared to the same period in the prior year. Much of the increase in average sales price is due to changes in product mix as more of our closings in recent quarters are from higher-priced and larger product offerings. We reported a decline in pre-tax earnings and net earnings to $47.0 million and $32.6 million, respectively for the three months ended September 30, 2014, as compared to $56.8 million and $38.2 million, respectively, for the same period in 2013, mainly due to the lower margins noted above and some reduced leverage on our fixed general and administrative costs.
In the third quarter of 2014 and 2013, we maintained a low cancellation rate on home orders at 14% of gross orders, which is below our historical average.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate and warranty reserves. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2014 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2013 Annual Report on Form 10-K.

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
Home Closing Revenue

	Three Months Ended September 30,		Quarter over Quarter
	2014	2013	Chg $	Chg %
Total
Dollars	$545,524	$483,147	$62,377	12.9%
Homes closed	1,522	1,418	104	7.3%
Avg sales price	$358.4	$340.7	$17.7	5.2%
West Region
Arizona
Dollars	$77,793	$96,562	$(18,769)	(19.4)%
Homes closed	236	301	(65)	(21.6)%
Avg sales price	$329.6	$320.8	$8.8	2.7%
California
Dollars	$97,260	$113,954	$(16,694)	(14.6)%
Homes closed	196	259	(63)	(24.3)%
Avg sales price	$496.2	$440.0	$56.2	12.8%
Colorado
Dollars	$49,792	$43,033	$6,759	15.7%
Homes closed	114	104	10	9.6%
Avg sales price	$436.8	$413.8	$23.0	5.6%
Nevada
Dollars	N/A	$245	N/M	N/M
Homes closed	N/A	1	N/M	N/M
Avg sales price	N/A	$245.0	N/M	N/M
West Region Totals
Dollars	$224,845	$253,794	$(28,949)	(11.4)%
Homes closed	546	665	(119)	(17.9)%
Avg sales price	$411.8	$381.6	$30.2	7.9%
Central Region - Texas
Central Region Totals
Dollars	$178,614	$136,249	$42,365	31.1%
Homes closed	584	509	75	14.7%
Avg sales price	$305.8	$267.7	$38.1	14.2%
East Region
Florida
Dollars	$61,713	$66,464	$(4,751)	(7.1)%
Homes closed	164	176	(12)	(6.8)%
Avg sales price	$376.3	$377.6	$(1.3)	(0.3)%
Georgia
Dollars	$11,899	N/A	N/M	N/M
Homes closed	37	N/A	N/M	N/M
Avg sales price	$321.6	N/A	N/M	N/M
North Carolina
Dollars	$43,413	$24,361	$19,052	78.2%
Homes closed	104	62	42	67.7%
Avg sales price	$417.4	$392.9	$24.5	6.2%
South Carolina
Dollars	$11,494	N/A	N/M	N/M
Homes closed	37	N/A	N/M	N/M
Avg sales price	$310.6	N/A	N/M	N/M
Tennessee
Dollars	$13,546	$2,279	$11,267	494.4%
Homes closed	50	6	44	733.3%
Avg sales price	$270.9	$379.8	$(108.9)	(28.7)%
East Region Totals
Dollars	$142,065	$93,104	$48,961	52.6%
Homes closed	392	244	148	60.7%
Avg sales price	$362.4	$381.6	$(19.2)	(5.0)%

Home Closing Revenue

	Nine Months Ended September 30,		Year over Year
	2014	2013	Chg $	Chg %
Total
Dollars	$1,454,103	$1,249,897	$204,206	16.3%
Homes closed	3,999	3,791	208	5.5%
Avg sales price	$363.6	$329.7	$33.9	10.3%
West Region
Arizona
Dollars	$234,181	$233,447	$734	0.3%
Homes closed	699	744	(45)	(6.0)%
Avg sales price	$335.0	$313.8	$21.2	6.8%
California
Dollars	$272,254	$329,414	$(57,160)	(17.4)%
Homes closed	546	784	(238)	(30.4)%
Avg sales price	$498.6	$420.2	$78.4	18.7%
Colorado
Dollars	$142,006	$112,238	$29,768	26.5%
Homes closed	318	298	20	6.7%
Avg sales price	$446.6	$376.6	$70.0	18.6%
Nevada
Dollars	N/A	$8,900	N/M	N/M
Homes closed	N/A	38	N/M	N/M
Avg sales price	N/A	$234.2	N/M	N/M
West Region Totals
Dollars	$648,441	$683,999	$(35,558)	(5.2)%
Homes closed	1,563	1,864	(301)	(16.1)%
Avg sales price	$414.9	$367.0	$47.9	13.1%
Central Region - Texas
Central Region Totals
Dollars	$456,375	$343,924	$112,451	32.7%
Homes closed	1,511	1,312	199	15.2%
Avg sales price	$302.0	$262.1	$39.9	15.2%
East Region
Florida
Dollars	$189,542	$161,846	$27,696	17.1%
Homes closed	482	456	26	5.7%
Avg sales price	$393.2	$354.9	$38.3	10.8%
Georgia
Dollars	$11,899	N/A	N/M	N/M
Homes closed	37	N/A	N/M	N/M
Avg sales price	$321.6	N/A	N/M	N/M
North Carolina
Dollars	$102,119	$57,849	$44,270	76.5%
Homes closed	248	153	95	62.1%
Avg sales price	$411.8	$378.1	$33.7	8.9%
South Carolina
Dollars	$11,494	N/A	N/M	N/M
Homes closed	37	N/A	N/M	N/M
Avg sales price	$310.6	N/A	N/M	N/M
Tennessee
Dollars	$34,233	$2,279	$31,954	1,402.1%
Homes closed	121	6	115	1,916.7%
Avg sales price	$282.9	$379.8	$(96.9)	(25.5)%
East Region Totals
Dollars	$349,287	$221,974	$127,313	57.4%
Homes closed	925	615	310	50.4%
Avg sales price	$377.6	$360.9	$16.7	4.6%

Home Orders (1)

	Three Months Ended September 30,		Quarter over Quarter
	2014	2013	Chg $	Chg %
Total
Dollars	$573,643	$473,924	$99,719	21.0%
Homes ordered	1,500	1,300	200	15.4%
Avg sales price	$382.4	$364.6	$17.8	4.9%
West Region
Arizona
Dollars	$67,753	$80,748	$(12,995)	(16.1)%
Homes ordered	198	234	(36)	(15.4)%
Avg sales price	$342.2	$345.1	$(2.9)	(0.8)%
California
Dollars	$87,610	$84,741	$2,869	3.4%
Homes ordered	157	165	(8)	(4.8)%
Avg sales price	$558.0	$513.6	$44.4	8.6%
Colorado
Dollars	$66,744	$44,178	$22,566	51.1%
Homes ordered	153	96	57	59.4%
Avg sales price	$436.2	$460.2	$(24.0)	(5.2)%
Nevada
Dollars	N/A	N/A	N/M	N/M
Homes ordered	N/A	N/A	N/M	N/M
Avg sales price	N/A	N/A	N/M	N/M
West Region Totals
Dollars	$222,107	$209,667	$12,440	5.9%
Homes ordered	508	495	13	2.6%
Avg sales price	$437.2	$423.6	$13.6	3.2%
Central Region - Texas
Central Region Totals
Dollars	$181,127	$157,868	$23,259	14.7%
Homes ordered	537	545	(8)	(1.5)%
Avg sales price	$337.3	$289.7	$47.6	16.4%
East Region
Florida
Dollars	$86,145	$74,312	$11,833	15.9%
Homes ordered	207	177	30	16.9%
Avg sales price	$416.2	$419.8	$(3.6)	(0.9)%
Georgia
Dollars	$9,447	N/A	N/M	N/M
Homes ordered	31	N/A	N/M	N/M
Avg sales price	$304.7	N/A	N/M	N/M
North Carolina
Dollars	$47,862	$28,971	$18,891	65.2%
Homes ordered	128	72	56	77.8%
Avg sales price	$373.9	$402.4	$(28.5)	(7.1)%
South Carolina
Dollars	$14,225	N/A	N/M	N/M
Homes ordered	44	N/A	N/M	N/M
Avg sales price	$323.3	N/A	N/M	N/M
Tennessee
Dollars	$12,730	$3,106	$9,624	309.9%
Homes ordered	45	11	34	309.1%
Avg sales price	$282.9	$282.4	$0.5	0.2%
East Region Totals
Dollars	$170,409	$106,389	$64,020	60.2%
Homes ordered	455	260	195	75.0%
Avg sales price	$374.5	$409.2	$(34.7)	(8.5)%

(1)
Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

Home Orders (1)

	Nine Months Ended September 30,		Year over Year
	2014	2013	Chg $	Chg %
Total
Dollars	$1,747,118	$1,567,719	$179,399	11.4%
Homes ordered	4,672	4,484	188	4.2%
Avg sales price	$374.0	$349.6	$24.4	7.0%
West Region
Arizona
Dollars	$220,772	$284,139	$(63,367)	(22.3)%
Homes ordered	665	886	(221)	(24.9)%
Avg sales price	$332.0	$320.7	$11.3	3.5%
California
Dollars	$315,270	$331,933	$(16,663)	(5.0)%
Homes ordered	599	730	(131)	(17.9)%
Avg sales price	$526.3	$454.7	$71.6	15.7%
Colorado
Dollars	$185,993	$154,251	$31,742	20.6%
Homes ordered	417	358	59	16.5%
Avg sales price	$446.0	$430.9	$15.1	3.5%
Nevada
Dollars	N/A	$5,795	N/M	N/M
Homes ordered	N/A	24	N/M	N/M
Avg sales price	N/A	$241.5	N/M	N/M
West Region Totals
Dollars	$722,035	$776,118	$(54,083)	(7.0)%
Homes ordered	1,681	1,998	(317)	(15.9)%
Avg sales price	$429.5	$388.4	$41.1	10.6%
Central Region - Texas
Central Region Totals
Dollars	$613,821	$472,507	$141,314	29.9%
Homes ordered	1,889	1,689	200	11.8%
Avg sales price	$324.9	$279.8	$45.1	16.1%
East Region
Florida
Dollars	$218,651	228,527	$(9,876)	(4.3)%
Homes ordered	560	568	(8)	(1.4)%
Avg sales price	$390.4	402.3	$(11.9)	(3.0)%
Georgia
Dollars	$9,447	N/A	N/M	N/M
Homes ordered	31	N/A	N/M	N/M
Avg sales price	$304.7	N/A	N/M	N/M
North Carolina
Dollars	$124,943	87,461	$37,482	42.9%
Homes ordered	311	218	93	42.7%
Avg sales price	$401.7	401.2	$0.5	0.1%
South Carolina
Dollars	$14,225	N/A	N/M	N/M
Homes ordered	44	N/A	N/M	N/M
Avg sales price	$323.3	N/A	N/M	N/M
Tennessee
Dollars	$43,996	3,106	$40,890	1,316.5%
Homes ordered	156	11	145	1,318.2%
Avg sales price	$282.0	282.4	$(0.4)	(0.1)%
East Region Totals
Dollars	$411,262	319,094	$92,168	28.9%
Homes ordered	1,102	797	305	38.3%
Avg sales price	$373.2	400.4	$(27.2)	(6.8)%

(1)
Home orders and home order dollars for any period represent the aggregate units or sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or any other material contingency as a sales contract until the contingency is removed.

	Three Months Ended September 30,
	2014		2013
	Beginning	Ending	Beginning	Ending
Active Communities
Total	175	225	165	179
West Region
Arizona	42	42	36	39
California	15	22	13	18
Colorado	13	16	12	12
Nevada	—	—	—	—
West Region Total	70	80	61	69
Central Region - Texas	69	65	71	73
Central Region Total	69	65	71	73
East Region
Florida	18	26	20	19
Georgia	—	11	—	—
North Carolina	13	20	13	15
South Carolina	—	19	—	—
Tennessee	5	4	—	3
East Region Total	36	80	33	37

	Nine Months Ended September 30,
	2014		2013
	Beginning	Ending	Beginning	Ending
Active Communities
Total	188	225	158	179
West Region
Arizona	40	42	38	39
California	22	22	17	18
Colorado	14	16	12	12
Nevada	—	—	1	—
West Region Total	76	80	68	69
Central Region - Texas	70	65	65	73
Central Region Total	70	65	65	73
East Region
Florida	20	26	18	19
Georgia	—	11	—	—
North Carolina	17	20	7	15
South Carolina	—	19	—	—
Tennessee	5	4	—	3
East Region Total	42	80	25	37

	Three Months Ended September 30,		Nine Months Ended September 30,
Cancellation Rates (1)	2014	2013	2014	2013
Total	14%	14%	13%	12%
West Region
Arizona	12%	17%	13%	12%
California	21%	16%	16%	12%
Colorado	10%	8%	11%	8%
Nevada	N/A	N/A	N/A	11%
West Region Total	15%	15%	14%	11%
Central Region - Texas	15%	14%	14%	14%
Central Region Total	15%	14%	14%	14%
East Region
Florida	10%	12%	11%	10%
Georgia	11%	N/A	11%	N/A
North Carolina	8%	17%	10%	10%
South Carolina	24%	N/A	24%	N/A
Tennessee	4%	8%	3%	8%
East Region Total	11%	14%	10%	10%
(1) Cancellation rates are computed as the number of canceled units for the period divided by the gross order units for the same period.

Order Backlog (1)

	At September 30,		Year over Year
	2014	2013	Chg $	Chg %
Total
Dollars	$1,043,741	$805,580	$238,161	29.6%
Homes in backlog	2,705	2,190	515	23.5%
Avg sales price	$385.9	$367.8	$18.1	4.9%
West Region
Arizona
Dollars	$83,830	$131,508	$(47,678)	(36.3)%
Homes in backlog	244	391	(147)	(37.6)%
Avg sales price	$343.6	$336.3	$7.3	2.2%
California
Dollars	$150,479	$127,107	$23,372	18.4%
Homes in backlog	278	261	17	6.5%
Avg sales price	$541.3	$487.0	$54.3	11.1%
Colorado
Dollars	$136,371	$92,102	$44,269	48.1%
Homes in backlog	301	202	99	49.0%
Avg sales price	$453.1	$456.0	$(2.9)	(0.6)%
Nevada
Dollars	N/A	N/A	N/M	N/M
Homes in backlog	N/A	N/A	N/M	N/M
Avg sales price	N/A	N/A	N/M	N/M
West Region Totals
Dollars	$370,680	$350,717	$19,963	5.7%
Homes in backlog	823	854	(31)	(3.6)%
Avg sales price	$450.4	$410.7	$39.7	9.7%
Central Region - Texas
Central Region Totals
Dollars	$403,101	$260,900	$142,201	54.5%
Homes in backlog	1,170	877	293	33.4%
Avg sales price	$344.5	$297.5	$47.0	15.8%
East Region
Florida
Dollars	$118,381	$137,691	$(19,310)	(14.0)%
Homes in backlog	286	315	(29)	(9.2)%
Avg sales price	$413.9	$437.1	$(23.2)	(5.3)%
Georgia
Dollars	$21,322	N/A	N/M	N/M
Homes in backlog	65	N/A	N/M	N/M
Avg sales price	$328.0	N/A	N/M	N/M
North Carolina
Dollars	$77,138	$46,953	$30,185	64.3%
Homes in backlog	196	114	82	71.9%
Avg sales price	$393.6	$411.9	$(18.3)	(4.4)%
South Carolina
Dollars	$31,915	N/A	N/M	N/M
Homes in backlog	90	N/A	N/M	N/M
Avg sales price	$354.6	N/A	N/M	N/M
Tennessee
Dollars	$21,204	$9,319	$11,885	127.5%
Homes in backlog	75	30	45	150.0%
Avg sales price	$282.7	$310.6	$(27.9)	(9.0)%
East Region Totals
Dollars	$269,960	$193,963	$75,997	39.2%
Homes in backlog	712	459	253	55.1%
Avg sales price	$379.2	$422.6	$(43.4)	(10.3)%

(1)	Our backlog represented net orders that have not yet closed.

Operating Results
Companywide. Home closing revenue for the three months ended September 30, 2014 increased 12.9% to $545.5 million on 1,522 units when compared to the prior year, due to a 104-unit increase in units closed and a 5.2% increase in average closing price. Home orders increased to 1,500 units for the quarter ended September 30, 2014, up 200 units from the same period in 2013, while average sales prices grew by $17,800, or 4.9%. Sales pace of orders per average active community for the third quarter held relatively steady at 7.5 in 2014 versus 7.6 in 2013. We ended September 30, 2014 with an increased active community count of 225 communities as compared to 179 at September 30, 2013, which includes the 32 communities gained through the Legendary acquisition. The results for the three months ended September 30, 2014 generated a 515-unit, or 23.5%, increase in our ending backlog with 2,705 homes as compared to 2,190 homes at September 30, 2013, the ending backlog increase is partially attributable to 185 units that the acquisition of Legendary added.
Closed units for the nine months ended September 30, 2014 increased to 3,999 homes and $1.5 billion in home closing revenue as compared to 3,791 homes and $1.2 billion in home closing revenue in the same period in 2013. Order units of 4,672 in the first nine months of 2014 increased by 188 units or 4.2% as compared to the same period in 2013, coupled with a $24,400, or 7.0% increase in average sales price, reflecting the shift in focus to profitability over volume.
West. In the three months ended September 30, 2014, home closing revenue of $224.8 million decreased 11.4% over the prior year. This drop in revenue was caused by the 119 unit or 17.9% decrease in units closed in the third quarter 2014 as compared to the prior year period which was partially offset by an average sales price increase of 7.9% or $30,200. The Region had a 13-unit increase in orders, along with a $13,600 increase in average sales price, resulting in a total increase in order dollar value of 5.9% to $222.1 million. The increase in average sales price year over year has been seen throughout 2014 and is a result of our community locations with higher-priced homes. The relatively flat third quarter year-over-year comparisons on orders in the Region is largely the result of a general slowdown in demand in Arizona markets coupled with a return to more normalized demand levels in California, declines that demand in Colorado was able to offset. These results led to ending backlog in the Region valued at $370.7 million on 823 units, a $20.0 million increase on 31 fewer units over the same period in the prior year.

Our orders per average active community in the Region of 6.8 units for the three months ended September 30, 2014 as compared to 7.6 over the prior year is largely due to the softening Arizona market that has impacted demand. California orders pace also declined from 2013; however, that market is still performing at a pace exceeding our company average with 8.5 orders per average community in the third quarter of 2014. We strategically increased our active community count in California in the third quarter in order to continue to capitalize on the good demand in that market. Orders in Arizona have moderated in recent quarters and home prices there have begun to follow suit. Relatively flat average sales prices in Arizona coupled with declining orders pace, generated a net decrease in order value year-over-year with $67.8 million for the third quarter of 2014 as compared to $80.7 million in the 2013 period. We initiated limited price reductions and incentives to spur buyer demand in Arizona, however, we still believe the fundamentals in the Arizona market are strong in the long-run. We believe the current operating results in Arizona are in part due to the rapid sales price appreciation the state experienced in 2013. Colorado is the only state in the Region with improved orders year-over-year in the third quarter of 2014, leading to a $22.6 million increase in order value on 57 additional units. Average sales prices of homes ordered in Colorado dipped by 5.2% to $436,200 in the third quarter of 2014 as compared to $460,200 for the 2013 period; however, Colorado still benefits from some of our highest average sales prices in the Company, second only to California. Colorado has increased its contribution to overall results in the Region to 30.1% of total order volume from 19.4% in 2013 helping offset declines in California and Arizona and aiding the overall average sales price growth the Region continues to experience.

Similar to the third quarter 2014 activity and for similar reasons noted above, home closings in our West Region decreased 301 units to 1,563 closings during the nine months ended September 30, 2014, a decline that was partially offset by a $47,900 increase in average sales price resulting in a net 5.2% decrease in home closing revenue as compared to the same period in 2013. Orders in the first nine months of 2014 decreased 317 units or 15.9%, which, consistent with the closings results, was partially offset by a 10.6% average sales price growth, resulting in a net decrease of $54.1 million or 7.0% in order value over the same period in 2013.
Central. The Central Region, made up of our Texas markets, reported revenue growth with 584 units totaling $178.6 million in revenue in the three months ended September 30, 2014, 14.7% and 31.1% increases in units and dollars, respectively, as compared to those reported in the same period in 2013. The Region reported relatively flat orders of 537 units as compared to 545 units for the same period a year ago. The orders results reflect a $47,600 average sales price increase, contributing to a higher-ending backlog value of $403.1 million, an increase of $142.2 million or 54.5% as compared to the same period a year ago. The Central Region sales pace has steadily grown year over year with an increase to 8.0 units in the third quarter of 2014 as compared to 7.6 for the same period in 2013. A generally improving economy in the Texas markets, and community placement are largely credited for the year-over-year gains.

Year to date, the Region's revenues were $456.4 million on closings volume of 1,511 units, $112.5 million higher revenue than the same period in the prior year, making Texas the state with the largest year-to-date revenue gain in the Company. The 200-unit and $141.3 million increases in orders in the first nine months of 2014 mirror the gains experienced in the third quarter. Improvements in the general and local economy and our new product line up all contributed to our year-to-date gains.
East. Our East Region continues to benefit from year-over-year revenue growth, generating 392 closings with $142.1 million of home closing revenue in the third quarter of 2014, 60.7% and 52.6% increases, respectively, from the same period in 2013. The increase in closing units in the three month period for 2014 was aided by the contributions from the Legendary acquired communities with no prior year comparative results as well as the full third quarter results from our Nashville operations, which only had one month of operations included in the 2013 results. Excluding the acquisitions, the East Region still posted gains in closing units and revenue for the three months ended September 30, 2014 of 9.7% and 12.6%, respectively, as compared the same period in 2013. The Region reported higher results in orders year over year generating $64.0 million of additional order dollars, due to a 75.0% increase in units, partially offset by a $34,700 or 8.5% decrease in average sales prices from 2013. This decrease in average sales prices is mainly attributable to our new operations in Nashville, Greenville and Atlanta, where our current average sales prices are approximately $50,000-$100,000 less than the average of the Region for the three months ended September 30, 2014. Sales pace in the Region increased slightly year over year to 7.8, along with a 65.7% increase in number of average active communities, largely driven by the 32 communities from the Legendary acquisition. The Region ended the quarter with a 253-unit and $76.0 million increase in ending backlog, 55.1% and 39.2% gains, respectively. The Florida market was the largest contributor to the Region's results reporting $61.7 million in closing revenue on 164 units and generating $86.2 million in new orders on 207 units. Closings value in Florida dipped by $4.8 million on 12 fewer units closed in 2014 versus 2013, whereas order value grew by $11.8 million on 30 additional units year over year. We expect the impact of the improved orders and increased active community count in Florida to contribute to strong results as we close out the year. Operations in North Carolina contributed 104 units, or $43.4 million in closings and 128 units, or $47.9 million, in order volume from 16.5 average actively-selling communities during the third quarter of 2014. Georgia and South Carolina operations from the Legendary acquisition each contributed 37 closings valued at $12.0 million and $11.5 million, respectively. Georgia and South Carolina generated 31 and 44 orders, respectively, resulting in ending backlog of 65 units valued at $21.3 million in Georgia and 90 units valued at $31.9 million in South Carolina for the three months ended September 30, 2014, with no comparable results for the prior year. The Tennessee market is proving to be a significant contributor to the Region, accounting for 23.0% and 29.7% of the Region's year over year growth in revenue and closing units, respectively, and 15.0% and 17.4% of the year over year growth in order value and units, respectively, in the third quarter of 2014.

The Region's home closings for the nine months ended September 30, 2014 increased 310 units, or 50.4% over the same period in 2013. This generated total home closing revenue of $349.3 million for the nine months ended September 30, 2014, a 57.4% increase over the same period a year ago. Year-to-date orders and order value increased 38.3% and 28.9%, respectively, to 1,102 units as compared to the same period in 2013. The increasing volume that the new markets in this Region are contributing, coupled with the same factors that impacted the third quarter performance helped to generate these positive year-to-date results.

Land Closing Revenue and Gross Profit
From time to time, we sell certain land parcels to other homebuilders, developers or investors if we believe the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify or divest our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $11.3 and $16.6 million for the three and nine months ending September 30, 2014, respectively, as compared to $8.9 million and $28.6 million for the three and nine months ending September 30, 2013, respectively.  The $0.5 million loss and $1.5 million loss on land sales in the three and nine months ended September 30,2014, respectively, is primarily due to the sale of the majority of our remaining assets in the Las Vegas area, a market we exited in 2011.

Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit
Total	$111,238	20.4%	$110,375	22.8%	$313,798	21.6%	$268,340	21.5%

West	$46,254	20.6%	$62,752	24.7%	$143,749	22.2%	$159,065	23.3%

Central	$39,339	22.0%	$27,705	20.3%	$99,875	21.9%	$64,362	18.7%

East	$25,645	18.1%	$19,918	21.4%	$70,174	20.1%	$44,913	20.2%

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
Home closing gross margin was 20.4% for the three months ended September 30, 2014, as compared to 22.8% for the three months ended September 30, 2013. Year to date gross margin was up slightly year over year, reporting 21.6% in 2014 as compared to 21.5% in 2013. The third quarter's 240-basis-point reduction stems largely from softer market conditions and increasing land costs in the West region, although the West Region still boasts the highest home closing gross margin year-to-date. The third quarter margins also reflect a 40-basis-point decline year over year due to the impact of acquisition accounting adjustments related to closings from Legendary acquired communities as well as a 20-basis-point decline from impairment charges on two older communities in Arizona. We expect the impact of the acquisition accounting adjustments to dissipate over the next several quarters.
West. Our West Region experienced a decline in home closing gross margin in the third quarter to 20.6% for the three months ended September 30, 2014 from 24.7% in the same period of 2013. Year-to-date gross margin results for the West Region also declined from 23.3% in 2013 to 22.2% in 2014. These declines are mainly due to the recent softening in Arizona and to a lesser extent in California, coupled with rising land costs. The Region's margins were also impacted by the impairment charges discussed above.
Central. The Central Region’s 22.0% home closing gross margin was the highest for the Company for the three months ended September 30, 2014, increasing 170 basis points from 20.3% for the same period of 2013. The Region's year-to-date results reported a 320-basis-point improvement to 21.9% for the nine months ended September 30, 2014. These increases, which we began realizing in the latter part of 2013, are mostly due to strong buyer confidence coupled with new and desirable locations that are generating increased demand which is allowing us to initiate sales price increases.
East. The East Region reported home closing gross margins of 18.1% for the three months ended September 30, 2014 as compared to 21.4% for the same period in the prior year. Gross margin in this Region bears the impact of acquisition accounting adjustments to the land basis of the acquired assets from Legendary discussed previously. We continue to focus on opening superior community locations and implementing strategic sales price increases, which have partially offset the acquisition accounting adjustment. The Region's gross margins for the nine months ended September 30, 2014 were relatively flat at 20.1% versus 20.2% for the 2013 period. We anticipate acquisition accounting adjustments from the Legendary acquisition to continue to place downward pressure on gross margins in our year-over-year comparisons in the short term.

Financial Services Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Financial Services Profit	$4,294	$4,294	$10,936	$11,515
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of pre-tax earnings from mortgage and title joint ventures. Carefree Title is now fully operational in all applicable markets, thereby replacing our joint venture title operations and associated income. We are beginning to experience some marginal decline in our mortgage joint venture results due to the tightening of the credit market, which has made the mortgage industry more competitive than in prior years, resulting in a reduction in capture rate and per-loan profitability for our mortgage joint venture.
Selling, General and Administrative Expenses and Other Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Commissions and Other Sales Costs
Dollars	$40,211	$33,467	$107,250	$90,526
Percent of home closing revenue	7.4%	6.9%	7.4%	7.2%
General and Administrative Expenses
Dollars	$29,218	$24,412	$75,460	$66,587
Percent of total closing revenue	5.2%	5.0%	5.1%	5.2%
Interest Expense
Dollars	$460	$3,462	$4,569	$13,113
Other Income, Net
Dollars	$1,998	$605	$6,395	$1,760
Loss on Early Extinguishment of Debt
Dollars	$—	$—	$—	$3,796
Provision for Income Taxes
Dollars	$(14,453)	$(18,595)	$(48,991)	$(33,418)

Commissions and Other Sales Costs
Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales and model office costs. As anticipated with higher homebuilding revenues, commissions and other sales costs increased by $6.7 million and $16.7 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. As a percentage of home closing revenue, these costs increased 50 basis points and 20 basis points for the three and nine months ended, respectively, over the prior periods. The increase as a percentage of home closing revenue is largely due to the opening of 36 new communities and the re-branding expenses related to the Legendary communities.
General and Administrative Expenses
General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, public company expenses, insurance and travel expenses. General and administrative expenses increased year over year to $29.2 million for the three months ended September 30, 2014 as compared to $24.4 million for the three months ended September 30, 2013. The increase in dollars incurred is mainly due to increased compensation costs driven by additional staffing volumes as well as overhead costs incurred in our newer markets, such as Nashville, Atlanta and Greenville, which had no comparable 2013 costs. In addition, the results for the three months ended September 30, 2014 include transaction related expenses from our acquisition of Legendary. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels. These expenses increased to 5.2% of total revenue for the three months ended September 30, 2014, as compared to 5.0% for the same period in 2013, mainly due to the incremental overhead costs associated with the acquisition. Year-to-date general and administrative costs also had corresponding dollar increases but decreased slightly as a percentage of revenue.

Interest Expense
Interest expense is comprised of interest incurred but not capitalized. For the three months ended September 30, 2014, our non-capitalizable interest expense was $0.5 million as compared to $3.5 million for the same period in the prior year and $4.6 million for the nine months ended September 30, 2014 versus $13.1 million in 2013. The decrease in expense year over year both for the third quarter and year to date is a result of a higher amount of assets under development included in our inventory that qualify for interest capitalization.

Other Income, Net
Other income, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) payments and awards related to legal settlements. Other income, net, was higher for both the three and nine months ended September 30, 2014 as compared to the same periods in the prior year primarily due to the net positive impact of several legal settlements in 2014.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the nine months ended September 30, 2013 is attributable to the charges associated with the redemption of our 2017 senior subordinated notes. The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the notes. There were no such debt extinguishment charges for the three or nine months ended September 30, 2014.
Income Taxes
The effective tax rate for the three months ended September 30, 2014 was 30.7% versus 32.7% in 2013, reflecting the benefit of energy tax credits and greater homebuilding manufacturing deductions from qualified production activities. The effective tax rate for the nine months ended September 30, 2014 was 34.5% as compared to 29.9% for the same period in the prior year. The prior year results benefited from a partial reversal of the state valuation allowance on our deferred tax assets.

Liquidity and Capital Resources
We ended the second quarter with $94.0 million of cash and cash equivalents and investments and securities, a $269.9 million decrease from December 31, 2013. Our principal uses of capital for the nine months ended September 30, 2014 were home construction and land development, the acquisition of new and strategic lot and land positions, operating expenses and the payment of routine liabilities. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on generating strong margins in our homebuilding operations and acquiring desirable land positions in order to maintain a healthy balance sheet and keep us poised for growth.

Operating Cash Flow Activities
During the nine months ended September 30, 2014 and September 30, 2013, net cash used in operations totaled $236.2 million and $39.5 million, respectively. The first nine months of 2014 results benefited from cash generated by the $93.0 million in net income, offset mainly by the $350.9 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction. Home inventory spending in the first nine months of 2014 increased as compared to the same period in 2013, as we started a higher number of spec homes in order to have an adequate supply of quick move-in homes available.
The first nine months of 2013 benefited from the cash generated by the $78.4 in net income and the $106.9 million increase in accounts payable and accrued liabilities offset by the $221.7 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction.
Investing Cash Flow Activities
During the nine months ended September 30, 2014, net cash used in investing activities totaled $67.2 million as compared to $36.8 million for the same period in 2013. Cash provided by investing activities in the first nine months of 2014 is mainly attributable to the $115.6 million in maturities of new investments and securities comprised of treasury securities and treasury-backed investments coupled with the cash outlay of $130.7 million for the acquisition of Legendary.

Net cash used in investing activities in the first nine months of 2013 primarily related to the maturities and purchases of investments and securities of $132.9 million and $139.7 million, respectively. Additionally in 2013, investing cash flows were impacted by cash outlays related to the Phillips Builders acquisition and purchases of property and equipment of $18.4 million and $9.7 million, respectively.
Financing Cash Flow Activities
During the nine months ended September 30, 2014, net cash provided by financing activities totaled $113.4 million as compared to $83.5 million for the same period in 2013. The net increase in financing cash in the nine months ended September 30, 2014 is primarily the net result of proceeds received in connection with our issuance of common stock in January 2014.

Net cash used in financing activities for the nine months ended September 30, 2013 of $83.5 million was mainly the result of the issuance of $175.0 million in senior notes and a concurrent tender of our 2017 senior subordinated notes of $102.8 million.

Overview of Cash Management
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, as well as construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our income statements until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring land and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using cash on hand to fund operations in several of our newer markets. As demand for new homes continues to improve and as we expand our business, we expect that cash outlays for land purchases and land development related to growing our lot inventory will continue to exceed our cash generated by operations in the near term.

During the third quarter of 2014, we closed 1,522 homes, purchased approximately 1,800 lots for $105.6 million (excluding the $130.7 million from the Legendary acquisition), spent $77.7 million on land development, and started approximately 1,700 homes. In addition, we spent $2.3 million on deposits to enter into option agreements for lots with land bankers in the third quarter of 2014. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially-finished lots than in recent years. As a means of accessing parcels of land with minimal cash outlay, we have increased our use of rolling option contracts through land banking arrangements. Such arrangements provide us greater cash leveraging and a way of controlling lot inventory through purchasing lots based on predetermined schedules that are structured to mirror our forecasted pace of home construction starts. (See Notes 1 and 3 to the unaudited consolidated financial statements for additional information regarding land contract deposits and their associated committed cash).
We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In the second quarter of 2014, we increased the capacity of our unsecured revolving credit facility to $400 million (See Note 5 to these unaudited consolidated financial statements for additional information).
We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots that represent opportunities to generate desired margins, as well as for other operating purposes.
In addition to expanding our business in existing markets, we continue to explore strategic opportunities to expand outside of our existing markets. Accordingly, over the past several years, we have increased our presence in the East by entering the Raleigh-Durham and Charlotte, North Carolina markets, the Tampa, Florida market and we entered the Nashville, Tennessee market through our August 2013 purchase of Phillips Builders. Most recently, we acquired Legendary Communities in August 2014 that has provided us entry into the Atlanta, Georgia and Greenville-Spartanburg, South Carolina markets and increased our presence in Charlotte, North Carolina. These opportunities expanded our footprint into new markets with positive growth potential.

We may seek additional capital to strengthen our liquidity position to enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Notes 5 and 9 in the notes to the unaudited financial statements included in this Quarterly Report on Form 10-Q.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At September 30, 2014	At December 31, 2013
Senior and senior convertible notes	$904,629	$905,055
Stockholders’ equity	1,056,697	841,392
Total capital	$1,961,326	$1,746,447
Debt-to-capital (1)	46.1%	51.8%
Senior and senior convertible notes	$904,629	$905,055
Less: cash and cash equivalents, and investments and securities	(93,962)	(363,823)
Net debt	810,667	541,232
Stockholders’ equity	1,056,697	841,392
Total capital	$1,867,364	$1,382,624
Net debt-to-capital (2)	43.4%	39.1%

(1)	Debt-to-capital is computed as senior and senior convertible notes divided by the aggregate of total senior and senior convertible notes and stockholders’ equity.

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

Credit Facility Covenants
We were in compliance with all Credit Facility covenants as of September 30, 2014. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We had no borrowings drawn on the facility during the nine months ended September 30, 2014. Our actual financial covenant calculations as of September 30, 2014 are reflected in the table below:

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	$704,187	$1,008,747
Leverage Ratio	<60%	43%
Interest Coverage Ratio (1)	> 1.50	4.76
Minimum Liquidity (1)	> $56,609	$469,677
Investments other than defined permitted investments	<$302,624	$9,900
(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Off-Balance Sheet Arrangements
The information in Notes 1, 3, 4 and 14 in the accompanying notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; the benefits of our land acquisition strategy and structures, including the use and the benefits of land banking and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt or guarantee agreements; expectations regarding our industry and our business for the remainder of 2014 and beyond, including the long-term fundamentals of the Arizona market; our expansion plans relating to new markets; the impact on gross margins of purchase price adjustments relating to the Legendary acquisition; demographic and other trends related to the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings (including the joint venture litigation relating to the South Edge joint venture) we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit, revenues, net earnings, backlog, number, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; and the impact of seasonality and changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; fluctuations in the availability and cost of labor; changes in tax laws that adversely impact our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; weakness in the homebuilding market resulting from an unexpected setback in the current economic recovery; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slower order absorption rates; potential write-downs or write-offs of assets, including pre-acquisition costs and deposits; changes in tax laws; a change in the feasibility of projects under option or contract that could result in the write-off of option deposits; our potential exposure to natural disasters; competition; the adverse impacts of cancellations resulting from small deposits relating to our sales contracts; construction defect and home warranty claims; adverse legal rulings; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the liquidity of our joint ventures and the ability of our joint venture partners to meet their obligations to us and the joint venture; the loss of key personnel; changes in or our failure to comply with laws and regulations; our lack of geographic diversification; fluctuations in quarterly operating results; our financial leverage and level of indebtedness and our ability to take certain actions because of restrictions contained in the indentures for our senior notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of past and future acquisitions; our compliance with government regulations and the effect of legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our "Green" technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors,” which can be found on our website.

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
As of September 30, 2014 all of our debt is fixed rate and is made up of our $175.0 million in principal of our 4.50% senior notes due 2018, $300.0 million in principal of our 7.15% senior notes due 2020, $300.0 million in principal of our 7.00% senior notes due 2022 and $126.5 million in principal of our 1.875% convertible senior notes due 2032. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate of borrowings unless we would be required to refinance such debt. See Note 5 to the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing and thus purchase our homes. Higher interest rates could adversely affect our revenues, gross margins and net income and would also increase our variable rate borrowing costs, if any. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

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
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the nine months ended September 30, 2014.
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

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of October 2014.

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

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.