Form 10-K
period 2014-12-31
Meritage Homes CORP
filed 2015-02-17
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 1-9977

(Exact Name of Registrant as Specified in its Charter)

Maryland	86-0611231
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8800 E. Raintree Drive, Suite 300, Scottsdale, Arizona	85260
(Address of Principal Executive Offices)	(Zip Code)
(480) 515-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	New York Stock Exchange
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant (37,055,162 shares) as of June 30, 2014, was $1.6 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 13, 2015 was 39,364,053.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

3

PART I
Item 1. Business
The Company
Meritage Homes is a leading designer and builder of single-family detached homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have operations in three regions: West, Central and East, which include nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. These three regions are our principal business segments. Please refer to Note 14 of the consolidated financial statements for information regarding our operating and reporting segments.
Our homebuilding and marketing activities are conducted under the Meritage Homes brand in each of our homebuilding markets, other than in Tennessee, where we currently operate under the Phillips Builders brand, and in the Atlanta and Greenville markets where we currently operate under the Legendary Communities brand. We also operate under the name Monterey Homes in some markets. At December 31, 2014, we were actively selling homes in 229 communities, with base prices ranging from approximately $130,000 to $1,230,000.
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
Meritage operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee, nominating/governance committee and land committee. The charters for each of these committees are available on our website, along with our Code of Ethics, Corporate Governance Principles and Practices and Securities Trading Policy. All of our employees, officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance. Our committee charters, Code of Ethics, Corporate Governance Principles and Practices and Securities Trading Policy are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address: Meritage Homes Corporation, 8800 East Raintree Drive, Suite 300, Scottsdale, Arizona 85260, Attention: General Counsel. Our telephone number is (480) 515-8100.
Strategy
All facets of our operations are governed by the principles of our strategic model which defines Meritage's culture and operational parameters, ensuring that our actions are aligned around the achievement of our goals. This model combines our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including: management, land acquisition and development, finance, marketing, sales, purchasing, construction and customer care. The main tenets of our strategic model are to:

•	Maintain sufficient capital and liquidity to take advantage of market opportunities while holding leverage at moderate levels to optimize shareholder returns;

•	Ensure that we have the best team available by hiring and nurturing top talent, expecting top level performance and allocating proper resources to drive execution of our business plan;

•	Strategically grow our business utilizing our state-of-the-art market research tools to make informed decisions about land purchases both organically and through acquisitions in new markets;

•	Employ our knowledge of customer preferences generated through regular surveys and research to align our product offerings with homebuyers’ demands;

•	Customize our sales techniques for today’s buyers and educate our sales team about our Meritage Green offerings and other features of our homes and on the availability of mortgage products;

•	Constantly evaluate our pricing, and refine our product and community amenity offerings to better appeal to potential buyers;

•
Continuously improve our construction process by working with our vendors to find mutual efficiencies in order to construct high-quality homes at the lowest possible cost, while incorporating our Meritage Green concepts and technologies into routine construction practices;

•
Provide the highest level of customer service and care by working closely with our buyers throughout the sales and construction process and monitoring their satisfaction routinely after delivery of their homes; and

•	Provide an efficient sales-to-close cycle time by refining our processes and streamlining scheduling and production.
These tenets drive our short- and long-term goals and are evident in the operational decisions made in each of our divisions and communities, all of which contribute to the successes we have achieved with our customers, within the marketplace and within our homebuilder peer group.
With our focus on innovation, we employ industry-leading building techniques and technologies through our Meritage Green building program which is aimed at setting the standard for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct (except those we construct in markets in which we recently acquired the assets of another company), meets ENERGY STAR® standards, with many of our communities greatly surpassing those levels, offering our customers homes that utilize, on average, half of the energy of the standard US home. Our commitment to incorporate these energy standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these standard features to our home buyers for nominal additional cost. As a result of our "green" building practices, we have benefited from energy tax credits of nearly $21.0 million (including our estimated credits for 2014 closings) over the last several years.
Year after year we build homes that exceed the ENERGY STAR® requirements for energy efficiency, which helps deliver long- and short-term savings to our homeowners. As a result for the second consecutive year, we have earned the EPA's highest ENERGY STAR award, "Partner of the Year-Sustained Excellence". Leading the industry with our "green" building strategies benefits our homeowners as well as the environment. Through our “green” strategy, we believe we continue to lead the industry by incorporating advanced building technologies into the homes we build that further differentiate our product in the marketplace when compared against both new and resale homes, providing us with a competitive advantage while allowing our buyers to live in more comfortable, healthy and cost effective homes. Our homeowners’ utility usage on average is half that of the current national average of US households reducing both their utility bills as well as their carbon footprint.
In 2014, we proudly issued our first Corporate Sustainability Report ("Sustainability Report"), voluntarily reporting our 2013 sustainability practices in compliance with the standards of the Global Reporting Initiative Guidelines. A copy of our Sustainability Report is available on our website and we are currently working on our 2014 Sustainability Report which we plan to issue later in 2015.

Markets
We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
East Bay/Central Valley, CA	1998
Sacramento, CA	1998
San Antonio, TX	2003
Inland Empire, CA	2004
Denver, CO	2004
Orlando, FL	2004
Raleigh, NC	2011
Tampa, FL	2011
Charlotte, NC	2012
Nashville, TN	2013
Atlanta, GA	2014
Greenville, SC	2014

Our homes range from entry level to luxury. A summary of activity by region as of and for the years ended December 31, 2014 and 2013 follows (dollars in thousands):

	Year Ended December 31, 2014		At December 31, 2014
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	924	$332.6	192	$66,218	6,561	41
California	785	$503.3	212	123,963	2,839	24
Colorado	464	$445.5	268	121,633	1,564	17
Nevada	—	$—	—	—	25	—
West Region Total	2,173	$418.4	672	$311,814	10,989	82
Central Region
Texas	2,224	$307.4	858	$309,041	9,107	59
Central Region Total	2,224	$307.4	858	$309,041	9,107	59
East Region
Florida	699	396.3	237	$102,570	3,784	29
Georgia	90	$329.3	53	16,584	1,567	13
North Carolina	386	$409.3	185	68,168	1,907	21
South Carolina	112	$323.6	70	26,120	2,102	20
Tennessee	178	$273.5	39	12,155	839	5
East Region Total	1,465	$375.1	584	$225,597	10,199	88
Total Company	5,862	$365.5	2,114	$846,452	30,295	229

	Year Ended December 31, 2013		At December 31, 2013
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	1,041	$316.9	278	$97,239	7,402	40
California	989	$432.6	225	107,463	2,774	22
Colorado	405	$392.1	202	92,384	2,170	14
Nevada	38	$234.2	—	—	174	—
West Region Total	2,473	$374.2	705	$297,086	12,520	76
Central Region
Texas	1,834	$268.7	792	$245,655	7,568	70
Central Region Total	1,834	$268.7	792	$245,655	7,568	70
East Region
Florida	691	$382.2	208	$89,272	3,456	20
North Carolina	239	$390.0	108	43,218	1,691	17
Tennessee	22	$359.2	40	11,441	427	5
East Region Total	952	$383.6	356	$143,931	5,574	42
Total Company	5,259	$339.1	1,853	$686,672	25,662	188

(1)	“Home Sites Controlled” is the estimated number of homes that could be built on unstarted lots we control, including lots available for sale and on undeveloped land.

The 18.1% overall increase in our homesites controlled as of December 31, 2014 as compared to the prior year reflects our efforts to execute on our strategy to expand our land pipeline, as well as entry into new markets. With our most recent acquisition of of the homebuilding assets and operations of BK Residential Construction, LLC ("Legendary Communities"), we acquired control of approximately 4,800 lots, of which 700 were owned and 4,100 were under option contracts with third parties.
The average closing price increase in 2014 versus 2013 highlights a shift to communities offering larger homes that have higher average sales prices and to a lesser extent, our ability to initiate modest price increases in specific communities. Our closings volume increase coupled with these higher average sales prices contributed to the Company-wide increase in home closing revenue. We believe our land positioning strategies have helped to pave the way for achieving future growth and profitability.
In the latter half of 2012, we commenced limited operations of our wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). During 2013, we migrated most of our divisions to the Carefree Title platform. Carefree Title's core business lines include title insurance and closing/settlement services for our homebuyers. We previously were involved in title operations through participation in joint ventures in certain locations. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. In addition, homebuyers that utilize Carefree Title's services for their home closings benefit from a more convenient closing experience as Carefree Title's processes are streamlined with those of our homebuilding segment, creating a more efficient work-flow that is seamless to our homebuyers. Revenue and expense from Carefree Title are included in our Financial Services segment in the accompanying consolidated financial statements.

Recent Industry and Company Developments
During 2014, the housing market continued to see overall improvements, albeit at a more moderate pace than the prior year. The current recovery, which largely began in 2012 continued, and has been mostly driven by the low cost of home ownership coupled with relatively low inventories of homes for sale, along with a generally improving economy. The market continues to benefit from housing affordability and increasing consumer confidence, although it has not yet returned to normalized levels. In line with historical trends in the homebuilding industry, the performance of individual housing markets vary, accordingly, we experienced healthy orders and average sales price growth in some markets and more tempered growth or slight declines in our year-over-year results in other markets. We benefited from growing the number of actively selling communities in strategic locations and expansion into new markets during 2014, which contributed to positive results in key operational metrics as compared to the prior year.
We remain focused on positioning ourselves in well-located and highly-desired communities in many of the top residential real-estate markets in the United States as evidenced by our strategic expansion in the East Region, both through acquisitions of local builders, start up operations in new markets, and through organic growth within existing markets. We believe we also successfully differentiate ourselves from our competition by offering a line-up of extremely livable and efficient plans that highlight the benefits of our industry-leading energy efficient homes. In addition, we also offer our buyers the ability to personalize their homes and we provide a home warranty, further setting us apart from the competition we face with resale homes.
We also carefully manage our goals of maintaining adequate liquidity and a strong balance sheet. During 2014, we strengthened our balance sheet through an equity offering that generated $110.4 million in net proceeds and by increasing the capacity of our unsecured revolving credit facility to $400.0 million. After these transactions, we ended the year with cash and cash equivalents totaling $103.3 million as compared to $274.1 million at December 31, 2013. During 2014, we invested much of our cash into land and land development spending as well as investing in new markets, including the acquisition of Legendary Communities for approximately $130.7 million. As a means of managing our cash outlays, we have also begun to actively acquire lot positions through option contracts, more specifically through land banking arrangements that have become more available recently and that allow us to leverage our balance sheet (see Note 3 for additional information related to option contracts). We attribute much of our year-over-year improvements to strategic land positions with appealing energy-efficient product offerings coupled with the strengthening economy. In order to continue to tap into the successes we have had with our strategic land acquisition efforts, we continue to reinforce our lot positions with well-located lots in our existing markets and are actively evaluating opportunities for expansion into new markets. We have entered six new markets since 2011 and most recently we entered the Nashville, Tennessee market in August 2013 and in August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets through the acquisition of the homebuilding assets of Legendary Communities. In 2013, we fully wound down our home building operations in the Las Vegas market.
Our active community count increased at year-end to 229 versus 188 a year ago, due to the contributions of our new divisions and our increased land acquisition efforts. Our orders per average active community during 2014 dropped to 28.5 as compared to 32.5 in 2013, reflecting the tempering of orders volume during 2014 and from the lower orders pace of our acquired Legendary Communities operations. Our unsold inventory consisted of 1,248 homes as of December 31, 2014, approximately 47.9% of which were completed, as compared to prior year unsold inventory of 768 homes.
Land Acquisition and Development

Our current land pipeline goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development and manage to our business plan for future closings. To grow our business and to better leverage our existing overhead, we are currently focused on adding to our current lot positions and expanding our market share in our key markets and their surrounding submarkets while also exploring opportunities outside of our existing markets. As of December 31, 2014 we have a 5.2-year supply of lots, based on 2014 closings, although approximately 7% of our lot supply is in master-planned Active Adult communities that traditionally contain a significantly larger supply of lots and, accordingly, have a longer lot position. We continually evaluate our markets, monitoring and adjusting our lot supplies to ensure we have a sufficient pipeline, and are committed to growing our active community count in key locations through lot and land acquisitions.
We are currently purchasing primarily partially-developed or undeveloped lots. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. Finished lots are those on which the development has already been completed by a third party, and they are ready for immediate home construction. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially finished lots than in recent years. Undeveloped land and partially finished lots require a longer lead time to allow for development activities before our new communities are able to open for sales. However, we are typically purchasing undeveloped and partially finished lots at a lower cost as we are responsible for improvements on the land, rather than paying a mark-up on improvements from a prior developer. When evaluating any land acquisition, our selection is based upon a variety of factors, including:

•	financial feasibility of the proposed project, including projected profit margins, return on capital invested, and the capital payback period;

•	existing concentration of owned and contracted lots in surrounding markets, including nearby Meritage communities;

•	suitability for development, generally within a three to five-year time period from the beginning of the development process to the delivery of the last home;

•	surrounding demographics based on extensive marketing studies, including surveys of both new and resale homebuyers;

•	the ability to secure governmental approvals and entitlements, if required;

•	results of environmental and legal due diligence;

•	proximity to local traffic and employment corridors and amenities;

•	availability of seller-provided purchase options or agreements that allow us to defer lot purchases until needed for production; and

•	management’s judgment as to the local real estate market and economic trends, and our experience in particular markets.
When purchasing undeveloped or partially developed land, we generally acquire land only after most necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to appropriate zoning, development agreements and preliminary or tentative maps and recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. We may consider the purchase of unentitled property when we can do so in a manner consistent with our business strategy. Currently, we are developing parcels that on average range from 50 to 200 lots.
Once we secure undeveloped land, we generally initiate development through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, landscaping improvements, and recreation facilities and other improvements and refinements. We may build homes in master-planned communities with home sites that are along or near major amenities, such as golf courses or recreation facilities.
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
As discussed previously, as a means of accessing parcels of land with minimal cash outlay, we have increased our use of rolling option contracts through landbanking arrangements. Acquiring our land through option contracts, when available, allows us to leverage our balance sheet by controlling the timing and volume of lot and land purchases from third parties. These contracts are usually structured to approximate our projected absorption rate at the time the contract is negotiated, are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 15% of the total land purchase price. We believe the use of option contracts limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns. If we are not successful in these re-negotiations, we might determine that a project is no longer feasible or desirable and cancel the option contracts, usually resulting in the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. As the homebuilding industry has rebounded over the last several years, there has been an increase in the number of option contracts available and during 2014 we were successful in securing approximately 11,000 lots through such options. Land purchases are generally financed through our working capital, including corporate borrowings.
At December 31, 2014, in addition to our 19,673 owned lots, we also had 10,622 lots under option or contract for a total purchase price of approximately $754.7 million, with $92.1 million in cash deposits. Information related to lots and land under option is presented in Note 3—Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.
All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of our senior management team and key operating and financial executives. All land acquisitions exceeding pre-specified limits must also be approved by our Board of Directors' Land Committee.
The following table presents information as of December 31, 2014 (dollars in thousands):

	Number of Lots Owned (1)		Number of Lots Under Contract or Option (1)(2)	Total Number of Lots Controlled
	Finished	Under Development and Held for Sale
West Region
Arizona	2,164	3,775	622	6,561
California	966	1,143	730	2,839
Colorado	592	521	451	1,564
Nevada	25	—	—	25
West Region Total	3,747	5,439	1,803	10,989
Central Region
Texas	1,874	3,923	3,310	9,107
Central Region Total	1,874	3,923	3,310	9,107
East Region
Florida	1,051	1,793	940	3,784
Georgia	175	—	1,392	1,567
North Carolina	417	446	1,044	1,907
South Carolina	293	—	1,809	2,102
Tennessee	94	421	324	839
East Region Total	2,030	2,660	5,509	10,199
Total Company	7,651	12,022	10,622	30,295
Total book cost (3)	$577,880	$558,969	92,134	$1,228,983

(1)	Excludes lots with finished homes or homes under construction. The number of lots is an estimate and is subject to change.

(2)
There can be no assurance that we will actually acquire any lots controlled under option or purchase contract. These amounts do not include 4,462 lots under contract with $3.6 million of refundable earnest money deposits, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contracts.

(3)	For lots owned, book cost primarily represents the cost of land, development and capitalized interest. For lots under contract or option, book cost primarily represents earnest and option deposits.

Investments in Unconsolidated Entities — Joint Ventures
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, we currently do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. We currently have only two such active ventures. We also participate in one mortgage business joint venture. The mortgage joint venture is engaged in mortgage activities, and they provide services to both our customers and other homebuyers.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities. See Note 4 in the accompanying consolidated financial statements for additional information regarding guarantees.
Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimizing construction costs and control product consistency and availability. Our contracts require that our subcontractors comply with all laws and labor practices pertaining to their work, follow local building codes and permits, and meet performance, warranty and insurance requirements and standards. Our purchasing and construction managers coordinate and supervise the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2014, we employed approximately 560 full-time construction operations personnel.
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
Marketing and Sales
We believe that we have an established reputation for building attractive, high quality and efficient homes, which helps generate demand in each new project. We also use advertising and other promotional activities, including our website at www.meritagehomes.com, social media outlets, magazine and newspaper advertisements, radio, brochures, direct mailings and the placement of strategically located signs in the vicinities around our developments. Our marketing strategy is aimed at differentiating us from other new homebuilders, and resale homes.
We use furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. We generally employ or contract with interior and landscape designers who create attractive model homes that highlight the features and options available for the product line within a project. We typically build between one and three model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient features in our homes differentiate us from other homes. In our Meritage Green communities, we have built "learning centers" in order to inform our buyers about energy-efficient features and help them understand how and to what extent a Meritage home can reduce utility bills and provide improved livability and comfort. In conjunction with the learning centers, our sales and marketing efforts use testimonials from actual homebuyers in order to showcase real-life experiences of how our green features favorably impact the bottom line of our buyers’ utility bills as well as the livability of their homes.
In select cases, we sell and lease back some of our model homes from individual buyers who do not intend to occupy the home immediately. At December 31, 2014, we owned 319 model homes, leased-back three model homes and had an additional 37 models under construction.
Our homes generally are sold by our commissioned sales associate employees who typically work from a sales office located in the converted garage of one of the model homes for each project. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products over the Internet. At December 31, 2014, we had approximately 400 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our housing product, our green features, our sales strategies, mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, sales techniques, competitive products in the area, financing availability and credit score repair opportunities, construction schedules, marketing and advertising plans, available product lines, pricing, options and warranties offered, as well as the numerous benefits and savings our green product provides. Our sales associates are licensed real estate agents where required by law. Our sales associates assist our customers to make standard selections and to select available options and upgrades, which we design to appeal to local consumer demands. In some divisions, we contract with third-party design studios that specialize in assisting our homebuyers with those selections to personalize their homes. Utilizing such third-party design studios typically allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions. Third-party brokers may also sell our homes, and are usually paid a sales commission based on the price of the home.
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
Backlog
Our sales contracts require cash deposits and are frequently subject to certain contingencies such as the buyer’s ability to qualify for financing. Additional deposits are usually collected upon the selection of options and upgrades. Homes covered by such sales contracts but which are not yet closed are considered “backlog” and are representative of potential future revenues. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory. A sale contingent upon the sale of a customer’s existing home is not considered a sale until the contingency is removed. We generally require a signed sales contract to release a lot to start construction, although on a regular basis we also start a certain number of homes for speculative sales inventory, as we have had a high level of success with these quick move-in opportunities, particularly in communities that appeal to the renter and first-time buyer demographic. We may also start construction on such homes to accelerate or facilitate the close-out of a community. At December 31, 2014, 68.0% of our 2,114 homes in backlog were under construction.
We do not recognize any revenue from home sales until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2014, of our total homes in inventory excluding model homes, 25.4% were under construction without sales contracts and 23.4% were completed homes without sales contracts. A portion of the unsold homes resulted from homesites that began construction with valid sales contracts that were subsequently canceled. We believe that during 2015 we will deliver to customers substantially all homes in backlog at December 31, 2014 under existing or, in the case of cancellations, replacement sales contracts.
Our backlog increased 14.1% to 2,114 units with a value of approximately $846.5 million at December 31, 2014 from 1,853 units with a value of approximately $686.7 million at December 31, 2013. These increases are due both to our improved orders volume year over year and the increase in our number of actively selling communities due, in part, to our Legendary Communities acquisition. The increase in backlog value also is the result of the higher average prices on orders in 2014 as compared to the prior year.

Customer Financing
We refer homebuyers who require financing to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have entered into a joint venture arrangement with an established mortgage broker that allows it to act as a preferred mortgage broker to our buyers in most of our markets to help facilitate the sale and closing process as well as generate additional fee income for us through our percentage share of joint venture operations (See Note 4 for additional information on joint venture financial results). In some markets we also use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs to assist homebuyers who obtain financing from our preferred lenders. Since many customers use long-term mortgage financing to purchase homes, the decreased availability of mortgage loans and tighter underwriting standards in recent years have somewhat reduced the availability of such loans, although due to the move-up nature of our product and homebuyers, we have been less affected by these conditions. Our mortgage joint venture is equipped to assist and facilitate these types of buyers through the financing process, enabling us to capture a portion of this demographic. We believe that recent developments in the mortgage industry with respect to the loosening of deposit and mortgage insurance requirements should help increase the availability of mortgages.
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
We generally provide a one-to-two-year limited warranty on workmanship and building materials and a ten-year warranty for structural defects on homes we build. We require our subcontractors to provide a warranty and indemnity to us as well as evidence of insurance before beginning work, and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for warranty work within our communities. Warranty reserves generally range from 0.2% to 0.6% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural defect claims for the products we use in the construction of our homes, the markets in which we build, claim settlement history, and insurance and legal interpretations, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves have been sufficient to cover net out-of-pocket warranty costs.
Competition and Market Factors
The construction and sale of homes is a highly-competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, as well as existing resale homes, foreclosures, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources and may have lower costs than we do. Competition among residential homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, amenities, design, innovation, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

•	experience within our geographic markets which allows us to develop and offer products that provide superior design and quality and are in line with the needs and desires of the targeted demographic;

•	streamlined construction processes that allow us to save on material, labor and time and pass those savings to our customers in the form of lower prices;

•
ENERGY STAR® standards in all of our communities (except for markets in which we had a recent company acquisition) and incremental green features that create a variety of benefits to our customers and differentiate our product from competing new and existing home inventories;

•	ability to recognize and adapt to changing market conditions, from both a capital and human resource perspective;

•	ability to capitalize on opportunities to acquire land on favorable terms; and

•	reputation for outstanding service and quality products and our exceptional customer and warranty service.

Our product offerings and strategic locations are successfully competing with both existing homes inventory and surrounding new-home communities as evidenced by our solid orders volume and relative size in most of our markets. We expect that the strengths noted above will continue to provide us with long-term competitive advantages.
We have an extensive market research department that assists our divisions in each of our markets to better compete with other homebuilders, and the inventory of re-sale homes in surrounding neighborhoods. Our strategic operations team conducts in-depth community-level reviews in each of our markets, including a detailed analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. This analysis and resulting analytical tools assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for land and lot purchases and land development. Additionally, our market research department is focused on evaluating and identifying new market opportunities. The analysis of entry into a new market includes comprehensive research and surveys of buyer demographics and demands, competitor composition and performance, the surrounding job market and employment statistics, foreclosure activity and desirability of the market in general. Based on the results of our market research, we successfully entered the Charlotte market in 2012, the Nashville market in 2013 and most recently the Atlanta, Georgia and Greenville, South Carolina markets in 2014.
Government Regulation and Environmental Matters
To the extent that we acquire undeveloped land, it is typically acquired after all or most entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and they could lapse.
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
In addition, there is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase the cost to construct homes, although our green initiatives meet, and in many instances exceed, current and expected energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs and longer approval and development timelines. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and energy-related regulations.
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
We usually will condition our obligation to acquire property on, among other things, an environmental review of the land. To date, we have not incurred any material unanticipated liabilities relating to the removal or remediation of unknown toxic wastes or other environmental conditions. However, there is no assurance that we will not incur material liabilities in the future relating to toxic waste removal or other environmental conditions affecting land currently or previously owned.
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
Employees, Subcontractors and Consultants
At December 31, 2014, we had approximately 1,300 full-time employees, including approximately 300 in management and administration, 30 in our title company, 400 in sales and marketing, and 560 in construction operations. Our operations are carried out through both local and centralized corporate management. Local operations are made up of our division employees, led by management with significant homebuilding experience and who typically possess a depth of knowledge in their particular markets. Our centralized corporate management sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management and information systems. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.
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
Executive Officers of the Registrant
The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2015). Other than the terms and provisions of various employment and change of control agreements between the Company and the listed officers, there are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position
Steven J. Hilton	53	Chairman of the Board and Chief Executive Officer
Larry W. Seay	59	Chief Financial Officer, Executive Vice President
C. Timothy White	54	General Counsel, Executive Vice President and Secretary
Steven M. Davis	56	Chief Operating Officer, Executive Vice President
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

Steven M. Davis joined Meritage in 2006 and has been Chief Operating Officer, Executive Vice President since December 2008.
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
In general, housing demand is adversely affected by a lack of availability of mortgage financing and increases in interest rates. Most of our buyers finance their home purchases through our mortgage joint venture or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. Although long-term interest rates currently remain near historically low levels, it is impossible to predict future increases or decreases in market interest rates.
Homebuilding activities also depend, in part, upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often must sell their residences before they purchase our homes. Mortgage lenders are subject to increasing restrictive underwriting standards by the regulatory authorities which oversee them. Additionally, potential home buyers who have previously experienced a foreclosure or a short-sale of their homes may be precluded from obtaining a mortgage for several years. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), which was signed into law in 2010, established several new standards and requirements relating to the origination, securitization and servicing of residential consumer mortgage loans. These and other regulations, standards, rules and requirements, as and when implemented, could further restrict the availability of loans and/or increase the costs to borrowers to obtain such loans. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
We conduct our construction operations only as a general contractor. Virtually all architectural, construction and development work is performed by unaffiliated third-party consultants and subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these consultants and subcontractors for the design and construction of our homes and to provide related materials. As the homebuilding market returns to full capacity, we have previously experienced and may again experience skilled labor shortages. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot be assured that there will be a sufficient supply or satisfactory performance by these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.
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
As a homebuilder, we are subject to market forces beyond our control. In general, housing demand is impacted by the affordability of housing. Many homebuyers need to sell their existing homes in order to purchase a new home from us, and a weakness in the home resale market could adversely affect that ability. Declines in home prices could have an adverse effect on our homebuilding business margins and cash flows.
High cancellation rates may negatively impact our business; some home cancellations are with homebuyers that have refundable deposits.
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
The prior recession and downturn in the homebuilding industry had a significant adverse effect on us. If the economy reverses, it could require that we write off or write down assets, dispose of assets, reduce operations, restructure our debt and/or raise new equity or debt to pursue our business plan, any of which could have a detrimental effect on our current stockholders. Additional external factors, such as foreclosure rates, mortgage pricing and availability, and unemployment rates could put pressure on our results.

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
In the prior homebuilding cycle, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option or proceed with the purchase(s). During the prior downturn, we forfeited significant amounts of deposits and wrote off significant amounts of related pre-acquisition costs related to projects we no longer deemed feasible, as they were not generating acceptable returns. Another downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects, which may result in writedowns that would reduce our assets and stockholders’ equity.
Our business may be negatively impacted by natural disasters.
Our homebuilding operations include operations in Texas, California, North Carolina, South Carolina, Tennessee, Georgia and Florida. These markets occasionally experience extreme weather conditions such as tornadoes and/or hurricanes, earthquakes, wildfires, flooding, landslides, sink-holes and other natural disasters. We do not insure against some of these risks. These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials due to such disasters. Any of these events could cause a decrease in our revenue, cash flows and earnings.
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
In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. We have one state tax audit unresolved at this time. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with tax laws and regulations and relevant accounting literature, it is possible that the final tax authority will take a tax position that is materially different than ours. As each audit is conducted, adjustments, if any, are appropriately recorded in our consolidated financial statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

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
We have operations in Texas, Arizona, California, Colorado, Florida, North Carolina, South Carolina, Georgia and Tennessee. Although we have recently expanded our operations to new markets, our geographic diversification is still limited and could adversely impact us if the homebuilding business in our current markets should decline, since we may not have a balancing opportunity in other geographic regions. For example, oil prices have declined significantly in the latter part of 2014 and into early 2015. Our operations in the Houston and Colorado markets may be sensitive to declining oil prices as energy is an important employment sector in both of those markets.
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
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2014, we had approximately $935.2 million of indebtedness and $103.3 million of cash and cash equivalents. If we require working capital greater than that provided by operations, our current liquidity position, and our capacity under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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
Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2014, our credit ratings were BB-, Ba3, and BB-by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability in the future to obtain additional financing, or to obtain such financing at terms that are favorable to us and therefore, may adversely impact our future operations.
We may not be successful in future expansion and integrating acquisitions.
We may consider growth or expansion of our operations in our current markets or in other areas of the country. We may not be successful in future expansion and integrating future acquisitions, or our recently acquired Legendary Communities operations in Atlanta and Greenville. Our expansion into new or existing markets could have a material adverse effect on our cash flows and/or profitability. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the size of the new business, and general economic and business conditions. New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties in the assimilation and integration of the acquired company’s operations, including our recent acquisition of Legendary Communities, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.
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
In addition, there is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related regulations.
  In 2012 we formed our wholly-owned title company, Carefree Title Agency.  Carefree Title Agency provides title insurance and closing settlement services for our homebuyers.  The title and settlement services provided by Carefree Title Agency are subject to various regulations, including regulation by state banking and insurance regulations.  Potential changes to federal and state laws and regulations could have the effect of limiting our activities or how our joint venture conducts its operations and this could have an adverse effect on our results of operations.
Our mortgage joint venture is engaged in mortgage broker activities and provides services both to our clients and other homebuyers. The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations.  In addition, if we are determined to have violated federal or state regulations, we face the loss of our licenses or other required approvals or we could be subject to fines, penalties, civil actions or we could be required to suspend our activities, each of which could have an adverse effect on our reputation, results and operations.
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
We believe we currently have a competitive advantage over many of the other production homebuilders by virtue of our Meritage Green technology. Our green communities offer a high level of energy-saving features included in the base price of our homes, and most of our communities are engineered to add on optional solar features to further optimize energy savings. If other builders are able to replicate our green technologies and offer them at a similar price point, it could diminish our competitive advantage in the marketplace.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our intentions and the expected benefits and advantages of our strategic model and Meritage Green initiatives as well as our land positioning strategies; the benefits of and our intentions to use options to acquire land; our exposure to supplier concentration risk; that we will not incur material impairments relating to our mothballed communities; our delivery of substantially all of our backlog existing as of year-end; management estimates regarding future joint venture exposure; our positions and our expected outcome relating to litigation in general and specifically to the litigation we are involved with concerning the South Edge/Inspirada joint venture; our intentions to not pay dividends; our perceptions of the importance of joint ventures to our business; that recent developments in the mortgage industry will help increase the availability of mortgages; that lower results in Arizona are a temporary pause; that operational changes we plan to make in our Legendary Communities markets will result in order trends more consistent with our other markets; that the impact of purchase price adjustments to assets acquired as part of the Legendary Communities acquisition will dissipate over the next few quarters, but will continue to place downward pressure on gross margins in the near term; our use of derivative financial instruments; whether certain guarantees relating to our joint ventures will be triggered; expectations regarding our industry and our business into 2015 and beyond, and that we expect our cash expenditures will exceed our cash generated by operations as we continue to expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise); that we may expand into new markets; the availability of suppliers; that we do not expect to utilize our share repurchase program in the foreseeable future; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs, gross margins and profitability and future home inventories; our future cash needs; and the impact of seasonality; and our future compliance with debt covenants and actions we may take with respect thereto.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate office is in a leased building located in Scottsdale, Arizona with 63,819 square feet and a September 30, 2023 lease expiration.
We lease an aggregate of approximately 241,000 square feet of office space (of which approximately 10,000 square feet is currently subleased by us to third parties) in our markets for our operating divisions, corporate and executive offices.

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

On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada, which is currently being prosecuted in the name of JP Morgan's agent, ISG Insolvency Group, Inc. regarding most of the same issues addressed in the Ohio litigation (Case No. 2: 11-CV-01364- PMP). The Ohio and Nevada actions have been consolidated into a single action. On October 26, 2011, the Bankruptcy Court approved a plan pursuant to which (i) the lenders have received all payments to which they are entitled, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders’ repayment guarantee claim against Meritage.

On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for prejudgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, and on July 17, 2013 posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. On February 14, 2014 the Court awarded JP Morgan an additional $877,241 for pre-judgment attorneys’ fees. Meritage has appealed this Judgment as well, and per stipulation of the parties, has posted an amended bond in the total amount of $16,930,477 covering both judgments. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling on appeal which is currently pending. In addition, we believe that four co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage is required to pay under the arbitration repayment guarantee.

In March 2012, Inspirada Builders, LLC (an entity owned by the above named four co-venturers), as Estate Representative of bankrupt South Edge, LLC (the original joint venture), filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There were two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for not paying the amount Meritage fully tendered but South Edge (at the direction of or as a result of acts of or the failure to perform by the above-named co-venture members) rejected in 2008. The second demand was for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC, which is the new owner of the project, having purchased it through bankruptcy proceedings. The second demand was dismissed on June 27, 2013. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the already pending repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. The balance of the parties' arbitration claims are currently pending, but pursuant to a stipulation of the parties they have been stayed pending resolution of our pending appeal of the Court's rulings in favor of JP Morgan in the federal court action. We do not believe there is any additional exposure to us related to this new claim beyond that already disclosed and discussed in this Legal Proceedings section.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTH”. The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, follow.

	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$50.28	$39.86	$48.62	$37.82
June 30	$45.03	$37.19	$52.95	$39.02
September 30	$43.24	$35.43	$48.46	$38.42
December 31	$41.08	$32.40	$48.19	$38.92
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

	2009	2010	2011	2012	2013	2014
Meritage Homes Corporation	100.00	114.85	119.97	193.22	248.27	186.19
S&P 500 Index	100.00	112.56	112.88	128.13	165.57	184.47
Dow Jones US Home Construction Index	100.00	100.44	96.54	175.32	192.47	206.62

The above graph compares the five-year total return of our common stock with the S&P 500 Index and the Dow Jones US Home Construction Index. The graph assumes 100 invested as of December 31, 2009 in Meritage Common Stock the S&P 500 Index and the Dow Jones US Home Construction Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

On February 4, 2015 there were approximately 220 owners of record and approximately 12,500 beneficial owners of common stock.
The transfer agent for our common stock is Computershare Investor Services, LLC, 480 Washington Blvd., Jersey City, NJ 07310 (www.cpushareownerservices.com).

Historically, we have not declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, as well as other factors considered relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 5 in the accompanying consolidated financial statements.
Reference is made to Note 10 in the accompanying consolidated financial statements for a description of our stock-based compensation plans.
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the twelve months ended December 31, 2014. During 2012, we canceled and retired all of our treasury shares. These shares remain as authorized and unissued shares.
On February 21, 2006, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. In August 2006, the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of December 31, 2014, we had approximately $130.2 million of the authorized amount available to repurchase shares under this program. We have no plans to purchase additional shares under this program in the foreseeable future.

Item 6. Selected Financial Data
The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2014. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2014	2013	2012	2011	2010
Statement of Operations Data:
Homebuilding:
Total closing revenue	$2,169,643	$1,814,659	$1,193,674	$861,244	$941,656
Total cost of closings (1)	(1,717,026)	(1,418,241)	(975,475)	(720,136)	(773,960)
Gross profit	452,617	396,418	218,199	141,108	167,696
Financial services profit	16,178	15,954	10,255	6,563	7,091
Commissions and other sales costs	(156,742)	(126,716)	(94,833)	(74,912)	(76,798)
General and administrative expenses	(104,598)	(91,510)	(68,185)	(64,184)	(59,784)
Loss from unconsolidated entities, net (2)	(447)	(378)	(224)	(714)	(1,848)
Interest expense	(5,163)	(15,092)	(24,244)	(30,399)	(33,722)
Other income/(loss), net	6,572	2,792	(6,342)	2,162	3,303
Loss on extinguishment of debt	—	(3,796)	(5,772)	—	(3,454)
Earnings/(loss) before income taxes	208,417	177,672	28,854	(20,376)	2,484
(Provision for)/benefit from income taxes	(66,176)	(53,208)	76,309	(730)	4,666
Net earnings/(loss)	$142,241	$124,464	$105,163	$(21,106)	$7,150
Earnings/(loss) per common share:
Basic	$3.65	$3.45	$3.09	$(0.65)	$0.22
Diluted (3)	$3.46	$3.25	$3.00	$(0.65)	$0.22
Balance Sheet Data (December 31):
Cash, cash equivalents, investments and securities and restricted cash	$103,333	$363,823	$295,469	$333,187	$412,642
Real estate	$1,877,682	$1,405,299	$1,113,187	$815,425	$738,928
Total assets	$2,316,138	$2,003,361	$1,575,562	$1,221,378	$1,224,938
Senior, senior subordinated and convertible notes, loans payable and other borrowings	$935,208	$921,048	$729,085	$606,409	$605,780
Total liabilities	$1,206,649	$1,161,969	$881,352	$732,466	$724,943
Stockholders’ equity	$1,109,489	$841,392	$694,210	$488,912	$499,995
Cash Flow Data:
Cash (used in)/provided by:
Operating activities	$(211,248)	$(77,924)	$(220,923)	$(74,136)	$32,551
Investing activities	$(62,867)	$1,031	$23,844	$141,182	$(174,515)
Financing activities	$103,312	$180,572	$193,924	$2,613	$(3,414)

(1)	Total cost of closings includes $3.7 million $1.0 million, $2.0 million, $15.3 million and $6.5 million of impairments for the years ending December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)	Loss from unconsolidated entities in 2010 includes $0.3 million of joint venture investment impairments.

(3)
Diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 includes adjustments to net earnings to account for the interest attributable to our convertible debt, net of income taxes. See Note 8 of our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
Industry Conditions

During 2014, the overall housing market's results continued to improve from the recovery that began in 2012, although the growth was at a more moderate pace than that of the prior year, which reported exceptionally strong growth. Housing affordability and decreased inventory home levels in many markets resulted in solid financial and operational performance for the overall homebuilding sector. The variability between individual markets was more prevalent in 2014 as local economic and employment situations influenced demand, returning to trends experienced in prior homebuilding cycles.

We are committed to our plan of strategically positioning ourselves in many of the top housing markets in the country and continue to actively source land in well-located communities within those locations. We offer our buyers energy efficient features coupled with the ability to personalize their homes and we provide a home warranty, successfully setting us apart from the competition we face with resale homes.
Summary Company Results
Total home closing revenue was $2.1 billion for the year ended December 31, 2014, increasing 20.1% from $1.8 billion for 2013. Total home closing revenue for the year ended December 31, 2013 was 50.6% higher than the $1.2 billion recorded for the year ended December 31, 2012. These strong revenue results generated net income of $142.2 million compared to $124.5 million in 2013 and $105.2 million in 2012. Our 2014 results include $66.2 million of taxes. Our 2013 results include $53.2 million of taxes and $3.8 million of early debt extinguishment costs. 2012 results included $5.8 million from loss on early extinguishment of debt, an $8.7 million charge for litigation accruals and reflect a $76.3 million benefit from income taxes due to the reversal of most of our deferred tax asset valuation allowance.
Company-wide both units and average sales prices in closings and backlog results experienced healthy year-over-year increases in 2014. Overall order growth, however, was more tempered during 2014, reflecting the stabilization of and slowing in certain of our markets. At December 31, 2014, our backlog of $846.5 million was up 23.3% from $686.7 million at December 31, 2013. Increased community count and higher average sales prices in 2014 are largely responsible for the increase in ending backlog volume and value. Our average sales price for homes in backlog increased 8.0% to $400,400 from $370,600 at December 31, 2013 primarily due to our mix of homes shifting to higher-priced markets and states. Overall increases year-over-year are partially attributable to our market expansion as a result of our recent acquisitions. Tennessee provided a full year of financial results in 2014 with only four months of comparable results in the prior year, and our most recent markets in Georgia and South Carolina provided five months of operating results in 2014 with no prior year comparable results. Our cancellation rate on sales orders as a percentage of gross sales in 2014 remains below historical levels at 14.0% as compared to 12.8% for the year ended December 31, 2013, reflecting a high quality backlog and confidence among buyers.
Company Positioning

We remain focused on our main goals of growing our orders, revenue and profit and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Generating additional working capital and maintaining adequate liquidity;

•	Continuing to actively acquire and develop lots in key markets in order to maintain and grow our lot supply and active community count;

•	Expanding market share in our smaller markets;

•	Use our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Continuing to innovate and promote the Meritage Green energy efficiency program;

•	Adapting sales and marketing efforts to increase traffic and compete with both resale and new homes;

•	Managing cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Actively monitoring our sales, construction and closing processes through customer satisfaction survey scores;

•	Promoting a positive environment for our employees in order to minimize turnover and retain our employees.

To assist in meeting and maintain our company goals, we are pleased to report the following 2014 successes:

•	Increased the capacity of our revolving credit facility and completed an equity offering;

•	Increased our market diversification and national presence through the Legendary Communities acquisition, providing entry into the Atlanta, Georgia and Greenville, South Carolina markets;

•	Increased controlled lots by 18.1%, with approximately 79% of that increase stemming from the Legendary Communities acquisition;

•	Increased our count of actively selling communities from 188 at December 31, 2013 to 229 at December 31, 2014, reporting growth in nearly every one of our markets.

Additionally, we are continually evaluating opportunities for expansion into new markets that indicate positive long-term growth trends, looking to redeploy our capital into communities both within our geographic footprint and through entry into new markets. In connection with these efforts, we have entered six new markets since 2011. Most recently, we entered the Nashville, Tennessee, market through the acquisition of certain assets of Phillips Builders in August 2013 and we entered the Atlanta, Georgia and Greenville, South Carolina markets and expanded our presence in Charlotte, North Carolina through the acquisition of Legendary Communities in August 2014 (See Note 9 of the accompanying consolidated financial statements for additional information).

We believe that the investments in our new communities, new markets and industry leading energy efficient product offerings create a differentiated strategy that has aided us in our growth and improved our operating leverage. Throughout 2014, we opened 91 new communities while closing out 82 communities and added a net increase of 32 actively selling communities from Legendary Communities, ending the year with 229 active communities. The improved community count is to a large extent the result of our land acquisition efforts to support growth in existing and new markets and the added communities from the Legendary Communities acquisition.

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

We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from these budgeted amounts for various reasons, including construction delays, labor or material shortages, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate construction and land costs.
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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill was $33.0 million and $10.2 million as of December 31, 2014 and December 31, 2013, respectively. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indicators of impairment exist) through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. Our qualitative analysis performed in 2014 included a review of the operating environment for the reporting unit carrying goodwill. Our review focused on direct margin and profitability, both historically and prospectively. The reporting unit outperformed expectations and showed no decline from our initial projections at the time we established the associated goodwill. Accordingly, we determined that moving forward to the two-step quantitative test was not required as no indicators of impairment exist. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. During the years ended December 31, 2014 and 2013, we did not record any goodwill impairment charges.
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
At December 31, 2014, our warranty reserve was $22.1 million, reflecting an accrual of 0.2% to 0.6% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $1.2 million in 2014. We recorded $0.5 million and $1.3 million unfavorable adjustments to our reserve in 2014 and 2013, respectively, based on historical trends of actual claims paid and our success in recovery of expended amounts. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
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

In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from NOLs by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full non-cash valuation allowance against our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at the time. During 2012 and 2013, we reversed all of the valuation allowance against our net deferred tax assets as we had determined that the weight of the positive evidence exceeded that of the negative evidence and that it was more likely than not that we would be able to utilize all of our deferred tax assets and NOL carryovers.
At December 31, 2014 and 2013, we had no valuation allowance against deferred tax assets.
Share-Based Payments
We have both time based restricted stock awards and units ("time based awards") and performance based restricted stock awards ("performance awards") outstanding under our stock compensation plan. Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to the performance awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation, which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense and recorded on a straight-line basis through the end of the award’s vesting period. Within our performance-based restricted stock awards, we have grants that contain market conditions as defined by ASC 718. In accordance with ASC 718, compensation cost related to these market awards is based on a derived fair value analysis and is expensed straight line over the service period of the awards. Our time based awards generally vest on a pro-rata basis over either three or five years, and our performance awards cliff vest in the third year.

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

	Years Ended December 31,		Year Over Year
	2014	2013	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$2,142,391	$1,783,389	$359,002	20.1%
Homes closed	5,862	5,259	603	11.5%
Average sales price	$365.5	$339.1	$26.4	7.8%
West Region
Arizona
Dollars	$307,282	$329,855	$(22,573)	(6.8)%
Homes closed	924	1,041	(117)	(11.2)%
Average sales price	$332.6	$316.9	$15.7	5.0%
California
Dollars	$395,105	$427,886	$(32,781)	(7.7)%
Homes closed	785	989	(204)	(20.6)%
Average sales price	$503.3	$432.6	$70.7	16.3%
Colorado
Dollars	$206,702	$158,793	$47,909	30.2%
Homes closed	464	405	59	14.6%
Average sales price	$445.5	$392.1	$53.4	13.6%
Nevada
Dollars	N/A	$8,900	N/M	N/M
Homes closed	N/A	38	N/M	N/M
Average sales price	N/A	$234.2	N/M	N/M
West Region Totals
Dollars	$909,089	$925,434	$(16,345)	(1.8)%
Homes closed	2,173	2,473	(300)	(12.1)%
Average sales price	$418.4	$374.2	$44.2	11.8%
Central Region - Texas
Central Region Totals
Dollars	$683,717	$492,777	$190,940	38.7%
Homes closed	2,224	1,834	390	21.3%
Average sales price	$307.4	$268.7	$38.7	14.4%
East Region
Florida
Dollars	$277,045	$264,066	$12,979	4.9%
Homes closed	699	691	8	1.2%
Average sales price	$396.3	$382.2	$14.1	3.7%
Georgia
Dollars	$29,633	N/A	N/M	N/M
Homes closed	90	N/A	N/M	N/M
Average sales price	$329.3	N/A	N/M	N/M
North Carolina
Dollars	$157,989	$93,210	$64,779	69.5%
Homes closed	386	239	147	61.5%
Average sales price	$409.3	$390.0	$19.3	4.9%
South Carolina
Dollars	$36,241	N/A	N/M	N/M
Homes closed	112	N/A	N/M	N/M
Average sales price	$323.6	N/A	N/M	N/M
Tennessee
Dollars	$48,677	$7,902	$40,775	N/M
Homes closed	178	22	156	N/M
Average sales price	$273.5	$359.2	$(85.7)	N/M
East Region Totals
Dollars	$549,585	$365,178	$184,407	50.5%
Homes closed	1,465	952	513	53.9%
Average sales price	$375.1	$383.6	$(8.5)	(2.2)%
N/A – Not Applicable        N/M - Not Meaningful

	Years Ended December 31,		Year Over Year
	2013	2012	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,783,389	$1,184,360	$599,029	50.6%
Homes closed	5,259	4,238	1,021	24.1%
Average sales price	$339.1	$279.5	$59.6	21.3%
West Region
Arizona
Dollars	$329,855	$221,100	$108,755	49.2%
Homes closed	1,041	825	216	26.2%
Average sales price	$316.9	$268.0	$48.9	18.2%
California
Dollars	$427,886	$264,388	$163,498	61.8%
Homes closed	989	732	257	35.1%
Average sales price	$432.6	$361.2	$71.4	19.8%
Colorado
Dollars	$158,793	$96,807	$61,986	64.0%
Homes closed	405	292	113	38.7%
Average sales price	$392.1	$331.5	$60.6	18.3%
Nevada
Dollars	$8,900	$11,444	$(2,544)	(22.2)%
Homes closed	38	61	(23)	(37.7)%
Average sales price	$234.2	$187.6	$46.6	24.8%
West Region Totals
Dollars	$925,434	$593,739	$331,695	55.9%
Homes closed	2,473	1,910	563	29.5%
Average sales price	$374.2	$310.9	$63.3	20.4%
Central Region - Texas
Central Region Totals
Dollars	$492,777	$390,642	$102,135	26.1%
Homes closed	1,834	1,655	179	10.8%
Average sales price	$268.7	$236.0	$32.7	13.9%
East Region
Florida
Dollars	$264,066	$158,091	$105,975	67.0%
Homes closed	691	$556	135	24.3%
Average sales price	$382.2	$284.3	$97.9	34.4%
North Carolina
Dollars	$93,210	$41,888	$51,322	122.5%
Homes closed	239	117	122	104.3%
Average sales price	$390.0	$358.0	$32.0	8.9%
Tennessee
Dollars	$7,902	N/A	$7,902	N/M
Homes closed	22	N/A	22	N/M
Average sales price	$359.2	N/A	$359.2	N/M
East Region Totals
Dollars	$365,178	$199,979	$165,199	82.6%
Homes closed	952	673	279	41.5%
Average sales price	$383.6	$297.1	$86.5	29.1%
N/A – Not Applicable        N/M - Not Meaningful

	Years Ended December 31,		Year Over Year
	2014	2013	Chg $	Chg %
Home Orders (1)
Total
Dollars	$2,238,117	$1,982,303	$255,814	12.9%
Homes ordered	5,944	5,615	329	5.9%
Average sales price	$376.5	$353.0	$23.5	6.7%
West Region
Arizona
Dollars	$276,261	$346,278	$(70,017)	(20.2)%
Homes ordered	838	1,070	(232)	(21.7)%
Average sales price	$329.7	$323.6	$6.1	1.9%
California
Dollars	$411,605	$410,761	$844	0.2%
Homes ordered	772	899	(127)	(14.1)%
Average sales price	$533.2	$456.9	$76.3	16.7%
Colorado
Dollars	$235,951	$201,088	$34,863	17.3%
Homes ordered	530	465	65	14.0%
Average sales price	$445.2	$432.4	$12.8	3.0%
Nevada
Dollars	N/A	$5,795	N/M	N/M
Homes ordered	N/A	24	N/M	N/M
Average sales price	N/A	$241.5	N/M	N/M
West Region Totals
Dollars	$923,817	$963,922	$(40,105)	(4.2)%
Homes ordered	2,140	2,458	(318)	(12.9)%
Average sales price	$431.7	$392.2	$39.5	10.1%
Central Region - Texas
Central Region Totals
Dollars	$747,103	$606,115	$140,988	23.3%
Homes ordered	2,290	2,126	164	7.7%
Average sales price	$326.2	$285.1	$41.1	14.4%
East Region
Florida
Dollars	$290,343	$282,328	$8,015	2.8%
Homes ordered	728	696	32	4.6%
Average sales price	$398.8	$405.6	$(6.8)	(1.7)%
Georgia
Dollars	$22,443	N/A	N/M	N/M
Homes ordered	72	N/A	N/M	N/M
Average sales price	$311.7	N/A	N/M	N/M
North Carolina
Dollars	$171,843	$119,087	$52,756	44.3%
Homes ordered	438	298	140	47.0%
Average sales price	$392.3	$399.6	$(7.3)	(1.8)%
South Carolina
Dollars	$33,177	N/A	N/M	N/M
Homes ordered	99	N/A	N/M	N/M
Average sales price	$335.1	N/A	N/M	N/M
Tennessee
Dollars	$49,391	$10,851	$38,540	N/M
Homes ordered	177	37	140	N/M
Average sales price	$279.0	$293.3	$(14.3)	N/M
East Region Totals
Dollars	$567,197	$412,266	$154,931	37.6%
Homes ordered	1,514	1,031	483	46.8%
Average sales price	$374.6	$399.9	$(25.3)	(6.3)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

N/A – Not Applicable        N/M - Not Meaningful

	Years Ended December 31,		Year Over Year
	2013	2012	Chg $	Chg %
Home Orders (1)
Total
Dollars	$1,982,303	$1,414,772	$567,531	40.1%
Homes ordered	5,615	4,795	820	17.1%
Average sales price	$353.0	$295.1	$57.9	19.6%
West Region
Arizona
Dollars	$346,278	256,684	$89,594	34.9%
Homes ordered	1,070	916	154	16.8%
Average sales price	$323.6	280.2	$43.4	15.5%
California
Dollars	$410,761	361,328	$49,433	13.7%
Homes ordered	899	965	(66)	(6.8)%
Average sales price	$456.9	374.4	$82.5	22.0%
Colorado
Dollars	$201,088	123,403	$77,685	63.0%
Homes ordered	465	364	101	27.7%
Average sales price	$432.4	339.0	$93.4	27.6%
Nevada
Dollars	$5,795	13,473	$(7,678)	(57.0)%
Homes ordered	24	70	(46)	(65.7)%
Average sales price	$241.5	192.5	$49.0	25.5%
West Region Totals
Dollars	$963,922	754,888	$209,034	27.7%
Homes ordered	2,458	2,315	143	6.2%
Average sales price	$392.2	326.1	$66.1	20.3%
Central Region - Texas
Central Region Totals
Dollars	$606,115	429,465	$176,650	41.1%
Homes ordered	2,126	1,759	367	20.9%
Average sales price	$285.1	244.2	$40.9	16.7%
East Region
Florida
Dollars	$282,328	179,806	$102,522	57.0%
Homes closed	696	579	117	20.2%
Average sales price	$405.6	310.5	$95.1	30.6%
North Carolina
Dollars	$119,087	50,613	$68,474	135.3%
Homes closed	298	142	156	109.9%
Average sales price	$399.6	356.4	$43.2	12.1%
Tennessee
Dollars	$10,851	N/A	$10,851	N/M
Homes closed	37	N/A	37	N/M
Average sales price	$293.3	N/A	$293.3	N/M
East Region Totals
Dollars	$412,266	230,419	$181,847	78.9%
Homes ordered	1,031	721	310	43.0%
Average sales price	$399.9	319.6	$80.3	25.1%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

N/A – Not Applicable        N/M - Not Meaningful

	December 31,
	2014	2013	2012
Active Communities
Total	229	188	158
West Region
Arizona	41	40	38
California	24	22	17
Colorado	17	14	12
Nevada	—	—	1
West Region Totals	82	76	68
Central Region - Texas
Central Region Totals	59	70	65
East Region
Florida	29	20	18
Georgia	13	—	—
North Carolina	21	17	7
South Carolina	20	—	—
Tennessee	5	5	—
East Region Totals	88	42	25

	Years Ended December 31,
	2014	2013	2012
Cancellation Rates (1)
Total	14.0%	12.8%	13.2%
West Region
Arizona	12.2%	12.7%	10.3%
California	16.2%	12.8%	14.1%
Colorado	12.3%	8.6%	7.1%
Nevada	N/A	11.1%	19.5%
West Region Totals	13.7%	12.0%	11.7%
Central Region - Texas
Central Region Totals	15.9%	14.9%	15.0%
East Region
Florida	12.0%	11.2%	14.3%
Georgia	12.2%	N/A	N/A
North Carolina	10.6%	8.3%	9.0%
South Carolina	18.9%	N/A	N/A
Tennessee	6.3%	7.5%	N/A
East Region Totals	11.5%	10.3%	13.3%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

N/A – Not Applicable

	Years Ended December 31,		Year Over Year
	2014	2013	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$846,452	$686,672	$159,780	23.3%
Homes in backlog	2,114	1,853	261	14.1%
Average sales price	$400.4	$370.6	$29.8	8.0%
West Region
Arizona
Dollars	$66,218	$97,239	$(31,021)	(31.9)%
Homes in backlog	192	278	(86)	(30.9)%
Average sales price	$344.9	$349.8	$(4.9)	(1.4)%
California
Dollars	$123,963	$107,463	$16,500	15.4%
Homes in backlog	212	225	(13)	(5.8)%
Average sales price	$584.7	$477.6	$107.1	22.4%
Colorado
Dollars	$121,633	$92,384	$29,249	31.7%
Homes in backlog	268	202	66	32.7%
Average sales price	$453.9	$457.3	$(3.4)	(0.7)%
West Region Totals
Dollars	$311,814	$297,086	$14,728	5.0%
Homes in backlog	672	705	(33)	(4.7)%
Average sales price	$464.0	$421.4	$42.6	10.1%
Central Region - Texas
Central Region Totals
Dollars	$309,041	$245,655	$63,386	25.8%
Homes in backlog	858	792	66	8.3%
Average sales price	$360.2	$310.2	$50.0	16.1%
East Region
Florida
Dollars	$102,570	$89,272	$13,298	14.9%
Homes in backlog	237	208	29	13.9%
Average sales price	$432.8	$429.2	$3.6	0.8%
Georgia
Dollars	$16,584	N/A	N/M	N/M
Homes in backlog	53	N/A	N/M	N/M
Average sales price	$312.9	N/A	N/M	N/M
North Carolina
Dollars	$68,168	$43,218	$24,950	57.7%
Homes in backlog	185	108	77	71.3%
Average sales price	$368.5	$400.2	$(31.7)	(7.9)%
South Carolina
Dollars	$26,120	N/A	N/M	N/M
Homes in backlog	70	N/A	N/M	N/M
Average sales price	$373.1	N/A	N/M	N/M
Tennessee
Dollars	$12,155	$11,441	$714	6.2%
Homes in backlog	39	40	(1)	(2.5)%
Average sales price	$311.7	$286.0	$25.7	9.0%
East Region Totals
Dollars	$225,597	$143,931	$81,666	56.7%
Homes in backlog	584	356	228	64.0%
Average sales price	$386.3	$404.3	$(18.0)	(4.5)%
(1)    Our backlog represents net sales that have not closed.
N/A – Not Applicable        N/M - Not Meaningful

	Years Ended December 31,		Year Over Year
	2013	2012	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$686,672	$479,266	$207,406	43.3%
Homes in backlog	1,853	1,472	381	25.9%
Average sales price	$370.6	$325.6	$45.0	13.8%
West Region
Arizona
Dollars	$97,239	$80,816	$16,423	20.3%
Homes in backlog	278	249	29	11.6%
Average sales price	$349.8	$324.6	$25.2	7.8%
California
Dollars	$107,463	$124,588	$(17,125)	(13.7)%
Homes in backlog	225	315	(90)	(28.6)%
Average sales price	$477.6	$395.5	$82.1	20.8%
Colorado
Dollars	$92,384	$50,089	$42,295	84.4%
Homes in backlog	202	142	60	42.3%
Average sales price	$457.3	$352.7	$104.6	29.7%
Nevada
Dollars	$—	$3,105	$(3,105)	(100.0)%
Homes in backlog	$—	14	(14)	(100.0)%
Average sales price	N/A	$221.8	N/A	N/A
West Region Totals
Dollars	$297,086	$258,598	$38,488	14.9%
Homes in backlog	705	720	(15)	(2.1)%
Average sales price	$421.4	$359.2	$62.2	17.3%
Central Region - Texas
Central Region Totals
Dollars	$245,655	$132,317	$113,338	85.7%
Homes in backlog	792	500	292	58.4%
Average sales price	$310.2	$264.6	$45.6	17.2%
East Region
Florida
Dollars	$89,272	$71,010	$18,262	25.7%
Homes in backlog	208	203	5	2.5%
Average sales price	$429.2	$349.8	$79.4	22.7%
North Carolina
Dollars	$43,218	$17,341	$25,877	149.2%
Homes in backlog	108	49	59	120.4%
Average sales price	$400.2	$353.9	$46.3	13.1%
Tennessee
Dollars	$11,441	N/A	$11,441	N/M
Homes in backlog	40	N/A	40	N/M
Average sales price	$286.0	N/A	$286.0	N/M
East Region Totals
Dollars	$143,931	$88,351	$55,580	62.9%
Homes in backlog	356	252	104	41.3%
Average sales price	$404.3	$350.6	$53.7	15.3%

(1)	Our backlog represents net sales that have not closed.
N/A – Not Applicable        N/M - Not Meaningful

Fiscal 2014 Compared to Fiscal 2013
Companywide. Home closings revenue for the year ended December 31, 2014 increased 20.1% to $2.1 billion when compared to the prior year, due to a 603-unit increase in units closed and a $26,400 increase in average closing price. Home orders also increased to $2.2 billion on 5,944 units in 2014 as compared to $2.0 billion on 5,615 units in 2013. The value on orders was largely boosted by an average sales price increase of $23,500. Increases in average sales prices were seen in many of our markets as a result of community location, larger product offerings and to a lesser extent, pricing appreciation. Buyer confidence helped to maintain a low cancellation rate of 14.0% in 2014 as compared to 12.8% in 2013, resulting in a 261-unit, or 14.1%, increase in our year-end backlog, ending 2014 with 2,114 homes valued at $846.5 million as compared to 1,853 homes valued at $686.7 million in 2013. Growth in our new markets from the Legendary Communities acquisition and the continuing growth in Tennessee and improvements in Texas contributed to the year-over-year growth, helping to offset some of the declines experienced in the West Region during the year, particularly in Arizona. Our operating results reflect the improving economy during the year, coupled with increased consumer confidence and mortgage rates that are still near historic lows. We also benefited from our successful land positions, desirable home designs and industry-leading energy efficiency innovations. Our average active community count increased 20.5% to 229 communities at the end of 2014 as compared to 188 in 2013, largely driven by the new communities in Georgia and South Carolina from our acquisition of Legendary Communities.
West. In 2014, home closings units decreased 12.1%, which was nearly offset by a $44,200 or 11.8% increase in average sales price, generating $909.1 million in home closing revenue for the year ended December 31, 2014 compared to $925.4 million in 2013. Similarly, the $39,500 or 10.1% increase in average sales price on orders nearly offset the 318 or 12.9% drop in units year over year, ending the year with $923.8 million in orders on 2,140 units as compared to $963.9 million on 2,458 units. These results led to ending backlog in the Region of $311.8 million on 672 units versus $297.1 million on 705 units in the prior year. The increases in average sales prices that helped offset the decline in volume in the Region are largely due to our 2014 mix being made up of larger homes and more desirable communities than that of 2013.

Our reduction in orders per average active community in the Region to 27.1 for the year ended December 31, 2014 as compared to 34.1 over the prior year is largely due to the softening of the Arizona market in 2014 that impacted demand. California and Colorado orders pace also declined from 2013; however, those markets still performed at a pace exceeding our company average with 33.6 and 34.2 orders per average community, respectively, during 2014. We strategically increased our active community count in California in the last half of the year in order to capitalize on the good demand that market continues to exhibit. Orders in Arizona moderated in 2014 and home prices dipped accordingly, although due to a shift to larger homes, our average sales price on orders improved year over year. In response to the dip in demand, we initiated limited price reductions and incentives during the year to spur buyer demand in Arizona and we are beginning to see some improvements. We believe the operating results in Arizona are in part due to the rapid sales price appreciation the state experienced in 2013 as well as the reduction on FHA loan limits, which decreased the size of mortgages eligible for insurance from the FHA. We believe the impact of these events represent a temporary pause as market and buyer expectations reset. Colorado had improved orders year-over-year, generating a $34.9 million increase in order value on 65 additional units over the prior year. Colorado produces some of our highest average sales prices in the Company, second only to California and benefited from increases in average sales prices on orders during 2014 of $12,800 or 3.0%, on top of our $93,400 or 27.6% increases recorded in the prior year. Colorado has steadily increased its contribution to overall results in the Region which has offset some of the declines in California and Arizona and aided the overall average sales price growth the Region continues to experience.
Central. The Central Region, made up of our Texas markets, closed 2,224 units totaling $683.7 million in home closing revenue, 21.3% and 38.7% increases over 2013, respectively. Texas remains our largest volume market in the country and also experienced an increase in orders to 2,290 units as compared to 2,126 units for the same period a year ago. The 7.7% orders increase was achieved in spite of a 4.4% drop in the average number of actively-selling communities, highlighting improvements in the Region and the desirable locations of our communities that are appealing to buyers. Average orders per active community increased to 35.5 per community, up 12.7% during 2014 as compared to the prior year and is the highest orders pace in the Company. Community placement and larger product offerings, along with increasing consumer confidence in a strong local economy helped to drive our average order price increase of $41,100, or 14.4% in the current year as compared to 2013. The increased orders and order value in the Region translated to higher backlog at December 31, 2014, with 858 units valued at $309.0 million, 8.3% and 25.8% increases, respectively, over 2013.
East. Our East Region generated 1,465 closings with $549.6 million of home closing revenue in 2014, a 53.9% and 50.5% increase, respectively, from the same period in 2013. The Region also reported higher results in orders year over year generating $154.9 million of additional order dollars, due to a 46.8% increase in units, partially offset by a $25,300 or 6.3% decrease in average sales prices from 2013. While the volume increases are largely credited to the 94.0% increase in the average number of actively selling communities as a result of the new markets we have entered in this Region over the past year and half, some of those same markets also account for the decrease in average sales prices due to local market dynamics.

Our newer operations in Tennessee, Georgia and South Carolina currently report average sales prices that range from approximately $40,000-$100,000 less than the average of the Region for the year ended December 31, 2014. The Region ended the year with 88 actively selling communities as compared to 42 at the end of 2013, primarily due to the acquisition of Legendary Communities. The operating model of the acquired Legendary Communities is structured differently from a traditional Meritage community, with multiple communities operating from a centralized marketing and sales center, thereby generating lower orders per community. Over time, we plan to migrate these markets to our traditional structure, which we believe will result in an increased orders pace that is more in line with our company wide averages and expectations. The Region ended the quarter with a 228-unit and $81.7 million increase in ending backlog, 64.0% and 56.7% gains, respectively.

The Florida market continues to be the largest contributor to the Region's results reporting $277.0 million in closing revenue on 699 units and generating $290.3 million in new orders on 728 units. The Florida growth is largely attributable to the 28.9% increase in actively selling communities year-over-year, jumping from 20 communities at the end of 2013 to 29 communities at the end of 2014. Florida's closing revenue for the year ended December 31, 2014 increased compared to prior year by $13.0 million despite relatively flat closing units year-over-year as a result of average sales price increases of $14,100. Operations in North Carolina contributed 386 units or $158.0 million in closings and 438 units, or $171.8 million in order volume from 19 average actively-selling communities in 2014. Reporting its first full year of operations, the Tennessee market contributed more meaningfully to the Region’s 2014 results compared to prior year, accounting for 8.9% and 12.1% of the Region's total home closing revenue and closing units, respectively with 178 units and $48.7 million in associated revenue. Tennessee also contributed 177 orders valued at $49.4 million, and ending backlog of 39 units valued at $12.2 million as of December 31, 2014. Our newest markets in Georgia and South Carolina provided five months of operating results for 2014, and contributed 90 and 112 closings valued at $29.6 million and $36.2 million, respectively, with no comparable results for the prior year. Georgia and South Carolina also provided 72 and 99 orders, respectively, resulting in ending backlog of 53 units valued at $16.6 million in Georgia and 70 units valued at $26.1 million in South Carolina for the year ended December 31, 2014.

The growth in this Region highlights our commitment of focusing our efforts to enter highly sought-after markets with strong buyer demand. We expect these new markets to continue to increase their contribution for the Region as we move into 2015.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $27.3 million, and $31.3 million for the years ending December 31, 2014 and 2013, respectively. The loss of $1.1 million on land sales in 2014 is the result of selling the remaining assets we had in the Las Vegas area, a market we exited in 2011. 2013 revenues were also largely the result of Las Vegas area sales, but had offsetting gains from land sales in other markets resulting in a net profit for the year ended December 31, 2013 of $4.5 million.

Fiscal 2013 Compared to Fiscal 2012
Companywide. Home closings revenue for the year ended December 31, 2013 increased 50.6% to $1.8 billion when compared to 2012, due to a 1,021-unit increase in units closed and a $59,600 increase in average closing price. Home orders also increased significantly to $2.0 billion on 5,615 units in 2013 as compared to $1.4 billion on 4,795 units in 2012, reflecting similar increased average sales prices of $57,900. This improved demand helped maintain a low cancellation rate of 12.8% in 2013 as compared to 13.2% in 2012. Additionally, the positive demand resulted in a 381-unit, or 25.9%, increase in our year-end backlog, ending 2013 with 1,853 homes as compared to 1,472 homes in 2012. Our strong operating results throughout the country in 2013 reflected the improving economy, coupled with increased consumer confidence and mortgage rates that were still near historic lows. We also benefited from our successful land positions, desirable home designs and industry-leading energy efficiency innovations. Our higher average prices in 2013 reflected a shift in our mix to higher priced markets and states, including those in our newer divisions in Raleigh, Tampa and Charlotte as well as our overall ability to implement sales price increases in many communities. Our active community count increased 19.0% to 188 communities at the end of 2013 as compared to 158 in 2012.
West. In 2013, home closings improved to 2,473 units with a value of $925.4 million, an increase of $331.7 million or 55.9%, attributable to 563 additional units closed, up 29.5% from 2012. Eight additional communities and a $66,100 increase in average order price translated to a $209.0 million increase in 2013 order value to $963.9 million. Those results, coupled with the high closing volume, led to ending backlog in the Region of $297.1 million on 705 units. We believe the desirability of our community locations and the Meritage Green product offering and general mortgage affordability helped drive up demand, which positively impacted the overall performance of this Region.

While our California results were still some of the highest in the Company, they declined slightly in orders and backlog units as a result of a faster sell-out of communities early in 2013. We had brought additional California communities online in latter 2013, ending 2013 with 22 or a 29.4% increase in our ending California community count over 2012. Arizona volumes increased in both closings and orders by 26.2% and 16.8%, respectively, over 2012, which already demonstrated significant growth over 2011. Arizona's pricing power contributed to a 15.5%, or $43,400 increase in average sales price per home on orders, which generated $16.4 million of additional backlog at December 31, 2013 as compared to the prior year. Colorado contributed 405 closings and $158.8 million of associated revenue, a 64.0% increase in revenue in 2013 over the prior year. A corresponding 63.0%, or $77.7 million increase in order dollars, the largest state increase in the Region due to both a 101-unit order increase and a $93,400 increase in average order prices, led to the 84.4% or $42.3 million increase in Colorado's backlog at December 31, 2013 versus December 31, 2012.
Central. The Central Region, made up of our Texas markets, closed 1,834 units totaling $492.8 million in revenues in 2013, 10.8% and 26.1% increases over 2012, respectively. Texas remained our largest volume market in the country during 2013 and experienced an increase in orders to 2,126 units as compared to 1,759 units for the same period a year ago. The orders increase was primarily due to improved market conditions and strategic repositioning of key assets, as orders per average active community increased to 31.5 per community, up 18.0% during 2013 as compared to the prior year. During 2013, we closed out of older communities and opened up new communities in more desirable locations, our average order price also increased $40,900, or 16.7% in 2013 compared to 2012. Maintaining a low 14.9% cancellation rate, the Region translated higher orders into an 85.7% or $113.3 million increase in backlog at December 31, 2013 as compared to the prior year on 292 additional backlog units.
East. Our East Region generated 952 closings with $365.2 million of home revenue in 2013, a 41.5% and 82.6% increase, respectively, from the same period in 2012. The Region also experienced impressive results in orders generating an increase of $181.8 million in order dollars, due to both a 43.0% increase in units as well as an $80,300 increase in average sales price in 2013 versus 2012. This was mainly attributable to our 45.7% increase in the number of average actively selling communities, mostly due to the ramp-up of our new markets in Raleigh, Charlotte and Tampa, and to a lesser extent our August 2013 acquisition in Nashville. We believe our relatively flat average orders per community of 30.8 over 31.3 in 2012 signaled the stability of this market. The Florida market was the largest contributor to the Region’s results in 2013, although operations in the Carolinas contributed 239 units, or $93.2 million in closings and 298 units, or $119.1 million, in order volume from 17 actively-selling communities at 2013 year end. In its four months of operations, our Tennessee acquisition contributed $7.9 million of closing revenue on 22 homes, and ended 2013 with a backlog of 40 homes from its five actively-selling communities.

We ended 2013 with 356 units in backlog in the Region valued at $143.9 million, 41.3% and 62.9% increases over 2012, respectively. We believe that our offering of primarily larger move-up product with Meritage Green features that appeal to our buyers and the superior location of our communities have helped the overall performance of this Region.

Land Closing Revenue and Gross Profit
We recognized land closing revenue of $31.3 million, and $9.3 million for the years ending December 31, 2013 and 2012, respectively.  The majority of our 2013 land sales were the result of Las Vegas area land sales. The near breakeven gross profit in 2012 is largely the result of the impairments related to parcels we sold or were intending to sell in connection with our wind-down of our Las Vegas operations.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2014		2013		2012
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$453,715	21.2%	$391,914	22.0%	217,976	18.4%

West	$196,040	21.6%	$217,289	23.5%	$108,608	18.3%

Central	$149,393	21.9%	$96,508	19.6%	$69,623	17.8%

East	$108,282	19.7%	$78,117	21.4%	$39,745	19.9%

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

Fiscal 2014 Compared to Fiscal 2013
Companywide. Home closing gross margin decreased to 21.2% for the year ended December 31, 2014 as compared to 22.0% for the year ended December 31, 2013. The increases in home closing volume and revenue generated $61.8 million in additional gross profit for the year ended December 31, 2014 as compared to prior year, ending 2014 with $453.7 million in total gross profit. The 80-basis-point reduction in gross margin stems largely from softer market conditions and increasing land costs in the West region, although the West Region still maintains a home closing gross margin above the Company average. Margins in 2014 also reflect a 26-basis-point decline year over year due to the impact of acquisition accounting adjustments related to closings from Legendary Communities. We expect the impact of the acquisition accounting adjustments to dissipate over the next several quarters.
West. Our West Region experienced the most sizable decrease in home closing gross margin to 21.6% for 2014 from 23.5% in 2013. The Region's gross margins are still healthy but declined year-over-year mainly as a result of the rapid price appreciation in 2013, particularly in Arizona and California, which drove our prior year gross margins to unusually high levels. Increasing land costs year-over-year also led to margin erosion in this Region as demand for superior land positions has driven up lot prices. To a lesser extent, due to the reduced closing volume year-over-year, we had a lesser ability to leverage construction overhead costs in this Region.
Central. The Central Region saw an increase in home closing gross margin to 21.9% in 2014, as compared to 19.6% in 2013. This improvement is mostly due to our product offering in desirable locations that are generating increased demand and higher profitability, as well as construction efficiencies of scale resulting from the 390 additional closings.
East. The East Region reported decreased gross margins in 2014 to 19.7% versus 21.4% in 2013. Gross margin in this Region bears the impact of acquisition accounting adjustments from Legendary Communities discussed previously. In addition to the Legendary Communities operations, the East Region operates in several newer markets which have variability in construction overhead leverage due to a currently uneven flow of actively selling communities opening and closing. As we establish ourselves with a solid land pipeline we expect to have less fluctuation in our actively selling communities throughout the year, which will help to improve our operating leverage and gross margin. We continue to focus on opening superior community locations and implementing strategic sales price increases, which have partially offset the acquisition accounting adjustments. We anticipate these accounting adjustments from the Legendary Communities acquisition to continue to place downward pressure on gross margins in our year-over-year comparisons in 2015.
Fiscal 2013 Compared to Fiscal 2012
Companywide. Home closing gross margin increased to 22.0% for the year ended December 31, 2013 as compared to 18.4% for the year ended December 31, 2012. These margin increases were mainly due to strong demand which allowed us to increase prices in many of our markets and the shift to more desirable locations and larger product offerings, which typically generate higher profitability. These gains were somewhat offset by increases in various cost components.
West. Our West Region experienced a significant increase in home closing gross margin to 23.5% for 2013 from 18.3% in 2012. The Region's gross margins benefited from strong buyer demand which allowed us to successively increase pricing throughout the year as well as the impact of better leverage of construction overhead costs due to a greater number of home closings.
Central. The Central Region saw an increase in home closing gross margin to 19.6% in 2013, as compared to 17.8% in 2012. This improvement was mostly due to our shift in product offering in new and desirable locations that generated increased demand and higher profitability as previously discussed, as well as construction efficiencies of scale similar to the West Region.
East. The East Region increased gross margins in 2013 to 21.4% versus 19.9% in 2012. This increase was mainly due to improved pricing power throughout the Region as evidenced in our increased sales prices coupled with relatively consistent year over year orders pace. In addition, the shift in mix to the Carolinas aided the increase in gross margin, as that market tends to earn slightly higher gross margins than our Florida communities.

	Years Ended December 31,
	($ in thousands)
	2014	2013	2012
Financial services profit	$16,178	$15,954	$10,255
Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from mortgage and title joint ventures. In previous years, the majority of our financial services profit stemmed from these mortgage and title joint ventures. However, in 2014 a larger percentage of our profit was generated by Carefree Title comprising a greater portion of our financial services profit as we were fully operational in all of our applicable markets throughout all of 2014.

	Years Ended December 31,
	($ in thousands)
	2014	2013	2012
Commissions and Other Sales Costs
Dollars	$156,742	$126,716	$94,833
Percent of home closing revenue	7.3%	7.1%	8.0%
General and Administrative Expenses
Dollars	$104,598	$91,510	$68,185
Percent of total closing revenue	4.8%	5.0%	5.7%
Loss from Unconsolidated Entities, Net
Dollars	$447	$378	$224
Interest Expense
Dollars	$5,163	$15,092	$24,244
Other (Income)/Loss, Net
Dollars	$(6,572)	$(2,792)	$6,342
Loss on Early Extinguishment of Debt
Dollars	$—	$3,796	5,772
Provision for/(Benefit from) Income Taxes
Dollars	$66,176	$53,208	$(76,309)
Fiscal 2014 Compared to Fiscal 2013
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $30.0 million for 2014 versus 2013, but only increased slightly as a percentage of home closing revenue to 7.3% in 2014 compared to 7.1% in 2013. The dollar increase relates to increased commission expense attributable to higher closing units and revenue dollars. The slight increase as a percentage of home closing revenue includes marketing and re-branding costs associated with bringing on newly-acquired Legendary Communities divisions.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses increased to $105.0 million for 2014 versus $91.5 million in 2013. The increase in dollars incurred is mainly due to increased compensation costs driven by additional staffing volumes as well as overhead costs incurred in our newer markets, such as Nashville, Atlanta and Greenville, which had partial-year or no comparable 2013 costs. Additionally, performance based compensation increased as a result of the higher net earnings for the year ended December 31, 2014 versus 2013. Also included in the 2014 results are transaction related expenses from our acquisition of Legendary Communities. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels. These expenses decreased to 4.8% of total revenue in 2014 as compared to 5.0% for the same period in 2013, mainly due to the increased closing revenue we generated year-over-year.
Loss from Unconsolidated Entities, Net. Loss from unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of (losses)/earnings from the joint venture's most recently available financial statements as well as any accrued expected (losses)/earnings for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The 2014 loss of $0.5 million is consistent with the prior year loss of $0.4 million.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible notes. During 2014 and 2013, our non-capitalizable interest expense was $5.2 million and $15.1 million, respectively. The decrease in expense year over year is a result of a higher amount of assets under development that qualify for interest capitalization.
Other (Income)/Loss, Net. Other (income)/loss, net primarily consists of (i) interest earned on our cash, cash equivalents, investments and marketable securities, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) payments and awards related to legal settlements. The reported net other income in 2014 is primarily due to the net positive impact of several legal settlements.
Loss on Early Extinguishment of Debt. Loss on extinguishment of debt in 2013 is attributable to the charges associated with the tender of our senior subordinated notes due 2017 ("2017 Notes"). The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the tendered notes. There were no such charges for the year ended December 31, 2014.
Income Taxes. The effective tax rate was 31.8% and 29.9% for 2014 and 2013, respectively. Our tax rate has been favorably impacted in both years by energy tax credits and the homebuilder manufacturing deduction. In 2013, there was an additional favorable impact from the reversal of the remaining valuation reserves on our deferred tax assets.
Fiscal 2013 Compared to Fiscal 2012
Commissions and Other Sales Costs. These costs increased by $31.9 million for 2013 versus 2012, but decreased to 7.1% as a percentage of home closing revenue compared to 8.0% in 2012. The dollar increase related to increased commission expense attributable to higher closing units and revenue dollars, while the decrease year-over-year as a percentage of revenue was primarily the result of leverage from higher revenue on the fixed component of selling costs.
General and Administrative Expenses. General and administrative expenses increased to $91.5 million for 2013 versus $68.2 million in 2012, or 5.0% and 5.7% of total closing revenue, respectively. The increased expenses were mostly due to increased employee count and higher stock-based compensation expense and performance-based compensation related to the attainment of multiple metrics on which divisional management compensation was partially based, as well as the ramp-up of our new divisions and Nashville acquisition. The decrease as a percentage of revenue was due to the higher revenue earned in 2013 as compared to 2012.
Loss from Unconsolidated Entities, Net. The slight loss in 2013, consistent with 2012, was primarily attributable to operating expenses for our two active land joint ventures.
Interest Expense. During 2013 and 2012, our non-capitalizable interest expense was $15.1 million and $24.2 million, respectively. The decrease in expense year over year was a result of a higher amount of assets under development that qualify for interest capitalization.
Other (Income)/Loss, Net. The net other expense in 2012 as compared to net other income in 2013 was primarily due to a $8.7 million increased litigation reserve amount recorded in the third quarter of 2012. See Note 15 in the accompanying notes to the consolidated financial statements for additional information.

Loss on Early Extinguishment of Debt. Loss on extinguishment of debt in 2013 is attributable to the charges associated with the tender of our $99.8 million senior subordinated notes due 2017 ("2017 Notes"). The charges represent both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the tendered notes. The charge in 2012 was due to the tender of our 6.25% senior notes due 2015 ("2015 Notes") and $26.1 million of our 2017 notes.
Income Taxes. The effective tax rate was a provision of 29.9% for 2013, compared to a benefit of 264.5% for 2012. Although both 2013 and 2012 were favorably impacted by reversals of valuation reserves on our deferred tax assets, the impact was more significant for 2012. The 2013 effective tax rate was lower than expected due to energy tax credits and the homebuilder manufacturing deduction which were in addition to the reversal of the remaining valuation reserves on our deferred tax assets.

Liquidity and Capital Resources
Overview
Our principal uses of capital for 2014 were the acquisition and development of new and strategic lot positions, including the acquisition of the assets and operations of Legendary Communities, operating expenses, home construction, and the payment of routine liabilities. We used funds generated by operations and our cash reserves - which we bolstered in 2014 by our equity offering - to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating positive margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Overview of Cash Management

Operating Cash Flow Activities

During the year ended December 31, 2014 and December 31, 2013, net cash used in operations totaled $211.2 million and $77.9 million, respectively. 2014 results benefited from cash generated by the $142.2 million in net earnings, offset mainly by the $338.6 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction. Home inventory spending in 2014 increased as compared to the same period in 2013, as we had a higher number of actively-selling communities. 2013 benefited from the cash generated by the $124.5 in net earnings and the $76.9 million increase in accounts payable and accrued liabilities offset by the $263.9 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction.

Investing Cash Flow Activities

During the year ended December 31, 2014, net cash used in investing activities totaled $62.9 million as compared to net cash provided by investing activities of $1.0 million for the same period in 2013. Cash used in investing activities in 2014 is mainly attributable to the maturities of and purchases of investments and securities (comprised of treasury securities and treasury-backed investments) of $124.6 million and $35.8 million, respectively, coupled with the cash outlay of $130.7 million for the acquisition of Legendary Communities. Net cash provided by investing activities in 2013 primarily related to the maturities and purchases of investments and securities of $163.0 million and $166.6 million, respectively. Additionally in 2013, investing cash flows were impacted by cash outlays related to the Phillips Builders acquisition and purchases of property and equipment of $18.6 million and $15.8 million, respectively.

Financing Cash Flow Activities

During the year ended December 31, 2014, net cash provided by financing activities totaled $103.3 million as compared to $180.6 million for the same period in 2013. The net cash provided by financing activities in 2014 is primarily the result of net proceeds received in connection with our issuance of common stock in January 2014. During 2013, we issued $175.0 million in senior notes and concurrently tendered our 2017 senior subordinated notes, accounting for the majority of our net cash provided by financing activities for the year ended December 31, 2013.

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

During 2014, we closed 5,862 homes, purchased about 6,700 lots for $383.6 million, spent $295.6 million on land development, $25.3 million on lot option deposits, and started about 6,000 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially-finished lots than in recent years. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended 2014 with $103.3 million of cash and cash equivalents, a $170.8 million decrease from December 31, 2013, primarily a result of cash generated from home closings and the net effect of our equity offering offset by land acquisitions (including Legendary Communities) and land development dollars spent and increases in our home inventory under construction. As we have no debt maturities until 2018, we expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

In addition to expanding our business in existing markets, we continue to explore opportunities to expand outside of our existing markets. Consistent with our efforts. In August 2013, we completed our first acquisition since 2005, entering the Nashville, Tennessee market through the purchase of a local homebuilder. In August 2014, we expanded our presence in Charlotte, North Carolina and entered the Atlanta, Georgia and Greenville, South Carolina markets through the acquisition of Legendary Communities. These opportunities expand our footprint into new markets with positive growth potential and offer the ability to leverage our existing East Region resources.

Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In 2014, we increased the capacity of our unsecured revolving credit facility from $200 million to $400 million and completed a $110.4 million, net of offering costs, public equity offering in January 2014.

We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Note 6 in the accompanying notes to the consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2014	At December 31, 2013
Notes payable and other borrowings	$935,208	$921,048
Stockholders’ equity	1,109,489	841,392
Total capital	$2,044,697	$1,762,440
Debt-to-capital (1)	45.7%	52.3%
Notes payable and other borrowings	$935,208	$921,048
Less: cash, cash equivalents and investments and securities	(103,333)	(363,665)
Net debt	831,875	557,383
Stockholders’ equity	1,109,489	841,392
Total net capital	$1,941,364	$1,398,775
Net debt-to-capital (2)	42.9%	39.8%

(1)
Debt-to-capital is computed as senior and convertible senior notes and other borrowings divided by the aggregate of total senior and convertible senior notes and other borrowings and stockholders' equity.

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

1.875% Convertible Senior Notes

In September 2012, we issued $126.5 million aggregate principal amount of 1.875% Convertible Senior Notes due 2032. The notes will initially be convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of Convertible Notes. This corresponds to an initial conversion price of $58.14 per share and represents a 47.5% conversion premium based on the closing price of our common stock on September 12, 2012. The conversion rate is subject to adjustments upon the occurrence of specific events. The notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the notes. We may call the notes at any time after the fifth anniversary, and before the notes mature on September 15, 2032.
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

Loans Payable and Other Borrowings

In the second quarter of 2014, we entered into an amended and restated unsecured, four-year revolving credit facility ("Credit Facility"). The Credit Facility has total revolving commitments of $400.0 million, of which $200.0 million is available for letters of credit. The Credit Facility matures in June 2018. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. During 2014, borrowings under the Credit Facility reached $110.0 million, with no borrowings outstanding as of December 31, 2014. No amounts were drawn under the Credit Facility as of December 31, 2013 or at any time during 2013. As of December 31, 2014 we had outstanding letters of credit issued under the Credit Facility totaling $19.5 million, leaving $380.5 million available under the Credit Facility to be drawn.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We had borrowings of up to $110.0 million during 2014 with no borrowings drawn on the facility at December 31, 2014. We were in compliance with all Credit Facility covenants as of December 31, 2014. Our actual financial covenant calculations as of December 31, 2014 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $728,945	$1,065,332
Leverage Ratio	< 60%	42%
Interest Coverage Ratio (1)	> 1.50	4.68
Minimum Liquidity (1)	> $58,374	$483,844
Investments other than defined permitted investments	<$318,700	$10,780
(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
See Note 5 of the consolidated financial statements included in this Annual Report on Form 10-K for further information on our senior and convertible senior notes.
Land under Control
We enter into various purchase and option contracts for land in the normal course of business. Generally, our lot options remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. The pre-established number is typically structured to approximate our expected rate of home construction starts, although if demand slows, in some instances starts may fall below the pre-established minimum number of lot purchases and lots would accumulate on our balance sheet. Additional information regarding our purchase agreements and related deposits is presented in Note 3 in the accompanying consolidated financial statements in this Annual Report on Form 10-K.
The total number of lots under control at December 31, 2014 was 30,295 as compared to 25,662 at December 31, 2013. At December 31, 2014 and 2013, respectively, 64.9% and 73.6% of our controlled lots were owned. The increase in our lots under control from prior year was primarily due to the acquired lots from Legendary Communities coupled with an intentional effort to grow our existing market lot positions, as we entered into new land contracts for approximately 11,200 lots for $370.5 million as compared to approximately 11,200 lots for $560.1 million in 2013. Our increased usage of land options reduced our owned land percentage in 2014. We intend to continue to pursue such option opportunities in the future, where economically feasible, as we believe they reduce risk and help manage our balance sheet and cash flows. At December 31, 2014, our total option and purchase contracts had purchase prices in the aggregate of approximately $933.1 million, on which we had made deposits of approximately $95.7 million in cash.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 4, and 15 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Contractual Obligations
The following is a summary of our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal, senior and senior subordinated notes	$901,500	$—	$—	$175,000	$726,500
Interest, senior and senior subordinated notes	332,039	52,697	105,394	90,299	83,649
Loans payable and other borrowings	30,722	12,421	8,864	9,437	—
Interest, loans payable and other borrowings	3,762	1,313	1,900	549	—
Operating lease obligations	29,849	5,554	10,263	6,594	7,438
Other contractual obligations (1)	8,645	6,734	1,911	—	—
Total (2)	$1,306,517	$78,719	$128,332	$281,879	$817,587

(1)	Represents other long-term obligations for items such as software licenses and sponsorships.

(2)	See Notes 5, 6 and 15 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2014 or 2013.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $175.0 million in principal of our 4.50% senior notes, $300.0 million in principal of our 7.15% senior notes, $300.0 million in principal of our 7.00% senior notes and $126.5 million in principal of our 1.875% senior convertible notes. Except in limited circumstances, or upon the occurrence of specific trigger events for our convertible notes, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes; however, we had no amounts drawn during 2013. During 2014, we had borrowings up to $110.0 million under the Credit Facility, with no amount outstanding as of year end. Interest charges resulting from the intra-period borrowings totaled $0.4 million for the year ended December 31, 2014.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2014 follows:

	For the Years Ended December 31,							Fair Value at December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014 (a)
	(dollars in millions)
Fixed rate	$—	$—	$—	$175.0	$—	$726.5	$901.5	$939.9
Average interest rate	n/a	n/a	n/a	4.500%	n/a	6.170%	5.845%	n/a

Fixed rate	$12.4	$8.2	$0.7	$9.4	$—	$—	$30.7	$30.7
Average interest rate	5.56%	6.00%	6.00%	6.00%	n/a	n/a	5.820%	n/a

(a)	Fair value of our fixed rate debt at December 31, 2014, is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 17, 2015

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share data)
Assets
Cash and cash equivalents	$103,333	$274,136
Investments and securities	—	89,529
Other receivables	56,763	38,983
Real estate	1,877,682	1,405,299
Real estate not owned	4,999	289
Deposits on real estate under option or contract	94,989	51,595
Investments in unconsolidated entities	10,780	11,638
Property and equipment, net	32,403	22,099
Deferred tax asset	64,137	70,404
Prepaids, other assets and goodwill	71,052	39,389
Total assets	$2,316,138	$2,003,361
Liabilities
Accounts payable	$83,619	$68,018
Accrued liabilities	154,144	150,618
Home sale deposits	29,379	21,996
Liabilities related to real estate not owned	4,299	289
Loans payable and other borrowings	30,722	15,993
Senior and convertible senior notes	904,486	905,055
Total liabilities	1,206,649	1,161,969
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,147,153 and 36,244,071 shares at December 31, 2014 and 2013, respectively	391	362
Additional paid-in capital	538,788	412,961
Retained earnings	570,310	428,069
Total stockholders’ equity	1,109,489	841,392
Total liabilities and stockholders’ equity	$2,316,138	$2,003,361
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$2,142,391	$1,783,389	$1,184,360
Land closing revenue	27,252	31,270	9,314
Total closing revenue	2,169,643	1,814,659	1,193,674
Cost of home closings	(1,688,676)	(1,391,475)	(966,384)
Cost of land closings	(28,350)	(26,766)	(9,091)
Total cost of closings	(1,717,026)	(1,418,241)	(975,475)
Home closing gross profit	453,715	391,914	217,976
Land closing gross (loss)/profit	(1,098)	4,504	223
Total closing gross profit	452,617	396,418	218,199
Financial Services:
Revenue	10,121	6,037	779
Expense	(4,812)	(3,266)	(981)
Earnings from financial services unconsolidated entities and other, net	10,869	13,183	10,457
Financial services profit	16,178	15,954	10,255
Commissions and other sales costs	(156,742)	(126,716)	(94,833)
General and administrative expenses	(104,598)	(91,510)	(68,185)
Loss from other unconsolidated entities, net	(447)	(378)	(224)
Interest expense	(5,163)	(15,092)	(24,244)
Other income/(loss), net	6,572	2,792	(6,342)
Loss on early extinguishment of debt	—	(3,796)	(5,772)
Earnings before income taxes	208,417	177,672	28,854
(Provision for)/benefit from income taxes	(66,176)	(53,208)	76,309
Net earnings	$142,241	$124,464	$105,163
Earnings per common share:
Basic	$3.65	$3.45	$3.09
Diluted	$3.46	$3.25	$3.00
Weighted average number of shares:
Basic	39,017	36,105	34,057
Diluted	41,614	38,801	35,172
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2014, 2013 and 2012
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2012	40,377	$404	$478,839	$198,442	$(188,773)	$488,912
Net earnings	—	—	—	105,163	—	105,163
Exercise/vesting of equity awards	482	5	4,262	—	—	4,267
Excess income tax benefit from stock-based awards	—	—	436	—	—	436
Equity award compensation expense	—	—	8,319	—	—	8,319
Issuance of stock	2,645	26	87,087	—	—	87,113
Cancellation of treasury shares	(7,891)	(79)	(188,694)	—	188,773	—
Balance at December 31, 2012	35,613	356	390,249	303,605	—	694,210
Net earnings	—	—	—	124,464	—	124,464
Exercise/vesting of equity awards	631	6	11,595	—	—	11,601
Excess income tax benefit from stock-based awards	—	—	1,891	—	—	1,891
Equity award compensation expense	—	—	9,483	—	—	9,483
Non-controlling interest acquisition	—	—	(257)	—	—	(257)
Balance at December 31, 2013	36,244	362	412,961	428,069	—	841,392
Net earnings	—	—	—	142,241	—	142,241
Exercise/vesting of equity awards	373	4	1,038	—	—	1,042
Excess income tax benefit from stock-based awards	—	—	2,297	—	—	2,297
Equity award compensation expense	—	—	12,211	—	—	12,211
Issuance of stock	2,530	25	110,395	—	—	110,420
Other	—	—	(114)	—	—	(114)
Balance at December 31, 2014	39,147	$391	$538,788	$570,310	$—	$1,109,489
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net earnings	$142,241	$124,464	$105,163
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	11,614	9,934	8,196
Stock-based compensation	12,211	9,483	8,319
Loss on early extinguishment of debt	—	3,796	5,772
Excess income tax benefit from stock-based awards	(2,297)	(1,891)	(436)
Equity in earnings from unconsolidated entities	(10,422)	(12,805)	(10,233)
Deferred tax asset valuation benefit	—	(8,666)	(77,974)
Distributions of earnings from unconsolidated entities	11,613	13,013	9,648
Other	10,149	17,742	2,380
Changes in assets and liabilities:
Increase in real estate	(338,594)	(263,886)	(292,897)
(Increase)/decrease in deposits on real estate under option or contract	(42,278)	(36,974)	824
Increase in receivables, prepaids and other assets	(25,032)	(18,429)	(6,301)
Increase in accounts payable and accrued liabilities	14,688	76,898	23,097
Increase in home sale deposits	4,859	9,397	3,519
Net cash used in operating activities	(211,248)	(77,924)	(220,923)
Cash flows from investing activities:
Investments in unconsolidated entities	(515)	(107)	(407)
Distributions of capital from unconsolidated entities	65	158	25
Purchases of property and equipment	(20,788)	(15,783)	(10,863)
Proceeds from sales of property and equipment	262	56	503
Maturities of investments and securities	124,599	163,012	198,201
Payments to purchase investments and securities	(35,813)	(166,619)	(136,823)
Cash paid for acquisitions	(130,677)	(18,624)	—
Decrease/(increase) in restricted cash	—	38,938	(26,792)
Net cash (used in)/provided by investing activities	(62,867)	1,031	23,844
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(10,447)	(8,352)	—
Repayment of senior subordinated notes	—	(102,822)	(315,080)
Proceeds from issuance of senior notes	—	281,699	426,500
Debt issuance costs	—	(3,188)	(9,312)
Excess income tax benefit from stock-based awards	2,297	1,891	436
Non-controlling interest acquisition	—	(257)	—
Proceeds from issuance of common stock, net	110,420	—	87,113
Proceeds from stock option exercises	1,042	11,601	4,267
Net cash provided by financing activities	103,312	180,572	193,924
Net (decrease)/increase in cash and cash equivalents	(170,803)	103,679	(3,155)
Cash and cash equivalents, beginning of year	274,136	170,457	173,612
Cash and cash equivalents, end of year	$103,333	$274,136	$170,457
See Supplemental Disclosure of Cash Flow Information in Note 12.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. Meritage Homes is a leading designer and builder of single-family detached homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. In August 2013, we entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders LLC and selected assets of Phillips Development LLC ("Phillips Builders"). In August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets through the acquisition of the homebuilding assets and operations of Legendary Communities ("Legendary Communities"). We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Through our successors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we currently operate under the Phillips Builders brand, and in the Atlanta and Greenville markets where we currently operate under the Legendary Communities brand. We also operate as Monterey Homes in some markets. At December 31, 2014, we were actively selling homes in 229 communities, with base prices ranging from approximately $130,000 to $1,230,000.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year to conform to the current year presentation.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $59.2 million and $26.4 million are included in cash and cash equivalents at December 31, 2014 and 2013, respectively. Included in our balance as of December 31, 2014 and December 31, 2013 is $0.2 million and $68.3 million, respectively, of money market funds that are invested in short term (three months or less) government securities.
Investments and Securities. Our investments and securities at December 31, 2013 were comprised of both treasury securities and deposits with money center banks that are FDIC-insured and secured by treasury-backed investments (see additional discussion regarding such deposits in Note 13 to these consolidated financial statements). All of our investments at December 31, 2013 were classified as held-to-maturity and recorded at amortized cost as we had both the ability and intent to hold them until their respective maturities. The contractual lives of these investments was greater than three months but not exceeding 18 months. Due to their short duration and low contractual interest rates, the amortized cost of the investments approximated fair value with no unrecognized gains and losses or other-than-temporary impairments. As of December 31, 2014, we had no investments and securities.

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

All of our land inventory and related real estate assets are reviewed for recoverability, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is conducted if indication of a decline in value of our land and real estate assets exist. For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets' carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.

Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $95.0 million and $51.6 million as of December 31, 2014 and December 31, 2013, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on at least an annual basis through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. Under the guidelines contained in ASC 350, we evaluate goodwill for impairments annually. During 2014, we performed an analysis of qualitative factors for potential impairment of goodwill carried and determined that no impairment existed. See Note 9 for additional information related to goodwill.
Property and Equipment, net. Property and equipment, net consists of computer and office equipment and model home furnishings. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Maintenance and repair costs are expensed as incurred. At December 31, 2014 and 2013, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2014	2013
Computer and office equipment	$30,084	$25,221
Model home furnishings	36,403	27,894
Gross property and equipment	66,487	53,115
Accumulated depreciation	(34,084)	(31,016)
Total	$32,403	$22,099
Deferred Costs. At December 31, 2014 and 2013, deferred costs representing debt issuance costs totaled approximately $10.1 million and $12.2 million, net of accumulated amortization of approximately $13.4 million and $11.2 million respectively, and are included on our consolidated balance sheets within Prepaid expenses, other assets and goodwill. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method.
Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in Loss from unconsolidated entities, net, or Earnings from financial services, unconsolidated entities and other, net, in our statements of operations. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment when events that trigger an evaluation of recoverability present themselves. See Note 4 for additional information related to investments in unconsolidated entities.

Accrued Liabilities. Accrued liabilities at December 31, 2014 and 2013 consisted of the following (in thousands):

	At December 31,
	2014	2013
Accruals related to real estate development and construction activities	$29,365	$29,992
Payroll and other benefits	44,107	36,232
Accrued taxes	11,096	22,902
Warranty reserves	22,080	21,971
Legal reserves	16,499	16,463
Other accruals	30,997	23,058
Total	$154,144	$150,618
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
Cost of Home Closings. Cost of home closings includes direct home construction costs, closing costs, land acquisition and development costs, development period interest and common costs, and impairments, if any. Direct construction costs are accumulated during the period of construction and charged to cost of closings under specific identification methods, as are closing costs. Estimates of costs incurred or to be incurred but not paid are accrued and expensed at the time of closing. Land development, acquisition and common costs are allocated to each lot based on the number of lots remaining to close.
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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 11 for additional information related to income taxes.
Advertising Costs. We expense advertising costs as they are incurred. Advertising expense was approximately $11.8 million, $7.8 million and $5.5 million in fiscal 2014, 2013 and 2012, respectively.
Earnings Per Share. We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In periods of net losses, no dilution is computed. See Note 8 for additional information related to earnings per share.
Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation. This guidance also requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow. Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award. See Note 10 for additional information on stock-based compensation.

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $1.9 million, $1.3 million and $1.0 million for the years ended 2014, 2013 and 2012, respectively.

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
Off-Balance Sheet Arrangements - Other. In the normal course of business, we may acquire lots from various development entities pursuant to option and purchase agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for additional information on off-balance sheet arrangements.
Surety Bonds and Letters of Credit. We provide letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. Surety bonds are generally posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. Bonds are generally not released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon. The table below outlines our surety bond and letter of credit obligations (in thousands):

	December 31, 2014		December 31, 2013
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to joint ventures	$87	$87	$87	$87
Sureties related to owned projects and lots under contract	230,079	93,667	191,742	86,115
Total Sureties	$230,166	$93,754	$191,829	$86,202
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$1,200	N/A	$1,685	N/A
LOCs for land development	13,789	N/A	35,883	N/A
LOCs for general corporate operations	4,500	N/A	4,500	N/A
Total LOCs	$19,489	N/A	$42,068	N/A
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we recorded unfavorable adjustments to our warranty reserve balance of $0.5 million in 2014 and $1.3 million in 2013 which increased our cost of sales. A summary of changes in our warranty reserves follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance, beginning of year	$21,971	$22,064
Additions to reserve from new home deliveries	11,929	10,939
Warranty claims	(12,320)	(12,343)
Adjustments to pre-existing reserves	500	1,311
Balance, end of year	$22,080	$21,971
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

Recent Accounting Pronouncements. In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending December 31, 2016. We do not anticipated the adoption of ASU 2014-15 will have a material effect on our consolidated financial statements or disclosures.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for us on January 1, 2016. Early adoption is permitted. We do not anticipate the adoption of ASU 2014-12 will have a material effect on our consolidated financial statements or disclosures.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for classifying activities as discontinued operations and increases the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for us on January 1, 2015. We do not anticipate the adoption of ASU 2014-08 will have a material effect on our consolidation financial statements or disclosures.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Homes under contract under construction (1)	$328,931	$262,633
Unsold homes, completed and under construction (1)	302,288	147,889
Model homes (1)	109,614	81,541
Finished home sites and home sites under development (2)	1,136,849	913,236
	$1,877,682	$1,405,299

(1) Includes the allocated land and land development costs associated with each lot for these homes.

(2)
Includes raw land, land held for development and land held for sale. Land held for development primarily reflects l    land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we may have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Capitalized interest, beginning of year	$32,992	$21,600	$14,810
Interest incurred	58,374	51,152	46,135
Interest expensed	(5,163)	(15,092)	(24,244)
Interest amortized to cost of home and land closings	(32,143)	(24,668)	(15,101)
Capitalized interest, end of year (1)	$54,060	$32,992	$21,600

(1)
Approximately $490,000, $511,000 and $539,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” in our consolidated balance sheet as of December 31, 2014, 2013 and 2012, respectively.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and holdings and allow us to better leverage our balance sheet.
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
The table below presents a summary of our lots under option at December 31, 2014 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	70	$4,999	$700
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	7,256	589,229	76,197
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,665	137,095	13,888
Purchase contracts not recorded on balance sheet —refundable deposits, committed	631	23,361	1,349
Total committed (on and off balance sheet)	10,622	754,684	92,134
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	4,462	178,443	3,555
Total lots under contract or option	15,084	$933,127	$95,689
Total option contracts not recorded on balance sheet (3)	15,014	$928,128	$94,989	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2014.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of December 31, 2014, we had two active equity-method land ventures.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders of the joint venture. These guarantees can be classified into two categories: (i) repayment guarantees and (ii) completion guarantees. We have no such guarantees as of December 31, 2014 and 2013. We have outstanding litigation related to our minority ownership in the South Edge joint venture as there is pending litigation with the venture's lender group regarding our $13.2 million guarantee related to that venture. See Note 15 regarding the outstanding litigation related to this joint venture and the corresponding reserves and charges we have recorded relating thereto.

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
As of December 31, 2014, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of December 31, 2014 and December 31, 2013 was $2.0 million and $2.9 million, respectively. Prior year balances included investments in wind-down title joint ventures that are no longer in operation.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31, 2014	At December 31, 2013
Assets:
Cash	$6,471	$7,299
Real estate	34,435	34,949
Other assets	2,990	3,067
Total assets	$43,896	$45,315
Liabilities and equity:
Accounts payable and other liabilities	$5,994	$2,889
Notes and mortgages payable	13,346	13,453
Equity of:
Meritage (1)	7,735	10,332
Other	16,821	18,641
Total liabilities and equity	$43,896	$45,315

	Years Ended December 31,
	2014	2013	2012
Revenue	$28,458	$34,553	$38,230
Costs and expenses	(13,009)	(12,407)	(21,093)
Net earnings of unconsolidated entities	$15,449	$22,146	$17,137
Meritage’s share of pre-tax earnings (1) (2)	$10,443	$12,833	$10,441

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses.

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Loss from other unconsolidated entities, net on our consolidated statement of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

The joint venture assets and liabilities noted in the table above primarily represent the active land ventures, one mortgage and various inactive ventures. Our total investment in all of these joint ventures is $10.8 million. As of December 31, 2014, we believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31, 2014	At December 31, 2013
Other borrowings, real estate note payable (1)	$30,722	$15,993
$400 million unsecured revolving credit facility, maturing June 2018, with interest approximating LIBOR (approximately 0.1695% at December 31, 2014) plus 2.25% or Prime (3.25% at December 31, 2014) plus 1.25%	—	—
Total	$30,722	$15,993
(1)     Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 6%.
In July 2012, we entered into an unsecured revolving $125.0 million credit facility ("Credit Facility"). In 2014, we amended and restated the Credit Facility, increasing the capacity to $400.0 million, increasing the amount available for letters of credit to $200.0 million and extending the maturity date to June 2018. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. During the fourth quarter of 2014, maximum borrowings under the Credit Facility were $110.0 million, all of which was repaid as of December 31, 2014. No amounts were drawn under the Credit Facility during 2013. As of December 31, 2014 we had outstanding letters of credit issued under the Credit Facility totaling $19.5 million, leaving $380.5 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES
Senior and convertible senior notes consist of the following (in thousands):

	At December 31, 2014	At December 31, 2013
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At December 31, 2014 and December 31, 2013 there was approximately $2,986 and $3,555 in net unamortized premium, respectively	302,986	303,555
7.00% senior notes due 2022	300,000	300,000
1.875% convertible senior notes due 2032	126,500	126,500
Total	$904,486	$905,055

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
During 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at 97.567% of par value to yield 7.5%. In November 2013, we completed a $100.0 million add-on to the existing 7.5% senior notes due 2020. The add-on was issued at 106.699% of par value to yield 5.87500%.

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
In September 2012, we issued $126.5 million aggregate principal amount of 1.875% Convertible Senior Notes due 2032 (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of Convertible Notes. This corresponds to an initial conversion price of $58.14 per share and represents a 47.5% conversion premium based on the closing price of our common stock on September 12, 2012. The conversion rate is subject to adjustments upon the occurrence of specific events. The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes. On such dates, the note-holders may require a repurchase for any portion or all of their oustanding notes. The amount due to the note-holders in the event of a repurchase is equal to 100% of the principal amount plus any accrued and unpaid interest. We may call the Convertible Notes at any time after the fifth anniversary.
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
Scheduled principal maturities of our senior and senior convertible notes as of December 31, 2014 follow (in thousands):

Year Ended December 31,
2015	$—
2016	—
2017	—
2018	175,000
2019	—
Thereafter	729,486
Total	$904,486

NOTE 7 — FAIR VALUE DISCLOSURES
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	December 31, 2014		December 31, 2013
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes due 2018	$175,000	$175,000	$175,000	$174,125
7.15% senior notes	$300,000	$322,500	$300,000	$325,500
7.00% senior notes	$300,000	$318,000	$300,000	$318,750
1.875% convertible senior notes	$126,500	$124,444	$126,500	$142,154
Due to the short-term nature of other financial assets and liabilities including our Other Borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Basic weighted average number of shares outstanding	39,017	36,105	34,057
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176	612
Stock options and unvested restricted stock	421	520	503
Diluted average shares outstanding	41,614	38,801	35,172
Net earnings as reported	$142,241	$124,464	$105,163
Interest attributable to Convertible Senior Notes, net of income taxes	1,573	1,454	418
Net earnings for diluted earnings per share	$143,814	$125,918	$105,581
Basic earnings per share	$3.65	$3.45	$3.09
Diluted earnings per share (1)	$3.46	$3.25	$3.00
Antidilutive stock options not included in the calculation of diluted earnings per share	26	7	256

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 9 — ACQUISITIONS AND GOODWILL
Phillips Builders. In August 2013, we entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders LLC and selected assets of Phillips Development LLC ("Phillips Builders"). The purchase price was approximately $18.6 million in cash. The results of Phillips Builders operations have been included in our financial statements since September 1, 2013, the effective date of the acquisition. As a result of the transaction, we recorded approximately $10.2 million of goodwill (all of which is tax deductible) which relates to expected synergies from establishing a market presence in Tennessee and the experience and reputation of the acquired management team. The remaining basis of the $8.4 million is almost entirely comprised of the fair value of the acquired inventory with limited other assets and liabilities.
Legendary Communities. In August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets as well as increased our existing Charlotte, North Carolina presence through the acquisition of the homebuilding assets and operations of Legendary Communities. The purchase price was approximately $130.7 million in cash. In addition, the agreement entitles the selling parties to an earn-out over the next three years based on operational performance. The initial estimate of the total earn-out is approximately $10.0 million, which will be recorded as compensation expense if and when they are earned over the next three years. The results of Legendary Communities' operations have been included in our financial statements since August 1, 2014, the effective date of the acquisition. As a result of the transaction, we recorded approximately $22.7 million of goodwill (all of which is tax deductible) which relates to expected synergies from establishing a market presence in Georgia and South Carolina, the experience and knowledge of the acquired workforce and the capital efficient operating structure of the business acquired. The remaining basis of the $108.0 million is almost entirely comprised of the fair value of the acquired inventory with limited other assets and liabilities.
Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The acquisitions of Phillips Builders and Legendary Communities were recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for the acquisitions were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price over the fair value of the net assets of $33.0 million was recorded as goodwill, which is included in our consolidated balance sheet in Prepaids, other assets and goodwill.
A summary of changes in the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2013	$—	$—	$—	$—	$—	$—
Additions	—	—	10,247	—	—	10,247
Balance at December 31, 2013	—	—	10,247	—	—	10,247
Additions	—	—	22,715	—	—	22,715
Balance at December 31, 2014	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and was amended and restated effective May 2014. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 10,050,000 shares of common stock, of which 1,629,767 shares remain available for grant at December 31, 2014. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards and stock options are usually granted with either a three-year or five-year ratable vesting period, with a three-year cliff vesting for performance-based awards.

We have not granted any stock options since 2009. A summary of remaining stock option activity from stock options granted prior to 2010 is provided below.

Summary of Stock Option Activity:

	Year Ended December 31, 2014
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at beginning of year	258,815	$19.63
Granted	—	N/A
Exercised	(60,695)	$17.16
Cancelled	(16,680)	$38.86
Outstanding at end of year	181,440	$18.69	0.44	$3,139
Vested at end of year	181,440	$18.69	0.44	$3,139
Exercisable at end of year	181,440	$18.69	0.44	$3,139
Price range of options exercised	$ 11.48 - $ 42.82
Price range of options outstanding	$ 11.48 - $ 22.11

Total shares reserved for existing or future equity award grants at end of year	2,885,481

	Years Ended December 31,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year:	609,585	$27.44	897,767	$23.56
Granted	—	N/A	—	N/A
Exercised	(347,370)	$33.40	(282,082)	$15.12
Cancelled	(3,400)	$14.00	(6,100)	$25.73
Outstanding at end of year	258,815	$19.63	609,585	$27.44
Exercisable at end of year	225,415	$20.36	471,760	$30.93
Price range of options exercised	$ 8.06 - $44.44		$ 8.06 - $34.30
Price range of options outstanding	$ 11.48 - $42.82		$ 8.06 - $44.44
Stock options Outstanding at December 31, 2014:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.48 - $11.48	1,650	1.24	$11.48	1,650	$11.48
$13.69 - $13.69	20,000	0.01	$13.69	20,000	$13.69
$14.00 - $14.00	15,450	1.10	$14.00	15,450	$14.00
$19.90 - $19.90	139,840	0.38	$19.90	139,840	$19.90
$22.11 - $22.11	4,500	1.61	$22.11	4,500	$22.11
	181,440			181,440

The total intrinsic value of option exercises for the years ended December 31, 2014, 2013 and 2012 was $1.7 million, $4.8 million and $5.4 million respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.
Summary of Nonvested (Restricted) Shares and Units Activity:

In addition to the stock options discussed above, we grant time-based and performance-based restricted shares. Performance-based restricted shares are only granted to our senior executive management group. All performance shares only vest upon the attainment of certain financial and operational criteria as established and approved by our Board of Directors.

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- Based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	649,516	$22.68	191,250	$20.41
Granted	386,500	27.21	56,250	20.72
Vested (Earned/Released)	(166,566)	18.92	(33,750)	14.27
Forfeited (1)	(43,800)	25.10	(33,750)	14.27
Outstanding as of December 31, 2012	825,650	25.43	180,000	22.81
Granted	355,795	42.78	62,500	42.56
Vested (Earned/Released)	(215,850)	41.72	(67,500)	41.97
Forfeited (1)	(81,700)	31.27	—	N/A
Outstanding at December 31, 2013	883,895	32.22	175,000	30.10
Granted	374,683	45.23	52,083	45.60
Vested (Earned/Released)	(256,137)	45.34	(56,250)	45.56
Forfeited (1)	(99,000)	38.77	—	N/A
Outstanding at December 31, 2014	903,441	37.51	170,833	35.43

(1)
Forfeitures on time-based nonvested shares are a result of terminations of employment, while forfeitures on performance-based nonvested shares are a result of failing to attain certain goals as outlined in our executive management group's compensation agreements.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense and recorded on a straight-line basis through the end of the award’s vesting period. Beginning with grants in 2014, a portion of the performance-based restricted stock awards granted contain market conditions as defined by ASC 718. The guidance in ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engaged a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is being expensed straight line over the service period of the awards. Below is a summary of compensation expense and stock award activity (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense	$12,211	$9,483	$8,319
Cash received by Company from exercises	$1,042	$11,601	$4,267

The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	December 31, 2014	December 31, 2013
Unrecognized stock-based compensation cost	$20,577	$17,385
Weighted average years expense recognition period	2.11	2.18
Total equity awards outstanding (1)	1,255,714	1,317,710

(1)     Includes options outstanding and unvested restricted stock awards and restricted stock units.

In 2013, we began to offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2014, 2013 and 2012.
NOTE 11 — INCOME TAXES
Components of income tax expense/(benefit) are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current taxes:
Federal	$58,461	$43,675	$(589)
State	1,133	1,345	122
	59,594	45,020	(467)
Deferred taxes:
Federal	(3,470)	10,232	(62,581)
State	10,052	(2,044)	(13,261)
	6,582	8,188	(75,842)
Total	$66,176	$53,208	$(76,309)
Income taxes differ for the years ended December 31, 2014, 2013 and 2012, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Expected taxes at current federal statutory income tax rate	$72,946	$62,185	$10,099
State income taxes, net of federal tax benefit	7,271	7,967	1,878
Change in valuation allowance	—	(8,666)	(85,460)
Change in state effective tax rate	—	—	(788)
Manufacturing deduction	(6,499)	(4,910)	—
Federal tax credits	(7,835)	(3,614)	(2,064)
Net interest adjustments	—	—	(589)
Non-deductible costs and other	293	246	615
Income tax expense/(benefit)	$66,176	$53,208	$(76,309)

The effective tax rate was 31.8% and 29.9% for 2014 and 2013, respectively. The effective tax rate for both 2014 and 2013 reflect the benefit of energy tax credits and the homebuilder manufacturing deduction for qualified domestic production activities. A reduction in the valuation allowance on deferred tax assets that occurred in 2013 contributed to the lower effective tax rate for that year as compared to 2014. The effective tax rate for 2012 is not a meaningful percentage due to a reduction of the valuation allowance on deferred tax assets and the carryback of net operating losses (“NOLs”) which produced significant income tax benefits which do not correlate to pre-tax income when calculating the effective tax rate for that year.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in other liabilities. At December 31, 2014, we have a net deferred tax asset of $64.1 million. We also have net deferred tax liabilities of $3.6 million. Deferred tax assets and liabilities are comprised of timing differences at December 31 (in thousands) as follows:

	2014	2013
Deferred tax assets:
Real estate	$15,002	$23,895
Goodwill	13,728	8,077
Warranty reserve	8,511	8,414
Wages payable	12,329	9,956
Reserves and allowances	1,022	1,102
Equity-based compensation	6,005	4,995
Accrued expenses	6,208	6,235
Net operating loss carry-forwards	4,603	11,471
Other	1,171	279
Total deferred tax assets	68,579	74,424

Deferred tax liabilities:
Deferred revenue	2,935	3,670
Prepaids	753	690
Fixed assets	754	(340)
Total deferred tax liabilities	4,442	4,020

Deferred tax assets, net	64,137	70,404
Other deferred tax liability - state franchise taxes	3,559	2,750

Net deferred tax assets and liabilities	$60,578	$67,654

At December 31, 2014 and December 31, 2013, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
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
We recorded a full non-cash valuation allowance against all of our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at that time. During 2012 and 2013, we determined that the positive evidence exceeded the negative evidence in all tax jurisdictions and that it was more likely than not that our deferred tax assets and NOL carryovers would be realized. At the end of 2013, we reversed the remaining valuation allowance on our deferred tax assets and NOL carryovers in all tax jurisdictions based on the weight of the positive evidence. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2014.
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2014, we had no remaining un-utilized federal NOL carryforward or federal tax credits. At December 31, 2014, we also had tax benefits for state NOL carryforwards of $4.6 million that begin to expire in 2015 depending on the state jurisdiction.
At December 31, 2014, we have income taxes payable of $5.9 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments. This amount is recorded in Accrued liabilities in the accompanying balance sheet at December 31, 2014.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2010. We have one state income tax examination pending resolution at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of December 31, 2014 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.
On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (the “Act”), which the President signed into law on January 2, 2013. The Act extended certain tax provisions which had a retroactive effect on 2012. Among other things, the Act extended for two years the availability of a business tax credit under IRC §45L for building new energy efficient homes which originally was set to expire at the end of 2011. On December 16, 2014, Congress passed the Tax Increase Prevention Act of 2014 (the "Extenders Act"), which the President signed into law on December 19, 2014. The Extenders Act extended the availability of the IRC §45L new energy efficient homes credit to the end of 2014. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded tax effected benefits based on estimates for qualifying new energy efficient homes that we sold in 2012, 2013 and 2014. The estimated tax effected benefits as adjusted for actual experience are reflected in our effective tax rate reconciliation as the benefit from federal tax credits.

NOTE 12 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cash paid during the year for:
Interest, net of interest capitalized	$830	$9,444	$21,276
Income taxes	$71,321	$25,688	$402
Non-cash operating activities decrease:
Real estate not owned	$4,710	$289	$—
Real estate acquired through notes payable	$25,176	$18,057	$6,288
NOTE 13 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies in which Steve Hilton, our Chairman and CEO, has a significant ownership interest. Payments made to these companies were approximately $211,000 , $359,000 and $330,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2009, we entered into an FDIC insured bank deposit account agreement with Alliance Bank of Arizona (“Alliance Bank”) through the Certificate of Deposit Account Registry Service (“CDARS”). In 2012, we entered into an additional FDIC insured bank deposit account agreement with Alliance Bank through the Insured Cash Sweep Service ("ICS"). CDARS and ICS are accepted and recognized services through which participating banks may accept and provide FDIC insurance coverage for large deposits that would otherwise exceed FDIC insurance limits (currently $250,000) by placing, as custodian for the deposit customer (Meritage), that portion of the deposit exceeding FDIC insurance limits with other CDARS and ICS banks participating in the programs such that for FDIC insurance purposes, the deposit is divided into insured amounts and deposited with other network banks to allow for full FDIC coverage. CDARS and ICS deposits differ in that ICS deposits may offer "on demand" withdrawals whereas CDARS are certificates of deposits with pre-determined maturity dates and interest rates. At December 31, 2013, we had cash deposits in the aggregate amount of $89.5 million through Alliance Bank as the CDARS custodian or relationship bank and $157.5 million through Alliance Bank as the ICS custodian or relationship bank. Alliance Bank had divided these amounts into FDIC insured amounts deposited with other CDARS and ICS participating FDIC insured institutions. We do not pay any separate fees to Alliance Bank for these programs. Rather, Alliance Bank receives a small fee from the other CDARS and ICS institutions for certain funds placed. Robert Sarver, a Meritage director, is a director and the chief executive officer of Western Alliance Bancorporation ("Western Alliance"), the parent company of Alliance Bank. In addition, Steven Hilton, our Chairman and CEO is also a director of Western Alliance. We earned market-rate interest on deposits placed with Western Alliance pursuant to the CDARS and ICS programs of $430,000, $654,000 and $687,000 in 2014, 2013, and 2012, respectively. We had nominal amounts of CDARS and ICS cash deposits as of December 31, 2014 of $9,995 and $907, respectively.

NOTE 14 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have nine homebuilding operating segments. The homebuilding segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes and providing warranty and customer services. We aggregate our homebuilding operating segments into a reporting segment based on similar long-term economic characteristics and geographical proximity. Our current reportable homebuilding segments are as follows:
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

	Years Ended December 31,
	2014	2013	2012
Homebuilding revenue (1):
West	$920,244	$937,050	$600,227
Central	692,320	508,961	392,678
East	557,079	368,648	200,769
Consolidated total	2,169,643	1,814,659	1,193,674
Homebuilding segment operating income:
West	102,640	131,352	44,727
Central	75,372	38,499	17,790
East	46,510	39,557	15,283
Total homebuilding segment operating income	224,522	209,408	77,800
Financial services segment profit	16,178	15,954	10,255
Corporate and unallocated costs (2)	(33,245)	(31,216)	(22,619)
Loss from unconsolidated entities, net	(447)	(378)	(224)
Interest expense	(5,163)	(15,092)	(24,244)
Loss on early extinguishment of debt	—	(3,796)	(5,772)
Other income/(loss), net	6,572	$2,792	(6,342)
Net earnings before income taxes	$208,417	$177,672	$28,854

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Years Ended December 31,
Land closing revenue:	2014	2013	2012
West	$11,155	$11,616	$6,488
Central	8,603	16,184	2,036
East	7,494	3,470	790
Total	$27,252	$31,270	$9,314

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At December 31, 2014
	West	Central	East	Financial Services	Corporate and Unallocated	Total
Deposits on real estate under option or contract	$34,622	$31,317	$29,050	$—	$—	$94,989
Real estate	943,600	446,208	487,874	—	—	1,877,682
Investments in unconsolidated entities	204	8,561	—	—	2,015	10,780
Other assets	48,120	80,689	70,036	958	132,884	332,687
Total assets	$1,026,546	$566,775	$586,960	$958	$134,899	$2,316,138

	At December 31, 2013
	West	Central		East	Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$26,415	$12,198		$12,982	$—	$—		$51,595
Real estate	800,288	369,464		235,547	—	—		1,405,299
Investments in unconsolidated entities	204	8,941		50	—	2,443		11,638
Other assets	26,900	165,403	(1)	31,372	497	310,657	(1)	534,829
Total assets	$853,807	$556,006		$279,951	$497	$313,100		$2,003,361

(1) Balance consists primarily of cash and securities and our deferred tax asset.
NOTE 15 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. We have reserved approximately $16.5 million related to non-warranty related litigation and asserted claims. In addition, our $22.1 million warranty reserve includes accruals for all warranty and construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those warranty and construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
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
    On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders, requesting full payment of $13.2 million, the lenders claimed to be owed under the springing repayment guarantee, including past due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada, which is currently being prosecuted in the name of JP Morgan's agent, ISG Insolvency Group, Inc. regarding most of the same issues addressed in the Ohio litigation (Case No. 2: 11-CV-01364-PMP). The Ohio and the Nevada actions have been consolidated into a single action. On October 26, 2011, the Bankruptcy

Court approved a Plan pursuant to which (i) the lenders have received all payments to which they are entitled, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders' repayment guarantee claim against Meritage.
On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for prejudgment interest that accrued between December 6, 2012 and the date of the Judgment. We immediately appealed the Court's rulings, which is still currently pending and on July 17, 2013 we posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment. Pursuant to a stipulation between the parties, the bond amount included the amount of the Judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. On February 14, 2014 the Court awarded JP Morgan an additional $877,241 for pre-judgment attorneys' fees. Meritage has appealed this Judgment as well, and per stipulation of the parties, has posted an amended bond in the total amount of $16,930,477 covering both judgments. We disagree with many of the conclusions and findings contained in the Court's order, and have challenged and will continue to challenge the ruling on appeal which is currently pending. In addition, we believe that the four co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any amounts Meritage may be required to pay under the arbitration repayment guarantee.
In March 2012, Inspirada Builders, LLC, (an entity owned by the above names four co-venturers) as Estate Representative of bankrupt South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There were two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for not paying the amounts Meritage fully tendered but South Edge (at the direction of or as a result of acts or of the failure to perform by the above name co-venture members) rejected in 2008. The second demand was for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (which is the new owner of the project and which is owned by the four builders identified above) having purchased it through bankruptcy proceedings. The second demand was dismissed on June 27, 2013. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the already repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, together with cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. The balance of the parties' arbitration claims are currently pending but pursuant to a stipulation of the parties have been stayed pending resolution of our pending appeal of the Court's rulings in favor of JP Morgan in the federal court action. We do not believe there is any additional exposure to us related to this new claim beyond that already disclosed and discussed in this Legal Proceedings.
Lease Agreements
We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2014, are as follows (in thousands):

Years Ended December 31,
2015	$5,554
2016	5,377
2017	4,886
2018	3,980
2019	2,614
Thereafter	7,438
$29,849
Rent expense was $6.5 million, $6.4 million and $5.5 million in 2014, 2013 and 2012, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations. Sublease income was $0.6 million, $1.6 million and $2.0 million in 2014, 2013 and 2012, respectively. Sublease income is included within other income/(loss), net on our consolidated statements of operations.
See Note 1 for contingencies related to our warranty obligations.
NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the years ended December 31, 2014 and 2013 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2014
Total closing revenue	$408,345	$505,604	$556,776	$698,918
Total closing gross profit	$91,572	$110,003	$110,761	$140,281
Earnings before income taxes	$39,758	$55,236	$47,030	$66,393
Net earnings	$25,377	$35,079	$32,577	$49,208
Per Share Data:
Basic earnings per share (1)	$0.66	$0.90	$0.83	$1.26
Diluted earnings per share (1)	$0.62	$0.85	$0.79	$1.19
2013
Total closing revenue	$336,435	$449,950	$492,080	$536,194
Total closing gross profit	$64,535	$95,052	$113,182	$123,649
Earnings before income taxes	$16,475	$38,532	$56,786	$65,879
Net earnings	$12,041	$28,143	$38,191	$46,089
Per Share Data:
Basic earnings per share (1)	$0.34	$0.78	$1.05	$1.27
Diluted earnings per share (1)	$0.32	$0.74	$0.99	$1.19

(1)	Due to the computation of earnings per share, the sum of the quarterly amounts may not equal the full-year results.

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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our management has excluded from its assessment the internal control over financial reporting at Legendary Communities, which we acquired on July 31, 2014 and whose financial statements constitute 6.2% of total assets and 3.6% of total home closing revenue of our consolidated financial statements as of and for the year ended December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Legendary Communities, which was acquired on July 31, 2014 and whose financial statements constitute 6.2% of total assets and 3.6% of home closing revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Legendary Communities. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 17, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 17, 2015

Item 9B.	Other Information

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2015 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2015 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference from our 2015 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference from our 2015 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference from our 2015 Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

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

(b)Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated November 24, 2014.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Indenture, dated April 13, 2010 (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 14, 2010

4.2.1	First Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended March 31, 2011).

4.2.2	Second Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4.2 of Form 10-K for the year ended December 31, 2011.

4.2.3	Third Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarterly period ended March 31, 2012

4.2.4
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.15% Senior Notes due 2020)
Incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 1, 2012

4.2.5	Fourth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.3.4 of Form S-4 Registration Statement No. 333-187457

4.2.6	Fifth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 2013

Exhibit Number	Description	Page or Method of Filing
4.2.7	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2.7 of Form S-4 Registration Statement No. 333-192730

4.2.8	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2014

4.2.9	Seventh Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2014

4.2.10	Eighth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Filed herewith

4.3	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 10, 2012

4.3.1	First Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.4.1 of Form S-4 Registration Statement No. 333-187457

4.3.2	Second Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended September 30, 2013

4.3.3	Third Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended June 30, 2014

4.3.4	Fourth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended June 30, 2014

4.3.5	Fifth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Filed herewith.

4.4	Indenture, dated as of September 18, 2012	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 18, 2012

4.4.1	Supplemental Indenture No. 1, dated as of September 18, 2012 (re 1.875% Convertible Senior Notes due 2032) and form of 1.875% Convertible Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 18, 2012

4.4.2	Supplemental Indenture No. 2 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2013

4.4.3	Supplemental Indenture No. 3 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended June 30, 2014

4.4.4	Supplemental Indenture No. 4 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended June 30, 2014

4.4.5	Supplemental Indenture No. 5 (re 1.875% Convertible Senior Notes due 2032)	Filed herewith

4.5	Indenture, dated March 13, 2013 re 4.50% Senior Notes due 2018, and Form of 4.50% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on March 13, 2013

4.5.1	First Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2013

4.5.2	Second Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2014

Exhibit Number	Description	Page or Method of Filing
4.5.3	Third Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2014

4.5.4	Fourth Supplemental Indenture (re 4.50% Senior Notes due 2018)	Filed herewith

10.1	2006 Executive Management Incentive Plan*	Incorporate by reference to Appendix B of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2	Amended 1997 Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.3	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Meeting of Stockholders.

10.3.1	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991.

10.3.2	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.3.3	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.3.4	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.3.5	Representative Form of Incentive Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637.

10.3.6	Representative Form of Stock Appreciation Rights Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637.

10.3.7	Representative Form of Performance Share Award Agreement *	Incorporated by reference to Exhibit 10.9 of Form 8-K filed on March 28, 2014

10.3.8	Representative Form of Restricted Stock Unit Agreement *	Incorporated by reference to Exhibit 10.10 of Form 8-K filed on March 28, 2014

10.4	Fourth Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 28, 2014

10.4.1	Third Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 19, 2010.

10.4.2	Second Amendment to Third Amended and Restated Change of Control Agreement for Steven J. Hilton*	Incorporated by reference to Exhibit 10.5 of Form 8-K filed on March 28, 2014

10.5	Fourth Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated March 28, 2014

10.5.1	Third Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 19, 2010

10.5.2	Second Amendment to Third Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.6 of Form 8-K filed on March 28, 2014

Exhibit Number	Description	Page or Method of Filing
10.6	Second Amended and Restated Employment Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated March 28, 2014.

10.6.1	Amended and Restated Change of Control Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.8 of Form 8-K dated January 19, 2010

10.6.2	Second Amendment to Third Amended and Restated Change of Control Agreement between the Company and Steven Davis *	Incorporated by reference to Exhibit 10.8 of Form 8-K filed on March 28, 2014

10.7	Second Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated March 28, 2014

10.7.1	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010

10.7.2	Second Amendment to Third Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K filed on March 28, 2014

10.8	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 16, 2014

10.9	Meritage Homes Corporation Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 10, 2013

10.10	Asset Purchase Agreement dated July 10, 2014 re the Acquisition of Legendary Communities **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 14, 2014

Exhibit Number	Description	Page or Method of Filing
21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of Grant Thornton LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

99.1	Unaudited consolidated financial statements of MTH Mortgage, LLC as of and for the years ended December 31, 2014 and December 31,2013	Filed herewith

99.2	Audited consolidated financial statements of MTH Mortgage, LLC and report of independent certified public accountants as of and for the year ended December 31, 2012	Incorporated by reference to Exhibit 99.1 of Form 10-K for the year ended December 31, 2012.

101
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensation plan.
**	Confidential information on this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

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

(ii)    The unaudited consolidated financial statements of MTH Mortgage, LLC as of and for the years ended December 31, 2013, filed pursuant to Rule 3-09 of Regulation S-X, are incorporated by reference Exhibit 99.1 of Form 10-K for the year ended December 31, 2013

(iii)    The unaudited consolidated financial statements of MTH Mortgage LLC as of and for the year ended December 31, 2014, filed pursuant to Rule 3-09 of Regulation S-X, are filed herein as Exhibit 99.1 of this Form 10-K for the year ended December 31, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN J. HILTON	Chairman and Chief Executive Officer	February 17, 2015
Steven J. Hilton

/s/ LARRY W. SEAY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2015
Larry W. Seay

/s/ HILLA SFERRUZZA	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2015
Hilla Sferruzza

/s/ PETER L. AX	Director	February 17, 2015
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 17, 2015
Raymond Oppel

/s/ ROBERT G. SARVER	Director	February 17, 2015
Robert G. Sarver

/s/ RICHARD T. BURKE, SR.	Director	February 17, 2015
Richard T. Burke, Sr.

/s/ GERALD W. HADDOCK	Director	February 17, 2015
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 17, 2015
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 17, 2015
Michael R. Odell