Form 10-Q
period 2015-03-31
Meritage Homes CORP
filed 2015-05-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Common shares outstanding as of April 29, 2015: 39,652,547

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$89,245	$103,333
Other receivables	61,515	56,763
Real estate	1,943,055	1,877,682
Real estate not owned	—	4,999
Deposits on real estate under option or contract	91,922	94,989
Investments in unconsolidated entities	10,271	10,780
Property and equipment, net	33,826	32,403
Deferred tax asset	64,711	64,137
Prepaids, other assets and goodwill	71,913	71,052
Total assets	$2,366,458	$2,316,138
Liabilities
Accounts payable	$91,474	$83,619
Accrued liabilities	141,175	154,144
Home sale deposits	32,771	29,379
Liabilities related to real estate not owned	—	4,299
Loans payable and other borrowings	61,406	30,722
Senior and convertible senior notes	904,344	904,486
Total liabilities	1,231,170	1,206,649
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,616,663 and 39,147,153 shares at March 31, 2015 and December 31, 2014, respectively	396	391
Additional paid-in capital	548,182	538,788
Retained earnings	586,710	570,310
Total stockholders’ equity	1,135,288	1,109,489
Total liabilities and stockholders’ equity	$2,366,458	$2,316,138
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENT
(in thousands, except per share amounts)

	Three Months Ended March 31,

	2015	2014
Homebuilding:
Home closing revenue	$517,273	$405,779
Land closing revenue	1,439	2,566
Total closing revenue	518,712	408,345
Cost of home closings	(421,786)	(313,180)
Cost of land closings	(1,285)	(3,593)
Total cost of closings	(423,071)	(316,773)
Home closing gross profit	95,487	92,599
Land closing gross profit/(loss)	154	(1,027)
Total closing gross profit	95,641	91,572
Financial Services:
Revenue	2,535	1,899
Expense	(1,299)	(1,075)
Earnings from financial services unconsolidated entities and other, net	2,544	2,201
Financial services profit	3,780	3,025
Commissions and other sales costs	(41,612)	(30,934)
General and administrative expenses	(29,650)	(21,671)
Loss from other unconsolidated entities, net	(123)	(169)
Interest expense	(3,154)	(2,713)
Other income/(loss), net	415	648
Earnings before income taxes	25,297	39,758
Provision for income taxes	(8,897)	(14,381)
Net earnings	$16,400	$25,377
Earnings per common share:
Basic	$0.42	$0.66
Diluted	$0.40	$0.62
Weighted average number of shares:
Basic	39,390	38,687
Diluted	41,948	41,308
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$16,400	$25,377
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,211	2,513
Stock-based compensation	4,630	2,411
Excess income tax benefit from stock-based awards	(1,935)	(2,275)
Equity in earnings from unconsolidated entities	(2,421)	(2,032)
Distributions of earnings from unconsolidated entities	3,035	3,955
Other	(490)	4,118
Changes in assets and liabilities:
Increase in real estate	(58,906)	(132,536)
Decrease/(increase) in deposits on real estate under option or contract	3,767	(3,071)
Increase in receivables, prepaids and other assets	(5,695)	(13,998)
Decrease in accounts payable and accrued liabilities	(3,179)	(15,813)
Increase in home sale deposits	3,392	1,839
Net cash used in operating activities	(38,191)	(129,512)
Cash flows from investing activities:
Investments in unconsolidated entities	(104)	(44)
Purchases of property and equipment	(4,589)	(6,995)
Proceeds from sales of property and equipment	44	93
Maturities of investments and securities	—	47,533
Payments to purchase investments and securities	—	(35,514)
Net cash (used in)/provided by investing activities	(4,649)	5,073
Cash flows from financing activities:
Proceeds from Credit Facility, net	27,000	—
Repayment of loans payable and other borrowings	(3,017)	(2,155)
Excess income tax benefit from stock-based awards	1,935	2,275
Proceeds from issuance of common stock, net	—	110,432
Proceeds from stock option exercises	2,834	707
Net cash provided by financing activities	28,752	111,259
Net decrease in cash and cash equivalents	(14,088)	(13,180)
Cash and cash equivalents, beginning of period	103,333	274,136
Cash and cash equivalents, end of period	$89,245	$260,956
See Supplemental Disclosure of Cash Flow Information in Note 13.
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we currently operate under the name of Phillips Builders, and in the Atlanta and Greenville markets where we currently operate under the Legendary Communities brand. We also operate as Monterey Homes in some markets. At March 31, 2015, we were actively selling homes in 229 communities, with base prices ranging from approximately $130,000 to $1,270,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made to prior year results to conform to current year presentation.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $49.6 million and $59.2 million are included in cash and cash equivalents at March 31, 2015 and December 31, 2014, respectively.

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

Deposits. Deposits paid related to land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $91.9 million and $95.0 million as of March 31, 2015 and December 31, 2014, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on at least an annual basis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. ASC 350 states that an entity may assess qualitative factors first to determine whether it is necessary to perform a two-step goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials and labor costs, and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. See Note 9 for additional information related to goodwill.

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

	At March 31, 2015		At December 31, 2014
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$87	$87	$87	$87
Sureties related to owned projects and lots under contract	249,367	101,669	230,079	93,667
Total Sureties	$249,454	$101,756	$230,166	$93,754
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$1,200	N/A	$1,200	N/A
LOCs for land development	14,012	N/A	13,789	N/A
LOCs for general corporate operations	4,500	N/A	4,500	N/A
Total LOCs	$19,712	N/A	$19,489	N/A
Accrued Liabilities. Accrued liabilities at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accruals related to real estate development and construction activities	$29,693	$29,365
Payroll and other benefits	25,810	44,107
Accrued taxes	10,352	11,096
Warranty reserves	21,839	22,080
Legal reserves	15,109	16,499
Other accruals	38,372	30,997
Total	$141,175	$154,144
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

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$22,080	$21,971
Additions to reserve from new home deliveries	2,628	2,276
Warranty claims	(2,869)	(2,765)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$21,839	$21,482
Warranty reserves are included in Accrued liabilities on the accompanying unaudited consolidated balance sheets, and additions and adjustments to the reserves are included in Cost of home closings within the accompanying unaudited consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the general liability insurance we maintain, are sufficient to cover our general warranty obligations. However, as unanticipated changes in legal, weather, environmental or other conditions could have an impact on our actual warranty costs, future costs could differ significantly from our estimates.

Recent Accounting Pronouncements. In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-01, Income Statement - Extraordinary and Unusual Items ("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual and infrequently occurring. ASU 2015-01 is effective for us on January 1, 2016. A reporting entity may apply ASU 2015-01 prospectively or retrospectively to all periods presented in the financial statements. We do not anticipate the adoption of ASU 2015-01 will have a material effect on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for us beginning January 1, 2016. Early adoption is permitted. We do not anticipate the adoption of ASU 2015-02 will have a material effect on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending December 31, 2016. We do not anticipate the adoption of ASU 2014-15 will have a material effect on our consolidated financial statements or disclosures.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the Accounting Standards Codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for us on January 1, 2017. Early adoption is not permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for classifying activities as discontinued operations and increases the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which for us was January 1, 2015. The adoption of ASU 2014-08 did not have a material effect on our consolidation financial statements or disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Homes under contract under construction (1)	$419,324	$328,931
Unsold homes, completed and under construction (1)	251,840	302,288
Model homes (1)	111,304	109,614
Finished home sites and home sites under development (2)	1,160,587	1,136,849
	$1,943,055	$1,877,682

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Capitalized interest, beginning of period	$54,060	$32,992
Interest incurred	15,282	14,256
Interest expensed	(3,154)	(2,713)
Interest amortized to cost of home and land closings	(9,345)	(5,834)
Capitalized interest, end of period (1)	$56,843	$38,701

(1)
Approximately $490,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” in our consolidated balance sheet as of March 31, 2015 and December 31, 2014.

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
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into a purchase or option agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all option and purchase agreements for land to determine whether they are a VIE. ASC 810, Consolidation, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as “Real estate not owned.” The liabilities related to consolidated VIEs are excluded from our debt covenant calculations.
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
The table below presents a summary of our lots under option at March 31, 2015 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	7,101	581,670	77,991
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,646	118,193	10,560
Purchase contracts not recorded on balance sheet —refundable deposits, committed	109	4,611	329
Total committed (on and off balance sheet)	9,856	704,474	88,880
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	4,119	201,031	3,042
Total lots under contract or option	13,975	$905,505	$91,922
Total option contracts not recorded on balance sheet (3)	13,975	$905,505	$91,922	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, if any, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of March 31, 2015.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, or in situations where we may encounter development or construction delays, we may purchase lots at an absorption level that exceeds our sales and home starts pace.
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of March 31, 2015, we had two active equity-method land ventures.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders of the joint venture. These guarantees can be classified into two categories: (i) repayment guarantees and (ii) completion guarantees. We have no such guarantees as of March 31, 2015 or December 31, 2014. We have outstanding litigation related to our minority ownership in the South Edge joint venture as there is pending litigation with the venture's lender group regarding our $13.2 million guarantee related to that venture. See Note 15 regarding the outstanding litigation related to this joint venture and the corresponding reserves and charges we have recorded relating thereto.

Surety Bonds. We and our joint venture partners also indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to make such payments. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. Although a majority of the required work may have been performed, these bonds are typically not released until all development specifications under the bond have been met. None of these bonds have been called to date and we believe it is unlikely that any of these bonds will be called or if called, that any such amounts would be material to us. See the table in Note 1 for detail of our surety bonds.
As of March 31, 2015, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of March 31, 2015 and December 31, 2014 was $1.5 million and $2.0 million, respectively.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At March 31, 2015	At December 31, 2014
Assets:
Cash	$5,284	$6,471
Real estate	34,437	34,435
Other assets	3,239	2,990
Total assets	$42,960	$43,896
Liabilities and equity:
Accounts payable and other liabilities	$5,186	$5,994
Notes and mortgages payable	13,345	13,346
Equity of:
Meritage (1)	7,970	7,735
Other	16,459	16,821
Total liabilities and equity	$42,960	$43,896

	Three Months Ended March 31,
	2015	2014
Revenue	$6,741	$5,309
Costs and expenses	(3,195)	(2,753)
Net earnings of unconsolidated entities	$3,546	$2,556
Meritage’s share of pre-tax earnings (1) (2)	$2,421	$2,032

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

The joint venture assets and liabilities noted in the table above primarily represent the active land ventures, one mortgage venture and various inactive ventures. Our total investment in all of these joint ventures is $10.3 million and $10.8 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At March 31, 2015	At December 31, 2014
Other borrowings, real estate note payable (1)	$34,406	$30,722
$500 million unsecured revolving credit facility, maturing June 2018, with interest approximating LIBOR (approximately 0.18% at March 31, 2015) plus 2.25% or Prime (3.25% at March 31, 2015) plus 1.25%	27,000	—
Total	$61,406	$30,722
(1)     Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 6%.
In July 2012, we entered into an unsecured revolving $125.0 million credit facility ("Credit Facility"). In 2014, we amended and restated the Credit Facility, increasing the capacity as of December 31, 2014 to $400.0 million, increasing the amount available for letters of credit to $200.0 million and extending the maturity date to June 2018. In the first quarter of 2015, we further increased the capacity to $500.0 million. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. During the first quarter of 2015, our maximum borrowings under the Credit Facility were $100.0 million. As of March 31, 2015 we had outstanding borrowings and letters of credit issued under the Credit Facility totaling $27.0 million and $19.7 million, respectively, leaving $453.3 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES
Senior and convertible senior notes consist of the following (in thousands):

	At March 31, 2015	At December 31, 2014
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At March 31, 2015 and December 31, 2014 there was approximately $2,844 and $2,986 in net unamortized premium, respectively	302,844	302,986
7.00% senior notes due 2022	300,000	300,000
1.875% convertible senior notes due 2032	126,500	126,500
Total	$904,344	$904,486
The indentures for our 4.50%, 7.15% and 7.00% senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. Our convertible senior notes do not have any financial covenants.
The convertible senior notes are convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of convertible senior notes. This corresponds to an initial conversion price of $58.14 per share and represents a 47.5% conversion premium based on the closing price of our common stock on September 12, 2012.
Obligations to pay principal and interest on the senior and convertible notes are guaranteed by all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor may be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are nonguarantor subsidiaries, if any, are, individually and in the aggregate, minor.

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

If the only observable inputs are from inactive markets or for transactions which the company evaluates as “distressed”, the use of Level 1 inputs should be modified by the company to properly address these factors, or the reliance of such inputs may be limited, with a greater weight attributed to Level 3 inputs. Except as discussed in Note 1, we do not value any other non-financial assets at fair value.
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	March 31, 2015		December 31, 2014
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes due 2018	$175,000	$177,625	$175,000	$175,000
7.15% senior notes	$300,000	$322,500	$300,000	$322,500
7.00% senior notes	$300,000	$320,250	$300,000	$318,000
1.875% convertible senior notes	$126,500	$134,564	$126,500	$124,444
Due to the short-term nature of other financial assets and liabilities including our Other Borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic weighted average number of shares outstanding	39,390	38,687
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176
Stock options and unvested restricted stock	382	445
Diluted average shares outstanding	41,948	41,308
Net earnings as reported	$16,400	$25,377
Interest attributable to convertible senior notes, net of income taxes	385	379
Net earnings for diluted earnings per share	$16,785	$25,756
Basic earnings per share	$0.42	$0.66
Diluted earnings per share (1)	$0.40	$0.62
Antidilutive stock options not included in the calculation of diluted earnings per share	7	—

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

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
Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The acquisitions of Phillips Builders and Legendary Communities were recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for the acquisitions were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price over the fair value of the net assets was recorded as goodwill, which is included in our consolidated balance sheet in Prepaids, other assets and goodwill.
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2014	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at March 31, 2015	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in shareholders’ equity is presented below (dollars in thousands):

	Three Months Ended March 31, 2015
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2014	39,147	$391	$538,788	$570,310	$1,109,489
Net earnings	—	—	—	16,400	16,400
Exercise/vesting of equity awards	470	5	2,829	—	2,834
Excess income tax benefit from stock-based awards	—	—	1,935	—	1,935
Equity award compensation expense	—	—	4,630	—	4,630
Balance at March 31, 2015	39,617	$396	$548,182	$586,710	$1,135,288

	Three Months Ended March 31, 2014
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2013	36,244	$362	$412,961	$428,069	$841,392
Net earnings	—	—	—	25,377	25,377
Exercise/vesting of equity awards	340	4	703	—	707
Excess income tax benefit from stock-based awards	—	—	2,275	—	2,275
Equity award compensation expense	—	—	2,411	—	2,411
Issuance of stock (1)	2,530	25	110,407	—	110,432
Balance at March 31, 2014	39,114	$391	$528,757	$453,446	$982,594

(1) In January 2014, we issued 2,530,000 shares of common stock in a secondary public offering, par value $0.01 per share, at a price of $45.75 per share.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and was amended and restated effective May 2014. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 10,050,000 shares of common stock, of which 1,046,688 shares remain available for grant at March 31, 2015. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period, with a three-year cliff vesting for non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

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

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense	$4,630	$2,411
Non-vested shares granted	388,787	355,283
Performance-based non-vested shares granted	66,187	52,083
Stock options exercised	143,440	40,245
Restricted stock awards vested (includes performance-based awards)	326,070	300,170
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	March 31, 2015	December 31, 2014
Unrecognized stock-based compensation cost	$31,410	$20,577
Weighted average years expense recognition period	2.91	2.11
Total equity awards outstanding (1)	1,203,218	1,255,714

(1)     Includes options outstanding and unvested restricted stock and performance-based awards and restricted stock units.

In 2013, we began to offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferral opportunities above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2015 or 2014.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Federal	$8,093	$12,882
State, net of federal benefit	804	1,499
Total	$8,897	$14,381

The effective tax rate for the three months ended March 31, 2015 was 35.2% versus 36.2% in 2014.

At March 31, 2015 and December 31, 2014, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
In accordance with ASC 740-10, Income Taxes ("ASC 740"), we determine our deferred tax assets and liabilities by taxing jurisdiction. We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at March 31, 2015.
At March 31, 2015, we had no remaining federal NOL carryforward or federal tax credits. At March 31, 2015, we had tax benefits for state NOL carryforwards of $4.6 million, unchanged from December 31, 2014, that begin to expire in 2015 depending on the state jurisdiction.
At March 31, 2015, we have income taxes payable of $4.9 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments. This amount is recorded in Accrued liabilities in the accompanying balance sheet at March 31, 2015.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2010. We have one state income tax examination pending resolution at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of March 31, 2015 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash paid during the period for:
Interest, net of interest capitalized	$(5,995)	$4,081
Income taxes	$8,710	$17,190
Non-cash operating activities:
Real estate not owned decrease	$(4,999)	$(241)
Real estate acquired through notes payable	$6,701	$116

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
West:       Arizona, California and Colorado
Central:  Texas
East:       Florida, Georgia, North Carolina, South Carolina and Tennessee
Management’s evaluation of segment performance is based on segment operating income, which we define as homebuilding and land revenues less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.
The following segment information is in thousands:

	Three Months Ended March 31,
	2015	2014
Homebuilding revenue (1):
West	$206,878	$192,681
Central	154,026	119,715
East	157,808	95,949
Consolidated total	518,712	408,345
Homebuilding segment operating income:
West	14,197	24,810
Central	14,105	9,469
East	5,619	10,664
Total homebuilding segment operating income	33,921	44,943
Financial services segment profit	3,780	3,025
Corporate and unallocated costs (2)	(9,542)	(5,976)
Loss from unconsolidated entities, net	(123)	(169)
Interest expense	(3,154)	(2,713)
Other income/(loss), net	415	648
Net earnings before income taxes	$25,297	$39,758

(1)	Homebuilding revenue includes the following land closing revenue, by segment as outlined in the table below.

	Three Months Ended March 31,
	2015	2014
Land closing revenue:
West	$—	$1,050
Central	1,439	1,516
East	—	—
Total	$1,439	$2,566

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At March 31, 2015
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$30,680	$31,706		$29,536		$—	$—		$91,922
Real estate	972,589	467,929		502,537		—	—		1,943,055
Investments in unconsolidated entities	205	8,541		—		—	1,525		10,271
Other assets	49,177	69,472	(1)	70,089	(2)	2,164	130,308	(3)	321,210
Total assets	$1,052,651	$577,648		$602,162		$2,164	$131,833		$2,366,458

	At December 31, 2014
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$34,622	$31,317		$29,050		$—	$—		$94,989
Real estate	943,600	446,208		487,874		—	—		1,877,682
Investments in unconsolidated entities	204	8,561		—		—	2,015		10,780
Other assets	48,120	80,689	(1)	70,036	(2)	958	132,884	(3)	332,687
Total assets	$1,026,546	$566,775		$586,960		$958	$134,899		$2,316,138

(1)	Balance consists primarily of development reimbursements from local municipalities and cash.

(2)	Balance consists primarily of goodwill (see Note 9) and cash.

(3)	Balance consists primarily of cash and securities and our deferred tax asset.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. As of March 31, 2015, we have reserved approximately $15.1 million related to non-warranty related litigation and asserted claims. In addition, our $21.8 million warranty reserve includes accruals for all warranty and construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those warranty and construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
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
In March 2012, Inspirada Builders, LLC, (an entity owned by the above named four co-venturers) as Estate Representative of bankrupt South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There were two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for not paying the amounts Meritage fully tendered but South Edge (at the direction of, or as a result of acts or of the failure to perform by, the above named co-venture members) rejected in 2008. The second demand was for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (which is the new owner of the project and which is owned by the four builders identified above) having purchased it through bankruptcy proceedings. The second demand was dismissed on June 27, 2013. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, and we have asserted cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. The balance of the parties' arbitration claims are currently pending but pursuant to a stipulation of the parties have been stayed pending resolution of our pending appeal of the Court's rulings in favor of JP Morgan in the federal court action. We do not believe there is any additional exposure to us related to this arbitration claim beyond that already disclosed and discussed above.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; the benefits of our land acquisition strategy and structures, including the use and the benefits of land banking and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt or guarantee agreements; expectations regarding our industry and our business for the remainder of 2015 and beyond, that we anticipate growth in new communities in 2015; the impact on gross margins of purchase price adjustments relating to the Legendary acquisition; demographic and other trends related to the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings (including the joint venture litigation relating to the South Edge/Inspirada joint venture) we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit, revenues, net earnings, backlog, number, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; the impact of new accounting standards and changes in accounting estimates; our perceptions about the importance of joint ventures to our business; and the impact of seasonality and changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; fluctuations in the availability and cost of labor; changes in tax laws that adversely impact our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; weakness in the homebuilding market resulting from an unexpected setback in the current economic recovery due to lower oil prices and other factors; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slower order absorption rates; potential write-downs or write-offs of assets; changes in tax laws; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of option deposits; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our potential exposure to natural disasters; competition; construction defect and home warranty claims; adverse legal rulings; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; changes in or our failure to comply with laws and regulations; limitations of geographic diversification; fluctuations in quarterly operating results; our financial leverage and level of indebtedness and our ability to take certain actions because of restrictions contained in the indentures for our senior notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of future acquisitions; our compliance with government regulations and the effect of legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our "Green" technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2014 under the caption “Risk Factors,” which can be found on our website.
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
During the first three months of 2015, the spring selling season kicked off to a strong and early start as we experienced an increasing demand for new homes, indicative of homebuyers' confidence in this generally positive economic environment. Within this environment, we have been successful in capitalizing on that demand by offering more communities in preferred locations for our homebuyers, including expansion into new and growing markets. We are especially pleased to report increased orders and orders pace in the Phoenix market during the first three months of 2015, which had lackluster results in the prior year, as well as reporting a consistent year-over-year orders pace in the Houston market despite the concern presented by lower oil prices. We remain committed to our plan of strategically positioning ourselves in many of the top housing markets in the country and continue to actively source land in well-located communities within those locations.
Summary Company Results
Total home closing revenue was $517.3 million for the three months ended March 31, 2015, increasing 27.5% from $405.8 million for the same period in 2014. The strong revenue growth helped partially offset lower margins and increased overhead expenses, generating net income of $16.4 million compared to $25.4 million in 2014. The lower net income is partially due to higher land costs as well as less home price appreciation on closings versus the prior year. In addition, the increased percentage of closings from our East Region in 2015 versus prior year impacted our margin and net income. The faster relative growth of the lower margin East Region has grown its contribution to our consolidated results, while the historically higher margin West Region has grown at a slower rate, decreasing its contribution as compared to the prior year. Our East Region is primarily comprised of newly-acquired or start up divisions that have not yet achieved the benefits of reaching full operating scale and overhead leverage, generally earning lower margins compared to an established division.
We experienced year-over-year growth in closings, orders and backlog, in both units and value. Nearly all of the markets we operate in individually reported gains in these areas as well. As a result of our operating successes, we ended the first quarter of 2015 with 2,758 homes in backlog, valued at $1.1 billion, 21.6% and 33.0% increases over March 31, 2014, respectively. Increased community count in desirable locations that generated 8.6 orders per average community versus 8.1 in 2014 combined with higher average sales prices are largely responsible for the increases in ending backlog. Our average sales price for homes in backlog increased 9.4% to $403,200 at March 31, 2015 from $368,400 at March 31, 2014, primarily due to overall strong market conditions as well our growth in markets that generally demand higher prices, such as Florida, California and Colorado. Company-wide unit increases year-over-year are largely attributable to our market expansion as a result of our recent acquisitions in Georgia and South Carolina, where we have no comparable prior year results. Our cancellation rate on sales orders as a percentage of gross sales in the first quarter of 2015 remains below historical levels at 11% as compared to 13% for the first quarter of 2014, reflecting a high quality backlog and increased consumer confidence in the homebuilding market.
Company Positioning

We remain focused on our main goals of growing our orders, revenue and profit and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Expanding market share in our smaller markets

•	Fully integrating newly acquired divisions into our operating model;

•	Generating additional revenue and improving overhead operating leverage in all of our markets;

•	Generating additional working capital and maintaining adequate liquidity;

•	Continuing to actively acquire and develop lots in key markets in order to maintain and grow our lot supply and active community count;

•	Increasing orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Managing cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Continuing to innovate and promote the Meritage Green energy efficiency program;

•	Adapting sales and marketing efforts to increase traffic and compete with both resale and new homes;

•	Actively monitoring our sales, construction and closing processes through customer satisfaction survey scores;

•	Promoting a positive environment for our employees in order to minimize turnover and retain our employees.

We believe that our investments in new communities in strategic locations, new markets and industry leading energy efficient product offerings create a differentiated strategy that has aided us in our growth. During the first three months of 2015, we opened 16 new communities while also closing out 16 communities, ending the quarter flat from year end with 229 active communities but up from 189 at March 31, 2014. The year-over-year growth in active communities is largely the result of our acquisition of Legendary Communities. We anticipate growth in the number of new communities coming on line as we move forward throughout 2015.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2015 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2014 Annual Report on Form 10-K.

Home Closing Revenue, Home Orders and Order Backlog
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

	Three Months Ended March 31,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$517,273	$405,779	$111,494	27.5%
Homes closed	1,335	1,109	226	20.4%
Average sales price	$387.5	$365.9	$21.6	5.9%
West Region
Arizona
Dollars	$62,601	$71,782	$(9,181)	(12.8)%
Homes closed	186	211	(25)	(11.8)%
Average sales price	$336.6	$340.2	$(3.6)	(1.1)%
California
Dollars	$86,423	$79,927	$6,496	8.1%
Homes closed	153	165	(12)	(7.3)%
Average sales price	$564.9	$484.4	$80.5	16.6%
Colorado
Dollars	$57,854	$39,922	$17,932	44.9%
Homes closed	128	89	39	43.8%
Average sales price	$452.0	$448.6	$3.4	0.8%
West Region Totals
Dollars	$206,878	$191,631	$15,247	8.0%
Homes closed	467	465	2	0.4%
Average sales price	$443.0	$412.1	$30.9	7.5%
Central Region - Texas
Central Region Totals
Dollars	$152,587	$118,199	$34,388	29.1%
Homes closed	440	403	37	9.2%
Average sales price	$346.8	$293.3	$53.5	18.2%
East Region
Florida
Dollars	$72,831	$67,098	$5,733	8.5%
Homes closed	177	163	14	8.6%
Average sales price	$411.5	$411.6	$(0.1)	0.0%
Georgia
Dollars	$15,458	N/A	N/M	N/M
Homes closed	52	N/A	N/M	N/M
Average sales price	$297.3	N/A	N/M	N/M
North Carolina
Dollars	$34,975	$22,579	$12,396	54.9%
Homes closed	89	55	34	61.8%
Average sales price	$393.0	$410.5	$(17.5)	(4.3)%
South Carolina
Dollars	$24,560	N/A	N/M	N/M
Homes closed	76	N/A	N/M	N/M
Average sales price	$323.2	N/A	N/M	N/M
Tennessee
Dollars	$9,984	$6,272	$3,712	59.2%
Homes closed	34	23	11	47.8%
Average sales price	$293.6	$272.7	$20.9	7.7%
East Region Totals
Dollars	$157,808	$95,949	$61,859	64.5%
Homes closed	428	241	187	77.6%
Average sales price	$368.7	$398.1	$(29.4)	(7.4)%
N/A – Not Applicable        N/M - Not Meaningful

	Three Months Ended March 31,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Orders (1)
Total
Dollars	$782,812	$555,040	$227,772	41.0%
Homes ordered	1,979	1,525	454	29.8%
Average sales price	$395.6	$364.0	$31.6	8.7%
West Region
Arizona
Dollars	$90,591	$75,647	$14,944	19.8%
Homes ordered	288	228	60	26.3%
Average sales price	$314.6	$331.8	$(17.2)	(5.2)%
California
Dollars	$178,097	$120,052	$58,045	48.3%
Homes ordered	310	237	73	30.8%
Average sales price	$574.5	$506.5	$68.0	13.4%
Colorado
Dollars	$85,407	$54,758	$30,649	56.0%
Homes ordered	189	124	65	52.4%
Average sales price	$451.9	$441.6	$10.3	2.3%
West Region Totals
Dollars	$354,095	$250,457	$103,638	41.4%
Homes ordered	787	589	198	33.6%
Average sales price	$449.9	$425.2	$24.7	5.8%
Central Region - Texas
Central Region Totals
Dollars	$185,132	$192,231	$(7,099)	(3.7)%
Homes ordered	557	634	(77)	(12.1)%
Average sales price	$332.4	$303.2	$29.2	9.6%
East Region
Florida
Dollars	$108,857	$64,616	$44,241	68.5%
Homes ordered	248	173	75	43.4%
Average sales price	$438.9	$373.5	$65.4	17.5%
Georgia
Dollars	$24,218	N/A	N/M	N/M
Homes ordered	77	N/A	N/M	N/M
Average sales price	$314.5	N/A	N/M	N/M
North Carolina
Dollars	$61,625	$34,019	$27,606	81.1%
Homes ordered	148	81	67	82.7%
Average sales price	$416.4	$420.0	$(3.6)	(0.9)%
South Carolina
Dollars	$29,528	N/A	N/M	N/M
Homes ordered	96	N/A	N/M	N/M
Average sales price	$307.6	N/A	N/M	N/M
Tennessee
Dollars	$19,357	$13,717	$5,640	41.1%
Homes ordered	66	48	18	37.5%
Average sales price	$293.3	$285.8	$7.5	2.6%
East Region Totals
Dollars	$243,585	$112,352	$131,233	116.8%
Homes ordered	635	302	333	110.3%
Average sales price	$383.6	$372.0	$11.6	3.1%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

N/A – Not Applicable        N/M - Not Meaningful

	Three Months Ended March 31,
	2015		2014
	Beginning	Ending	Beginning	Ending
Active Communities
Total	229	229	188	189
West Region
Arizona	41	44	40	41
California	24	21	22	17
Colorado	17	16	14	13
West Region Totals	82	81	76	71
Central Region - Texas
Central Region Totals	59	61	70	77
East Region
Florida	29	26	20	17
Georgia	13	13	N/A	N/A
North Carolina	21	23	17	18
South Carolina	20	20	N/A	N/A
Tennessee	5	5	5	6
East Region Totals	88	87	42	41

	Three Months Ended March 31,
	2015	2014
Average Active Communities
Total	229.0	188.5
West Region
Arizona	42.5	40.5
California	22.5	19.5
Colorado	16.5	13.5
West Region Totals	81.5	73.5
Central Region - Texas
Central Region Totals	60.0	73.5
East Region
Florida	27.5	18.5
Georgia	13.0	N/A
North Carolina	22.0	17.5
South Carolina	20.0	N/A
Tennessee	5.0	5.5
East Region Totals	87.5	41.5

	Three Months Ended March 31,
	2015	2014
Cancellation Rates (1)
Total	11%	13%
West Region
Arizona	7%	13%
California	7%	15%
Colorado	8%	13%
West Region Totals	7%	14%
Central Region - Texas
Central Region Totals	16%	14%
East Region
Florida	17%	10%
Georgia	8%	N/A
North Carolina	9%	10%
South Carolina	5%	N/A
Tennessee	4%	2%
East Region Totals	11%	9%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

N/A – Not Applicable

	At March 31,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,111,991	$835,933	$276,058	33.0%
Homes in backlog	2,758	2,269	489	21.6%
Average sales price	$403.2	$368.4	$34.8	9.4%
West Region
Arizona
Dollars	$94,208	$101,104	$(6,896)	(6.8)%
Homes in backlog	294	295	(1)	(0.3)%
Average sales price	$320.4	$342.7	$(22.3)	(6.5)%
California
Dollars	$215,637	$147,588	$68,049	46.1%
Homes in backlog	369	297	72	24.2%
Average sales price	$584.4	$496.9	$87.5	17.6%
Colorado
Dollars	$149,186	$107,220	$41,966	39.1%
Homes in backlog	329	237	92	38.8%
Average sales price	$453.5	$452.4	$1.1	0.2%
West Region Totals
Dollars	$459,031	$355,912	$103,119	29.0%
Homes in backlog	992	829	163	19.7%
Average sales price	$462.7	$429.3	$33.4	7.8%
Central Region - Texas
Central Region Totals
Dollars	$341,586	$319,687	$21,899	6.9%
Homes in backlog	975	1,023	(48)	(4.7)%
Average sales price	$350.3	$312.5	$37.8	12.1%
East Region
Florida
Dollars	$138,596	$86,790	$51,806	59.7%
Homes in backlog	308	218	90	41.3%
Average sales price	$450.0	$398.1	$51.9	13.0%
Georgia
Dollars	$25,344	N/A	N/M	N/M
Homes in backlog	78	N/A	N/M	N/M
Average sales price	$324.9	N/A	N/M	N/M
North Carolina
Dollars	$94,818	$54,658	$40,160	73.5%
Homes in backlog	244	134	110	82.1%
Average sales price	$388.6	$407.9	$(19.3)	(4.7)%
South Carolina
Dollars	$31,088	N/A	N/M	N/M
Homes in backlog	90	N/A	N/M	N/M
Average sales price	$345.4	N/A	N/M	N/M
Tennessee
Dollars	$21,528	$18,886	$2,642	14.0%
Homes in backlog	71	65	6	9.2%
Average sales price	$303.2	$290.6	$12.6	4.3%
East Region Totals
Dollars	$311,374	$160,334	$151,040	94.2%
Homes in backlog	791	417	374	89.7%
Average sales price	$393.6	$384.5	$9.1	2.4%
(1)    Our backlog represents net sales that have not closed.
N/A – Not Applicable        N/M - Not Meaningful

Operating Results
Companywide. Home closings revenue for the three months ended March 31, 2015 increased 27.5% to $517.3 million when compared to the prior year, driven by a 20.4% or 226-unit increase in units closed combined with a $21,600 increase in average sales price. Home orders grew by 41.0% to $782.8 million on 1,979 units in the first quarter of 2015 as compared to $555.0 million on 1,525 units in 2014. The improved value on orders was primarily the result of the 29.8% higher units, further boosted by a $31,600 or 8.7% increase in average sales prices. Buyer confidence and a positive economic environment helped improve home closings and orders as well as maintain a low cancellation rate of 11.0% in the first quarter of 2015 as compared to 13.0% in 2014, aiding our 489-unit, or 21.6%, increase in our quarter-end backlog. The gains in backlog are a direct result of the orders success experienced in the first quarter of 2015. Growth in new markets from the Legendary Communities acquisition and the continuing growth in Tennessee also helped year-over-year results. Our average active community count increased 21.5%, ending the first quarter with 229 communities as compared to 189 at March 31, 2014, largely driven by the new communities in Georgia and South Carolina from the acquisition of Legendary Communities.
West. During the three months ended March 31, 2015, home closings in our West Region were flat with 467 units as compared to 465 in 2014, although an increase in average sales prices of $30,900 or 7.5% drove home closing revenue up by 8.0% over the prior year to $206.9 million. Orders in the West Region improved significantly year over year, growing by 33.6% to report 787 unit orders valued at $354.1 million versus 589 orders at $250.5 million prior year. These results led to ending backlog value in the Region of $459.0 million on 992 units as compared to $355.9 million on 829 units in the prior year, 29.0% and 19.7% improvements, respectively.

Improved buyer demand, superior community locations and a higher number of communities open for sales largely drove the increased orders in 2015 over 2014. In addition, we experienced improved orders per average active community in the Region, growing 21.3% to 9.7 for the quarter ended March 31, 2015 as compared to 8.0 in the prior year. All markets within the Region reported higher absorptions, showing the growing confidence of buyers in these markets. California continues to lead the West Region and the Company with 13.8 orders per average community, while also increasing their number of communities to 21 at March 31, 2015 compared to 17 at March 31, 2014. We strategically increased our active community count in California in the last half of 2014 in order to capitalize on the strong demand that market continues to exhibit. The year-over-year improvements in Arizona orders in the first quarter of 2015 represent a stabilization of this market, as 2014 reflected softness in local markets which impacted demand. Colorado produced significant year-over-year gains in closings, orders and backlog. Colorado's improved orders year over year generated $30.6 million in additional order value on 65 additional units over the prior year. Colorado also generates some of our highest average sales prices in the Company, second only to California and benefited from increases in average sales prices on orders during 2015 of $10,300 or 2.3%. Colorado has steadily increased its contribution to overall results in the Region which is reflected in the overall average sales price growth the Region continues to experience.
Central. The Central Region, made up of our Texas markets, closed 440 units totaling $152.6 million in home closing revenue, 9.2% and 29.1% increases over 2014, respectively. Texas experienced a 12.1% decrease in orders to 557 units as compared to 634 units for the same period a year ago which is fully attributable to the 18.4% decrease in average actively selling communities. The decrease in orders was partially offset by the $29,200 or 9.6% increase in average sales price. These results translated to a 4.7% lower number of backlog units at March 31, 2015, with 975 units valued at $341.6 million. Demand in Texas is still strong as evidenced by the 8.1% improvement in orders per average community year over year, with the first quarter of 2015 reporting 9.3 orders per community, exceeding our company average. In spite of the fears that lower oil prices brought, demand in our Houston market held steady, reporting an orders pace for the first quarter of 2015 of 8.9, relatively flat with the 9.0 from the first quarter of 2014.
East. Our East Region generated 428 closings with $157.8 million of home closing revenue in the first quarter of 2015, 77.6% and 64.5% increases, respectively, from the same period in 2014. The Region also reported higher results in orders year over year generating $131.2 million of additional order dollars, due to a 110.3% increase in units, coupled with a $11,600 or 3.1% increase in average sales prices from 2014. The volume increases are largely credited to the 111.0% increase in the average number of actively selling communities as a result of the new markets we have entered in this Region over the past 18 months. The Region ended the first quarter with 87 actively selling communities as compared to 41 in 2014 and ended the quarter with a 374-unit and $151.0 million increase in ending backlog, 89.7% and 94.27% gains, respectively.

The Florida market continues to be the largest contributor to the Region's results reporting $72.8 million in closing revenue on 177 units, increases of 8.5% and 8.6%, respectively. Additionally, Florida generated a 68.5% increase in order value year over year, with $108.9 million in new orders on 248 units. The Florida order growth is primarily attributable to the 48.6% increase in actively selling communities year-over-year, jumping to 26 communities at March 31, 2015 from 17 communities at March 31, 2014. Operations in North Carolina contributed 89 units or $35.0 million in closings and 148 units, or $61.6 million in order volume from 22 average actively-selling communities in the first quarter of 2015. Tennessee reported improvements in closings, orders and backlog compared to prior year, ending the first quarter of 2015 with 34 closing units and $10.0 million in associated revenue. Tennessee also contributed 66 orders valued at $19.4 million, and ending backlog of 71 units valued at $21.5 million as of March 31, 2015. Our newest markets from the Legendary Communities acquisition in Georgia and South Carolina have no prior year results and contributed 52 and 76 closings valued at $15.5 million and $24.6 million, respectively. Georgia and South Carolina also provided 77 and 96 orders, respectively, resulting in ending backlog of 78 units valued at $25.3 million in Georgia and 90 units valued at $31.1 million in South Carolina for the quarter ended March 31, 2015.

The expansion in this Region highlights our commitment of increasing our market diversification through entering highly sought-after markets with strong buyer demand.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $1.4 million, and $2.6 million for the three months ending March 31, 2015 and 2014, respectively. A modest profit of $0.2 million was recognized on the 2015 sales. The loss of $1.0 million on land sales in 2014 is the result of write-downs taken in association with the marketing of the remaining assets we had for sale in the Las Vegas area, a market we exited in 2011.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2015		2014
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$95,487	18.5%	$92,599	22.8%

West	$37,644	18.2%	$47,261	24.7%

Central	$31,630	20.7%	$24,572	20.8%

East	$26,213	16.6%	$20,766	21.6%

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

Companywide. Home closing gross margin decreased to 18.5% for the quarter ended March 31, 2015 as compared to 22.8% for the quarter ended March 31, 2014. The increases in home closing volume and revenue generated $2.9 million in additional gross profit for the quarter ended March 31, 2015 as compared to prior year, ending the first quarter of 2015 with $95.5 million in total gross profit. The 430 basis point year-over-year decline in gross margin is due to rising land costs throughout the country, less home price appreciation, and a 40 basis-point decline due to the impact of acquisition accounting adjustments related to closings from Legendary Communities. Softer market conditions in Arizona during 2014 translated to lower margins on closings in the first quarter of 2015, also contributing to the gross margin decline year-over-year. In addition, first quarter 2015 margins reflect the increase in the percentage of closings our East Region delivered, combined with a decrease in the percentage of closings from the West Region versus prior year. The lower margins generated in the East Region is primarily caused by it being comprised mainly of new and/or smaller divisions, which are not yet scaled and operating with the same efficiencies as a typical established and larger division.
West. Our West Region had home closing gross margin of 18.2% for the first quarter of 2015 compared to 24.7% in 2014. The decline year over year is partially the result of the rapid price appreciation in late 2013, particularly in Arizona and California, which drove 2014 gross margins to temporarily-elevated and unsustainably high levels. Increasing land costs throughout the Region, a temporary shift in closings to lower margin communities and notable market softness in Arizona throughout 2014, also led to margin erosion in this Region. A large percentage of our Arizona closings in the first quarter of

2015 were from orders received in latter 2014 when soft local market conditions led to lower average sales prices and therefore lower gross margins. While demand in Arizona has picked up, the impact of land price increases in the West Region will remain as demand for superior land positions has driven up lot prices.
Central. The Central Region reported flat home closing gross margin year over year, with 20.7% in 2015 versus 20.8% in 2014. An increase in the number of closing units and revenue generated a $7.1 million increase in gross profit in the first three months of 2015, a 28.7% improvement over the prior year. This Region historically provides the least volatile results in gross margin in steady economic environments. We believe our consistent approach to providing desirable homes in sought after community locations contributes to the steady results of the Central Region.
East. The East Region reported decreased gross margins in the first quarter of 2015 of 16.6% versus 21.6% in 2014. Gross margin in this Region bears the impact of the 130-basis point decline related to acquisition accounting adjustments from Legendary Communities. We anticipate these accounting adjustments to continue to place downward pressure on gross margins in our year-over-year comparisons in the first half of 2015, dissipating in the second half of the year. In addition to the Legendary Communities operations, the East Region operates in several newer and smaller markets which generate lower overhead leverage. As we establish ourselves with a solid land pipeline and grow our market share within the respective markets, we expect to improve our operating leverage and gross margin.
Financial services profit (in thousands)

	Three Months Ended March 31,
	2015	2014
Financial services profit	$3,780	$3,025
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from mortgage and title joint ventures. The increase in financial services profit year over year is primarily the result of the increase in home closings.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended March 31,
	2015	2014
Commissions and Other Sales Costs
Dollars	$41,612	$30,934
Percent of home closing revenue	8.0%	7.6%
General and Administrative Expenses
Dollars	$29,650	$21,671
Percent of total closing revenue	5.7%	5.3%
Loss from Other Unconsolidated Entities, Net
Dollars	$123	$169
Interest Expense
Dollars	$3,154	$2,713
Other Income, Net
Dollars	$(415)	$(648)
Provision for Income Taxes
Dollars	$8,897	$14,381
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $10.7 million for the three months ended March 31, 2015 versus March 31, 2014, to 8.0% of home closing revenue in 2015 compared to 7.6% in 2014. The dollar increase relates to increased commission expense attributable to higher closing units and revenue dollars. The slight increase as a percentage of home closing revenue reflects additional costs associated with new communities and re-branding efforts for acquired communities as well as minor increases in rates for commissions paid.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses increased to $29.7 million for the three months ended March 31, 2015 compared to $21.7 million in 2014. The increase in dollars incurred is partially due to increased compensation costs largely driven by accelerated stock-compensation expense of approximately $2.1 million as a result of retirement provision triggers being met for senior executive officers and non-employee directors. In addition, 2015 results include divisional overhead costs incurred in our newer markets in Atlanta and

Greenville, which had no comparable 2014 costs. As a result, general and administrative expenses increased by 40 basis points to 5.7% of total home closing revenue year over year. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels.
Loss from Unconsolidated Entities, Net. Loss from unconsolidated entities, net represents our portion of pre-tax (losses)/earnings from non-financial services joint ventures. Included in this amount is both the pass through of (losses)/earnings from the joint venture's most recently available financial statements as well as any accrued expected (losses)/earnings for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The first quarter 2015 and 2014 losses of $0.1 million and $0.2 million, respectively, are consistent year over year.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, convertible senior notes and our Credit Facility. During the three months ended March 31, 2015 and March 31, 2014, our non-capitalizable interest expense was $3.1 million and $2.7 million, respectively. The increase in expense year over year is a result of a lower percentage of assets under development that qualify for interest capitalization coupled with increased interest charges associated with amounts drawn on our Credit Facility during the first three months of 2015.
Other Income, Net. Other income, net primarily consists of (i) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, (ii) sub lease income, (iii) interest earned on our cash and cash equivalents, and (iv) payments and awards related to legal settlements. The year-over-year decline in Other income, net is reflective of a reduction in sublease income.
Income Taxes. The effective tax rate was 35.2% and 36.2% for the three months ended March 31, 2015 and 2014, respectively. Our tax rate has been favorably impacted in both years by the homebuilder manufacturing deduction.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the first three months of 2015 were the acquisition and development of new and strategic lot positions, operating expenses, home construction, and the payment of routine liabilities. We used funds generated by operations, our cash reserves and availability under our expanded Credit Facility to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating positive margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the three months ended March 31, 2015 and March 31, 2014, net cash used in operations totaled $38.2 million and $129.5 million, respectively. Results from operating cash flows in 2015 benefited from cash generated by the $16.4 million in net earnings, offset mainly by the $58.9 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction. The three months ended March 31, 2014 benefited from the cash generated by the $25.4 million in net earnings and a $15.8 million increase in accounts payable and accrued liabilities offset by the $132.5 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction.

Investing Cash Flow Activities

During the three months ended March 31, 2015, net cash used in investing activities totaled $4.6 million as compared to net cash provided by investing activities of $5.1 million for the same period in 2014. Cash used in investing activities in 2015 is mainly attributable to the purchases of property and equipment of $4.6 million. Net cash provided by investing activities in the first quarter of 2014 primarily related to the net impact of maturities and purchases of investments and securities of $47.5 million and $35.5 million, respectively. Additionally in 2014, investing cash flows were impacted by purchases of property and equipment of $7.0 million.

Financing Cash Flow Activities

During the three months ended March 31, 2015, net cash provided by financing activities totaled $28.8 million as compared to $111.3 million for the same period in 2014. The net cash provided by financing activities in 2015 is primarily the result of net proceeds received in connection with net cash drawn on our Credit Facility of $27.0 million. During 2014, the cash provided by financing activities was primarily due to the $110.4 in net proceeds received from the issuance of common stock.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using our cash on hand and draws under our Credit Facility to fund operations in newer markets. As demand for new homes improves and we continue to expand our business, we expect cash outlays for land purchases, land development and home construction will continue to exceed our cash generated by operations in the near term.

During the three months ended March 31, 2015, we closed 1,335 homes, purchased about 1,500 lots for $98.0 million, spent $50.6 million on land development, $5.3 million on lot option deposits, and started about 1,700 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended March 31, 2015 with $89.2 million of cash and cash equivalents, a $14.1 million decrease from December 31, 2014. As we have no debt maturities until 2018, we expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to pay down the balance on our Credit Facility, and to acquire and develop strategic and well-positioned lots to grow our business.

We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Notes 5 and 6 in the accompanying notes to the unaudited consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Notes payable and other borrowings	$965,750	$935,208
Stockholders’ equity	1,135,288	1,109,489
Total capital	$2,101,038	$2,044,697
Debt-to-capital (1)	46.0%	45.7%
Notes payable and other borrowings	$965,750	$935,208
Less: cash and cash equivalents	(89,245)	(103,333)
Net debt	876,505	831,875
Stockholders’ equity	1,135,288	1,109,489
Total net capital	$2,011,793	$1,941,364
Net debt-to-capital (2)	43.6%	42.9%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2015. Our actual financial covenant calculations as of March 31, 2015 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$738,562	$1,088,644
Leverage Ratio	<60%	43%
Interest Coverage Ratio (1)	>1.50	4.44
Minimum Liquidity (1)	>$59,400	$542,533
Investments other than defined permitted investments	<$326,593	$10,271

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 4, and 15 in the accompanying Notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy seasonally higher deliveries in the second half of the year. We expect this seasonal pattern to continue over the long term.
Recently Issued Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $175.0 million in principal of our 4.50% senior notes, $300.0 million in principal of our 7.15% senior notes, $300.0 million in principal of our 7.00% senior notes and $126.5 million in principal of our 1.875% convertible senior notes. Except in limited circumstances, or upon the occurrence of specific trigger events for our convertible notes, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes as they are based on LIBOR or PRIME (see Note 5 in the accompanying notes to consolidated financial statements included in this Form 10-Q). During the first quarter of 2015, we had maximum borrowings under the Credit facility of $100.0 million with an ending balance at March 31, 2015 of $27.0 million.
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

In March 2012, Inspirada Builders, LLC (an entity owned by the above named four co-venturers), as Estate Representative of bankrupt South Edge, LLC (the original joint venture), filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There were two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for not paying the amount Meritage fully tendered but South Edge (at the direction of, or as a result of acts of or the failure to perform by, the above-named co-venture members) rejected in 2008. The second demand was for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC, which is the new owner of the project, having purchased it through bankruptcy proceedings. The second demand was dismissed on June 27, 2013. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the pending repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability and we have asserted cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. The balance of the parties' arbitration claims are currently pending, but pursuant to a stipulation of the parties they have been stayed pending resolution of our pending appeal of the Court's rulings in favor of JP Morgan in the federal court action. We do not believe there is any additional exposure to us related to this arbitration claim beyond that already disclosed and discussed in this Legal Proceedings section.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended March 31, 2015.
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

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated November 24, 2014.

10.1	Phillippe Lord Employment Letter	Incorporated by reference to Exhibit 10.2 of Form 8-K dated April 1, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.0
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May 2015.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ LARRY W. SEAY
Larry W. Seay Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

3.2.1	Amendment to Amended and Restated Bylaws of Meritage Homes Corporation

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Phillippe Lord Employment Letter

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.