Form 10-Q
period 2015-06-30
Meritage Homes CORP
filed 2015-07-31
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Common shares outstanding as of July 29, 2015: 39,660,997

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$217,021	$103,333
Other receivables	64,659	56,763
Real estate	2,027,064	1,877,682
Real estate not owned	—	4,999
Deposits on real estate under option or contract	92,085	94,989
Investments in unconsolidated entities	10,303	10,780
Property and equipment, net	33,741	32,403
Deferred tax asset	65,651	64,137
Prepaids, other assets and goodwill	76,145	71,052
Total assets	$2,586,669	$2,316,138
Liabilities
Accounts payable	$103,145	$83,619
Accrued liabilities	137,602	154,144
Home sale deposits	38,728	29,379
Liabilities related to real estate not owned	—	4,299
Loans payable and other borrowings	34,654	30,722
Senior and convertible senior notes	1,104,202	904,486
Total liabilities	1,418,331	1,206,649
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,660,997 and 39,147,153 shares at June 30, 2015 and December 31, 2014, respectively	397	391
Additional paid-in capital	552,098	538,788
Retained earnings	615,843	570,310
Total stockholders’ equity	1,168,338	1,109,489
Total liabilities and stockholders’ equity	$2,586,669	$2,316,138
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Homebuilding:
Home closing revenue	$591,027	$502,800	$1,108,300	$908,579
Land closing revenue	6,774	2,804	8,213	5,370
Total closing revenue	597,801	505,604	1,116,513	913,949
Cost of home closings	(476,790)	(392,839)	(898,576)	(706,019)
Cost of land closings	(6,262)	(2,762)	(7,547)	(6,355)
Total cost of closings	(483,052)	(395,601)	(906,123)	(712,374)
Home closing gross profit	114,237	109,961	209,724	202,560
Land closing gross profit/(loss)	512	42	666	(985)
Total closing gross profit	114,749	110,003	210,390	201,575
Financial Services:
Revenue	2,741	2,451	5,276	4,350
Expense	(1,362)	(1,131)	(2,661)	(2,206)
Earnings from financial services unconsolidated entities and other, net	2,757	2,297	5,301	4,498
Financial services profit	4,136	3,617	7,916	6,642
Commissions and other sales costs	(45,167)	(36,105)	(86,779)	(67,039)
General and administrative expenses	(27,650)	(24,571)	(57,300)	(46,242)
Loss from other unconsolidated entities, net	(169)	(61)	(292)	(230)
Interest expense	(4,621)	(1,396)	(7,775)	(4,109)
Other income, net	136	3,749	551	4,397
Earnings before income taxes	41,414	55,236	66,711	94,994
Provision for income taxes	(12,281)	(20,157)	(21,178)	(34,538)
Net earnings	$29,133	$35,079	$45,533	$60,456
Earnings per common share:
Basic	$0.73	$0.90	$1.15	$1.55
Diluted	$0.70	$0.85	$1.10	$1.48
Weighted average number of shares:
Basic	39,648	39,118	39,520	38,904
Diluted	42,145	41,598	42,079	41,487
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$45,533	$60,456
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,729	5,182
Stock-based compensation	8,465	5,264
Excess income tax benefit from stock-based awards	(2,012)	(2,194)
Equity in earnings from unconsolidated entities	(5,009)	(4,268)
Distributions of earnings from unconsolidated entities	5,769	6,119
Other	424	3,955
Changes in assets and liabilities:
Increase in real estate	(144,450)	(229,805)
Decrease/(increase) in deposits on real estate under option or contract	3,604	(7,986)
Increase in receivables, prepaids and other assets	(10,346)	(15,121)
Increase in accounts payable and accrued liabilities	4,996	2,247
Increase in home sale deposits	9,349	5,537
Net cash used in operating activities	(76,948)	(170,614)
Cash flows from investing activities:
Investments in unconsolidated entities	(282)	(233)
Purchases of property and equipment	(7,829)	(11,864)
Proceeds from sales of property and equipment	62	146
Maturities of investments and securities	—	65,388
Payments to purchase investments and securities	—	(35,614)
Net cash (used in)/provided by investing activities	(8,049)	17,823
Cash flows from financing activities:
Proceeds from Credit Facility, net	—	—
Repayment of loans payable and other borrowings	(3,211)	(4,036)
Proceeds from issuance of senior notes	200,000	—
Debt issuance costs	(2,955)	—
Excess income tax benefit from stock-based awards	2,012	2,194
Proceeds from issuance of common stock, net	—	110,420
Proceeds from stock option exercises	2,839	707
Net cash provided by financing activities	198,685	109,285
Net increase/(decrease) in cash and cash equivalents	113,688	(43,506)
Cash and cash equivalents, beginning of period	103,333	274,136
Cash and cash equivalents, end of period	$217,021	$230,630
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we currently operate under the name of Phillips Builders, and in the Atlanta and Greenville markets where we currently operate under the Legendary Communities brand. We also offer luxury homes in some markets under the brand name of Monterey Homes. At June 30, 2015, we were actively selling homes in 240 communities, with base prices ranging from approximately $122,000 to $1,315,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made to prior year results to conform to current year presentation.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $57.5 million and $59.2 million are included in cash and cash equivalents at June 30, 2015 and December 31, 2014, respectively.

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

Deposits. Deposits paid related to land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $92.1 million and $95.0 million as of June 30, 2015 and December 31, 2014, respectively.

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
Surety Bonds and Letters of Credit. We provide letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. For some projects, surety bonds may be posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. Bonds are generally not released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon. The table below outlines our surety bond and letter of credit obligations (in thousands):

	At June 30, 2015		At December 31, 2014
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$87	$87	$87	$87
Sureties related to owned projects and lots under contract	241,805	93,313	230,079	93,667
Total Sureties	$241,892	$93,400	$230,166	$93,754
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$—	N/A	$1,200	N/A
LOCs for land development	13,091	N/A	13,789	N/A
LOCs for general corporate operations	4,500	N/A	4,500	N/A
Total LOCs	$17,591	N/A	$19,489	N/A
Accrued Liabilities. Accrued liabilities at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accruals related to real estate development and construction activities	$40,187	$34,975
Payroll and other benefits	29,592	44,107
Accrued taxes	4,637	11,096
Warranty reserves	21,993	22,080
Legal reserves	15,484	16,499
Other accruals	25,709	25,387
Total	$137,602	$154,144
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews, we increased our warranty reserve balance by $750,000 and $500,000 in the three and six months ended June 30, 2015 and 2014, respectively, which increased our cost of sales. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$21,839	$21,482	$22,080	$21,971
Additions to reserve from new home deliveries	2,996	2,759	5,624	5,035
Warranty claims	(3,592)	(3,859)	(6,461)	(6,624)
Adjustments to pre-existing reserves	750	500	750	500
Balance, end of period	$21,993	$20,882	$21,993	$20,882
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

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability, other than those related to a revolving debt arrangement, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for us for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. The adoption of ASU 2015-03 will result in a retrospective reclassification of our debt costs as described above, but we do not expect the resulting changes to be material.
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
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items ("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual and infrequently occurring. ASU 2015-01 is effective for us on January 1, 2016. A reporting entity may apply ASU 2015-01 prospectively or retrospectively to all periods presented in the financial statements. We do not anticipate the adoption of ASU 2015-01 will have a material effect on our consolidated financial statements.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the ASC, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for us on January 1, 2018. Early adoption is not permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Homes under contract under construction (1)	$506,004	$328,931
Unsold homes, completed and under construction (1)	251,067	302,288
Model homes (1)	120,981	109,614
Finished home sites and home sites under development (2)	1,149,012	1,136,849
	$2,027,064	$1,877,682

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capitalized interest, beginning of period	$56,843	$38,701	$54,060	$32,992
Interest incurred	16,526	14,382	31,808	28,638
Interest expensed	(4,621)	(1,396)	(7,775)	(4,109)
Interest amortized to cost of home and land closings	(9,878)	(7,332)	(19,223)	(13,166)
Capitalized interest, end of period (1)	$58,870	$44,355	$58,870	$44,355

(1)
Approximately $490,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities in our consolidated balance sheet as of June 30, 2015 and December 31, 2014.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
In the normal course of business, we enter into purchase and option agreements for land or lots. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and holdings and allow us to better leverage our balance sheet.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into a purchase or option agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all option and purchase agreements for land to determine whether they are a VIE. ASC 810, Consolidation, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned. The liabilities related to consolidated VIEs are generally excluded from our debt covenant calculations.
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

In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have contracted to complete development at a fixed cost deemed to be in line with current marking pricing on behalf of the land owner and any budget savings or shortfalls are borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.
The table below presents a summary of our lots under option at June 30, 2015 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	6,706	537,038	73,925
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,516	125,952	13,321
Purchase contracts not recorded on balance sheet —refundable deposits, committed	907	31,835	748
Total committed (on and off balance sheet)	10,129	694,825	87,994
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	5,576	281,864	4,091
Total lots under contract or option	15,705	$976,689	$92,085
Total purchase and option contracts not recorded on balance sheet (3)	15,705	$976,689	$92,085	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, if any, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item Deposits on real estate under option or contract as of June 30, 2015.
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
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of June 30, 2015, we had two active equity-method land ventures.
We have outstanding litigation reserves related to a minority ownership in one of our inactive joint ventures, the South Edge joint venture. There is pending litigation with the venture's lender group regarding our $13.2 million guarantee related to that venture and, separate pending arbitration proceedings regarding a dispute we have with certain members of the joint venture. See Note 15 regarding the outstanding litigation related to this joint venture and the corresponding reserves and charges we have recorded relating thereto.

As of June 30, 2015, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of June 30, 2015 and December 31, 2014 was $1.5 million and $2.0 million, respectively.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At June 30, 2015	At December 31, 2014
Assets:
Cash	$5,743	$6,471
Real estate	33,902	34,435
Other assets	3,947	2,990
Total assets	$43,592	$43,896
Liabilities and equity:
Accounts payable and other liabilities	$5,609	$5,994
Notes and mortgages payable	13,345	13,346
Equity of:
Meritage (1)	7,980	7,735
Other	16,658	16,821
Total liabilities and equity	$43,592	$43,896

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$8,413	$6,614	$15,154	$11,923
Costs and expenses	(4,213)	(3,112)	(7,408)	(5,865)
Net earnings of unconsolidated entities	$4,200	$3,502	$7,746	$6,058
Meritage’s share of pre-tax earnings (1) (2)	$2,588	$2,236	$5,009	$4,268

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

The joint venture assets and liabilities noted in the table above primarily represent the active land ventures, one mortgage venture and various inactive ventures. Our total investment in all of these joint ventures is $10.3 million and $10.8 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At June 30, 2015	At December 31, 2014
Other borrowings, real estate note payable (1)	$34,654	$30,722
$500 million unsecured revolving credit facility, maturing July 2019, with interest approximating LIBOR (approximately 0.19% at June 30, 2015) plus 1.75% or Prime (3.25% at June 30, 2015) plus 0.75%	—	—
Total	$34,654	$30,722

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 6%.
In July 2012, we entered into an unsecured revolving $125.0 million credit facility ("Credit Facility"). In 2014, we amended and restated the Credit Facility, increasing the capacity as of December 31, 2014 to $400.0 million, increasing the amount available for letters of credit to $200.0 million and extending the maturity date to June 2018. In the first quarter of 2015, we further increased the capacity to $500.0 million. In July 2015, the maturity date of the credit facility was extended to July 9, 2019 and the accordion feature was amended to permit the size of the facility to be increased by $100.0 million up to a maximum of $600.0 million. In addition to the extended maturity date, various terms including interest rates and commitment fees were reduced. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. During the second quarter of 2015, our maximum borrowings under the Credit Facility were $110.0 million, all of which was repaid as of June 30, 2015. As of June 30, 2015 we had outstanding letters of credit issued under the Credit Facility totaling $17.6 million, leaving $482.4 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES
Senior and convertible senior notes consist of the following (in thousands):

	At June 30, 2015	At December 31, 2014
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At June 30, 2015 and December 31, 2014 there was approximately $2,702 and $2,986 in net unamortized premium, respectively	302,702	302,986
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	—
1.875% convertible senior notes due 2032 (1)	126,500	126,500
Total	$1,104,202	$904,486

(1)	The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the issuance date of the Convertible Notes.

On June 2, 2015, we completed an offering of $200.0 million aggregate principal amount of Senior Notes due 2025 ("2025 Notes"). The 2025 Notes bear interest at 6.00% per annum, payable on June 1 and December 1 of each year, commencing on December 1, 2015.
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. Our convertible senior notes do not have any financial covenants.
The convertible senior notes are convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of convertible senior notes. This corresponds to an initial conversion price of $58.14 per share and represents a 47.5% conversion premium based on the closing price of our common stock on September 12, 2012.

Obligations to pay principal and interest on the senior and convertible notes are guaranteed by substantially all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor may be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are nonguarantor subsidiaries are, individually and in the aggregate, minor.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	June 30, 2015		December 31, 2014
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$178,500	$175,000	$175,000
7.15% senior notes	$300,000	$323,250	$300,000	$322,500
7.00% senior notes	$300,000	$320,250	$300,000	$318,000
6.00% senior notes	$200,000	$201,000	N/A	N/A
1.875% convertible senior notes	$126,500	$133,299	$126,500	$124,444
Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average number of shares outstanding	39,648	39,118	39,520	38,904
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176	2,176	2,176
Stock options and unvested restricted stock	321	304	383	407
Diluted average shares outstanding	42,145	41,598	42,079	41,487
Net earnings as reported	$29,133	$35,079	$45,533	$60,456
Interest attributable to convertible senior notes, net of income taxes	386	378	771	757
Net earnings for diluted earnings per share	$29,519	$35,457	$46,304	$61,213
Basic earnings per share	$0.73	$0.90	$1.15	$1.55
Diluted earnings per share (1)	$0.70	$0.85	$1.10	$1.48
Antidilutive stock options not included in the calculation of diluted earnings per share	14	254	7	20

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 9 — ACQUISITIONS AND GOODWILL
Legendary Communities. In August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets as well as increased our existing Charlotte, North Carolina presence through the acquisition of the homebuilding assets and operations of Legendary Communities. The purchase price was approximately $130.7 million in cash. The results of operations of Legendary Communities have been included in our financial statements since August 1, 2014, the effective date of the acquisition. As a result of the transaction, we recorded approximately $22.7 million of goodwill (all of which is tax deductible) which relates to expected synergies from establishing a market presence in Georgia and South Carolina, the experience and knowledge of the acquired workforce and the capital efficient operating structure of the business acquired. The remaining basis of the $108.0 million is almost entirely comprised of the fair value of the acquired inventory with limited other assets and liabilities.
Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions are recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions is allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is included in our consolidated balance sheet in Prepaids, other assets and goodwill.
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2014	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at June 30, 2015	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in shareholders’ equity is presented below (dollars in thousands):

	Six Months Ended June 30, 2015
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2014	39,147	$391	$538,788	$570,310	$1,109,489
Net earnings	—	—	—	45,533	45,533
Exercise/vesting of equity awards	514	6	2,833	—	2,839
Excess income tax benefit from stock-based awards	—	—	2,012	—	2,012
Equity award compensation expense	—	—	8,465	—	8,465
Balance at June 30, 2015	39,661	$397	$552,098	$615,843	$1,168,338

	Six Months Ended June 30, 2014
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2013	36,244	$362	$412,961	$428,069	$841,392
Net earnings	—	—	—	60,456	60,456
Exercise/vesting of equity awards	348	4	703	—	707
Excess income tax benefit from stock-based awards	—	—	2,194	—	2,194
Equity award compensation expense	—	—	5,264	—	5,264
Issuance of stock (1)	2,530	25	110,395	—	110,420
Other	—	$—	$(114)	$—	$(114)
Balance at June 30, 2014	39,122	$391	$531,403	$488,525	$1,020,319

(1)	In January 2014, we issued 2,530,000 shares of common stock in a secondary public offering, par value $0.01 per share, at a price of $45.75 per share.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and was amended and restated effective May 2014. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 10,050,000 shares of common stock, of which 1,076,123 shares remain available for grant at June 30, 2015. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period, with a three-year cliff vesting for non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense	3,835	$2,853	$8,465	$5,264
Non-vested shares granted	15,000	19,400	403,787	374,683
Performance-based non-vested shares granted	—	—	66,187	52,083
Stock options exercised	200	—	143,640	40,245
Restricted stock awards vested (includes performance-based awards)	44,134	7,220	370,204	307,390
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	June 30, 2015	December 31, 2014
Unrecognized stock-based compensation cost	$25,868	$20,577
Weighted average years expense recognition period	2.68	2.11
Total equity awards outstanding (1)	1,137,554	1,255,714

(1)	Includes options outstanding and unvested restricted stock and performance-based awards and restricted stock units.

In 2013, we began to offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferral opportunities above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three or six months ended June 30, 2015 or 2014.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Federal	$11,767	$17,976	$19,427	$30,858
State	514	2,181	1,751	3,680
Total	$12,281	$20,157	$21,178	$34,538

The effective tax rate for the three and six months ended June 30, 2015 was 29.7% and 31.7%, respectively, and for the three and six months ended June 30, 2014 was 36.5% and 36.4%, respectively. Our tax rate has been favorably impacted in both periods by the homebuilding manufacturing deduction and in 2015 there was a favorable impact from additional estimated federal energy tax credits related to prior tax years. The 2014 impact from such credits was fully recognized in the fourth quarter of 2014. In the second quarter of 2015, there was also a favorable impact from a state tax rate reduction in Texas due to a change in law.

At June 30, 2015 and December 31, 2014, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
In accordance with ASC 740-10, Income Taxes ("ASC 740"), we determine our deferred tax assets and liabilities by taxing jurisdiction. We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at June 30, 2015.
At June 30, 2015, we had no remaining federal NOL carryforward or federal tax credits. At June 30, 2015, we had tax benefits for state NOL carryforwards of $4.6 million, unchanged from December 31, 2014, that begin to expire in 2015 depending on the state jurisdiction.
At June 30, 2015, we have income taxes payable of $0.4 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities in the accompanying unaudited balance sheet at June 30, 2015.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2010. We have one state income tax examination pending resolution at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code §382. Based on our analysis performed as of June 30, 2015 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash paid during the period for:
Interest, net of interest capitalized	$4,061	$2,413
Income taxes	$27,227	$41,519
Non-cash operating activities:
Real estate not owned (decrease)/increase	$(4,999)	$4,710
Real estate acquired through notes payable	$7,143	$1,043

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
The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Homebuilding revenue (1):
West	$219,774	$231,965	$426,652	$424,646
Central	179,475	160,143	333,501	279,858
East	198,552	113,496	356,360	209,445
Consolidated total	$597,801	$505,604	$1,116,513	$913,949
Homebuilding segment operating income:
West	$15,256	$27,384	$29,453	$52,194
Central	21,053	18,720	35,158	28,189
East	15,959	10,580	21,578	21,244
Total homebuilding segment operating income	52,268	56,684	86,189	101,627
Financial services segment profit	4,136	3,617	7,916	6,642
Corporate and unallocated costs (2)	(10,336)	(7,357)	(19,878)	(13,333)
Loss from unconsolidated entities, net	(169)	(61)	(292)	(230)
Interest expense	(4,621)	(1,396)	(7,775)	(4,109)
Other income, net	136	3,749	551	4,397
Net earnings before income taxes	$41,414	$55,236	$66,711	$94,994

(1)	Homebuilding revenue includes the following land closing revenue, by segment as outlined in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Land closing revenue:
West	$—	$—	$—	$1,050
Central	5,078	581	6,517	2,097
East	1,696	2,223	1,696	2,223
Total	$6,774	$2,804	$8,213	$5,370

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At June 30, 2015
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$31,983	$33,510		$26,592		$—	$—		$92,085
Real estate	1,008,212	480,194		538,658		—	—		2,027,064
Investments in unconsolidated entities	204	8,552		—		—	1,547		10,303
Other assets	45,621	75,576	(1)	83,185	(2)	1,033	251,802	(3)	457,217
Total assets	$1,086,020	$597,832		$648,435		$1,033	$253,349		$2,586,669

	At December 31, 2014
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$34,622	$31,317		$29,050		$—	$—		$94,989
Real estate	943,600	446,208		487,874		—	—		1,877,682
Investments in unconsolidated entities	204	8,561		—		—	2,015		10,780
Other assets	48,120	80,689	(1)	70,036	(2)	958	132,884	(3)	332,687
Total assets	$1,026,546	$566,775		$586,960		$958	$134,899		$2,316,138

(1)	Balance consists primarily of development reimbursements from local municipalities, deposits and cash.

(2)	Balance consists primarily of goodwill (see Note 9) and cash.

(3)	Balance consists primarily of cash and securities and our deferred tax asset.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. As of June 30, 2015, we have reserved approximately $15.5 million related to non-warranty related litigation and asserted claims. In addition, our $22.0 million warranty reserve includes accruals for all warranty and construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those warranty and construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
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
    On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada, which is currently being prosecuted in the name of JP Morgan's agent, ISG Insolvency Group, Inc. regarding most of the same issues addressed in the Ohio litigation (Case No. 2: 11-CV-01364-PMP). The Ohio and the Nevada actions have been consolidated into a single action. On October 26, 2011, the Bankruptcy Court approved a Plan pursuant to which (i) the lenders have received all payments to which they are entitled, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders' repayment guarantee claim against Meritage.

On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for prejudgment interest that accrued between December 6, 2012 and the date of the judgment. We immediately appealed the Court's rulings, which is still currently pending and on July 17, 2013 we posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the judgment. Pursuant to a stipulation between the parties, the bond amount included the amount of the judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. On February 14, 2014, the Court awarded JP Morgan an additional $877,241 for pre-judgment attorneys' fees. Meritage has appealed this judgment as well, and per stipulation of the parties, has posted an amended bond in the total amount of $16,930,477 covering both judgments. We disagree with many of the conclusions and findings contained in the Court's order and have appealed the ruling, which appeal is currently pending. In addition, we believe that the four co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any such amounts.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; that closings may be delayed due to recent severe weather; the benefits of our land acquisition strategy and structures, including the use and the benefits of land banking and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure, including our exposure to joint ventures that are in default of their debt or guarantee agreements; expectations regarding our industry and our business for the remainder of 2015 and beyond; that we anticipate growth in new communities in 2015; the impact on gross margins of purchase price adjustments relating to the Legendary acquisition; demographic and other trends related to the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings we are involved in (including the joint venture litigation relating to the South Edge/Inspirada joint venture) and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit, revenues, net earnings, operating leverage, backlog, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; the impact of new accounting standards and changes in accounting estimates; our perceptions about the importance of joint ventures to our business; and the impact of seasonality and changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; fluctuations in the availability and cost of labor; changes in tax laws that adversely impact our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; weakness in the homebuilding market resulting from an unexpected setback in the current economic recovery due to lower oil prices and other factors; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slower order absorption rates; potential write-downs or write-offs of assets; changes in tax laws; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of option deposits; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our potential exposure to natural disasters or severe weather conditions; competition; construction defect and home warranty claims; adverse legal rulings; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; changes in or our failure to comply with laws and regulations; limitations of geographic diversification; fluctuations in quarterly operating results; our financial leverage and level of indebtedness and our ability to take certain actions because of restrictions contained in the indentures for our senior notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of future acquisitions; our compliance with government regulations and the effect of legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our "Green" technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2014 under the caption “Risk Factors,” which can be found on our website.
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
During the three months ended June 30, 2015, the new home market has continued to benefit from job growth, increasing consumer confidence and historically low interest rates. We have been successful over the past several quarters in capitalizing on this environment by broadening our position across many of the top housing markets in the country both through acquisitions and through organic expansion of our existing operations. We remain committed to our plan of strategically positioning ourselves and actively sourcing land in well-located communities within those top markets.
Summary Company Results
Total home closing revenue was $591.0 million and $1.1 billion for the three and six months ended June 30, 2015, respectively representing 17.5% and 22.0% increases over the respective prior year periods. This revenue growth helped partially offset lower margins and increased overhead expenses, generating net income of $29.1 million and $45.5 million for the three and six months ended June 30, 2015, respectively as compared to $35.1 million and $60.5 million for the same periods in 2014. While home closing revenues were boosted from more closing units and higher average sales prices, the lower net income for both the three and six months ended June 30, 2015 was partially due to higher land costs leading to lower gross margins on closings versus the prior year. In addition, as the East Region has increased its relative contribution to our consolidated results its lower margins are impacting our 2015 gross margins and net income to a greater degree as compared to the prior year periods. Our East Region is primarily comprised of newly-acquired or start up divisions that have not yet achieved the benefits of reaching full operating scale and overhead leverage, generally earning lower margins compared to our established divisions. Additionally, our West region has experienced a year-over-year decline for both the three and six months ended June 30, 2015 in gross margin largely due to rising land costs. The Region is also still feeling the impact of the 2014 slowdown in the Arizona market. That slow down led to a temporary reduction in demand and average sales prices, therefore temporarily reducing margins as we close the homes that were sold during that 2014 period.
We experienced consolidated year-over-year growth in closings, orders and backlog, in both units and value for both the three and six months ended June 30, 2015. The overall unit increases are largely attributable to our market expansion through our recent acquisitions in Georgia and South Carolina, where we have no comparable prior year results. We ended the second quarter of 2015 with 3,188 homes in backlog, valued at $1.3 billion, 25.1% and 36.3% increases over June 30, 2014, respectively. Increased community count that generated 8.5 orders per average community for the three months ended June 30, 2015, combined with higher average sales prices are largely responsible for the increases in ending backlog. Our average sales price for homes in backlog increased 8.9% to $406,800 at June 30, 2015 from $373,500 at June 30, 2014, primarily due to overall strong market conditions as well growth in markets that generally demand higher prices such as Florida, California and Colorado. Those three states experienced 60.0%, 28.1% and 23.1% average community count increases quarter over quarter, respectively. Our cancellation rate on sales orders as a percentage of gross sales in the second quarter of 2015 remains below historical levels at 11% as compared to 13% for the second quarter of 2014, reflecting a high quality backlog and increased consumer confidence in the homebuilding market.
Company Positioning

We remain focused on our main goals of growing our orders and gross margin while controlling overhead costs and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Expanding market share in our smaller markets;

•	Fully integrating newly acquired divisions into our operating model;

•	Generating additional revenue and improving overhead operating leverage in all of our markets;

•	Generating additional working capital and maintaining adequate liquidity;

•	Continuing to actively acquire and develop lots in key markets in order to maintain and grow our lot supply and active community count;

•	Increasing orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Managing cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Continuing to innovate and promote the Meritage Green energy efficiency program to drive sales;

•	Adapting sales and marketing efforts to increase traffic and compete with both resale and new homes;

•	Actively monitoring our sales, construction and closing processes through customer satisfaction survey scores; and

•	Promoting a positive environment for our employees in order to minimize turnover and retain our employees.

We believe that our investments in new communities in strategic locations and new markets and our industry leading energy efficient product offerings create a differentiated strategy that has aided us in our growth. During the first six months of 2015, we opened 27 new communities while closing out 16 communities, ending the quarter with 240 active communities, up from prior year end and the first quarter of 2015. In addition, we grew active community count year-over-year by 28.8%, largely the result of our acquisition of Legendary Communities. We anticipate continued growth in the number of new communities coming on line as we move forward throughout 2015.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. There have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2015 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2014 Annual Report on Form 10-K.

Home Closing Revenue, Home Orders and Order Backlog
The composition of our closings, home orders and backlog is constantly changing and is based on a changing mix of communities with various price points between periods as new projects open and existing projects wind down. Further, individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality and location of lots (e.g. cul-de-sac, view lots, greenbelt lots). These variations result in a lack of meaningful comparability between our home orders, closings and backlog due to the changing mix between periods. The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

	Three Months Ended June 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$591,027	$502,800	$88,227	17.5%
Homes closed	1,556	1,368	188	13.7%
Average sales price	$379.8	$367.5	$12.3	3.3%
West Region
Arizona
Dollars	$71,878	$84,606	$(12,728)	(15.0)%
Homes closed	229	252	(23)	(9.1)%
Average sales price	$313.9	$335.7	$(21.8)	(6.5)%
California
Dollars	$95,763	$95,067	$696	0.7%
Homes closed	176	185	(9)	(4.9)%
Average sales price	$544.1	$513.9	$30.2	5.9%
Colorado
Dollars	$52,133	$52,292	$(159)	(0.3)%
Homes closed	113	115	(2)	(1.7)%
Average sales price	$461.4	$454.7	$6.7	1.5%
West Region Totals
Dollars	$219,774	$231,965	$(12,191)	(5.3)%
Homes closed	518	552	(34)	(6.2)%
Average sales price	$424.3	$420.2	$4.1	1.0%
Central Region - Texas
Central Region Totals
Dollars	$174,397	$159,562	$14,835	9.3%
Homes closed	509	524	(15)	(2.9)%
Average sales price	$342.6	$304.5	$38.1	12.5%
East Region
Florida
Dollars	$91,491	$60,732	$30,759	50.6%
Homes closed	210	155	55	35.5%
Average sales price	$435.7	$391.8	$43.9	11.2%
Georgia
Dollars	$13,057	N/A	N/M	N/M
Homes closed	42	N/A	N/M	N/M
Average sales price	$310.9	N/A	N/M	N/M
North Carolina
Dollars	$50,214	$36,127	$14,087	39.0%
Homes closed	135	89	46	51.7%
Average sales price	$372.0	$405.9	$(33.9)	(8.4)%
South Carolina
Dollars	$27,258	N/A	N/M	N/M
Homes closed	91	N/A	N/M	N/M
Average sales price	$299.5	N/A	N/M	N/M
Tennessee
Dollars	$14,836	$14,414	$422	2.9%
Homes closed	51	48	3	6.3%
Average sales price	$290.9	$300.3	$(9.4)	(3.1)%
East Region Totals
Dollars	$196,856	$111,273	$85,583	76.9%
Homes closed	529	292	237	81.2%
Average sales price	$372.1	$381.1	$(9.0)	(2.4)%
N/A – Not Applicable        N/M - Not Meaningful

	Six Months Ended June 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,108,300	$908,579	$199,721	22.0%
Homes closed	2,891	2,477	414	16.7%
Average sales price	$383.4	$366.8	$16.6	4.5%
West Region
Arizona
Dollars	$134,479	$156,388	$(21,909)	(14.0)%
Homes closed	415	463	(48)	(10.4)%
Average sales price	$324.0	$337.8	$(13.8)	(4.1)%
California
Dollars	$182,186	$174,994	$7,192	4.1%
Homes closed	329	350	(21)	(6.0)%
Average sales price	$553.8	$500.0	$53.8	10.8%
Colorado
Dollars	$109,987	$92,214	$17,773	19.3%
Homes closed	241	204	37	18.1%
Average sales price	$456.4	$452.0	$4.4	1.0%
West Region Totals
Dollars	$426,652	$423,596	$3,056	0.7%
Homes closed	985	1,017	(32)	(3.1)%
Average sales price	$433.1	$416.5	$16.6	4.0%
Central Region - Texas
Central Region Totals
Dollars	$326,984	$277,761	$49,223	17.7%
Homes closed	949	927	22	2.4%
Average sales price	$344.6	$299.6	$45.0	15.0%
East Region
Florida
Dollars	$164,322	$127,829	$36,493	28.5%
Homes closed	387	318	69	21.7%
Average sales price	$424.6	$402.0	$22.6	5.6%
Georgia
Dollars	$28,515	N/A	N/M	N/M
Homes closed	94	N/A	N/M	N/M
Average sales price	$303.4	N/A	N/M	N/M
North Carolina
Dollars	$85,189	$58,706	$26,483	45.1%
Homes closed	224	144	80	55.6%
Average sales price	$380.3	$407.7	$(27.4)	(6.7)%
South Carolina
Dollars	$51,818	N/A	N/M	N/M
Homes closed	167	N/A	N/M	N/M
Average sales price	$310.3	N/A	N/M	N/M
Tennessee
Dollars	$24,820	$20,687	$4,133	20.0%
Homes closed	85	71	14	19.7%
Average sales price	$292.0	$291.4	$0.6	0.2%
East Region Totals
Dollars	$354,664	$207,222	$147,442	71.2%
Homes closed	957	533	424	79.5%
Average sales price	$370.6	$388.8	$(18.2)	(4.7)%
N/A – Not Applicable        N/M - Not Meaningful

	Three Months Ended June 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Orders (1)
Total
Dollars	$775,815	$618,435	$157,380	25.4%
Homes ordered	1,986	1,647	339	20.6%
Average sales price	$390.6	$375.5	$15.1	4.0%
West Region
Arizona
Dollars	$102,714	$77,372	$25,342	32.8%
Homes ordered	320	239	81	33.9%
Average sales price	$321.0	$323.7	$(2.7)	(0.8)%
California
Dollars	$131,814	$107,608	$24,206	22.5%
Homes ordered	237	205	32	15.6%
Average sales price	$556.2	$524.9	$31.3	6.0%
Colorado
Dollars	$84,421	$64,491	$19,930	30.9%
Homes ordered	181	140	41	29.3%
Average sales price	$466.4	$460.7	$5.7	1.2%
West Region Totals
Dollars	$318,949	$249,471	$69,478	27.9%
Homes ordered	738	584	154	26.4%
Average sales price	$432.2	$427.2	$5.0	1.2%
Central Region - Texas
Central Region Totals
Dollars	$224,195	$240,463	$(16,268)	(6.8)%
Homes ordered	635	718	(83)	(11.6)%
Average sales price	$353.1	$334.9	$18.2	5.4%
East Region
Florida
Dollars	$92,663	$67,891	$24,772	36.5%
Homes ordered	218	180	38	21.1%
Average sales price	$425.1	$377.2	$47.9	12.7%
Georgia
Dollars	$16,690	N/A	N/M	N/M
Homes ordered	53	N/A	N/M	N/M
Average sales price	$314.9	N/A	N/M	N/M
North Carolina
Dollars	$72,667	$43,062	$29,605	68.7%
Homes ordered	181	102	79	77.5%
Average sales price	$401.5	$422.2	$(20.7)	(4.9)%
South Carolina
Dollars	$29,473	N/A	N/M	N/M
Homes ordered	99	N/A	N/M	N/M
Average sales price	$297.7	N/A	N/M	N/M
Tennessee
Dollars	$21,178	$17,548	$3,630	20.7%
Homes ordered	62	63	(1)	(1.6)%
Average sales price	$341.6	$278.5	$63.1	22.7%
East Region Totals
Dollars	$232,671	$128,501	$104,170	81.1%
Homes ordered	613	345	268	77.7%
Average sales price	$379.6	$372.5	$7.1	1.9%
N/A – Not Applicable        N/M - Not Meaningful

	Six Months Ended June 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Orders (1)
Total
Dollars	$1,558,627	$1,173,475	$385,152	32.8%
Homes ordered	3,965	3,172	793	25.0%
Average sales price	$393.1	$369.9	$23.2	6.3%
West Region
Arizona
Dollars	$193,305	$153,019	$40,286	26.3%
Homes ordered	608	467	141	30.2%
Average sales price	$317.9	$327.7	$(9.8)	(3.0)%
California
Dollars	$309,911	$227,660	$82,251	36.1%
Homes ordered	547	442	105	23.8%
Average sales price	$566.6	$515.1	$51.5	10.0%
Colorado
Dollars	$169,828	$119,249	$50,579	42.4%
Homes ordered	370	264	106	40.2%
Average sales price	$459.0	$451.7	$7.3	1.6%
West Region Totals
Dollars	$673,044	$499,928	$173,116	34.6%
Homes ordered	1,525	1,173	352	30.0%
Average sales price	$441.3	$426.2	$15.1	3.5%
Central Region - Texas
Central Region Totals
Dollars	$409,327	$432,694	$(23,367)	(5.4)%
Homes ordered	1,192	1,352	(160)	(11.8)%
Average sales price	$343.4	$320.0	$23.4	7.3%
East Region
Florida
Dollars	$201,520	$132,506	$69,014	52.1%
Homes ordered	466	353	113	32.0%
Average sales price	$432.4	$375.4	$57.0	15.2%
Georgia
Dollars	$40,908	N/A	N/M	N/M
Homes ordered	130	N/A	N/M	N/M
Average sales price	$314.7	N/A	N/M	N/M
North Carolina
Dollars	$134,292	$77,081	$57,211	74.2%
Homes ordered	329	183	146	79.8%
Average sales price	$408.2	$421.2	$(13.0)	(3.1)%
South Carolina
Dollars	$59,001	N/A	N/M	N/M
Homes ordered	195	N/A	N/M	N/M
Average sales price	$302.6	N/A	N/M	N/M
Tennessee
Dollars	$40,535	$31,266	$9,269	29.6%
Homes ordered	128	111	17	15.3%
Average sales price	$316.7	$281.7	$35.0	12.4%
East Region Totals
Dollars	$476,256	$240,853	$235,403	97.7%
Homes ordered	1,248	647	601	92.9%
Average sales price	$381.6	$372.3	$9.3	2.5%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

N/A – Not Applicable        N/M - Not Meaningful

	Three Months Ended June 30,
	2015		2014
	Ending	Average	Ending	Average
Active Communities
Total	240	234.5	175	182.0
West Region
Arizona	43	43.5	42	41.5
California	20	20.5	15	16.0
Colorado	16	16.0	13	13.0
West Region Totals	79	80.0	70	70.5
Central Region - Texas
Central Region Totals	66	63.5	69	73.0
East Region
Florida	30	28.0	18	17.5
Georgia	16	14.5	N/A	N/A
North Carolina	25	24.0	13	15.5
South Carolina	20	20.0	N/A	N/A
Tennessee	4	4.5	5	5.5
East Region Totals	95	91.0	36	38.5

	Six Months Ended June 30,
	2015		2014
	Ending	Average	Ending	Average
Active Communities
Total	240	234.5	175	181.5
West Region
Arizona	43	42.0	42	41.0
California	20	22.0	15	18.5
Colorado	16	16.5	13	13.5
West Region Totals	79	80.5	70	73.0
Central Region - Texas
Central Region Totals	66	62.5	69	69.5
East Region
Florida	30	29.5	18	19.0
Georgia	16	14.5	N/A	N/A
North Carolina	25	23.0	13	15.0
South Carolina	20	20.0	N/A	N/A
Tennessee	4	4.5	5	5.0
East Region Totals	95	91.5	36	39.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cancellation Rates (1)
Total	11%	13%	11%	13%
West Region
Arizona	9%	12%	8%	13%
California	10%	14%	8%	15%
Colorado	11%	10%	10%	12%
West Region Totals	10%	12%	9%	13%
Central Region - Texas
Central Region Totals	11%	14%	13%	14%
East Region
Florida	15%	14%	16%	12%
Georgia	15%	N/A	11%	N/A
North Carolina	10%	11%	9%	11%
South Carolina	8%	N/A	7%	N/A
Tennessee	8%	3%	6%	3%
East Region Totals	12%	11%	11%	10%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

N/A – Not Applicable

	At June 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,296,779	$951,568	$345,211	36.3%
Homes in backlog	3,188	2,548	640	25.1%
Average sales price	$406.8	$373.5	$33.3	8.9%
West Region
Arizona
Dollars	$125,044	$93,870	$31,174	33.2%
Homes in backlog	385	282	103	36.5%
Average sales price	$324.8	$332.9	$(8.1)	(2.4)%
California
Dollars	$251,688	$160,129	$91,559	57.2%
Homes in backlog	430	317	113	35.6%
Average sales price	$585.3	$505.1	$80.2	15.9%
Colorado
Dollars	$181,474	$119,419	$62,055	52.0%
Homes in backlog	397	262	135	51.5%
Average sales price	$457.1	$455.8	$1.3	0.3%
West Region Totals
Dollars	$558,206	$373,418	$184,788	49.5%
Homes in backlog	1,212	861	351	40.8%
Average sales price	$460.6	$433.7	$26.9	6.2%
Central Region - Texas
Central Region Totals
Dollars	$391,384	$400,588	$(9,204)	(2.3)%
Homes in backlog	1,101	1,217	(116)	(9.5)%
Average sales price	$355.5	$329.2	$26.3	8.0%
East Region
Florida
Dollars	$139,768	$93,949	$45,819	48.8%
Homes in backlog	316	243	73	30.0%
Average sales price	$442.3	$386.6	$55.7	14.4%
Georgia
Dollars	$28,977	N/A	N/M	N/M
Homes in backlog	89	N/A	N/M	N/M
Average sales price	$325.6	N/A	N/M	N/M
North Carolina
Dollars	$117,271	$61,593	$55,678	90.4%
Homes in backlog	290	147	143	97.3%
Average sales price	$404.4	$419.0	$(14.6)	(3.5)%
South Carolina
Dollars	$33,303	N/A	N/M	N/M
Homes in backlog	98	N/A	N/M	N/M
Average sales price	$339.8	N/A	N/M	N/M
Tennessee
Dollars	$27,870	$22,020	$5,850	26.6%
Homes in backlog	82	80	2	2.5%
Average sales price	$339.9	$275.3	$64.6	23.5%
East Region Totals
Dollars	$347,189	$177,562	$169,627	95.5%
Homes in backlog	875	470	405	86.2%
Average sales price	$396.8	$377.8	$19.0	5.0%
(1)    Our backlog represents net sales that have not closed.
N/A – Not Applicable        N/M - Not Meaningful

Operating Results
Companywide. Home closings revenue for the three months ended June 30, 2015 increased 17.5% to $591.0 million when compared to the prior year, mainly driven by the 13.7% or 188 additional home closings combined with a $12,300 increase in average sales price. Home order value grew by 25.4% to $775.8 million on 1,986 homes in the second quarter of 2015 as compared to $618.4 million on 1,647 homes in 2014. The improved value on orders was primarily the result of the 339 or 20.6% incremental orders, along with a $15,100 increase in average sales prices. The largest year-over-year revenue and order growth came from our East Region, a combined result of new markets from acquisitions as well as organic community count increases in existing markets. Our average active community count company-wide increased 28.8%, ending the second quarter with 240 communities as compared to 175 at June 30, 2014, led by the new communities in Georgia and South Carolina stemming from the acquisition of Legendary Communities as well as those in Florida and North Carolina. In addition, buyer confidence and a positive economic environment helped improve home closings and orders as well as maintain a low cancellation rate of 11% in the second quarter of 2015 as compared to 13% in 2014, contributing to our 640-home, or 25.1%, increase in ending backlog.
We experienced similar trends for the six months ended June 30, 2015 as we did for the second quarter with a 22.0% increase in closing revenue to $1.1 billion for the six months ended June 30, 2015 compared to $908.6 million for the 2014 period. Total closing units for the six-month period improved by 414 units or 16.7% year-over-year. Orders improved by 793 units or 25.0% for a total of 3,965 homes valued at $1.6 billion.
West. During the three months ended June 30, 2015, home closings in our West Region dipped 6.2%, with 34 fewer homes closed as compared to the 2014 period, although a modest $4,100 increase in average sales price partially offset the volume decline resulting in a 5.3% decrease in home closing revenue versus the prior year, ending the second quarter of 2015 with $219.8 million in home closing revenue. Orders in the West Region during the quarter improved significantly year over year, growing by 26.4%, with 738 orders valued at $318.9 million versus 584 orders at $249.5 million in the prior year. These results led to ending backlog value in the Region of $558.2 million on 1,212 homes as compared to $373.4 million on 861 homes in the prior year, 49.5% and 40.8% improvements, respectively.

A higher number of communities open for sales largely drove the Region's increased orders in 2015 over 2014. In addition, we experienced improved orders per average active community, growing 10.8% to 9.2 for the quarter ended June 30, 2015 as compared to 8.3 in the prior year period. Arizona was the largest growth contributor for the Region in terms of both orders and orders pace, with 33.9% and 27.6% improvements, respectively. These results represent a stabilization of this market, as 2014 reflected softness which impacted demand and average sales prices. The California market continues to generate strong buyer demand, as evidenced by the 11.6 orders pace in the second quarter of 2015 and the 22.5% and 15.6% increases in order value and orders, respectively, over the second quarter of 2014. We have strategically worked to capitalize on the demand there, demonstrated by our 28.1% higher average active community count year-over-year. Colorado's improved orders year-over-year generated $19.9 million in additional order value on 41 additional homes over the prior year. Colorado continues to generate improved buyer demand and orders pace, reporting 11.3 orders per average active community in the second quarter of 2015, a 4.6% improvement over the same prior year period and one of our strongest in the Company. Colorado has steadily increased its contribution to overall results in the Region which is reflected in the combined average sales price growth the Region continues to experience as Colorado demands some of our highest average sales prices in the country, behind only California.

Year-to-date results for the West Region resulted in relatively flat home closing revenue of $426.7 million, a 0.7% increase from 2014. Higher average sales prices of $16,600 are solely responsible for the improved revenue, which more than offset the 3.1% decline in homes closed. The lower home closings were mainly a result of the lower beginning backlog, particularly in Arizona. Similar to the second quarter results, orders saw significant positive year-over-year trends in the West, with 34.6% and 30.0% growth in value and homes, respectively. All three states in the region generated improvements, which directly led to second quarter backlog increases.
Central. The Central Region, made up of our Texas markets, closed 509 homes totaling $174.4 million in home closing revenue. The slight 2.9% volume decline was more than offset by a 12.5% or $38,100 average sales price increase, leading to overall home closing revenue growth of $14.8 million or 9.3%. Home closing reductions as well as the 11.6% lower orders were both largely driven by the 13.0% decline in actively-selling communities quarter over quarter. The decrease in orders was partially offset by the $18,200 or 5.4% increase in average sales prices. These results translated to a 9.5% lower number of homes in backlog at June 30, 2015, with 1,101 homes valued at $391.4 million. Demand in Texas is still strong as evidenced by the 10.0 orders per average community for the quarter, which exceeds our company average.
The Central Region reported a $49.2 million increase in revenue year-to-date, largely driven by rising average sales prices of $45,000 or 15.0% year over year, as well as a 2.4% improvement in homes closed. Six-month order results echoed the second quarter results, declining 160 homes and $23.4 million, mainly a result of the 10.1% reduction in actively-selling communities. While recent severe weather could impact the timing of new community openings, we are working diligently to open new communities in high-demand markets to replenish those that have sold out.
East. Our East Region generated our most significant year-over-year improvement with 529 closings and $196.9 million in revenue in the second quarter of 2015, 81.2% and 76.9% increases, respectively, from the same period in 2014. The Region also reported higher results in orders year over year generating $104.2 million of additional order dollars, mostly due to the 77.7% increase in home orders. The volume increases are largely credited to the 136.4% increase in the average number of actively selling communities, mainly driven by the new markets we have entered in this Region over the past two years. Organic community growth within Florida and North Carolina was significant as well, reporting 60.0% and 54.8% average active community count increases, respectively. The Region ended the first quarter with 95 actively selling communities as compared to 36 in 2014 and ended the quarter with a 405-home and $169.6 million increase in ending backlog, 86.2% and 95.5% gains, respectively.

The Florida market is the largest contributor to the Region's results reporting $91.5 million in closing revenue on 210 home closings, increases of 50.6% and 35.5%, respectively. Additionally, Florida generated a 36.5% increase in order value year over year, with $92.7 million on 218 new orders. The improvements in both closings and orders are directly attributable to increased active community count mentioned above. Further, Florida's community placement and appealing home designs with larger floor plans helped drive average sales prices up by $47,900 or 12.7% over the prior year. The combination of these improved orders metrics translated to a 73-home and $45.8 million increase in backlog at June 30, 2015 over June 30, 2014. Operations in North Carolina contributed 135 homes or $50.2 million in closings and 181 homes and $72.7 million in order volume from 24 average actively-selling communities in the second quarter of 2015. All of these trends boast significant growth from the second quarter of 2014, increasing the impact of the North Carolina market on consolidated East Region results and helping to drive the Region's improvements. Tennessee reported improvements in home closing revenue, orders value and backlog value compared to prior year, ending the second quarter of 2015 with 51 home closings and $14.8 million in associated revenue, representing 6.3% and 2.9% respective increases. Tennessee also contributed 62 orders valued at $21.2 million, and ending backlog valued at $27.9 million on 82 homes as of June 30, 2015. Tennessee's order pace led the company, with 13.8 orders per average active community in the second quarter of 2015. Our newest markets from the Legendary Communities acquisition in Georgia and South Carolina have no prior year results and contributed 42 and 91 closings valued at $13.1 million and $27.3 million, respectively. Georgia and South Carolina also provided 53 and 99 orders, respectively, resulting in ending backlog of 89 homes valued at $29.0 million in Georgia and 98 homes valued at $33.3 million in South Carolina at June 30, 2015.

The East Region results for the six-months ended June 30, 2015 reported significant year-over-year increases as the Region has grown both within existing markets and through new market expansion. As a result, $354.7 million in home closing revenue on 957 homes was recorded in 2015 versus $207.2 million on 533 homes in 2014. The 134.6% active community count growth drove orders for the six month period in 2015 up to 1,248 with $476.3 million in total value, 92.9% and 97.7% improvements over the same period in 2014.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $6.8 million, and $2.8 million for the three months ending June 30, 2015 and 2014, respectively and $8.2 million and $5.4 million for the six months ended June 30, 2015 and 2014. Modest profits were recognized on these land sales for both the three and six months ended June 30, 2015. Prior year results for the second quarter also had a small gain, whereas we recognized a loss of $1.0 million for the six month period in 2014 as a result of write-downs taken in association with the marketing of the remaining assets we had for sale in the Las Vegas area, a market we exited in 2011.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$114,237	19.3%	$109,961	21.9%	$209,724	18.9%	$202,560	22.3%

West (2)	38,253	17.4%	$50,234	21.7%	$75,897	17.8%	$97,495	23.0%

Central	39,096	22.4%	$35,964	22.5%	$70,726	21.6%	$60,536	21.8%

East	36,888	18.7%	$23,763	21.4%	$63,101	17.8%	$44,529	21.5%

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

Companywide. Home closing gross margin decreased to 19.3% and 18.9% for the three and six months ended June 30, 2015, respectively, as compared to 21.9% and 22.3% for the respective 2014 periods. The increases in home closing revenue generated $4.3 million and $7.2 million in additional gross profit for the quarter and six months ended June 30, 2015, respectively, as compared to prior year, ending the second quarter and six months of 2015 with $114.2 million and $209.7 million in total gross profit, respectively. The 260-basis point decline in gross margin for the second quarter results is due to rising land costs throughout the country, a 32 basis-point decline due to the impact of acquisition accounting adjustments related to closings from Legendary Communities and an additional 30 basis-point decline due to impairment charges in the West Region. In addition, the lower margin East Region made up a larger percentage of our 2015 closings as compared to the prior year given our significant expansion over the past two years. The lower margins generated in the East Region are primarily caused by the Region's composition of new and/or smaller divisions, which are not yet scaled and operating with the same efficiencies as our other divisions. Another contributing factor to our lower 2015 gross margins stem from the softer market conditions Arizona experienced during 2014, which continued to translate to lower margins on closings in the second quarter and year-to-date results of 2015. The same factors that impacted second quarter gross margins were echoed in our six months ended results as compared to the prior year.
While our gross margin did decline year-over-year, we were able to achieve improvements sequentially from the first quarter of 2015. For the three months ended June 30, 2015 we achieved an 80-basis point improvement from 18.5% as reported in the first quarter of 2015, which is attributable to the rising average sales prices, helping to partially offset land and construction cost increases, as well as improved overhead leverage as we closed a larger number of homes in the second quarter versus the first quarter of 2015.
West. Our West Region had our largest declines in home closing gross margin, with 17.4% for the second quarter of 2015 compared to 21.7% in 2014 and 17.8% versus 23.0% for the six-months ended June 30, 2015 and 2014, respectively. The decline year over year is partially the result of the rapid price appreciation in late 2013, particularly in Arizona and California, which drove 2014 gross margins to temporarily-elevated and unusually high levels. Both second quarter and year-to-date margins were impacted by 80 and 40 basis points, respectively, due to impairment charges taken, mainly in a single, long-lived community in Southern Arizona. Increasing land costs throughout the Region and notable market softness in Arizona throughout 2014 also led to margin erosion in this Region. A large percentage of our Arizona closings in the first half of 2015 were from orders received in latter 2014 when soft local market conditions led to lower average sales prices and therefore lower gross margins. While demand in Arizona has picked up and sales prices have stabilized, the impact of land price increases in the West Region will remain as demand for superior land positions has driven up lot prices.
Central. The Central Region reported flat home closing gross margin year over year, with 22.4% in 2015 versus 22.5% in 2014 for the second quarter results. This Region in recent years has provided the least volatile results in gross margin as it has enjoyed a more stable economic environment. Year-to-date margins in this Region also held relatively flat at 21.6% in 2015 versus 21.8% in 2014. We believe our consistent approach to providing desirable homes in sought after community locations contributes to the consistent results of the Central Region.

East. The East Region reported decreased gross margins in the second quarter and first six months of 18.7 % and 17.8%, respectively, versus 21.4% and 21.5% in 2014. Gross margin in this Region bears the impact of the 83 and 100-basis point declines related to acquisition accounting adjustments from Legendary Communities for the three and six months ended June 30, 2015, respectively. We anticipate these accounting adjustments to dissipate in the second half of the year. In addition to our new Legendary Communities operations that are not yet fully integrated and scaled to their operations, the East Region is comprised of several other newer and smaller markets which typically generate lower operating margins as overhead leverage is reduced. As we establish ourselves with a solid land pipeline and grow our market share within these new and smaller markets and gain better purchasing power with our subcontractors in these markets, we expect to improve our operating leverage and gross margin.
Financial services profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Financial services profit	$4,136	$3,617	$7,916	$6,642
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. The increase in financial services profit year over year is primarily the result of the increase in home closings.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commissions and Other Sales Costs
Dollars	$45,167	$36,105	$86,779	$67,039
Percent of home closing revenue	7.6%	7.2%	7.8%	7.4%
General and Administrative Expenses
Dollars	27,650	$24,571	$57,300	$46,242
Percent of total closing revenue	4.6%	4.9%	5.1%	5.1%
Loss from Other Unconsolidated Entities, Net
Dollars	$169	$61	$292	$230
Interest Expense
Dollars	$4,621	$1,396	$7,775	$4,109
Other Income, Net
Dollars	136	3,749	$551	$4,397
Provision for Income Taxes
Dollars	$12,281	$20,157	$21,178	$34,538
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $9.1 million and $19.7 million for the three and six months ended June 30, 2015, respectively, versus the respective prior year periods, to 7.6% and 7.8% of home closing revenue in 2015 compared to 7.2% and 7.4% in 2014. The dollar increase relates to increased commission expense attributable to higher closing units and revenue dollars. The 40-basis point increase as a percentage of home closing revenue, both for the three month and six month results reflects increased costs for marketing campaigns as we expand our presence and active community count, as well as an increase in external commissions paid due to an increased percentage of our sales involving external realtors.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. These expenses increased to $27.7 million for the three months ended June 30, 2015 compared to $24.6 million in 2014. For the six months ended June 30, 2015, we had $57.3 million in general and administrative expenses as compared to $46.2 million for the same period in 2014. Despite the increase in dollars incurred, as a percentage of total closing revenue for the three months ended June 30, 2015, we experienced a 30-basis-point decline and remained flat at 5.1% for the six months ended June 30, 2015 versus 2014. In the second quarter of 2015, we recognized severance payments as a result of the departure of a senior executive officer in accordance with the terms of his employment agreement of approximately $3.1 million. Nearly all of the severance charges were offset by the timing of incentive compensation expense tied to profit as well as adjustments to estimated earn-out payments. Year-to-date expense was also impacted by increased compensation costs largely driven by accelerated stock-compensation expense of approximately $2.1 million as a result of retirement provision triggers being met for senior executive officers and non-employee directors.

2015 results also include divisional overhead costs incurred in our newer markets in Atlanta and Greenville, which had no comparable 2014 costs. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels.
Earnings/(Loss) from Unconsolidated Entities, Net. Loss from unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint venture's most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The second quarter and six months ended results for both 2015 and 2014 are consistent year over year with small net losses.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, convertible senior notes and our Credit Facility. During the three months ended June 30, 2015 and June 30, 2014, our non-capitalizable interest expense was $4.6 million and $1.4 million, respectively. For the year-to-date results, our interest expense was $7.8 million and $4.1 million, respectively. The increase in expense year over year is largely the result of increased interest charges associated with intra-period amounts drawn on our Credit Facility during the second quarter of 2015, in addition to the interest expense related to the $200 million of 6.0% Senior Notes issued in June 2015.
Other Income, Net. Other income, net primarily consists of (i) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, (ii) sub lease income, (iii) interest earned on our cash and cash equivalents, and (iv) payments and awards related to legal settlements. The year-over-year decline in Other income, net is reflective of a reduction in sublease income.
Income Taxes. The effective tax rate was 29.7% and 36.5% for the three months ended June 30, 2015 and 2014, respectively, and 31.7% and 36.4% for the six months ended June 30, 2015 and 2014, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction and in 2015 there was a favorable impact from additional estimated federal energy tax credits related to prior tax years. The 2014 impact from such credits was fully recognized in the fourth quarter of the year. In the second quarter of 2015, there was also a favorable impact from a state tax rate reduction in Texas due to a change in law.

Liquidity and Capital Resources
Overview
Our principal uses of capital for the second quarter of 2015 were the paydown of our Credit Facility, acquisition and development of new and strategic lot positions, operating expenses, home construction, and the payment of routine liabilities. We used funds generated by operations, our new debt offering and availability under our Credit Facility to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating positive margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the six months ended June 30, 2015 and June 30, 2014, net cash used in operations totaled $76.9 million and $170.6 million, respectively. Results from operating cash flows in both 2015 and 2014 benefited from cash generated by the $45.5 million and $60.5 million in net earnings, respectively, offset mainly by the respective increases in real estate of $144.5 million and $229.8 million due to increased land and land development spending.

Investing Cash Flow Activities

During the six months ended June 30, 2015, net cash used in investing activities totaled $8.0 million as compared to net cash provided by investing activities of $17.8 million for the same period in 2014. Cash used in investing activities in 2015 is mainly attributable to the purchases of property and equipment of $7.8 million. Net cash provided by investing activities in the first six months of 2014 primarily related to the net impact of maturities and purchases of investments and securities of $65.4 million and $35.6 million, respectively. Additionally in 2014, investing cash flows were impacted by purchases of property and equipment of $11.9 million.

Financing Cash Flow Activities

During the six months ended June 30, 2015, net cash provided by financing activities totaled $198.7 million as compared to $109.3 million for the same period in 2014. The net cash provided by financing activities in 2015 is primarily the result of proceeds received in connection with our $200 million of 6.0% Senior Notes issued in June 2015. During 2014, the cash provided by financing activities was primarily due to the $110.4 million in net proceeds received from the issuance of common stock in a public offering.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using the cash generated by our new debt offering, and our cash on hand and draws under our Credit Facility, as needed, to fund operations in newer markets. As demand for new homes improves and we continue to expand our business, we expect cash outlays for land purchases, land development and home construction will continue to exceed our cash generated by operations in the near term.

During the three months ended June 30, 2015, we closed 1,556 homes, purchased about 1,530 lots for $99.1 million, spent $57.2 million on land development, $2.5 million on lot option deposits, and started 2,019 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the second quarter of 2015 with $217.0 million of cash and cash equivalents, a $113.7 million increase from December 31, 2014, mainly due to the cash received from our new debt issuance as discussed in Note 6 of the accompanying unaudited financial statements. As we have no debt maturities until 2018, we expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Notes payable and other borrowings	$1,138,856	$935,208
Stockholders’ equity	1,168,338	1,109,489
Total capital	$2,307,194	$2,044,697
Debt-to-capital (1)	49.4%	45.7%
Notes payable and other borrowings	$1,138,856	$935,208
Less: cash and cash equivalents	(217,021)	(103,333)
Net debt	921,835	831,875
Stockholders’ equity	1,168,338	1,109,489
Total net capital	$2,090,173	$1,941,364
Net debt-to-capital (2)	44.1%	42.9%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2015. Our actual financial covenant calculations as of June 30, 2015 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$753,132	$1,119,685
Leverage Ratio	<60%	41%
Interest Coverage Ratio (1)	>1.50	4.22
Minimum Liquidity (1)	>$61,544	$699,430
Investments other than defined permitted investments	<$335,906	$10,303

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 4, and 15 in the accompanying Notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $175.0 million in principal of our 4.50% senior notes, $300.0 million in principal of our 7.15% senior notes, $300.0 million in principal of our 7.00% senior notes, $200.0 million in principal of our 6.00% senior notes and $126.5 million in principal of our 1.875% convertible senior notes. Except in limited circumstances, or upon the occurrence of specific trigger events for our convertible notes, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on LIBOR or PRIME (see Note 5 in the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q). During the second quarter of 2015, we had maximum borrowings under the Credit facility of $110.0 million, all of which was repaid at June 30, 2015.
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

On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claim that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We do not believe the lenders have an enforceable position associated with their $13.2 million claim and do not believe we should be required to pay such amount because, among other reasons, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project and we do not believe the repayment guarantee was triggered by the lenders’ filing of the involuntary bankruptcy. As a result, on August 19, 2011, we filed a lawsuit against JP Morgan Chase Bank, NA (“JP Morgan”) in the Court of Common Pleas in Franklin County, Ohio (Case No. 11CVH0810353) regarding the repayment guarantee. In reaction to that lawsuit, on August 25, 2011, JP Morgan filed a lawsuit against us in the US District Court of Nevada, which is currently being prosecuted in the name of JP Morgan's agent, ISG Insolvency Group, Inc. regarding most of the same issues addressed in the Ohio litigation (Case No. 2: 11-CV-01364- PMP). The Ohio and Nevada actions have been consolidated into a single action. On October 26, 2011, the Bankruptcy Court approved a plan pursuant to which (i) the lenders have received all payments to which they are entitled, (ii) the project has been conveyed to Inspirada Builders, LLC, which is an entity owned by four of the co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes), and (iii) the four co-venturer builders claim to have succeeded to the lenders’ repayment guarantee claim against Meritage.

On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion, ruling that Meritage owes JP Morgan $15,053,857. Later, on July 8, 2013, the Court entered Judgment in favor of JP Morgan in the amount of $15,753,344, which included an additional $699,487 for prejudgment interest that accrued between December 6, 2012 and the date of the judgment. We immediately appealed the Court's rulings, and on July 17, 2013 posted a supersedeas bond in the amount of $16,050,604 staying enforcement of the Judgment. Pursuant to a stipulation between the parties, the bond amount included the amount of the judgment and additional sums for a potential award of post-judgment interest and attorneys' fees on appeal. On February 14, 2014, the Court awarded JP Morgan an additional $877,241 for pre-judgment attorneys’ fees. Meritage has appealed this judgment as well, and per stipulation of the parties, has posted an amended bond in the total amount of $16,930,477 covering both judgments. We disagree with many of the conclusions and findings contained in the Court's order and have appealed the ruling, which appeal is currently pending.
In addition, we believe that the four co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any such amounts.

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
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended June 30, 2015.
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

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated November 24, 2014.

4.1	Indenture for 6.00% Senior Notes due 2025, and Form of Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 2, 2015.

10.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.0
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July 2015.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ LARRY W. SEAY
Larry W. Seay Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Indenture for 6.00% Senior Notes due 2025, and Form of Note

10.1	First Amendment to Amended and Restated Credit Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.