Form 10-Q
period 2015-09-30
Meritage Homes CORP
filed 2015-10-30
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Common shares outstanding as of October 28, 2015: 39,665,797

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$235,409	$103,333
Other receivables	59,617	56,763
Real estate	2,088,690	1,877,682
Real estate not owned	—	4,999
Deposits on real estate under option or contract	91,526	94,989
Investments in unconsolidated entities	10,374	10,780
Property and equipment, net	34,403	32,403
Deferred tax asset	66,850	64,137
Prepaids, other assets and goodwill	77,017	71,052
Total assets	$2,663,886	$2,316,138
Liabilities
Accounts payable	$113,869	$83,619
Accrued liabilities	161,803	154,144
Home sale deposits	39,587	29,379
Liabilities related to real estate not owned	—	4,299
Loans payable and other borrowings	41,898	30,722
Senior and convertible senior notes	1,104,060	904,486
Total liabilities	1,461,217	1,206,649
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,665,797 and 39,147,153 shares at September 30, 2015 and December 31, 2014, respectively	397	391
Additional paid-in capital	556,121	538,788
Retained earnings	646,151	570,310
Total stockholders’ equity	1,202,669	1,109,489
Total liabilities and stockholders’ equity	$2,663,886	$2,316,138
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Homebuilding:
Home closing revenue	$661,884	$545,524	$1,770,184	$1,454,103
Land closing revenue	8,072	11,252	16,285	16,622
Total closing revenue	669,956	556,776	1,786,469	1,470,725
Cost of home closings	(536,267)	(434,286)	(1,434,843)	(1,140,305)
Cost of land closings	(7,445)	(11,729)	(14,992)	(18,084)
Total cost of closings	(543,712)	(446,015)	(1,449,835)	(1,158,389)
Home closing gross profit	125,617	111,238	335,341	313,798
Land closing gross profit/(loss)	627	(477)	1,293	(1,462)
Total closing gross profit	126,244	110,761	336,634	312,336
Financial Services:
Revenue	3,000	2,749	8,276	7,099
Expense	(1,253)	(1,238)	(3,914)	(3,444)
Earnings from financial services unconsolidated entities and other, net	3,854	2,783	9,155	7,281
Financial services profit	5,601	4,294	13,517	10,936
Commissions and other sales costs	(48,097)	(40,211)	(134,876)	(107,250)
General and administrative expenses	(28,774)	(29,218)	(86,074)	(75,460)
Loss from other unconsolidated entities, net	(123)	(134)	(415)	(364)
Interest expense	(4,187)	(460)	(11,962)	(4,569)
Other (expense)/income, net	(3,996)	1,998	(3,445)	6,395
Earnings before income taxes	46,668	47,030	113,379	142,024
Provision for income taxes	(16,360)	(14,453)	(37,538)	(48,991)
Net earnings	$30,308	$32,577	$75,841	$93,033
Earnings per common share:
Basic	$0.76	$0.83	$1.92	$2.39
Diluted	$0.73	$0.79	$1.83	$2.27
Weighted average number of shares:
Basic	39,663	39,123	39,568	38,977
Diluted	42,192	41,656	42,134	41,564
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$75,841	$93,033
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,294	8,154
Stock-based compensation	12,418	9,035
Excess income tax benefit from stock-based awards	(2,040)	(2,197)
Equity in earnings from unconsolidated entities	(8,740)	(6,917)
Distributions of earnings from unconsolidated entities	9,446	8,784
Other	1,246	8,361
Changes in assets and liabilities:
Increase in real estate	(198,520)	(343,763)
Decrease/(increase) in deposits on real estate under option or contract	2,719	(27,552)
Increase in receivables, prepaids and other assets	(6,067)	(19,502)
Increase in accounts payable and accrued liabilities	39,949	33,920
Increase in home sale deposits	10,208	9,015
Net cash used in operating activities	(53,246)	(229,629)
Cash flows from investing activities:
Investments in unconsolidated entities	(300)	(245)
Purchases of property and equipment	(12,334)	(16,367)
Proceeds from sales of property and equipment	92	173
Maturities of investments and securities	—	115,584
Payments to purchase investments and securities	—	(35,697)
Cash paid for acquisitions	—	(130,677)
Net cash used in investing activities	(12,542)	(67,229)
Cash flows from financing activities:
Proceeds from Credit Facility, net	—	—
Repayment of loans payable and other borrowings	(4,044)	(6,524)
Proceeds from issuance of senior notes	200,000	—
Debt issuance costs	(3,013)	—
Excess income tax benefit from stock-based awards	2,040	2,197
Proceeds from issuance of common stock, net	—	110,420
Proceeds from stock option exercises	2,881	734
Net cash provided by financing activities	197,864	106,827
Net increase/(decrease) in cash and cash equivalents	132,076	(190,031)
Cash and cash equivalents, beginning of period	103,333	274,136
Cash and cash equivalents, end of period	$235,409	$84,105
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. In August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets through the acquisition of the homebuilding assets and operations of Legendary Communities ("Legendary Communities"). We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we currently operate under the name of Phillips Builders, and in the Greenville market where we currently operate under the Legendary Communities brand for all communities open for sales as of the date of our acquisition and as Meritage Homes for all subsequently opened Greenville communities. We also offer luxury homes in some markets under the brand name of Monterey Homes. At September 30, 2015, we were actively selling homes in 250 communities, with base prices ranging from approximately $130,000 to $1,350,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $58.7 million and $59.2 million are included in cash and cash equivalents at September 30, 2015 and December 31, 2014, respectively.

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

Deposits. Deposits paid related to land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $91.5 million and $95.0 million as of September 30, 2015 and December 31, 2014, respectively.

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

	At September 30, 2015		At December 31, 2014
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$87	$87	$87	$87
Sureties related to owned projects and lots under contract	247,719	92,914	230,079	93,667
Total Sureties	$247,806	$93,001	$230,166	$93,754
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$—	N/A	$1,200	N/A
LOCs for land development	13,445	N/A	13,789	N/A
LOCs for general corporate operations	3,750	N/A	4,500	N/A
Total LOCs	$17,195	N/A	$19,489	N/A
Accrued Liabilities. Accrued liabilities at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accruals related to real estate development and construction activities	$34,747	$34,975
Payroll and other benefits	36,565	44,107
Accrued taxes	12,022	11,096
Warranty reserves	21,140	22,080
Legal reserves	19,829	16,499
Other accruals	37,500	25,387
Total	$161,803	$154,144
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews, we increased our warranty reserve balance by $750,000 and $500,000 in the nine months ended September 30, 2015 and 2014, respectively, which increased our cost of sales for those periods. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$21,993	$20,882	$22,080	$21,971
Additions to reserve from new home deliveries	3,376	3,023	9,000	8,058
Warranty claims	(4,229)	(2,451)	(10,690)	(9,075)
Adjustments to pre-existing reserves	—	—	750	500
Balance, end of period	$21,140	$21,454	$21,140	$21,454
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

Recent Accounting Pronouncements.     In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability, other than those related to a revolving debt arrangement, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ASU 2015-15, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for us for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. The adoption of ASU 2015-03 will result in a retrospective reclassification of our debt costs as described above, but we do not expect the resulting changes to be material.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the ASC, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for us on January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Homes under contract under construction (1)	$505,527	$328,931
Unsold homes, completed and under construction (1)	301,528	302,288
Model homes (1)	135,323	109,614
Finished home sites and home sites under development (1) (2)	1,146,312	1,136,849
	$2,088,690	$1,877,682

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capitalized interest, beginning of period	$58,870	$44,355	$54,060	$32,992
Interest incurred	17,857	14,695	49,665	43,333
Interest expensed	(4,187)	(460)	(11,962)	(4,569)
Interest amortized to cost of home and land closings	(11,144)	(8,135)	(30,367)	(21,301)
Capitalized interest, end of period (1)	$61,396	$50,455	$61,396	$50,455

(1)
Approximately $468,000 and $490,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities in our consolidated balance sheet as of September 30, 2015 and December 31, 2014, respectively.

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
The table below presents a summary of our lots under option at September 30, 2015 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	6,330	563,413	74,315
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,717	137,876	12,338
Purchase contracts not recorded on balance sheet —refundable deposits, committed	1,010	34,607	1,227
Total committed (on and off balance sheet)	10,057	735,896	87,880
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	4,213	223,364	3,646
Total lots under contract or option	14,270	$959,260	$91,526
Total purchase and option contracts not recorded on balance sheet (3)	14,270	$959,260	$91,526	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, if any, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item Deposits on real estate under option or contract as of September 30, 2015.
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
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of September 30, 2015, we had two active equity-method land ventures.
We have outstanding litigation reserves related to a minority ownership in one of our inactive joint ventures, the South Edge joint venture. There is pending litigation with the venture's lender group regarding our guarantee related to that venture and, separate pending arbitration proceedings regarding a dispute we have with certain members of the joint venture. See Note 15 regarding the outstanding litigation related to this joint venture.

As of September 30, 2015, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of September 30, 2015 and December 31, 2014 was $1.7 million and $2.0 million, respectively.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At September 30, 2015	At December 31, 2014
Assets:
Cash	$7,320	$6,471
Real estate	33,338	34,435
Other assets	3,456	2,990
Total assets	$44,114	$43,896
Liabilities and equity:
Accounts payable and other liabilities	$5,755	$5,994
Notes and mortgages payable	13,345	13,346
Equity of:
Meritage (1)	7,890	7,735
Other	17,124	16,821
Total liabilities and equity	$44,114	$43,896

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$10,252	$7,982	$25,406	$19,905
Costs and expenses	(4,649)	(3,744)	(12,057)	(9,609)
Net earnings of unconsolidated entities	$5,603	$4,238	$13,349	$10,296
Meritage’s share of pre-tax earnings (1) (2)	$3,754	$2,649	$8,763	$6,917

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reported in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses.

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Loss from other unconsolidated entities, net on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, one mortgage venture and various inactive ventures. Our total investment in all of these joint ventures is $10.4 million and $10.8 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At September 30, 2015	At December 31, 2014
Other borrowings, real estate note payable (1)	$41,898	$30,722
$500 million unsecured revolving credit facility, maturing July 2019, with interest approximating LIBOR (approximately 0.19% at September 30, 2015) plus 1.75% or Prime (3.25% at September 30, 2015) plus 0.75%	—	—
Total	$41,898	$30,722

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 6%.
In July 2012, we entered into an unsecured revolving $125.0 million credit facility ("Credit Facility"). From time to time, we have increased the Credit Facility and extended its maturity date. Most recently, in the first quarter of 2015 we increased the capacity to $500.0 million. In July 2015, the maturity date of the credit facility was extended to July 9, 2019 and the accordion feature was amended to permit the size of the facility to be increased by $100.0 million up to a maximum of $600.0 million. In addition to the extended maturity date, various terms including interest rates and commitment fees were reduced. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. During the nine months ended September 30, 2015, our maximum borrowings under the Credit Facility were $110.0 million, all of which was repaid as of June 30, 2015, with no subsequent borrowing since that date. As of September 30, 2015 we had outstanding letters of credit issued under the Credit Facility totaling $17.2 million, leaving $482.8 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES
Senior and convertible senior notes consist of the following (in thousands):

	At September 30, 2015	At December 31, 2014
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At September 30, 2015 and December 31, 2014 there was approximately $2,560 and $2,986 in net unamortized premium, respectively	302,560	302,986
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	—
1.875% convertible senior notes due 2032 (1)	126,500	126,500
Total	$1,104,060	$904,486

(1)	The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the issuance date of the Convertible Notes.

On June 2, 2015, we completed an offering of $200.0 million aggregate principal amount of Senior Notes due 2025 ("2025 Notes"). The 2025 Notes bear interest at 6.00% per annum, payable on June 1 and December 1 of each year, commencing on December 1, 2015.
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of September 30, 2015. Our convertible senior notes do not have any financial covenants.
The convertible senior notes are convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of convertible senior notes. This corresponds to an initial conversion price of $58.14 per share and represented a 47.5% conversion premium based on the closing price of our common stock on the issue date of the convertible senior notes.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	September 30, 2015		December 31, 2014
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$177,188	$175,000	$175,000
7.15% senior notes	$300,000	$321,000	$300,000	$322,500
7.00% senior notes	$300,000	$321,750	$300,000	$318,000
6.00% senior notes	$200,000	$201,000	N/A	N/A
1.875% convertible senior notes	$126,500	$126,026	$126,500	$124,444
Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average number of shares outstanding	39,663	39,123	39,568	38,977
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176	2,176	2,176
Stock options and unvested restricted stock	353	357	390	411
Diluted average shares outstanding	42,192	41,656	42,134	41,564
Net earnings as reported	$30,308	$32,577	$75,841	$93,033
Interest attributable to convertible senior notes, net of income taxes	385	378	1,189	1,135
Net earnings for diluted earnings per share	$30,693	$32,955	$77,030	$94,168
Basic earnings per share	$0.76	$0.83	$1.92	$2.39
Diluted earnings per share (1)	$0.73	$0.79	$1.83	$2.27
Antidilutive stock options not included in the calculation of diluted earnings per share	3	22	—	24

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.
NOTE 9 — ACQUISITIONS AND GOODWILL
Legendary Communities. In August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets as well as increased our existing Charlotte, North Carolina presence through the acquisition of the homebuilding assets and operations of Legendary Communities. The purchase price was approximately $130.7 million in cash. The results of operations of Legendary Communities have been included in our financial statements since August 1, 2014, the effective date of the acquisition. As a result of the transaction, we recorded approximately $22.7 million of goodwill (all of which is tax deductible) which relates to expected synergies for our entire East Region from establishing a market presence in Georgia and South Carolina, the experience and knowledge of the acquired business and its capital efficient operating structure. The remaining basis of the $108.0 million is almost entirely comprised of the fair value of the acquired inventory with limited other assets and liabilities.
Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions are recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions is allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is included in our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present. As of September 30, 2015, we were in the process of re-assessing goodwill, but do not expect to incur any impairment charges as a result of our analysis.
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2014	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at September 30, 2015	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in shareholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2015
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2014	39,147	$391	$538,788	$570,310	$1,109,489
Net earnings	—	—	—	75,841	75,841
Exercise/vesting of equity awards	519	6	2,875	—	2,881
Excess income tax benefit from stock-based awards	—	—	2,040	—	2,040
Equity award compensation expense	—	—	12,418	—	12,418
Balance at September 30, 2015	39,666	$397	$556,121	$646,151	$1,202,669

	Nine Months Ended September 30, 2014
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2013	36,244	$362	$412,961	$428,069	$841,392
Net earnings	—	—	—	93,033	93,033
Exercise/vesting of equity awards	351	4	730	—	734
Excess income tax benefit from stock-based awards	—	—	2,197	—	2,197
Equity award compensation expense	—	—	9,035	—	9,035
Issuance of stock (1)	2,530	25	110,395	—	110,420
Other	—	—	(114)	—	(114)
Balance at September 30, 2014	39,125	$391	$535,204	$521,102	$1,056,697

(1)	In January 2014, we issued 2,530,000 shares of common stock in a secondary public offering, par value $0.01 per share, at a price of $45.75 per share.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and is amended or restated from time to time, most recently in May 2014. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 10,050,000 shares of common stock, of which 1,140,721 shares remain available for grant at September 30, 2015. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative life-to-date expense is recorded immediately with the remaining expense and recorded on a straight-line basis through the end of the award’s vesting period. Beginning in 2014, a portion of the performance-based restricted stock awards granted contain market conditions as defined by ASC 718. The guidance in ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed straight-line over the service period. Each year we engage a third party to perform a valuation analysis on the awards determined to contain market conditions. Our associated expense with those awards is based on the derived fair value from that analysis and is expensed on a straight-line basis over the service period of the awards. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense	$3,953	$3,771	$12,418	$9,035
Non-vested shares granted	20,600	—	424,387	374,683
Performance-based non-vested shares granted	—	—	66,187	52,083
Stock options exercised	3,000	1,200	146,640	41,445
Restricted stock awards vested (includes performance-based awards)	1,800	2,100	372,004	309,490
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	September 30, 2015	December 31, 2014
Unrecognized stock-based compensation cost	$21,756	$20,577
Weighted average years expense recognition period	2.40	2.11
Total equity awards outstanding (1)	1,085,944	1,255,714

(1)	Includes options outstanding and unvested restricted stock and performance-based awards and restricted stock units.

In 2013, we began to offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferral opportunities above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three or nine months ended September 30, 2015 or 2014.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Federal	$14,251	$12,622	$33,678	$43,480
State	2,109	1,831	3,860	5,511
Total	$16,360	$14,453	$37,538	$48,991

The effective tax rate for the three and nine months ended September 30, 2015 was 35.1% and 33.1%, respectively, and for the three and nine months ended September 30, 2014 was 30.7% and 34.5%, respectively. Our tax rate has been favorably impacted in both periods by the homebuilding manufacturing deduction and in the nine-months ended September 30, 2015 there was a favorable impact from additional estimated federal energy tax credits related to prior tax years. The 2014 impact from such credits was fully recognized in the fourth quarter of 2014. In the second quarter of 2015, there was also a favorable impact from a state tax rate reduction in Texas due to a change in law.

At September 30, 2015 and December 31, 2014, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
In accordance with ASC 740-10, Income Taxes ("ASC 740"), we determine our deferred tax assets and liabilities by taxing jurisdiction. We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at September 30, 2015.
At September 30, 2015, we had no remaining federal NOL carryforward or un-utilized federal tax credits. At September 30, 2015, we had tax benefits for state NOL carryforwards of $4.6 million net of federal benefit, unchanged from December 31, 2014, that began to expire in 2015 depending on the state jurisdiction.
At September 30, 2015, we have income taxes payable of $6.9 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities in the accompanying unaudited balance sheet at September 30, 2015.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2011. We have one state income tax examination pending resolution at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code §382. Based on our analysis performed as of September 30, 2015 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2015	2014
Interest (capitalized)/paid	$(3,732)	$3,801
Income taxes paid	$37,984	$51,668
Non-cash operating activities:
Real estate not owned (decrease)/increase	$(4,999)	$4,710
Real estate acquired through notes payable	$15,220	$581

In July 2012, we entered into our Credit Facility agreement, which has been amended from time to time, as discussed in Note 5. We utilize the Credit Facility as a means for expedited access to liquidity, as needed. We had no outstanding borrowings under the Credit Facility as of September 30, 2015 or December 31, 2014. During the nine months ended September 30, 2015 we had gross borrowings and repayments of $210.0 million, each. The nine month period ended September 30, 2014 had $1.0 million of gross borrowings and repayments.

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

The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Homebuilding revenue (1):
West	$270,202	$234,950	$696,854	$659,596
Central	191,132	179,761	524,633	459,619
East	208,622	142,065	564,982	351,510
Consolidated total	$669,956	$556,776	$1,786,469	$1,470,725
Homebuilding segment operating income:
West	$24,347	$22,204	$53,800	$74,398
Central	19,524	19,323	54,682	47,512
East	13,849	9,295	35,427	30,539
Total homebuilding segment operating income	57,720	50,822	143,909	152,449
Financial services segment profit	5,601	4,294	13,517	10,936
Corporate and unallocated costs (2)	(8,347)	(9,490)	(28,225)	(22,823)
Loss from unconsolidated entities, net	(123)	(134)	(415)	(364)
Interest expense	(4,187)	(460)	(11,962)	(4,569)
Other (expense)/income, net	(3,996)	1,998	(3,445)	6,395
Net earnings before income taxes	$46,668	$47,030	$113,379	$142,024

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Land closing revenue:
West	$—	$10,105	$—	$11,155
Central	7,677	1,147	14,194	3,244
East	395	—	2,091	2,223
Total	$8,072	$11,252	$16,285	$16,622

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At September 30, 2015
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$32,380	$32,272		$26,874		$—	$—		$91,526
Real estate	1,022,906	498,041		567,743		—	—		2,088,690
Investments in unconsolidated entities	204	8,446		—		—	1,724		10,374
Other assets	61,618	70,411	(1)	72,097	(2)	873	268,297	(3)	473,296
Total assets	$1,117,108	$609,170		$666,714		$873	$270,021		$2,663,886

	At December 31, 2014
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$34,622	$31,317		$29,050		$—	$—		$94,989
Real estate	943,600	446,208		487,874		—	—		1,877,682
Investments in unconsolidated entities	204	8,561		—		—	2,015		10,780
Other assets	48,120	80,689	(1)	70,036	(2)	958	132,884	(3)	332,687
Total assets	$1,026,546	$566,775		$586,960		$958	$134,899		$2,316,138

(1)	Balance consists primarily of development reimbursements from local municipalities and cash.

(2)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(3)	Balance consists primarily of cash and our deferred tax asset.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to most pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and our actual future expenditure to resolve those matters could prove to be different from the amount that we accrued or reserved. On a quarterly basis, our senior management and legal team conduct an in-depth review of all active legal claims and litigation matters and we record a legal or warranty accrual representing the estimated total expense required to resolve each such matter. As of September 30, 2015, we have reserved approximately $19.8 million related to non-warranty related litigation and asserted claims. In addition, our $21.1 million warranty reserve includes accruals for all warranty and construction defect claims that are similarly recorded in an amount we believe will be necessary to resolve those warranty and construction defect claims. Except as may be specifically disclosed herein, we currently believe that any reasonably possible additional losses from existing claims and litigation in excess of our existing reserves and accruals would be immaterial, individually and in the aggregate, to our financial results.
Joint Venture Litigation
Since 2008, we have been involved in litigation initiated by the lender group for a large Nevada-based land acquisition and development joint venture in which the lenders were seeking damages in two separate actions on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP Consolidated)). Our interest in this joint venture is comparatively small, totaling 3.53%, but we have vigorously defended and otherwise sought resolution of these actions. We are the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and we contend, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. Pursuant to the lenders’ request and stipulation of the parties, on January 23, 2012, the Court dismissed without prejudice all of the lenders’ claims against Meritage in this consolidated lawsuit.
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

On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion. Later, the Court entered judgments in favor of JP Morgan in a combined amount of $16,630,585, which included prejudgment interest and attorneys' fees. We immediately appealed the Court's rulings and posted a supersedeas bond in the amount of $16,930,477 (which includes additional sums for a potential award of post-judgment interest and attorneys' fees on appeal) staying enforcement of the judgments. On October 26, 2015, the Ninth Circuit Court of Appeals issued an unpublished Memorandum Opinion affirming the trial court's ruling that JP Morgan has standing to pursue its claims against Meritage, and also rejecting Meritage's various other arguments on appeal. We incurred an incremental $4.1 million in charges in the third quarter of 2015 for litigation reserves related to this matter and we believe we have fully reserved for the maximum potential exposure related to this matter; however, we disagree with the opinion of the Ninth Circuit Court of Appeals and plan to challenge/appeal this ruling. In addition, we believe that the four co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any such amounts.
In March 2012, Inspirada Builders, LLC, (an entity owned by the above named four co-venturers) as Estate Representative of bankrupt South Edge, LLC (the original joint venture) filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There were two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for not paying the amounts Meritage fully tendered but South Edge (at the direction of, or as a result of acts or of the failure to perform by, the above named co-venture members) rejected in 2008. The second demand was for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC (which is the new owner of the project and which is owned by the four builders identified above) having purchased it through bankruptcy proceedings. The second demand was dismissed on June 27, 2013. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability, and we have asserted cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. The balance of the parties' arbitration claims are currently pending. We do not believe there is any additional exposure to us related to this arbitration claim beyond that already disclosed and discussed above.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; our ability to alleviate the adverse impact of weather-related delays on our operations, our ability to improve performance in recently acquired divisions; the benefits of our land acquisition strategy and structures, including the use and the benefits of land banking and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure; expectations regarding our industry and our business for the remainder of 2015 and beyond; the impact on gross margins of purchase price adjustments relating to the Legendary acquisition; demographic and other trends related to the homebuilding industry in general; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings we are involved in (including the joint venture litigation relating to the South Edge/Inspirada joint venture) and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit, revenues, net earnings, operating leverage, backlog, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; the impact of new accounting standards and changes in accounting estimates; our perceptions about the importance of joint ventures to our business; and the impact of seasonality and changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; fluctuations in the availability and cost of labor; changes in tax laws that adversely impact our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates and home prices in our markets; weakness in the homebuilding market resulting from a setback in the current economic recovery due to lower oil prices and other factors; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slower order absorption rates; potential write-downs or write-offs of assets; changes in tax laws; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of option deposits; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our potential exposure to natural disasters or severe weather conditions; competition; construction defect and home warranty claims; adverse legal rulings; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; changes in or our failure to comply with laws and regulations; limitations of geographic diversification; fluctuations in quarterly operating results; our financial leverage and level of indebtedness and our ability to take certain actions because of restrictions contained in the indentures for our senior notes and our ability to raise additional capital when and if needed; our credit ratings; successful integration of future acquisitions; our compliance with government regulations and the effect of legislative or other initiatives that seek to restrain growth or new housing construction or similar measures; acts of war; the replication of our "Green" technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2014 under the caption “Risk Factors,” which can be found on our website.
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
The overall market for new homes remained generally positive during the three months ended September 30, 2015, impacted by positive job growth, increases in the number of household formations and interest rates remaining low. Strong overall growth in the new homebuilding market created labor shortages, which were exacerbated in certain markets by unusually heavy rainfall earlier this year. We continued to expand our presence in our markets through new community openings in spite of these weather and labor delays, reporting gains in units and revenues as compared to the same period in 2014.
Summary Company Results
Total home closing revenue was $661.9 million and $1.8 billion for the three and nine months ended September 30, 2015, respectively representing 21.3% and 21.7% increases over the respective prior year periods. This revenue growth was mostly offset by increases in land and labor costs, which negatively impacted margins as compared to the prior year. Much of our growth is from our recently expanded East Region, which has increased its relative contribution to our consolidated results and as a result, its lower margins reduced our 2015 consolidated gross margins and net income to a greater degree as compared to the prior year periods. This Region is primarily comprised of newly-acquired or start up divisions that have not yet achieved the benefits of reaching full operating scale and overhead leverage, therefore generally earning lower margins compared to our established divisions. Accordingly, we generated net income of $30.3 million and $75.8 million for the three and nine months ended September 30, 2015, respectively as compared to $32.6 million and $93.0 million for the same periods in 2014. Home closing margins were lower in 2015 versus 2014 due to higher land costs, the impact of 2015 weather delays and labor shortages, thereby increasing labor costs, coupled with approximately $2.0 million in impairment charges in the third quarter related to option contract terminations and $4.0 million in impairment charges year-to-date as compared to approximately $1.0 and $1.2 million, respectively, for the three and nine-months ended September 30, 2014. Year-to-date net income in 2015 was also reduced as compared to prior year by severance payments related to the departure of a senior executive officer, as well as increased compensation costs driven by accelerated stock-compensation expense as a result of retirement provision triggers being met for certain senior executive officers and non-employee directors.
We experienced consolidated year-over-year growth in closings, orders and backlog, in both units and value for both the three and nine months ended September 30, 2015. As discussed above, the overall unit increases are largely attributable to our market expansion through our prior year acquisitions in Georgia and South Carolina, where we have only partial prior year comparable results, both for the three and nine-month periods. We ended the third quarter of 2015 with 3,043 homes in backlog, valued at $1.3 billion, 12.5% and 21.2% increases over September 30, 2014, respectively. The 22.5% increase in average active community count for the three months ended September 30, 2015 versus the prior year, combined with higher average sales prices and improved orders are largely responsible for the increases in ending backlog. Our average sales price for homes in backlog increased 7.7% to $415,700 at September 30, 2015 from $385,900 at September 30, 2014, as our mix year-over-year shifted to markets that generally demand higher prices such as Florida, North Carolina and California. These two states experienced 38.6% and 24.3% average community count increases quarter over quarter, respectively. Based on our improved community count and higher ending backlog, we believe we are positioned well to finish 2015 with strong closings and revenue growth.
Company Positioning

We remain focused on our main goals of growing our orders and gross margin while controlling overhead costs and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Expanding market share of our smaller divisions;

•	Fully integrating newly acquired divisions into our operating model;

•	Generating additional revenue and improving overhead operating leverage in all of our markets;

•	Generating additional working capital and maintaining adequate liquidity;

•	Continuing to actively acquire and develop lots in key markets in order to maintain and grow our lot supply and active community count;

•	Increasing orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Managing cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Continuing to innovate and promote the Meritage Green energy efficiency program to drive sales;

•	Adapting sales and marketing efforts to increase traffic and compete with both resale and new homes;

•	Actively monitoring our sales, construction and closing processes through customer satisfaction survey scores; and

•	Promoting a positive environment for our employees in order to minimize turnover and retain our employees.

We believe that our investments in communities in strategic locations and in desirable markets along with our industry leading energy efficient product offerings create a successful and differentiated strategy for us in the highly competitive new home market. During the first nine months of 2015, we opened 66 new communities while closing out 45 communities, ending the quarter with 250 actively selling communities, our highest community count in our company history, which we believe positions us for growth moving forward into the fourth quarter and into 2016.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. There have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2015 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2014 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$661,884	$545,524	$116,360	21.3%
Homes closed	1,712	1,522	190	12.5%
Average sales price	$386.6	$358.4	$28.2	7.9%
West Region
Arizona
Dollars	$92,888	$77,793	$15,095	19.4%
Homes closed	302	236	66	28.0%
Average sales price	$307.6	$329.6	$(22.0)	(6.7)%
California
Dollars	$120,387	$97,260	$23,127	23.8%
Homes closed	236	196	40	20.4%
Average sales price	$510.1	$496.2	$13.9	2.8%
Colorado
Dollars	$56,927	$49,792	$7,135	14.3%
Homes closed	123	114	9	7.9%
Average sales price	$462.8	$436.8	$26.0	6.0%
West Region Totals
Dollars	$270,202	$224,845	$45,357	20.2%
Homes closed	661	546	115	21.1%
Average sales price	$408.8	$411.8	$(3.0)	(0.7)%
Central Region - Texas
Central Region Totals
Dollars	$183,455	$178,614	$4,841	2.7%
Homes closed	517	584	(67)	(11.5)%
Average sales price	$354.8	$305.8	$49.0	16.0%
East Region
Florida
Dollars	$90,285	$61,713	$28,572	46.3%
Homes closed	202	164	38	23.2%
Average sales price	$447.0	$376.3	$70.7	18.8%
Georgia
Dollars	$20,663	$11,899	$8,764	73.7%
Homes closed	62	37	25	67.6%
Average sales price	$333.3	$321.6	$11.7	3.6%
North Carolina
Dollars	$63,532	$43,413	$20,119	46.3%
Homes closed	165	104	61	58.7%
Average sales price	$385.0	$417.4	$(32.4)	(7.8)%
South Carolina
Dollars	$25,812	$11,494	$14,318	124.6%
Homes closed	80	37	43	116.2%
Average sales price	$322.7	$310.6	$12.1	3.9%
Tennessee
Dollars	$7,935	$13,546	$(5,611)	(41.4)%
Homes closed	25	50	(25)	(50.0)%
Average sales price	$317.4	$270.9	$46.5	17.2%
East Region Totals
Dollars	$208,227	$142,065	$66,162	46.6%
Homes closed	534	392	142	36.2%
Average sales price	$389.9	$362.4	$27.5	7.6%

	Nine Months Ended September 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,770,184	$1,454,103	$316,081	21.7%
Homes closed	4,603	3,999	604	15.1%
Average sales price	$384.6	$363.6	$21.0	5.8%
West Region
Arizona
Dollars	$227,367	$234,181	$(6,814)	(2.9)%
Homes closed	717	699	18	2.6%
Average sales price	$317.1	$335.0	$(17.9)	(5.3)%
California
Dollars	$302,573	$272,254	$30,319	11.1%
Homes closed	565	546	19	3.5%
Average sales price	$535.5	$498.6	$36.9	7.4%
Colorado
Dollars	$166,914	$142,006	$24,908	17.5%
Homes closed	364	318	46	14.5%
Average sales price	$458.6	$446.6	$12.0	2.7%
West Region Totals
Dollars	$696,854	$648,441	$48,413	7.5%
Homes closed	1,646	1,563	83	5.3%
Average sales price	$423.4	$414.9	$8.5	2.0%
Central Region - Texas
Central Region Totals
Dollars	$510,439	$456,375	$54,064	11.8%
Homes closed	1,466	1,511	(45)	(3.0)%
Average sales price	$348.2	$302.0	$46.2	15.3%
East Region
Florida
Dollars	$254,607	$189,542	$65,065	34.3%
Homes closed	589	482	107	22.2%
Average sales price	$432.3	$393.2	$39.1	9.9%
Georgia
Dollars	$49,178	$11,899	N/M	N/M
Homes closed	156	37	N/M	N/M
Average sales price	$315.2	$321.6	N/M	N/M
North Carolina
Dollars	$148,721	$102,119	$46,602	45.6%
Homes closed	389	248	141	56.9%
Average sales price	$382.3	$411.8	$(29.5)	(7.2)%
South Carolina
Dollars	$77,630	$11,494	N/M	N/M
Homes closed	247	37	N/M	N/M
Average sales price	$314.3	$310.6	N/M	N/M
Tennessee
Dollars	$32,755	$34,233	$(1,478)	(4.3)%
Homes closed	110	121	(11)	(9.1)%
Average sales price	$297.8	$282.9	$14.9	5.3%
East Region Totals
Dollars	$562,891	$349,287	$213,604	61.2%
Homes closed	1,491	925	566	61.2%
Average sales price	$377.5	$377.6	$(0.1)	—%
N/M - Not Meaningful

	Three Months Ended September 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Orders (1)
Total
Dollars	$629,977	$573,643	$56,334	9.8%
Homes ordered	1,567	1,500	67	4.5%
Average sales price	$402.0	$382.4	$19.6	5.1%
West Region
Arizona
Dollars	$96,867	$67,753	$29,114	43.0%
Homes ordered	272	198	74	37.4%
Average sales price	$356.1	$342.2	$13.9	4.1%
California
Dollars	$110,076	$87,610	$22,466	25.6%
Homes ordered	203	157	46	29.3%
Average sales price	$542.2	$558.0	$(15.8)	(2.8)%
Colorado
Dollars	$43,782	$66,744	$(22,962)	(34.4)%
Homes ordered	84	153	(69)	(45.1)%
Average sales price	$521.2	$436.2	$85.0	19.5%
West Region Totals
Dollars	$250,725	$222,107	$28,618	12.9%
Homes ordered	559	508	51	10.0%
Average sales price	$448.5	$437.2	$11.3	2.6%
Central Region - Texas
Central Region Totals
Dollars	$165,206	$181,127	$(15,921)	(8.8)%
Homes ordered	452	537	(85)	(15.8)%
Average sales price	$365.5	$337.3	$28.2	8.4%
East Region
Florida
Dollars	$94,114	$86,145	$7,969	9.3%
Homes ordered	227	207	20	9.7%
Average sales price	$414.6	$416.2	$(1.6)	(0.4)%
Georgia
Dollars	$23,143	$9,447	$13,696	145.0%
Homes ordered	67	31	36	116.1%
Average sales price	$345.4	$304.7	$40.7	13.4%
North Carolina
Dollars	$57,168	$47,862	$9,306	19.4%
Homes ordered	138	128	10	7.8%
Average sales price	$414.3	$373.9	$40.4	10.8%
South Carolina
Dollars	$26,766	$14,225	$12,541	88.2%
Homes ordered	88	44	44	100.0%
Average sales price	$304.2	$323.3	$(19.1)	(5.9)%
Tennessee
Dollars	$12,855	$12,730	$125	1.0%
Homes ordered	36	45	(9)	(20.0)%
Average sales price	$357.1	$282.9	$74.2	26.2%
East Region Totals
Dollars	$214,046	$170,409	$43,637	25.6%
Homes ordered	556	455	101	22.2%
Average sales price	$385.0	$374.5	$10.5	2.8%

	Nine Months Ended September 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Home Orders (1)
Total
Dollars	$2,188,604	$1,747,118	$441,486	25.3%
Homes ordered	5,532	4,672	860	18.4%
Average sales price	$395.6	$374.0	$21.6	5.8%
West Region
Arizona
Dollars	$290,172	$220,772	$69,400	31.4%
Homes ordered	880	665	215	32.3%
Average sales price	$329.7	$332.0	$(2.3)	(0.7)%
California
Dollars	$419,987	$315,270	$104,717	33.2%
Homes ordered	750	599	151	25.2%
Average sales price	$560.0	$526.3	$33.7	6.4%
Colorado
Dollars	$213,610	$185,993	$27,617	14.8%
Homes ordered	454	417	37	8.9%
Average sales price	$470.5	$446.0	$24.5	5.5%
West Region Totals
Dollars	$923,769	$722,035	$201,734	27.9%
Homes ordered	2,084	1,681	403	24.0%
Average sales price	$443.3	$429.5	$13.8	3.2%
Central Region - Texas
Central Region Totals
Dollars	$574,533	$613,821	$(39,288)	(6.4)%
Homes ordered	1,644	1,889	(245)	(13.0)%
Average sales price	$349.5	$324.9	$24.6	7.6%
East Region
Florida
Dollars	$295,634	$218,651	$76,983	35.2%
Homes ordered	693	560	133	23.8%
Average sales price	$426.6	$390.4	$36.2	9.3%
Georgia
Dollars	$64,051	$9,447	N/M	N/M
Homes ordered	197	31	N/M	N/M
Average sales price	$325.1	$304.7	N/M	N/M
North Carolina
Dollars	$191,460	$124,943	$66,517	53.2%
Homes ordered	467	311	156	50.2%
Average sales price	$410.0	$401.7	$8.3	2.1%
South Carolina
Dollars	$85,767	$14,225	N/M	N/M
Homes ordered	283	44	N/M	N/M
Average sales price	$303.1	$323.3	N/M	N/M
Tennessee
Dollars	$53,390	$43,996	$9,394	21.4%
Homes ordered	164	156	8	5.1%
Average sales price	$325.5	$282.0	$43.5	15.4%
East Region Totals
Dollars	$690,302	$411,262	$279,040	67.8%
Homes ordered	1,804	1,102	702	63.7%
Average sales price	$382.7	$373.2	$9.5	2.5%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

N/M - Not Meaningful

	Three Months Ended September 30,
	2015		2014
	Ending	Average	Ending	Average
Active Communities
Total	250	245.0	225	200.0
West Region
Arizona	41	42.0	42	42.0
California	26	23.0	22	18.5
Colorado	15	15.5	16	14.5
West Region Totals	82	80.5	80	75.0
Central Region - Texas
Central Region Totals	70	68.0	65	67.0
East Region
Florida	31	30.5	26	22.0
Georgia	17	16.5	11	5.5
North Carolina	25	25.0	20	16.5
South Carolina	17	18.5	19	9.5
Tennessee	8	6.0	4	4.5
East Region Totals	98	96.5	80	58.0

	Nine Months Ended September 30,
	2015		2014
	Ending	Average	Ending	Average
Active Communities
Total	250	239.5	225	206.5
West Region
Arizona	41	41.0	42	41.0
California	26	25.0	22	22.0
Colorado	15	16.0	16	15.0
West Region Totals	82	82.0	80	78.0
Central Region - Texas
Central Region Totals	70	64.5	65	67.5
East Region
Florida	31	30.0	26	23.0
Georgia	17	15.0	11	5.5
North Carolina	25	23.0	20	18.5
South Carolina	17	18.5	19	9.5
Tennessee	8	6.5	4	4.5
East Region Totals	98	93.0	80	61.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cancellation Rates (1)
Total	15%	14%	12%	13%
West Region
Arizona	11%	12%	9%	13%
California	14%	21%	10%	16%
Colorado	18%	10%	11%	11%
West Region Totals	14%	15%	10%	14%
Central Region - Texas
Central Region Totals	19%	15%	15%	14%
East Region
Florida	11%	10%	14%	11%
Georgia	16%	11%	13%	11%
North Carolina	11%	8%	10%	10%
South Carolina	9%	24%	8%	24%
Tennessee	23%	4%	10%	3%
East Region Totals	12%	11%	12%	10%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At September 30,		Quarter over Quarter
	2015	2014	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,264,872	$1,043,741	$221,131	21.2%
Homes in backlog	3,043	2,705	338	12.5%
Average sales price	$415.7	$385.9	$29.8	7.7%
West Region
Arizona
Dollars	$129,023	$83,830	$45,193	53.9%
Homes in backlog	355	244	111	45.5%
Average sales price	$363.4	$343.6	$19.8	5.8%
California
Dollars	$241,377	$150,479	$90,898	60.4%
Homes in backlog	397	278	119	42.8%
Average sales price	$608.0	$541.3	$66.7	12.3%
Colorado
Dollars	$168,329	$136,371	$31,958	23.4%
Homes in backlog	358	301	57	18.9%
Average sales price	$470.2	$453.1	$17.1	3.8%
West Region Totals
Dollars	$538,729	$370,680	$168,049	45.3%
Homes in backlog	1,110	823	287	34.9%
Average sales price	$485.3	$450.4	$34.9	7.7%
Central Region - Texas
Central Region Totals
Dollars	$373,135	$403,101	$(29,966)	(7.4)%
Homes in backlog	1,036	1,170	(134)	(11.5)%
Average sales price	$360.2	$344.5	$15.7	4.6%
East Region
Florida
Dollars	$143,597	$118,381	$25,216	21.3%
Homes in backlog	341	286	55	19.2%
Average sales price	$421.1	$413.9	$7.2	1.7%
Georgia
Dollars	$31,457	$21,322	$10,135	47.5%
Homes in backlog	94	65	29	44.6%
Average sales price	$334.6	$328.0	$6.6	2.0%
North Carolina
Dollars	$110,907	$77,138	$33,769	43.8%
Homes in backlog	263	196	67	34.2%
Average sales price	$421.7	$393.6	$28.1	7.1%
South Carolina
Dollars	$34,257	$31,915	$2,342	7.3%
Homes in backlog	106	90	16	17.8%
Average sales price	$323.2	$354.6	$(31.4)	(8.9)%
Tennessee
Dollars	$32,790	$21,204	$11,586	54.6%
Homes in backlog	93	75	18	24.0%
Average sales price	$352.6	$282.7	$69.9	24.7%
East Region Totals
Dollars	$353,008	$269,960	$83,048	30.8%
Homes in backlog	897	712	185	26.0%
Average sales price	$393.5	$379.2	$14.3	3.8%
(1)    Our backlog represents net sales that have not closed.

Operating Results
Companywide. Home closing revenue for the three months ended September 30, 2015 increased 21.3% to $661.9 million when compared to the prior year, mainly driven by a 12.5% increase or 190 additional home closings combined with a $28,200 increase in average sales price. Home order value also improved, growing by 9.8% to $630.0 million on 1,567 homes in the third quarter of 2015 as compared to $573.6 million on 1,500 homes in 2014. The improved value on orders was the result of the 67 or 4.5% incremental orders, along with a $19,600 increase in average sales prices. The largest year-over-year revenue and order growth in both units and dollars came from our East Region, reflecting the result of new markets from acquisitions with a full third quarter of operations in 2015 as compared to only a partial quarter of operations in 2014, combined with organic growth from our existing East Region markets. Our average active community count company-wide increased by 22.5% to our highest community count in our company history, ending the third quarter with 250 communities as compared to 225 at September 30, 2014. Consistent with our units growth, community count expansion was also led by our East Region, which had a 66.4% year-over-year increase in average active communities. We have made a concerted effort to expand our operations both in our new and existing markets within the East Region. The improved home orders and average sales prices contributed to our company-wide 338-home and $221.1 million increase in ending backlog, 12.5% and 21.2% improvements over the prior year, respectively.
We experienced similar trends for the nine months ended September 30, 2015 as we did for the third quarter with a 21.7% increase in home closing revenue to $1.8 billion for the nine months ended September 30, 2015 compared to $1.5 billion for the 2014 period. Total closing units for the nine-month period improved by 604 units or 15.1% year-over-year. Orders improved by 860 units or 18.4% for a total of 5,532 homes valued at $2.2 billion.
West. During the three months ended September 30, 2015, home closings rose 21.1%, with 115 more homes closed as compared to the 2014 period with a slight drop in average sales prices, ending the third quarter of 2015 with $270.2 million in home closing revenue, a 20.2% improvement over 2014. Orders in the West Region grew by 10.0%, with 559 orders valued at $250.7 million versus 508 orders at $222.1 million in the prior year. These results led to ending backlog value in the Region of $538.7 million on 1,110 homes as compared to $370.7 million on 823 homes in the prior year, 45.3% and 34.9% improvements, respectively.

Demand in the West Region continued to improve as evidenced by the consistent orders pace of 6.9 for the quarter ended September 30, 2015 as compared to 6.8 in the prior year period and the increased number of actively selling communities. Arizona was the largest growth contributor for the Region in terms of both closing units and order units, with 28.0% and 37.4% improvements, respectively. Demand in Arizona has started to recover from the soft 2014 local market conditions, as evidenced by our increased orders pace of 38.3%. The California market continues to generate strong buyer demand, demonstrated by the sustained strong orders pace in the third quarter of 2015, which continues to outpace all of our other states. This consistent orders pace coupled with the 24.3% higher average active community count contributed to the 25.6% and 29.3% increases in order value and orders, respectively, over the third quarter of 2014. Colorado experienced a modest increase in closings and a year-over-year decline in orders of 69 units or 45.1% during the three months ended September 30, 2015. The decline in orders was partially offset by the continued rising averages sales prices of $85,000. Community location and product mix on orders largely drove the average sales price improvements. Wet weather-related delays in Colorado were largely responsible for the flat closings results as compared to prior year as they extended build times and pushed out closing dates. The decline in orders year-over-year is also weather delay driven, as the longer build times discouraged some buyers out of the new home market and into the shorter turn-around resale market. We believe this is temporary and once new home builders are able to catch up from the lost production, demand will resume in this market.

Year-to-date results for the West Region resulted in home closing revenue of $696.9 million, a 7.5% increase from 2014. Modestly higher average sales prices of $8,500, coupled with 83 additional closing units, are responsible for the improved revenue. The modest year-over-year improvements in units closed and home closing revenue were impacted by the lower beginning backlog, particularly in Arizona, due to the softened 2014 local market. The softer Arizona demand in 2014 put downward pressure on orders and sales prices last year, which directly impacted first half of 2015 closings. Orders year-to-date saw significant positive year-over-year trends in the West, with 27.9% and 24.0% growth in value and homes, respectively. All three states in the region generated improvements year-to-date, which directly led to third quarter backlog increases.
Central. The Central Region, made up of our Texas markets, closed 517 homes totaling $183.5 million in home closing revenue. The 11.5% volume decline was offset by a 16.0% or $49,000 average sales price increase, leading to overall home closing revenue growth of $4.8 million or 2.7%. Home closings as well as the 15.8% lower orders were both impacted by the increased build times and labor shortages as a result of the severe spring weather experienced in both the Dallas and Houston markets. This also contributed to our orders pace decline of 17.5% year-over-year, a combined result of longer build times from inclement weather discouraging some potential buyers and the impact that lower oil prices are having in the Houston market. We believe the lower oil prices also led to an increase in the number of cancellations experienced in Texas, as potential buyers are delaying their purchase decisions until there is more certainty surrounding oil prices. The decrease in orders was partially offset by the $28,200 or 8.4% increase in average sales prices. These results translated to a 11.5% lower number of homes in backlog at September 30, 2015, with 1,036 homes valued at $373.1 million.
The Central Region reported a $54.1 million increase in revenue year-to-date, in spite of 45 fewer units closed due to rising average sales prices of $46,200 or 15.3% year over year. Nine-month order results echoed the third quarter results, declining 245 homes and $39.3 million from prior year.
East. Our East Region generated our most significant year-over-year improvements with 534 closings and $208.2 million in revenue in the third quarter of 2015, 36.2% and 46.6% increases, respectively, from the same period in 2014. The Region also reported higher results in orders year over year generating $43.6 million of additional order dollars, mostly due to the 22.2% increase in home orders. The volume increases are largely credited to the 66.4% increase in the average number of actively selling communities driven by the new markets we have entered in this Region. While the newer markets are contributing more units and actively selling communities as compared to prior year, the orders pace in those markets is below our company average and negatively impacting the consolidated East Region orders pace, with a 26% year-over-year decline. We have made recent adjustments to sales processes in these new markets that have proven successful in our more established divisions that we believe will assist with improving orders pace in these markets moving forward. Organic community growth within Florida and North Carolina was significant as well, reporting 38.6% and 51.5% average active community count increases, respectively. The Region ended the third quarter with 98 actively selling communities as compared to 80 in 2014 and ended the quarter with a 185-home and $83.0 million increase in ending backlog, 26.0% and 30.8% gains, respectively.

The Florida market is the largest contributor to the Region's results reporting $90.3 million in closing revenue on 202 home closings, increases of 46.3% and 23.2%, respectively. Additionally, Florida generated a 9.3% increase in order value year over year, with $94.1 million on 227 new orders. The improvements in both closings and orders are directly attributable to the increased active community count mentioned above. The combination of these improved orders metrics translated to a 55 home and $25.2 million increase in backlog at September 30, 2015 over September 30, 2014. Operations in North Carolina contributed 165 homes or $63.5 million in closings and 138 homes and $57.2 million in order volume from 25.0 average actively-selling communities in the third quarter of 2015. All of these improvements increased the impact the North Carolina market had on the consolidated East Region results and helped to drive the Region's improvements. Tennessee reported reduced home closing revenue in the third quarter 2015 of $5.6 million on 25 fewer units versus 2014. The largest driver for this decline is from the temporary reduction of actively-selling communities in the first half of 2015. We opened four new communities in the latter half of the third quarter, which we believe will contribute to growth moving forward. Our newest markets from the Legendary Communities acquisition in Georgia and South Carolina have only partial 2014 results and contributed 62 and 80 closings valued at $20.7 million and $25.8 million, respectively, during the 2015 quarter. Georgia and South Carolina also provided 67 and 88 orders in the third quarter, respectively, resulting in ending backlog of 94 homes valued at $31.5 million in Georgia and 106 homes valued at $34.3 million in South Carolina at September 30, 2015.

The East Region results for the nine-months ended September 30, 2015 reported significant year-over-year increases as the Region has grown both within existing markets and through new market expansion. As a result, $562.9 million in home closing revenue on 1,491 homes was recorded in 2015 versus $349.3 million on 925 homes in 2014. The 52.5% active community count growth drove orders for the nine month period in 2015 up to 1,804 with $690.3 million in total value, 63.7% and 67.8% improvements over the same period in 2014.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $8.1 million, and $11.3 million for the three months ending September 30, 2015 and 2014, respectively and $16.3 million and $16.6 million for the nine months ended September 30, 2015 and 2014, respectively. Modest profits were recognized on these land sales of $0.6 million and $1.3 million for the three and nine months ended September 30, 2015, respectively. Prior year results for both the third quarter and the nine month period recognized losses of $0.5 million and $1.5 million, respectively, mainly due to the sale of the majority of our remaining assets in the Las Vegas market, which we exited in 2011.

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$125,617	19.0%	$111,238	20.4%	$335,341	18.9%	$313,798	21.6%

West	$50,377	18.6%	$46,254	20.6%	$126,274	18.1%	$143,749	22.2%

Central	$39,247	21.4%	$39,339	22.0%	$109,973	21.5%	$99,875	21.9%

East	$35,993	17.3%	$25,645	18.1%	$99,094	17.6%	$70,174	20.1%

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

Companywide. Home closing gross margin decreased to 19.0% and 18.9% for the three and nine months ended September 30, 2015, respectively, as compared to 20.4% and 21.6% for the same prior year periods. The increases in home closing revenue generated $14.4 million and $21.5 million in additional gross profit for the three and nine months ended September 30, 2015, respectively, as compared to prior year. The 140-basis point decline in gross margin for the third quarter is due to rising land costs as most of our markets have experienced steadily increasing land prices over the last several years. Labor shortages in specific markets resulting in higher labor costs also placed pressure on margins in 2015. In addition, company-wide gross margins declined approximately 30 basis-points due to impairment charges, mainly in the East Region during the three months ended September 30, 2015. In 2015, the lower margin East Region made up a larger percentage of our closings as compared to the prior year given our significant expansion efforts. The lower margins generated in the East Region are primarily caused by its composition of new and/or smaller divisions, which are not yet scaled and operating with the same efficiencies as our other divisions. The same factors that impacted third quarter gross margins were echoed in our nine months ended results as compared to the prior year.
West. Our West Region had our largest declines in home closing gross margin, with 18.6% for the third quarter of 2015 compared to 20.6% in 2014 and 18.1% versus 22.2% for the nine-months ended September 30, 2015 and 2014, respectively. Third quarter margin decline from prior year is largely the result of higher land prices in all states within the Region and increasing labor costs attributable to the recent weather delays the Colorado market has faced. The decline on year-to-date margins is partially the result of the rapid price appreciation in late 2013, particularly in Arizona and California, which drove 2014 gross margins to temporarily-elevated and unusually high levels for the first half of the year. Year-to-date margins were also impacted by approximately 27 basis points due to impairment charges taken in the second quarter. Increasing land costs throughout the Region and notable market softness in Arizona throughout 2014 also led to margin erosion in this Region year to date. A large percentage of our Arizona closings in the first half of 2015 were from orders received in latter 2014 when soft local market conditions led to lower average sales prices and therefore lower gross margins. While demand in Arizona has picked up and sales prices have stabilized, the impact of higher land price increases in the West Region is expected to remain.
Central. The Central Region reported slightly lower home closing gross margin year over year, with 21.4% in 2015 versus 22.0% in 2014 for the third quarter results. The labor shortages which were exacerbated by weather delays have placed pressure on labor costs in certain Texas markets, thereby reducing home closing gross margins year over year. This Region in recent years has provided the least volatile results in gross margin as it has enjoyed a more stable economic environment. Year-to-date margins in this Region also declined slightly to 21.5% in 2015 versus 21.9% in 2014.
East. The East Region reported decreased gross margins in the third quarter and first nine months of 17.3% and 17.6%, respectively, versus 18.1% and 20.1% in 2014. Gross margin in this Region temporarily bears the impact of acquisition accounting adjustments from Legendary Communities and currently delivers our lowest gross margins. These accounting adjustments will continue to dissipate as we work through closing out the acquired inventory with the most significant adjustments. In addition to our new Legendary Communities operations that are not yet fully integrated and scaled to our normal company operating levels, the East Region is comprised of several other newer and smaller markets which typically generate lower operating margins as overhead leverage is reduced. As we establish ourselves with a solid land pipeline and grow our market share within these new and smaller markets and gain better purchasing power with our subcontractors in these markets, we expect to improve our operating leverage and gross margin. This Region also incurred impairment charges related to terminated option contracts which impacted gross margin by approximately 96 and 37 basis points for the three and nine months ended September 30, 2015, respectively.
Financial services profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Financial services profit	$5,601	$4,294	$13,517	$10,936
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. The increase in financial services profit year over year is primarily the result of the increase in home closings.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commissions and Other Sales Costs
Dollars	$48,097	$40,211	$134,876	$107,250
Percent of home closing revenue	7.3%	7.4%	7.6%	7.4%
General and Administrative Expenses
Dollars	$28,774	$29,218	$86,074	$75,460
Percent of total closing revenue	4.3%	5.2%	4.8%	5.1%
Loss from Other Unconsolidated Entities, Net
Dollars	$123	$134	$415	$364
Interest Expense
Dollars	$4,187	$460	$11,962	$4,569
Other Income, Net
Dollars	$(3,996)	$1,998	$(3,445)	$6,395
Provision for Income Taxes
Dollars	$16,360	$14,453	$37,538	$48,991
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $7.9 million and $27.6 million for the three and nine months ended September 30, 2015, respectively, versus the respective prior year periods, representing 7.3% and 7.6% of home closing revenue in 2015 compared to 7.4% in both 2014 periods. The dollar increases relate to increased commission expense attributable to higher closing units and revenue dollars. Costs as a percentage of home closing revenue for both the three month and nine month periods were relatively flat year-over-year.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. These expenses decreased to $28.8 million for the three months ended September 30, 2015 compared to $29.2 million in 2014. For the nine months ended September 30, 2015, general and administrative expenses increased to $86.1 million as compared to $75.5 million for the same period in 2014. Year-to-date expense in 2015 was impacted by severance payments of approximately $3.1 million related to the departure of a senior executive officer in accordance with the terms of his employment agreement. In addition, we incurred increased compensation costs driven by accelerated stock-compensation expense of approximately $2.1 million as a result of retirement provision triggers being met for certain senior executive officers and non-employee directors. These accelerated charges were partially offset by reduced compensation expense. Third quarter and year-to-date 2015 results also include divisional overhead costs incurred in our newer markets in Atlanta and Greenville, which had only partial year comparable costs in the prior year. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels.
Loss from Other Unconsolidated Entities, Net. Loss from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint venture's most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The third quarter and nine months ended results for both 2015 and 2014 are consistent year over year with small consolidated net losses.

Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, convertible senior notes and our Credit Facility. During the three months ended September 30, 2015 and September 30, 2014, our non-capitalizable interest expense was $4.2 million and $0.5 million, respectively. For the year-to-date results, our interest expense was $12.0 million and $4.6 million, respectively. The increase in expense year over year is largely the result of increased interest charges associated with intra-period amounts drawn on our Credit Facility during the first half of 2015, in addition to the interest expense related to the $200 million of 6.0% Senior Notes issued in June 2015. Additionally, as our qualifying asset base did not experience a corresponding increase, much of the additional interest charges were recognized as interest expense.
Other Income, Net. Other income, net primarily consists of (i) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, (ii) sub lease income, (iii) interest earned on our cash and cash equivalents, and (iv) payments and awards related to legal settlements. The year-over-year decline in Other income, net for both the three and nine months periods is largely the result of favorable legal settlements in 2014, with an unfavorable legal reserve adjustment of $4.1 million recorded in the three month period ended in 2015. Reference is made to Note 15 in the accompanying unaudited consolidated financial statements.
Income Taxes.
The effective tax rate was 35.1% and 30.7% for the three months ended September 30, 2015 and 2014, respectively, and 33.1% and 34.5% for the nine months ended September 30, 2015 and 2014, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction and in the nine months ended September 30, 2015 there was a favorable impact from additional estimated federal energy tax credits related to prior tax years. In the second quarter of 2015, there was also a favorable impact from a state tax rate reduction in Texas due to a change in law.

Liquidity and Capital Resources
Overview
Our principal uses of capital in 2015 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. We used funds generated by operations, our new debt offering and availability under our Credit Facility to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating positive margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the nine months ended September 30, 2015 and September 30, 2014, net cash used in operations totaled $53.2 million and $229.6 million, respectively. Results from operating cash flows in both 2015 and 2014 benefited from cash generated by the $75.8 million and $93.0 million in net earnings, respectively, offset mainly by the respective increases in real estate of $198.5 million and $343.8 million due to increased land and land development spending. Increases in accounts payable and accrued liabilities of $39.9 million and $33.9 million, respectively also contributed to the net results from operating cash flows.

Investing Cash Flow Activities

During the nine months ended September 30, 2015, net cash used in investing activities totaled $12.5 million as compared to $67.2 million for the same period in 2014. Cash used in investing activities in 2015 is mainly attributable to the purchases of property and equipment of $12.3 million. Net cash used in investing activities in the first nine months of 2014 primarily related to the net impact of the $130.7 million cash outlay for the acquisition of Legendary coupled with $115.6 million in maturities of new investments and securities comprised of treasury securities and treasury-backed investments.

Financing Cash Flow Activities

During the nine months ended September 30, 2015, net cash provided by financing activities totaled $197.9 million as compared to $106.8 million for the same period in 2014. The net cash provided by financing activities in 2015 is primarily the result of proceeds received in connection with our $200 million of 6.0% Senior Notes issued in June 2015. The net increase in financing cash in 2014 is primarily the result of the net proceeds of $110.4 million received in connection with our issuance of common stock in January 2014.

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

During the three months ended September 30, 2015, we closed 1,712 homes, purchased about 1,900 lots for $114.3 million, spent $57.0 million on land development, $6.0 million on lot option deposits, and started 1,980 homes. The opportunity to purchase substantially finished lots in desired locations is more limited and competitive as compared to prior years. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the third quarter of 2015 with $235.4 million of cash and cash equivalents, a $132.1 million increase from December 31, 2014, mainly due to the cash received from our new debt issuance as discussed in Note 6 of the accompanying unaudited financial statements. As we have no debt maturities until 2018, we expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Notes 5 and 6 in the accompanying unaudited consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Notes payable and other borrowings	$1,145,958	$935,208
Stockholders’ equity	1,202,669	1,109,489
Total capital	$2,348,627	$2,044,697
Debt-to-capital (1)	48.8%	45.7%
Notes payable and other borrowings	$1,145,958	$935,208
Less: cash and cash equivalents	(235,409)	(103,333)
Net debt	910,549	831,875
Stockholders’ equity	1,202,669	1,109,489
Total net capital	$2,113,218	$1,941,364
Net debt-to-capital (2)	43.1%	42.9%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2015. Our actual financial covenant calculations as of September 30, 2015 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$768,307	$1,154,119
Leverage Ratio	<60%	40%
Interest Coverage Ratio (1)	>1.50	4.13
Minimum Liquidity (1)	>$64,706	$718,214
Investments other than defined permitted investments	<$346,236	$10,374

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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosures.
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

Joint Venture Litigation

Since 2008, we have been involved in litigation initiated by the lender group for a large Nevada-based land acquisition and development joint venture in which the lenders were seeking damages in two separate actions on the basis of enforcement of completion guarantees and other related claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP Consolidated)). Our interest in this joint venture is comparatively small, totaling 3.53%, but we have vigorously defended and otherwise sought resolution of these actions. We are the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and we contend, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. Pursuant to the lenders’ request and stipulation of the parties, on January 23, 2012, the Court dismissed without prejudice all of the lenders’ claims against Meritage in this consolidated lawsuit.

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

On September 4, 2012, the Court ruled on a motion for summary judgment that JP Morgan has standing to pursue its repayment guarantee claims against Meritage, and that Meritage was liable thereunder to JP Morgan and that the parties should be permitted to conduct discovery with respect to the amount of damages to which JP Morgan is entitled under the repayment guarantee. Following limited discovery, JP Morgan filed a motion for summary judgment with respect to damages, and on June 17, 2013 the Court granted the motion. Later, the Court entered judgments in favor of JP Morgan in a combined amount of $16,630,585, which included prejudgment interest and attorneys' fees. We immediately appealed the Court's rulings and posted a supersedeas bond in the amount of $16,930,477 (which includes additional sums for a potential award of post-judgment interest and attorneys' fees on appeal) staying enforcement of the judgments. On October 26, 2015, the Ninth Circuit Court of Appeals issued an unpublished Memorandum Opinion affirming the trial court's ruling that JP Morgan has standing to pursue its claims against Meritage, and also rejecting Meritage's various other arguments on appeal. We incurred an incremental $4.1 million in charges in the third quarter of 2015 for litigation reserves related to this matter and we believe we have fully reserved for the maximum potential exposure related to this matter; however, we disagree with the opinion of the Ninth Circuit Court of Appeals and plan to challenge/appeal this ruling. In addition, we believe that the four co-venturers in the South Edge entity

(KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for any amounts that Meritage may ultimately be required to pay under the repayment guarantee, and we have filed claims against those builders to, among other things, recover from them any such amounts.

In March 2012, Inspirada Builders, LLC (an entity owned by the above named four co-venturers), as Estate Representative of bankrupt South Edge, LLC (the original joint venture), filed demand for arbitration in the United States Bankruptcy Court in the District of Nevada against Meritage Homes of Nevada, Inc. There were two main demands against us contained in this filing. The first is a demand for $13.5 million, relating to alleged breaches of the Operating Agreement of South Edge, LLC, for not paying the amount Meritage fully tendered but South Edge (at the direction of, or as a result of acts of or the failure to perform by, the above-named co-venture members) rejected in 2008. The second demand was for $9.8 million relating to our supposed pro rata share of alleged future infrastructure improvement costs to be incurred by Inspirada Builders, LLC, which is the new owner of the project, having purchased it through bankruptcy proceedings. The second demand was dismissed on June 27, 2013. The $13.5 million claim identified above represents the same alleged obligation that is the subject of the pending repayment guarantee litigation between us and JP Morgan that is described above. Meritage has filed a response to Inspirada Builders' arbitration claims denying liability and we have asserted cross-claims against the four above-named co-venture builders for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnity. The balance of the parties' arbitration claims are currently pending. We do not believe there is any additional exposure to us related to this arbitration claim beyond that already disclosed and discussed in this Legal Proceedings section.
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
Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended September 30, 2015.
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

101.0
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October 2015.

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

101
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.