Form 10-K
period 2015-12-31
Meritage Homes CORP
filed 2016-02-17
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
The aggregate market value of common stock held by non-affiliates of the registrant (37,564,340 shares) as of June 30, 2015, was $1.8 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 16, 2016 was 39,785,914.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

PART I
Item 1. Business
The Company
Meritage Homes is a leading designer and builder of single-family detached homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. These three regions are our principal homebuilding operating segments. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Refer to Note 14 of the consolidated financial statements for information regarding our operating and reporting segments.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we currently operate under the name of Phillips Builders, and in the Greenville market where we currently operate under the Legendary Communities brand for all communities open for sales as of the date of our acquisition and as Meritage Homes for all subsequently opened Greenville communities. We also operate under the name Monterey Homes in some markets. At December 31, 2015, we were actively selling homes in 254 communities, with base prices ranging from approximately $132,000 to $1,360,000. Our average sales price on closings and orders were $388,200 and $397,600, respectively for the year ended December 31, 2015.
Available Information; Corporate Governance
Meritage Homes Corporation was incorporated in 1988 as a real estate investment trust in the State of Maryland. On December 31, 1996, through a merger, we acquired the homebuilding operations of our predecessor company. We currently focus on homebuilding and related activities and no longer operate as a real estate investment trust. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries.
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
Meritage operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee, nominating/governance committee and land committee. The charters for each of these committees are available on our website, along with our Code of Ethics, Corporate Governance Principles and Practices, Conflict of Interest Policy and Securities Trading Policy. All of our employees, officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance. Our committee charters, Code of Ethics, Corporate Governance Principles and Practices, Conflict of Interest Policy and Securities Trading Policy are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address: Meritage Homes Corporation, 8800 East Raintree Drive, Suite 300, Scottsdale, Arizona 85260, Attention: General Counsel. Our telephone number is (480) 515-8100.
Strategy
All facets of our operations are governed by the principles of our strategic model which defines Meritage's culture and operational parameters, ensuring that our actions are aligned around the achievement of our goals. This model combines our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including: management, land acquisition and development, finance, marketing, sales, purchasing, construction and customer care. The main tenets of our strategic model are to:

•	Employ our knowledge of customer preferences to align our product offerings with homebuyers’ changing demands;

•
Continuously improve our construction process by working with our vendors to find mutual efficiencies in order to construct high-quality homes at the lowest possible cost, while incorporating our energy-efficiency technologies and other innovative concepts into routine construction practices;

•	Provide an efficient sales-to-close cycle time by refining our processes and streamlining scheduling and production.

•	Constantly evaluate our pricing, and refine our product and community amenity offerings to better appeal to buyers;

•
Customize our sales techniques for today’s buyers and their preferences, including an increased use of technology in providing information about our homes and in selecting options for home customization;

•	Educate our sales team about our energy-efficient offerings and other features of our homes and on the availability of mortgage products;

•
Provide the highest level of customer service and care by working closely with our buyers throughout the sales and construction process and monitoring their satisfaction routinely after delivery of their homes;

•	Strategically grow our business within our submarkets utilizing our state-of-the-art market research tools to make informed decisions about land purchases;

•	Ensure that we have the best team available by hiring and nurturing top talent, expecting top level performance and allocating proper resources to drive execution of our business plan; and

•	Maintain sufficient capital and liquidity to take advantage of market opportunities while holding leverage at moderate levels to optimize shareholder returns.
These tenets drive our short- and long-term goals and are evident in the operational decisions made in each of our divisions and communities, all of which contribute to the successes we have achieved with our customers, within the marketplace and within our homebuilder peer group.
With our focus on innovation, we employ industry-leading building techniques and technologies throughout Meritage aimed at setting the standard for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct (except those we construct in markets in which we recently acquired the assets of another company), meets ENERGY STAR® standards, with many of our communities greatly surpassing those levels, offering our customers homes that utilize, on average, half of the energy of the standard US home. Our commitment to incorporate these energy standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these as standard features to our home buyers for nominal additional cost. As a result of our innovative building practices, we have benefited from energy tax credits of approximately $30.0 million through December 31, 2015.
Year after year, we build homes that exceed the ENERGY STAR® requirements for energy efficiency, which helps deliver long- and short-term savings to our homeowners. As a result, for the third consecutive year, we have earned the EPA's highest ENERGY STAR award, "Partner of the Year - Sustained Excellence". Because of our recognized industry leadership, utility companies and the US Department of Energy periodically partner with us to introduce advanced building technologies into the homes we build that further differentiate our product in the marketplace when compared against both new and resale homes. This financial backing provides us with a competitive advantage while allowing our buyers to live in more comfortable, healthy and cost-effective homes.
In 2014, we proudly issued our first Corporate Sustainability Report ("Sustainability Report"), voluntarily reporting our 2013 sustainability practices in compliance with the standards of the Global Reporting Initiative Guidelines. A copy of our Sustainability Report is available on our website and we are currently working on our 2015 bi-annual Sustainability Report which we plan to issue later in 2016.

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

Our homes range from entry level to luxury. A summary of activity by region as of and for the years ended December 31, 2015 and 2014 follows (dollars in thousands):

	Year Ended December 31, 2015		At December 31, 2015
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	1,008	$322.8	317	$117,906	5,993	41
California	888	$538.5	289	184,146	2,353	24
Colorado	495	$452.8	332	162,151	1,685	16
West Region Total	2,391	$429.8	938	$464,203	10,031	81
Central Region
Texas	2,025	$348.3	942	$350,194	8,128	72
Central Region Total	2,025	$348.3	942	$350,194	8,128	72
East Region
Florida	843	$428.4	287	$118,006	3,806	31
Georgia	228	$319.8	95	33,426	1,152	17
North Carolina	551	$391.4	260	111,478	2,326	26
South Carolina	330	$308.6	88	30,111	1,607	18
Tennessee	154	$305.4	82	30,263	735	9
East Region Total	2,106	$379.2	812	$323,284	9,626	101
Total Company	6,522	$388.2	2,692	$1,137,681	27,785	254

	Year Ended December 31, 2014		At December 31, 2014
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	924	$332.6	192	$66,218	6,561	41
California	785	$503.3	212	123,963	2,839	24
Colorado	464	$445.5	268	121,633	1,564	17
Nevada	—	$—	—	—	25	—
West Region Total	2,173	$418.4	672	$311,814	10,989	82
Central Region
Texas	2,224	$307.4	858	$309,041	9,107	59
Central Region Total	2,224	$307.4	858	$309,041	9,107	59
East Region
Florida	699	$396.3	237	$102,570	3,784	29
Georgia	90	$329.3	53	16,584	1,567	13
North Carolina	386	$409.3	185	68,168	1,907	21
South Carolina	112	$323.6	70	26,120	2,102	20
Tennessee	178	$273.5	39	12,155	839	5
East Region Total	1,465	$375.1	584	$225,597	10,199	88
Total Company	5,862	$365.5	2,114	$846,452	30,295	229

(1)	“Home Sites Controlled” is the estimated number of homes that could be built on unstarted lots we control, including lots available for sale and on undeveloped land.

The average closing price increase in 2015 versus 2014 highlights a shift to communities offering larger homes that have higher average sales prices, the mix of closings throughout our geographies, and to a lesser extent, our ability to initiate modest price increases in certain locations. Our closings volume increase coupled with these higher average sales prices contributed to the Company-wide increase in home closing revenue and ending backlog. Despite the 8.3% decline in the number of home sites controlled as of December 31, 2015 compared to 2014, we believe our land positioning is poised to help us achieve further growth and profitability. Land spending was lower than anticipated in 2015 as we assessed the uncertainties in certain markets, and we strategically sold or terminated certain land positions. We expect a higher level of spending in 2016 in order to continue to back-fill our land pipeline in anticipation of our plans for growth.
In the latter half of 2012, we commenced limited operations of our wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). During 2013, we migrated most of our divisions to the Carefree Title platform. Carefree Title's core business lines include title insurance and closing/settlement services for our homebuyers. We previously were involved in title operations through participation in joint ventures in certain locations. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. In addition, we believe homebuyers that utilize Carefree Title's services for their home closings benefit from a more convenient closing experience as Carefree Title's processes are streamlined with those of our homebuilding segment, creating a more efficient work-flow that is seamless to our homebuyers. Revenue and expense from Carefree Title are included in our Financial Services segment in the accompanying consolidated financial statements.

Recent Industry and Company Developments
The 2015 housing market was generally healthy, thanks in part to the continued low cost of home ownership coupled with relatively low inventories of homes for sale and solid job growth. The market continues to benefit from housing affordability and improving consumer confidence which has contributed to a favorable demand environment. Despite a sluggish end to 2015 in the U.S. stock market and overall concerns for the global economy, the homebuilding industry did not experience a noticeable impact in buyer demand. In addition, the announcement by the Federal Reserve to increase interest rates for the first time in nine years also did not have a noticeable impact on the industry, and as stated by the Federal Reserve the increase is considered a sign of confidence in the economy. In certain markets, our results were impacted by specific events, such as weather delays in our Dallas and Denver markets and low oil prices in our Houston market. We expect to be largely caught up in the early part of 2016 from the weather related delays, but until oil prices stabilize, we expect diminished demand in Houston from the highs that market has experienced in recent years.
In line with historical trends in the homebuilding industry, the performance of individual housing markets vary. Accordingly, we experienced healthy orders and average sales price growth in some markets and more tempered growth or slight declines in our year-over-year results in other markets. We benefited from growing the number of actively selling communities in strategic locations during 2015, which contributed to positive results in many key operational metrics as compared to the prior year. We remain focused on positioning ourselves in well-located and highly-desired communities in many of the top residential real-estate markets in the United States. Most recently, this has been evident through our strategic expansion in the East Region through acquisitions of local builders in 2013 and 2014, in addition to start-up operations in new markets and organic growth within existing markets. We believe we successfully differentiate ourselves from our competition by offering a line-up of extremely livable and efficient plans that highlight the benefits of our industry-leading energy efficient homes. In addition, we also offer our buyers the ability to personalize their homes and we provide a home warranty, further setting us apart from the competition we face with resale homes.
We carefully manage our goals of maintaining adequate liquidity and a strong balance sheet. During 2015, we strengthened our balance sheet by increasing the capacity of our unsecured revolving credit facility to $500.0 million, extended its maturity date to 2019, and issued $200.0 million in 6.00% senior notes due 2025. We ended the year with cash and cash equivalents totaling $262.2 million as compared to $103.3 million at December 31, 2014. As a means of managing our cash outlays, we acquire lot positions through option contracts and land banking arrangements when both available and financially feasible, that allow us to leverage our balance sheet (see Note 3 for additional information related to option contracts). In order to continue to tap into the successes we have had with our strategic land acquisition efforts, we continue to reinforce our lot positions with well-located lots in our existing markets and are continually evaluating opportunities for expansion into new markets. We have entered six new markets since 2011 and most recently we entered the Nashville, Tennessee market in 2013, and in 2014 we entered the Atlanta, Georgia and Greenville, South Carolina markets through the acquisition of the homebuilding assets of Legendary Communities.
Our active community count increased at year-end to 254 versus 229 a year ago, due to our land acquisition efforts. Our orders per average active community during 2015 increased moderately to 29.4 as compared to 28.5 in 2014. Our unsold inventory consisted of 1,270 homes as of December 31, 2015, approximately 36.9% of which were completed, as compared to prior year unsold inventory of 1,248 homes.

Land Acquisition and Development

Our current land pipeline goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development and manage to our business plan for future closings. To grow our business and to better leverage our existing overhead, we are currently focused on adding to our current lot positions and expanding our market share in our key markets and their surrounding submarkets while also exploring opportunities outside of our existing markets, when available. As of December 31, 2015 we have a 4.3-year supply of lots, based on 2015 closings, although approximately 6% of our lot supply is in master-planned Active Adult communities that traditionally contain a significantly larger supply of lots and, accordingly, have a longer lot position. Excluding our Active Adult communities, we have an approximate 4.1-year supply of lots as of December 31, 2015. We continually evaluate our markets, monitoring and adjusting our lot supplies through lot and land acquisitions to ensure we have a sufficient pipeline that is in sync with local market dynamics as well as our goals for growth in those markets.
We are currently purchasing primarily partially-developed or undeveloped lots. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive than in prior years. Finished lots are those on which the development has already been completed by a third party, and which are ready for immediate home construction. As a result, we are spending more dollars on development as we conduct our own land development. Undeveloped land and partially finished lots require a longer lead time to allow for development activities before our new communities are able to open for sales. However, we are typically purchasing undeveloped and partially finished lots at a lower cost as we are responsible for improvements on the land, rather than paying a mark-up on improvements from a prior developer. When evaluating any land acquisition, our selection is based upon a variety of factors, including:

•	financial feasibility of the proposed project, including projected profit margins, return on capital invested, and the capital payback period;

•	management’s judgment as to the local real estate market and economic trends, and our experience in particular markets.

•	existing concentration of owned and contracted lots in surrounding markets, including nearby Meritage communities;

•	suitability and timeline for development, generally within a three to five-year time period from the beginning of the development process to the delivery of the last home;

•	surrounding demographics based on extensive marketing studies, including surveys of both new and resale homebuyers;

•	the ability to secure governmental approvals and entitlements, if required;

•	results of environmental and legal due diligence;

•	proximity to local traffic and employment corridors and amenities;

•	availability of seller-provided purchase options or agreements that allow us to defer lot purchases until needed for production; and

When purchasing undeveloped or partially developed land, we prefer to acquire land only after most necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements” refers to appropriate zoning, development agreements and preliminary or tentative maps and recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. We may consider the purchase of unentitled property when we can do so in a manner consistent with our business strategy. Currently, we are purchasing and developing parcels that on average range from 50 to 200 lots.
Once we secure undeveloped land, we generally supervise and control the development of the land through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, landscaping improvements, and recreation facilities and other improvements and refinements. We may build homes in master-planned communities with home sites that are along or near major amenities, such as golf courses or recreation facilities.
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
As a means of accessing parcels of land with minimal cash outlay, we may use rolling option contracts. Acquiring our land through option contracts, when available, allows us to leverage our balance sheet by controlling the timing and volume of lot and land purchases from third parties. These contracts are usually structured to approximate our projected absorption rate at the time the contract is negotiated, are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 20% of the total land purchase price. We believe the use of option contracts limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns. In the event we elect to cancel an option contract, our losses are typically limited to the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. The cost of obtaining land through such option contracts is generally higher than if we were to purchase land in bulk, but we believe the balance sheet benefit they provide outweighs the financing costs associated with them. During 2015 we were successful in securing approximately 1,900 lots through such options. Land purchases are generally financed through our working capital, including corporate borrowings.
At December 31, 2015, in addition to our 19,208 owned lots, we also had 8,577 lots under option or contract for a total purchase price of approximately $687.2 million, with $83.8 million in cash deposits. Information related to lots and land under option is presented in Note 3—Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.
All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of certain members of our senior management team and key operating and financial executives. All land acquisitions exceeding pre-specified limits must also be approved by our Board of Directors' Land Committee.
The following table presents information as of December 31, 2015 (dollars in thousands):

	Number of Lots Owned (1)		Number of Lots Under Contract or Option (2)	Total Number of Lots Controlled (1)
	Finished	Under Development and Held for Sale
West Region
Arizona	1,882	3,851	260	5,993
California	980	806	567	2,353
Colorado	379	478	828	1,685
West Region Total	3,241	5,135	1,655	10,031
Central Region
Texas	1,801	3,496	2,831	8,128
Central Region Total	1,801	3,496	2,831	8,128
East Region
Florida	1,222	1,540	1,044	3,806
Georgia	251	155	746	1,152
North Carolina	437	903	986	2,326
South Carolina	383	—	1,224	1,607
Tennessee	139	505	91	735
East Region Total	2,432	3,103	4,091	9,626
Total Company	7,474	11,734	8,577	27,785
Total book cost (3)	$647,391	$548,802	$83,794	$1,279,987

(1)	Excludes lots with finished homes or homes under construction. The number of lots is an estimate and is subject to change.

(2)
There can be no assurance that we will actually acquire any lots controlled under option or purchase contract. These amounts do not include 4,331 lots under contract with $4.0 million of refundable earnest money deposits, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contracts.

(3)	For lots owned, book cost primarily represents the cost of land, development and capitalized interest. For lots under contract or option, book cost primarily represents earnest and option deposits.

Investments in Unconsolidated Entities — Joint Ventures
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, we currently do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008, and we currently have only two such active ventures. We also participate in one mortgage business joint venture. The mortgage joint venture is engaged in mortgage activities, providing services to both our customers and other homebuyers.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities.
Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimizing construction costs and control product consistency and availability. Our contracts require that our subcontractors comply with all laws and labor practices pertaining to their work, follow local building codes and permits, and meet performance, warranty and insurance requirements and standards. Our purchasing and construction managers coordinate and monitor the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2015, we employed approximately 630 full-time construction operations personnel.
We specify that quality durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. However, because such materials are substantially comprised of natural resource commodities, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy and climate change.
We generally build and sell homes in phases within our larger projects, which we believe creates efficiencies in land development, home construction operations and cash management, as well as improves customer satisfaction by reducing the number of vacant lots and construction activity surrounding completed homes. Our homes are typically completed within three to five months from the start of construction, depending upon the geographic location and the size and complexity of the home. Construction schedules may vary depending on the size of the home, availability of labor, materials and supplies, product type, location and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically do not enter into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do lock in short and mid-term pricing with our vendors for certain key construction commodities.
Marketing and Sales
We believe that we have an established reputation for building a diversified line of attractive, high quality and efficient homes, which helps generate demand in each project. We also use advertising and other promotional activities, including our website at www.meritagehomes.com, social media outlets, magazine and newspaper advertisements, radio, brochures, direct mailings and the placement of strategically located signs in the vicinities near our developments. Our marketing strategy is aimed at differentiating us from other new homebuilders, and resale homes.
We sell our homes using furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. At December 31, 2015, we owned 334 completed model homes, had 20 models under construction and leased-back an additional two model homes. We generally employ or contract with interior and landscape designers who enhance the appeal of our model homes, which highlight the features and options available for the product line within a project. We typically build between one and three model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient features in our homes differentiate us from other homes. In our communities, we have built "learning centers" in order to inform our buyers about energy-efficient features and help them understand how and to what extent a Meritage home can reduce utility bills and provide improved livability and comfort.

Our homes generally are sold by our commissioned sales associate employees who typically work from a sales office typically located in a converted garage of one of the model homes for each project. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products over the Internet. At December 31, 2015, we had approximately 464 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our housing product, our energy efficient and innovative features, our sales strategies, mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, sales techniques, competition in the area, financing availability, construction schedules, marketing and advertising plans, available product lines, pricing, options and warranties offered, as well as the numerous benefits and savings our energy efficient product provides. Our sales associates are licensed real estate agents where required by law. Our sales associates may also assist our customers to make standard selections and to select available options and upgrades, which we design to appeal to local consumer demands. In some divisions, we contract with third-party design studios that specialize in assisting our homebuyers with those selections to personalize their homes. Utilizing such third-party design studios typically allows us to manage our overhead costs more efficiently. We may offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions. Third-party brokers may also sell our homes, and are usually paid a sales commission based on the price of the home.
We differentiate ourselves from our competitors through the superior design and value of our communities and homes, our energy-efficiency technologies and our ongoing surveying and product research efforts. We believe our commitment to design and build energy-efficient homes is aligned with buyer sensitivities about how eco-friendly designs, features and materials help impact the environment and the livability of homes, as well as their pocketbooks. We are continually evaluating buyer preferences and make adjustments to the homes we offer and the targeted price points in accordance with buyer demand. Most recently, we are designing additional entry level-plan offerings to address the growing demand of the millennial buyer who are looking for affordable home ownership beyond the typical entry-level home.
Backlog
Our sales contracts require cash deposits and are subject to certain contingencies such as the buyer’s ability to qualify for financing. Additional deposits are usually collected upon the selection of options and upgrades. Homes covered by such sales contracts but which are not yet closed are considered “backlog” and are representative of potential future revenues. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory. A contract contingent upon the sale of a customer’s existing home is not considered a sale and not included in backlog until the contingency is removed. We generally require a signed sales contract to release a lot to start construction, although on a regular basis we also start a certain number of homes for speculative sales inventory, as we have had a high level of success with these quick move-in opportunities, particularly in communities that appeal to the renter and first-time buyer demographic. We may also start construction on such homes to accelerate or facilitate the close-out of a community. At December 31, 2015, 74.6% of our 2,692 homes in backlog were under construction.
We do not recognize any revenue from a home sale until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2015, of our total homes in inventory excluding model homes, 24.3% were under construction without sales contracts and 14.2% were completed homes without sales contracts. A portion of the unsold homes resulted from homesites that began construction with valid sales contracts that were subsequently canceled. We believe that during 2016 we will deliver to customers substantially all homes in backlog at December 31, 2015 under existing or, in the case of cancellations, replacement sales contracts.
Our backlog increased 27.3% to 2,692 units with a value of approximately $1.1 billion at December 31, 2015 from 2,114 units with a value of approximately $846.5 million at December 31, 2014. These increases are due both to our improved orders volume year over year and the increase in our number of actively selling communities. The increase in backlog value also is the result of the higher average prices on orders in 2015 as compared to the prior year.

Customer Financing
Most of our homebuyers require financing. Accordingly, we refer them to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have entered into a joint venture arrangement with an established mortgage broker that allows it to act as a preferred mortgage broker to our buyers in most of our markets to help facilitate the sale and closing process as well as generate additional fee income for us through our percentage share of joint venture operations (See Note 4 for additional information on joint venture financial results). In some markets we also use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs to assist homebuyers who obtain financing from our preferred lenders.

Customer Relations, Quality Control and Warranty Programs
We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to our continued success, and that our commitment to buyer satisfaction and quality control has significantly contributed to our reputation as a high-quality builder.
In accordance with our company-wide standards, a Meritage project manager or superintendent generally monitor compliance with quality control standards for each community through the building phase of our homes. These employees perform the following tasks:

•	oversee home construction;

•	monitor subcontractor and supplier performance;

•	manage scheduling and construction completion deadlines; and

•	conduct formal inspections as specific stages of construction are completed.

At the time a home is completed and delivered to a buyer, we typically hand off the process to a customer relations employee who manages the warranty and customer care efforts.
We generally provide a one-to-two-year limited warranty on workmanship and building materials and a ten-year warranty for the structural integrity on homes we build. We require our subcontractors to provide a warranty and indemnity to us as well as evidence of insurance before beginning work, and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for warranty work within our communities. Warranty reserves generally range from 0.1% to 0.6% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural defect claims for the products we use in the construction of our homes, the markets in which we build, claim settlement history, and insurance and legal interpretations, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves have been sufficient to cover net out-of-pocket warranty costs.
Competition and Market Factors
The construction and sale of homes is a highly-competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, as well as existing resale homes, foreclosures, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources and may have lower costs than we do. Competition among residential homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, product type, amenities, design, innovation, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

•	experience within our geographic markets which allows us to develop and offer products that provide superior design and quality and are in line with the needs and desires of the targeted demographic;

•	streamlined construction processes that allow us to save on material, labor and time and pass those savings to our customers in the form of lower prices;

•
ENERGY STAR® standards in all of our communities (except for markets in which we had a recent company acquisition) and incremental energy-efficient features that create a variety of benefits to our customers and differentiate our product from competing new and existing home inventories;

•	ability to recognize and adapt to changing market conditions, from both a capital and human resource perspective;

•	ability to capitalize on opportunities to acquire land on favorable terms; and

•	reputation for outstanding service and quality products and our exceptional customer and warranty service.

Our product offerings and strategic locations are successfully competing with both existing homes inventory and surrounding new-home communities as evidenced by our relative orders volume and market share in most of our divisions. We expect that the strengths noted above will continue to provide us with long-term competitive advantages.
We have an extensive market research department that assists our operating divisions in each of our markets to better compete with other homebuilders, and the inventory of re-sale homes in surrounding neighborhoods. Our strategic operations team conducts in-depth community-level reviews in each of our markets, including a detailed analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. This analysis and resulting analytical tools assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for land purchases and land development. Additionally, our market research department is focused on evaluating and identifying new market opportunities. The analysis of entry into a new market includes comprehensive research and surveys of buyer demographics and demands, competitor composition and performance, the surrounding job market and employment statistics, foreclosure activity and desirability of the market in general. Based on the results of our market research, we successfully entered the Nashville market in 2013 and the Atlanta, Georgia and Greenville, South Carolina markets in 2014.
Government Regulation and Environmental Matters
To the extent that we acquire undeveloped land, we prefer to acquire land after all or most entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and they could lapse.
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
In addition, there is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase the cost to construct homes, although our energy-efficiency technologies and offerings meet, and in many instances exceed, current and expected energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs and longer approval and development timelines. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and energy-related regulations.
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

Employees, Subcontractors and Consultants
At December 31, 2015, we had approximately 1,409 full-time employees, including approximately 286 in management and administration, 29 in our title company, 464 in sales and marketing, and 630 in construction operations. Our operations are carried out through both local and centralized corporate management. Local operations are made up of our division employees, led by management with significant homebuilding experience and who typically possess a depth of knowledge in their particular markets. Our centralized corporate management sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management and information systems. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.
We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor third party subcontractors. We use independent consultants and contractors for architectural, engineering, advertising and some legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.
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
Executive Officers of the Registrant
The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2016). Other than the terms and provisions of various employment and change of control agreements between the Company and the listed officers, there are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position
Steven J. Hilton	54	Chairman of the Board and Chief Executive Officer
Larry W. Seay	60	Chief Financial Officer, Executive Vice President
C. Timothy White	55	General Counsel, Executive Vice President and Secretary
Phillippe Lord	42	Chief Operating Officer, Executive Vice President
Javier Feliciano	42	Chief Human Resources Officers, Executive Vice President
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
Phillippe Lord has been Chief Operating Officer, Executive Vice President since April 2015. Prior to his appointment as Chief Operating Officer, Mr. Lord was Vice President of Strategic Operations from 2008 through 2012 and served as our Western Region President from 2012 through March 2015.
Javier Feliciano joined Meritage in November 2015 as Chief Human Resources Officer, Executive Vice President. From January 2013 through November 2015, Mr. Feliciano was employed by Apollo Education Group as Vice President, Human Resources and as HR Director from June 2010 through January 2013.

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
In general, housing demand is adversely affected by a lack of availability of mortgage financing and increases in interest rates. Most of our buyers finance their home purchases through our mortgage joint venture or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. Although long-term interest rates currently remain near historically low levels, the Federal Reserve Board increased interest rates slightly in December 2015, and it is impossible to predict future increases or decreases in market interest rates.
Mortgage lenders are subject to underwriting standards by the regulatory authorities which oversee them. Regulations, standards, rules and requirements, as and when implemented, could restrict the availability of loans and/or increase the costs to borrowers to obtain such loans. While lending requirements have loosened in the past couple of years, mortgage lending underwriting standards are more restrictive than in the previous homebuilding cycle; potentially limiting the number of buyers able to obtain a mortgage. In addition, increased lending volume and losses insured by the FHA have resulted in a reduction of the FHA insurance fund. The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing some of our home sales. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
We conduct our construction operations only as a general contractor. Virtually all architectural, construction and development work is performed by unaffiliated third-party consultants and subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these consultants and subcontractors for the design and construction of our homes and to provide related materials. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. During 2015 and at other points throughout the homebuilding cycle, we have experienced shortages of skilled labor in certain markets, which led to increased labor costs. We cannot be assured that in the future there will be a sufficient supply or satisfactory performance by these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.
Expirations, amendments or changes to tax laws, incentives or credits currently available to our homebuyers may negatively impact our business.
Significant changes to existing tax laws that currently benefit our homebuyers may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to our buyers. Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions would affect most homeowners' net cost of owning a home. If federal or state governments further changes income tax laws by eliminating, limiting or substantially reducing these or other associated income tax benefits, the after-tax cost of owning a home could increase substantially, which could adversely impact demand for and/or selling prices of our homes, and the effect on our consolidated financial statements could be material. Also, federal or state governments have in the past provided for substantial benefits in the form of tax credits for buyers of new or used homes. Currently, under the American Taxpayer Relief Act of 2012, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households which may have an indirect impact on our operations.
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
We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land, construction, labor and materials costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation could increase our cost of financing, materials and labor and could cause our financial results or profitability to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices. Although inflation has not historically had a material adverse effect on our business, sustained increases in material costs have recently had and will continue to have a material adverse effect on our business if we are unable to correspondingly increase home sale prices.
A reduction in our sales absorption levels may force us to incur and absorb additional community-level costs.
We incur certain overhead costs associated with our communities, such as marketing expenses and costs associated with the upkeep and maintenance of our model and sales complexes. If our sales absorptions pace decreases and the time required to close out our communities is extended, we would likely incur additional overhead costs, which would negatively impact our financial results. Additionally, we incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, taxes and other related expenses. Reduction in home absorption rates increases the associated holding costs and extends our time to recover such costs. Declines in the homebuilding market may also require us to evaluate the recoverability of costs relating to land acquired more recently.
The value of our real estate inventory may decline, leading to impairments and reduced profitability.
During the last homebuilding cycle downturn and in certain isolated circumstances afterward, we had to impair many of our real-estate assets to fair-value, incurring large charges which negatively impacted our financial results. Another decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which would decrease both the book value of our assets and stockholders’ equity.

Reduced levels of sales may cause us to re-evaluate the viability of existing option contracts, resulting in a potential termination of these contracts which may lead to impairment charges.
In the prior homebuilding cycle, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option or proceed with the purchase(s). During the prior downturn, we forfeited significant amounts of deposits and wrote off significant amounts of related pre-acquisition costs related to projects we no longer deemed feasible, as they were not generating acceptable returns. Another downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects, which may result in writedowns that would reduce our assets and stockholders’ equity, although our use of such options is more limited, and they represent a much smaller portion of our lots under control as compared to the prior homebuilding cycle.
Our business may be negatively impacted by natural disasters.
Our homebuilding operations include operations in Texas, California, North Carolina, South Carolina, Tennessee, Georgia and Florida. These markets occasionally experience extreme weather conditions such as tornadoes and/or hurricanes, earthquakes, wildfires, flooding, landslides, prolonged periods of precipitation, sink-holes and other natural disasters. We do not insure against some of these risks. These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials due to such disasters. Any of these events could cause a decrease in our revenue, cash flows and earnings.
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
Construction defect and home warranty claims are common in the homebuilding industry and can be costly. Therefore, in order to account for future potential obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty and indemnity to us and insurance coverage for liabilities arising from their work; however, we cannot be assured that our warranty reserves and those subcontractors warranties, insurance and indemnities will be adequate to cover all construction defect and warranty claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits.
A major safety incident relating to our operations could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is important to the success of our development and construction activities. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to claims resulting from personal injury. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results. We and our subcontractors carry insurance that covers some of these risks.
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
In connection with land development work on our raw or partially finished land, we are oftentimes required to provide performance bonds or other assurances for the benefit of the respective municipalities or governmental authorities. These performance bonds provide assurance to the beneficiaries that the development will be completed, or that in case we do not perform, that funds from the bonds are available for the municipality or governmental agency to finish such work. In the future, additional performance bonds may be difficult to obtain, or may become difficult to obtain on terms that are acceptable to us. If we are unable to secure such required bonds, progress on affected projects may be delayed or halted or we may be required to expend additional cash to secure other forms of sureties which may adversely affect our financial position and ability to grow our operations.
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
We have operations in Texas, Arizona, California, Colorado, Florida, North Carolina, South Carolina, Georgia and Tennessee. Although we have recently expanded our operations to new markets, our geographic diversification is still limited and could adversely impact us if the homebuilding business in our current markets should decline, since we may not have a balancing opportunity in other geographic regions. For example, oil prices declined significantly in the latter part of 2014 and 2015. Our operations in the Houston market are sensitive to declining oil prices as energy is an important employment sector in this market. As a result, our operations in Houston have experienced diminished demand.
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
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2015, we had approximately $1.1 billion of indebtedness and $262.2 million of cash and cash equivalents. If we require working capital greater than that provided by operations, our current liquidity position, and our current $500.0 million capacity under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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
Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2015, our credit ratings were BB-, Ba3, and BB- by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability in the future to obtain additional financing, or to obtain such financing at terms that are favorable to us and therefore, may adversely impact our future operations.
We may not be successful in future expansion and integrating acquisitions.
We may consider growth or expansion of our operations in our current markets or in other areas of the country. We may not be successful in future expansion and integrating future acquisitions. Our expansion into new or existing markets could have a material adverse effect on our cash flows and/or profitability as we may incur costs to integrate new markets into our operations in advance of those operations providing a right-sized impact to our bottom line. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the size of the new business, and general economic and business conditions. New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties and/or delays in the assimilation and integration of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company. In our recent acquisitions in Nashville, Atlanta and Greenville, the integration of the operations was slower than originally anticipated, although we believe we have now worked through most of the delays. However, it cannot be assured that integration delays for future acquisitions will not occur, which could have an impact on our operations and our financial results.

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
Our wholly-owned title company, Carefree Title Agency, provides title insurance and closing settlement services for our homebuyers. The title and settlement services provided by Carefree Title Agency are subject to various regulations, including regulation by state banking and insurance regulations. Potential changes to federal and state laws and regulations could have the effect of limiting our activities or how our joint venture conducts its operations and this could have an adverse effect on our results of operations.
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
Legislation relating to energy and climate change could increase our costs to construct homes.
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
 Our ability to build energy-efficient technologies at a profitable price point may be replicated by other builders in the future, which could reduce our competitive advantage.
We believe we currently have a competitive advantage over many of the other production homebuilders by virtue of our energy efficiency technologies. Our communities offer a high level of energy-saving features included in the base price of our homes, and most of our communities are engineered to add on optional solar features to further optimize energy savings. If other builders are able to replicate our energy efficient technologies and offer them at a similar price point, it could diminish our competitive advantage in the marketplace.
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
A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could continue to increase and could be material to our consolidated financial statements.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our intentions and the expected benefits and advantages of our strategic model and energy efficiency initiatives as well as our land positioning strategies; the benefits of and our intentions to use options to acquire land; our exposure to supplier concentration risk; our delivery of substantially all of our backlog existing as of year-end; management estimates regarding future joint venture exposure; our positions and our expected outcome relating to litigation in general; our intentions to not pay dividends; our perceptions of the importance of joint ventures to our business; that recent developments in the mortgage industry will help increase the availability of mortgages; that we will catch up in early 2016 from whether related delays; that we will experience diminished demand in Houston; our plans to open new communities in 2016 in Austin; that we will spend more on land in 2016 than in 2015; that we will gain purchasing power with our subcontractors; our use of derivative financial instruments; expectations regarding our industry and our business into 2016 and beyond, and that we expect our cash expenditures will exceed our cash generated by operations as we continue to expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of suppliers; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants and actions we may take with respect thereto.
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed above in this report under the heading “Risk Factors.”
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate office is in a leased building located in Scottsdale, Arizona with 66,209 square feet and a September 30, 2023 lease expiration.
We lease an aggregate of approximately 299,000 square feet of office space (of which approximately 16,000 square feet is currently subleased by us to third parties) in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are not any pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved. Information related to pending legal proceedings is presented in Note 15 - Commitments and Contingencies, in the accompanying consolidated financial statements and is incorporated by reference herein.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTH”. The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, follow.

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$49.47	$31.69	$50.28	$39.86
June 30	$49.90	$41.41	$45.03	$37.19
September 30	$49.25	$35.60	$43.24	$35.43
December 31	$41.33	$32.51	$41.08	$32.40
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

	2010	2011	2012	2013	2014	2015
Meritage Homes Corporation	100.00	104.46	168.24	216.17	162.12	153.11
S&P 500 Index	100.00	100.29	113.83	147.09	163.89	163.02
Dow Jones US Home Construction Index	100.00	96.12	174.56	191.63	205.72	225.03

The above graph compares the five-year total return of our common stock with the S&P 500 Index and the Dow Jones US Home Construction Index. The graph assumes $100 invested as of December 31, 2010 in Meritage Common Stock the S&P 500 Index and the Dow Jones US Home Construction Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

On February 1, 2016 there were approximately 209 owners of record and approximately 12,000 beneficial owners of common stock.
The transfer agent for our common stock is Computershare Investor Services, LLC, 480 Washington Blvd., Jersey City, NJ 07310 (www.cpushareownerservices.com).

Historically, we have not declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, as well as other factors considered relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
Reference is made to Note 10 in the accompanying consolidated financial statements for a description of our stock-based compensation plans.
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the twelve months ended December 31, 2015. On February 21, 2006, we announced that our Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock. In August 2006, the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of December 31, 2015, we had approximately $130.2 million of the authorized amount available to repurchase shares under this program.

Item 6. Selected Financial Data
The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2015. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2015	2014	2013	2012	2011
Statement of Operations Data:
Homebuilding:
Total closing revenue	$2,568,082	$2,169,643	$1,814,659	$1,193,674	$861,244
Total cost of closings (1)	(2,079,373)	(1,717,026)	(1,418,241)	(975,475)	(720,136)
Total closing gross profit	488,709	452,617	396,418	218,199	141,108
Financial services profit	19,271	16,178	15,954	10,255	6,563
Commissions and other sales costs	(188,418)	(156,742)	(126,716)	(94,833)	(74,912)
General and administrative expenses	(112,849)	(104,598)	(91,510)	(68,185)	(64,184)
Loss from unconsolidated entities, net	(338)	(447)	(378)	(224)	(714)
Interest expense	(15,965)	(5,163)	(15,092)	(24,244)	(30,399)
Other (loss)/income, net	(946)	6,572	2,792	(6,342)	2,162
Loss on extinguishment of debt	—	—	(3,796)	(5,772)	—
Earnings/(loss) before income taxes	189,464	208,417	177,672	28,854	(20,376)
(Provision for)/benefit from income taxes	(60,726)	(66,176)	(53,208)	76,309	(730)
Net earnings/(loss)	$128,738	$142,241	$124,464	$105,163	$(21,106)
Earnings/(loss) per common share:
Basic	$3.25	$3.65	$3.45	$3.09	$(0.65)
Diluted (2)	$3.09	$3.46	$3.25	$3.00	$(0.65)
Balance Sheet Data (December 31):
Cash, cash equivalents, investments and securities and restricted cash	$262,208	$103,333	$363,823	$295,469	$333,187
Real estate	$2,098,302	$1,877,682	$1,405,299	$1,113,187	$815,425
Total assets	$2,690,522	$2,316,138	$2,003,361	$1,575,562	$1,221,378
Senior, senior subordinated and convertible senior notes, loans payable and other borrowings	$1,127,785	$935,208	$921,048	$729,085	$606,409
Total liabilities	$1,431,585	$1,206,649	$1,161,969	$881,352	$732,466
Stockholders’ equity	$1,258,937	$1,109,489	$841,392	$694,210	$488,912
Cash Flow Data:
Cash (used in)/provided by:
Operating activities	$(3,335)	$(211,248)	$(77,924)	$(220,923)	$(74,136)
Investing activities	$(16,487)	$(62,867)	$1,031	$23,844	$141,182
Financing activities	$178,697	$103,312	$180,572	$193,924	$2,613

(1)	Total cost of closings includes $6.6 million, $3.7 million $1.0 million, $2.0 million and $15.3 million of impairments for the years ending December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)
Diluted earnings per common share for the years ended December 31, 2015, 2014, 2013 and 2012 includes adjustments to net earnings to account for the interest attributable to our convertible debt, net of income taxes. See Note 8 of our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
Industry Conditions

Continued housing affordability and decreased inventory home levels in most markets resulted in solid financial and operational performance for the overall homebuilding sector during 2015. We believe that recent job growth, increased household formations and improved confidence among potential homebuyers support generally steady, if tempered, growth for our sector over the next several years.

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
Summary Company Results
Total home closing revenue was $2.5 billion for the year ended December 31, 2015, increasing 18.2% from $2.1 billion for 2014. Total home closing revenue for the year ended December 31, 2014 was 20.1% higher than the $1.8 billion recorded for the year ended December 31, 2013. Severe weather disruptions in some areas, tight labor supplies and rising costs impacted margins and our bottom line despite our strong revenue growth, resulting in net income of $128.7 million in 2015 as compared to $142.2 million in 2014 and $124.5 million in 2013. Lower gross margins in 2015 of 19.0% versus 21.2% in 2014 largely drove the decline in net income, the result of increased land costs as we have experienced rising land purchase prices in most markets as well as increased labor costs in certain markets. A $4.1 million litigation-related charge in 2015 as compared to several favorable legal settlements in 2014, as well as $10.8 million in incremental interest charges resulting from higher debt balances in 2015 also impacted the year-over-year comparison in net income. Our 2015 results include $60.7 million of taxes, representing a 32.1% effective tax rate as compared to 2014 results including a 31.8% effective tax rate resulting in $66.2 million of taxes. 2013 net income as compared to 2014 benefited from a lower effective tax rate of 29.9%, largely the result of the reversal of the remainder of our deferred tax valuation allowance. 2013 also included a $3.8 million loss from the early extinguishment of debt, with no comparable 2014 charges.
Companywide, both units and average sales prices in closings, orders and backlog results experienced year-over-year increases in 2015. At December 31, 2015, our backlog of $1.1 billion was up 34.4% from $846.5 million at December 31, 2014, and was up 65.7% from $686.7 million at December 31, 2013. Increased community count and higher average sales prices in 2015 are largely responsible for the increase in ending backlog volume and value. Our average sales price for homes in backlog increased 5.5% to $422,600 from $400,400 at December 31, 2014 and increased 14.0% from $370,600 at December 31, 2013, a result of average sales price increases in nearly all markets. The higher average sales prices are mainly due to larger product offerings that demand higher prices. Overall increases year-over-year are also partially attributable to our market expansion from recent acquisitions, with Georgia and South Carolina providing a full year of financial results in 2015 with only five months of comparable results in 2014. Closings and orders improvements in 2014 versus 2013 were also partially acquisition related; with 2014 providing our first full year of Tennessee operations in addition to partial-year operations for Georgia and South Carolina. Our cancellation rate on sales orders as a percentage of gross sales in 2015 remains below historical levels at 12.1% as compared to 14.0% and 12.8% for the years ended December 31, 2014 and 2013, respectively, reflecting a high quality backlog.
Company Positioning

We remain focused on our main goals of growing our orders, revenue and profit and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Continuing to actively acquire and develop lots in key markets in order to maintain and grow our lot supply and active community count;

•	Expanding market share in our smaller markets;

•	Managing cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Generating additional working capital and maintaining adequate liquidity;

•	Using our consumer and market research to be adaptable in building homes that appeal to the changing demand in our buyers price-point, desired features and amenities;

•	Adapting sales and marketing efforts to increase traffic and compete with both resale and new homes;

•	Actively monitoring our sales, construction and closing processes through customer satisfaction survey scores;

•	Continuing to innovate and promote our energy efficiency program; and

•	Promoting a positive environment for our employees in order to minimize turnover and retain our employees.

To assist in meeting and maintain our company goals, we are pleased to report the following 2015 successes:

•	Increased the capacity and extended the maturity of our revolving credit facility;

•	Strengthened our balance sheet through a senior note debt issuance; providing us with capital to actively acquire and develop lots in desirable locations;

•	Increased our count of actively selling communities from 229 at December 31, 2014 to a company high 254 at December 31, 2015; and

•
Secured land across the country specifically targeted for our updated lineup of homes appealing to the growing number of millennial first-time buyers looking for affordable home ownership beyond the typical entry-level home.

We believe that the investments in our new communities, new markets and industry leading energy efficient product offerings create a differentiated strategy that has aided us in our growth. Throughout 2015, we opened 81 new communities while closing out 56 communities. The growth in our community count is the result of our successful land acquisition efforts to support expansion in existing and newer markets.

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

We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from these budgeted amounts for various reasons, including construction delays, labor or material shortages, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate construction and land costs.
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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill was $33.0 million as of December 31, 2015 and December 31, 2014. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indicators of impairment exist) through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated.

Our qualitative analysis performed in 2015 included a review of the operating environment for each reporting unit carrying goodwill. Our review focused on direct margin and profitability, both historically and prospectively. Our quantitative analysis included both a market and an income-based approach. The quantitative analyses performed resulted in the fair value of each reporting unit exceeding their carrying amount, including goodwill and, therefore, no reporting unit is at risk and our goodwill balance was not deemed impaired. We will continue to evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. During the years ended December 31, 2015, 2014 and 2013, we did not record any goodwill impairment charges.
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
At December 31, 2015, our warranty reserve was $21.6 million, reflecting an accrual of 0.1% to 0.6% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $1.3 million in 2015. We recorded $1.1 million and $0.5 million in unfavorable adjustments to our reserve in 2015 and 2014, respectively, based on historical trends of actual claims paid and our success in recovery of expended amounts. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
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
We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2015.
Share-Based Payments
We have both time-based restricted stock awards and units ("time-based awards") and performance-based restricted stock awards ("performance awards") outstanding under our stock compensation plan. Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to the performance awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation, which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense and recorded on a straight-line basis through the end of the vesting periods of the awards. Within our performance-based restricted stock awards, we have grants that contain market conditions as defined by ASC 718. In accordance with ASC 718, compensation cost related to these market awards is based on a derived fair value analysis and is expensed straight line over the service period of the awards. Our time based awards generally vest on a pro-rata basis over either three or five years, and our performance awards cliff vest in the third year.

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

	Years Ended December 31,		Year Over Year
	2015	2014	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$2,531,556	$2,142,391	$389,165	18.2%
Homes closed	6,522	5,862	660	11.3%
Average sales price	$388.2	$365.5	$22.7	6.2%
West Region
Arizona
Dollars	$325,371	$307,282	$18,089	5.9%
Homes closed	1,008	924	84	9.1%
Average sales price	$322.8	$332.6	$(9.8)	(2.9)%
California
Dollars	$478,174	$395,105	$83,069	21.0%
Homes closed	888	785	103	13.1%
Average sales price	$538.5	$503.3	$35.2	7.0%
Colorado
Dollars	$224,125	$206,702	$17,423	8.4%
Homes closed	495	464	31	6.7%
Average sales price	$452.8	$445.5	$7.3	1.6%
West Region Totals
Dollars	$1,027,670	$909,089	$118,581	13.0%
Homes closed	2,391	2,173	218	10.0%
Average sales price	$429.8	$418.4	$11.4	2.7%
Central Region - Texas
Central Region Totals
Dollars	$705,318	$683,717	$21,601	3.2%
Homes closed	2,025	2,224	(199)	(8.9)%
Average sales price	$348.3	$307.4	$40.9	13.3%
East Region
Florida
Dollars	$361,127	$277,045	$84,082	30.3%
Homes closed	843	699	144	20.6%
Average sales price	$428.4	$396.3	$32.1	8.1%
Georgia
Dollars	$72,913	$29,633	$43,280	146.1%
Homes closed	228	90	138	153.3%
Average sales price	$319.8	$329.3	$(9.5)	(2.9)%
North Carolina
Dollars	$215,642	$157,989	$57,653	36.5%
Homes closed	551	386	165	42.7%
Average sales price	$391.4	$409.3	$(17.9)	(4.4)%
South Carolina
Dollars	$101,847	$36,241	$65,606	181.0%
Homes closed	330	112	218	194.6%
Average sales price	$308.6	$323.6	$(15.0)	(4.6)%
Tennessee
Dollars	$47,039	$48,677	$(1,638)	(3.4)%
Homes closed	154	178	(24)	(13.5)%
Average sales price	$305.4	$273.5	$31.9	11.7%
East Region Totals
Dollars	$798,568	$549,585	$248,983	45.3%
Homes closed	2,106	1,465	641	43.8%
Average sales price	$379.2	$375.1	$4.1	1.1%

	Years Ended December 31,		Year Over Year
	2014	2013	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$2,142,391	$1,783,389	$359,002	20.1%
Homes closed	5,862	5,259	603	11.5%
Average sales price	$365.5	$339.1	$26.4	7.8%
West Region
Arizona
Dollars	$307,282	$329,855	$(22,573)	(6.8)%
Homes closed	924	1,041	(117)	(11.2)%
Average sales price	$332.6	$316.9	$15.7	5.0%
California
Dollars	$395,105	$427,886	$(32,781)	(7.7)%
Homes closed	785	989	(204)	(20.6)%
Average sales price	$503.3	$432.6	$70.7	16.3%
Colorado
Dollars	$206,702	$158,793	$47,909	30.2%
Homes closed	464	405	59	14.6%
Average sales price	$445.5	$392.1	$53.4	13.6%
Nevada
Dollars	N/A	$8,900	N/M	N/M
Homes closed	N/A	38	N/M	N/M
Average sales price	N/A	$234.2	N/M	N/M
West Region Totals
Dollars	$909,089	$925,434	$(16,345)	(1.8)%
Homes closed	2,173	2,473	(300)	(12.1)%
Average sales price	$418.4	$374.2	$44.2	11.8%
Central Region - Texas
Central Region Totals
Dollars	$683,717	$492,777	$190,940	38.7%
Homes closed	2,224	1,834	390	21.3%
Average sales price	$307.4	$268.7	$38.7	14.4%
East Region
Florida
Dollars	$277,045	$264,066	$12,979	4.9%
Homes closed	699	$691	8	1.2%
Average sales price	$396.3	$382.2	$14.1	3.7%
Georgia
Dollars	$29,633	N/A	N/M	N/M
Homes closed	90	N/A	N/M	N/M
Average sales price	$329.3	N/A	N/M	N/M
North Carolina
Dollars	$157,989	$93,210	$64,779	69.5%
Homes closed	386	239	147	61.5%
Average sales price	$409.3	$390.0	$19.3	4.9%
South Carolina
Dollars	$36,241	N/A	N/M	N/M
Homes closed	112	N/A	N/M	N/M
Average sales price	$323.6	N/A	N/M	N/M
Tennessee
Dollars	$48,677	$7,902	$40,775	N/M
Homes closed	178	22	156	N/M
Average sales price	$273.5	$359.2	$(85.7)	N/M
East Region Totals
Dollars	$549,585	$365,178	$184,407	50.5%
Homes closed	1,465	952	513	53.9%
Average sales price	$375.1	$383.6	$(8.5)	(2.2)%
N/A – Not Applicable        N/M - Not Meaningful

	Years Ended December 31,		Year Over Year
	2015	2014	Chg $	Chg %
Home Orders (1)
Total
Dollars	$2,822,785	$2,238,117	$584,668	26.1%
Homes ordered	7,100	5,944	1,156	19.4%
Average sales price	$397.6	$376.5	$21.1	5.6%
West Region
Arizona
Dollars	$377,059	$276,261	$100,798	36.5%
Homes ordered	1,133	838	295	35.2%
Average sales price	$332.8	$329.7	$3.1	0.9%
California
Dollars	$538,357	$411,605	$126,752	30.8%
Homes ordered	965	772	193	25.0%
Average sales price	$557.9	$533.2	$24.7	4.6%
Colorado
Dollars	$264,643	$235,951	$28,692	12.2%
Homes ordered	559	530	29	5.5%
Average sales price	$473.4	$445.2	$28.2	6.3%
West Region Totals
Dollars	$1,180,059	$923,817	$256,242	27.7%
Homes ordered	2,657	2,140	517	24.2%
Average sales price	$444.1	$431.7	$12.4	2.9%
Central Region - Texas
Central Region Totals
Dollars	$746,471	$747,103	$(632)	(0.1)%
Homes ordered	2,109	2,290	(181)	(7.9)%
Average sales price	$353.9	$326.2	$27.7	8.5%
East Region
Florida
Dollars	$376,563	$290,343	$86,220	29.7%
Homes ordered	893	728	165	22.7%
Average sales price	$421.7	$398.8	$22.9	5.7%
Georgia
Dollars	$89,755	$22,443	$67,312	299.9%
Homes ordered	270	72	198	275.0%
Average sales price	$332.4	$311.7	$20.7	6.6%
North Carolina
Dollars	$258,952	$171,843	$87,109	50.7%
Homes ordered	626	438	188	42.9%
Average sales price	$413.7	$392.3	$21.4	5.5%
South Carolina
Dollars	$105,838	$33,177	$72,661	219.0%
Homes ordered	348	99	249	251.5%
Average sales price	$304.1	$335.1	$(31.0)	(9.3)%
Tennessee
Dollars	$65,147	$49,391	$15,756	31.9%
Homes ordered	197	177	20	11.3%
Average sales price	$330.7	$279.0	$51.7	18.5%
East Region Totals
Dollars	$896,255	$567,197	$329,058	58.0%
Homes ordered	2,334	1,514	820	54.2%
Average sales price	$384.0	$374.6	$9.4	2.5%

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

N/A – Not Applicable        N/M - Not Meaningful

	December 31,
	2015		2014		2013
	Ending	Average	Ending	Average	Ending	Average
Active Communities
Total	254	241.5	229	208.5	188	173.0
West Region
Arizona	41	41.0	41	40.5	40	39.0
California	24	24.0	24	23.0	22	19.5
Colorado	16	16.5	17	15.5	14	13.0
West Region Totals	81	81.5	82	79.0	76	72.0
Central Region - Texas
Central Region Totals	72	65.5	59	64.5	70	67.5
East Region
Florida	31	30.0	29	24.5	20	19.0
Georgia	17	15.0	13	6.5	—	—
North Carolina	26	23.5	21	19.0	17	12.0
South Carolina	18	19.0	20	10.0	—	—
Tennessee	9	7.0	5	5.0	5	2.5
East Region Totals	101	94.5	88	65.0	42	33.5

	Years Ended December 31,
	2015	2014	2013
Cancellation Rates (1)
Total	12.1%	14.0%	12.8%
West Region
Arizona	9.2%	12.2%	12.7%
California	10.4%	16.2%	12.8%
Colorado	10.6%	12.3%	8.6%
Nevada	N/A	N/A	11.1%
West Region Totals	9.9%	13.7%	12.0%
Central Region - Texas
Central Region Totals	15.5%	15.9%	14.9%
East Region
Florida	14.1%	12.0%	11.2%
Georgia	13.7%	12.2%	N/A
North Carolina	9.0%	10.6%	8.3%
South Carolina	6.5%	18.9%	N/A
Tennessee	10.0%	6.3%	7.5%
East Region Totals	11.3%	11.5%	10.3%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

N/A – Not Applicable

	Years Ended December 31,		Year Over Year
	2015	2014	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,137,681	$846,452	$291,229	34.4%
Homes in backlog	2,692	2,114	578	27.3%
Average sales price	$422.6	$400.4	$22.2	5.5%
West Region
Arizona
Dollars	$117,906	$66,218	$51,688	78.1%
Homes in backlog	317	192	125	65.1%
Average sales price	$371.9	$344.9	$27.0	7.8%
California
Dollars	$184,146	$123,963	$60,183	48.5%
Homes in backlog	289	212	77	36.3%
Average sales price	$637.2	$584.7	$52.5	9.0%
Colorado
Dollars	$162,151	$121,633	$40,518	33.3%
Homes in backlog	332	268	64	23.9%
Average sales price	$488.4	$453.9	$34.5	7.6%
West Region Totals
Dollars	$464,203	$311,814	$152,389	48.9%
Homes in backlog	938	672	266	39.6%
Average sales price	$494.9	$464.0	$30.9	6.7%
Central Region - Texas
Central Region Totals
Dollars	$350,194	$309,041	$41,153	13.3%
Homes in backlog	942	858	84	9.8%
Average sales price	$371.8	$360.2	$11.6	3.2%
East Region
Florida
Dollars	$118,006	$102,570	$15,436	15.0%
Homes in backlog	287	237	50	21.1%
Average sales price	$411.2	$432.8	$(21.6)	(5.0)%
Georgia
Dollars	$33,426	$16,584	$16,842	101.6%
Homes in backlog	95	53	42	79.2%
Average sales price	$351.9	$312.9	$39.0	12.5%
North Carolina
Dollars	$111,478	$68,168	$43,310	63.5%
Homes in backlog	260	185	75	40.5%
Average sales price	$428.8	$368.5	$60.3	16.4%
South Carolina
Dollars	$30,111	$26,120	$3,991	15.3%
Homes in backlog	88	70	18	25.7%
Average sales price	$342.2	$373.1	$(30.9)	(8.3)%
Tennessee
Dollars	$30,263	$12,155	$18,108	149.0%
Homes in backlog	82	39	43	110.3%
Average sales price	$369.1	$311.7	$57.4	18.4%
East Region Totals
Dollars	$323,284	$225,597	$97,687	43.3%
Homes in backlog	812	584	228	39.0%
Average sales price	$398.1	$386.3	$11.8	3.1%
(1)    Our backlog represents net sales that have not closed.

	Years Ended December 31,		Year Over Year
	2014	2013	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$846,452	$686,672	$159,780	23.3%
Homes in backlog	2,114	1,853	261	14.1%
Average sales price	$400.4	$370.6	$29.8	8.0%
West Region
Arizona
Dollars	$66,218	$97,239	$(31,021)	(31.9)%
Homes in backlog	192	278	(86)	(30.9)%
Average sales price	$344.9	$349.8	$(4.9)	(1.4)%
California
Dollars	$123,963	$107,463	$16,500	15.4%
Homes in backlog	212	225	(13)	(5.8)%
Average sales price	$584.7	$477.6	$107.1	22.4%
Colorado
Dollars	$121,633	$92,384	$29,249	31.7%
Homes in backlog	268	202	66	32.7%
Average sales price	$453.9	$457.3	$(3.4)	(0.7)%
West Region Totals
Dollars	$311,814	$297,086	$14,728	5.0%
Homes in backlog	672	705	(33)	(4.7)%
Average sales price	$464.0	$421.4	$42.6	10.1%
Central Region - Texas
Central Region Totals
Dollars	$309,041	$245,655	$63,386	25.8%
Homes in backlog	858	792	66	8.3%
Average sales price	$360.2	$310.2	$50.0	16.1%
East Region
Florida
Dollars	$102,570	$89,272	$13,298	14.9%
Homes in backlog	237	208	29	13.9%
Average sales price	$432.8	$429.2	$3.6	0.8%
Georgia
Dollars	$16,584	N/A	N/M	N/M
Homes in backlog	53	N/A	N/M	N/M
Average sales price	$312.9	N/A	N/M	N/M
North Carolina
Dollars	$68,168	$43,218	$24,950	57.7%
Homes in backlog	185	108	77	71.3%
Average sales price	$368.5	$400.2	$(31.7)	(7.9)%
South Carolina
Dollars	$26,120	N/A	N/M	N/M
Homes in backlog	70	N/A	N/M	N/M
Average sales price	$373.1	N/A	N/M	N/M
Tennessee
Dollars	$12,155	$11,441	$714	6.2%
Homes in backlog	39	40	(1)	(2.5)%
Average sales price	$311.7	$286.0	$25.7	9.0%
East Region Totals
Dollars	$225,597	$143,931	$81,666	56.7%
Homes in backlog	584	356	228	64.0%
Average sales price	$386.3	$404.3	$(18.0)	(4.5)%

(1)	Our backlog represents net sales that have not closed.
N/A – Not Applicable        N/M - Not Meaningful

Fiscal 2015 Compared to Fiscal 2014
Companywide. Home closing revenue for the year ended December 31, 2015 increased 18.2% to $2.5 billion when compared to the prior year due to the 660 additional units closed and a $22,700 increase in average closing price. Home orders also improved to $2.8 billion on 7,100 units in 2015 as compared to $2.2 billion on 5,944 units in 2014. In addition to the higher units, the value on orders was assisted by an average sales price increase of $21,100. Increases in average sales prices on homes ordered were seen in the majority of our markets, mainly the result of community location and larger product offerings, with some pricing appreciation in certain markets. Buyer confidence helped to maintain a low cancellation rate of 12.1% in 2015 as compared to 14.0% in 2014, contributing to a 578-unit or 27.3% increase in our year-end backlog, ending 2015 with 2,692 homes valued at $1.1 billion as compared to 2,114 homes valued at $846.5 million in 2014. The largest year-over-year revenue and order growth came from our East Region, reflecting the results of markets from our 2014 acquisition of Legendary Communities, combined with organic growth from our existing East Region markets. Consistent with our revenue and orders growth, community count expansion was also led by our East Region, which reported a 45.4% year-over-year increase in the average number of actively-selling communities. We ended 2015 with 254 actively-selling communities as compared to 229 at the end of 2014.
West. In 2015, home closing units in our West Region increased 10.0%, coupled with an $11,400 increase in average sales price, generating $1.0 billion in home closing revenue for the year ended December 31, 2015, a 13.0% improvement compared to $909.1 million in 2014. Similarly, the Region reported a $256.2 million increase in order value to $1.2 billion on 2,657 units. These results led to ending backlog in the Region of $464.2 million on 938 units versus $311.8 million on 672 units in the prior year.
Demand in the West Region continued to rise as evidenced by the 20.3% improvement in annual per-community orders pace of 32.6 for the year ended December 31, 2015 as compared to 27.1 in the prior year. Arizona was the largest growth contributor for the Region in order units and value, with 35.2% and 36.5% improvements, respectively. Demand in Arizona has largely recovered from the soft 2014 local market conditions, demonstrated by the 33.3% higher orders pace in 2015 over 2014. The Phoenix market in particular saw significant improvements year-over-year, an improved orders pace coupled with a 5.9% increase in the average number of actively selling communities, located in highly desirable areas of the city, led to order results accounting for nearly 73.6% of the improvement in total Arizona orders year-over-year. The California market continues to generate strong buyer demand and is the company leader for orders pace with 40.2 orders per average community in 2015, which is 19.6% higher than 2014. California has consistently outpaced the rest of the country throughout the year, which has led to quick sell out of communities that we are actively working to replenish in order to capitalize on the California demand. Accordingly, while ending community count was flat year over year, we opened 11 new communities during 2015 in California. The combination of these factors contributed to the 25.0% and 30.8% increases in orders and order value, respectively, over 2014. Challenged with spring weather delays which pushed out closing dates, Colorado experienced only a modest 6.7% increase in closing units, contributing 495 units with $224.1 million in closing revenue over the 464 units for the year ended December 31, 2014. Similarly, weather played a part in the slight increase in orders that was achieved in Colorado, with 559 units versus 530 in the prior year, up 5.5% from the prior year. The longer build times discouraged some buyers out of the new home market and into the shorter sale-to-close cycle available in the resale market. We believe this is temporary and have begun to catch up from the lost production, and accordingly we believe that orders pace will improve in this market. While orders growth was tempered, Colorado benefitted from rising averages sales prices of $28,200 of homes ordered. Community location and product mix on orders largely drove the average sales price improvements. While each state in the Region varied with respect to prior year comparisons, all three states in the Region generated improvements for the year ending December 31, 2015, which directly led to an increase in backlog versus the prior year of 266 units or $152.4 million, ending 2015 with 938 units valued at $464.2 million.
Central. The Central Region, made up of our Texas markets, closed 2,025 units totaling $705.3 million in home closing revenue. The 8.9% decline in closing units was more than offset by the 13.3% or $40,900 increase in average sales prices, resulting in a $21.6 million improvement in home closing revenue versus 2014. Texas also experienced a 7.9% decrease in orders to 2,109 units as compared to 2,290 units for the same period a year ago. The decrease in orders was partially offset by a $27,700 increase in average sales prices. The order and closing decline was largely impacted by the lower consumer confidence levels from lower oil prices in the Houston market. We believe that oil price concerns are delaying potential homebuyers from making a purchasing decision until there is more certainty surrounding the economic outlook for that market. To date, oil prices have only impacted our Houston market, with no notable impact on the other Texas markets in which we operate. In addition to the slowdown in Houston, increased build times and labor shortages as a result of the severe spring weather experienced in the Dallas market caused extended build times for homes, leading to a decline in closings year-over-year, although average sales prices improvements helped to offset the unit declines. We expect to be largely caught up on the delayed closings in early 2016. The Austin market experienced declines in orders and closings year-over-year, as demand in that market has shifted to lower-priced homes; to answer that demand, we are preparing to open several communities in 2016 and 2017 that appeal to this buyer group. The San Antonio division was our only Texas market that delivered improved results in both orders and closings in 2015 versus 2014, indicative of a stable local economy. The Region reported an orders pace decline of 9.3% year-over-year, a combined result of the reduced orders discussed above coupled with the relatively flat number of average selling communities. The combination of all these results translated to moderately higher backlog at December 31, 2015, with 942 units valued at $350.2 million, 9.8% and 13.3% increases, respectively, over 2014.
East. Our East Region generated 2,106 closings with $798.6 million of home closing revenue in 2015, 43.8% and 45.3% increases, respectively, from the same period in 2014. The Region also reported higher orders year over year, generating $329.1 million of additional order dollars, due to a 54.2% increase in units, aided by a $9,400 increase in average sales prices from 2014. The increases are primarily driven by 2015 representing full-year operations in our newer markets from the 2014 acquisition of Legendary Communities. While these markets boosted units in the Region, they also account for the tempered increase in average sales prices year over year. Operations in Tennessee, Georgia and South Carolina currently report average sales prices that range from approximately $50,000-$110,000 less than the average of the other markets in our East Region. The Region ended the year with 101 actively-selling communities as compared to 88 at the end of 2014. Ending 2015 with 228-unit and $97.7 million increases in ending backlog and backlog value over the prior year, the Region has 812 units valued at $323.3 million at December 31, 2015.

The Florida market is the largest contributor to the Region's results reporting $361.1 million in closing revenue on 843 units and generating $376.6 million on 893 new orders. The Florida growth is largely attributable to the 22.4% increase in actively-selling communities year over year. Florida's closing revenue for the year ended December 31, 2015 increased compared to prior year by $84.1 million, largely driven by the 144 additional units closed, coupled with a $32,100 increase in average sales price. Operations in North Carolina contributed 551 units or $215.6 million in closings and 626 units, or $259.0 million in order volume. These results represent a 36.5% or $57.7 million increase in closing revenues and a 50.7% or $87.1 million improvement in order value. This order growth is largely attributable to the 23.7% increase in the average number of actively-selling communities combined with higher average sales prices, mainly from offering larger product than in the prior year. Tennessee reported reduced home closing revenue in 2015 of $1.6 million on 24 fewer units versus 2014. The largest driver for this decline is from the temporary reduction of actively-selling communities in the first half of 2015. We opened five new communities in the latter half of the year, which we believe will contribute to growth moving forward. Our newest markets from the Legendary Communities acquisition in Georgia and South Carolina had only partial 2014 results and contributed 228 and 330 closings valued at $72.9 million and $101.8 million, respectively, during 2015. Georgia and South Carolina also provided 270 and 348 orders in 2015, respectively, resulting in ending backlog of 95 homes valued at $33.4 million in Georgia and 88 homes valued at $30.1 million in South Carolina at December 31, 2015 as compared to 53 units valued at $16.6 million in Georgia and 70 units valued at $26.1 million in South Carolina at December 31, 2014. We continue to focus on building these new markets to their full operating potential as we believe they are key markets that will support our growth strategy in the future.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $36.5 million, and $27.3 million for the years ending December 31, 2015 and 2014, respectively. This resulted in a $6.8 million closing profit in 2015 as compared to the loss recognized in 2014 of $1.1 million, which was primarily the result of selling the remaining assets we had in the Las Vegas area.

Fiscal 2014 Compared to Fiscal 2013
Companywide. Home closings revenue for the year ended December 31, 2014 increased 20.1% to $2.1 billion when compared to 2013, due to a 603-unit increase in units closed and a $26,400 increase in average closing price. Home orders also increased to $2.2 billion on 5,944 units in 2014 as compared to $2.0 billion on 5,615 units in 2013. The value on orders in 2014 was largely boosted by an average sales price increase of $23,500. Increases in average sales prices were seen in many of our markets in 2014 as a result of community location, larger product offerings and to a lesser extent, pricing appreciation. Buyer confidence helped to maintain a low cancellation rate of 14.0% in 2014 as compared to 12.8% in 2013, resulting in a 261-unit, or 14.1%, increase in our year-end backlog, ending 2014 with 2,114 homes valued at $846.5 million as compared to 1,853 homes valued at $686.7 million in 2013. Growth in our new markets from the Legendary Communities acquisition and the continuing growth in Tennessee and improvements in Texas contributed to the year-over-year growth, helping to offset some of the declines experienced in the West Region during 2014, particularly in Arizona. We benefited in 2014 from our successful land positions, desirable home designs and industry-leading energy efficiency innovations. Our average active community count increased 20.5% to 229 communities at the end of 2014 as compared to 188 in 2013, largely driven by the new communities in Georgia and South Carolina from our acquisition of Legendary Communities.

West. In 2014, home closings units decreased 12.1%, which was nearly offset by a $44,200 or 11.8% increase in average sales price, generating $909.1 million in home closing revenue for the year ended December 31, 2014 compared to $925.4 million in 2013. Similarly, the $39,500 or 10.1% increase in average sales price on orders nearly offset the 318 or 12.9% drop in units year over year, ending 2014 with $923.8 million in orders on 2,140 units as compared to $963.9 million on 2,458 units in 2013. These results led to ending backlog at year-end 2014 in the Region of $311.8 million on 672 units versus $297.1 million on 705 units in the prior year. The increases in average sales prices that helped offset the decline in volume in the Region were largely due to our 2014 mix being made up of larger homes and more desirable communities than 2013.

Our reduction in orders per average active community in the Region to 27.1 for the year ended December 31, 2014 as compared to 34.1 in 2013 was largely due to the softening of the Arizona market in 2014 that impacted demand. California and Colorado orders pace also declined in 2014 from 2013; however, those markets still performed at a pace exceeding our company average with 33.6 and 34.2 orders per average community, respectively. We strategically increased our active community count in California in the last half of 2014 in order to capitalize on the good demand that market was benefiting from. Orders in Arizona moderated in 2014 and home prices dipped accordingly, although due to a shift to larger homes, our average sales price on orders improved over 2013. In response to the dip in demand, we initiated limited price reductions and incentives during 2014 to spur buyer demand in Arizona. Colorado had improved orders year-over-year, generating a $34.9 million increase in order value on 65 additional units over 2013. Colorado produced some of our highest average sales prices in the Company, second only to California and benefited from increases in average sales prices on orders during 2014 of $12,800 or 3.0%, on top of our $93,400 or 27.6% increases recorded in 2013. Colorado steadily increased its contribution to overall results in the Region, which offset some of the declines in California and Arizona in 2014 and aided the overall average sales price growth in the Region during that period.
Central. The Central Region, made up of our Texas markets, closed 2,224 units totaling $683.7 million in home closing revenue in 2014, 21.3% and 38.7% increases over 2013, respectively. As the largest volume market in the country, Texas also experienced an increase in orders to 2,290 units in 2014 as compared to 2,126 units for the 2013 period. The 7.7% orders increase was achieved in spite of a 4.4% drop in the average number of actively-selling communities, highlighting improvements in the Region and the desirable locations of our communities that are appealing to buyers. Average orders per active community increased to 35.5 per community, up 12.7% during 2014 as compared to 2013 and was the highest orders pace in the Company in 2014. Community placement and larger product offerings, along with increasing consumer confidence in a strong local economy helped to drive our average order price increase of $41,100, or 14.4% in 2014 as compared to 2013. The increased orders and order value in the Region translated to higher backlog at December 31, 2014, with 858 units valued at $309.0 million, 8.3% and 25.8% increases, respectively, over 2013.
East. Our East Region generated 1,465 closings with $549.6 million of home closing revenue in 2014, a 53.9% and 50.5% increase, respectively, from the same period in 2013. The Region also reported higher results in orders year over year generated $154.9 million of additional order dollars, due to a 46.8% increase in units, partially offset by a $25,300 or 6.3% decrease in average sales prices from 2013. While the volume increases were largely credited to the 94.0% increase in the average number of actively selling communities as a result of the new markets entered in this Region during 2014 and 2013, some of those same markets also accounted for the decrease in average sales prices in 2014 due to local market dynamics. The Region ended the year with 88 actively selling communities as compared to 42 at the end of 2013, primarily due to the acquisition of Legendary Communities. The Region ended 2014 with a 228-unit and $81.7 million increase in ending backlog, 64.0% and 56.7% gains, respectively, over 2013.

As the largest contributor to the Region's results, Florida reported $277.0 million in closing revenue on 699 units and generating $290.3 million in new orders on 728 units for the year ended December 31, 2014. This growth was largely attributable to the 28.9% increase in actively selling communities year-over-year, jumping from 20 communities at the end of 2013 to 29 communities at the end of 2014. Florida's closing revenue for the year ended December 31, 2014 increased compared to 2013 by $13.0 million despite relatively flat closing units year-over-year as a result of average sales price increases of $14,100. Operations in North Carolina contributed 386 units or $158.0 million in closings and 438 units, or $171.8 million in order volume from 19 average actively-selling communities in 2014. Reporting its first full year of operations, the Tennessee market contributed more meaningfully to the Region’s 2014 results compared to prior year, accounting for 8.9% and 12.1% of the Region's total home closing revenue and closing units, respectively with 178 units and $48.7 million in associated revenue. Tennessee also contributed 177 orders valued at $49.4 million, and ending backlog of 39 units valued at $12.2 million as of December 31, 2014. Our newest markets in Georgia and South Carolina provided five months of operating results for 2014, and contributed 90 and 112 closings valued at $29.6 million and $36.2 million, respectively, with no comparable results for 2013. Georgia and South Carolina also provided 72 and 99 orders, respectively, which resulted in ending backlog of 53 units valued at $16.6 million in Georgia and 70 units valued at $26.1 million in South Carolina for the year ended December 31, 2014.

Land Closing Revenue and Gross Profit
We recognized land closing revenue of $27.3 million, and $31.3 million for the years ending December 31, 2014 and 2013, respectively. Similar to 2014, we had losses in 2013 from Las Vegas area sales, a market we exited in 2011; however, 2013 results had offsetting gains from land sales in other markets and resulted in a land closing profit for the year ended December 31, 2013 of $4.5 million.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2015		2014		2013
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$481,919	19.0%	$453,715	21.2%	$391,914	22.0%

West	$185,253	18.0%	$196,040	21.6%	$217,289	23.5%

Central	$154,051	21.8%	$149,393	21.9%	$96,508	19.6%

East	$142,615	17.9%	$108,282	19.7%	$78,117	21.4%

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

Fiscal 2015 Compared to Fiscal 2014
Companywide. Home closing gross margin decreased to 19.0% for the year ended December 31, 2015 as compared to 21.2% for the year ended December 31, 2014. The increases in home closing volume ended 2015 with $481.9 million in total gross profit, a $28.2 million improvement from the prior year. The 220-basis-point reduction in gross margin is largely driven by rising land costs as most of our markets have experienced steadily rising land costs over the last several years. Labor shortages were more acute in specific markets impacted by weather delays which also placed pressure on margins in 2015. In addition, company-wide home closing gross margins declined approximately 30 basis-points due to impairment charges taken during the year ended December 31, 2015, while 2014 impairments had only a nominal impact on home closing gross margin. The lower margin East Region made up a larger percentage of our company-wide closings as compared to the prior year given our significant expansion efforts. The lower margins generated in the East Region are primarily caused by its composition of new and/or smaller divisions, which are not yet scaled and operating with the same efficiencies as our other divisions.
West. Our West Region experienced the largest decrease in home closing gross margin from 21.6% in 2014 to 18.0% in 2015. The margin decline from prior year is largely the result of higher land prices in all states within the Region and increasing labor costs which were exacerbated in Colorado due to the construction delays caused by wet spring weather. The second half of 2014 brought soft local market conditions, particularly in Arizona, which reduced demand and average sales prices. A large percentage of our Arizona closings in the first half of 2015 were from orders received in latter 2014 and therefore contributed to the lower 2015 gross margins. While demand in Arizona has improved and sales prices stabilized in 2015, the impact of higher land price increases in the West Region is expected to remain. Margins in the West Region were also impacted by approximately 40 basis points due to impairment charges taken during the year in an effort to spur sales in specifically identified slower moving communities.
Central. The Central Region's home closing gross margin was 21.8% in 2015, as compared to 21.9% in 2014. This market has historically reported our least volatile results in gross margin, and we have been largely successful to date managing cost increases within the Region in spite of labor shortages and weather delays.
East. The East Region reported decreased gross margins in 2015 of 17.9% versus 19.7% in 2014. Gross margin in this Region temporarily bears the impact of acquisition accounting adjustments from Legendary Communities and currently delivers our lowest gross margins. These accounting adjustments will continue to dissipate as we work through closing out the acquired inventory that had the most significant adjustments. This Region also incurred impairment charges related to terminated option contracts acquired in connection with the Legendary Homes acquisition, which impacted gross margin by approximately 30 basis points for the year ended December 31, 2015. In addition to our new Legendary Communities operations that are not yet fully integrated and scaled to our normal company operating levels, the East Region is comprised of several other newer and smaller markets which typically generate lower operating margins as overhead leverage in these operations is not yet to scale. As we establish ourselves with a solid land pipeline and grow our market share within these new and smaller market, we expect to gain better purchasing power with our subcontractors and improve our operating leverage and gross margin.
Fiscal 2014 Compared to Fiscal 2013
Companywide. Home closing gross margin decreased to 21.2% for the year ended December 31, 2014 as compared to 22.0% for the year ended December 31, 2013. The 80-basis-point reduction in gross margin in 2014 compared to 2013 stemmed largely from softer market conditions and increasing land costs in the West region, although the West Region maintained a home closing gross margin above the Company average. Margins in 2014 also reflected a 26-basis-point decline year over year due to the impact of acquisition accounting adjustments related to closings from Legendary Communities.
West. Our West Region experienced a decline in home closing gross margin to 21.6% for 2014 from 23.5% in 2013. The Region's gross margins were still healthy but declined year-over-year mainly as a result of the rapid price appreciation in 2013, particularly in Arizona and California, which drove 2013 gross margins to unusually high levels. Increasing land costs year-over-year also led to margin erosion in this Region as demand for superior land positions drove up lot prices. To a lesser extent, due to the reduced closing volume year-over-year, we had a lesser ability to leverage construction overhead costs in this Region.
Central. The Central Region saw an increase in home closing gross margin to 21.9% in 2014, as compared to 19.6% in 2013. This improvement was mostly due to our product offering in desirable locations that generated increased demand and higher profitability, as well as construction efficiencies of scale resulting from the 390 additional closings in 2014 versus 2013.
East. The East Region reported lower gross margins in 2014 of 19.7% versus 21.4% in 2013. Gross margin in this Region bore the impact of acquisition accounting adjustments from Legendary Communities. In addition to the Legendary Communities operations, the East Region operated in several newer markets which have variability in construction overhead leverage due to a currently uneven flow of actively selling communities opening and closing.

	Years Ended December 31,
	($ in thousands)
	2015	2014	2013
Financial services profit	$19,271	$16,178	$15,954
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

	Years Ended December 31,
	($ in thousands)
	2015	2014	2013
Commissions and Other Sales Costs
Dollars	$188,418	$156,742	$126,716
Percent of home closing revenue	7.4%	7.3%	7.1%
General and Administrative Expenses
Dollars	$112,849	$104,598	$91,510
Percent of total closing revenue	4.4%	4.8%	5.0%
Loss from Unconsolidated Entities, Net
Dollars	$338	$447	$378
Interest Expense
Dollars	$15,965	$5,163	$15,092
Other Loss/(Income), Net
Dollars	$946	$(6,572)	$(2,792)
Loss on Early Extinguishment of Debt
Dollars	$—	$—	3,796
Provision for Income Taxes
Dollars	$60,726	$66,176	$53,208
Fiscal 2015 Compared to Fiscal 2014
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $31.7 million in 2015 over 2014, but were relatively flat as a percentage of home closing revenue at 7.4% in 2015 compared to 7.3% in 2014. The dollar increase relates to increased commission expense attributable to higher closing units and revenue dollars.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. General and administrative expenses increased to $112.8 million for 2015 versus $104.6 million in 2014. The increase in 2015 was impacted by severance payments of approximately $3.1 million related to the departure of a senior executive officer in accordance with the terms of his employment agreement. In addition, we incurred increased compensation costs driven by accelerated stock-compensation expense of approximately $2.1 million as a result of retirement provision triggers being met for senior executive officers and non-employee directors. These accelerated charges were partially offset by compensation adjustments and other cost control measures. Results in 2015 also include full year divisional overhead costs incurred in our newer markets in Atlanta and Greenville, which had only partial year comparable costs in the prior year. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels and were successful in improving our leverage of general and administrative expenses as a percentage of total closing revenue to 4.4% in 2015 compared to 4.8% in 2014.
Loss from Unconsolidated Entities, Net. Loss from unconsolidated entities, net represents our portion of pre-tax losses/earnings from non-financial services joint ventures. Included in this amount is both the pass through of losses/earnings from the joint venture's most recently available financial statements as well as any accrued expected losses/earnings for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The 2015 loss of $0.3 million is consistent with the prior year loss of $0.4 million.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes and our Credit Facility. During 2015 and 2014, our non-capitalizable interest expense was $16.0 million and $5.2 million, respectively. The increase in expense year over year is a result of the expense associated with the $200 million of 6.0% Senior Notes issued in June 2015 in addition to the interest charges associated with higher intra-period amounts drawn on our Credit Facility during 2015.
Other (Income)/Loss, Net. Other (income)/loss, net primarily consists of (i) payments and awards related to legal settlements, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) interest earned on our cash, cash equivalents, investments and marketable securities. The $7.5 million change from income in 2014 to loss in 2015 is mainly due to a $4.1 million litigation-related charge in 2015, compared to several favorable settlements in 2014.

Income Taxes. The effective tax rate was 32.1% and 31.8% for 2015 and 2014, respectively. Our tax rate has been favorably impacted in both years by energy tax credits and the homebuilder manufacturing deduction.
Fiscal 2014 Compared to Fiscal 2013
Commissions and Other Sales Costs. Commissions and other sales costs increased by $30.0 million for 2014 versus 2013, but only increased slightly as a percentage of home closing revenue to 7.3% in 2014 compared to 7.1% in 2013. The dollar increase related to increased commission expense attributable to higher closing units and revenue dollars. The slight increase as a percentage of home closing revenue included marketing and re-branding costs associated with bringing on newly-acquired Legendary Communities divisions.
General and Administrative Expenses. General and administrative expenses increased to $104.6 million for 2014 versus $91.5 million in 2013. The increase in dollars incurred was mainly due to increased compensation costs driven by additional staffing volumes as well as overhead costs incurred in our newer markets, such as Nashville, Atlanta and Greenville, which had partial-year or no comparable 2013 costs. Additionally, performance based compensation increased as a result of the higher net earnings for the year ended December 31, 2014 versus 2013. Also included in the 2014 results were transaction-related expenses from our acquisition of Legendary Communities. General and administrative expenses decreased to 4.8% of total revenue in 2014 as compared to 5.0% for the same period in 2013, mainly due to the increased closing revenue we generated year-over-year.
Loss from Unconsolidated Entities, Net. The 2014 loss of $0.4 million was consistent with the prior year loss of $0.4 million.
Interest Expense. During 2014 and 2013, our non-capitalizable interest expense was $5.2 million and $15.1 million, respectively. The decrease in expense year over year was a result of a higher amount of assets under development that qualified for interest capitalization in 2014 versus 2013.
Other (Income)/Loss, Net. The reported net other income in 2014 was primarily due to the net positive impact of several legal settlements.
Loss on Early Extinguishment of Debt. Loss on extinguishment of debt in 2013 was attributable to the charges associated with the tender of our senior subordinated notes due 2017 ("2017 Notes"). The charges represented both the loss on the extinguishment as well as the write off of remaining unamortized capitalized costs related to the tendered notes. There were no such charges for the year ended December 31, 2014.
Income Taxes. The effective tax rate was 31.8% and 29.9% for 2014 and 2013, respectively. Our tax rate was favorably impacted in both years by energy tax credits and the homebuilder manufacturing deduction. In 2013, there was an additional favorable impact from the reversal of the remaining valuation reserves on our deferred tax assets.

Liquidity and Capital Resources

Overview of Cash Management
Our principal uses of capital for 2015 were the acquisition and development of new and strategic lot positions, home construction, operating expenses, and the payment of routine liabilities. We used funds generated by operations and our cash reserves to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating positive margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the year ended December 31, 2015 and December 31, 2014, net cash used in operations totaled $3.3 million and $211.2 million, respectively. Operating cash flow results in 2015 benefited from cash generated by the $128.7 million in net earnings, offset mainly by the $209.4 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction. We were more cautious in taking on new land positions due to uncertainties in some markets during 2015. As a result, we didn't deploy as much capital for land and development in 2015 as compared to the prior year. Operating cash flow results in 2014 benefited from the cash generated by the $142.2 million in net earnings, offset mainly by the $338.6 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction.

Investing Cash Flow Activities

During the year ended December 31, 2015, net cash used in investing activities totaled $16.5 million as compared to $62.9 million for the same period in 2014. Cash used in investing activities in 2015 is mainly attributable to the purchases of property, plant and equipment of $16.1 million. Net cash used in investing activities in 2014 primarily related to the cash outlay of $130.7 million for the acquisition of Legendary Communities, coupled with the net maturities and purchases of investments and securities.

Financing Cash Flow Activities

During the year ended December 31, 2015, net cash provided by financing activities totaled $178.7 million as compared to $103.3 million for the same period in 2014. The increase in 2015 is due to the $200.0 million in proceeds from our senior note issuance, offset with $23.2 million in repayments of loans payable and other borrowings. The net cash provided by financing activities in 2014 is primarily the result of the $110.4 million of net proceeds received in connection with our issuance of common stock in January 2014.

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, as well as construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur these cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using our cash on hand to fund operations in several of our new markets. As we continue to expand our business, we expect cash outlays for land purchases, land development and home construction will continue to exceed our cash generated by operations in the near term.

During 2015, we closed 6,522 homes, purchased approximately 7,200 lots for $474.9 million, spent $217.6 million on land development, $45.6 million on lot option deposits, and started approximately 7,200 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially-finished lots than in recent years. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended 2015 with $262.2 million of cash and cash equivalents, a $158.9 million increase from December 31, 2014, primarily from the cash received from our $200.0 million Senior Notes issued in 2015. As we have no debt maturities until 2018, we expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

In addition to expanding our business in existing markets, we seek to opportunistically increase our geographic footprint through acquisitions. Consistent with our efforts, in August 2013, we completed our first acquisition since 2005, entering the Nashville, Tennessee market through the purchase of a local homebuilder. In August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets and expanded our presence in Charlotte, North Carolina through the acquisition of Legendary Communities.

Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In 2015, we increased the capacity of our unsecured revolving credit facility from $400 million to $500 million and issued $200.0 million in new debt in June.

We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Note 5 and 6 in the accompanying notes to the consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2015	At December 31, 2014
Notes payable and other borrowings	$1,127,785	$935,208
Stockholders’ equity	1,258,937	1,109,489
Total capital	$2,386,722	$2,044,697
Debt-to-capital (1)	47.3%	45.7%
Notes payable and other borrowings	$1,127,785	$935,208
Less: cash, cash equivalents and investments and securities	(262,208)	(103,333)
Net debt	865,577	831,875
Stockholders’ equity	1,258,937	1,109,489
Total net capital	$2,124,514	$1,941,364
Net debt-to-capital (2)	40.7%	42.9%

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

Senior and Convertible Senior Notes
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
6.00% Senior Notes
In June 2015, we completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 ("2025 Notes"). The 2025 Notes were issued at par, and the proceeds will be used for general corporate obligations and future land spend.

The indentures for our 7.15%, 7.00%, 6.00% and 4.50% senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions of non-model home assets and mergers.

Loans Payable and Other Borrowings

In the first quarter of 2015, we increased our unsecured revolving credit facility ("Credit Facility") to $500 million, of which $200.0 million is available for letters of credit. Additionally, in the third quarter of 2015, the maturity date was extended to July 2019. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. During 2015 and 2014, borrowings under the Credit Facility reached $110.0 million in each year, with no borrowings outstanding as of each respective year-end. As of December 31, 2015, we had outstanding letters of credit issued under the Credit Facility totaling $27.7 million, leaving $472.3 million available under the Credit Facility to be drawn.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2015. Our actual financial covenant calculations as of December 31, 2015 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $794,757	$1,211,348
Leverage Ratio	< 60%	37.2%
Interest Coverage Ratio (1)	> 1.50	4.24
Minimum Liquidity (1)	> $67,542	$734,524
Investments other than defined permitted investments	<$363,404	$11,370

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
The total number of lots under control at December 31, 2015 was 27,785 as compared to 30,295 at December 31, 2014. At December 31, 2015 and 2014, respectively, 69.1% and 64.9% of our controlled lots were owned. The decrease in our lots under control from prior year was primarily due to several targeted land sales and terminated option contracts in 2015 coupled with fewer lot purchase contracts. During 2015, we acquired approximately 6,500 lots for $349.7 million as compared to approximately 11,200 lots for $370.5 million in 2014 (in addition, 2014 included approximately 4,100 lots in connection with the Legendary acquisition). The lower volume in 2015 stemmed from assessing the uncertainties in certain markets in 2015, making our land purchases more cautious than in recent years. We intend to continue to pursue such option contract opportunities in the future, where economically feasible, as we believe they reduce risk and help manage our balance sheet and cash flows. At December 31, 2015, our total option and purchase contracts had purchase prices in the aggregate of approximately $927.3 million, on which we had made deposits of approximately $87.8 million in cash.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 4, and 15 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K and are incorporated by reference herein. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.

Contractual Obligations
The following is a summary of our contractual obligations at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal, senior and convertible senior notes	$1,101,500	$—	$301,500	$300,000	$500,000
Interest, senior and convertible senior notes	356,765	64,697	119,111	93,707	79,250
Loans payable and other borrowings	23,867	17,139	6,728	—	—
Interest, loans payable and other borrowings	1,782	1,094	688	—	—
Operating lease obligations	27,909	6,710	10,853	5,135	5,211
Other contractual obligations (1)	2,922	1,601	1,304	17	—
Total (2)	$1,514,745	$91,241	$440,184	$398,859	$584,461

(1)	Represents other long-term obligations for items such as software and marketing licenses.

(2)	See Notes 5, 6 and 15 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2015 or 2014.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $175.0 million in principal of our 4.50% senior notes, $300.0 million in principal of our 7.15% senior notes, $300.0 million in principal of our 7.00% senior notes, $200.0 million in principal of our 6.00% senior notes and $126.5 million in principal of our 1.875% senior convertible notes. Except in limited circumstances, or upon the occurrence of specific trigger events for our convertible notes, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes. We had intra-period borrowings under the Credit Facility up to $110.0 million for both years ending December 31, 2015 and 2014, with no amount outstanding as of each respective year end. Interest charges resulting from the intra-period borrowings totaled $0.9 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value. Information regarding interest rate sensitivity principal (notional) amount by expected maturity and average interest rates for the year ended December 31, 2015 follows:

	For the Years Ended December 31,							Fair Value at December 31,
	2016	2017 (a)	2018	2019	2020	Thereafter	Total	2015 (b)
	(dollars in millions)
Senior and Convertible Senior Notes
Fixed rate	$—	$126.5	$175.0	$—	$300.0	$500.0	$1,101.5	$1,125.9
Average interest rate	n/a	1.875%	4.500%	n/a	7.150%	6.600%	5.874%	n/a

Loans Payable and Other Borrowings
Fixed rate	$17.1	$1.3	$5.5	—	$—	$—	$23.9	$23.9
Average interest rate	3.150%	6.000%	6.000%	n/a	n/a	n/a	3.950%	n/a

(a)
The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes (September, 2012). On such dates, the note-holders may require a repurchase for any portion or all of their outstanding notes. The amount due to the note-holders in the event of a repurchase is equal to 100% of the principal amount plus any accrued and unpaid interest. We may call the Convertible Notes at any time after the fifth anniversary.

(b)	Fair value of our fixed rate debt at December 31, 2015, is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 17, 2016

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share data)
Assets
Cash and cash equivalents	$262,208	$103,333
Other receivables	57,296	56,763
Real estate	2,098,302	1,877,682
Real estate not owned	—	4,999
Deposits on real estate under option or contract	87,839	94,989
Investments in unconsolidated entities	11,370	10,780
Property and equipment, net	33,970	32,403
Deferred tax asset	59,147	64,137
Prepaids, other assets and goodwill	80,390	71,052
Total assets	$2,690,522	$2,316,138
Liabilities
Accounts payable	$106,440	$83,619
Accrued liabilities	161,163	154,144
Home sale deposits	36,197	29,379
Liabilities related to real estate not owned	—	4,299
Loans payable and other borrowings	23,867	30,722
Senior and convertible senior notes	1,103,918	904,486
Total liabilities	1,431,585	1,206,649
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,669,094 and 39,147,153 shares at December 31, 2015 and 2014, respectively	397	391
Additional paid-in capital	559,492	538,788
Retained earnings	699,048	570,310
Total stockholders’ equity	1,258,937	1,109,489
Total liabilities and stockholders’ equity	$2,690,522	$2,316,138
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$2,531,556	$2,142,391	$1,783,389
Land closing revenue	36,526	27,252	31,270
Total closing revenue	2,568,082	2,169,643	1,814,659
Cost of home closings	(2,049,637)	(1,688,676)	(1,391,475)
Cost of land closings	(29,736)	(28,350)	(26,766)
Total cost of closings	(2,079,373)	(1,717,026)	(1,418,241)
Home closing gross profit	481,919	453,715	391,914
Land closing gross profit/(loss)	6,790	(1,098)	4,504
Total closing gross profit	488,709	452,617	396,418
Financial Services:
Revenue	11,377	10,121	6,037
Expense	(5,203)	(4,812)	(3,266)
Earnings from financial services unconsolidated entities and other, net	13,097	10,869	13,183
Financial services profit	19,271	16,178	15,954
Commissions and other sales costs	(188,418)	(156,742)	(126,716)
General and administrative expenses	(112,849)	(104,598)	(91,510)
Loss from other unconsolidated entities, net	(338)	(447)	(378)
Interest expense	(15,965)	(5,163)	(15,092)
Other (loss)/income, net	(946)	6,572	2,792
Loss on early extinguishment of debt	—	—	(3,796)
Earnings before income taxes	189,464	208,417	177,672
Provision for income taxes	(60,726)	(66,176)	(53,208)
Net earnings	$128,738	$142,241	$124,464
Earnings per common share:
Basic	$3.25	$3.65	$3.45
Diluted	$3.09	$3.46	$3.25
Weighted average number of shares:
Basic	39,593	39,017	36,105
Diluted	42,164	41,614	38,801
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2015, 2014 and 2013
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2013	35,613	$356	$390,249	$303,605	$—	$694,210
Net earnings	—	—	—	124,464	—	124,464
Exercise/vesting of equity awards	631	6	11,595	—	—	11,601
Excess income tax benefit from stock-based awards	—	—	1,891	—	—	1,891
Equity award compensation expense	—	—	9,483	—	—	9,483
Non-controlling interest acquisition	—	—	(257)	—	—	(257)
Balance at December 31, 2013	36,244	362	412,961	428,069	—	841,392
Net earnings	—	—	—	142,241	—	142,241
Exercise/vesting of equity awards	373	4	1,038	—	—	1,042
Excess income tax benefit from stock-based awards	—	—	2,297	—	—	2,297
Equity award compensation expense	—	—	12,211	—	—	12,211
Issuance of stock	2,530	25	110,395	—	—	110,420
Other	—	—	(114)	—	—	(114)
Balance at December 31, 2014	39,147	391	538,788	570,310	—	1,109,489
Net earnings	—	—	—	128,738	—	128,738
Exercise/vesting of equity awards	522	6	2,880	—	—	2,886
Excess income tax benefit from stock-based awards	—	—	2,043	—	—	2,043
Equity award compensation expense	—	—	15,781	—	—	15,781
Balance at December 31, 2015	39,669	$397	$559,492	$699,048	$—	$1,258,937
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net earnings	$128,738	$142,241	$124,464
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,241	11,614	9,934
Stock-based compensation	15,781	12,211	9,483
Loss on early extinguishment of debt	—	—	3,796
Excess income tax benefit from stock-based awards	(2,043)	(2,297)	(1,891)
Equity in earnings from unconsolidated entities	(12,759)	(10,422)	(12,805)
Deferred tax asset valuation benefit	—	—	(8,666)
Distributions of earnings from unconsolidated entities	12,650	11,613	13,013
Other	11,530	10,149	17,742
Changes in assets and liabilities:
Increase in real estate	(209,407)	(338,594)	(263,886)
Decrease/(increase) in deposits on real estate under option or contract	6,316	(42,278)	(36,974)
Increase in receivables, prepaids and other assets	(7,083)	(25,032)	(18,429)
Increase in accounts payable and accrued liabilities	31,883	14,688	76,898
Increase in home sale deposits	6,818	4,859	9,397
Net cash used in operating activities	(3,335)	(211,248)	(77,924)
Cash flows from investing activities:
Investments in unconsolidated entities	(481)	(515)	(107)
Distributions of capital from unconsolidated entities	—	65	158
Purchases of property and equipment	(16,092)	(20,788)	(15,783)
Proceeds from sales of property and equipment	86	262	56
Maturities/sales of investments and securities	1,555	124,599	163,012
Payments to purchase investments and securities	(1,555)	(35,813)	(166,619)
Cash paid for acquisitions	—	(130,677)	(18,624)
Decrease in restricted cash	—	—	38,938
Net cash (used in)/provided by investing activities	(16,487)	(62,867)	1,031
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(23,226)	(10,447)	(8,352)
Repayment of senior subordinated notes	—	—	(102,822)
Proceeds from issuance of senior notes	200,000	—	281,699
Debt issuance costs	(3,006)	—	(3,188)
Excess income tax benefit from stock-based awards	2,043	2,297	1,891
Non-controlling interest acquisition	—	—	(257)
Proceeds from issuance of common stock, net	—	110,420	—
Proceeds from stock option exercises	2,886	1,042	11,601
Net cash provided by financing activities	178,697	103,312	180,572
Net increase/(decrease) in cash and cash equivalents	158,875	(170,803)	103,679
Cash and cash equivalents, beginning of year	103,333	274,136	170,457
Cash and cash equivalents, end of year	$262,208	$103,333	$274,136
See Supplemental Disclosure of Cash Flow Information in Note 12.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we currently operate under the name of Phillips Builders, and in the Greenville market where we currently operate under the Legendary Communities brand for all communities open for sales as of the date of our acquisition and as Meritage Homes for all subsequently opened Greenville communities. We also operate under the name Monterey Homes in some markets. At December 31, 2015, we were actively selling homes in 254 communities, with base prices ranging from approximately $132,000 to $1,360,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $74.5 million and $59.2 million are included in cash and cash equivalents at December 31, 2015 and 2014, respectively. Included in our balance as of December 31, 2015 and December 31, 2014 is $20.0 million and $0.2 million, respectively, of money market funds that are invested in short term (three months or less) government securities.

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

We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate construction and land costs.

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

Deposits. Deposits paid related to purchase contracts and land options are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since the acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $87.8 million and $95.0 million as of December 31, 2015 and December 31, 2014, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on at least an annual basis through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. Under the guidelines contained in ASC 350, we evaluate goodwill for impairments annually or more frequently if deterioration in our inputs exists. See Note 9 for additional information related to goodwill.
Property and Equipment, net. Property and equipment, net consists of computer and office equipment and model home furnishings. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Maintenance and repair costs are expensed as incurred. At December 31, 2015 and 2014, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2015	2014
Computer and office equipment	$32,216	$30,084
Model home furnishings	41,252	36,403
Gross property and equipment	73,468	66,487
Accumulated depreciation	(39,498)	(34,084)
Total	$33,970	$32,403
Deferred Costs. At December 31, 2015 and 2014, deferred costs representing debt issuance costs totaled approximately $10.7 million and $10.1 million, net of accumulated amortization of approximately $15.8 million and $13.4 million respectively, and are included on our consolidated balance sheets within Prepaids, other assets and goodwill. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method.

Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in Loss from other unconsolidated entities, net, or Earnings from financial services, unconsolidated entities and other, net, in our statements of operations. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment when events that trigger an evaluation of recoverability present themselves. See Note 4 for additional information related to investments in unconsolidated entities.

Accrued Liabilities. Accrued liabilities at December 31, 2015 and 2014 consisted of the following (in thousands):

	At December 31,
	2015	2014
Accruals related to real estate development and construction activities	$37,509	$34,975
Payroll and other benefits	41,240	44,107
Accrued taxes	9,950	11,096
Warranty reserves	21,615	22,080
Legal reserves	18,812	16,499
Other accruals	32,037	25,387
Total	$161,163	$154,144
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
We recognize interest and penalties related to unrecognized tax benefits within the Provision for income taxes line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the Accrued liabilities line in the accompanying consolidated balance sheets. See Note 11 for additional information related to income taxes.
Advertising Costs. We expense advertising costs as they are incurred. Advertising expense was approximately $14.8 million, $11.8 million and $7.8 million in fiscal 2015, 2014 and 2013, respectively.
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

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $2.4 million, $1.9 million and $1.3 million for the years ended 2015, 2014 and 2013, respectively.

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

	December 31, 2015		December 31, 2014
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to joint ventures	$87	$87	$87	$87
Sureties related to owned projects and lots under contract	250,639	103,200	230,079	93,667
Total Sureties	$250,726	$103,287	$230,166	$93,754
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$—	N/A	$1,200	N/A
LOCs for land development	23,934	N/A	13,789	N/A
LOCs for general corporate operations	3,750	N/A	4,500	N/A
Total LOCs	$27,684	N/A	$19,489	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we recorded unfavorable adjustments to our warranty reserve balance of $1.1 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively, which increased our cost of sales.

A summary of changes in our warranty reserves follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance, beginning of year	$22,080	$21,971
Additions to reserve from new home deliveries	12,924	11,929
Warranty claims	(14,508)	(12,320)
Adjustments to pre-existing reserves	1,119	500
Balance, end of year	$21,615	$22,080
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

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability, other than those related to a revolving debt arrangement, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ASU 2015-15, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for us beginning January 1, 2016, but we do not expect the resulting changes to be material.
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

In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending December 31, 2016. We do not anticipated the adoption of ASU 2014-15 will have a material effect on our consolidated financial statements or disclosures.

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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Homes under contract under construction (1)	$456,138	$328,931
Unsold homes, completed and under construction (1)	307,425	302,288
Model homes (1)	138,546	109,614
Finished home sites and home sites under development (2)	1,196,193	1,136,849
	$2,098,302	$1,877,682

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Capitalized interest, beginning of year	$54,060	$32,992	$21,600
Interest incurred	67,542	58,374	51,152
Interest expensed	(15,965)	(5,163)	(15,092)
Interest amortized to cost of home and land closings	(44,435)	(32,143)	(24,668)
Capitalized interest, end of year (1)	$61,202	$54,060	$32,992

(1)
Approximately $445,000, $490,000 and $511,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” in our consolidated balance sheet as of December 31, 2015, 2014 and 2013, respectively.

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
The table below presents a summary of our lots under option at December 31, 2015 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price (unaudited)	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	6,058	581,635	75,985
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,011	89,107	7,004
Purchase contracts not recorded on balance sheet —refundable deposits, committed	508	16,423	805
Total committed (on and off balance sheet)	8,577	687,165	83,794
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	4,331	240,093	4,045
Total lots under contract or option	12,908	$927,258	$87,839
Total option contracts not recorded on balance sheet (3)	12,908	$927,258	$87,839	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2015.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of December 31, 2015, we had two active equity-method land ventures.
We had outstanding litigation reserves related to a minority ownership in one of our inactive joint ventures, the South Edge joint venture. There is pending litigation with the venture's lender group regarding our guarantee related to that venture and, separate pending arbitration proceedings regarding a dispute we have with certain members of the joint venture. See Note 15 regarding the outstanding litigation related to this joint venture.
As of December 31, 2015, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of December 31, 2015 and December 31, 2014 was $2.5 million and $2.0 million, respectively. Prior year balances included investments in wind-down title joint ventures that are no longer in operation.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31, 2015	At December 31, 2014
Assets:
Cash	$7,888	$6,471
Real estate	33,366	34,435
Other assets	4,514	2,990
Total assets	$45,768	$43,896
Liabilities and equity:
Accounts payable and other liabilities	$7,331	$5,994
Notes and mortgages payable	13,345	13,346
Equity of:
Meritage (1)	8,194	7,735
Other	16,898	16,821
Total liabilities and equity	$45,768	$43,896

	Years Ended December 31,
	2015	2014	2013
Revenue	$35,510	$28,458	$34,553
Costs and expenses	(16,240)	(13,009)	(12,407)
Net earnings of unconsolidated entities	$19,270	$15,449	$22,146
Meritage’s share of pre-tax earnings (1) (2)	$12,805	$10,443	$12,833

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

The joint venture assets and liabilities noted in the table above primarily represent the two active land ventures, one mortgage and various inactive ventures. Our total investment in all of these joint ventures is $11.4 million as of December 31, 2015. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31, 2015	At December 31, 2014
Other borrowings, real estate note payable (1)	$23,867	$30,722
$500 million unsecured revolving credit facility, maturing July 2019, with interest approximating LIBOR (approximately 0.43% at December 31, 2015) plus 1.75% or Prime (3.50% at December 31, 2015) plus 0.75%	—	—
Total	$23,867	$30,722

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 6%.

In July 2012, we entered into an unsecured revolving $125.0 million credit facility ("Credit Facility"). From time to time, we have increased the Credit Facility and extended its maturity date. Most recently, in the first quarter of 2015, we increased the capacity to $500.0 million. In July 2015, the maturity date of the credit facility was extended to July 9, 2019 and the accordion feature was amended to permit the size of the facility to be increased by $100.0 million up to a maximum of $600.0 million. In addition to the extended maturity date, various terms including interest rates and commitment fees were reduced. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits our leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. During the twelve months ended December 31, 2015, gross borrowings and repayments totaled $210.0 million each, and at no time did our maximum borrowings under the Credit Facility exceed $110.0 million, all of which was repaid as of December 31, 2015. Maximum borrowings under the Credit Facility in 2014 were $110.0 million, all of which was repaid as of December 31, 2014. As of December 31, 2015 we had outstanding letters of credit issued under the Credit Facility totaling $27.7 million, leaving $472.3 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES
Senior and convertible senior notes consist of the following (in thousands):

	At December 31, 2015	At December 31, 2014
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At December 31, 2015 and December 31, 2014 there was approximately $2,418 and $2,986 in net unamortized premium, respectively	302,418	302,986
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	—
1.875% convertible senior notes due 2032	126,500	126,500
Total	$1,103,918	$904,486

The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of December 31, 2015. Our convertible senior notes do not have any financial covenants.
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
During 2010, we completed an offering of $200 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at 97.567% of par value to yield 7.50%. In November 2013, we completed a $100.0 million add-on to the existing 7.50% senior notes due 2020. The add-on was issued at 106.699% of par value to yield 5.875%.
In September 2012, we issued $126.5 million aggregate principal amount of 1.875% Convertible Senior Notes due 2032 (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of Convertible Notes. This corresponds to an initial conversion price of $58.14 per share and represents a 47.5% conversion premium based on the closing price of our common stock on September 12, 2012. The conversion rate is subject to adjustments upon the occurrence of specific events. The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes. On such dates, the note-holders may require a repurchase for any portion or all of their outstanding notes. The amount due to the note-holders in the event of a repurchase is equal to 100% of the principal amount plus any accrued and unpaid interest. The table below assumes redemption by the note-holders on the fifth anniversary date. We may call the Convertible Notes at any time after the fifth anniversary.
In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022. Concurrent with this offering, we repurchased all $285.0 million outstanding of our 6.25% Senior Notes due 2015. We also repurchased an aggregate principal amount of approximately $26.1 million of our 7.731% Senior Subordinated Notes due 2017.
In March 2013, we issued $175.0 million aggregate principal amount of 4.50% senior notes due 2018. These notes were issued at par and the proceeds were partially used to pay off the remaining $99.8 million balance of our 7.731% senior subordinated notes due 2017. The debt redemption resulted in $3.8 million of expense reflected as Loss on early extinguishment of debt in our Consolidated Statements of Operations.
On June 2, 2015, we completed an offering of $200.0 million aggregate principal amount of Senior Notes due 2025. The 2025 Notes bear interest at 6.00% per annum, payable on June 1 and December 1 of each year, commencing on December 1, 2015.
Scheduled principal maturities of our senior and senior convertible notes as of December 31, 2015 follow (in thousands):

Year Ended December 31,
2016	$—
2017	126,500
2018	175,000
2019	—
2020	300,000
Thereafter	500,000
Total	$1,101,500

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	December 31, 2015		December 31, 2014
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$175,000	$175,000	$175,000
7.15% senior notes	$300,000	$315,750	$300,000	$322,500
7.00% senior notes	$300,000	$313,500	$300,000	$318,000
6.00% senior notes	$200,000	$197,500	N/A	N/A
1.875% convertible senior notes	$126,500	$124,128	$126,500	$124,444
Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Basic weighted average number of shares outstanding	39,593	39,017	36,105
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176	2,176
Stock options and unvested restricted stock	395	421	520
Diluted average shares outstanding	42,164	41,614	38,801
Net earnings as reported	$128,738	$142,241	$124,464
Interest attributable to convertible senior notes, net of income taxes	1,597	1,573	1,454
Net earnings for diluted earnings per share	$130,335	$143,814	$125,918
Basic earnings per share	$3.25	$3.65	$3.45
Diluted earnings per share (1)	$3.09	$3.46	$3.25
Antidilutive stock options not included in the calculation of diluted earnings per share	—	26	7

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 9 — ACQUISITIONS AND GOODWILL
Phillips Builders. In August 2013, we entered the Nashville, Tennessee market through the acquisition of the assets and operations of Phillips Builders LLC and selected assets of Phillips Builders. The purchase price was approximately $18.6 million in cash. The results of Phillips Builders operations have been included in our financial statements since September 1, 2013, the effective date of the acquisition. As a result of the transaction, we recorded approximately $10.2 million of goodwill (all of which is tax deductible) which relates to expected synergies from establishing a market presence in Tennessee and the experience and reputation of the acquired team. The remaining basis of the $8.4 million is almost entirely comprised of the fair value of the acquired inventory with limited other assets and liabilities.
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
Goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The acquisitions of Phillips Builders and Legendary Communities were recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for the acquisitions were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price over the fair value of the net assets of $33.0 million was recorded as goodwill, which is included in our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment triggers are present. Our quantitative analysis included both a market and an income based approach, the ending result was the fair value of each reporting unit exceeding their carrying amount, including goodwill, and therefore our goodwill balance was not deemed impaired.
    A summary of changes in the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2014	$—	$—	$10,247	$—	$—	$10,247
Additions	—	—	22,715	—	—	22,715
Balance at December 31, 2014	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2015	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and is amended or restated from time to time, most recently in May 2014. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 4,150,000 shares of common stock, of which 1,145,923 shares remain available for grant at December 31, 2015, excluding any shares under prior plans which have since expired. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with either a three-year or five-year ratable vesting period for employees, with a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and non-employee directors.

We have not granted any stock options since 2009. A summary of remaining stock option activity from stock options granted prior to 2010 is provided below.

Summary of Stock Option Activity:

	Year Ended December 31, 2015
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at beginning of year	181,440	$18.69
Granted	—	N/A
Exercised	(147,040)	$19.62
Cancelled	(20,000)	$13.69
Outstanding at end of year	14,400	$16.11	0.24	$257
Vested at end of year	14,400	$16.11	0.24	$257
Exercisable at end of year	14,400	$16.11	0.24	$257
Price range of options exercised	$ 11.48 - $22.11
Price range of options outstanding	$ 11.48 - $22.11

Total shares reserved for existing or future equity award grants at end of year	2,224,800

	Years Ended December 31,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year:	258,815	$19.63	609,585	$27.44
Granted	—	N/A	—	N/A
Exercised	(60,695)	$17.16	(347,370)	$33.40
Cancelled	(16,680)	$38.86	(3,400)	$14.00
Outstanding at end of year	181,440	$18.69	258,815	$19.63
Exercisable at end of year	181,440	$18.69	225,415	$20.36
Price range of options exercised	$ 11.48 - $42.82		$ 8.06 - $44.44
Price range of options outstanding	$ 11.48 - $22.11		$ 11.48 - $42.82
Stock options Outstanding at December 31, 2015:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.48 - $11.48	500	0.24	$11.48	500	$11.48
$14.00 - $14.00	10,000	0.10	$14.00	10,000	$14.00
$22.11 - $22.11	3,900	0.61	$22.11	3,900	$22.11
	14,400			14,400
The total intrinsic value of option exercises for the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $1.7 million and $4.8 million respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

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

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- Based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	825,650	$25.43	180,000	$22.81
Granted	355,795	42.78	62,500	42.56
Vested (Earned/Released)	(215,850)	41.72	(67,500)	41.97
Forfeited (1)	(81,700)	31.27	—	N/A
Outstanding as of December 31, 2013	883,895	32.22	175,000	30.10
Granted	374,683	45.23	52,083	45.60
Vested (Earned/Released)	(256,137)	45.34	(56,250)	45.56
Forfeited (1)	(99,000)	38.77	—	N/A
Outstanding at December 31, 2014	903,441	37.51	170,833	35.43
Granted	434,387	40.48	66,187	41.17
Vested (Earned/Released)	(318,651)	41.14	(56,250)	40.34
Forfeited (1)	(135,470)	40.53	—	N/A
Outstanding at December 31, 2015	883,707	40.75	180,770	42.93

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

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation expense	$15,781	$12,211	$9,483
Cash received by Company from exercises	$2,886	$1,042	$11,601

The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	December 31, 2015	December 31, 2014
Unrecognized stock-based compensation cost	$18,545	$20,577
Weighted average years expense recognition period	2.34	2.11
Total equity awards outstanding (1)	1,078,877	1,255,714

(1)     Includes options outstanding and unvested restricted stock awards and restricted stock units.

In 2013, we began to offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2015, 2014 and 2013.

NOTE 11 — INCOME TAXES
Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current taxes:
Federal	$53,510	$58,461	$43,675
State	2,726	1,133	1,345
	56,236	59,594	45,020
Deferred taxes:
Federal	(1,652)	(3,470)	10,232
State	6,142	10,052	(2,044)
	4,490	6,582	8,188
Total	$60,726	$66,176	$53,208
Income taxes differ for the years ended December 31, 2015, 2014 and 2013, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Expected taxes at current federal statutory income tax rate	$66,312	$72,946	$62,185
State income taxes, net of federal tax benefit	5,764	7,271	7,967
Change in valuation allowance	—	—	(8,666)
Manufacturing deduction	(5,917)	(6,499)	(4,910)
Federal tax credits	(6,172)	(7,835)	(3,614)
Non-deductible costs and other	739	293	246
Income tax expense	$60,726	$66,176	$53,208

The effective tax rate was 32.1% and 31.8% for 2015 and 2014, respectively. The effective tax rate for both 2015 and 2014 reflect the benefit of energy tax credits and the homebuilder manufacturing deduction for qualified domestic production activities. A reduction in the valuation allowance on deferred tax assets that occurred in 2013 contributed to the lower effective tax rate of 29.9% for 2013 as compared to 2014.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in other liabilities. At December 31, 2015, we have a net deferred tax asset of $59.1 million. We also have net deferred tax liabilities of $3.1 million. Deferred tax assets and liabilities are comprised of timing differences at December 31 (in thousands) as follows:

	2015	2014
Deferred tax assets:
Real estate	$19,622	$15,002
Goodwill	9,263	13,728
Warranty reserve	8,115	8,511
Wages payable	10,633	12,329
Reserves and allowances	1,161	1,022
Equity-based compensation	7,040	6,005
Accrued expenses	7,063	6,208
Net operating loss carry-forwards	1,495	4,603
Other	1,164	1,171
Total deferred tax assets	65,556	68,579

Deferred tax liabilities:
Deferred revenue	2,209	2,935
Prepaids	925	753
Fixed assets	3,275	754
Total deferred tax liabilities	6,409	4,442

Deferred tax assets, net	59,147	64,137
Other deferred tax liability - state franchise taxes	3,058	3,559

Net deferred tax assets and liabilities	$56,089	$60,578
At December 31, 2015 and December 31, 2014, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives.
We recorded a full non-cash valuation allowance against all of our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at that time. During 2012 and 2013, we determined that the positive evidence exceeded the negative evidence in all tax jurisdictions and that it was more likely than not that our deferred tax assets and NOL carryovers would be realized. At the end of 2013, we reversed the remaining valuation allowance on our deferred tax assets and NOL carryovers in all tax jurisdictions based on the weight of the positive evidence. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2015.
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2015, we had no remaining un-utilized federal NOL carryforward or federal tax credits. At December 31, 2015, we also had tax benefits for state NOL carryforwards of $1.5 million that begin to expire in 2028.

At December 31, 2015, we have income taxes payable of $4.3 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments. This amount is recorded in Accrued liabilities in the accompanying balance sheet at December 31, 2015.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2011. We have one state income tax examination covering various years pending resolution at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of December 31, 2015 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.
On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (the “Act”), which the President signed into law on January 2, 2013. The Act extended certain tax provisions which had a retroactive effect on 2012. Among other things, the Act extended for two years the availability of a business tax credit under IRC §45L for building new energy efficient homes which originally was set to expire at the end of 2011. On December 16, 2014, Congress passed the Tax Increase Prevention Act of 2014 (the "Extenders Act"), which the President signed into law on December 19, 2014. The Extenders Act extended the availability of the IRC §45L new energy efficient homes credit to the end of 2014. On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes (PATH) Act of 2015. The PATH Act further extended the availability of the IRC §45L new energy efficient homes credit through the end of 2016. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded tax effected benefits based on estimates for qualifying new energy efficient homes that we sold in 2013, 2014 and 2015. The estimated tax effected benefits as adjusted for actual experience are reflected in our effective tax rate reconciliation as the benefit from federal tax credits.

NOTE 12 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cash paid during the year for:
Interest, net of interest capitalized	$9,915	$830	$9,444
Income taxes	$56,186	$71,321	$25,688
Non-cash operating activities decrease:
Real estate not owned	$4,999	$4,710	$289
Real estate acquired through notes payable	$16,371	$25,176	$18,057

NOTE 13 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We have in prior years chartered aircraft services from companies in which Steve Hilton, our Chairman and CEO, has a significant ownership interest. We currently charter aircraft services from companies in which Mr. Hilton does not have an ownership interest, although the companies use Mr. Hilton's private plane. Payments made to these companies were approximately $695,000, $598,000 and $421,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
During 2009, we entered into an FDIC insured bank deposit account agreement with Alliance Bank of Arizona (“Alliance Bank”) through the Certificate of Deposit Account Registry Service (“CDARS”). In 2012, we entered into an additional FDIC insured bank deposit account agreement with Alliance Bank through the Insured Cash Sweep Service ("ICS"). CDARS and ICS are accepted and recognized services through which participating banks may accept and provide FDIC insurance coverage for large deposits that would otherwise exceed FDIC insurance limits (currently $250,000) by placing, as custodian for the deposit customer (Meritage), that portion of the deposit exceeding FDIC insurance limits with other CDARS and ICS banks participating in the programs such that for FDIC insurance purposes, the deposit is divided into insured amounts and deposited with other network banks to allow for full FDIC coverage. CDARS and ICS deposits differ in that ICS deposits may offer "on demand" withdrawals whereas CDARS are certificates of deposits with pre-determined maturity dates and interest rates. At December 31, 2015, we had cash deposits in the aggregate amount of $100.1 million and a nominal amount at December 31, 2014 through Alliance Bank as the ICS custodian or relationship bank. Alliance Bank had divided these amounts into FDIC insured amounts deposited with other ICS participating FDIC insured institutions. We do not pay any separate fees to Alliance Bank for these programs. Rather, Alliance Bank receives a small fee from the other ICS institutions for certain funds placed. At December 31, 2015 and 2014, we had no CDARS deposits. Robert Sarver, a Meritage director, is a director and the chief executive officer of Western Alliance Bancorporation ("Western Alliance"), the parent company of Alliance Bank. In addition, Steven Hilton, our Chairman and CEO is also a director of Western Alliance. We earned market-rate interest on deposits placed with Western Alliance pursuant to the CDARS and ICS programs of $137,000, $430,000 and $654,000 in 2015, 2014, and 2013, respectively. We had nominal amounts of cash deposits at an Alliance Bank checking account of $9,678 and $9,995, respectively, as of December 31, 2015 and 2014.

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

	Years Ended December 31,
	2015	2014	2013
Homebuilding revenue (1):
West	$1,029,801	$920,244	$937,050
Central	731,766	692,320	508,961
East	806,515	557,079	368,648
Consolidated total	2,568,082	2,169,643	1,814,659
Homebuilding segment operating income:
West	85,760	102,640	131,352
Central	80,444	75,372	38,499
East	56,141	46,510	39,557
Total homebuilding segment operating income	222,345	224,522	209,408
Financial services segment profit	19,271	16,178	15,954
Corporate and unallocated costs (2)	(34,903)	(33,245)	(31,216)
Loss from unconsolidated entities, net	(338)	(447)	(378)
Interest expense	(15,965)	(5,163)	(15,092)
Loss on early extinguishment of debt	—	—	(3,796)
Other (loss)/income, net	(946)	$6,572	2,792
Net earnings before income taxes	$189,464	$208,417	$177,672

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Years Ended December 31,
Land closing revenue:	2015	2014	2013
West	$2,131	$11,155	$11,616
Central	26,448	8,603	16,184
East	7,947	7,494	3,470
Total	$36,526	$27,252	$31,270

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At December 31, 2015
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$28,488	$30,241		$29,110		$—	$—		$87,839
Real estate	1,008,457	505,954		583,891		—	—		2,098,302
Investments in unconsolidated entities	204	8,704		—		—	2,462		11,370
Other assets	55,112	87,313	(1)	77,548	(2)	898	272,140	(3)	493,011
Total assets	$1,092,261	$632,212		$690,549		$898	$274,602		$2,690,522

	At December 31, 2014
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$34,622	$31,317		$29,050		$—	$—		$94,989
Real estate	943,600	446,208		487,874		—	—		1,877,682
Investments in unconsolidated entities	204	8,561		—		—	2,015		10,780
Other assets	48,120	80,689	(1)	70,036	(2)	958	132,884	(3)	332,687
Total assets	$1,026,546	$566,775		$586,960		$958	$134,899		$2,316,138

(1)	Balance consists primarily of development reimbursements from local municipalities and cash.

(2)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(3)	Balance consists primarily of cash and our deferred tax asset.

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
Joint Venture Litigation
Since 2008, we have been involved in litigation initiated by the lender group for a large Nevada-based land acquisition and development joint venture in which we held a 3.53% interest. We were the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April

2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and we contended, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claimed that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We contested the Lenders’ claim on the basis that the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance, by refusing to release their lien in connection with our second and final takedown in this project, and the repayment guarantee was not properly triggered by the lenders’ filing of the involuntary bankruptcy. On August 25, 2011, the US District Court of Nevada entered judgments in favor of JP Morgan in a combined amount of $16.6 million, which included prejudgment interest and attorneys' fees. We appealed that ruling and on October 26, 2015, the Ninth Circuit Court of Appeals issued an unpublished Memorandum Opinion affirming the trial court's ruling in favor of JP Morgan. We incurred an incremental $4.1 million in charges in the third quarter of 2015 for litigation reserves related to this matter to fully reserve the entire judgment and we subsequently paid the judgment amount in January 2016. We believe that as of December 31, 2015, we were fully reserved for all exposure related to this matter.
We believe that four of our co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for certain amounts that Meritage has paid or may hereafter pay pursuant to or related to the above-mentioned claims and judgments against us and we have filed an arbitration claim against those builders to recover such amounts from them based on breach of contract, breach of the implied covenant of good faith and fair dealing, indemnity, and other claims.
Lease Agreements
We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancelable operating leases as of December 31, 2015, are as follows (in thousands):

Years Ended December 31,
2016	$6,710
2017	6,204
2018	4,649
2019	2,801
2020	2,334
Thereafter	5,211
$27,909
Rent expense was $6.6 million, $6.5 million and $6.4 million in 2015, 2014 and 2013, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations. Sublease income was $0.5 million, $0.6 million and $1.6 million in 2015, 2014 and 2013, respectively. Sublease income is included within other (loss)/income, net on our consolidated statements of operations.
See Note 1 for information related to our warranty obligations.

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the years ended December 31, 2015 and 2014 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2015
Total closing revenue	$518,712	$597,801	$669,956	$781,613
Total closing gross profit	$95,641	$114,749	$126,244	$152,075
Earnings before income taxes	$25,297	$41,414	$46,668	$76,085
Net earnings	$16,400	$29,133	$30,308	$52,897
Per Share Data:
Basic earnings per share (1)	$0.42	$0.73	$0.76	$1.33
Diluted earnings per share (1)	$0.40	$0.70	$0.73	$1.26
2014
Total closing revenue	$408,345	$505,604	$556,776	$698,918
Total closing gross profit	$91,572	$110,003	$110,761	$140,281
Earnings before income taxes	$39,758	$55,236	$47,030	$66,393
Net earnings	$25,377	$35,079	$32,577	$49,208
Per Share Data:
Basic earnings per share (1)	$0.66	$0.90	$0.83	$1.26
Diluted earnings per share (1)	$0.62	$0.85	$0.79	$1.19

(1)	Due to the computation of earnings per share, the sum of the quarterly amounts may not equal the full-year results.

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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-K (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 17, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 17, 2016

Item 9B.	Other Information

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2016 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end (the "2016 Proxy Statement")). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference from our 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference from our 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference from our 2016 Proxy Statement.

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
Incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 1, 2012

4.2.5	Fourth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.3.4 of Form S-4 Registration Statement No. 333-187457

4.2.6	Fifth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 2013

Exhibit Number	Description	Page or Method of Filing
4.2.7	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2.7 of Form S-4 Registration Statement No. 333-192730

4.2.8	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2014

4.2.9	Seventh Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2014

4.2.10	Eighth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2.10 of Form 10-K for the year ended December 31, 2014

4.3	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 10, 2012

4.3.1	First Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.4.1 of Form S-4 Registration Statement No. 333-187457

4.3.2	Second Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended September 30, 2013

4.3.3	Third Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended June 30, 2014

4.3.4	Fourth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended June 30, 2014

4.3.5	Fifth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.3.5 of Form 10-K for the year ended December 31, 2014

4.4	Indenture, dated as of September 18, 2012	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 18, 2012

4.4.1	Supplemental Indenture No. 1, dated as of September 18, 2012 (re 1.875% Convertible Senior Notes due 2032) and form of 1.875% Convertible Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 18, 2012

4.4.2	Supplemental Indenture No. 2 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2013

4.4.3	Supplemental Indenture No. 3 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended June 30, 2014

4.4.4	Supplemental Indenture No. 4 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended June 30, 2014

4.4.5	Supplemental Indenture No. 5 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.4.5 of Form 10-K for the year ended December 31, 2014

4.5	Indenture, dated March 13, 2013 re 4.50% Senior Notes due 2018, and Form of 4.50% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated March 13, 2013

4.5.1	First Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2013

4.5.2	Second Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2014

Exhibit Number	Description	Page or Method of Filing
4.5.3	Third Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2014

4.5.4	Fourth Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.5.4 of Form 10-K for the year ended December 31, 2014

4.6	Indenture dated June 2, 2015 (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 2, 2015

10.1	2006 Executive Management Incentive Plan*	Incorporated by reference to Appendix B of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2	Amended 1997 Meritage Stock Option Plan *	Incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2004.

10.3	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.3.1	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991

10.3.2	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.3.3	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.3.4	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.3.5	Representative Form of Incentive Stock Option Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.3.6	Representative Form of Stock Appreciation Rights Agreement (2006 Plan)*	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.3.7	Representative Form of Performance Share Award Agreement *	Incorporated by reference to Exhibit 10.9 of Form 8-K dated March 28, 2014

10.3.8	Representative Form of Restricted Stock Unit Agreement *	Incorporated by reference to Exhibit 10.10 of Form 8-K dated March 28, 2014

10.4	Fourth Amended and Restated Employment Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 28, 2014

10.4.1	Third Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton*	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 19, 2010.

10.4.2	Second Amendment to Third Amended and Restated Change of Control Agreement for Steven J. Hilton*	Incorporated by reference to Exhibit 10.5 of Form 8-K dated March 28, 2014

10.5	Fourth Amended and Restated Employment Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated March 28, 2014

10.5.1	Third Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 19, 2010

10.5.2	Second Amendment to Third Amended and Restated Change of Control Agreement between the Company and Larry W. Seay*	Incorporated by reference to Exhibit 10.6 of Form 8-K dated March 28, 2014

Exhibit Number	Description	Page or Method of Filing
10.6	Second Amended and Restated Employment Agreement between the Company and Steven Davis*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated March 28, 2014.

10.7	Second Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated March 28, 2014

10.7.1	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010

10.7.2	Second Amendment to Third Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated March 28, 2014

10.8	Phillippe Lord Employment Letter *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated April 1, 2015

10.9	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2014

10.9.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015

10.1	Meritage Homes Corporation Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2013

21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry W. Seay, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 16, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February 2016.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By	/s/ STEVEN J. HILTON
Steven J. Hilton Chairman and Chief Executive Officer

By	/s/ LARRY W. SEAY
Larry W. Seay Executive Vice President and Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve J. Hilton, C. Timothy White and Hilla Sferruzza, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN J. HILTON	Chairman and Chief Executive Officer	February 17, 2016
Steven J. Hilton

/s/ LARRY W. SEAY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2016
Larry W. Seay

/s/ HILLA SFERRUZZA	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2016
Hilla Sferruzza

/s/ PETER L. AX	Director	February 17, 2016
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 17, 2016
Raymond Oppel

/s/ ROBERT G. SARVER	Director	February 17, 2016
Robert G. Sarver

	Director	February 17, 2016
Richard T. Burke, Sr.

/s/ GERALD W. HADDOCK	Director	February 17, 2016
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 17, 2016
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 17, 2016
Michael R. Odell